Form 10-Q
period 1996-03-31
VISIONEER INC
filed 1996-05-15
CIK 1002517

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL QUARTER ENDED MARCH 31, 1996          COMMISSION FILE NUMBER 0-27038

                                VISIONEER, INC.
             (Exact Name of Registrant as specified in its charter)

                  DELAWARE                                      94-3156479
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

                            2860 WEST BAYSHORE ROAD
                              PALO ALTO, CA 94303
                                 (415) 812-6400
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ['X'] No [ ].

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of April 30, 1996 was 19,030,095.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                VISIONEER, INC.
                                   FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 1996

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I: FINANCIAL INFORMATION
Item 1:   Financial Statements
          Condensed Balance Sheets at March 31, 1996 and December 31, 1995..............     3
          Condensed Statements of Operations for the three month periods ended March 31,
          1996 and March 31, 1995.......................................................     4
          Condensed Statements of Cash Flows for the three month periods ended March 31,
          1996 and March 31, 1995.......................................................     5
          Notes to Condensed Financial Statements.......................................     6
Item 2:   Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................     7
PART II: OTHER INFORMATION
Item 1.   Legal Proceedings.............................................................    15
Item 2.   Changes in Securities.........................................................    15
Item 3.   Defaults Upon Senior Securities...............................................    15
Item 4.   Submission of Matters to a Vote of Security Holders...........................    15
Item 5.   Other Information.............................................................    15
Item 6.   Exhibits and Reports on Form 8-K..............................................    15
Signatures..............................................................................    16
Index to Exhibits.......................................................................    17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                VISIONEER, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1996            1995
                                                                       ---------     ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents..........................................  $  34,702       $ 39,909
  Short-term investments.............................................      9,866          4,895
  Restricted cash....................................................      1,362          1,362
  Accounts receivable, less allowances of $2,270 and $2,531..........     16,447         11,138
  Inventory..........................................................      4,832          3,764
  Prepaid expenses and other current assets..........................      1,192          1,542
                                                                        --------       --------
     Total current assets............................................     68,401         62,610
Property and equipment, net..........................................      3,206          3,054
Other assets.........................................................        126            129
                                                                        --------       --------
                                                                       $  71,733       $ 65,793
                                                                        ========       ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................  $   8,051       $ 10,212
  Deferred revenue...................................................        510          1,472
  Accrued liabilities................................................      6,459          4,001
  Current portion of capital lease obligations.......................        190            248
                                                                        --------       --------
     Total current liabilities.......................................     15,210         15,933
                                                                        --------       --------
Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares authorized at
     March 31, 1996 and December 31, 1995; 19,007,989 and 18,371,047
     shares issued and outstanding at March 31, 1996 and December 31,
     1995, respectively..............................................         19             18
  Additional paid-in-capital.........................................     86,024         79,444
  Deferred compensation relating to stock options....................       (325)          (350)
  Notes receivable from stockholders.................................       (446)          (446)
  Accumulated deficit................................................    (28,749)       (28,806)
                                                                        --------       --------
     Total stockholders' equity......................................     56,523         49,860
                                                                        --------       --------
                                                                       $  71,733       $ 65,793
                                                                        ========       ========

   The accompanying notes are an integral part of these financial statements.

                                 VISIONEER, INC

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Revenues:
  Product revenues.......................................................  $13,200     $ 3,982
  Royalty revenues.......................................................    5,006          --
                                                                           -------     -------
     Total net revenues..................................................   18,206       3,982
Cost of revenues:
  Cost of product revenues...............................................   10,536       3,132
  Cost of royalty revenues...............................................      711          --
                                                                           -------     -------
     Total cost of revenues..............................................   11,247       3,132
                                                                           -------     -------
Gross profit.............................................................    6,959         850
                                                                           -------     -------
Operating expenses:
  Research and development...............................................    2,372       1,974
  Selling, general and administrative....................................    5,133       1,868
                                                                           -------     -------
     Total operating expenses............................................    7,505       3,842
                                                                           -------     -------
Operating loss...........................................................     (546)     (2,992)
Interest income..........................................................      612          49
Interest expense.........................................................       (9)        (20)
                                                                           -------     -------
Net income (loss)........................................................  $    57     $(2,963)
                                                                           =======     =======
Net income per share.....................................................  $  0.00
                                                                           =======
Pro forma net loss per share.............................................              $ (0.20)
                                                                                       =======
Weighted average common shares and equivalents...........................   20,462      15,180
                                                                           =======     =======

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Cash flows from operating activities:
  Net income (loss)......................................................  $    57     $(2,963)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization.......................................      407         132
     Other...............................................................     (236)        (40)
     Changes in assets and liabilities:
       Accounts receivable...............................................   (5,048)     (1,500)
       Inventory.........................................................   (1,068)        993
       Prepaid expenses and other current assets.........................      350           6
       Other assets......................................................        3          (3)
       Accounts payable..................................................   (2,161)      1,615
       Deferred revenue..................................................     (962)        834
       Other accrued liabilities.........................................    2,458         317
                                                                           -------     -------
  Net cash used in operating activities..................................   (6,200)       (609)
                                                                           -------     -------
Cash flows from investing activities:
  Net investment in available-for-sale securities........................   (4,971)       (191)
  Transfer to restricted cash............................................       --        (420)
  Capital expenditures for property and equipment........................     (558)       (303)
                                                                           -------     -------
Net cash used by investing activities....................................   (5,529)       (914)
                                                                           -------     -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net............................    6,580          20
  Payments on capitalized lease obligations..............................      (58)        (48)
                                                                           -------     -------
Net cash provided by (used in) financing activities......................    6,522         (28)
                                                                           -------     -------
Net decrease in cash and cash equivalents................................   (5,207)     (1,551)
Cash and cash equivalents at beginning of period.........................   39,909       1,868
                                                                           -------     -------
Cash and cash equivalents at end of period...............................  $34,702     $   317
                                                                           =======     =======

   The accompanying notes are in integral part of these financial statements.

                                VISIONEER, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Visioneer, Inc. (the "Company" or "Visioneer") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of March 31, 1996, and the condensed statements of operations and cash flows for the three months ended March 31, 1996 and 1995 have been prepared by the Company, and have not been audited. In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1996, and for all periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The results for the quarter ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996, or any future period.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -- REVENUE RECOGNITION

     In 1995, under the terms of the Hewlett-Packard Agreement, the Company recognized royalty revenues upon Hewlett-Packard's shipment of ScanJet 4s products to its distributors. Effective January 1, 1996, under a modified agreement with Hewlett-Packard, the Company now earns royalties when ScanJet 4s products are shipped to Hewlett-Packard. The net result of this change was an increase of $2.6 million in royalty revenue recognized for quarter ended March 31, 1996. In the event that Hewlett-Packard does not ship or use internally products for which royalty is due or has been paid, Visioneer will refund or waive the royalty for inventory held by Hewlett-Packard after the ScanJet 4s products are removed from Hewlett-Packard's price list. Based on discussions with Hewlett-Packard and after considering other factors such as Hewlett-Packard's estimated sell through rate and size of inventory, the Company has estimated the number of units which Hewlett-Packard could have in inventory in the event it stops shipping its ScanJet 4s products and has provided a reserve for royalty repayments for such units.

NOTE 3 -- INVENTORIES

     Inventories consisted of the following:

                                                                     MARCH 31,   DECEMBER 31,
                                                                       1996          1995
                                                                     ---------   ------------
                                                                          (IN THOUSANDS)
    Raw materials..................................................   $ 1,285       $  518
    Work-in-process................................................     1,463        2,311
    Finished goods.................................................     2,084          935
                                                                       ------       ------
                                                                      $ 4,832       $3,764
                                                                       ======       ======

NOTE 4 -- NET INCOME PER SHARE AND PRO FORMA NET LOSS PER SHARE

     Net income per share and pro forma net loss per share data are based upon the weighted average number of outstanding shares of common stock plus dilutive common stock equivalents. Common stock equivalents include stock options and warrants (using the treasury stock method). Through the initial public offering of the Company's stock on December 11, 1995, common stock equivalents included preferred stock which converted into common stock upon the consummation of the offering. Additionally, pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares, including preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method) issued subsequent to September 1994 through December 11, 1995, have been included in the computations for the periods through December 11, 1995 as if they were outstanding for the entire period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described under "Additional Factors That May Affect Future Results," and those mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

     Visioneer designs, develops and markets intelligent paper input systems. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The success of the Company will depend on its ability to generate sales of PaperPort products significantly in excess of sales during the fourth quarter of 1995 and the first quarter of 1996, which in turn will depend in part on the ability of the Company and its distributors and OEM partners to convince end users to adopt paper input systems for the desktop and to educate end users about the benefits of the Company's products. There can be no assurance that the market for paper input systems will develop or that the Company will achieve market acceptance of its products. The Company has incurred annual net losses since inception and during the quarter ended March 31, 1996, the Company achieved break-even net income of $57,000. However, there can be no assurance that the Company will be able to attain profitability on an annual basis. As of March 31, 1996, the Company had an accumulated deficit of $28.7 million. Although the Company has experienced revenue growth in recent periods, recent growth rates will not be sustainable. In particular, product revenues are expected to decline over the next two quarters. The Company anticipates that it will incur losses during at least the remainder of 1996 due to lower product sales, the Company's plan to increase sales and marketing spending, and in view of Hewlett-Packard's decision to stop buying ScanJet 4s products after the quarter ended March 31, 1996.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of total net revenues, certain selected financial data for the quarters ended March 31, 1996 and 1995.

                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                            -----------------
                                                                             1996       1995
                                                                            ------     ------
Revenues:
  Product revenues........................................................   72.5%     100.0%
  Royalty revenues........................................................   27.5%       0.0%
                                                                            ------     ------
     Total net revenues...................................................  100.0%     100.0%
Cost of revenues:
  Cost of product revenues................................................   57.9%      78.7%
  Cost of royalty revenues................................................    3.9%       0.0%
                                                                            ------     ------
     Total cost of revenues...............................................   61.8%      78.7%
                                                                            ------     ------
Gross profit..............................................................   38.2%      21.3%
                                                                            ------     ------
Operating expenses:
  Research and development................................................   13.0%      49.6%
  Selling, general and administrative.....................................   28.2%      46.9%
                                                                            ------     ------
     Total operating expenses.............................................   41.2%      96.5%
                                                                            ------     ------
Operating loss............................................................   (3.0%)    (75.2%)
Interest income...........................................................    3.3%       0.8%
                                                                            ------     ------
Net income (loss).........................................................    0.3%     (74.4%)
                                                                            ======     ======

TOTAL NET REVENUES

     Total net revenues increased to $18.2 million for the first quarter ended March 31, 1996 from $4.0 million for the first quarter of 1995. This significant increase in total net revenues can be attributed to several major factors. First, net revenues from sales of branded PaperPort products increased 231% during such quarter compared to the same quarter in 1995. Also, unit sales increased 309% while the average unit retail prices moved down from $369 to $299. Second, net royalty revenues totaled $5.0 million, 27.5% of total net revenues for the first quarter of 1996 as compared to 0% for the same quarter in 1995. In addition, as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, effective January 1, 1996, under a modified agreement with Hewlett-Packard, the Company now earns royalties when ScanJet 4s products are shipped to Hewlett-Packard by Flextronics, Visioneer's contract manufacturer, and any unrecognized royalty revenues from products shipped to Hewlett-Packard in 1995 were considered earned and were recognized in this first quarter, resulting in $2.6 million of additional royalty revenue. The Company also began recording its first royalty revenues associated with shipments of the integrated scanner keyboard to Compaq during the first quarter of 1996. Finally, net revenues from international sales increased to $1.8 million during the first quarter of 1996 from $0.2 million in the first quarter of 1995. The Company continued to build its international business as net revenues from international sales increased to 10% of total net revenues in the first quarter of 1996 compared to 5% in the first quarter of 1995.

     The Company has been informed by Hewlett-Packard that it does not expect to purchase any additional ScanJet 4s products for the remainder of the contract. After discussions with Hewlett-Packard, the Company believes that Hewlett-Packard will continue to sell the ScanJet 4s products through the end of 1996; however, Hewlett-Packard has informed the Company that it currently has inventories sufficient to last it through that period. The Company believes that sales of ScanJet 4s products have been slower than expected due to Hewlett-Packards's minimal marketing efforts.

     In the event that Hewlett-Packard stops selling the ScanJet 4s product, the Company is obligated to refund royalties related to unused inventories of ScanJet 4s products held by Hewlett-Packard sixty days after said event. Based on discussions with Hewlett-Packard and after considering other factors such as Hewlett-Packard's estimated sell through rate and size of current inventory, the Company estimated the number of units which Hewlett-Packard could have in inventory in the event it stops selling the ScanJet 4s products, and has provided a reserve for royalty repayments for such units which are included in the Company's reserves taken in the first quarter of 1996.

     On April 1, 1996, the Company signed a Memorandum of Understanding with Hewlett-Packard to enter into a second agreement to develop and supply additional software products to Hewlett-Packard through the third quarter of 1997. The Company will continue to supply its software for all of Hewlett-Packard's existing flatbed scanners and network scanners. In addition, the new agreement will license Hewlett-Packard the right to use the Company's software on additional products. There can be no assurance that the Memorandum of Understanding will become an agreement between the Company and Hewlett-Packard; and if the parties do not reach such an agreement, the Company's results of operations will be materially adversely effected.

     During the first quarter ended March 31, 1996, the Company continued to build its presence in the distribution channel resulting in an increase in channel inventories of the Company's products. The Company expects that total net revenues for the second and third quarters of 1996 will be lower than the first quarter of 1996 as a result of Hewlett-Packard's decision not to purchase any additional ScanJet 4s products for the remainder of the contract with the Company and the Company's expectation that sales of PaperPort Vx products in the next several months may not match sales achieved in the first quarter of 1996 and the fourth quarter of 1995 following the introduction of such products and the purchase of initial inventory by the Company's distributors. Furthermore, the Company expects that such lower total net revenues, coupled with increased marketing and sales expenditures, as discussed below, will result in operating losses for the second and third quarters of 1996.

COST OF REVENUES

     Cost of revenues as a percentage of total net revenues decreased to 62% in the first quarter of 1996 compared to 79% in the same quarter of 1995. This improvement resulted primarily from fixed costs spread over increased unit shipments, cost reduction programs, other cost efficiencies associated with higher volume production, and the commencement of higher margin royalty revenues earned from the Hewlett-Packard and Compaq OEM agreements. These improvements to gross margin were enough to offset additional reserves taken during the first quarter ended March 31, 1996 by the Company to write down PaperPort 2.0 inventories and to cover a minor product performance issue. Due to variations in product mix, pricing actions, and manufacturing related costs associated with product transitions, the Company anticipates continued quarterly fluctuations in its cost of revenue levels in 1996. The Company maintains a strategy designed to increase its market share and continues to expand its presence in the price-sensitive consumer market place. This strategy, along with the expectation of a continued aggressive pricing environment and product transitions, will continue to put pressure on the Company's cost of revenues and gross margins.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased 20% in absolute dollars to $2.4 million in the first quarter of 1996 from $2.0 million in the comparable quarter in 1995, while declining sharply as a percentage of total net revenues. The increase in spending was primarily due to the hiring of additional engineers partially offset by the reduction of contractors used for product development. At March 31,1996, the Company employed 60 employees and 8 contractors in research and development compared to 27 employees and 17 contractors at March 31, 1995. The Company believes that the development of new products and the enhancement of existing products is essential to its success. Accordingly, the Company anticipates that research and development expenses of its products will continue to increase in absolute terms for the foreseeable future. However, such expenses may fluctuate from quarter to quarter depending on a wide range of factors including the status of various development projects. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 175% in absolute dollars to $5.1 million in the first quarter of 1996 from $1.9 million in the first quarter of 1995, while declining significantly to 28% from 47% as a percentage of total net revenues. The increase in spending was primarily attributed to an increase in employees in order to support the Company's growing operations and to higher advertising and other selling and support costs in connection with product introductions and increased sales.

     The Company had expected Hewlett-Packard to put considerable marketing effort behind the launch of its ScanJet 4s products. Because this has not happened to the Company's satisfaction, and due to various other factors, the Company has decided to employ substantially more sales and marketing efforts over the next several quarters to create and expand the overall market and build the Company's brand name and product awareness. Such expenses may, however, fluctuate from quarter to quarter, in absolute terms, depending on a variety of factors, including the timing of the introduction of any new products, expansion of the Company's distribution channels, general advertising not related to product introductions and expansion into international markets.

OTHER INCOME, NET

     Other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Other income, net, was $603,000 for the first quarter of 1996 compared to $29,000 for the comparable quarter of 1995. The increase was primarily the result of an increase in interest income from increased cash equivalents and short-term investments resulting from the application of proceeds from the Company's initial public offering in December 1995 and the subsequent exercise by the underwriters of the over-allotment in January 1996.

TAXATION

     The Company had no tax provision during the first quarter ended March 31, 1996 due to the availability of net operating loss carryforwards. The Company did not record a tax benefit of operating losses in 1995 due to the uncertainty of their realization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents, restricted cash and short-term investments on March 31, 1996 totaled $45.9 million, representing 67% of total assets as compared to $46.2 million and 70% of total assets on December 31, 1995. This decrease of $236,000 resulted from several factors. Accounts receivable increased by $5.0 million primarily because sales were disproportionately higher in the final month of the first quarter of 1996. Inventories increased by $1.1 million as the Company built up inventory levels, primarily in finished goods. Accounts payables decreased by $2.2 million primarily because the Company was able to purchase finished goods inventory from Flextronics evenly throughout the quarter as opposed to being concentrated in the last month of the prior quarter. These uses of cash were more than enough to offset the $6.6 million net inflow of cash in January 1996 when the over-allotment option granted to the underwriters in the initial public offering was exercised.

     Flextronics ships products directly to customers and invoices the Company only when the final packaged product is put into the Company's finished goods inventory location prior to customer shipment. Historically, the Company has carried minimum levels of finished goods inventory. As the Company expands its product offerings and distribution channels and penetrates international markets, the Company expects that inventory levels will continue to increase. In addition, should it become necessary for the Company to purchase additional components, the Company would be required to increase inventories of these components, thereby reducing the Company's cash resources.

     On November 28, 1995, the Company entered into a line of credit agreement with a bank which provides for borrowings of up to $2 million. The line is secured by the assets of the Company, expires May 15, 1996 and carries interest at prime plus 1.25%. The Company currently has no intention of renewing this line of credit and believes that its cash balances are sufficient to fund operations for at least the next twelve months. The line prohibits the payment of any dividend and requires the Company to comply with certain financial covenants including minimum levels of tangible net worth. The borrowings under the line are limited to certain specific percentages of eligible accounts receivable, as defined in the line of credit agreement. As of March 31, 1996, no amount was outstanding under this agreement, and the Company was in compliance with the various financial covenants.

     The Company believes that its existing sources of liquidity will provide adequate cash to fund its operations for at least the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities or obtain lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company intends to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the following important factors, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company in this report.

  Difficulties and Risks Associated with New Product Introduction and
Development

     The introduction of major new products and enhancements of existing products, such as PaperPort Vx, introduced in the fourth quarter of 1995, has had and will continue to have a significant impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of any new product may increase in the first few months following introduction due to the purchase of initial inventory by the Company's distributors, as evidenced by strong sales of PaperPort Vx products in the first quarter of 1996 and the fourth quarter of 1995. Thereafter, revenues may decline or stabilize until the end of a product life cycle, at which time revenues are likely to decline significantly. To this extent, the Company feels that the level of sales of PaperPort Vx products through the balance of 1996 will not match those of the previous several months.

     The Company must successfully manage the transition to new products and new versions of existing products. At the end of a product life cycle the Company may experience higher rates of return of its older products and may have to lower the prices of such products, which would result in increased price protection charges and could have a material adverse impact on the Company's net revenues and operating results. The Company experienced higher than normal rates of return of its older version products in the fourth quarter of 1995 and the first quarter of 1996 and did incur significant price protection charges in connection with the Company's release of PaperPort Vx in October 1995. Due to the inherent uncertainties of product development and new product introductions, the Company cannot accurately predict the exact quarter in which a new product or version will be ready to ship. Any delay in the scheduled release of major new products would have a material adverse impact on the Company's net revenues and operating results.

     Although the Company does not consider its business to be highly seasonal, the Company expects that as its market matures its business will follow the trends in the PC market and will experience seasonally higher sales and earnings in the fourth quarter of the year.

  Fluctuations in Operating Results

     The Company has experienced and may continue to experience significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors, many of which are outside of the Company's direct control. These factors include development of the paper input systems market, demand for the Company's products, the Company's success in developing, introducing and shipping new products and product enhancements, the market acceptance of such products, the Company's ability to respond to new product introductions and price reductions by its competitors, the timing, cancellation or rescheduling of significant orders, the purchasing patterns and potential product returns from the Company's distribution channels, the Company's relationships with its OEM partners and distributors, the performance of the Company's contract manufacturers and component suppliers, the availability of key components and changes in the cost of materials for the Company's products, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development and selling, general and administrative expenditures, and general economic conditions.

     Revenues and operating results in any quarter depend on the volume, timing and ability to fulfill customer orders, the receipt of which is difficult to forecast. A significant portion of the Company's operating expenses is relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust operating expenses to compensate for such shortfall. Accordingly, any significant shortfall in revenues relative to the Company's expectations would have an immediate material adverse impact on the Company's business, operating results and financial condition. The Company expects that total net revenues for the second and third quarters of 1996 will be lower than the first quarter of 1996 as a result of Hewlett-Packard's decision not to purchase any additional ScanJet 4s products for the remainder of the contract with the Company and the Company's expectation that sales of PaperPort Vx products in the next several months may not match sales achieved in the first quarter of 1996 and the fourth quarter of 1995 following the introduction of such products and the purchase of initial inventory by the Company's distributors. Furthermore, the Company expects that such lower total net revenues, coupled with increased marketing and sales expenditures, as discussed below, will result in operating losses for the second and third quarters of 1996. The Company may also be required to reduce prices in response to competition or increase spending to pursue new product or market opportunities. In this regard, the Company reduced the retail price on its PaperPort Vx products from $369 to $299 on January 29, 1996. In the event of significant additional price competition in the market for the Company's products, which is expected, the Company will be required to decrease costs at least proportionately and will be at a significant disadvantage compared to competitors with substantially greater resources, which could more readily withstand an extended period of downward pricing pressure. The Company realizes substantially more revenue from the sale of PaperPort Vx than from its royalty arrangements. However, the effect on gross profit and net income from any shifts in product mix is uncertain and depends on the Company's ability to control its costs.

     Due to all of the foregoing factors, it is likely that at some point in the future that the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies participating in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

  Dependence on Contract Manufacturers

     The Company has an independent contract manufacturing agreement with Flextronics. Over the last eighteen months, Flextronics has accounted for substantially all of the Company's material's procurement, assembly, system integration, testing and quality assurance. The Company expects that it will need to expand its manufacturing capacity in 1996. In this regard, the Company has been negotiating with Flextronics and other contract manufacturers for additional manufacturing capacity. There can be no assurance that the Company will be able to secure additional manufacturing capacity. Any inability to increase manufacturing capacity as required could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, commencement of production of products at new or existing facilities involves certain start-up risks, such as those associated with the procurement of materials and training of production personnel, which may result in delays and quality issues. The current agreement with Flextronics allows Flextronics to terminate the agreement with limited notice. The unanticipated loss of Flextronics or any other future contract manufacturer could cause delays in the Company's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event would have a material adverse effect on the Company's business, operation results and financial condition.

     The Company's manufacturing policies are designed to respond to rapid changes in customer demand, but may in certain instances result in excess or insufficient inventory, or inappropriate mix of component inventory, if orders do not match forecasts. To date, the Company's inventory of PaperPort Vx reflects the Company's expected inventory requirements based on forecasted sales, however, there can be no assurance that actual sales will match forecasts. To the extent the Company has excess inventories, the Company may experience inventory write-downs or may have to lower prices of its product which would result in substantial price protection charges and a negative impact on gross margins. Many large companies have recently publicly announced their inability to fulfill customer orders due to a worldwide shortage of high-tech components and manufacturing capacity. To the extent the Company has insufficient inventory, the Company may be materially adversely impacted by the loss of one or more of the Company's distribution and reseller relationships or OEM partners, and the inability of the Company to obtain market acceptance of its products. The inability of the Company's contract manufacturers to provide the Company with adequate supplies of high quality products at acceptable prices could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Distributors

     To date, the Company has derived a substantial portion of its revenues from sales through its independent distributors. Although the Company has recently established two strategic OEM partnerships, the Company expects that sales through its independent distributors will continue to account for a substantial portion of its revenues for the foreseeable future. Sales to the top four independent distributors in the first quarter of 1996 accounted for 61% of the Company's net revenues compared to 90% for the comparable period of 1995. The Company believes this percentage will continue to decrease in the future because of its sales under the Compaq Agreement and the Company's efforts to expand its distribution channels domestically and internationally. The Company's agreements with its distributors are not exclusive, and each of the Company's distributors can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's independent distributors will continue to offer the Company's products or that the Company will be able to recruit additional or replacement distributors. The loss of one or more of the Company's major distributors would have a material adverse effect on the Company's business, operating results and financial condition. Many of the Company's distributors offer competitive products manufactured by third parties. There can be no assurance that the Company's distributors will give priority to the marketing of the Company's products as compared to competitors' products. Any reduction or delay in sales of the Company's products by its distributors would have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Component Suppliers

     A substantial portion of the total manufacturing cost of the PaperPort is represented by various components, particularly PCBAs, a contact image sensor array and the Company's ASIC. Prices of these components can fluctuate significantly depending primarily upon the availability of these components. Because the market for paper input systems and, in particular, the Company's products, is new and rapidly evolving, the Company's ability to forecast its demand for key components is limited. Due to the long lead times for procurement of certain materials and components ordered by the Company, and, to the extent orders for the Company's products exceed its initial forecasts, the Company may be required to incur expenses for expediting procurement of key components. The Company incurred such expenses for expediting procurement of key components in the quarter ended December 31, 1995 and expects that it may in the future be required to incur similar expenses for expediting procurement of key components. In addition, the introduction of new products is accompanied by certain start-up, warranty, and rework costs which are generally incurred in the initial stage of production of such new products. As a result of technological improvements implemented in connection with the Company's development of PaperPort Vx, particularly with regard to the ASIC, the unit cost of PaperPort Vx declined as compared to the prior version. However, as the Company transitions to new products, it does not expect that it will experience similar unit cost reductions in the foreseeable future. Although the Company plans to continue to pursue cost-reduction efforts to lower unit costs, no assurance can be given that the Company's efforts to reduce product costs will be successful.

  Intensely Competitive Market

     The computer and peripherals industry has been characterized by ongoing rapid price erosion and resulting pressure on gross margins. For example, in connection with the Company's introduction of the PaperPort Vx, the Company lowered the price of its existing PaperPort products which adversely impacted the Company's gross margin for such products shipped in the quarter ended December 31, 1995. Subsequently, the Company lowered the prices of PaperPort Vx effective January 29, 1996. The Company expects that, based on historical trends in the computer and peripherals industry and, in particular, on the Company's recent observations and experiences in the paper input systems market, prices will continue to decline in the future and that competitors will offer products which meet or exceed performance and capabilities of the Company's products. The Company intends to introduce new hardware designs, software upgrades, accessory products and new software features, in part, to respond to anticipated competitive price pressures and new product introductions. If prices fall faster than expected by the Company, or if the Company reduces its prices in order to become or remain competitive or for any other reason, the Company may be unable to respond with significant cost reductions and its gross margin could be materially adversely affected. In addition, the Company's gross margin will depend in part on other factors outside of the Company's control, including the availability and prices of key components, the success of the Company's product transition, competition, the timing and amount of royalties received under its OEM arrangements and general economic conditions. Fluctuations in gross margin could have a material adverse effect on the Company's financial condition and operating results.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NO.                                      DESCRIPTION
- - -----------  -----------------------------------------------------------------------------------
10.18+       OEM Agreement dated June 30, 1995 between the Registrant and Compaq Computer
             Corporation.
11.1         Statement of Computation of Net Income (Loss) per Common Shares and Equivalents.
27.1         Financial Data Schedule

     (b) Reports on Form 8-K

          There were no reports on Form 8-K filed during the period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 1996                              Visioneer, Inc.

                                          /s/  Geoffrey C. Darby

                                          --------------------------------------
                                                    Geoffrey C. Darby
                                              Vice President of Finance and
                                            Administration and Chief Financial
                                             Officer (Principal Financial and
                                                   Accounting Officer)

                                 VISIONEER, INC.

                                INDEX TO EXHIBITS

                                                                                            Sequentially
Exhibit No.                              Description of Exhibit                             Numbered Page
- - -----------                              ----------------------                             -------------
10.18+          OEM Agreement dated June 30, 1995 between the Registrant and Compaq              20
                Computer Corporation.

11.1            Statement of Computation of Net Income (Loss) per Common Shares and              18
                Equivalents.

27.1            Financial Data Schedule                                                          19


- - ----------------
+ Confidential treatment requested.