Form 10-Q
period 1996-07-25
VISIONEER INC
filed 1996-08-14
CIK 1002517

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

FOR THE FISCAL QUARTER ENDED JUNE 30, 1996        COMMISSION FILE NUMBER 0-27038

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of July 30, 1996 was 19,111,431.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                VISIONEER, INC.

                                   FORM 10-Q
                         SIX MONTHS ENDED JUNE 30, 1996

                                     INDEX

                                                                                           PAGE
                                                                                           ----
PART I: FINANCIAL INFORMATION
Item 1:      Financial Statements
                                                                                             2
             Condensed Balance Sheets at June 30, 1996 and December 31, 1995.............
                                                                                             3
             Condensed Statements of Operations for the three month and six month periods ended June 30, 1996 and June 30, 1995.......................................
                                                                                             4
             Condensed Statements of Cash Flows for the six month periods ended June 30,
             1996 and June 30, 1995......................................................
                                                                                             5
             Notes to Condensed Financial Statements.....................................
Item 2:      Management's Discussion and Analysis of Financial Condition and Results of      7
             Operations..................................................................
PART II: OTHER INFORMATION
Item 1.      Legal Proceedings...........................................................   15
Item 2.      Changes in Securities.......................................................   15
Item 3.      Defaults Upon Senior Securities.............................................   15
Item 4.      Submission of Matters to a Vote of Security Holders.........................   15
Item 5.      Other Information...........................................................   15
Item 6.      Exhibits and Reports on Form 8-K............................................   16
Signatures   ............................................................................   17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                VISIONEER, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1996           1995
                                                                       --------     ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents..........................................  $ 33,343       $ 39,909
  Short-term investments.............................................     9,273          4,895
  Restricted cash....................................................        --          1,362
  Accounts receivable, less allowances of $2,245 and $2,531..........     8,470         11,138
  Inventory..........................................................     8,805          3,764
  Prepaid expenses and other current assets..........................     1,779          1,542
                                                                       --------       --------
     Total current assets............................................    61,670         62,610
Property and equipment, net..........................................     3,220          3,054
Other assets.........................................................       240            129
                                                                       --------       --------
                                                                       $ 65,130       $ 65,793
                                                                       ========       ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................  $  8,793       $ 10,212
  Deferred revenue...................................................       555          1,472
  Accrued liabilities................................................     5,090          4,001
  Current portion of capital lease obligations.......................       129            248
                                                                       --------       --------
     Total current liabilities.......................................    14,567         15,933
                                                                       --------       --------
Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares authorized at
     June 30, 1996 and December 31, 1995; 19,081,699 and 18,371,047
     shares issued and outstanding at June 30, 1996 and December 31,
     1995, respectively..............................................        19             18
  Additional paid-in-capital.........................................    86,330         79,444
  Deferred compensation relating to stock options....................      (300)          (350)
  Notes receivable from stockholders.................................      (416)          (446)
  Accumulated deficit................................................   (35,070)       (28,806)
                                                                       --------       --------
     Total stockholders' equity......................................    50,563         49,860
                                                                       --------       --------
                                                                       $ 65,130       $ 65,793
                                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                      -------------------     -------------------
                                                       1996        1995        1996        1995
                                                      -------     -------     -------     -------
Revenues:
  Product revenues..................................  $ 8,009     $ 6,304     $21,209     $10,286
  Royalty revenues..................................    1,774          --       6,780          --
                                                      -------     -------     -------     -------
          Total net revenues........................    9,783       6,304      27,989      10,286
                                                      -------     -------     -------     -------
Cost of revenues:
  Cost of product revenues..........................    7,039       5,100      17,575       8,232
  Cost of royalty revenues..........................      189          --         900          --
                                                      -------     -------     -------     -------
          Total cost of revenues....................    7,228       5,100      18,475       8,232
                                                      -------     -------     -------     -------
Gross profit........................................    2,555       1,204       9,514       2,054
                                                      -------     -------     -------     -------
Operating expenses:
  Research and development..........................    2,647       2,308       5,019       4,282
  Selling, general and administrative...............    6,866       2,219      11,999       4,087
                                                      -------     -------     -------     -------
          Total operating expenses..................    9,513       4,527      17,018       8,369
                                                      -------     -------     -------     -------
Operating loss......................................   (6,958)     (3,323)     (7,504)     (6,315)
Interest income.....................................      661         122       1,273         171
Interest expense....................................      (24)        (22)        (33)        (42)
                                                      -------     -------     -------     -------
Net loss............................................  $(6,321)    $(3,223)    $(6,264)    $(6,186)
                                                      =======     =======     =======     =======
Net loss per share..................................  $ (0.33)                $ (0.33)
                                                      =======                 =======
Pro forma net loss per share........................              $ (0.21)                $ (0.41)
                                                                  =======                 =======
Weighted average common shares and equivalents......   19,033      15,180      18,987      15,180
                                                      =======     =======     =======     =======

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................................  $(6,264)    $(6,186)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.......................................      865         286
     Other...............................................................     (236)        (20)
     Changes in assets and liabilities:
       Accounts receivable...............................................    2,954      (3,143)
       Inventory.........................................................   (5,041)        769
       Prepaid expenses and other current assets.........................     (237)        (62)
       Other assets......................................................     (111)         (3)
       Accounts payable..................................................   (1,419)      3,708
       Deferred revenue..................................................     (917)      1,984
       Other accrued liabilities.........................................    1,089         665
                                                                           -------     -------
Net cash used in operating activities....................................   (9,317)     (2,002)
                                                                           -------     -------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Net investment in available-for-sale securities........................   (4,378)      2,164
  Transfer from (to) restricted cash.....................................    1,362      (1,113)
  Capital expenditures for property and equipment........................   (1,031)       (981)
                                                                           -------     -------
Net cash (used in) provided by investing activities......................   (4,047)         70
                                                                           -------     -------
CASH FLOWS FROM FINANCINGS ACTIVITIES:
  Proceeds from issuance of common stock, net............................    6,917      12,144
  Payments on capitalized lease obligations..............................     (119)       (100)
                                                                           -------     -------
Net cash provided by financing activities................................    6,798      12,044
                                                                           -------     -------
Net (decrease) increase in cash and cash equivalents.....................   (6,566)     10,112
Cash and cash equivalents at beginning of period.........................   39,909       1,868
                                                                           -------     -------
Cash and cash equivalents at end of period...............................  $33,343     $11,980
                                                                           =======     =======

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Visioneer, Inc. (the "Company" or "Visioneer") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996, and for all periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The results for the quarter ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996, or any future period.

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

NOTE 2 -- REVENUE RECOGNITION

     In 1995, under the terms of the Hewlett-Packard Agreement, the Company recognized royalty revenues upon Hewlett-Packard's shipment of ScanJet 4s products to its distributors. Effective January 1, 1996, under a modified agreement with Hewlett-Packard, the Company now earns royalties when ScanJet 4s products are shipped to Hewlett-Packard. The net result of this change was an increase of $2.6 million in royalty revenue recognized for quarter ended March 31, 1996. In the event that Hewlett-Packard does not ship or use internally products for which royalty is due or has been paid, Visioneer will refund or waive the royalty for inventory held by Hewlett-Packard after the ScanJet 4s products are removed from Hewlett-Packard's price list. Based on discussions with Hewlett-Packard and after considering other factors such as Hewlett-Packard's estimated sell through rate and size of inventory, the Company has estimated and provided a reserve for royalty repayments for such units.

NOTE 3 -- INVENTORY

     Inventory consisted of the following:

                                                                 JUNE 30,     DECEMBER 31,
                                                                   1996           1995
                                                                 --------     ------------
                                                                      (IN THOUSANDS)
        Raw materials..........................................   $2,574         $  518
        Work-in-process........................................    1,909          2,311
        Finished goods.........................................    4,322            935
                                                                  ------         ------
                                                                  $8,805         $3,764
                                                                  ======         ======

NOTE 4 -- NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

     Net loss per share and pro forma net loss per share data are based upon the weighted average number of outstanding shares of common stock. Stock options and warrants are excluded from the calculation of net loss per share for the three and six month periods ended June 30, 1996 as their effect is anti-dilutive. Additionally, pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares, including preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method) issued subsequent to September 1994 through December 11, 1995, have been included in the computations for the periods through December 11, 1995 as if they were outstanding for the entire period.

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

OVERVIEW

     Visioneer designs, develops and markets intelligent paper management systems. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The success of the Company will depend on its ability to generate sales of PaperPort products significantly in excess of sales during the past several quarters, which in turn will depend in part on the ability of the Company and its distributors and OEM partners to convince end users to adopt paper management systems for the desktop and to educate end users about the benefits of the Company's products. There can be no assurance that the market for paper management systems will develop or that the Company will achieve market acceptance of its products. The Company has incurred annual net losses since inception and expects to post a net loss for the current year ending December 29, 1996. There can be no assurance that the Company will be able to return to profitability during any particular period or in the near future. As of June 30, 1996, the Company had an accumulated deficit of $35.1 million. Although the Company has experienced quarter to quarter revenue growth in recent periods through the quarter ended March 31, 1996, the growth rates have not been sustainable. In particular, product revenues declined in the second quarter and are not expected to increase significantly over at least the next two quarters. The Company anticipates that it will incur losses during at least the remainder of 1996 due to lower product sales, the Company's plan to increase sales and marketing spending, and in view of Hewlett-Packard's decision to stop buying ScanJet 4s products after the quarter ended March 31, 1996.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of total net revenues, certain selected financial data for the three month and six month periods ended June 30, 1996 and June 30, 1995.

                                                              THREE MONTHS          SIX MONTHS
                                                                  ENDED                ENDED
                                                                JUNE 30,              JUNE 30
                                                             ---------------      ---------------
                                                             1996      1995       1996      1995
                                                             -----     -----      -----     -----
Revenues:
  Product revenues.........................................   81.9%    100.0%      75.8%    100.0%
  Royalty revenues.........................................   18.1       0.0       24.2       0.0
                                                             -----     -----      -----     -----
       Total net revenues..................................  100.0%    100.0%     100.0%    100.0%
Cost of revenues:
  Cost of product revenues.................................   72.0%     80.9%      62.8%    80.0.%
  Cost of royalty revenues.................................    1.9       0.0        3.2       0.0
                                                             -----     -----      -----     -----
       Total cost of revenues..............................   73.9%     80.9%      66.0%     80.0%
                                                             -----     -----      -----     -----
Gross profit...............................................   26.1%     19.1%      34.0%     20.0%
                                                             -----     -----      -----     -----
Operating expenses:
  Research and development.................................   27.1%     36.6%      17.9%     41.6%
  Selling, general and administrative......................   70.2      35.2       42.9      39.7
                                                             -----     -----      -----     -----
       Total operating expenses............................   97.2%     71.8%      60.8%     81.4%
                                                             -----     -----      -----     -----
Operating loss.............................................  (71.1)%   (52.7)%    (26.8)%   (61.4)%
Interest income............................................    6.8       1.9        4.5       1.7
Interest expense...........................................   (0.3)     (0.3)      (0.1)     (0.4)
                                                             -----     -----      -----     -----
Net loss...................................................  (64.6)%   (51.1)%    (22.4)%   (60.1)%
                                                             =====     =====      =====     =====

TOTAL NET REVENUES

     Total net revenues for the quarter ended June 30, 1996 were $9.8 million, an increase of 55% as compared with total net revenues of $6.3 million for the comparable period in 1995. Total net revenues for the first six months of 1996 were $28.0 million, an increase of 172% as compared with total net revenues of $10.3 million for the comparable period in 1995. These increases in total net revenues can be attributed to the market's increasing acceptance of the Company's solutions for paper management systems.

     Overall, the Company's branded product unit shipments increased 56% for the quarter, relative to the comparable period in 1995, while weighted average selling prices for all branded products decreased by approximately 28%. Branded product unit shipments increased 157% for the first six months of 1996, relative to the comparable period in 1995, while weighted average selling prices decreased 22%. In June, the Company began shipping a new branded product, a scanning keyboard, the PaperPort ix.

     Net royalty revenues from Hewlett-Packard and Compaq totaled $1.8 million, representing 18% of total net revenues for the quarter ended June 30, 1996. Net royalty revenues totaled $6.8 million in the first six months of 1996, representing 24% of total net revenues for the six month period ended June 30, 1996. No royalties were earned for the three and six month periods ended June 30, 1995. In addition, as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, effective January 1, 1996, under a modified agreement with Hewlett-Packard, the Company now earns royalties when ScanJet 4s products are shipped to Hewlett-Packard by Flextronics, Visioneer's contract manufacturer, and any unrecognized royalty revenues from products shipped to Hewlett-Packard in 1995 were considered earned and were recognized in the first quarter, resulting in $2.6 million of royalty revenue. The Company also recorded, for the second consecutive quarter, royalty revenues associated with shipments of the integrated scanner keyboard by Compaq.

     Net revenues from international sales increased to $0.9 million during the quarter ended June 30, 1996 from $0.1 million in the comparable period of 1995. Net revenues from international sales increased to $2.7 million during the first six months of 1996 from $0.4 million in the comparable period in 1995. The Company continued to build its international business as net revenues from international sales increased to 9% of total net revenues in the quarter ended June 30, 1996 compared to 3% for the same period in 1995, and 10% of total net revenues in the six months ended June 30, 1996 as compared to 4% for the same period in 1995. The growth of the Company's international business will largely depend on the Company's ability to introduce internationally localized products on a timely basis. No assurance can be given that the Company will be able to build a successful international business.

     The Company was informed in April 1996 by Hewlett-Packard that it did not expect to purchase any additional ScanJet 4s products. After discussions with Hewlett-Packard, the Company believes that Hewlett-Packard will continue to sell the ScanJet 4s products through at least the end of 1996 and Hewlett-Packard informed the Company that it currently had inventory sufficient to last it through that period. The Company believes that sales of ScanJet 4s products have been slower than expected due to Hewlett-Packard's minimal marketing efforts. In the event that Hewlett-Packard stops selling the ScanJet 4s product, the Company is obligated to refund royalties related to unused inventory of ScanJet 4s products held by Hewlett-Packard sixty days after that event. Based on discussions with Hewlett-Packard and after considering other factors such as Hewlett-Packard's estimated sell through rate and size of current inventory, the Company estimated the number of units which Hewlett-Packard could have in inventory in the event it stops selling the ScanJet 4s products, and has provided a reserve for royalty repayments for such units.

     On April 1, 1996, the Company signed a Memorandum of Understanding with Hewlett-Packard to enter into a second agreement to develop and supply additional software products to Hewlett-Packard through the third quarter of 1997. Under the Memorandum of Understanding, the Company will continue to supply its software to Hewlett-Packard for distribution with Hewlett-Packard's existing flatbed scanners and network scanners. In addition, the new agreement will license to Hewlett-Packard the right to distribute the Company's software with additional products. There can be no assurance that the Memorandum of Understanding will become an agreement between the Company and Hewlett-Packard; and if the parties do not reach such an agreement, the Company's results of operations will be materially adversely effected. As of the end of July, the agreement had not been finalized.

     The Company expects that total net revenues for the third quarter of 1996 will be lower than the first quarter of 1996, the Company's highest revenue quarter, as a result of Hewlett-Packard's decision not to purchase any additional ScanJet 4s products for the remainder of the contract and the Company's expectation that sales of PaperPort Vx products in the next several months may not match sales achieved in the first quarter of 1996 or the fourth quarter of 1995 following the introduction of such products and the purchase of initial inventory by the Company's distributors. Furthermore, the Company expects that lower total net revenues, coupled with increased marketing and sales expenditures, as discussed below, will result in operating losses for at least the third and fourth quarters of 1996.

COST OF REVENUES

     Cost of revenues as a percentage of total net revenues decreased to 74% in the quarter ended June 30, 1996 compared to 81% for the comparable period in 1995. For the first six months of 1996, cost of revenues as a percentage of total net revenues decreased to 66% as compared to 80% for the same period in 1995. These improvements resulted primarily from fixed costs spread over increased unit shipments, cost reduction programs, other cost efficiencies associated with higher volume production, and the commencement of higher margin royalty revenues earned pursuant to the Hewlett-Packard and Compaq OEM agreements. The improvements to gross margin were enough to offset additional reserves taken during the first six months of 1996 by the Company to write down PaperPort 2.0 inventory and to cover a minor product performance issue.

In addition, gross margin was adversely affected as a large number of PaperPort
2.0 inventory was sold at very low margins.

     Due to variations in product mix, pricing actions, and manufacturing related costs associated with product transitions, the Company anticipates quarterly fluctuations in its cost of revenue levels for the foreseeable future. The Company maintains a strategy designed to increase its market share and continues to expand its presence in the price-sensitive consumer market place. This strategy, along with the expectation of a continued aggressive pricing environment and product transitions, will continue to put pressure on the Company's cost of revenues and gross margins. As a result of the Company's continuing efforts to reduce costs, the Company has moved the production of its PaperPort Vx product line, from Flextronics' San Jose, California facility to Flextronics' manufacturing facility in China. Full production is expected to commence early in the third quarter. However, due to start up and transition costs and existing inventory, the Company does not expect to realize cost savings for at least the next two quarters.

     The Company shipped its PaperPort ix, the scanning keyboard, to customers for revenue for the first time in the second half of June. The scanning keyboard is manufactured by NMB Technologies, Inc., of Thailand, the Company's second major subcontract manufacturer. Essentially all of the Company's hardware manufacturing is concentrated in Far East Asia. Although this manufacturing strategy will help reduce product costs in the future, it does expose the Company to certain economic and political risks associated with doing business in this region.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased 15% to $2.6 million in the second quarter of 1996 from $2.3 million in the comparable quarter in 1995. Likewise, research and development expenses increased 17% to $5.0 million in the six month period ended June 30, 1996 from $4.3 million in the comparable period in 1995. Although absolute spending increased for both periods, research and development spending, as a percentage of total net revenues, declined significantly. The increased spending was primarily due to the hiring of additional engineers for product development. At June 30, 1996, the Company employed 51 employees and 21 contractors in research and development compared to 35 employees and 19 contractors at June 30, 1995. The Company believes that the development of new products and the enhancement of existing products is essential to its success. Accordingly, the Company anticipates that research and development expenses of its products will continue to increase in absolute terms for the foreseeable future. However, such expenses may fluctuate from quarter to quarter depending on a wide range of factors including the status of various development projects. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 209% to $6.9 million in the second quarter of 1996 from $2.2 million in the second quarter of 1995, increasing significantly to 70% from 35% as a percentage of total net revenues. Selling, general and administrative expenses for the first six months of 1996 increased 194% to $12.0 million from $4.1 million, increasing slightly to 43% from 40% as a percentage of total net revenues. The increase in spending was primarily attributed to three major factors. First, the Company had expected Hewlett-Packard to put considerable marketing effort behind the launch of its ScanJet 4s products. Because this did not occur, the Company decided to deploy substantially more direct sales and marketing efforts, beginning in the second quarter, to create and expand the overall market and build the Company's brand name and product awareness. In this regard, sales and marketing expenses increased $2.9 million in the second quarter from year to year and $5.0 million for the first six months of 1996 as compared to the same period of 1995. Second, customer support costs increased significantly as a natural consequence of increased sales, installed base, and expansion of distribution to international channels, and thirdly, an increase in general administration related employees and expenses required to support the Company's growing operations. Such expenses may, however, fluctuate from quarter to quarter, in absolute terms, depending on a variety of factors, including the timing of the introduction of any new products, expansion of the Company's distribution channels, general advertising not related to product introductions and expansion into international markets.

OTHER INCOME, NET

     Other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Other income, net, was $636,000 for the second quarter of 1996 compared to $100,000 for the comparable quarter of 1995. For the first six months of 1996, other income, net was $1.2 million compared to $129,000 for the comparable period in 1995. The increases were primarily the result of an increase in interest income from increased cash equivalents and short-term investments resulting from the application of proceeds from the Company's initial public offering in December 1995 and the subsequent exercise by the underwriters of the over-allotment option in January 1996.

TAXATION

     The Company had no tax provision during the first six months ended June 30, 1996 due to the net loss incurred. The Company did not record a tax benefit of operating losses in 1995 due to the uncertainty of their realization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used $9.3 million of cash for its operating activities for the six month period ended June 30, 1996, as compared with $2.0 million for the comparable period in 1995. Negative cash flows from operating activities were attributed primarily to a net loss of $6.3 million, non-cash charges to income of $0.6 million and a negative net effect from changes in operating assets and liabilities of $3.6 million. The negative net effect from changes in operating assets and liabilities was primarily the result of a $3.0 million decrease in accounts receivable due to lower sales, which were partially offset by a $5.0 million increase in inventory, and a $1.4 million decrease in accounts payables. Inventory increased primarily as a result of a planned program to increase the Company's supply of finished PaperPort Vx's. As the Company transitions its manufacturing to the Far East, the Company wants to ensure a supply of finished goods for third quarter shipments. The Company plans on continuing to expand its product offerings and distribution channels and penetrate international markets. Consequently, the Company expects that inventory levels will continue to increase. As a result of such investment in inventory, the Company may be subject to an increased risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

     The Company used $3.0 million towards investment activities for the six months ended June 30, 1996. Capital expenditures were $1.0 million for the six months ended June 30, 1996. The expenditures were primarily for business information software, personal computers, and computer network equipment. The Company plans on investing an additional $1.0 million on capital expenditures for the remainder of fiscal 1996.

     Cash provided by financing activities was $6.8 million for the six months ended June 30, 1996. The majority of the cash was the result of the exercise of the over-allotment option granted to the underwriters in the December 1995 initial public offering. Proceeds, net of underwriting discounts and related expenses, from the January exercise of the over-allotment option were $6.6 million.

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

  Difficulties and Risks Associated with New Product Introduction and
Development

     The introduction of major new products and enhancements of existing products, such as PaperPort Vx, introduced in the fourth quarter of 1995 and the PaperPort ix, introduced in the second quarter of 1996, has had and will continue to have a significant impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of any new product may increase in the first few months following introduction due to the purchase of initial inventory by the Company's distributors, as evidenced by strong sales of PaperPort Vx products in the first quarter of 1996 and the fourth quarter of 1995. Thereafter, revenues may decline or stabilize until the end of a product life cycle, at which time revenues are likely to decline significantly. To this extent, the Company feels that the level of sales of PaperPort Vx products through the balance of 1996 will not match those of the first quarter of 1996 and the fourth quarter of 1995.

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

  Fluctuations in Operating Results

     The Company has experienced and may continue to experience significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors, many of which are outside of the Company's direct control. These factors include development of the paper management systems market, demand for the Company's products, the Company's success in developing, introducing and shipping new products and product enhancements, the market acceptance of such products, the Company's ability to respond to new product introductions and price reductions by its competitors, the timing, cancellation or rescheduling of significant orders, the purchasing patterns and potential product returns from the Company's distribution channels, the Company's relationships with its OEM partners and distributors, the performance of the Company's contract manufacturers and component suppliers, the availability of key components and changes in the cost of materials for the Company's products, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development and selling, general and administrative expenditures, and general economic conditions.

     Revenues and operating results in any quarter depend on the volume, timing and ability to fulfill customer orders, the receipt of which is difficult to forecast. A significant portion of the Company's operating expenses is relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust operating expenses to compensate for such shortfall. Accordingly, any significant shortfall in revenues relative to the Company's expectations would have an immediate material adverse impact on the Company's business, operating results and financial condition. The Company expects that total net revenues for the third quarter of 1996 will be lower than the first quarter of 1996 as a result of Hewlett-Packard's decision not to purchase any additional ScanJet 4s products for the remainder of the contract with the Company and the Company's expectation that sales of PaperPort Vx products in the next several months may not match sales achieved in the first quarter of 1996 and the fourth quarter of 1995 following the introduction of such products and the purchase of initial inventory by the

Company's distributors. Furthermore, the Company expects that such lower total net revenues, coupled with increased marketing and sales expenditures, as discussed below, will result in operating losses for at least the third and fourth quarters of 1996. The Company may also be required to reduce prices in response to competition or increase spending to pursue new product or market opportunities. In this regard, the Company reduced the retail price on its PaperPort Vx products from $369 to $299 on January 29, 1996. In the event of significant additional price competition in the market for the Company's products, which is expected, the Company will be required to decrease costs at least proportionately and will be at a significant disadvantage compared to competitors with substantially greater resources, which could more readily withstand an extended period of downward pricing pressure. The Company realizes substantially more revenue from the sale of its branded products than from its royalty arrangements. However, the effect on gross profit and net income from any shifts in product mix between branded products and royalty arrangements is uncertain and depends on the Company's ability to control its costs.

     Due to all of the foregoing factors, that the Company's operating results have been below the expectations of public market analysts and investors in the past and may again be below such expectations in the future. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies participating in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

  Dependence on Contract Manufacturers

     The Company has an independent contract manufacturing agreement with Flextronics. Up until the second quarter of 1996, Flextronics has accounted for nearly all of the Company's material's procurement, assembly, system integration, testing and quality assurance. Commencing in the second quarter, the Company began contracting the manufacture of its new scanning keyboard, the PaperPort ix, with NMB Technologies, Inc. on a purchase order basis. As of July 31, 1996, there was no final manufacturing agreement between NMB and the Company. There can be no assurance that a final agreement will be reached, which may result in interrupted or ceased production of PaperPort ix product. Both manufacturing partners are located in the Far East, and therefore, the Company is exposed to the political and economic risks associated with doing business in this region, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, commencement of production of products at new or existing facilities involves certain start-up risks, such as those associated with the procurement of materials and training of production personnel, which may result in delays and quality issues. The current agreement with Flextronics allows Flextronics to terminate the agreement with limited notice. In addition, the current purchase order arrangement with NMB would allow NMB to terminate the arrangement by not accepting the Company's purchase orders. The unanticipated loss of Flextronics or NMB could cause delays in the Company's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event would have a material adverse effect on the Company's business, operation results and financial condition.

     The Company's manufacturing policies are designed to respond to rapid changes in customer demand, but may in certain instances result in excess or insufficient inventory, or inappropriate mix of component inventory, if orders do not match forecasts. To date, the Company's inventory of PaperPort Vx reflects the Company's expected inventory requirements based on forecasted sales, however, there can be no assurance that actual sales will match forecasts. To the extent the Company has excess inventory, the Company may experience inventory write-downs or may have to lower prices of its product which would result in substantial price protection charges and a negative impact on gross margins. The inability of the Company's contract manufacturers to provide the Company with adequate supplies of high quality products at acceptable prices could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Distributors

     To date, the Company has derived a substantial portion of its revenues from sales through its independent distributors. Although the Company has established two strategic OEM partnerships, the Company expects that sales through its independent distributors will continue to account for a substantial portion of its revenues for the foreseeable future. Sales to the top four independent distributors in the first six months of 1996 accounted for 50% of the Company's net revenues compared to 92% for the comparable period of 1995. The Company believes this percentage will continue to decrease in the future because of its efforts to expand its distribution channels domestically and internationally. The Company's agreements with its distributors are not exclusive, and each of the Company's distributors can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's independent distributors will continue to offer the Company's products or that the Company will be able to recruit additional or replacement distributors. The loss of one or more of the Company's major distributors would have a material adverse effect on the Company's business, operating results and financial condition. Many of the Company's distributors offer competitive products manufactured by third parties. There can be no assurance that the Company's distributors will give priority to the marketing of the Company's products as compared to competitors' products. Any reduction or delay in sales of the Company's products by its distributors would have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Component Suppliers

     A substantial portion of the total manufacturing cost of the PaperPort is represented by various components, particularly PCBAs, a contact image sensor array and the Company's ASIC. Prices of these components can fluctuate significantly depending primarily upon the availability of these components. Because the market for paper management systems and, in particular, the Company's products, is new and rapidly evolving, the Company's ability to forecast its demand for key components is limited. Due to the long lead times for procurement of certain materials and components ordered by the Company, and, to the extent orders for the Company's products exceed its initial forecasts, the Company may be required to incur expenses for expediting procurement of key components. The Company incurred such expenses for expediting procurement of key components in the quarter ended December 31, 1995 and expects that it may in the future be required to incur similar expenses for expediting procurement of key components. In addition, the introduction of new products is accompanied by certain start-up, warranty, and rework costs which are generally incurred in the initial stage of production of such new products. As a result of technological improvements implemented in connection with the Company's development of PaperPort Vx, particularly with regard to the ASIC, the unit cost of PaperPort Vx declined as compared to the prior version. However, as the Company transitions to new products, it does not expect that it will experience similar unit cost reductions in the foreseeable future. Although the Company plans to continue to pursue cost-reduction efforts to lower unit costs, no assurance can be given that the Company's efforts to reduce product costs will be successful.

  Intensely Competitive Market

     The computer and peripherals industry has been characterized by ongoing rapid price erosion and resulting pressure on gross margin. For example, in connection with the Company's introduction of the PaperPort Vx, the Company lowered the price of its existing PaperPort products which adversely impacted the Company's gross margin for such products shipped in the quarter ended December 31, 1995. Subsequently, the Company lowered the prices of PaperPort Vx effective January 29, 1996. The Company expects that, based on historical trends in the computer and peripherals industry and, in particular, on the Company's recent observations and experiences in the paper management systems market, prices will continue to decline in the future and that competitors will offer products which meet or exceed performance and capabilities of the Company's products. The Company intends to introduce new hardware designs, software upgrades, accessory products and new software features, in part, to respond to anticipated competitive price pressures and new product introductions. If prices fall faster than expected by the Company, or if the Company reduces its prices in order to become or remain competitive or for any other reason, the Company may be unable to respond with significant cost reductions and its gross margin could be materially adversely affected. In addition, the Company's gross margin will depend in part on other factors outside of the Company's control, including the availability and prices of key components, the success of the Company's product transition, competition, the timing and amount of royalties received under its OEM arrangements and general economic conditions. Fluctuations in gross margin could have a material adverse effect on the Company's financial condition and operating results.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 17, 1996. There were present at the meeting, in person or represented by proxy, the holders of 12,282,952 shares of Common Stock, which represented approximately 70% of the outstanding shares of Common Stock. The matters voted on at the meeting and the votes cast were as follows:

     1. All Management's nominees for directors were elected as listed below:

                        NAME OF NOMINEE                              VOTES CAST
        ------------------------------------------------    ----------------------------
        Michael A. McConnell............................    For:              12,272,152
                                                            Against:                   0
                                                            Abstain:              10,800
        William J. Harding..............................    For:              12,272,152
                                                            Against:                   0
                                                            Abstain:              10,800
        James P. Lally..................................    For:              12,162,153
                                                            Against:                   0
                                                            Abstain:             120,799
        David F. Marquardt..............................    For:              12,162,153
                                                            Against:                   0
                                                            Abstain:             120,799
        Vincent Worms...................................    For:              12,272,152
                                                            Against:                   0
                                                            Abstain:              10,800

     2. The ratification of the reappointment of Price Waterhouse LLP as the Company's Independent Accountants fiscal year ending December 29, 1996. There were 12,263,717 Common Shares voting in favor, 12,250 Common Shares voting against and 6,985 Common Shares abstaining.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NO.                                  DESCRIPTION
- - -----------   --------------------------------------------------------------------------
   10.19      Building Lease dated May 21, 1996 between the Registrant and John
              Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Arrillaga
              Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor
              Trustee, UTA dated 7/20/77 (Richard T. Peery, Separate Property Trust) as amended.
    11.1      Statement of Computation of Net Loss per Common Shares and Equivalents.
    27.1      Financial Data Schedule

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 1996                           Visioneer, Inc.

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

                                 VISIONEER, INC.

                                INDEX TO EXHIBITS

                                                                                                   SEQUENTIALLY
EXHIBIT NO.      DESCRIPTION OF EXHIBIT                                                            NUMBERED PAGE
- - -----------      ----------------------                                                            -------------
    10.19       Building Lease dated May 21, 1996 between the Registrant and John Arrillaga,             20
                Trustee, or his Successor Trustee, UTA dated 7/20/77 (Arrillaga Family Trust)
                as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA
                dated 7/20/77 (Richard T. Peery, Separate Property Trust) as amended.

     11.1       Statement of Computation of Net Loss per Common Shares and Equivalents.                  36

     27.1       Financial Data Schedule                                                                  37