Form 10-Q
period 1996-09-30
VISIONEER INC
filed 1996-11-14
CIK 1002517

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1996   COMMISSION FILE NUMBER 0-27038

                                VISIONEER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-3156479
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                               34800 CAMPUS DRIVE
                               FREMONT, CA 94555
                                 (510) 608-0300
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ].

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of October 31, 1996 was 19,182,608.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                VISIONEER, INC.

                                   FORM 10-Q
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                                           PAGE
                                                                                           ----
PART I: FINANCIAL INFORMATION
Item 1:      Financial Statements
             Condensed Balance Sheets at September 30, 1996 and December 31, 1995........    2
             Condensed Statements of Operations for the three month and nine month
             periods ended September 30, 1996 and September 30, 1995.....................    3
             Condensed Statements of Cash Flows for the nine month periods
             ended September 30, 1996 and September 30, 1995.............................    4
             Notes to Condensed Financial Statements.....................................    5
Item 2:      Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................    6
PART II: OTHER INFORMATION
Item 1.      Legal Proceedings...........................................................   14
Item 2.      Changes in Securities.......................................................   14
Item 3.      Defaults Upon Senior Securities.............................................   14
Item 4.      Submission of Matters to a Vote of Security Holders.........................   14
Item 5.      Other Information...........................................................   14
Item 6.      Exhibits and Reports on Form 8-K............................................   14
Signatures...............................................................................   15

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                VISIONEER, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents........................................    $  23,593         $ 39,909
  Short-term investments...........................................       13,394            4,895
  Restricted cash..................................................          312            1,362
  Accounts receivable, less allowances of $2,454 and $2,531........        7,381           11,138
  Inventory........................................................        7,955            3,764
  Prepaid expenses and other current assets........................        1,845            1,542
                                                                        --------         --------
          Total current assets.....................................       54,480           62,610
Property and equipment, net........................................        3,967            3,054
Other assets.......................................................          240              129
                                                                        --------         --------
                                                                       $  58,687         $ 65,793
                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................    $   8,096         $ 10,212
  Deferred revenue.................................................          280            1,472
  Accrued liabilities..............................................        5,998            4,001
  Current portion of capital lease obligations.....................           66              248
                                                                        --------         --------
          Total current liabilities................................       14,440           15,933
                                                                        --------         --------
Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares authorized at
     September 30, 1996 and December 31, 1995; 19,311,274 and
     18,371,047 shares issued and outstanding at September 30, 1996
     and December 31, 1995, respectively...........................           19               18
  Additional paid-in-capital.......................................       86,946           79,444
  Deferred compensation relating to stock options..................         (275)            (350)
  Notes receivable from stockholders...............................         (329)            (446)
  Accumulated deficit..............................................      (42,114)         (28,806)
                                                                        --------         --------
          Total stockholders' equity...............................       44,247           49,860
                                                                        --------         --------
                                                                       $  58,687         $ 65,793
                                                                        ========         ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                    -------------------     ---------------------
                                                     1996        1995         1996         1995
                                                    -------     -------     --------     --------
Revenues:
  Product revenues................................  $10,259     $ 8,594     $ 31,648     $ 18,880
  Royalty revenues................................    1,819          --        8,419           --
                                                    -------     -------     --------     --------
     Total net revenues...........................   12,078       8,594       40,067       18,880
                                                    -------     -------     --------     --------
Cost of revenues:
  Cost of product revenues........................    9,506       7,567       27,081       15,799
  Cost of royalty revenues........................      188          --        1,088           --
                                                    -------     -------     --------     --------
     Total cost of revenues.......................    9,694       7,567       28,169       15,799
                                                    -------     -------     --------     --------
Gross profit......................................    2,384       1,027       11,898        3,081
                                                    -------     -------     --------     --------
Operating expenses:
  Research and development........................    3,191       2,671        8,210        6,953
  Selling, general and administrative.............    6,802       2,808       18,801        6,897
  Non-recurring item..............................       --       1,600           --        1,600
                                                    -------     -------     --------     --------
     Total operating expenses.....................    9,993       7,079       27,011       15,450
                                                    -------     -------     --------     --------
Operating loss....................................   (7,609)     (6,052)     (15,113)     (12,369)
Interest income...................................      585         166        1,858          336
Interest expense..................................      (20)        (19)         (53)         (59)
                                                    -------     -------     --------     --------
Net loss..........................................  $(7,044)    $(5,905)    $(13,308)    $(12,092)
                                                    =======     =======     ========     ========
Net loss per share................................  $ (0.37)                $  (0.70)
                                                    =======                 ========
Pro forma net loss per share......................              $ (0.39)                 $  (0.80)
                                                                =======                  ========
Weighted average common shares and equivalents....   19,207      15,180       19,061       15,180
                                                    =======     =======     ========     ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1996           1995
                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................  $(13,308)      $(12,092)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...................................     1,393            475
     Other...........................................................        (2)         1,500
     Changes in assets and liabilities:
       Accounts receivable...........................................     3,834         (1,261)
       Inventory.....................................................    (4,191)           254
       Prepaid expenses and other current assets.....................      (303)          (573)
       Other assets..................................................      (111)            (1)
       Accounts payable..............................................    (2,116)         4,080
       Deferred revenue..............................................    (1,192)         1,667
       Other accrued liabilities.....................................     1,997          1,324
                                                                       --------       --------
          Net cash used in operating activities......................   (13,999)        (4,627)
                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of available-for-sale securities.............    (8,499)         1,091
  Transfer from (to) restricted cash.................................     1,050         (1,362)
  Capital expenditures for property and equipment....................    (2,306)        (2,207)
                                                                       --------       --------
          Net cash used in investing activities......................    (9,755)        (2,478)
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net.....................        --         12,117
  Proceeds from issuance of common stock, net........................     7,620             31
  Payments on capitalized lease obligations..........................      (182)          (153)
                                                                       --------       --------
          Net cash provided by financing activities..................     7,438         11,995
                                                                       --------       --------
Net (decrease) increase in cash and cash equivalents.................   (16,316)         4,890
Cash and cash equivalents at beginning of period.....................    39,909          1,868
                                                                       --------       --------
Cash and cash equivalents at end of period...........................  $ 23,593       $  6,758
                                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Visioneer, Inc. (the "Company" or "Visioneer") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996, and for all periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The results for the quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996, or any future period.

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

NOTE 2 -- INVENTORY

     Inventory consisted of the following:

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1996              1995
                                                                 -------------     ------------
                                                                         (IN THOUSANDS)
    Raw materials..............................................       1,654           $  518
    Work-in-process............................................       2,302            2,311
    Finished goods.............................................       3,999              935
                                                                 -------------     ------------
                                                                    $ 7,955           $3,764
                                                                 ==========        ==========

NOTE 3 -- NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

     Net loss per share and pro forma net loss per share data are based upon the weighted average number of outstanding shares of common stock. Stock options and warrants are excluded from the calculation of net loss per share for the three and nine month periods ended September 30, 1996 as their effect is anti-dilutive. Additionally, pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares, including preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method) issued subsequent to September 1994 through December 11, 1995, have been included in the computations for the periods through December 11, 1995 as if they were outstanding for the entire period.

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

OVERVIEW

     Visioneer designs, develops and markets intelligent paper management systems. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The success of the Company will depend on its ability to improve its gross margins and generate sales of PaperPort products significantly in excess of sales during the past several quarters, which in turn will depend in part on the ability of the Company and its distributors and OEM partners to convince end users to adopt paper management systems for the desktop and to educate end users about the benefits of the Company's products. There can be no assurance that the market for paper management systems will develop or that the Company will achieve market acceptance of its products. The Company has incurred annual net losses since inception and expects to post a net loss for the current year ending December 31, 1996. There can be no assurance that the Company will be able to return to profitability during any particular period or in the near future. As of September 30, 1996, the Company had an accumulated deficit of $42.1 million. Although the Company had experienced revenue growth during several quarters, the growth rates have neither been consistent nor sustainable. In particular, product revenues were lower in the second and third quarter as compared to the first quarter. The Company anticipates that it will incur losses through at least the first half of 1997 due to lower product sales, lower gross margins, the Company's plan to increase sales and marketing spending, and the absence of any significant revenues from OEM partners.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of total net revenues, certain selected financial data for the three month and nine month periods ended September 30, 1996 and September 30, 1995.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS
                                                              ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                        -----------------       -----------------
                                                        1996        1995        1996        1995
                                                        -----       -----       -----       -----
Revenues:
  Product revenues....................................   84.9%      100.0%       79.0%      100.0%
  Royalty revenues....................................   15.1         0.0        21.0         0.0
                                                        -----       -----       -----       -----
          Total net revenues..........................  100.0       100.0       100.0       100.0
                                                        -----       -----       -----       -----
Cost of revenues:
  Cost of product revenues............................   78.7        88.0        67.6        83.7
  Cost of royalty revenues............................    1.6         0.0         2.7         0.0
                                                        -----       -----       -----       -----
          Total cost of revenues......................   80.3        88.0        70.3        83.7
                                                        -----       -----       -----       -----
Gross profit..........................................   19.7        12.0        29.7        16.3
                                                        -----       -----       -----       -----
Operating expenses:
  Research and development............................   26.4        31.1        20.5        36.8
  Selling, general and administrative.................   56.3        32.7        46.9        36.5
  Non-recurring item..................................    0.0        18.6         0.0         8.5
                                                        -----       -----       -----       -----
          Total operating expenses....................   82.7        82.4        67.4        81.8
                                                        -----       -----       -----       -----
Operating loss........................................  (63.0)      (70.4)      (37.7)      (65.5)
Interest income.......................................    4.8         1.9         4.6         1.8
Interest expense......................................   (0.2)       (0.2)       (0.1)       (0.3)
                                                        -----       -----       -----       -----
Net loss..............................................  (58.3)%     (68.7)%     (33.2)%     (64.0)%
                                                        =====       =====       =====       =====

TOTAL NET REVENUES

     Total net revenues for the quarter ended September 30, 1996 were $12.1 million, an increase of 41% as compared with total net revenues of $8.6 million for the comparable period in 1995. Total net revenues for the first nine months of 1996 were $40.1 million, an increase of 112% as compared with total net revenues of $18.9 million for the comparable period in 1995. These increases in total net revenues can be attributed to the market's increasing acceptance of the Company's solutions for paper management systems and new product introductions by the Company. The Company shipped its PaperPort ix, the integrated scanning keyboard to domestic customers for revenue for the first time at the end of the second quarter. In the third quarter, the Company first shipped its PaperPort ix to international customers.

     Overall, the Company's branded product unit shipments increased 18% for the quarter, relative to the comparable period in 1995. Branded product unit shipments increased 88% for the first nine months of 1996, relative to the comparable period in 1995.

     The Company's ability to grow its revenues will partially depend upon its ability to attain wider market acceptance for its current products, and its ability to introduce new products on a timely basis.

     Net royalty revenues totaled $1.8 million, representing 15% of total net revenues for the quarter ended September 30, 1996. Net royalty revenues totaled $8.4 million in the first nine months of 1996, representing

21% of total net revenues for the nine month period ended September 30, 1996. No royalties were earned during the three and nine month periods ended September 30, 1995. The Company also recorded, for the third consecutive quarter, royalty revenues associated with shipments of the scanner keyboard by Compaq. The Company expects that its royalty revenues during the remainder of 1996 will continue to be at a significantly lower level than the amounts earned by it in the first half of 1996 because of the termination of the Hewlett-Packard ScanJet 4s OEM agreement in June 1996.

     On August 14, 1996, the Company entered into a new agreement with Hewlett-Packard to develop and supply additional software products on a non-exclusive basis to Hewlett-Packard for a period of at least three years. Under this agreement, Hewlett-Packard has been granted the royalty-bearing right to distribute certain versions of the Company's PaperPort software with a variety of scanner products, including existing flatbed scanners and network scanners. Hewlett-Packard is not obligated under the agreement to distribute Visioneer software; however, Hewlett-Packard is required to make certain minimum royalty payments to Visioneer through the third quarter of 1997.

     Net revenues from international sales increased to $1.5 million during the quarter ended September 30, 1996 from $1.1 million in the comparable period of 1995. Net revenues from international sales increased to $4.2 million during the first nine months of 1996 from $1.5 million in the comparable period in 1995. The Company's revenues from its international business kept pace with its overall revenue growth as net revenues from international sales was 12% of total net revenues in the quarter ended September 30, 1996 compared to 13% for the same period in 1995, and 10% of total net revenues in the nine months ended September 30, 1996 as compared to 8% for the same period in 1995. The growth of the Company's international business will largely depend on the Company's ability to increase awareness of the Company's products in international markets. No assurance can be given that the Company will be able to build a successful international business.

     The Company expects that total net revenues for the fourth quarter of 1996 will be lower than the first quarter of 1996 as a result of Hewlett-Packard's decision not to purchase any additional ScanJet 4s products for the remainder of the contract. Furthermore, the Company expects that increased marketing and sales expenditures, as discussed below, will result in operating losses until at least the first half of 1997.

COST OF REVENUES

     Cost of revenues as a percentage of total net revenues decreased to 80% in the quarter ended September 30, 1996 compared to 88% for the comparable period in 1995. For the first nine months of 1996, cost of revenues as a percentage of total net revenues decreased to 70% as compared to 84% for the same period in 1995. These improvements resulted primarily from fixed costs spread over increased unit shipments, cost reduction programs, other cost efficiencies associated with higher volume production, and higher margin royalty revenues. The improvements to gross margin were partially offset by additional reserves taken during the first nine months of 1996 by the Company for excess and obsolete inventory.

     Due to variations in product mix, pricing actions, and manufacturing related costs associated with product transitions, the Company anticipates quarterly fluctuations in its cost of revenue levels. The Company maintains a strategy designed to increase its market share and continues to expand its presence in the price-sensitive consumer market place. This strategy, along with the expectation of a continued aggressive pricing environment and product transitions, will continue to put pressure on the Company's cost of revenues and gross margins.

     Essentially all of the Company's hardware manufacturing is concentrated in the Far East. Although this manufacturing strategy will help reduce product costs in the future, the Company is exposed to certain economic and political risks associated with doing business in this region.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased 19% to $3.2 million in the third quarter of 1996 from $2.7 million in the comparable quarter in 1995. Likewise, research and development expenses increased 18% to $8.2 million in the nine month period ended September 30, 1996 from $7.0 million in the comparable period in

1995. Although absolute spending increased for both periods, research and development spending, as a percentage of total net revenues, declined significantly. The Company believes that the development of new products and the enhancement of existing products is essential to its success. However, such expenses may fluctuate from quarter to quarter depending on a wide range of factors including the status of various development projects. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 142% to $6.9 million in the third quarter of 1996 from $2.8 million in the third quarter of 1995, increasing to 56% from 33% as a percentage of total net revenues. Selling, general and administrative expenses for the first nine months of 1996 increased 173% to $18.8 million from $6.9 million, increasing to 47% from 37% as a percentage of total net revenues. The increase in spending was primarily attributed to three major factors. First, the Company had expected Hewlett-Packard to put considerable marketing effort behind the launch of its ScanJet 4s products. Because this did not happen, the Company decided to deploy substantially more sales and marketing efforts, beginning in the second quarter, to create and expand the overall market and build the Company's brand name and product awareness. In this regard, sales and marketing expenses increased by $2.6 million in the third quarter over the comparable quarter of the previous year, and $7.2 million for the first nine months of 1996 as compared to the comparable period in 1995. Second, customer support costs increased significantly as a natural consequence of increased sales, installed base, and expansion of distribution to international channels, and third, an increase in general administration related employees and expenses required to support the Company's growing operations. The Company expects that its selling, general and administrative expenses will fluctuate from quarter to quarter, in absolute terms, depending on a variety of factors, including the timing of the introduction of any new products, expansion of the Company's distribution channels, general advertising not related to product introductions and expansion into international markets.

OTHER INCOME, NET

     Other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Other income, net, was $565,000 for the third quarter of 1996 compared to $147,000 for the comparable quarter of 1995. For the first nine months of 1996, other income, net was $1.8 million compared to $277,000 for the comparable period in 1995. The increases were primarily the result of an increase in interest income from increased cash equivalents and short-term investments resulting from the application of proceeds from the Company's initial public offering in December 1995 and the subsequent exercise by the underwriters of the over-allotment in January 1996.

TAXATION

     The Company had no tax provision during the first nine months ended September 30, 1996 due to the net loss incurred. The Company did not record a tax benefit of operating losses in 1995 nor for the first nine months of 1996 due to the uncertainty of their realization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used $14 million of cash for its operating activities for the nine month period ended September 30, 1996, as compared with $4.6 million for the comparable period in 1995. Negative cash flows from operating activities were attributed primarily to a net loss incurred during the nine months ended September 30, 1996. The Company plans to continue to expand its product offerings and distribution channels and penetrate international markets. Consequently, the Company expects that inventory levels will continue to increase. As a result of such investment in inventory, the Company may be subject to an increased risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

     Cash used for net investment activities was $8.5 million for the nine months ended September 30, 1996. Capital expenditures were $2.3 million for the nine months ended September 30, 1996.

     Cash provided by financing activities was $7.4 million for the nine months ended September 30, 1996. The majority of the cash was the result of the exercise of the over-allotment option granted to the underwriters in the December 1995 initial public offering. Proceeds, net of underwriting discounts and related expenses, from the January exercise of the over-allotment option were $6.6 million.

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

  Dependence on Developing Market; Product Concentration

The market for paper input systems and, in particular, for the Company's PaperPort products, is new and rapidly evolving. The Company currently derives substantially all of its revenues from its PaperPort products and expects that revenues from these products will continue to account for substantially all of its revenues for the foreseeable future. Broad market acceptance of PaperPort products and in particular PaperPort Vx is critical to the Company's future success. This success will depend in part on the ability of the Company and its distributors and OEM partners to convince end users to adopt paper input systems for the desktop, and to educate end users about the benefits of the Company's products. This success will also depend in part on the Company's ability to offer competitive hardware and software features in its PaperPort products in a limited period of time.

  Difficulties and Risks Associated with New Product Introduction and
Development

     The market for the Company's products is characterized by rapidly changing technology and frequent new product introductions. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. The development of new technologically-advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products and product enhancements successfully, that any new products or product enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. New product announcements by the Company could cause customers to defer purchasing existing products or cause distributors to claim price protection credits or return such products to the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial conditions.

     The introduction of major new products and enhancements of existing products, such as PaperPort Vx, introduced in the fourth quarter of 1995 and the PaperPort ix, introduced in the second quarter of 1996, has had and will continue to have a significant impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of any new product may increase in the first few months following introduction due to the purchase of initial inventory by the Company's distributors. This is evidenced by strong sales of PaperPort Vx products in the first quarter of 1996 and the fourth quarter of 1995. Thereafter, revenues may decline or stabilize until the end of a product life cycle, at which time revenues are likely to decline significantly. To this extent, the Company feels that the level of sales of PaperPort Vx products through the balance of 1996 will not match those of the first quarter of 1996 and the fourth quarter of 1995.

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

     Revenues and operating results in any quarter depend on the volume, timing and ability to fulfill customer orders, the receipt of which is difficult to forecast. A significant portion of the Company's operating expenses is relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust operating expenses to compensate for such shortfall. Accordingly, any significant shortfall in revenues relative to the Company's expectations would have an immediate material adverse impact on the Company's business, operating results and financial condition. The Company may also be required to reduce prices in response to competition or increase spending to pursue new product or market opportunities, and combined with increased marketing and sales expenditures this will result in operating losses for at least the next three quarters. In the event of significant additional price competition in the market for the Company's products, which is expected, the Company will be required to decrease costs at least proportionately and will be at a significant disadvantage compared to competitors with substantially greater resources, which could more readily withstand an extended period of downward pricing pressure. The Company realizes substantially more revenue from the sale of its branded products than from its royalty arrangements. However, the effect on gross profit and net income from any shifts in product mix is uncertain and depends on the Company's ability to control its costs.

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

  Dependence on Contract Manufacturers

     The Company has an independent contract manufacturing agreement with Flextronics. Until the second quarter of 1996, Flextronics had accounted for nearly all of the Company's material procurement, assembly, system integration, testing and quality assurance. Commencing in the second quarter, the Company began contracting the manufacture of its new product, the PaperPort ix, with NMB Technologies, Inc. (NMB) on a purchase order basis. As of November 6, 1996, there was no final manufacturing agreement between NMB and the Company. There can be no assurance that a final agreement will be reached, which may result in interrupted or ceased production of PaperPort ix product. Both manufacturing partners are located in the Far East, and therefore, the Company is exposed to the political and economic risks associated with doing business in this region, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, commencement of production of products at new or existing facilities involves certain start-up risks, such as those associated with the procurement of materials and training of production personnel, which may result in delays and quality issues. The current agreement with Flextronics allows Flextronics to terminate the agreement with limited notice. In addition, the current purchase order arrangement with NMB would allow NMB to terminate the arrangement by not accepting the Company's purchase orders. The unanticipated loss of Flextronics or NMB as manufacturing partners could cause delays in the Company's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event would have a material adverse effect on the Company's business, operation results and financial condition.

     The Company's manufacturing policies are designed to respond to rapid changes in customer demand, but may in certain instances result in excess or insufficient inventory, or inappropriate mix of component inventory, if orders do not match forecasts. To date, the Company's inventory reflects purchases made based on forecasted sales, however, there can be no assurance that actual sales will match sales forecasts. To the extent the Company has excess inventory, the Company may experience inventory write-downs or may have to lower prices of its product which would result in substantial price protection charges and a negative impact on gross margins. Many large companies have recently publicly announced their inability to fulfill customer orders due to a worldwide shortage of high-tech components and manufacturing capacity. To the extent the Company has insufficient inventory, the Company may be materially adversely impacted by the loss of one or more of the Company's distribution and reseller relationships or OEM partners, and the inability of the Company to obtain market acceptance of its products. The inability of the Company's contract manufacturers to provide the Company with adequate supplies of high quality products at acceptable prices could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Distributors

     To date, the Company has derived a substantial portion of its revenues from sales through its independent distributors. Although the Company has established two strategic OEM partnerships, the Company expects that sales through its independent distributors will continue to account for a substantial portion of its revenues for the foreseeable future. Sales to the top four independent distributors in the first nine months of 1996 accounted for 41% of the Company's net revenues compared to 92% for the comparable period of 1995. The Company believes this percentage will continue to decrease in the future because of its efforts to expand its distribution channels domestically and internationally. The Company's agreements with its distributors are not exclusive, and each of the Company's distributors can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's independent distributors will continue to offer the Company's products or that the Company will be able to recruit additional or replacement distributors. The loss of one or more of the Company's major distributors would have a material adverse effect on the Company's business, operating results and financial condition. Many of the Company's distributors offer competitive products manufactured by third parties. There can be no assurance that the Company's distributors will give priority to the marketing of the Company's products as compared to competitors' products. Any reduction or delay in sales of the Company's products by its distributors would have a material adverse effect on the Company's business, operating results and financial condition.

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

     None

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT NO.                                     DESCRIPTION
    -----------     ----------------------------------------------------------------------------
       10.19+*      Software License Agreement dated August 14, 1996 between the Registrant and
                    Hewlett-Packard.
        11.1        Statement of Computation of Net Loss per Common Shares and Equivalents.
        27.1        Financial Data Schedule

---------------
+ Confidential treatment requested.
* To be filed by amendment.

     (b) Reports on Form 8-K

     On October 30, 1996, the Company filed a Form 8-K regarding the adoption of a Preferred Shares Rights Plan and the declaration of a dividend of one preferred share purchase right for each outstanding share of Common Stock held by stockholders of record on November 11, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 1996
                                          Visioneer, Inc.

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

                           SOFTWARE LICENSE AGREEMENT

THIS SOFTWARE LICENSE AGREEMENT (this "Agreement") is made as of August 14, 1996, by and between HEWLETT-PACKARD COMPANY, a California corporation ("HP"), having an office at 11413 Chinden Boulevard, Boise, Idaho 83714 and Visioneer, Inc. a Delaware corporation ("Licensor" or "Visioneer") with its principal place of business at 2860 W. Bayshore Road Palo Alto, California 94303.

1.       DEFINITIONS

         1.1. "Program" shall mean the version of Licensor's software program(s) listed and described in Exhibit A1 and Exhibit A2 hereto, including all Bug Fixes, Revisions, Localized Versions and Customized Versions provided for under the terms of this Agreement.

         1.2. "Bug Fixes" shall mean all modifications and error corrections created by or for Licensor to released version(s) of the Program with the intent of fixing the Program to function as described in Exhibit A1 and Exhibit A2.

         1.3. "Revision" shall mean a version of the Program which contains substantial Bug Fixes and is designated by Licensor by a number on the right of the decimal point (e.g. Version 1.X).

         1.4. "Base Upgrade" shall mean Visioneer-branded software products which contains enhancements to the Program (which might include additional third-party software) which would bring the Program software to the same level of functionality as the most currently shipping Visioneer software routinely bundled with comparable Visioneer-branded hardware.

                  1.4.1. From time to time, software that used to be considered an "Enhanced Upgrade" may migrate into a "Base Upgrade." Conversely, software that used to be considered a "Base Upgrade" may migrate into an "Enhanced Upgrade."

                  1.4.2. "Comparable" is intended to avoid comparing products targeted to a high-end premium market to products targeted at low-end minimum function markets from a features versus margins perspective.

         1.5. "EnhancedUpgrade" shall mean Visioneer-branded software products (that includes components that are not bundled with the currently shipping Visioneer hardware) which contains enhancements to the Program (which might include additional third-party software) which would bring the Program software to a significantly higher level of functionality than the most currently shipping Visioneer software routinely bundled with Visioneer-branded hardware.

         1.6. "Upgrades" shall mean both Base Upgrade and Enhanced Upgrade unless otherwise stated.

         1.7. "Localized Version" shall mean a version of the Program provided for in Section 3.7.

         1.8. "Customized Version" shall mean a version of the Program provided for in Sections 4.6 and 4.7.

         1.9. "Documentation" shall mean such on-line help, tutorials, manuals and other standard end-user and technical documentation that Licensor makes available with a Program, including amendments and revisions thereto.

         1.10. "CompleteCopy" of a Program shall include (i) a master copy of the Program in object code form on media requested by HP which substantially conforms to the specifications set forth in the Documentation, (ii) all Documentation and technical manuals for the Program in manuscript and digital form on media requested by HP, and (iii) any other documentation and information regarding the Program which HP reasonably requests to accomplish evaluation and use of the Program as contemplated herein.

         1.11. "HP Product" shall mean the HP scanner products designated in Exhibit A3.

         1.12 "License Fee" shall mean the amounts set forth in Exhibit B payable to Licensor by HP for the right to distribute and sublicense the Program and associated user Documentation as contemplated herein.

         1.13. "Subsidiary" shall mean any entity of which more than fifty percent (50%) of the voting rights are owned or controlled, directly or indirectly by HP; provided, however, that such entity shall be deemed to be a Subsidiary only for so long as such ownership or control exists.

2.       DELIVERY AND ACCEPTANCE

         2.1. Delivery. Licensor agrees to deliver to HP a Complete Copy of each Program listed in Exhibit A1 and Exhibit A2 pursuant to the milestones set out in Exhibit A1 and Exhibit A2.

         2.2.     Acceptance. Acceptance criteria are set forth in Exhibit C.

3.       RIGHTS GRANTED AND RESTRICTIONS

         3.1. License to the Program Object Code. Subject to the terms and conditions of this Agreement, Licensor hereby grants to HP and its Subsidiaries the following licenses to the Program Object
                  Code:

                  3.1.1. A non-exclusive, non-assignable, worldwide royalty-bearing license to use, reproduce, have reproduced, display, and distribute the Program in object code format for use solely in conjunction with the HP Product purchased by the end user and sold together with the Program. This license includes the right to distribute Bug Fixes and Revisions in object code format for use solely in conjunction with HP Product purchased by the end user. HP shall notify Visioneer at the time it starts to ship the Program bundled with a particular HP Product. Likewise, HP shall notify Visioneer at the time it stops bundling the Program with an HP Product.

                  3.1.2. A non-exclusive, non-assignable, worldwide royalty-bearing license to use, display and distribute Base Upgrades in object code format for use solely in conjunction with the HP Product purchased by significant end users in connection with a "Big Deal" (as defined in Section 6.1.1.1 in Exhibit B) and sold bundled together with the Base Upgrade or as provided in Section 3.2 of Exhibit F.

                  3.1.3. The licenses granted in this Agreement shall not include the right to distribute the Program as a stand-alone product, or to distribute Enhanced Upgrades. The licenses granted in this Agreement shall include the right of HP to sublicense its distributors, resellers, and other third parties to achieve the rights granted. The Program and Base Upgrades will be licensed to applicable end users pursuant to the same terms and restrictions as HP uses for its software, including at a minimum, the restrictions set forth in Section 3.5, unless otherwise agreed in writing between the parties. HP's current form software license terms are attached hereto as Exhibit G.

         3.2. License to the Documentation. Subject to the terms and conditions of this Agreement, Licensor hereby grants to HP and its Subsidiaries a non-exclusive, non-assignable, worldwide royalty-bearing license to use, modify, reproduce, have reproduced, display, translate and distribute the Documentation for use with a Program. Such license shall include the right of HP to sublicense it's distributors, resellers, and other third parties to achieve the foregoing.

         3.3. File Format and API License Ownership. Visioneer grants HP and its Subsidiaries a non-exclusive, non-assignable royalty-free license to use the PaperPort file format (*.Max) and the PaperPort Software Developers Kit (SDK) to develop links as additional features to the Programs consistent with terms of this agreement including the restrictions set forth in Section 3.5.

         3.4. Third Party Software. Licensor acknowledges that HP intends to license third party OCR software for use with the Program. Licensor agrees to provide reasonable assistance to integrate such OCR software into the Program as set forth in Exhibit I.

         3.5. Restrictions. Neither HP nor its Subsidiaries, shall reverse engineer, disassemble, or decompile the Program or Base Upgrades to create derivative works thereof or to derive source code. HP shall at all times obtain written agreement with it's distributors, resellers or other third parties that these parties will adhere to these restrictions and the provisions of Section 9 (CONFIDENTIAL INFORMATION) of this Agreement, if applicable. End users shall be licensed pursuant to the HP shrink-wrap license agreement.

         3.6. Trademarks. Neither party is granted any right or interest to the trademarks, marks or trade names (collectively, "Marks") of the other party. Neither party may use the other's Marks without the prior written consent of the other party. Notwithstanding the foregoing, Licensor agrees that HP may use Licensor's name and the Program and Base Upgrades name in identification of the existence of the Program or Base Upgrades as bundled with the HP Product as permitted under this Agreement and as set forth in Exhibit E. HP shall not alter or remove any Marks or copyright notices applied by Licensor to the Program, Base Upgrades or Documentation, without Licensor's prior written consent.

         3.7.     Non-EFIGSZ Localized Versions.

                  3.7.1. License to HP. Licensor hereby grants to HP and its Subsidiaries a non-exclusive, non-assignable, worldwide license to use and modify the Program and associated Documentation, in order to accomplish the Non-EFIGSZ localization strategies set forth in Exhibit J1 and Exhibit J2. HP may subcontract its localization efforts to achieve the foregoing subject to this license and the confidentiality restrictions herein. Under such license, Licensor will provide HP with all necessary components of the Program and any related compilers, utilities, listings or other materials necessary for HP to create such localized versions of the Program (including any such materials set out in Exhibit J1 and Exhibit J2).

                  3.7.2. License to Visioneer. HP hereby grants Licensor an irrevocable, non-exclusive, worldwide, royalty-free license, with right of sublicense, to use, reproduce, display, distribute and make modifications to all such localized versions of the Program, provided such license shall become effective, excluding the right of sublicense to Visioneer's OEMs, with respect to each language upon Visioneer's payment of XXXXX of HP's out-of-pocket costs for such language as specified in Section 4.2 of Exhibit B, and such license shall include the right of sublicense to Visioneer's OEMs upon Visioneer's payment of the remaining XXXXX of HP's out-of-pocket costs for each such language as specified in Section 4.2 of Exhibit
                           B. Nothing contained in this Section 3.7.2 shall grant HP the right to distribute the Program or software code owned and/or developed by Visioneer after termination of the license granted in Section
                           3.7.1 of this agreement.

4.       PROGRAM MAINTENANCE AND SUPPORT

         4.1.     Maintenance and Support.

                  4.1.1. Licensor agrees to provide the ongoing maintenance and support for the Program as set forth in Exhibit
                           D. Licensor agrees to maintain such number of qualified personnel as is necessary to provide such timely and knowledgeable maintenance and support service.

                  4.1.2 Licensor shall provide the ongoing maintenance and support for the Program as set forth in Exhibit D for one year after the Program is no longer commercialized by HP as part of an HP Product at no charge. After that date, Licensor shall be paid its standard rate for time and materials for such support provided that under no circumstances shall such time and materials rates exceed the lowest rate Licensor gives to any other similar customer or licensee.

         4.2. TechnicalAssistance and Training. Licensor agrees to provide such technical assistance and training to HP personnel as may be reasonably requested in order for HP to use, reproduce, bundle, distribute, and support the Program as contemplated herein or as further set forth in Exhibit D. Licensor grants HP the royalty-free right to reproduce, edit, modify, publish, reprint, use, distribute, and sell in HP s name all training classes, methods and materials supplied by Licensor to HP, provided HP shall not remove any copyright notices from such materials.

         4.3. Bug Fixes. Bug Fixes will be made available to HP as set forth in Exhibit D.

         4.4. Revisions. Distribution of Revisions to HP's installed base will be handled as set forth in Exhibit D.

         4.5.     Upgrades. Upgrades will be handled as set forth in Exhibit F.

         4.6. Customized Versions for New HP Products. During the term of this Agreement, HP may request that the Program be made compatible with future releases and revisions of the HP Products, including new hardware products, or with new operating systems. Upon such request by HP, Licensor agrees to discuss in good faith within XXXXX calendar days after written notification from HP, the terms for adapting the Program for such use, including the cost of development to be paid by HP, applicable specifications and development schedule. If the parties reach agreement on the foregoing, HP shall make available to Licensor such hardware and software reasonably necessary for Licensor to develop and qualify such adapted Program.

         4.7. Other Customized Versions. During the term of this Agreement, HP may also from time to time request significant functionality enhancements to the Program. Licensor agrees to develop these enhancements if both parties agree to the enhancement proposal including a development schedule, similar to that set out in Exhibit A1, which may provide for additional payments by HP to Licensor. The fee for any such enhancements shall be at the rates Licensor charges its most favored customers for similar work. Prior to commencing work, Licensor will provide HP with a written estimate of the total fee for the proposed enhancement and the final fee shall not exceed the estimate by more than XXXXX unless mutually agreed to by HP and Licensor.

         4.8. Other OEM's. At all times during the term of this Agreement, Licensor shall make available to HP, at royalties or license fees to be determined by Licensor, additional features to ensure that the Program shall have all features available to any other OEM customer of Licensor and the same degree of functionality, including compatibility with other operating systems in addition to Microsoft or Apple, as software provided by Licensor to other OEM customers of Licensor. It is understood between the parties that HP may elect to refuse to add certain features to the Program. It is also understood by the parties that if such features give rise to additional royalty payments, the royalties will reflect favorable pricing to HP as set forth in Section 5.4 (Fee Warranty) of this Agreement.

         4.9. Source Code Escrow. Licensor agrees to enter into a source code escrow agreement, in the form attached as Exhibit H, with HP and Data Securities International or such other escrow agent as may be agreed upon by HP and Licensor in writing (the "Escrow Agreement"). HP shall be responsible for and shall pay all escrow fees to maintain such escrow account.

5.       PAYMENT

         5.1. License Fee. In consideration of the rights and licenses granted to HP under this Agreement, HP agrees to pay Licensor the License Fee (including certain minimum license fees) as set forth in Exhibit B. No License Fees are due with respect to (i) the reproduction and distribution of Bug Fixes and Revisions which Licensor may provide under this Agreement to HP which are distributed to end users for which HP has already paid Licensor a License Fee or (ii) copies used internally by HP or HP's Subcontractors for support or maintenance. When a single HP Product is distributed with multiple copies of the Program with the intent of enabling an end-user to access a single Program for use with the end-user's operating system, HP shall be responsible for a License Fee on the single Program to be accessed.

         5.2. Payment. Per copy License Fees shall be considered earned upon shipment of the Program or Base Upgrades by HP and/or its Subsidiaries. All earned License Fees will be paid by HP to Licensor within XXXXX days after the end of each calendar quarter, which ends on the last day of each March, June, September, and December less any returns or adjustments. For each calendar quarter, HP shall also supply Visioneer with a report showing the estimated License Fees earned during the quarter within XXXXX days after the end of such quarter. On a quarterly basis, HP shall provide Visioneer with an informal report generally indicating what Program components are selling well.

         5.3. Audit. Upon fifteen (15) days prior written notice to HP, Licensor may, at its own expense, appoint a nationally recognized independent auditor, to whom HP has no reasonable objection, to audit and examine such records at HP's offices during normal business hours, solely for the purpose of confirming the accuracy of License Fees and other royalty payments hereunder. Such auditor shall be subject to an appropriate non-disclosure agreement executed prior to any such audit. Such audit may be made no more often than XXX every XXX calendar month period.

         5.4. Fee Warranty. Licensor warrants that the License Fees (excluding the quarterly guaranteed minimum royalty payments set forth in Exhibit B) payable hereunder by HP are no greater than those paid by any other licensee for similar quantities of licenses for those versions of the Program for use on non-HP peripherals. Licensor shall pass on to HP the lowest rate it gives to any other such customer or licensee, commencing effectively on the date it grants the lower rate to such customer or licensee.

         5.5. Taxes. Licensor shall be solely responsible for taxes on amounts paid to Licensor by HP under this Agreement, including all state and local use, sales, property (ad valorem) and similar taxes, provided that HP provides Licensor with an appropriate reseller certificate; and provided further that HP shall be solely responsible for taxes on its net income.

6.       WARRANTY AND INDEMNIFICATION

         6.1. General Warranty. Licensor warrants that it owns or has license to all rights necessary to grant HP the licenses under this Agreement with respect to each Program and accompanying Documentation, including all portions thereof, and that such interests are free of any and all restrictions, settlements, judgments or adverse claims. Licensor warrants it has full power and authority to grant HP the rights granted herein and that in all respects Licensor will act in good faith with respect to this Agreement.

         6.2. Program Warranty. Licensor warrants that each Program will operate in accordance with and substantially conform to the specifications set forth in the Documentation.

         6.3. General Indemnity. Licensor will indemnify and hold HP harmless of and from any and all loss, cost, claim, liability, suit, judgment or expense, including reasonable attorneys' fees, arising out of any breach of the above described warranties; provided HP provides Licensor with (i) prompt written notice of such claim or action, (ii) sole control and authority over the defense or settlement of such claim or action and (iii) proper and full information and reasonable assistance at Licensor's expense to defend or settle any such claim or action. Should any such claim or breach arise, HP shall have the right to withhold payment of any sums otherwise due under this Agreement but agrees to place the same in escrow or trust pending resolution.

         6.4. No Infringement. Licensor warrants that the Program, Documentation, trademarks, copyrights and trade names related to the Program do not violate or infringe any patent, copyright, trade secret or other proprietary right of any third party and that Licensor is not aware of any facts upon which such a claim for infringement could be based.

         6.5. Infringement Indemnity. Licensor will defend or, at its option, settle any claim, suit, or proceeding brought against HP or its customers insofar as it is based on a claim that the Program or Documentation, or any part thereof, furnished by Licensor under this Agreement constitutes an infringement of any third party's patent, copyright, trademark, trade name, or unauthorized trade secret use; provided that HP or its customers respectively provide Licensor with (i) prompt written notice of such claim or action, (ii) sole control and authority over the defense or settlement of such claim or action and (iii) proper and full information and reasonable assistance at Licensor's expense to defend and/or settle any such claim or action. Licensor agrees to pay all damages and costs awarded therein against HP and its customers. In case any Program or Documentation or any part thereof in such suit is held to constitute an infringement and its use is enjoined, or in Licensor's sole opinion, may be held to constitute an infringement, Licensor shall, at its own expense and at its option, either procure for HP and its customers the right to continue use or, if applicable, replace the same with a non-infringing program and documentation of equivalent function and performance, or modify them so they become non-infringing without detracting from function or performance. Notwithstanding the foregoing, Licensor shall have no responsibility for claims arising from (i) modifications of the Program made by HP if such claim would not have arisen but for such modifications, (ii) combination or use of the Program with HP or third party hardware or software products not supplied by Licensor if such claim would not have arisen but for such combination or use, or (iii) compliance with HP's written specifications. THE FOREGOING STATES THE ENTIRE LIABILITY AND OBLIGATIONS OF LICENSOR AND THE EXCLUSIVE REMEDY OF HP WITH RESPECT TO ANY ALLEGED OR ACTUAL INFRINGEMENT OF PATENTS, COPYRIGHTS, TRADEMARKS, TRADE NAMES, TRADE SECRETS OR OTHER INTELLECTUAL PROPERTY RIGHTS.

         6.6. Warranty Disclaimer. EXCEPT AS EXPRESSLY PROVIDED HEREIN, LICENSOR MAKES NO OTHER WARRANTIES, EITHER EXPRESS OR IMPLIED, REGARDING THE PROGRAM, ITS MERCHANTABILITY OR ITS FITNESS FOR ANY PARTICULAR PURPOSE.

7.       TERM AND TERMINATION

         7.1. Term. Unless otherwise terminated earlier under this Section 7, this Agreement shall commence as of the date first set forth above, and shall continue for a period of three (3) years after such date or until HP Products containing the Program licensed under this Agreement are no longer commercialized by HP, whichever date is later.

         7.2. Termination for Breach. Either party may terminate this Agreement by written notice to the other party if the other party breaches any material provision of this Agreement and such breach is not cured within thirty (30) days after written notice thereof is received by the breaching party. Except as contemplated by Section 1.5 of Exhibit B of this Agreement, in the event of material breach by Licensor of its material obligations under this Agreement, which is not cured within thirty (30) days after written notice is received by Licensor, any minimum royalty payments owing during the quarter in which the breach occurs and is ongoing shall be waived.

         7.3. Effect of Termination. Notwithstanding any termination of this Agreement, all licenses granted to end users or for the Program packaged with HP hardware prior to the date of termination shall survive.

         7.4. Survival.Notwithstanding any termination of this Agreement, the following provisions of this Agreement shall survive for the relevant period of time set forth therein, if any: Section 1 (DEFINITIONS), Section 3.7.2 (License to Visioneer), Section
                  4.1 (Maintenance and Support.), Section 5 (PAYMENT), Section 6 (WARRANTY AND INDEMNIFICATION), Sections 7.3 (Effect of Termination) and 7.4 (Survival), Section 8 (LIMITED LIABILITY AND OWNERSHIP), Section 9 (CONFIDENTIAL INFORMATION), and
                  Section 10 (OTHER PROVISIONS).

8.       LIMITED LIABILITY AND OWNERSHIP

         8.1. LIMITED LIABILITY. IN NO EVENT SHALL EITHER PARTY HAVE ANY LIABILITY TO THE OTHER, ITS SUBSIDIARIES, SALES REPRESENTATIVES, END USERS OR ANY OTHER THIRD PARTY, FOR ANY LOST PROFITS OR COSTS OF PROCUREMENT OF SUBSTITUTE GOODS OR SERVICES, OR FOR ANY INDIRECT, SPECIAL OR CONSEQUENTIAL DAMAGES, INCLUDING WITHOUT LIMITATION, FOR ANY LOSS OF PRODUCTION, LOSS OF PROFIT OR CONTRACT AND LOSS OF GOODWILL, HOWEVER CAUSE AND WHETHER ARISING UNDER CONTRACT, TORT (INCLUDING NEGLIGENCE) OR OTHER THEORY OF LIABILITY. IT IS ACKNOWLEDGED BY THE PARTIES THAT NOTHING IN THIS SECTION 8.1 SHALL LIMIT A PARTY'S OBLIGATION TO PAY AMOUNTS ALREADY DUE AND OWING TO THE OTHER PARTY OR TO HONOR IT'S INDEMNIFICATION OBLIGATIONS UNDER THIS AGREEMENT.

         8.2. Ownership. Subject to the rights expressly granted to HP in this Agreement and to end users pursuant to the terms and restrictions provided for in Section 3.1.3 of this Agreement, all rights, title and interest of Visioneer and its Licensors in and to, including all patents, copyrights, trade secrets, trademarks, trade names and other proprietary rights relating to the Programs, Documentation, Upgrades, Escrow Deposit materials, Visioneer's Marks, PaperPort file format and SDK, and all components thereof, the accompanying documentation and any and all modifications to the foregoing will not pass to HP or any end user or customer of HP, but to the extent owned by Visioneer and/or its Licensors will remain the exclusive property of Visioneer and/or its Licensors, respectively; provided, however that all rights, title, and interest in and to any computer code independently prepared by HP pursuant to
                  Section 3.7.1 of the Agreement to accomplish the Non-EFIGSZ localization strategies provided for therein shall remain in HP. HP will keep each and every item to which Visioneer retains title free and clear of all liens and encumbrances. Nothing in this paragraph is intended to transfer ownership of HP software programs (such as software drivers) to Visioneer.

9.       CONFIDENTIAL INFORMATION

         9.1. Confidential Information. During the term of this Agreement, either party may receive or have access to technical information, as well as information about product plans and strategies, promotions, customers and related non-technical business information which the disclosing party considers to be confidential ("Confidential Information"). In the event such information is disclosed, the parties shall first agree to disclose and receive such information in confidence. If then disclosed, the information shall (i) be marked as confidential at the time of disclosure, or (ii) if disclosed orally but stated to be confidential, be designated as confidential in a writing by the disclosing party summarizing the Confidential Information disclosed and sent to the receiving party within a reasonable period of time after such oral disclosure. Notwithstanding any provision to the contrary, all source code (including source code and resource files associated with the Program and related documentation provided to HP hereunder) provided by either party to the other, and all business information with respect to any unpublished or future Licensor or HP products, are deemed Confidential Information for the purposes of this Section 9.

         9.2. Nondisclosure. Subject to the additional restrictions set forth in the Escrow Agreement with respect to source code, Confidential Information may be used by the receiving party only with respect to performance of its obligations under this Agreement, and only by those employees subcontractors, or suppliers of the receiving party who have a need to know such information for purposes related to this Agreement. The receiving party shall protect the Confidential Information of the disclosing party by using the same degree of care (but not less than a reasonable degree of care) to prevent the unauthorized use, dissemination or publication of such Confidential Information, as the receiving party uses to protect its own confidential information of like nature. The foregoing obligation shall not apply to any information which is: (i) already known by the receiving party prior to disclosure; (ii) publicly available through no fault of the receiving party; (iii) rightfully received from a third party without a duty of confidentiality; (iv) disclosed by the disclosing party to a third party without a duty of confidentiality on such third party; (v) independently developed by the receiving party prior to or independent of the disclosure; (vi) disclosed under operation of law; or (vii) disclosed by the receiving party with the disclosing party's prior written approval.

         9.3. Duration.The receiving party's obligation under this Section 9 with respect to non-source code Confidential Information shall be for a period of three (3) years after the date of disclosure and with respect to source code Confidential Information shall be for a period of XXX years after the date of disclosure.

10.      OTHER PROVISIONS

         10.1. Publicity. Each party agrees not to publicize or disclose the terms of this Agreement to any third party without the prior written consent of the other except as required by law. In particular, no press releases shall be made without the mutual written consent of each party, which shall not be unreasonably withheld. However, in no event will a party be responsible for confirming the veracity of statements made in the other party's press release.

         10.2. Independent Contractors. The relationship of the parties under this Agreement is that of independent contractors, and neither party is an employee, agent, partner or joint venturer of the other.

         10.3. Relationship Managers. Each party designates the person(s) set forth in Exhibit K as the primary contact(s) of each party with respect to this Agreement, which person(s) may be redesignated by a party by notice to the other.

         10.4. Notice. Unless otherwise stated, all notices required under this Agreement shall be in writing and shall be considered given upon personal delivery of the written notice addressed to the appropriate relationship manager as set forth in Exhibit K.

         10.5. No Assignment. Neither party may assign or transfer any of the rights or responsibilities set forth herein, or change its control of ownership, without the express written consent of the other party (which consent shall not be unreasonably withheld or delayed) and any purported attempt to do so shall be deemed void.

         10.6. Governing Law. This Agreement is made under and shall be construed in accordance with the law of the State of California, without reference to conflict of laws principles.

         10.7. Severability. The terms of this Agreement shall be applicable severally to each Program, if more than one, and any dispute affecting either party's rights or obligations as to one or more Program(s) shall not affect the rights granted hereunder as to any other Program. If any provision of this Agreement is held to be invalid or unenforceable by a court of competent jurisdiction, then the remaining provisions will nevertheless remain in full force and effect, and the parties will negotiate in good-faith a substitute, valid and enforceable provision which most nearly effects the parties' intent in entering into this Agreement.

         10.8. Headings. The captions and headings used in this Agreement are for convenience in reference only, and are not to be construed in any way as terms or be used to interpret the provisions of this Agreement.

         10.9. No Distribution Obligation. Except as expressly provided herein, HP may in its sole discretion decide to distribute or not distribute the Program as it deems appropriate. Nothing in this Agreement shall be construed or interpreted as placing a "best efforts" standard upon HP with respect to the use and distribution of the Program; provided, however, the foregoing shall not limit HP's obligation to pay any license fees (including minimum license fees) required under this Agreement.

         10.10. Non-Restrictive Relationship. Nothing in this Agreement shall be construed to preclude HP from independently developing, acquiring from other third parties, distributing or marketing software programs or other products which may perform the same or similar functions as the Programs provided under this Agreement.

         10.11. Modifications. This Agreement may only be modified only by a writing signed by an authorized representative of each party.

         10.12. Waiver. Neither party's failure to exercise any of its rights hereunder shall constitute or be deemed a waiver or forfeiture of any such rights.

         10.13. Force Majeure. Nonperformance of either party will be excused to the extent that performance is rendered impossible by strike, fire, flood, governmental acts or orders or restrictions or other similar reason where failure to perform is beyond the control and not caused by the negligence of the non-performing party, provided that the non-performing party gives prompt notice of such conditions to the other party and makes all reasonable efforts to perform.

         10.14. Export Control. Each party agrees to comply with all applicable United States laws and regulations which may govern the export of Program abroad, including the Export Administration Act of 1979, as amended, any successor legislation, and the Export Administration Regulations issued by the Department of Commerce.

         10.15. Entire Agreement. This document represents the entire agreement between the parties as to the matters set forth herein and supersedes all prior discussions, representations or understandings between them.

         10.16. Exhibits. Each of the following Exhibits referred to in this Agreement is incorporated in full in this Agreement wherever reference to it is made:

                  EXHIBIT A1        XXXXX PROGRAM DESCRIPTION

                  EXHIBIT A2        XXXXX PROGRAM DESCRIPTION

                  EXHIBIT A3        HP PRODUCTS

                  EXHIBIT B         FEES/PRICING

                  EXHIBIT C         PRE- INTRODUCTION DEFECT RESOLUTION AND QA

                  EXHIBIT D         POST-INTRODUCTION SUPPORT, TECHNICAL ASSISTANCE AND TRAINING

                  EXHIBIT E         BRANDING

                  EXHIBIT F         UPGRADE PROCESS AND PRODUCT REGISTRATION

                  EXHIBIT G         HP SOFTWARE LICENSE TERMS

                  EXHIBIT H         ESCROW AGREEMENT FOR SOURCE CODE

                  EXHIBIT I         THIRD-PARTY SOFTWARE (OCR)

                  EXHIBIT J1        XXXXX INFORMATION PRODUCT LOCALIZATION

                  EXHIBIT J2        XXXXX INFORMATION PRODUCT LOCALIZATION

                  EXHIBIT K         NOTICES

                  EXHIBIT L1        XXX PAPERPORT XXXX PROTOCOL

                  EXHIBIT L2        XXX PAPERPORT XXXX PROTOCOL

         10.17. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original.

Agreed:

HEWLETT-PACKARD COMPANY                      VISIONEER, INC

By:   /s/ Alan Lorenz                        By:   /s/ Rudy Burger
   ----------------------                       ----------------------
        Alan Lorenz                                  Rudy Burger

Title:                                       Title:

                      EXHIBIT A1 XXXXX PROGRAM DESCRIPTION

This Exhibit defines the technical components and feature set which make up the XXXXX Version of the Program which Visioneer will license to HP under the terms of the Agreement. HP acknowledges that the Program will be an OEM version distinct from future versions of Visioneer's PaperPort software.

1.       DEFINITIONS

         1.1.     Reference version

                  The Reference Version of the PaperPort software is XXXXXX. The Reference Version is defined as the software application, hardware driver, links, and all associated electronic documentation, including online help and One-Minute Guide. The ancillary Copy utility and Card Scan applications are not included.

         1.2.     The Programs

                  The deliverables for the Programs are defined as including, but not limited to, all functionality in the Reference Version, plus all additions and less all deletions as listed in this Exhibit. Unless otherwise specified, all paragraphs of this Exhibit refer to both deliverables.

                  1.2.1.   Chardonnay

                           Chardonnay is the first Program to be delivered under the Agreement. It will provide a software foundation for XXXXXXX. Refer to Section 1.3 for hardware provided by HP to Visioneer.

                  1.2.2.   Zinfandel

                           Zinfandel is the second Program to be delivered under the Agreement. It will provide a software foundation for XXXXXX. Refer to Section 1.3 for hardware provided by HP to Visioneer.

         1.3      Hardware

                  During the term of the Agreement, HP will develop hardware, such as Bridger, and may develop software product(s) without engaging Visioneer in the details of the development process. If no Customized Versions as defined in Section 4.6 of the License Agreement are required, HP acknowledges that Visioneer's involvement for these transparent product developments will be limited to compliance with specifications for disclosed software including, but not limited to, XXXXXXXXXXXXX.

                  In accordance with Section 8 below, HP will provide hardware to Visioneer, for testing and development purposes, for the following products:

                  -        ScanJet 4C

                  -        ScanJet 4S

                  -        ScanJet 4P

                  -        Volterra

2.       SYSTEM REQUIREMENTS

                  All Programs will be fully functional on the following systems:

         2.1.     Chardonnay

                  2.1.1.   System Hardware

                           Chardonnay will be fully functional on XXXX computers equipped with any version of the XXXXX processors, or any processor compatible with those processors. A minimum of XXX of RAM and approximately XXX local hard disk storage are required. Access to either a XX (for Volterra), a XXX, and/or a XX disk is necessary to perform installation. Chardonnay will be fully functional on XXXX computers within the following parameters:

                                    The XX hardware driver will not be
                                    supported.

                                    All known defects, as documented in XXXX, will be resolved.

                                    HP is responsible for testing the software on the XX platform. Any new defects submitted by HP will follow the process outlined in Exhibit C and post-introduction support will follow the process outlined in Exhibit D.

                                    If HP and Visioneer mutually agree that a XX-hardware-platform defect cannot be fixed within the scheduled timeframe, a separate schedule for the XX platform will be determined and mutually agreed upon between HP and Visioneer.

                  2.1.2.   System Software

                           Chardonnay will be fully functional in XXXXX. In addition, if a particular XXXX configuration existing as of the Effective Date requires more than the minimum hardware requirements listed in this Exhibit, then the requirements of that configuration will apply.

         2.2.     Zinfandel

                  2.2.1.   System Hardware

                           Zinfandel will be fully functional on XXXX computers equipped with any version of the XXXXX processors, or any processor compatible with those processors, XXXXX. A minimum of XX of RAM and approximately XXX local hard disk storage are required. Access to either a XX (for Volterra), a XXXXX disk is necessary to perform installation. Simultaneous use of the Reference Version with XX and certain XXX may require additional system resources. Zinfandel will be fully functional on all XXX configurations of XXXX computers and any computer equipped with any version of the XXXX processors in XXXX. Support for the XX hardware driver will not be provided on the XX platforms.

                  2.2.2.   System Software

                           Zinfandel will be fully functional on XXX X. In addition, if a particular XXX configuration existing as of the Effective Date requires more than the minimum hardware requirements listed in this Exhibit, then the requirements of that configuration will apply.

3.       PROGRAM FEATURES

         3.1      Logos and trademarks

                  HP will provide two (2) bitmap files to Visioneer. The first bitmap will be for the XXX, and the second for XXXX. The bitmaps for Chardonnay will comply with the XXXXXX.

                  XXXXXXXXX

                  The XX is excluded from HP branding.

         3.2.     XXXX

                  Visioneer will implement Zinfandel in a manner that is suitable for submission to XX for their XXX. Since logo certification involves the whole HP product, including hardware, device drivers HP-supplied software and the Programs, HP will be responsible for any actual submission to and management of the XXXX, including the costs incurred thereby.

         3.3.     Chardonnay Features

                  Chardonnay will have the following features in addition to the Reference Version:

                  3.3.1.   XXXXX

                  3.3.2.   XXXXX

                  3.3.3.   XXXXX

                  3.3.4.   XXXXX

         3.4      Zinfandel Features

                  Zinfandel will have the following additions/deletions compared to the Reference Version:

                  3.4.1.   XXXXX

                           3.4.1.1. XXXXX.

                           3.4.1.2. XXXXX.

                           3.4.1.3. XXXXX.

                           3.4.1.4. XXXXX.

                           3.4.1.5. XXXXX.

                           3.4.1.6. XXXXX

                           3.4.1.7. XXXXX.

                           3.4.1.8. XXXXX.

                           3.4.1.9. XXXXX.

                           3.4.1.10. XXXXX.

                  3.4.2.   XXXXX

                           3.4.2.1. XXXXX.

                           3.4.2.2. XXXXX.

                           3.4.2.3. XXXXX

                           3.4.2.4. XXXXX.

                           3.4.2.5. XXXXX.

                           3.4.2.6. XXXXX.

                           3.4.2.7. XXXXX.

                           3.4.2.8. XXXXX.

                           3.4.2.9. XXXXX.

                           3.4.2.10. XXXXX.

                  3.4.3.   XXXXX

                           3.4.3.1. XXXXX.

                           3.4.3.2. XXXXX.

                           3.4.3.3. XXXXX.

                           3.4.3.4. XXXXX.

                           3.4.3.5. XXXXX.

                           3.4.3.6. XXXXX.

                           3.4.3.7. XXXXX.

                           3.4.3.8. XXXXX.

                           3.4.3.9. XXXXX.

                           3.4.3.10. XXXXX.

         3.5.     Program Compatibility

                  The next Upgrade of Zinfandel shall support the XXXXX as specified in Exhibit L2. XXXX is expected unless mutually agreed upon by Visioneer and HP.

         3.6.     Program Performance

                  XXXXX.

4.       PROGRAM LOCALIZATION

         XXXXX

5.       LINKS

         5.1.     XXXXX.

         5.2.     XXXXX.

         5.3.     XXXXX.

6.       DELIVERED MATERIALS

         Visioneer will deliver a single copy of the Program in binary form on diskettes as well as with checksums via FTP for each localized version. Visioneer will post the files and inform HP via e-mail and/or voice-mail that the files are available on the FTP server. HP will acquire the electronic formats in a "pull" mode from the FTP server.

7.       DEVELOPMENT SCHEDULE AND DELIVERABLES

         7.1.     Definitions

                  7.1.1.   XXXXX.

                  7.1.2.   XXXXX

                  7.1.3.   XXXXX

                  7.1.4.   XXXXX

                  7.1.5.   XXXXX

                  7.1.6.   XXXXX

                  7.1.7.   XXXXX.

                  7.1.8.   XXXXX

                  7.1.9.   XXXXX

                  7.1.10.  XXXXX

8.       INFRASTRUCTURE AND PROCESS

         Visioneer and HP agree to institute technical infrastructure, including but not limited to e-mail and secure Internet FTP access, that will facilitate smooth interaction during the development and test phases of this project. See also Exhibit C.

         Visioneer and HP agree to each designate a Project Manager who is authorized to speak authoritatively for their respective companies on all matters related to interpretation and modification of this Exhibit. These project managers will confer at least weekly by telephone and monthly in person and use best efforts to resolve all outstanding issues. Refer to Exhibit K for details.

                     EXHIBIT A2   XXXXX PROGRAM DESCRIPTION

This Exhibit defines the technical components and feature set which make up the XXX Version of the Program which Visioneer will license to HP under the terms of the Agreement. HP acknowledges that the Program will be an OEM version distinct from future versions of Visioneer's PaperPort software.

1.       DEFINITIONS

         1.1.     Reference version

                  The version of the PaperPort software is XXXXX. The Reference Version is defined as the software application, hardware driver, links, and all associated electronic documentation, including online help and One-Minute Guide. The ancillary Copy utility is not included.


         1.2.     The Programs

                  The deliverables for the Programs are defined as including, but not limited to, all functionality in the Reference Version, plus all additions and less all deletions as listed in this Exhibit.


                  1.2.1.   Ripple

                           Ripple is the first Program deliverable under this agreement. Refer to section 1.3 for hardware provided by HP to Visioneer.

         1.3.     Hardware

                  During the term of this Agreement, HP will develop hardware and may develop software product(s) without engaging Visioneer in the details of the development process. If no Customized Versions as defined in section 4.6 of the License Agreement are required, HP acknowledges that Visioneer's involvement for these transparent product developments will be limited to compliance with specifications for disclosed software including, but not limited to, XXXXX.


                  In accordance with Section 6 below, HP will provide hardware to Visioneer, for testing and development purposes, for the following products:

                           -  ScanJet 4C

                           -  ScanJet 4S

                           -  ScanJet 4P

2.       SYSTEM REQUIREMENTS

         All Programs will be fully functional on the following systems:


         2.1.     Ripple

                  2.1.1.   System Hardware

                           The Program will be fully functional on XXXXX computers equipped with any version of XXXXX processors. A minimum of XX of RAM and approximately XXX local hard disk storage are required. Access to XXXXX disk is necessary to perform installation.

                  2.1.2.   System Software

                           The Program will be fully functional with XXX and later. In addition, if a particular XX configuration requires more than the minimum hardware requirements listed in this Exhibit, then the requirements of that configuration will apply.

3.       PROGRAM FEATURES

         3.1.     Logos and trademarks

                  XXXXX

         3.2.     Ripple Features

                  Ripple will have the following features in addition to the Reference Version:


                  3.2.1.   XXX

                  3.2.2.   XXXXX

                  3.2.3.   XXXXX

                  3.2.4.   XXXXX

                  3.2.5.   XXXXX

         3.3.     Program Compatibility

                  XXXXX.


         3.4.     Program Performance

                  XXXXX.


4.       PROGRAM LOCALIZATION

         XXXXX.


5.       LINKS

         5.1.     XXXXX.

         5.2.     XXXXX

         5.3.     XXXXX.

6.       DELIVERED MATERIALS

         Visioneer will deliver a single copy of the Program in binary form on diskettes as well as with checksums via FTP for each localized version. Visioneer will post the files and inform HP via e-mail and/or voice-mail that the files are available on the FTP server. HP will acquire the electronic formats in a "pull" mode from the FTP server.


7.       DEVELOPMENT SCHEDULE AND DELIVERABLES

         7.1.     Definitions

                  7.1.1.   XXXXX

                  7.1.2.   XXXXX

                  7.1.3.   XXXXX

                  7.1.4.   XXXXX.

                  7.1.5.   XXXXX.

                  7.1.6.   XXXXX

                  7.1.7.   XXXXX.

                  7.1.8.   XXXXX.

                  7.1.9.   XXXXX.

                  7.1.10.  XXXXX:

8.       INFRASTRUCTURE AND PROCESS

         Visioneer and HP agree to institute technical infrastructure, including but not limited to e-mail and secure Internet FTP access, that will facilitate smooth interaction during the development and test phases of this project. See also Exhibit C.


         Visioneer and HP agree to each designate a Project Manager who is authorized to speak authoritatively for their respective companies on all matters related to interpretation and modification of this Exhibit. These project managers will confer at least weekly by telephone and monthly in person and use best efforts to resolve all outstanding issues. Refer to Exhibit K for details.

                            EXHIBIT A3   HP PRODUCTS


1. IT IS THE INTENT OF THIS CONTRACT, ACCORDING TO ITS PROVISIONS, TO ALLOW USE OF PROGRAMS ON NEW XXXXX PRODUCTS IN THESE CATEGORIES CREATED DURING THE LIFE OF THIS CONTRACT.

         1.1.     XXXXX

                  1.1.1.   XXXXXX

                  1.1.2.   XXXXX

         1.2.     XXXXXX

                  1.2.1.   XXXXXX

                  1.2.2.   XXXXX

2. IT IS NOT THE INTENT OF THIS CONTRACT TO ALLOW USE OF PROGRAMS ON PRODUCTS IN THE FOLLOWING CATEGORIES. HOWEVER, VISIONEER IS EXPRESSLY INTERESTED IN AND IS WILLING TO CONSIDER SEPARATE NEGOTIATIONS FOR SOFTWARE DESIGNED FOR USE ON PRODUCTS IN THE FOLLOWING CATEGORIES.

         2.1.     XXXXX.

         2.2.     XXXXX.

                            EXHIBIT B   FEES/PRICING


1. Hewlett-Packard will pay the following royalties to Visioneer for the use of the Program.

         1.1. Unit royalties for the XXXXX and follow on XXXXX products (see Exhibit A3) will be XXXXX for XXXXX simultaneous seats until XXXX (see Section 1.4) and XXXXX during the calendar quarter. These scanners are also referred to as XXXXX in the royalty calculation example (Section 7).

         1.2. Unit royalties for the XXXXX, and follow on XXXXX products (see Exhibit A3) will be XX until XXX (described in Section 1.4) and XXX during the calendar quarter. These scanners are referred to as XXX in the royalty calculation example (Section
                  7).

         1.3. HP will guarantee minimum royalty payments of XXX for the XX quarter of XX, and for each of the XXX calendar quarters of
                  XX. Cumulatively, HP is obligated to pay XXXXX in the first four (4) quarters respectively. There is no intention for either party to benefit from volume anomalies over this four
                  (4) quarter period. Therefore, adjustments will be made during the four (4) quarters to balance over and under accruals between the quarters. See example shown at the end of this Exhibit (Section 7). Once HP has paid XX dollars, HP's minimum quarterly payment obligations of XX per quarter will be satisfied.

         1.4. The XX in each of the first XX quarters will occur when royalties of XXX have been accrued in a quarter using the net actual product shipped by HP multiplied by the applicable per unit royalty price of XX and XX. Net actual product shipped is based on unit shipments out of HP's distribution center less returns and adjustments.

         1.5. It is HP's intention to introduce new scanner products using the Visioneer software beginning XX. To the extent Visioneer is unable to deliver the Golden Master by the delivery date agreed upon and set out in Exhibit A1 and Exhibit A2, then the guaranteed minimum royalty payment set out in Section 1.3 shall be adjusted on a prorated basis as follows: XXXXXX:

                  1.5.1.   XXXXX,

                  1.5.2.   XXXXX,

                  1.5.3.   XXXXX,

                  1.5.4.   XXXXX,

                  1.5.5.   XXXXX.

         1.6. Beginning with the XX calendar quarter of XX the royalties set out in Sections 1.1 and 1.2 for the above products are changed to XX for the XX and XX for XXX.

         1.7. For each scanner product, HP will provide Visioneer written notice XXX days prior to the last date upon which HP will ship such scanner product containing the Program. This is not required for products which are simply being replaced by new generations of existing products.

         1.8. XXXXX software licensed under the November 1994 agreement, if it is used, will be reduced in price to the level described in
                  Section 1.2 above beginning XXX and royalties paid on that software will be credited toward the guaranteed royalty calculation beginning XXX. Software units shipped after XXX and before XXX will be priced at XX per unit for XX products and will not be credited towards the guaranteed royalty calculation that will begin on XXX. All other terms and conditions of the November 1994 agreement will remain the same.

2. HP agrees to reimburse Visioneer XX for NRE expense incurred in developing the Programs as described in Exhibit A1 and Exhibit A2.

3.       XXX LOCALIZATION

         3.1. HP agrees to reimburse Visioneer for XX localization costs incurred for software localization XXX which are truly incremental to Visioneer, as the result of work done solely on HP's behalf. HP will pay Visioneer XX of these incremental out-of-pocket cost.

                  3.1.1. Out-of-pocket costs are defined as the expenses incurred for translation of relevant materials and the overhead to manage the localization process.

         3.2. When both parties have agreed upon the amount, Visioneer will be paid within XX days after (i) work is completed; (ii) Visioneer provides a complete detailed accounting of the final out-of-pocket costs; (iii) the costs are verified by an HP audit team and the localization supplier; (iv) and HP receives an invoice.

4.       XXX LOCALIZATION

         4.1. The following costs are for engineering support activities for any and all localization of Visioneer-supplied information products and software as listed in Exhibit J1 and Exhibit J2. The services and costs described apply to all releases for a given major release. Visioneer will charge XX for the first language in XX and XX for each additional language. Visioneer will charge XX for the first language for XX and XX for each additional language.

         4.2. Visioneer purchase of HP localization beyond XX: HP localization of Visioneer software and help systems, translated beyond XX will be available to Visioneer at XXX of out-of-pocket costs. HP will notify Visioneer when software and help is translated beyond XXX, and will also relay the Visioneer purchase price. HP will deliver the languages to Visioneer XX days from the receipt of written request from Visioneer. Payment from Visioneer will be received within XXX days of receipt of localized products. Visioneer may sell HP's localization to other OEMs, upon payment of the additional XXX of translation and overhead costs XXX of localization beyond XXX to HP.

                  4.2.1. Out-of-pocket costs are defined as the total final cost of translation per language and HP's overhead to manage the localization process.

         4.3. When both parties have agreed upon the amount, HP will be paid within XXX after (i) work is completed; (ii) HP provides a complete detailed accounting of the final out-of-pocket costs;
                  (iii) the costs are verified by an Visioneer audit team and the localization supplier; (iv) and Visioneer receives an invoice.

5.       New Operating Systems

         5.1. Any Revisions to the Programs developed by Visioneer for new or additional versions of XXX operating systems will be licensed to HP under the terms of this Agreement with no requirement that HP reimburse Visioneer's NRE costs. HP agrees to reimburse Visioneer for costs incurred which are truly incremental to Visioneer as the result of work done solely on HP's behalf.

         5.2. For any version of the Program developed for other operating systems, in addition to XXX, which is made available to HP pursuant to Section 4.8 of the Software License Agreement, and which Visioneer develops, HP agrees to reimburse Visioneer for costs incurred which are truly incremental to Visioneer as the result of work done solely on HP's behalf.

6.       Upgrade Pricing

         Upgrade prices and release dates to HP customers shall be determined by Visioneer at its sole discretion, but in no case will exceed those prices offered to Visioneer customers. At any point in time, Visioneer's end-user price for Base Upgrades will be XX Visioneer's end-user price for Enhanced Upgrades Nothing in this Section 6 should be construed as affecting or limiting the ability of each company to determine Product prices (combinations of hardware and software) at their sole discretion.


         6.1.     Base Upgrade Bundle Pricing

                  6.1.1. Royalties to be paid by HP to Visioneer for Base Upgrades bundled with HP Products and distributed by HP to "Big Deals" shall be payable as set forth in
                           Section 6 of the Agreement. HP acknowledges that only Visioneer upgrades which it makes generally available to its OEM customers for the OEM version of its PaperPort software shall be considered under this
                           Section 6.1.

                                    6.1.1.1.1. "BIG DEAL" IS DEFINED AS EITHER
                                             THE SALE BY HP OF A MINIMUM OF
                                             XXXXX USING PROGRAM SOFTWARE TO A
                                             SINGLE END USER CORPORATION,
                                             PARTNERSHIP OR OTHER ENTITY, OR A
                                             TOTAL XX LIST PRICE ORDER FOR SUCH
                                             HP PRODUCTS BY A SINGLE END USER
                                             CORPORATION, PARTNERSHIP OR OTHER
                                             ENTITY.

                           6.1.1.2. If the HP Product list price is greater than
                                    or equal to a comparable Visioneer-branded hardware product list price, royalties shall be XXX of Visioneer's end user price for such Base Upgrade.

                           6.1.1.3. If the HP Product list price is less than
                                    the comparable Visioneer-branded hardware product list price, royalties shall be the lessor of either XXX of the actual Base Upgrade price (refer to Section 6) or the difference between the Visioneer-branded hardware product list price and the HP Product list price, but in no case less than XXX of Visioneer's end user price for such Base Upgrade.

         6.2.     Enhanced Upgrade Bundle Pricing

                  6.2.1.   HP will not have a right to distribute Enhanced
                           Upgrades.

7.       Visioneer Royalty Calculation Worksheet

                             EXAMPLE FOR REVIEW ONLY

xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx

              EXHIBIT C   PRE-INTRODUCTION DEFECT RESOLUTION AND QA

The expectations and procedures outlined in this Exhibit refer to the testing, tracking and resolution of defects/problems in Chardonnay, Zinfandel and Ripple Versions of the Program.

1.       QUALITY ASSURANCE/TESTING

         The group that develops a software, hardware, or information product component will have primary responsibility for testing that component. Thus, HP will have primary responsibility for the QA of Sketch and Volterra. Visioneer will have primary responsibility for Quality Assurance (QA) on Chardonnay, Zinfandel and Ripple, including links (See Exhibit I for OCR testing). The teams will cooperate and work together to test the full system where all components are present.


         Some software or hardware, such as Bridger, may not be disclosed between Visioneer and HP. In those situations, primary responsibility resides with the software or hardware creator, and software QA either relies on previously disclosed mechanisms, such as Bridger mimicking Volterra, or will remain the full responsibility of the component creator.


         Some specific areas of testing have been assigned to either Visioneer or HP in other Exhibits. The following table summarizes the testing responsibilities:

--------------------------------------------------------------------------------
Product Component/Platform                                Testing Responsibility
--------------------------------------------------------------------------------
XXXXXXX                                                   XXXXX
--------------------------------------------------------------------------------

         1.1.     Pre-Release Defect Tracking Process

                  HP and Visioneer shall work together to define a defect tracking database/file format which includes the field requirements of each company and allows for easy cross tracking of defect entries. Once defined, this format will be used to transfer defects found in the Visioneer products by HP to Visioneer. Visioneer will use the same format to transfer defects found in HP products to HP and to communicate updates on defects previously submitted by HP on the Visioneer products.


                  Beginning with the beta testing phase, communication of new defects, and status updates of known defects, will occur on a weekly basis. Once a week defect files will be posted to the Visioneer FTP server by both companies. Each company is responsible for integrating the new or updated defects into their respective databases. A weekly teleconference call will be established where question about specific defects can be addressed.


                  Beginning with the beta testing phase, Visioneer will provide weekly reports to HP reflecting the numbers and status and defect weighting of defects for Chardonnay, Zinfandel and Ripple. This report will include the number of new defects found, number of defects closed, and number of open defects per severity level for the week.


                  HP expects defects to be addressed and resolved in a timely manner. Before final software can be released to HP, all critical defects must be resolved. As used throughout this contract, all defects greater than or equal to XXXXX are defined as critical defects. Any defects with a XXXXX needs to be fixed or have mutual agreement between HP and Visioneer not to fix. The bug weight process will be used when negotiating which bugs will be fixed in the final product.


         1.2.     Acceptance test criteria

                  As general acceptance criteria for releases, HP will use the XXXXX criteria. The defect will be classified using severity and likelihood tables. HP's proposed threshold is less than XXXXX. Under this threshold the error must be notified and HP will decide whether or not to accept the code in spite of the error. Any defects with a XXX greater than XXXXX will need to be resolved. This criteria will also be used in Localization testing (see Exhibit J1 and Exhibit J2).


                  1.2.1.   SEVERITY:

                  ----------------------------------------
                    XX     XXXXX
                  ----------------------------------------

                  1.2.2.   LIKELIHOOD:

                  --------------------------------------------------------------
                    XX           XXXXX
                  --------------------------------------------------------------

                  1.2.3.   The MATRIX

                  ---------------------------------------------------------
                    XX        XX        XX        XX        XX
                  ---------------------------------------------------------

         1.3.     Final Release Requirements

                  Before final release of code is delivered to HP, the following requirements must be met:


                  1.3.1. Visioneer code has been frozen for at least XX, except by mutual agreement to exceptions.

                  1.3.2. At least XXX total test hours have been done for the Visioneer code since the last freeze, except by mutual agreement to exceptions.

                  1.3.3.   All defects recorded, classified and resolved.

                  1.3.4. All the outstanding issues have been examined and resolved with HP.

         1.4.     Contacts

                  Each party will identify one Defect Contact person (see Exhibit K) for defect tracking. Process questions or general needs will funnel through this person. Other persons may be separately identified as contacts for specific areas of product testing -- for example, HP may identify a contact person for Volterra specific problems.

                  A contact name will be provided with every defect submitted by either HP or Visioneer. This person will be contacted with questions specific to the associated defect.

    EXHIBIT D   POST-INTRODUCTION SUPPORT, TECHNICAL ASSISTANCE AND TRAINING


1.       PRODUCT SUPPORT BY HEWLETT-PACKARD AND VISIONEER

         1.1. During the term of this agreement, Hewlett-Packard shall, XXXXX, provide First Level Support and Second Level Support to its customers for the Program set forth below. Visioneer agrees XXXXX to provide reasonable assistance to Hewlett-Packard in providing Second Level Support, as set forth below. Visioneer shall XXXXX provide Third Level Support to Hewlett-Packard as set forth below.

         1.2. In order to address customer support issues, HP support centers or their subcontractors are permitted to use Chardonnay, Zinfandel, and/or Ripple software solely for support and/or testing purposes for HP customers. Such installation is not licensed for operational use, and is for support purposes only. The software and documentation is for internal use only and must not be distributed externally.

2.       SUPPORT LEVELS

         2.1. First Level Support Cases that can be immediately answered and require no callback to the customer. No assistance from the other party is required.

         2.2. Second Level Support Cases that involve detailed Program knowledge, problem isolation or investigation by Technical Support Technicians and may require a callback to the customer. Assistance from the other party may be required.

         2.3. Third Level Support Cases that require engineering assistance and resolution from the other party. Resolution may require conference calls between Customer, Hewlett-Packard and Visioneer.

         2.4. Customer Responsibility Unless agreed upon by both the Hewlett-Packard Third Level Support Technician and the designated Visioneer Contact or Alternate Contact, HP will be responsible for all communication with individual Customers, including sending any pertinent bug fixes, if available, at HP's own expense.

                  2.4.1. If both parties agree to transfer responsibility for communicating with an individual Customer to Visioneer, Visioneer will assume all further responsibility for that Customer's Case, including sending any pertinent bug fixes, if available, at Visioneer's own expense.

                  2.4.2. Visioneer will provide regular reports on the status of all cases for which they have assumed responsibility from Hewlett-Packard as part of the regular reporting process (see section 6).

3.       RESPONSE TIMES AND PRIORITIES

         3.1. All Second and Third Level Support Cases requiring assistance from Visioneer will be assigned a Priority.

         3.2. Priority will be assigned by a Hewlett-Packard Support Technician, HP Technical Support supervisory personnel, or HP Technical Support management (see Exhibit C).

         3.3.     Priority Definitions

                  3.3.1. Critical: Cases in which one or more major functions of the Program do not function in prevalent user configurations as measured by customer call volume (see Section 10.1.1.4), and for which no workaround can be identified; or cases in which there is unrecoverable data loss; or in other cases as mutually agreed to by both companies.

                  3.3.2.   Normal: All other cases.

         3.4.     Response Times

                  3.4.1. Critical: The Contact or Alternate Contact (see section 4) will make his best effort to return all fax, electronic or voicemail messages within four (4) business hours.

                  3.4.2.   Normal: The Contact or Alternate Contact (see section
                           4) will make his best effort to return all fax, electronic or voicemail messages within one (1) business day.

4.       SUPPORT CONTACTS

         4.1. The designated Visioneer Contact (see Exhibit K) or Alternate Contact will be available for consultation during Visioneer's normal business hours as may be in effect at the time of the request.

         4.2. Visioneer reserves the right to modify its business hours from time to time, but at a minimum will maintain business hours of at least 09:00 to 16:00 hours Pacific Time, Monday through Friday.

5.       PROBLEM RESOLUTION

         5.1. Visioneer will use reasonable efforts either to identify a workaround that is satisfactory to both parties, or to resolve the problem, for all Third Level Support Cases according to these timeframes:

                  5.1.1.   Critical Priority:XXXXX

                  5.1.2.   Normal Priority:XXXXX

         5.2.     Bug Fixes

                  5.2.1. Visioneer will provide any and all Bug Fixes resulting from HP Third Level Support Cases to HP within XXX of the formal release of such Bug Fixes.

                  5.2.2. Visioneer grants HP rights to copy and distribute such Bug Fixes to individual Customers whose Cases require such Bug Fixes.

                  5.2.3. Visioneer grants HP rights to distribute Bug Fixes to customers in any or all ways, including e-mail, BBS, commercial on-line service, or the Internet, providing HP does not use such forums to make Bug Fixes available to the general public. If HP desires to post any Bug Fix in such forums for the general public to access, HP must first obtain authorization from Visioneer, provided such authorization is not unreasonably withheld.

                  5.2.4. Visioneer does not grant HP rights to proactively distribute any Bug Fix to HP's customer installed base unless HP first obtains authorization to send a specific Bug Fix, provided such authorization is not unreasonably withheld.

6.       ESCALATION PROCESS

         6.1.     The normal problem resolution process shall include

                  6.1.1. assigning personnel to take direct responsibility for handling the issue;

                  6.1.2. identifying the timeline requirement to resolve the issue;

                  6.1.3. identifying the strategy or steps that will be taken to resolve the issue;

                  6.1.4. communicating the workaround or resolution to the problem.

         6.2. If this process is failing to satisfy either party, a review of the situation and the process to date should be made by the Account Managers representing both Parties (see Exhibit K). Again, the same four steps listed above should be applied to the post-review situation.

7.       REGULAR REPORTING

         7.1. HP and Visioneer recognize and acknowledge the importance to each other of Technical Support information regarding both individual cases and aggregate support statistics, and commit to provide each other with regular reports containing all pertinent Technical Support information. These reports will be provided by each Party within XXXXX.

         7.2.     HP Reports provided to Visioneer

                  7.2.1.   Contact Summary

                           7.2.1.1. HP will use reasonable efforts to provide
                                    Visioneer with U.S. data on the number of incoming Customer contacts, tallied by Program, platform XXXXX, affected Program module, and specific problem subject.

                           7.2.1.2. The format and delivery method to be
                                    mutually determined by HP and Visioneer.

         7.3.     Visioneer Reports provided to HP

                  7.3.1. Visioneer will use reasonable efforts to provide HP with a report that outlines the status of all post-introduction software bugs, support case status, and status of transferred customers, whether reported by HP or separately discovered by Visioneer.

                  7.3.2. The format and delivery method to be mutually determined by HP and Visioneer.

8.       DEVELOPER SUPPORT

         8.1. Software developers developing software to work in conjunction with PaperPort for Hewlett-Packard-specific solutions are allowed to join the Visioneer PaperPort Partners Program and, upon completion of the same license agreement used by Visioneer, to receive the same products and services at the same cost as Visioneer's own developer customers. This includes all versions of the PaperPort software developer's kit, access to any Visioneer developer hotline and all other developer support mechanisms, proactive worldwide technical support and any other developer specific programs Visioneer may have in place from time to time.

9.       TRAINING

         9.1. Visioneer and HP recognize and acknowledge the importance of providing training to each other regarding specific Programs covered by the Agreement.

         9.2.     Training Materials

                  9.2.1. Visioneer will develop training materials that cover the information required to adequately support the Programs supplied. HP expects that, at a minimum, this will be the same level of training Visioneerthat the other party provides to its own support staff.

                  9.2.2. HP will honor reasonable requests from Visioneer to provide basic training on HP Programs to facilitate Visioneer's customer support efforts. The scope and timing of such training will be mutually agreed upon by both companies' support representatives.

         9.3.     Location and Timing of Training

                  9.3.1. To ensure adequate customer support, Visioneer's training of HP personnel will be provided no later than two months prior to HP's product introduction date. The training will be held at mutually agreeable locations for a mutually agreeable period appropriate to the Program.

         9.4.     Scope of Training

                  9.4.1. This training will include, but not be limited to, all Program features and functions, customer usability, and advanced troubleshooting based on customer support history. Visioneer will be expected to train a group of "trainers" from each HP division that is using or supporting the Program.

                  9.4.2. HP may further request and Visioneer shall provide additional training as reasonably necessary to inform all personnel of new program versions or enhancements.

         9.5. All initial and subsequent training shall be provided at no charge to the other party, other than to cover reasonable travel, lodging and other travel-related costs.

         9.6.     Material Rights

                  9.6.1. Visioneer grants HP the royalty-free rights to modify reproduce and use all training classes, methods and materials supplied or developed by the other party pursuant to this Agreement.

                  9.6.2. Visioneer restricts the use of such materials to training HP employees or to agents contracted by HP for the purpose of selling or supporting HP products.

10.      POST-INTRODUCTION BUG-FIX -- PROGRAM REVISIONS

         10.1.    Program Revision Criteria

                  10.1.1. In the event that defects are discovered at any point after the introduction of the Program with an HP product, Visioneer and HP agree to use judgment and best efforts to determine the need and timing for a formal software revision. This determination will, at a minimum, consider the following:

                           10.1.1.1. XXXXX

                           10.1.1.2. XXXXX

                           10.1.1.3. XXXXX;

                           10.1.1.4. XXXXX

                           10.1.1.5. XXXXX

         10.2.    Timing for Revisions

                  10.2.1.  Non-critical defects

                           10.2.1.1. Bug Fixes to defects impacting both
                                    Visioneer and HP Programs will be made
                                    available to HP in accordance with
                                    Visioneer's regular software maintenance cycle.

                  10.2.2.  Critical defects

                           10.2.2.1. In the event of a critical defect (see
                                    section 3.3.1) Visioneer will provide HP with a revised version of the Program no later than XX from the time an acceptable resolution is released. Visioneer will deliver revised versions of XX software to HP no later than XX from the time the XX version is released.

                           10.2.2.2. A critical defect is not completely
                                    resolved until HP verifies proper operation on the entire set of languages HP supports. HP will respond in writing that each critical defect is considered closed no later than XX from the time the full set of elements required for XX localization (see Exhibit J1 and Exhibit J2) are received from Visioneer.

         10.3.    Fixed defect list

                  10.3.1. In the event that a Program revision is necessary, Visioneer will deliver to HP a complete list of all defects that have been fixed in that revision no later than XXX before the revised or modified code is delivered to HP.

                              EXHIBIT E   BRANDING

This Exhibit defines HP's expectations with regard to co-branding the Program.

1.       Branding Overview

         1.1.     HP interest and scope

                  In that the Program is an integral part of several HP product solutions, HP and Visioneer agree to co-brand the Program deliverables in the following areas:

                  1.1.1.   the software installation process;

                  1.1.2.   the One-Minute Guide;

                  1.1.3.   the PaperPort application (including on-line help);

                  1.1.4. other printed materials such as product manuals, product packaging and disk and/or CD-ROM labels.

2.       TRADEMARK USAGE GUIDELINES

         2.1. Where appropriate, XXXXX must be displayed at least once on each item of product advertising, literature, packaging, and screen display. Any display of the PaperPort logotype shall conform to the usage guidelines enumerated in Section 3 (Visioneer will provide artwork at its expense if necessary).

         2.2. Visioneer's ownership of the PaperPort trademark will receive appropriate citation in HP's product advertising, literature and packaging where appropriate. Citation will state: XXXXX.

         2.3. Visioneer shall be included in the review and approval cycles for all materials containing its logos or trademarks to ensure compliance, as long as doing so does not in any way delay development schedules. If development schedules would be adversely impacted, Visioneer will receive an "FYI copy" of the piece being developed for their review.

         2.4. XXXXX (with the appropriate citation to Visioneer) shall be used on first reference in the product user manuals when discussing the licensed program. All subsequent references to PaperPort may be abbreviated as XXXX.

3.       PAPERPORT TYPE TREATMENT USAGE GUIDELINES

         3.1. It is important that the product name be instantly recognizable. Therefore, it must always be presented in the same way, without changes or embellishments.

                  3.1.1. The correct type font is Futura Bold and should never be used in a font size smaller than eight (8) point.

         3.2. Visioneer name and logo are best displayed with adequate clear space. There is no maximum size limit except that indicated by good design. However, the symbol should always be smaller than the licensee's corporate or brand identity as it appears on the same product or on printed materials. Whatever the symbol size, the proportions of the graphic element and the logotype should always remain the same. The Visioneer logotype may be reduced in size to a minimum 40mm in width.

         3.3. Color logos should be printed on a white background. Color logos are always preferable to black and white reproductions. Pantone colors are preferable to process colors.

                  3.3.1.   PANTONE COLORS: XXXXX.

                  3.3.2.   PROCESS COLORS: XXXXX.

4.       Ownership and process definitions

                  In this cooperative branding effort, HP will share customer exposure to both the Hewlett-Packard (and perhaps associated sub-brands) and the PaperPort brand names. Under this agreement, HP will own and manage certain parts of the customer experience with the primary software application and associated software modules. A description and scope of these efforts are as follows:

         4.1.     Scope of co-branding efforts

                  The co-branding effort will be limited to the XXXXX software for XX naming convention. There are no current plans to co-brand the ScanJet (or any other HP sub-brand) and PaperPort names. In all uses, these two (2) brand names will generally follow the usage pattern, size and visual weighting established in the approved splash screen.

                  4.1.1.   Joint Naming/Graphical Treatment

                           HP will develop a co-naming structure and associated graphical treatment that will be agreed upon by both companies. HP will also provide Visioneer with necessary graphical buttons or icons needed to modify the software interface as agreed upon by HP and Visioneer (see Sections 4.1.3.3 and 4.1.3.4).

                  4.1.2.   Printed Information Products

                           HP-developed Information Products will be authorized to freely use the phrasing and graphical treatment of the joint name as agreed upon in Sections 2 and 3. This includes, but is not limited to, manuals; diskette and/or CD-ROM packaging and labels; product packaging; and promotional pieces (including advertising/public relations efforts).

                  4.1.3.   Windows

                                    4.1.3.1.1. XXXXX.

                                    4.1.3.1.2. XXXXX.

                                    4.1.3.1.3. XXXXX.

                                    4.1.3.1.4. XXXXX.

                                    4.1.3.1.5. XXXXX.

                                    4.1.3.1.6. XXXXX.

                                             4.1.3.1.6.1. XXXXX.

                           4.1.3.2. Installation process

                                    4.1.3.2.1. XXXXX.

                           4.1.3.3. One-Minute Guide

                                    4.1.3.3.1. XXXXX.

                                    4.1.3.3.2. XXXXX.

                                    4.1.3.3.3. XXXXX.

                                    4.1.3.3.4. XXXXX

                           4.1.3.4. XXXXXX

                                    4.1.3.4.1 XXXXX

                           4.1.3.5. Additional user interface modifications will
                                    be made to remove Visioneer references and XXX appearances as follows:

                                    4.1.3.5.1 XXXXX

                                    4.1.3.5.2 XXXXX

                                    4.1.3.5.3 XXXXX

                                    4.1.3.5.4 XXXXX

                                    4.1.3.5.5 XXXXX

                                    4.1.3.5.6 XXXXX

                           4.1.3.6. HP will provide sample files for English,
                                    and localized versions which Visioneer will include in the Software Products.

                  4.1.4.   Macintosh

                           4.1.4.1. Installation process

                                      XXXXX.

                           4.1.4.2. One-Minute Guide

                                    4.1.4.2.1. XXXXX

                                    4.1.4.2.2. XXXXX.

                           4.1.4.3. Additional user interface modifications will
                                    be made to remove Visioneer references and XXX appearances as follows:

                                    4.1.4.3.1. XXXXX.

                                    4.1.4.3.2. XXXXX.

                                    4.1.4.3.3. XXXXX.

5.       Software Version Naming

         There are differences between the applications being shipped by HP and Visioneer, therefore different version naming conventions will be applied to minimize potential customer confusion and facilitate customer support.

         5.1.     Version naming structure

                                 Chardonnay        Zinfandel         Ripple
                  --------------------------------------------------------------
                    XX         XX                XX              XX
                  --------------------------------------------------------------

                  These naming conventions for HP versions will be referenced where applicable within the application (including but not limited to the XXX dialog box). Additionally, HP will use this naming structure, where appropriate, on product packaging, diskette and/or CD-ROM packaging and labels and promotional pieces. Visioneer reserves the right to maintain a parallel versioning mechanism where not readily visible to users and where necessary to permit proper operation of version-checking program operation. An example would be in records within a file to allow the Viewer to distinguish between XXX versions, or in XXX files to distinguish software capabilities implemented.

EXHIBIT F             UPGRADE PROCESS AND PRODUCT REGISTRATION

This Exhibit addresses the Upgrade process for purchasers of the Program.

1.       REGISTRATION

         1.1.     Hewlett-Packard Customers

                  HP will maintain primary "ownership" of customers who have purchased the Program from HP. This ownership will begin with the product purchase/customer registration and will be retained via product support throughout the life of the product.

         1.2.     Registration Process

                  Visioneer seeks to maximize the potential for Upgrade revenues. Encouraging HP customer registration for business use by each company as defined in Section 2.1 is a key element of this strategy.

                  Registration process alternatives are implemented through a serial number scheme that enables features described below. Visioneer will provide HP, and HP will provide end-users with appropriate serial numbers to implement the following registration mechanisms.

                  1.2.1.   Chardonnay

                           1.2.1.1. XXXXX.

                           1.2.1.2. XXXXX.

                           1.2.1.3. XXXXX.

                  1.2.2.   Zinfandel

                           1.2.2.1. XXXXX.

                           1.2.2.2. XXXXX.

                           1.2.2.3. XXXXX.

2.   REGISTERED USERS

         2.1. Based solely on the customer registration data collected from users of the Program shipped with HP products, HP will provide to a bonded mailhouse on a quarterly basis, a blind mailing list of HP customer names and addresses that as of such date registered HP flatbed, sheetfed, and/or network scanner products. This list may be used by Visioneer for the sole purpose of marketing its software products, including the distribution of Upgrades. Visioneer will be limited to no more than

                  XX contacts with the HP customers per year and HP must approve (such approval not to be unreasonably withheld) the content and timing of any and all mailings prior to usage. Visioneer shall pay all expenses associated with the bonded mailhouse, but Licensor will not be required to pay any additional charges associated with access to, or rental of, the HP registered customer mailing list.

                  2.1.1. Visioneer is required to verify operability of any Upgrade on HP Products prior to initiating contact with HP customers regarding Upgrade availability (see
                           Section 3.1.3).

         2.2. Visioneer and HP's XXXXX will exchange their most current respective customer names and addresses for the sole purpose of HP marketing XXXXX solutions to Visioneer scanner customers and Visioneer marketing software to HP's XXXXX customers. The customer names supplied under this paragraph will be XX customers who indicate use of an accepted XX operating system and/or a XX. All such customer names and addresses will be provided by Visioneer and HP's XXXXX operation, as the case may be, through a bonded mailhouse on a quarterly basis. Use of the other party's list will be limited to no more than XX contacts with the customer per year and the disclosing party must approve (such approval not to be unreasonably withheld) the content and timing of any and all mailings prior to usage. The party using a list shall pay all expenses associated with the bonded mailhouse, but will not be required to pay any additional charges associated with access to, or rental of, the other party's mailing list.

         3.       UPGRADE PROCESS

         3.1.     Overview

                  Visioneer will be solely responsible, except as set forth elsewhere in this agreement, for providing an upgrade process for customers of the Program and prior versions of Visioneer PaperPort software shipped with HP products.

                  3.1.1. Any software Upgrade product in any language that Visioneer makes available to its customers or other OEM customers will be made available to HP customers.

                  3.1.2. To the extent that there are unsupported languages for software Upgrade products, Visioneer and HP will discuss in good faith developing localization(s) per the procedure applicable for Customized Versions of the Program.

                  3.1.3. Visioneer is solely responsible for verification of operability of any Upgrade on HP Products.

         3.2.     Worldwide Process

                  Visioneer will provide a worldwide process, including a sales presence in Europe and Asia, to insure that HP customers as described in Section 3.1 can obtain during the customers normal working hours, and without incurring unreasonable expense, the latest version of Visioneer's Upgrades.

                  3.2.1. XXXXX are critical customers for the worldwide process. To the extent HP notifies Visioneer of a problem with its worldwide Upgrade process and Visioneer fails to rectify said problem in a reasonable period of time, HP can provide the Base Upgrade to customers. Visioneer will provide the Base Upgrade to HP for distribution at XXXXX of Visioneer's end user price for such Base Upgrade.

         3.3.     Pricing

                  Visioneer will charge HP customers no more for Upgrades or associated shipping costs than the lesser of what Visioneer normally charges for such Upgrades or associated shipping costs to Visioneer customers or other OEM customers.

         3.4.     Software for XXX

                  Beginning XXX, HP may bundle Program software with its XX product provided the XX per copy royalty set forth in this agreement is paid, but Program software may not be offered on a standalone basis as an upgrade by HP to its customers.

         3.5.     XXXXX

                  When Visioneer introduces Upgrades, it will also make available specific Upgrade packages for XXXXX licenses for customers of HP network scanner products, comparable to seat upgrade prices at the time of this agreement, consistent with the spirit of Section 3.3.

         3.6.     Timing of Upgrade Offer

                  Visioneer will not market Upgrades to HP scanner customers until ninety (90) days after the HP scanner product is purchased by an end user.

         3.7.     Support

                  Visioneer will provide support for Upgrades provided to HP customers at the same level of support provided to other Visioneer customers.

4.       REPORTING

         4.1. Visioneer recognizes and acknowledges the importance to HP of customer Upgrade request and acceptance statistics, and commits to providing a report containing information on the total number of HP customer requests for Upgrades since the last report and the percentage of HP customers choosing to upgrade based on the number of Upgrade notices mailed. This report will be provided XXX days prior to the subsequent Upgrade mailing date, but not less than XX (example: last Upgrade mailing was XX, next target Upgrade mailing date is XX. On XX, a report is mailed to HP, detailing XXX customer Upgrade requests between XX and XX and that a XX Upgrade acceptance rate was achieved on the XX Upgrade mailing to XXX customers).

         4.2. Visioneer's list of HP scanner customers who purchase Upgrades will be made available quarterly to HP upon HP's request for internal business purposes only, and not for the purposes of marketing software. This list will be owned by Visioneer, will be deemed Confidential, and may not be disclosed to any third party software vendors without Visioneer's prior written consent.

                       EXHIBIT G HP SOFTWARE LICENSE TERMS

ATTENTION: USE OF THE SOFTWARE IS SUBJECT TO THE HP SOFTWARE LICENSE TERMS SET FORTH BELOW. USING THE SOFTWARE INDICATES YOUR ACCEPTANCE OF THESE LICENSE TERMS. IF YOU DO NOT ACCEPT THESE LICENSE TERMS, YOU MUST RETURN THE SOFTWARE FOR A FULL REFUND. IF THE SOFTWARE IS SUPPLIED WITH ANOTHER PRODUCT, YOU MAY RETURN THE ENTIRE UNUSED PRODUCT FOR A FULL REFUND.

                            HP SOFTWARE LICENSE TERMS

The following License Terms govern your use of the accompanying Software unless you have a separate written agreement with HP.

LICENSE GRANT. HP grants you a license to Use one copy of the Software. "Use" means storing, loading, installing, executing or displaying the Software. You may not modify the Software or disable any licensing or control features of the Software. If the Software is licensed for "concurrent use", you may not allow more than the maximum number of authorized users to Use the Software concurrently.

OWNERSHIP. The Software is owned and copyrighted by HP or its third party suppliers. Your license confers no title or ownership in the Software and is not a sale of any rights in the Software. HP's third party suppliers may protect their rights in the event of any violation of these License Terms.

COPIES AND ADAPTATIONS. You may only make copies or adaptations of the Software for archival purposes or when copying or adaptation is an essential step in the authorized Use of the Software. You must reproduce all copyright notices in the original Software on all copies or adaptations. You may not copy the Software onto any bulletin board or similar system.

NO DISASSEMBLY OR DECRYPTION. You may not disassemble or decompile the Software unless HP's prior written consent is obtained. In some jurisdictions, HP's consent may not be required for disassembly or decompilation. Upon request, you will provide HP with reasonably detailed information regarding any disassembly or decompilation. You may not decrypt the Software unless decryption is a necessary part of the operation of the Software.

TRANSFER. Your license will automatically terminate upon any transfer of the Software. Upon transfer, you must deliver the Software, including any copies and related documentation, to the transferee. The transferee must accept these License Terms as a condition to the transfer.

TERMINATION. HP may terminate your license upon notice for failure to comply with any of these License Terms. Upon termination, you must immediately destroy the Software, together with all copies, adaptations and merged portions in any form.

EXPORT REQUIREMENTS. You may not export or re-export the Software or any copy or adaptation in violation of any applicable laws or regulations.

U.S. GOVERNMENT RESTRICTED RIGHTS. The Software and documentation have been developed entirely at private expense and are provided as "Commercial Computer Software" or "restricted computer software". They are delivered and licensed as "commercial computer software" as defined in DFARS 252.227-7013 (Oct 1988), DFARS 252.211-7015 (May 1991) or DFARS 252.227-7014 (Jun 1995), as a "commercial item" as defined in FAR 2.101 (a), or as "Restricted computer software" as defined in FAR 52.227-19 (Jun 1987) (or any equivalent agency regulation or contract clause), whichever is applicable. You have only those rights provided for such Software and Documentation by the applicable FAR or DFARS clause or the HP standard software agreement for the product.

           EXHIBIT H ESCROW AGREEMENT FOR SOURCE CODE

                         ACCOUNT NUMBER: _______________

THIS ESCROW AGREEMENT is entered into by and among DATA SECURITIES INTERNATIONAL, INC., a California corporation with offices at 49 Stevenson Street, Suite 550, San Francisco, California 94104 ("Holder"); Visioneer, Inc., a Delaware corporation with offices at 2860 W. Bayshore Road, Palo Alto, California 94303 ("Licensor"); and HEWLETT-PACKARD COMPANY, a California corporation with principal offices at 3000 Hanover Street, Palo Alto, California 94304, and a business address at 11413 Chinden Boulevard, Boise Idaho 83714 ("HP").

                            RECITALS

This Escrow Agreement is effective as of _______________________________.

This Escrow Agreement is entered into in furtherance of the provisions and objectives of that certain Software License Agreement effective as of August 14, 1996 between HP and Licensor ("Software License Agreement").

For valuable consideration acknowledged by each, the parties agree that:

1.   Deposit. Licensor shall deposit with Holder those materials specified in
     Exhibit 1 ("Deposit"). Licensor shall keep the Deposit at the current revision level on a semi-annual basis commencing with the effective date of this Escrow Agreement. In addition, Licensor shall update the Deposit at any time during the term or any renewal term of this Escrow Agreement that Licensor issues a new version or release of the Deposit. Licensor also agrees to comply with Holder's reasonable requests for the deposit or replacement of Deposit materials likely to physically degrade.

2. Retention of Replaced Deposit. Holder will destroy any replaced Deposit unless HP instructs Holder to retain it within twenty (20) days of notice from Holder of such replacement. Retention of the replaced Deposit may incur an additional fee, as specified in Holder's fee schedule.

3. Verification and Delivery. The Deposit shall be packaged for storage as reasonably instructed by Holder and accompanied by a cover sheet identifying the contents as indicated in Exhibit 1. Risk of loss or damage to the Deposit during shipment shall lie with the party sending it. HP shall have the right to verify each Deposit before shipment. Licensor shall give HP fifteen (15) days advance written notice and opportunity to inspect, witness compilation and otherwise reasonably assure itself of the contents of the Deposit to be shipped. HP may authorize Holder to act in its place. Licensor hereby grants HP and Holder, free of charge, the right to use the facilities of Licensor during Licensor's normal business hours under the supervision of an employee of Licensor, including its computer systems, to verify the Deposit. Licensor shall make available technical support personnel as necessary to verify the Deposit.

4. Storage of Deposit. Holder shall safekeep the Deposit in a security vault and exercise the same high standard of care to protect the Deposit which Holder would use to protect items of this nature which Holder might own, but in no event less than that standard of care customary in the industry.

5. Use and Nondisclosure. Except as provided in this Escrow Agreement, Holder shall not disclose or make any use whatsoever of the Deposit, nor shall Holder disclose or make use of any confidential information provided to Holder by Licensor or HP in connection with this Escrow Agreement without the prior written consent of Licensor or HP, respectively. These obligations shall continue indefinitely notwithstanding termination of this Escrow Agreement.

6. Records and Audit Rights. Holder shall keep complete written records of the activities undertaken and materials prepared pursuant to this Escrow Agreement. Upon reasonable notice to Holder during the term of this Escrow Agreement, Licensor and HP shall be entitled to inspect and request the records of Holder with respect to this Escrow Agreement at reasonable times during normal business hours at Holder's facilities and to inspect the Deposit required then to be held by Holder.

7. Release of Deposit. If HP notifies Holder of the occurrence of a release condition as defined in Exhibit 2, Holder shall immediately notify Licensor and provide Licensor with a copy of the notice from HP. Licensor shall have ten (10) business days from the date Holder sends its notice to notify Holder, with a copy to HP, that the release condition has not occurred or has been cured. Failing such timely notice, Holder shall release a copy of the Deposit to HP. However, if Holder receives timely notice from Licensor, Holder shall not release a copy of the Deposit but shall instead institute the Dispute Resolution Process below within five (5) business days of such timely notice from Licensor.

8. Dispute Resolution Process. Holder shall first notify Licensor and HP in writing of contrary instructions from HP and Licensor for release of the Deposit. Within XXXXX business days after the date the notice is sent by Holder, XXXXX referees shall be appointed, XXXXX . Each party shall notify the others of its referee's identity within the XXXXX period or forfeit its right to XXXXX.

     8.1. On the XXXXX business day after the dispute notice from Holder, the referees shall meet at the offices of Holder in San Francisco, CA and shall hear testimony and other evidence that Licensor and HP may wish to present with respect to the dispute. The meetings shall proceed with whatever number of duly appointed referees attend the meetings, and shall be conducted from 8:30 am. to 5:30 p.m. on no more than XXXXX consecutive business days, national holidays excluded. HP shall present up to XXXXX days of evidence followed by up to XXXXX days of presentation from Licensor, followed by a final day reserved for rebuttal by each party in the morning and afternoon, respectively. Licensor, HP and Holder agree that the evidence and results of the hearings shall not be disclosed to third parties.

     8.2. Within XXXXX days after the close of the presentations, the referees shall resolve the dispute by majority vote. Any refusal to vote shall be deemed an abstention by that referee. In the event of a tie, the Deposit shall not be released.

     8.3. This dispute resolution process shall be the exclusive means for resolving disputes to which it applies, and the decision of the referees shall be final, conclusive and enforceable by a court of competent jurisdiction. All costs of the referees shall be borne by the unsuccessful party.

9. Joint Release. HP and Licensor may, by joint written instruction to Holder, authorize the release of the Deposit or a copy of it to the party named in the instruction.

10.  Rights in Deposit. Rights in the Deposit are stated in Exhibit 3.

11. Term and Termination. This Escrow Agreement shall have an initial term of XXXXX, renewable upon receipt by Holder of the specified renewal fee.

     11.1. If Holder does not receive the renewal fee by the XXXXX of this Escrow Agreement, Holder shall give notice to Licensor and HP. If the fee is not received from Licensor or HP within thirty (30) days of such notice, this Escrow Agreement shall expire. Upon expiration of this Escrow Agreement, Holder will, at Licensor's option, either destroy or return the Deposit to Licensor. All obligations of Holder under this Escrow Agreement shall terminate thereafter, except for those stated in Section 5 (Use and Non-Disclosure) of this Escrow Agreement.

12. Fees. All fees shall be due from HP in full upon receipt of Holder's invoice. Fees shall be those specified in Holder's schedule of fees in effect for the initial term of this Escrow Agreement plus taxes. To be effective, Holder must notify Licensor and HP at least ninety (90) days prior to expiration of the initial term (or any renewal term) of this Escrow Agreement of any scheduled increase for the succeeding renewal term.

13. Account Representative. Licensor, HP and Holder shall each designate an authorized individual(s) to receive notices and otherwise act on behalf of Licensor in connection with this Escrow Agreement, as set forth in Exhibit
     4. Representatives may be changed by written notice to the other parties.

14. Notices. All notices in connection with this Escrow Agreement shall be in writing addressed to the Account Representatives, shall be sent by certified mail, return receipt requested, and shall be effective forty-eight (48) hours after so deposited with the U.S. Postal Service.

15. Authenticity. Holder may act in reliance upon any instruction, instrument or signature believed to be genuine and may assume that it has been duly authorized.

16. Hold Harmless. Licensor will hold Holder harmless against any action regarding the release or refusal to release a copy of the Deposit by Holder so long as Holder has acted in good faith and in accordance with this Escrow Agreement.

17. Governing Law. This Escrow Agreement shall be governed by and construed in accordance with the laws of the State of California without regard to conflict of laws principles.

18. Merger. The Software License Agreement and this Escrow Agreement, including the Exhibits, constitutes the entire agreement between the parties concerning the subject matter hereof and shall supersede all previous communications, representations, understandings, and agreements, oral or written, between the parties.

19. Severability. If any provision of this Escrow Agreement is held by any court to be invalid or unenforceable, then that provision will be severed from this Escrow Agreement and the remaining provisions shall continue in force.

20. Assignment. No party may assign any rights or obligations of this Escrow Agreement without the prior written consent of the others and any attempt to do so shall be deemed void.

21. Waiver. Waivers of any right under this Escrow Agreement shall only be effective if in writing signed by the party possessing the right.

22. Exhibits. The following Exhibits are made a part of this Escrow Agreement by this reference:

          Exhibit 1: Deposit
          Exhibit 2: Release Conditions
          Exhibit 3: Rights in Deposit
          Exhibit 4: Account Representatives

HOLDER:  DATA SECURITIES INTERNATIONAL, INC.

By:
Print Name:
Title:


LICENSOR:  VISIONEER, INC.

By:
Print Name:
Title:

HP:  HEWLETT-PACKARD COMPANY

By:
Print Name:
Title:

                                EXHIBIT 1 DEPOSIT

23.      SOURCE CODE

         23.1. A copy of source code, libraries, and headers and all source documentation, listings and programmers' notes owned by Visioneer and relating to the design, use, operation, and maintenance of all:

                  23.1.1. All Programs and Resource Files, as defined and included in the Software License Agreement;

                  23.1.2. Modifications, enhancements, new versions or releases, additions, code corrections, and workarounds of any Programs provided or required to be provided to HP in the Software License Agreement; and

                  23.1.3. Any of the above materials replaced by Licensor and retained by Holder according to the terms of this Escrow Agreement.

        23.2. All Visioneer proprietary special tools, compilers, interpreters, libraries, and other materials reasonably necessary to create object code and related documentation for the Programs.

        23.3. A listing of all non-Visioneer proprietary tools, compilers, interpreters, libraries, and other materials used to create object code and related documentation for the Programs, and the version number (if available).

        23.4. A description of the development system, hardware, software, compilers and the like sufficient for HP to continue development and support of the Programs.

        23.5. The Deposit shall be in printed format except that the source code shall, in addition, be in machine-readable form in a mutually agreeable form and media.

                           EXHIBIT 1 (CONT'D) DEPOSIT


24.      COVER SHEET FOR DELIVERY OF DEPOSIT

Deposit Account Name

Deposit Account Number

     Deposit    Supplement to Deposit        Replacement of Deposit

Program Name ____________________________________________________Version
Date _____________________________ CPU/OS _______________________Compiler
Application
Utilities needed
Special Operating Instructions
Media _______________________________________ Quantity

                          EXHIBIT 2 RELEASE CONDITIONS

The source code Deposit shall be released to HP upon the occurrence of any of the following events:

25.      XXXXX

26.      XXXXX

27.      XXXXX

28.      XXXXX

29.      XXXXX

                           EXHIBIT 3 RIGHTS IN DEPOSIT


30. Licensor hereby grants to Holder ownership of and title to those physical copies of the Deposit delivered to Holder subject to Holder's agreement to use, reproduce and release the Deposit only as necessary to fulfill its obligations under this Escrow Agreement. Notwithstanding the foregoing and any other provision of this Agreement, Licensor will retain ownership of all intellectual property rights, including patent, copyright, mask work, trade secret or other rights, of the Deposit.

31. Licensor hereby grants to HP a present license in the intellectual property content of the Deposit, exercisable upon release of the Deposit by Holder to HP. HP's license is worldwide, non-exclusive and fully paid-up. HP's license is limited in duration to the term of Visioneer's support obligations under the Software License Agreement or such shorter period of time until Licensor demonstrates its continuing ability to HP, as determined by the referees and following the procedures set forth in Section 8 of this Escrow Agreement, that the release condition which was the subject of the release of the Deposit is no longer in occurrence or has been cured and that Licensor will continue to adhere to the support conditions of this Agreement ("License Termination Date"). HP's license is restricted to the furtherance of HP's rights or fulfillment of Licensor's support obligations as set forth in Exhibit 4 of the Software License Agreement or extensions of the Software License Agreement. Subject to the above limitations, the license includes the right to reproduce, translate, modify or create derivative and collective works for support purposes only; and the right to distribute copies, translations, derivative works, and collective works of any Deposit user documentation or software (software in machine-readable form only) for support purposes only under any intellectual property right including patent, copyright, mask work, trade secret or other right. In all cases, HP's license includes the right to use subcontractors, provided such subcontractors agree to the License restrictions set forth herein and the confidentiality provisions of the Agreement. Upon the License Termination Date, HP shall grant to Visioneer a non- revocable unlimited license to use in object form and source code form derivative works of the source code created by HP.

32. In addition, subject to Licensor's rights therein, Licensor grants to HP the right to use any materials from Licensor's vendors and subcontractors reasonably required for the manufacture, support and distribution of the products to which the Deposit relates ("Related Materials").

33. HP shall treat the Deposit and Related Materials as confidential information according to the terms of the Software License Agreement.

34. Upon the or each License Termination Date, HP shall return all copies of the Deposit and Related Materials, and any copies of derivative works thereof, to the Holder to maintain in accordance with this Escrow Agreement, and all licenses granted to HP hereunder shall not be exercisable until the next release, if any, authorized under this Exhibit.

                        EXHIBIT 4 ACCOUNT REPRESENTATIVES

LICENSOR:                               Copy to:

Name
Title
Address

Phone


HP:                                     Copy to:

Name
Title
Address

Phone


HOLDER:

Name
Title
Address

Phone

                      EXHIBIT I THIRD-PARTY SOFTWARE (OCR)


1.       PRODUCT SPECIFICATION:

         Subject to Section , Visioneer will provide with the Program(s) the following OCR engines XXXXX :

         1.1.     XXXXX Product Specification (see Exhibit A1).

                  1.1.1.   Chardonnay Integrated OCR:

                           1.1.1.1. XXXXX.

                           1.1.1.2. XXXXX.

                  1.1.2.   Zinfandel OCR:

                           1.1.2.1. XXXXX.

         1.2.     XXXXX Product Specification (see Exhibit A2).

                  1.2.1.    Ripple Integrated OCR:

                           1.2.1.1. XXXXX.

2.       PARTY RESPONSIBILITIES:

         2.1.     Chardonnay, Zinfandel, and Ripple.

                  2.1.1. HP will negotiate directly with XXXXX and will pay XXXXX directly for all royalties for the OCR engines that will be shipped as part of Program(s).

                  2.1.2. Visioneer will provide HP and third party OCR vendors with an OCR API specification for Program(s) by XXXXX for Chardonnay and Ripple, and XXXXX for Zinfandel.

                  2.1.3. In addition, HP has the right to provide the OCR API specification(s) for XXXXX to third party OCR vendors. Any subsequent OCR API specifications will be provided to HP and third party OCR vendors as soon as possible, but not later than XXXXX of subsequent Program(s). See also Exhibit A1 sections regarding Exhibit L1 and Exhibit L2.

3.       VISIONEER-PROVIDED OCR

         3.1. Visioneer will work with the OCR vendor to define and implement a mutually agreed-upon code drop process and schedule between the vendor and Visioneer to be followed throughout Beta and subsequent phases to ensures that delivery of Program(s) will meet the schedule specified in Exhibit A1 and Exhibit A2.

         3.2. Visioneer will resolve defects involving OCR by following the same provisions as outlined in Exhibit C including timely responses to defect resolution.

         3.3. Visioneer will provide to HP updated OCR engines as part of its Program(s) drops throughout Beta and subsequent phases.

         3.4. Visioneer will test all OCR links and all OCR-dependent links that appear on the Program(s) link bar such as word processing, database and spreadsheet links.

         3.5. Visioneer will test non-link OCR functionality available through the desktop including OCR preferences and clipboard OCR.

4.       THIRD-PARTY-PROVIDED OCR

         4.1. HP owns direct technical relationship to the OCR vendor including:

                  4.1.1.   providing OCR engine specifications.

                  4.1.2.   performing Quality Assurance testing.

                  4.1.3.   managing the vendor relationship.

                  4.1.4. coordinating software deliverables between the OCR vendor and Visioneer.

                  4.1.5. managing defect analysis, prioritization and resolution.

                  4.1.6. installation, unless there is an HP decision to contract with Visioneer for an install program for additional NRE to be agreed upon.

         4.2.     Visioneer defect resolution process:

                  4.2.1. Visioneer will use reasonable efforts to address defects involving the integration of OCR into Program(s) in the same manner as other defects as described in Exhibit C.

                  4.2.2. Visioneer will use reasonable efforts to investigate defects that are not clearly defined to be in either the OCR engine itself or in the OCR integration at the same time as the OCR vendor investigates the defects, and to work with the OCR vendor to determine the best resolution.

                  HP has the right to distribute beta and subsequent versions of the Program(s) to OCR vendors for integration purposes under appropriate nondisclosure agreements with HP under which Visioneer is a named third-party beneficiary.

5.       SCHEDULE:

         5.1.     Chardonnay:

                  5.1.1.   XXXXX.

         5.2.     Zinfandel:

                  5.2.1.   XXXXX.

                  5.2.2.   XXXXX.

         5.3.     Ripple:

                  5.3.1.   XXXXX.

                                   EXHIBIT J1

                     XXXXX INFORMATION PRODUCT LOCALIZATION


1.       INFORMATION PRODUCTS

         1.1. The information products discussed in this Exhibit include the hardcopy and online documentation that accompanies all HP products in conjunction with the Visioneer PaperPort program. Visioneer is to deliver the following final information products for the XXXXX version of the PaperPort program:

                  1.1.1.    XXXXX

                  1.1.2.    XXXXX

                  1.1.3.    XXXXX

         1.2. all generalized to meet the needs of all HP products. A timeline for these deliverables, based on the product milestones in Exhibit A1, will be mutually agreed upon by HP and Visioneer.

         1.3. HP will provide printed and/or online end-user documentation that references the Visioneer PaperPort software, leveraged from the XXXXX user's guide provided by Visioneer.

2.       LOCALIZATION

         2.1. The localization discussed in this Exhibit includes the XXXXX platform:

                  2.1.1.   XXXXX

                  2.1.2.   XXXXX

                  2.1.3.   XXXXX

                  2.1.4.   XXXXX

                  2.1.5.   XXXXX

         2.2. Visioneer is to provide the final localized versions of these components in XXXXX . A timeline for these deliverables, based on the product milestones in Exhibit A1, will be mutually agreed upon by HP and Visioneer. These components shall be verified and tested according to verification tests mutually agreed upon between HP and Visioneer.

         2.3. HP will localize the components listed above in languages beyond XXXXX . Visioneer is to provide XXXXX software resource files, test files for localization set-up, the software test plan to support the localization process, as well as engineering support as outlined in Exhibit A1 to ensure that all localized versions of the PaperPort software function correctly.

                  2.3.1.   The language set for Chardonnay will be XXXXX .

                  2.3.2.   There will be no XXXXX localization for Zinfandel.

         2.4. Visioneer shall provide a build kit, including instructions and all the files necessary for an HP localization company to build and compile the software, for additional language translation. Support for additional languages will be charged for separately as described in Exhibit B of this contract.

3.       INFORMATION PRODUCTS DEVELOPMENT AND SUPPORT

         Visioneer shall:


         3.1.     Provide the Program as defined in Exhibit A1

         3.2. Provide additional schedule information to be delivered to HP Information Engineering and updated when Visioneer's software and/or information product development for Chardonnay and Zinfandel schedule changes. The schedule shall identify Information Products milestones, including:

                  3.2.1.   XXXXX

                  3.2.2.   XXXXX

                  3.2.3.   XXXXX

                  3.2.4.   XXXXX

                  3.2.5.   XXXXX

                  3.2.6.   XXXXX

         3.3. Provide an outline and preliminary and final drafts of the XXXXX version of the XXXXX in printed and electronic forms, sent to HP Information Engineering at the same time they go to the Visioneer team for review.

         3.4. Review sections of HP-developed documentation that address the Program for verification of content accuracy and completeness. The review shall be completed within one week of the delivery of preliminary and final document drafts to Visioneer.

         3.5. Provide software builds for HP to obtain XXXXX . These builds will be delivered electronically according to the project schedule beginning with the delivery of the Alpha release of the software.

         3.6. Provide a final version of the XXXXX resource files, as well as source files and compiled versions of the XXXXX . These will be delivered to HP electronically according to the project schedule.

4.       LOCALIZATION DEVELOPMENT AND SUPPORT

         Visioneer is to provide an information product plan which includes software XXXXX glossaries, a detailed outline of the information that will be included in the XXXXX , XXXXX for the Program, and the localization strategy. The document shall also include a section that describes deliverables to HP and any outstanding issues that may impact the scheduled hand-off of these deliverables. The information product plan shall be provided to HP Information Engineering for the Chardonnay and Zinfandel products, and shall be updated as the scope of the product changes.

5.       PROGRAM LOCALIZATION

         Provide Alpha and Beta versions of the XXXXX software along with release notes. The software will be delivered to HP electronically according to Exhibit A1. Release notes will describe the current state of the software and any known problems.

6.       LOCALIZATION SUPPORT

         Provide written verification and qualification test scripts XXXXX prior to the final draft of the XXXXX . Visioneer will also provide full detail of all bug reports logged against the XXXXX during the software quality assurance verification process.

7.       COMMUNICATION AND PROBLEM SOLVING PROCESS

         7.1. Visioneer and HP teams agree to meet weekly (via conference call or physical visitation) to discuss project status, ensure that issues are resolved, and that the project milestones are met.

         7.2. Visioneer and HP will agree on an escalation path for resolution of critical issues that potentially impact product quality and the delivery of products according to the project schedule (see Exhibit C).

         7.3.     HP shall:

                  7.3.1. Provide a project schedule, mutually agreed to by Visioneer and HP that identifies critical hand-off dates: project definition including information product development timelines, preliminary and final documentation draft distribution, XXXXX source file transfer requirements for beginning the localization process, and final XXXXX localization file transfer for integration purposes.

                  7.3.2. Provide preliminary and final review drafts of HP-developed documentation that address the Program for Visioneer's verification of content accuracy and completeness. Visioneer shall receive draft copies at the same time they are routed to HP project team members, with a one-week review period. HP shall incorporate Visioneer's feedback as appropriate while meeting the goals of the project.

                  7.3.3. Assume the responsibility of adapting Visioneer's electronic files to HP's publication tools, as well as adapting publications content to its needs.

                  7.3.4. Provide to Visioneer summaries of any usability tests, external beta tests and company champion reviews of localized documents that identify customer information requirements and/or software usability issues. At its discretion, Visioneer may incorporate this information in the design and development of the current PaperPort software and user information products.

         7.4. Refer also to the Exhibit C Pre-Release Defect Tracking Process section. If necessary, the escalation process described in Exhibit D can be invoked.

EXHIBIT J2     XXX INFORMATION PRODUCT LOCALIZATION

1.   XXX INFORMATION PRODUCTS

     1.1 The information products discussed in this addendum include the hardcopy and online documentation that accompanies all HP products in conjunction with the Program. Visioneer is to deliver the following final information products for the XXX versions of the Program:

          1.1.  XXX
          1.2.  XXX
          1.3.  XXX

     1.2 all generalized to meet the needs of all HP products. A timeline for these deliverables, based on the product milestones in Exhibit A2, will be mutually agreed upon by HP and Visioneer.

     1.3 HP will provide printed and/or online end user documentation that references the Visioneer PaperPort software, leveraged from the XXX user's guide provided by Visioneer.

2.   MACINTOSH LOCALIZATION

     2.1 The localization discussed in this addendum includes the XXX platform product:

          2.1.1.  XXX
          2.1.2.  XXX
          2.1.3.  XXX
          2.1.4.  XXX
          2.1.5.  XXX

     2.2 Visioneer is to provide the final localized versions of these components in XXX . A timeline for these deliverables, based on the product milestones in Exhibit A2, will be mutually agreed upon by HP and Visioneer. These components shall be verified and tested according to verification tests mutually agreed upon between HP and Visioneer.


     2.3 HP will localize the components listed above in languages beyond XXX . Visioneer is to provide XXX software resource files, test files for localization set-up, the software test plan to support the localization process, as well as engineering support as outlined in Exhibit A2 to ensure that all localized versions of the PaperPort software function correctly.

          2.3.1. The language set for Ripple will be XXX .

     2.4 Visioneer shall provide a build kit, including instructions and all the files necessary for an HP localization company to build and compile the software, for additional language translation. Support for additional languages will be charged for separately as described in Exhibit B of this contract.

3.   INFORMATION PRODUCTS DEVELOPMENT AND SUPPORT

     Visioneer shall:

     3.1  Provide the Program as defined in Exhibit A2.

     3.2 Provide additional schedule information to be delivered to HP Information Engineering and updated when Visioneer's software and/or information product development for Ripple schedule changes. The schedule shall identify Information Products milestones, including:

          3.2.1. XXX
          3.2.2. XXX
          3.2.3. XXX
          3.2.4. XXX
          3.2.5. XXX
          3.2.6. XXX

     3.3 Provide an outline and preliminary and final drafts of the XXX version of the XXX in printed and electronic forms, sent to HP Information Engineering at the same time they go to the Visioneer team for review.

     3.4 Review sections of HP-developed documentation that address the Program for verification of content accuracy and completeness. The review shall be completed within one week of the delivery of preliminary and final document drafts to Visioneer.

     3.5 Provide software builds for HP to obtain XXX . These builds will be delivered electronically according to the project schedule beginning with the delivery of the Alpha release of the software.

     3.6 Provide a final version of the XXX resource files, as well as source files and compiled versions of the XXX . These will be delivered to HP electronically according to the project schedule.

4.   LOCALIZATION DEVELOPMENT AND SUPPORT

          Visioneer is to provide an information product plan which includes software XXX glossaries, a detailed outline of the information that will be included in the XXX , and XXX for the Program, and the localization strategy. The document shall also include a section that describes deliverables to HP and any outstanding issues that may impact the scheduled hand-off of these deliverables. The information product plan shall be provided to HP Information Engineering for the Ripple product, and shall be updated as the scope of the product changes.

5.   PROGRAM LOCALIZATION

          Provide Alpha and Beta versions of the XXX software along with release notes. The software will be delivered to HP electronically according to Exhibit A2. Release notes will describe the current state of the software and any known problems.

6.   LOCALIZATION SUPPORT

          Provide written verification and qualification test scripts XXX prior to the final draft of the XXX . Visioneer will also provide full detail of all bug reports logged against the XXX during the software quality assurance verification process.

7.   COMMUNICATION AND PROBLEM SOLVING PROCESS

     7.1 Visioneer and HP teams agree to meet weekly (via conference call or physical visitation) to discuss project status, ensure that issues are resolved and that the project milestones are met.

     7.2 Visioneer and HP will agree on an escalation path for resolution of critical issues that potentially impact product quality and the delivery of products according to the project schedule (see Exhibit
          C). If necessary, the escalation process described in Exhibit D can be invoked.

     7.3  HP shall:

     7.3.1. Provide a project schedule, mutually agreed to by Visioneer and HP that identifies critical hand-off dates: project definition including information product development timelines, preliminary and final documentation draft distribution, XXX source file transfer requirements for beginning the localization process, and final XXX localization file transfer for integration purposes.

     7.3.2. Provide preliminary and final review drafts of HP- developed documentation that address the Program for Visioneer's verification of content accuracy and completeness. Visioneer shall receive draft copies at the same time they are routed to HP project team members, with a one-week review period. HP shall incorporate Visioneer's feedback as appropriate while meeting the goals of the project.

     7.3.3. Assume the responsibility of adapting Visioneer's electronic files to HP's publication tools, as well as adapting publications content to its needs.

     7.3.4. Provide to Visioneer summaries of any usability tests, external beta tests and company champion reviews of localized documents that identify customer information requirements and/or software usability issues. At its discretion, Visioneer may incorporate this information in the design and development of the current PaperPort software and user information products.

7.4. Refer also to the Exhibit C Pre-Release Defect Tracking Process section. If necessary, the escalation process described in Exhibit D can be invoked.

                               EXHIBIT K    NOTICES



NOTICE AND RELATIONSHIP MANAGERS                     HP
                                 LICENSOR


Account Manager                  XXX


XXX Technical Manager            XXX



XXX Technical Manager           XXX
Defects Contact
Support Contact



Notices with respect to the administration of this Agreement shall be addressed to the Manager set forth above with a copy to the attention of the Legal Department at 11413 Chinden Boulevard, Boise, ID 83714-1021.

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY

                      EXHIBIT L1 XXX PAPERPORT XXX PROTOCOL

1.   Purpose

XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY





XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY




XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY




XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY




XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY



XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY




XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY




XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY



XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY



XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY



                      EXHIBIT L2 XXX PAPERPORT XXX PROTOCOL

                    XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY




XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY



XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY



XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY





XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY





XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY





XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY





XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY





XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

VISIONEER INC. CONFIDENTIAL AND PROPRIETARY





XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

                                 EXHIBIT INDEX

Exhibit 10.19+* Software License Agreement dated August 14, 1996 between the Registrant and Hewlett-Packard.

Exhibit 11.1 Statement of Computation of Net Loss per Common Shares and Equivalents

Exhibit 27.1        Financial Data Schedule

----------------
+ Confidential treatment requested.
* To be filed by amendement.