Form 10-Q/A
period 1996-09-30
VISIONEER INC
filed 1996-11-15
CIK 1002517

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

     None

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT NO.                                     DESCRIPTION
    -----------     ----------------------------------------------------------------------------
       10.19+       Software License Agreement dated August 14, 1996 between the Registrant and
                    Hewlett-Packard.
        11.1        Statement of Computation of Net Loss per Common Shares and Equivalents.
        27.1        Financial Data Schedule

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

                                 EXHIBIT INDEX

Exhibit 10.19+ Software License Agreement dated August 14, 1996 between the
               Registrant and Hewlett-Packard.

Exhibit 11.1 Statement of Computation of Net Loss per Common Shares and Equivalents

Exhibit 27.1   Financial Data Schedule
---------

+ Confidential treatment requested.