Form 10-Q/A
period 1996-09-30
VISIONEER INC
filed 1997-02-21
CIK 1002517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-2


[X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         __________.

                                                  COMMISSION FILE NUMBER 0-27038


                                 VISIONEER, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                   94-3156479
         (State or other jurisdiction               (IRS Employer Identification
         of incorporation or organization)          Number)



                               34800 CAMPUS DRIVE
                            FREMONT, CALIFORNIA 94555
              (Address of principal executive offices and zip code)

                                 (510) 608-0300
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         [X] Yes        [_] No

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of October 31, 1996 was 19,182,608.

                  The Undersigned Registrant hereby amends Part II, Item 6 of its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996, as set forth below:


PART II. OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


      EXHIBIT NO.                           DESCRIPTION

         10.19+ Software License Agreement dated August 14, 1996 between the Registrant and Hewlett-Packard.

         11.1(1) Statement of Computation of Net Loss per Common Shares and Equivalents.

         27.1(1)            Financial Data Schedule.



+ An "XXXX" on such exhibit indicates that confidential material has been omitted and filed separately in a Request for Confidential Treatment with the Securities and Exchange Commission.



(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission on November 14, 1996.



         (b)      Reports on Form 8-K

         On October 30, 1996, the Company filed a Form 8-K regarding the adoption of a Preferred Shares Rights Plan and the declaration of a dividend of one preferred share purchase right for each outstanding share of Common Stock held by stockholders of record on November 11, 1996.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Fremont, California on this 21st day of February, 1997.


                                     VISIONEER, INC.



                                     By:  /s/ Geoffrey C. Darby
                                        --------------------------
                                          Geoffrey C. Darby
                                          Vice President of Finance and
                                          Administration and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX


     Exhibit No.



         10.19+ Software License Agreement dated August 14, 1996 between the Registrant and Hewlett Packard.

         11.1(1) Statement of Computation of Net Loss per Common Shares and Equivalents.

         27.1(1)     Financial Data Schedule




+ An "XXXX" on such exhibit indicates that confidential material has been omitted and filed separately in a Request for Confidential Treatment with the Securities and Exchange Commission.



(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission on November 14, 1996.