Form 10-K405
period 1996-12-29
VISIONEER INC
filed 1997-03-27
CIK 1002517

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996       COMMISSION FILE NUMBER 0-27038

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $0.001
                                   par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $11,605,986 as of February 28, 1997, based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of February 28, 1997 was 19,362,598.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the Registrant's definitive proxy statement for its annual meeting of stockholders to be held May 16, 1997.
================================================================================

                                     PART 1

ITEM 1.  BUSINESS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS DOCUMENT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THE RISKS AND UNCERTAINTIES DISCUSSED BELOW.

GENERAL

     Visioneer designs, develops and markets intelligent paper input and management systems and software which facilitate the imaging, manipulation, distribution and storage of paper-based information on personal computers, multi-function-peripherals and digital cameras. The Company's PaperPort products provide an easy-to-use, fast and cost-effective solution for document and image input and management at the desktop. The Company's products leverage peripherals and applications resident on the computer and transform personal computers into multi-function, paper-to-digital information systems for the electronic faxing, filing, editing, printing and sending of paper-based documents via e-mail, on-line information services and the Internet.

     The market for paper input systems, and in particular for the Company's PaperPort products, is relatively new and rapidly evolving. The Company currently derives substantially all of its revenues from its PaperPort products and expects that revenues from these products will continue to account for substantially all of its revenues for the foreseeable future. Broad market acceptance of PaperPort products is critical to the Company's future success. This success will depend in part, on the ability of the Company, its distributors, and OEM partners to convince end users to adopt paper input systems for the desktop, and to educate end users about the benefits of the Company's products. This success will also depend in part on the Company's ability to offer competitive hardware and software features in its PaperPort products, including color scanning capabilities, in a limited period of time. See "-- Competition." The success of the Company's PaperPort products, which primarily are comprised of the PaperPort scanners integrated with PaperPort Software, will also depend in part on the Company's ability to convince developers and manufacturers of complementary third-party software, peripheral and accessory products to make their products PaperPort software compatible by using the PaperPort application programming interface (API) as a software interface for linking, attaching and integrating digitized documents to their software applications and peripherals. See "-- Visioneer Products -- The PaperPort API and Image Exchange Formats." In this regard, the Company seeks to establish the PaperPort API as the industry-accepted software interface for paper input and digitized document management through promotion of its PaperPort API as an open development environment. There can be no assurance that the market for paper input systems will develop, that the Company's products will be widely accepted or will obtain any particular level of market share, that the Company will be able to offer in a timely manner competitive hardware and software features that meet market demand, or that third-party developers and manufacturers will develop PaperPort-compatible applications using the PaperPort API. The failure of any of these events to occur could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7 -- Management's Discussion and Analysis of Results of
Operations -- Overview" and "-- Total Net Revenues."

VISIONEER PRODUCTS

     The Company has pioneered a new category of intelligent paper input systems for use with personal computers. These systems bridge the separation between paper-based and digital information by seamlessly integrating the input, manipulation, management, distribution and storage of paper-based information and images. Visioneer provides an easy-to-use, fast and cost-effective solution for personal document input and management at the desktop, which reduces the need for redundant office equipment. The speed, convenience and advanced software capabilities of the Visioneer solution also create new uses for paper-based documents, such as electronic filing and attaching paper-based documents to e-mail messages.

     The Company's PaperPort products provide a compact, integrated hardware and software solution at the desktop. PaperPort's high-performance scanners intelligently automate the paper input process by performing multiple operating functions without user intervention and provide advantages in scanning speed, image quality and image orientation. PaperPort software provides a user-friendly interface and application-rich environment for performing numerous annotation and image manipulation functions. The Company has established an open development environment and offers direct links to more than 150 popular software applications and peripherals. Visioneer's paper input system leverages peripherals and third-party applications resident on the computer to provide enhanced faxing, electronic filing, business card reading, personal copying, convenient scanning and text editing, and also serves as a means of attaching paper documents to e-mail messages.

  Product Description

     The PaperPort is an integrated hardware and software solution for paper input and digitized document management that is easy to use, fast and cost-effective. The PaperPort Vx and mx are small in size (12" X 2.5" X 3.75") and are designed to operate on the desktop between the keyboard and monitor. The PaperPort ix, a scanning keyboard, is a scanner fully integrated into a keyboard. PaperPorts are designed to handle multiple sizes, shapes and textures of paper, including business cards, newspaper articles, business memos, receipts and photographs, and a broad range of paper types. The Company's current line of PaperPort scanners process up to 8-bit, 400 dpi grayscale images, offering high-quality, high-resolution images.

     Visioneer's PaperPort products incorporate proprietary technology to provide ease of use. Visioneer's AnyPort technology allows users to connect the PaperPort hardware component directly to a serial or parallel port on a Windows-based personal computer, or a serial or SCSI port on a Macintosh-based computer, without the need for add-on hardware cards. Similarly, the PaperPort utilizes Visioneer's Paper-Driven technology to automate the paper input process by simultaneously starting the PaperPort when the user inserts a piece of paper, launching the integrated PaperPort software and digitizing the image for viewing on the computer screen. The PaperPort completes the paper input process at speeds of up to two seconds per page and an average scanning time of six seconds per page.

     PaperPort ix for Windows was introduced in June 1996, and is compatible with Windows 3.1 and Windows 95. The Company's fourth-generation PaperPort product, PaperPort mx, was introduced in January 1997. PaperPort mx for Windows is compatible with Windows 3.1, Windows 95 and Windows NT. PaperPort Vx for Macintosh, introduced in October 1995, is compatible with Macintosh computers with four megabytes of RAM and is accelerated for the PowerPC processor found in advanced Macintosh computers. As of February 15, 1997, PaperPort ix sells for an average retail price of $249, PaperPort mx sells for an average price of $269, and PaperPort Vx for Macintosh, which includes a SCSI adapter for improved performance, sells for an average retail price of $299 in the United States. Prices for the Company's products in international markets vary by country and are generally higher than the average retail price for such products in the United States.

  PaperPort Deluxe

     In November 1996, the Company previewed PaperPort Deluxe Software at Comdex in Las Vegas. PaperPort Deluxe Software offers many new paper management features and is compatible with the Windows 95 and Windows NT operating systems. It communicates with most TWAIN-compliant input devices. PaperPort Deluxe Software turns many scanners, multi-function-peripherals and digital cameras into a versatile solution for sending, filing, copying and finding paper and photographs. Key features not incorporated into prior image-scanning software include SimpleSearch, which enables the user to perform a text search and retrieval on all scanned images; an advanced filing system which allows for color-coded folders and nested folders; and ScanDirect, which enables direct scanning into linked applications. In addition, PaperPort Deluxe Software comes bundled with several software applications, including Visioneer's proprietary FormTyper, which allows for easy filling in of forms on-screen; QuickenExpensAble SE, from Intuit Software, for scanning and organizing receipts within expense reports; Netscape Navigator 2.0.1, for easy Internet access; and Netcentric FaxStorm, for sending scanned documents as e-mail messages via the Internet to be received by traditional fax machines. Single-user PaperPort Deluxe Software and multi-user software volume license agreements targeted at corporate accounts commenced shipping at the end of January 1997. Single-user PaperPort Deluxe Software sell for a suggested retail price of $99 in the United States.

  The PaperPort API and Image Exchange Formats

     The Company seeks to establish the PaperPort API as an industry-accepted software interface for linking, attaching and integrating paper-based documents with complementary third-party software applications, peripherals and accessories. The Company independently develops direct links to software applications in strategic categories, including word processing, e-mailing, electronic faxing, and Optical Character Recognition (OCR) software. In addition, the Company actively licenses the PaperPort API to many software and peripheral companies.

  New Products, Product Upgrades and Extensions

     The Company intends to design and develop products to extend the life and usability of its products for its installed base through the development of software upgrades and add-on accessory products. The Company plans to offer these upgrades to its installed base as well as that of its OEM partners. The Company also plans to incorporate new software features into its PaperPort software and develop links to additional third-party software applications. The Company also plans to expand its product line in 1997 through the development of alternative form factors comprising new hardware shapes and sizes, enhanced imaging capabilities, and other features and functionality. The Company believes that the development of these and other products and features is essential to its success. Accordingly, the Company will continue to make significant investments in the research and development of new products. Such expenses may fluctuate from quarter to quarter depending on a wide range of factors including the status of various development projects.

TECHNOLOGY

     The Company's PaperPort products incorporate a number of advanced technologies designed to simplify the process of installation, paper input, image manipulation, digitized document management and integration with resident applications and peripherals.

     The Company has devoted substantial resources to developing hardware and software technologies to create an easy-to-use, integrated system for individual computer users. The Company's system-design approach has driven the development of several integration, intelligent automation and image manipulation technologies within the software. The "Paper-Driven" technology automates the functions of turning on the system, launching the software and placing the digitized document into the PaperPort application. With each launch, software applications on the hard drive are recognized, and linking icons to applications supported by the PaperPort API are placed on the desktop. In addition, "AutoLaunch" technology allows users to launch with one keystroke digitized documents directly into third-party software applications and peripherals already installed on the user's personal computer. The PaperPort software locates these paper-enabled third-party software applications and peripherals and builds drag and drop buttons for one-button distribution of these digitized documents.

     Using the PaperPort API, developers can create PaperPort links to expedite the intelligent transfer of documents between the PaperPort software and their applications. These functions allow developers to automate certain tasks such as user interface management, file conversion, software initialization, object control and OCR.

MARKETING, SALES AND DISTRIBUTION

     The primary market for the Company's products is comprised of computer users who require access to both paper and electronic information. The SOHO market, which currently represents a significant majority of the Company's branded business, has been targeted in the past by the Company because mobile and home-based professionals require office-like productivity without access to copiers, fax machines and scanners. However, this market has within the last year been increasingly attracted to scanners offering color imaging capability. Because the Company's current products are limited to black and white imaging, the Company began focusing its most recent sales and marketing efforts on the corporate and legal markets. These markets are less sensitive to color, which demand larger storage requirements, and are more interested in business productivity paper management systems.

     The Company has hired a staff of regional marketing managers whose primary objective is to penetrate key corporate accounts. To service these corporate accounts, the Company expanded its corporate reseller channels, authorizing Inacom Corporation and Gateway 2000, Inc. as direct resellers of the PaperPort product line. In 1997, the Company expects to target additional corporate resellers as well as corporate software resellers to sell PaperPort and PaperPort Software. The Company has also made available site licenses for its software.

     The Company builds awareness of its integrated paper input solutions through targeted advertising, aggressive public relations efforts and other marketing activities. The Company believes that its efforts have resulted in increased brand perception of the Visioneer and PaperPort names within its target markets and with selected resellers. The Company also promotes its product line through retail merchandising efforts.

     To date, the Company has derived substantially all of its branded revenues from sales through its independent distributors. Although the Company has established strategic software OEM partnerships, the Company expects that sales through its independent distributors will continue to account for a substantial portion of its revenues for the foreseeable future. The Company currently maintains distribution agreements with Ingram Micro Inc. ("Ingram"), Best Buy Company, Inc. ("Best Buy"), Tech Data Corporation ("Tech Data") and Merisel, Inc. ("Merisel") for distribution of its products in North America. Sales to these independent distributors accounted for 52% of the Company's total net revenues in 1996 in the aggregate, 37%, 6%, 5% and 4%, respectively, as compared to 78% in 1995. The Company believes these percentages may further decrease in the future because of its efforts to expand its software OEM partnerships and its distribution channels domestically and internationally. The Company's agreements with its distributors are not exclusive, and each of the Company's distributors can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's independent distributors will continue to offer the Company's products or that the Company will be able to recruit additional or replacement distributors. The loss of one or more of the Company's major distributors would have a material adverse effect on the Company's business, operating results and financial condition. Many of the Company's distributors offer competitive products. There can be no assurance that the Company's distributors will give priority to the marketing of the Company's products as compared to competitor's products. Any reduction or delay in sales of the Company's products by its distributors would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company grants its distributors price protection and certain rights of return with respect to products purchased by them. The Company accrues for expected returns and anticipated price reductions in amounts that the Company believes are reasonable. However, there can be no assurance that these accruals will be sufficient or that any future returns or price protection charges will not have a material adverse effect on the Company's business and operating results, especially in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of the Company's products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the paper input market could result in significant product returns. These risks are especially true in respect to the Company's ability to successfully manage the introduction of its new products in 1997. In addition, there can be no assurance that new product introductions by competitors or other market factors will not require the Company to reduce prices in a manner or at a time or rate which gives rise to significant price protection charges and which would have a material adverse effect on the Company's operation results. Any product returns or price protection charges in excess of recorded allowances would have a material adverse effect on the Company's business, operating results and financial condition. See "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Net Revenues."

     A key component of the Company's strategy is its expansion into international markets and in particular, into the United Kingdom and Japan. Net revenues from distributors outside North America represented approximately 13% of net revenues in 1996 as compared to 6% in 1995. The Company plans to expand its international sales by establishing a more extensive network of international distributors, entering into agreements with third parties to provide customer service and support internationally, and developing versions of its products suitable to the market requirements, such as different languages, of particular foreign countries. The Company has limited experience in developing international versions of its products and marketing, distributing, servicing and supporting such products. There can be no assurance that the Company will be able to develop new or additional versions of its existing products or successfully market, sell, deliver, service and support its products in international markets. In addition, there are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, import and export duties and restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, uncertainties in connection with collecting accounts receivable, political instability, fluctuations in currency exchange rates, logistical difficulties in managing multinational operations, seasonal reductions in business activity during summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, including the inability of the Company to recover withholding taxes, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

OEM RELATIONSHIPS

     The Company has established a limited number of strategic OEM relationships in order to promote its Visioneer and PaperPort brand names, drive industry standardization and open new markets for its products. In November 1994, the Company entered into its first OEM agreement with Hewlett-Packard, pursuant to which Hewlett-Packard included a version of the PaperPort-branded software as the standard user-interface software for Hewlett-Packard's then current flatbed scanner product line, the ScanJet 4 series, and it is distributing a modified PaperPort product under Hewlett-Packard's brand name, the Hewlett-Packard ScanJet 4s. Pursuant to the agreement, Hewlett-Packard placed purchase orders directly with Flextronics Technologies, Inc. ("Flextronics"). Hewlett-Packard made fixed, per unit royalty payments to Visioneer based on the number of ScanJet 4s products and other ScanJet 4 products bundled with PaperPort software shipped by Flextronics to Hewlett-Packard. To date, sales of the ScanJet 4s have been below the Company's expectations. In addition, in April 1996, the Company was informed by Hewlett-Packard that it did not intend to purchase any additional ScanJet 4s products.

     On August 14, 1996, the Company entered into a new three year agreement with Hewlett-Packard to develop and supply additional software products on a non-exclusive basis to Hewlett-Packard. Under this agreement, Hewlett-Packard was granted the royalty-bearing right to distribute certain versions of the Company's PaperPort software with a variety of scanner products, including existing flatbed scanners and network scanners. Hewlett-Packard is not obligated under the agreement to distribute Visioneer software; however, Hewlett-Packard is required to make certain minimum royalty payments to the Company through the third quarter of 1997. In the fourth quarter of 1996, Hewlett-Packard requested that, beginning in the second half of 1997, the Company include in its OEM software offering many of the same features currently included in the Company's stand-alone product, PaperPort Deluxe Software. However, this is inconsistent with the Company's general strategy of building a strong stand-alone software business, so the Company was unable to comply with Hewlett-Packard's request. Accordingly, Hewlett-Packard has informed the Company that it will work with another company to develop products containing certain of the requested capabilities by the end of 1997. The Company expects that Hewlett-Packard will develop, market and manufacture products, including such new products to be developed by another company, that will compete with the Company's products. Hewlett-Packard also stated that this decision will not impact scanners that Hewlett-Packard already ships or its obligations under the agreement recently signed with the Company, and the Company will continue to supply a version of Limited Edition PaperPort software technology on a non-exclusive basis for Hewlett-Packard scanners under that agreement; however, Hewlett-Packard is not obligated to distribute these products. There can be no assurance that Hewlett-Packard will continue to market and distribute Visioneer software under this agreement.

     In June 1995, the Company entered into an agreement with Compaq pursuant to which the Company and Compaq developed a scanner keyboard, incorporating the Company's technology (the "Compaq Agreement"), which is a Compaq-branded product. Compaq introduced the scanner keyboard as a standard feature on the Compaq Presario 7232 PC in February 1996, and also sells it separately as an option for use with other Compaq PCs or any other industry-standard PC with the minimum hardware requirements. Compaq includes a version of the PaperPort branded software on each personal computer system which it sells with the scanner keyboard or bundled with the scanner keyboard which it sells separately. Pursuant to the Compaq Agreement, the Company was responsible for the cost of development of the scanner keyboard and retained ownership rights to the scanner keyboard. In addition, Compaq places purchase orders on NMB Technologies, Inc. ("NMB") to manufacturer its scanner keyboard, and subsequently makes fixed, per unit royalty payments to Visioneer based on the number of scanner keyboards shipped by Compaq to its customers. The royalty payments vary depending on whether the scanner keyboards are integrated with Compaq's personal computers or sold as an option. To date, sales of the Compaq scanner keyboard products have been below the Company's expectations. In the fourth quarter of 1996, the Company was notified by Compaq of its intention to discontinue production of its scanner keyboard products. In addition, Compaq chose to aggressively lower the price on their scanner keyboard products in the fourth quarter of 1996 in order to sell through its scanner keyboard inventory. As a result of Compaq's pricing strategy and the slow market acceptance of the Company's PaperPort ix scanner, sales of PaperPort ix was adversely effected in the fourth quarter.

     The Company has focused its recent OEM activities on licensing software to companies with whom it does not compete with. On November 1996, the Company and Xerox Corporation ("Xerox") entered into a non-exclusive agreement pursuant to which the Company has agreed to license Xerox the royalty-bearing right to copy and distribute certain versions of Visioneer PaperPort software programs with the Xerox Document Centre System (DCS) product line of digital network fax and copier machines.

     The Company is pursuing and may enter into additional OEM agreements to distribute the Company's hardware and software products. However, there are certain risks associated with such relationships, including whether sufficient priority will be given by such OEM partners to marketing the Company's products and whether such OEM partners will continue to offer the Company's products. Such risks were experienced by the Company during 1996. The Company believes that sales of the Hewlett-Packard ScanJet 4s products and Compaq's scanner keyboards were below expectations because these OEM partners did not concentrate enough sales and marketing effort to build product awareness. The loss of one or more of the Company's OEM partners or the inability of the Company to enter into new OEM partnerships could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview".

RESEARCH AND DEVELOPMENT

     The Company's research and development team is located at the Company's headquarters in Fremont, California, and, as of December 31, 1996, employed 51 full-time and 19 contract software and hardware design engineers, technicians and support staff. The primary activities of these employees during 1996 was the development of PaperPort Deluxe Software, the design and development of new form factors and enhanced imaging capabilities, enhancement of existing products, product testing and technical documentation development.

     A key element of the Company's strategy is to integrate its hardware and software systems and develop an intelligent user interface. To achieve this, software development activities play a significant role in designing a user-friendly interface, incorporating advanced user features and developing an environment which is open to third-party developers. To accomplish this task, approximately 70% of the Company's engineering resources are devoted to software development and design.

     The hardware engineering group includes engineers with significant design experience with ASICs, digital image processing, compression techniques and intelligent hardware-to-software synchronization. Hardware design engineers use a variety of state-of-the-art CAD tools, including high-level design languages such as Verilog, automatic logic synthesis using Synopsys and hardware emulation using Quickturn Design Systems, Inc.'s products.

MANUFACTURING

     As a part of a cost reduction effort, in the latter part of 1996, the Company transitioned the manufacturing of its PaperPort Vx line from Flextronics, its independent contract manufacturer in San Jose, California, to Flextronics' operations in Xi Xiang, China. The Company places purchase orders on Flextronics for finished PaperPort Vx products and relies on Flextronics for materials procurement, assembly, system integration, testing, quality assurance and shipment of product to the Company's distributors. The Company expects that it will continue to rely in the foreseeable future on Flextronics to manufacture at least one of the Company's product lines. As of February 21, 1997, there was no formal manufacturing agreement between Flextronics' operations in Xi Xiang, China and the Company. There can be no assurance that a final agreement can be reached, which may result in interruptions in or discontinuations of production of the Company's product lines.

     In the second quarter of 1996, the Company began procuring its new scanning keyboard, the PaperPort ix, with NMB Technologies, Inc. ("NMB") in Bangkok Thailand, on a purchase order basis. As of February 21, 1997, there was no formal agreement between NMB and the Company. There can be no assurance that a formalized agreement will be reached, which may result in an interruption in or discontinuation of production capacity for the Company's products. In such event, the Company's business, operating results and financial condition may be adversely effected.

     Commencement of production of new or existing products at new or existing facilities involves certain start-up risks, such as those associated with the procurement of materials and training of production personnel, which may result in production delays. In the process of integrating the various hardware and software components and commencing manufacture of PaperPort Vx in China and PaperPort ix in Thailand the Company's subcontractors experienced certain performance and assembly problems, material procurement delays, and various other start-up costs characteristic of the manufacture of new products. In addition, initial production delays caused the Company to incur freight expediting costs for finished goods to its warehouses and customers during the quarter ended December 31, 1996. Although most of these issues have been resolved, the additional costs have negatively impacted the Company's operating results for 1996, and will not allow the Company to recognize any net cost savings from moving the manufacture of PaperPort Vx to China until sometime in the first half of 1997. There can be no assurance that the Company will not experience additional problems or production delays. Any performance problems or production delays could have a material adverse effect on the Company's business, operating results and financial condition.

     Inherent in the electronics business are product returns from distribution. There are primarily two reasons for the return of PaperPort products. The majority of the returns are from end-users who are dissatisfied with the experience of the product and as a result take advantage of the Company's 30 day money back guarantee. A much smaller portion of the returns from distribution are a result of an improperly functioning product. In either case, once the box has been opened, the Company is unable to sell these returned units as new. All returned product need to be screened, retested, and if need be, repaired to original factory new specifications, before they can be sold as factory reconditioned product. The Company has established a reserve to rework this product; however, in the event that the Company's contract manufacturers are unable to process these returned products in a timely manor, the Company may need to increase its reserves to compensate for the diminishing value of the inventory.

     Products as complex as those offered by the Company may contain certain component, ASIC, other hardware, firmware, software or mechanical errors which are detected only after commencement of product shipments. The existence of any such errors could result in decreased shipments of products for an extended period of time which, in turn, could cause the loss of revenues and market acceptance of the Company's products, and the loss of credibility with distributors, OEM partners and end user customers. In addition, such errors could result in additional warranty expense and diversion of engineering and other resources.

     The market for the Company's products is characterized by rapidly changing technology and frequent new product introductions. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. The development of new, technologically-advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products and product enhancements successfully, that any new products or product enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. New product announcements by the Company could cause customers to defer purchasing existing products or cause distributors to claim price protection credits or return such products to the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

     There can be no assurance that current or future independent contract manufacturers will be able to meet the Company's requirements for manufactured products. Any inability to increase manufacturing capacity as required could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the manufacture of the Company's products currently represents and is expected to continue to represent a relatively small percentage of total revenues of Flextronics and NMB, which may limit the Company's ability to influence such manufacturing operations. In addition, the current purchase order arrangements with Flextronics and NMB would allow these contract manufacturers to terminate the arrangements by not accepting the Company's purchase orders. The unanticipated loss of any of the Company's contract manufacturers could cause delays in the Company's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company is continually exploring alternative manufacturing sources, including potential sources for new products. However, there can be no assurance that such alternative sources can be successfully developed.

     The Company's manufacturing policies are designed to respond to rapid changes in customer demand, but may in certain instances result in excess or insufficient inventory, or inappropriate mix of component inventory, if orders do not match forecasts. To the extent the Company has excess inventories, the Company may experience inventory write-downs or may have to lower prices of its products which would result in substantial price protection charges and a negative impact on gross margins. To the extent the Company has insufficient inventory, the Company may be materially adversely impacted by the loss of one or more of the Company's distribution and reseller relationships and the inability of the Company to obtain market acceptance of its products or other circumstances.

     Certain key components used in the manufacture of the Company's products are currently purchased by the Company or its contract manufacturer from single or limited sources that specialize in such components. At present, single-sourced components include the Company's ASIC, certain other integrated circuits and components, printed circuit boards, mechanical assemblies, such as the contact image sensor array (CIS), custom-molded plastics, power supplies and cables. Lead times for materials and components ordered by the Company or its contract manufacturers vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. The Company uses a rolling 180-day forecast based on anticipated orders from its distributors to determine its finished goods inventory and manufacturing requirements, and the level of safety stock of key long lead time components. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components. To the extent the Company has excess inventory of components, the Company's results of operations may be adversely impacted. In this regard, the Company took charges to write-down excess inventories associated with the Company's lower than expected PaperPort ix sales and product transitions. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Total Cost of Revenues." In addition, certain electronic components in general are currently in short supply.

Although the Company believes that it will be able to secure additional or replacement production capacity for specialized components, such capacity may not be available at acceptable prices in a timely manner. Any shortages or interruptions in the supply of any of the components used in the Company's products, or the inability of the Company to procure these components from alternate sources at acceptable prices in a timely manner, would have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

     The market for paper input systems is new, intensely competitive and rapidly evolving. The Company believes that this market is characterized by a limited period of time during which the Company must be able to provide product features that meet customer needs at appropriate price levels. If the Company is unable to provide such products during this limited period of time, it may not remain competitive with others over the long term. The Company expects that competition will continue to be intense and may increase from a variety of sources. The Company's current competitors include manufacturers of scanners and multi-function peripheral devices and developers of digital image processing software. Scanner manufacturers include Brother, Epson, Fujitsu, Hewlett-Packard, Logitech, Microtek, Plustek and Umax, many of which have recently introduced products comprised of a hardware component bundled with a software interface which compete with the PaperPort. Certain of these manufacturers offer products at retail prices that are lower than the current retail price of PaperPort Vx and ix, and some of these products incorporate hardware and software features, such as color imaging capabilities, which are not available with PaperPort Vx and ix. Certain of these features and product pricing may be important to meeting market demand and may give the manufacturer of such products a competitive edge. To the extent the Company is unable to offer products with such features on a timely basis at appropriate prices, the Company's products will not achieve market acceptance. In addition, multi-function peripheral device manufacturers such as Brother, Canon, Hewlett-Packard and Xerox have introduced group-use peripherals and digital image processing products, some with software interfaces, providing copying, printing and scanning and such manufacturers may in the future offer paper input systems which more directly compete with those of the Company. Finally, a number of software providers including Caere, Delrina, Documagix and Filenet offer document management and image processing capabilities in their products. These companies may in the future compete with the Company by developing advanced software capabilities to be offered in a bundled hardware and software solution. Furthermore, the Company's OEM partners may in the future develop products which compete with those of the Company and may, in turn, terminate their relationships with the Company. In addition, the Company expects that because of the lack of significant barriers to entry into the paper input systems market, new competitors may enter the market in the future.

     Many of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. As a result, these competitors may be able to respond more effectively to new or emerging technologies and changes in customer requirements, withstand significant price decreases or devote greater resources to the development, promotion, sale and support of their products than the Company. Consequently, the Company expects to continue to experience increased competition, which could result in significant price reductions, decreased gross margins, loss of market share and lack of acceptance of the Company's products. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

PROPRIETARY TECHNOLOGY

     The Company's future success depends in part upon its proprietary technology. The Company is subject to the risk of alleged infringement of intellectual property rights of others. In this regard, the Company has obtained licenses to certain user interface patents held by Wang Corporation and a compression/decompression patent held by Unisys Corporation which relate to the Company's technology. With regard to such patents, the Company approached the licensors and after discussions, entered into technology license agreements to use such patents. In connection with the technology license agreement for the user interface patents, the Company issued shares of its Preferred Stock and warrants to purchase Preferred Stock to Wang Corporation.

     On November 1, 1996, Millennium, L.P. ("Millennium"), a Cayman Island limited partnership, filed an infringement action against Compaq alleging that Compaq's scanner keyboard system, which utilizes certain technology that is licensed from the Company, and used in its products, infringes certain patent claims. The Company has acknowledged that it will indemnify Compaq with respect to the claims that Millennium has asserted against Compaq to the extent required by the Company's OEM agreement with Compaq. The Company intends to defend against these claims vigorously. However, if the Company is unsuccessful in this matter, it could have a significant material adverse effect on the Company's business, operating results and financial condition. The Company is not aware of any other pending or threatened infringement claims with respect to the Company's current or future products. However, the outcome of the Millennium lawsuit cannot be accurately predicted and there can be no assurance that other parties will not assert such claims or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

     The Company also relies on certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions and software which is bundled with the Company's software to provide additional functionality, such as Textbridge, OCR software from Xerox. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments until equivalent technology is identified, licensed and integrated or bundled. Any such delays or reductions in product shipments would materially adversely affect the Company's business, operating results and financial condition.

     The Company generally enters into confidentiality or license agreements with its employees, consultants and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. To license its products, the Company primarily relies on "shrink wrap" licenses that are not signed by the end user customer and, therefore, may not be enforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the Company will be able to protect its technology, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to that of the Company. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Furthermore, litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

     As of December 31, 1996, the Company held three patents and had five pending U.S. patent applications. The Company has filed counterpart applications in several European countries, Canada, Japan and Australia. The Company intends to file additional U.S. and foreign patent applications in the future. There can be no assurance that patents will issue from any application filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work.

     On September 26, 1996, the Company granted Storm Technology, Inc. (Storm) a non-exclusive, non-transferable, world-wide, royalty bearing license under certain Visioneer Patents to make or have made on its behalf, use and sell licensed products. A one time, non-refundable payment was made to the Company covering all products distributed by or on behalf of Storm or its OEM partners prior to September 26, 1996.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 124 full-time salaried employees, 51 of which were in research and development, 52 of which were engaged in sales, marketing, customer support and operations and 21 of which were in administration and finance. The Company's future success depends in a significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers its relations with its employees to be good.

     The Company has recently experienced rapid expansion, which has placed and, if such expansion continues, would continue to place, a significant strain on its managerial, operational and financial resources and increased demands on its systems and controls. This expansion has resulted in a continuing increase in the level of responsibility for management personnel and in the hiring of senior management personnel. The Company anticipates its need to hire additional employees in the near future. There can be no assurance that the Company will be successful in hiring, integrating or retaining such personnel. The Company intends to expand its internal maintenance and support organization and contract manufacturing capacity in 1997. Any inability of the Company to hire and integrate necessary personnel, or increase manufacturing capacity as required could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2.  PROPERTIES

     The Company leases its principal facility, which contains approximately 41,000 square feet of office space, in Fremont, California. This facility is leased through July 2001, and the Company has an option to extend this lease for an additional four-year term. The Company believes that its existing facilities are adequate to meet its current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

     Other than the infringement action filed by Millennium mentioned below, there are no other material pending legal proceedings to which the Registrant is a party or of which any of its properties is the subject.

     On November 1, 1996, Millennium, L.P. ("Millennium"), a Cayman Island limited partnership, filed an infringement action against Compaq alleging that Compaq's scanner keyboard system, which utilizes certain technology that is licensed from the Company, and used in its products, infringes certain patent claims. The Company has acknowledged that it will indemnify Compaq with respect to the claims that Millennium has asserted against Compaq to the extent required by the Company's OEM agreement with Compaq. The Company intends to defend against these claims vigorously. However, if the Company is unsuccessful in this matter, it could have a significant material adverse effect on the Company's business, operating results and financial condition. The Company is not aware of any other pending or threatened infringement claims with respect to the Company's current or future products. However, the outcome of the Millennium lawsuit cannot be accurately predicted and there can be no assurance that other parties will not assert such claims or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The Company's Common Stock commenced trading on the Nasdaq National Market on December 11, 1995 and is traded under the symbol "VSNR." The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported on the Nasdaq National Market.

                                                                             HIGH       LOW
                                                                             ----       ----
    FISCAL 1995:
      4th quarter (commencing December 11, 1995)...........................   23        12

    FISCAL 1996:
      1st quarter..........................................................   22        14 1/4
      2nd quarter..........................................................   15         9 1/2
      3rd quarter..........................................................
                                                                               9 7/8     5 1/2
      4th quarter..........................................................    7         4 7/8

HOLDERS OF RECORD

     As of February 28, 1997, there were approximately 358 holders of record of the Common Stock.

DIVIDENDS

     To date, the Company has not paid any cash dividends on shares of its Common Stock. The Company presently intends to retain all future earnings for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information contained in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Financial Statements contained in Item 8 of this report.

                                                                                        PERIOD FROM
                                              YEAR ENDED DECEMBER 31,                    INCEPTION
                                   ----------------------------------------------     (MAR. 10, 1992)
                                     1996         1995         1994        1993       TO DEC. 31, 1992
                                   --------     --------     --------     -------     ----------------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA(1):
  Product revenues...............  $ 44,233     $ 34,734     $  3,903     $    --         $     --
  Royalty revenues...............    11,848        2,605           --          --               --
                                   --------     --------     --------     -------           ------
          Total net revenues.....    56,081       37,339        3,903          --               --
Cost of revenues:
  Cost of product revenues.......    42,164       25,664        4,481          --               --
  Cost of royalty revenues.......     3,303        1,274           --          --               --
                                   --------     --------     --------     -------           ------
          Total cost of
            revenues.............    45,467       26,938        4,481          --               --
                                   --------     --------     --------     -------           ------
Gross profit (loss)..............    10,614       10,401         (578)         --               --
                                   --------     --------     --------     -------           ------
Operating expenses:
  Research and development.......    10,938        8,975        4,532       3,739               84
  Selling, general and
     administrative..............    26,342       11,805        6,482       1,808              283
  Non-recurring item(2)..........        --        1,600           --          --               --
                                   --------     --------     --------     -------           ------
          Total operating
            expenses.............    37,280       22,380       11,014       5,547              367
                                   --------     --------     --------     -------           ------
Operating loss...................   (26,666)     (11,979)     (11,592)     (5,547)            (367)
Net interest income..............     2,274          426          137         114                2
                                   --------     --------     --------     -------           ------
Net loss.........................  $(24,392)    $(11,553)    $(11,455)    $(5,433)        $   (365)
                                   ========     ========     ========     =======           ======
Net loss per share...............  $  (1.28)
                                   ========
Unaudited pro forma net loss per
  share(3).......................               $  (0.74)
                                                ========
Common and common equivalent
  shares used in per share
  computation(3).................    19,088       15,644
                                   ========     ========

                                                              DECEMBER 31,
                                   -------------------------------------------------------------------
                                     1996         1995         1994        1993             1992
                                   --------     --------     --------     -------     ----------------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA(1):
  Cash, cash equivalents and
     short-term investments......  $ 31,200     $ 46,166     $  4,032     $ 3,086         $  5,273
  Working capital (deficit)......    28,807       46,677        3,376        (441)           5,252
  Total assets...................    51,785       65,793        7,378       3,589            5,288
  Capital lease obligations, less
     current portion.............        --           --          248          --               --
  Total stockholders' equity
     (deficit)...................  $ 33,193     $ 49,860     $  4,053     $    (8)        $  5,262

---------------
(1) See Note 1 of Notes to Financial Statements for an explanation of the Company's fiscal year ends.

(2) See Note 8 in Notes to Financial Statements.

(3) See Note 1 of Notes to Financial Statements for an explanation of the determination of the number of shares used to compute net loss and pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS DOCUMENT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE CERTAIN RISK AND UNCERTAINTIES, INCLUDING THE RISKS AND UNCERTAINTIES DISCUSSED BELOW.

OVERVIEW

     Visioneer designs, develops and markets intelligent paper input systems and image management software. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The success of the Company will depend on its ability to improve its gross margins and generate sales of PaperPort products significantly in excess of sales during 1996, which in turn will depend in part on the ability of the Company and its distributors and OEM partners to convince end users to adopt paper input systems for the desktop and to educate end users about the benefits of the Company's products. There can be no assurance that the market for paper input systems will develop or that the Company will achieve market acceptance of its products. The Company has incurred annual net losses since inception. There can be no assurance that the Company will be able to attain profitability during any particular period or in the near future. As of December 31, 1996, the Company had an accumulated deficit of $53.2 million. Although the Company has experienced revenue growth during several quarters, the growth rates have neither been consistent nor sustainable and are not indicative of future operating results.

     The Company was founded in March 1992 and commenced shipment of its initial PaperPort product for Windows in the first quarter of 1994. The Company subsequently introduced a Macintosh version of its PaperPort product in November 1994 and an enhanced version of its PaperPort for Windows in February 1995. In October 1995, the Company introduced PaperPort Vx for Windows and Macintosh, which incorporate enhanced features and functionality. In June 1996, the Company introduced PaperPort ix for Windows, an integrated scanner keyboard, and in November 1996, the Company announced its first major stand-alone software product, PaperPort Deluxe.

     In 1995, a key component of the Company's business strategy was to establish strategic relationships with OEM partners, provide and license them with integrated hardware and software PaperPort solutions, and license them PaperPort software to be used on their hardware. In this regard, the Company established an OEM agreement with Hewlett-Packard pursuant to which Hewlett-Packard used a version of the PaperPort-branded software as the standard user-interface software for Hewlett-Packard's current scanner product line, the ScanJet 4 series, and distributed a modified PaperPort product under Hewlett-Packard's brand name, the ScanJet 4s, which commenced in the fourth quarter of 1995. Under the Hewlett-Packard Agreement, Hewlett-Packard made fixed, per-unit royalty payments to Visioneer and was not required to make any minimum payments. In addition, the Company entered into an OEM agreement with Compaq pursuant to which the Company and Compaq have developed a scanner keyboard, incorporating the Company's technology, which is a Compaq-branded product. Compaq offers the scanner keyboard as a standard feature on some of its personal computer system lines, and also sells the scanner keyboard separately as an option for use with other Compaq PCs or any other industry-standard PC with minimum hardware requirements. Compaq included a version of the PaperPort-branded software on each personal computer system which it sells with the scanner keyboard or bundled with the scanner keyboard which it sells separately. To date, neither of the Company's OEM relationships has achieved the Company's expectations. In addition, both Hewlett-Packard, in April 1996, and Compaq, in the fourth quarter of 1996, have informed the Company that they no longer intended to take any additional deliveries of the ScanJet 4s product and the Compaq scanner keyboard product, respectively. To date, revenues from these OEM partnerships have been significantly lower than original projections. The Company believes neither Hewlett-Packard nor Compaq made significant sales and marketing investments to promote their products, and was a major reason why the market for its PaperPort products did not grow as quickly as the Company had planned.

     On August 14, 1996, the Company entered into a new three year agreement with Hewlett-Packard to develop and supply additional software products on a non-exclusive basis to Hewlett-Packard. Under this agreement, Hewlett-Packard was granted the royalty-bearing right to distribute certain versions of the

Company's PaperPort software with a variety of scanner products, including existing flatbed scanners and network scanners. Hewlett-Packard is not obligated under the agreement to distribute Visioneer software; however, Hewlett-Packard is required to make certain minimum royalty payments to the Company through the third quarter of 1997. In the fourth quarter of 1996, Hewlett-Packard requested that, beginning in the second half of 1997, the Company include in its OEM software offering many of the same features currently included in the Company's stand-alone product, PaperPort Deluxe Software. However, this is inconsistent with the Company's general strategy of building a strong stand-alone software business, so the Company was unable to comply with Hewlett-Packard's request. Accordingly, Hewlett-Packard has informed the Company that it will work with another company to develop new products containing certain of the requested capabilities by the end of 1997. The Company expects that Hewlett-Packard will develop, market and manufacture products including such new products to be developed by another company, that will compete with the Company's products. Hewlett-Packard also stated that this decision will not impact scanners that Hewlett-Packard already ships or its obligations under the agreement recently signed with the Company, and the Company will continue to supply a version of Limited Edition PaperPort software technology on a non-exclusive basis for Hewlett-Packard scanners under that agreement; however, Hewlett-Packard is not obligated to distribute these products. There can be no assurance that Hewlett-Packard will continue to market and distribute Visioneer software under this agreement.

     In April 1996, the Company announced a change in strategy away from dependence on OEM relationships, and its intent to use its own resources to promote market demand, to build a premier brand name and become the brand name leader in the market for paper input systems. Although OEM revenues were significantly lower than the Company's expectations, the Company made the decision not to scale back its operations proportionately, but rather, the Company chose to refocus its energy and commit additional resources to its sales and marketing effort, even in the face of continuing short-term operating losses. There can be no assurance that the Company's new strategy will be successful. If the Company is not able to build market demand and its brand recognition, the Company's business, operating results and financial condition will be adversely effected.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of total net revenues, certain selected financial data for each of the three years in the period ended December 31, 1996:

                                                                      YEAR ENDED DECEMBER 31,
                                                                     --------------------------
                                                                     1996      1995       1994
                                                                     -----     -----     ------
Revenues:
  Product revenues.................................................   78.9%     93.0%     100.0%
  Royalty revenues.................................................   21.1%      7.0%       0.0%
                                                                     -----     -----      -----
          Total net revenues.......................................  100.0%    100.0%     100.0%
Cost of revenues:
  Cost of product revenues.........................................   75.2%     68.7%     114.8%
  Cost of royalty revenues.........................................    5.9%      3.4%       0.0%
                                                                     -----     -----      -----
          Total cost of revenues...................................   81.1%     72.1%     114.8%
                                                                     -----     -----      -----
Gross profit (loss)................................................   18.9%     27.9%     -14.8%
                                                                     -----     -----      -----
Operating expenses:
  Research and development.........................................   19.5%     24.0%     116.1%
  Selling, general and administrative..............................   47.0%     31.6%     166.1%
  Non-recurring item (Note 8)......................................    0.0%      4.3%       0.0%
                                                                     -----     -----      -----
          Total operating expenses.................................   66.5%     59.9%     282.2%
                                                                     -----     -----      -----
Operating loss.....................................................  (47.5%)   (32.1%)   (297.0%)
Interest income....................................................    4.2%      1.4%       7.6%
Interest expense...................................................   (0.1%)    (0.3%)     (4.1%)
                                                                     -----     -----      -----
Net loss...........................................................  (43.5%)   (30.9%)   (293.5%)
                                                                     =====     =====      =====

  Total Net Revenues

     The Company derives its revenue from two sources, the sale of PaperPort products and royalties earned pursuant to arrangements with certain OEM customers. To date, over 85% of the Company's product revenues have been derived from sales of its PaperPort products to independent distributors in North America and, to a lesser extent, in Europe and the Asia-Pacific region. Revenues from all sales to distributors and authorized resellers are subject to agreements allowing price protection and certain rights of return. Under the price protection rights granted by the Company, if the Company lowers its selling price it is then obligated to issue credit to its distributors and resellers equal to the difference between the new selling price and the price paid for all unsold inventory held by the distributor and reseller. Accordingly, reserves for estimated future returns, exchanges and price protection are provided upon revenue recognition.

     In 1995, in accordance with the terms of the Hewlett-Packard Agreement, the Company recognized royalty revenues on the Hewlett-Packard ScanJet 4s products upon Hewlett-Packard's shipment of such products to its distributors. Effective January 1, 1996, under a revised agreement with Hewlett-Packard, the Company earned royalties when ScanJet 4s products were shipped to Hewlett-Packard by Flextronics, one of the Company's independent contract manufacturers. In addition, any unrecognized royalty revenues from products shipped to Hewlett-Packard by Flextronics in 1995 were considered earned and was recognized in the first quarter of 1996. This royalty revenue adjustment amounted to $2.6 million.

     Total net revenues increased 50% to $56.1 million in 1996 from $37.3 million in 1995. The increase was attributable to several factors; the market's increasing acceptance of the Company's solutions for paper management systems, new product introductions by the Company and increased royalty revenues from its OEM partners. 1996 marked the addition of Compaq as an OEM partner, and the introduction of PaperPort ix, the scanning keyboard product. Increased product sales and increased royalty revenues contributed nearly equally to the $18.7 million increase in total net revenues that the Company experienced from 1995 to 1996.

Total net revenues increased 857% in 1995 from $3.9 million in 1994. The increase was primarily attributable to sales of the second generation of PaperPort for Windows, the introduction and sales of the initial version of PaperPort for Macintosh, and the introduction of PaperPort Vx in the fourth quarter for both Windows and Macintosh platforms. The Company's ability to grow its revenues will partially depend upon its ability to attain wider market acceptance for its current products, and its ability to introduce new products with enhanced end-user features on a timely basis. In light of Hewlett-Packard's and Compaq's decisions to discontinue their orders for the ScanJet 4s and scanner keyboard products and the low market acceptance of the Company's PaperPort ix product, the Company believes that its rate of revenue growth in 1997 over 1996 as compared to 1996 over 1995 may not be sustainable and is not indicative of future operating results.

     The Company's largest distributors of its products in 1996 were Ingram, Best Buy, Tech Data and Merisel. Sales to these independent distributors, in the aggregate, accounted for approximately 52% and 78% of the Company's total net revenues in 1996 and 1995, respectively. Sales to Ingram accounted for approximately 37% of the Company's total net revenues in 1996 and 62% in 1995; Best Buy was a new distributor for the Company in 1996 and accounted for approximately 6% of the Company's total net revenues; sales to Tech Data accounted for approximately 5% and 6% of the Company's total net revenues in 1996 and 1995, respectively and sales to Merisel accounted for approximately 4% and 10% of the Company's total net revenues in 1996 and 1995, respectively. During 1996, the Company's dependence on any single distributor decreased, and is expected to decrease in 1997, as the Company actively pursues its strategy to increase and diversify its distribution channels throughout the world.

     Total net revenues from independent distributors outside North America, primarily in Europe and the Asia-Pacific region, were approximately 13% of total net revenues in 1996 as compared to 6% in 1995. Total net revenues from international sales increased to $7.1 million in 1996 from $2.0 million in 1995. Sales to Japan commenced at the end of the second quarter in 1996 with the introduction of localized versions of PaperPort Vx for both Windows and Macintosh platforms. Sales to Japan for 1996 surpassed sales to any other foreign country. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, import and export duties and restrictions, fluctuations in currency exchange rates, and the logistical difficulties of managing multinational operations, any of which could adversely impact the success of the Company's international operations. See "Item
1 -- Business -- Sales, Marketing and Distribution." The growth of the Company's international business will depend, in part, on the Company's ability to increase awareness of the Company's products in international markets.

     The introduction of major new products and enhancements of existing products, such as PaperPort mx and PaperPort Deluxe, is expected to have a significant impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of any new product may increase in the first few months following introduction due to the purchase of initial inventory by the Company's distribution channel. Thereafter, revenues may decline or stabilize until the end of a product life cycle, at which time revenues are likely to decline significantly. Many competitors entered the market in 1996 and although they helped to establish market demand for paper input products, they also applied pricing pressures to which the Company responded. In addition, the Company must successfully manage its transition to promoting and manufacturing new products and new versions of existing products. At the end of a product life cycle the Company may experience higher rates of return on its older products and may be required to lower the prices of such products, which would result in increased price protection charges. This could have a material adverse impact on the Company's total net revenues and operating results. Although the Company has sought to mitigate the effect of such transition by controlling inventory levels of its distributors, channel inventory levels are very difficult to quantify accurately, and the Company may experience higher than normal rates of return on its older version products and may incur significant price protection charges in connection with its planned release of new PaperPort products and price reductions in 1997. In this regard, receivable allowances increased from $2.5 million at December 31, 1995 to $3.9 million at December 31, 1996. Due to the inherent uncertainties of product development and new product introductions, the Company cannot accurately predict the exact quarter in which a new product or version will be ready to ship. Any delay in the scheduled release of major new products would have a material adverse impact on the Company's total net revenues and operating results.

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

     Revenues and operating results in any quarter depend, to a large extent, on the volume, timing and ability to fulfill customer orders, the receipt of which is difficult to forecast. A significant portion of the Company's operating expenses is relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust operating expenses to compensate for such shortfall. Accordingly, any significant shortfall in revenues relative to the Company's expectations would have an immediate material adverse impact on the Company's business, operating results and financial condition. The Company may also be required to reduce prices in response to competition or to increase its spending to pursue new product or market opportunities. In this regard, the Company reduced the retail price on its PaperPort Vx Windows products from $299 to $249 and PaperPort ix from $349 to $249 on February 1, 1997. In the event of significant additional price competition in the market for the Company's products, which is anticipated, the Company will be required to decrease costs at least proportionately and the Company will be at a significant disadvantage with respect to its competitors that have substantially greater resources. Such competitors may more readily withstand an extended period of downward pricing pressure. In such event, the Company will also incur price protection charges from its distributors. Any price protection charges in excess of recorded allowances would have a material adverse effect on the Company's business, operating results and financial condition. The Company realizes substantially more revenue from the sale of PaperPort branded products, 79% in 1996, than from its royalty arrangements, 21% in 1996. However, the effect on gross profit and net income from any shifts in product mix is uncertain and depends on the Company's ability to control its costs.

     Due to all of the foregoing factors, it is likely that at some point in the future the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies participating in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

  Total Cost of Revenues

     Total cost of revenues consists primarily of the costs associated with the purchase of PaperPort products from Flextronics and NMB, the Company's primary contract manufacturers, and related costs of freight, inventory rework, inventory obsolescence and warranty. The Company's PaperPort hardware products are currently manufactured, assembled and tested by these two contract manufacturers, under a cost-plus arrangement. In 1996, PaperPort Vx was manufactured by Flextronics, and the Company's scanning keyboard, PaperPort ix, was manufactured by NMB. The contract manufacturers purchase most of the required manufacturing components, with the exception of certain long lead-time key components, certain integrated application software which the Company purchases or licenses from third-party vendors and certain components which the contract manufacturers have difficulty procuring. Such components are purchased by the Company, and either consigned or resold to its contract manufacturers. See "Item 1 -- Business -- Manufacturing."

     Total cost of revenues as a percentage of total net revenues was 81% in 1996 as compared to 72% in 1995. The increase was primarily a result of charges taken in the fourth quarter of 1996 for write-offs relating to excess and obsolete inventory and adverse purchase commitments for components and expediting charges relating to the transition of manufacturing PaperPort products from Flextronics, California, to Flextronics, Xi Xiang, China. A substantial portion of the total manufacturing cost of the PaperPort is represented by various components, particularly PCBAs, a contact image sensor array and the Company's ASIC. Prices and availability of these components can fluctuate significantly. Because the market for paper input systems and, in particular, the Company's products, is new and rapidly evolving, the Company's ability to forecast its demand for key components was and still is limited. At the beginning of 1996, in conjunction with the Company's sales forecasts, which were partially influenced by the sales forecasts from its OEM partners, the Company placed purchase orders with its contract manufacturers for PaperPort products and made purchase commitments to vendors for certain key long lead time components in order to safe guard future product availability. Later, in April, the Company was notified by Hewlett-Packard that it did not intend to accept any further shipments of the ScanJet 4s product. In the fourth quarter of 1996, the Company was also notified by Compaq that it was discontinuing its scanner keyboard products. In addition, sales to date of the Company's PaperPort ix have been below original expectations. As a consequence, based on the Company's inventory levels on certain scanners and components, and certain adverse purchase commitments for long lead time components at December 31, 1996, the Company booked approximately $5.0 million of inventory related reserves in the quarter ended December 31, 1996.

     Total cost of revenues as a percentage of total net revenues decreased to 72% in 1995 as compared to 115% in 1994. This improvement resulted primarily from fixed costs spread over increased unit shipments, cost reduction programs, other cost efficiencies associated with higher volume production, and the commencement of higher margin royalty revenue earned from the Hewlett-Packard OEM agreement in the fourth quarter of 1995.

     During the latter half of the year, as part of a cost reduction effort, the Company transitioned its contract manufacturing operations for PaperPort Vx and mx from Flextronics, San Jose, California, to Flextronics, Xi Xiang, China. As is typical with any ramp-up of production at a new factory, there were certain delays in production and initial costs incurred, such as those associated with the procurement of materials, training of production personnel and start-up performance and assembly problems. Due to delays in production, the Company incurred additional expense to expedite the delivery of PaperPort Vx inventory in the quarter ended December 31, 1996. Although many of these problems have been solved, the costs associated with them were in excess of expectations and negatively impacted gross profit for 1996. There can be no assurance that the Company will resolve all of the remainder of its start-up problems and not experience additional problems or production delays in 1997 as it continues to manufacture its existing products and starts production of new products. Although the Company will pursue cost-reduction efforts in the future, no assurance can be given that the Company's efforts to reduce product unit costs will be successful.

     Due to variations in product mix, pricing actions, and manufacturing related costs associated with product transitions the Company anticipates quarterly fluctuations in its cost of revenue levels in 1997. The Company's strategy is designed however, to increase its market share and expand its presence in the price sensitive consumer market place. This strategy, along with the expectation of continued aggressive pricing environment and product transitions, will continue to put pressure on the Company's cost of revenues and gross margins.

     The computer and peripherals industry has been characterized by ongoing rapid price erosion and resulting pressure on gross margins. For example, in connection with the Company's introduction of the PaperPort mx, the Company lowered the price of its existing PaperPort products, and this adversely impacted the Company's gross profit for such products shipped in the quarter ended December 31, 1996. The Company booked reserves to cover price protection rights that it gives to its distributors. Subsequently, the Company lowered the prices of PaperPort Vx and ix effective February 1, 1997. The Company expects that, based on historical trends in the computer and peripherals industry and, in particular, based on the Company's recent observations and experiences in the paper input systems market, prices will continue to decline in the future and competitors will offer products which meet or exceed performance and capabilities of the Company's products. The Company intends to introduce new hardware designs, software upgrades, accessory products and new software features, in part, to respond to anticipated competitive price pressures and new product introductions. If prices fall faster than expected by the Company, or if the Company reduces its prices in order to become or remain competitive or for any other reason, the Company may be unable to respond with significant cost reductions, and its gross profit could be materially adversely affected. In addition, the Company's gross profit will depend in part on other factors outside of the Company's control, including the availability and prices of key components, the success of the Company's product transition, competition, the timing and amount of royalties received under its OEM arrangements and general economic conditions. Fluctuations in gross profit could have a material adverse effect on the Company's financial condition and operating results.

     Essentially all of the Company's hardware manufacturing is concentrated in the Far East, with Flextronics, China, and NMB, Thailand. Although this manufacturing strategy has been adopted to help reduce product costs in the future, the Company is exposed to certain economic and political risks associated with doing business in this region. Changes in the economic and political climates in the Far East may have a material adverse affect on the financial condition and results of operations of the Company.

  Research and Development Expenses

     Research and development expenses consist principally of personnel costs, costs of contractors and outside consultants, supplies and material expenses, equipment depreciation and overhead costs relating to occupancy.

     Research and development expenses increased 22% in absolute dollars to $10.9 million in 1996 from $9.0 million in 1995, while declining as a percentage of total net revenues to 20% from 24%. The increase in spending was primarily due to the hiring of additional consultants for product development. At December 31, 1996, the Company employed 51 employees and 19 consultants in research and development compared to 51 employees and 9 consultants at December 31, 1995. Research and development expenses increased 98% in absolute dollars in 1995 from 1994, while declining sharply as a percentage of net revenues in 1995 as compared to 1994. As in 1996, the increase in spending was primarily due to the hiring of additional engineers and consultants for product development. The Company believes that the development of new products and the enhancement of existing products is essential to its success. Accordingly, the Company will continue to invest in research and development activities. However, such expenses may fluctuate from quarter to quarter depending on a wide range of factors including the status of various development projects. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include advertising, commissions to manufacturers' representative organizations (MROs), trade shows and other marketing and promotional expenses.

     Selling, general and administrative expenses increased 123% in absolute dollars to $26.3 million in 1996 from $11.8 million in 1995. As a percentage of total net revenues, selling, general and administrative expense increased to 47% from 32%. The increase in spending was primarily attributed to three major factors. First, the Company substantially increased its sales and marketing efforts to create and expand overall market demand and build the Company's brand name and product awareness. In this regard, sales and marketing expenses increased over 100% from 1996 as compared to 1995. Second, customer support costs increased significantly as a natural consequence of increased sales, increased installed base, and expansion of distribution to international channels. Finally, an increase in general administration expenses, including employees and expenses, were required to support the Company's growing operations. Selling, general and administrative expenses increased 82% in absolute dollars in 1995 from 1994, while declining significantly as a percentage of total net revenues. As the Company experienced tremendous growth in 1995, it was necessary to expand its infrastructure, including additional employees and computer equipment and software systems. In addition, higher advertising and other sales and marketing costs were incurred in connection with product introductions and increased sales. The Company anticipates that these expenses will continue to increase in absolute terms for the foreseeable future as the Company expands its selling, marketing and administrative functions, including costs associated with being a public company. Such expenses may, however, fluctuate from quarter to quarter depending on a variety of factors, including the timing of the introduction of any new products, expansion of the Company's distribution channels, general advertising not related to product introductions and expansion into international markets.

  Non-Recurring Item

     The non-recurring item in 1995 represents amounts paid to Wang Laboratories Corporation ("Wang") in connection with the settlement of a patent matter.

  Other Income, Net

     Other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Other income, net, was $2.3 million for the year ended December 31, 1996, and $426,000 for the year ended December 31, 1995. The overall increase was primarily the result of an increase in interest income from increased cash equivalents and short-term investments made with the application of proceeds from the Company's initial public offering in 1995 and the subsequent exercise by the underwriters of the over-allotment in January 1996. For the year ended December 31, 1994, other income, net was $137,000. The increase of $289,000 from 1994 to 1995 was attributable to an increase in interest income from increased cash equivalents and short-term investments made with the application of proceeds from issuance of the Company's Preferred Stock in 1995.

  Taxation

     At December 31, 1996, the Company had net operating loss carryforwards for federal tax purposes and federal tax credit carryforwards of approximately $35.2 million. In addition, the Company had gross deferred tax assets of approximately $21.9 million which were fully reserved because of the uncertainty of their realization. See Note 3 of Notes to Financial Statements. There was no tax provision for 1996, 1995 and 1994, due to the net loss incurred, and the Company did not record a tax benefit of operating losses since inception to 1996 due to the uncertainty of their realization.

  Liquidity and Capital Resources

     Through September 30, 1995, the Company financed its operations primarily through private placements of equity securities, from which it raised an aggregate of approximately $33 million, net of issuance costs. In December 1995, the Company completed its initial public offering, and raised approximately $43.5 million, net of issuance costs. In January 1996, the over allotment option granted to the underwriters in the initial public offering was exercised, resulting in proceeds of approximately $6.4 million, net of issuance costs. As of December 31, 1996, the Company had cash, cash equivalents and short-term investments of $31.2 million and working capital of $28.8 million, as compared to $46.2 million in cash, cash equivalents and short-term investments and $46.7 million of working capital at December 31, 1995.

     The Company used $18.9 million of cash for its operating activities for 1996, as compared to $10.5 million for 1995. Negative cash flows from operating activities were attributed primarily to a net loss incurred during 1996 of $24.4 million, due to factors previously discussed. During 1996, the Company continued to expand its product offerings and distribution channels, domestically and internationally. Consequently, the Company's inventory levels continued to increase. In addition, based on the forecasted demand for its own products, which was partially influenced by its OEM partners, the Company purchased safety stock on certain long lead-time components, and made purchase commitments on certain other components which increased inventories of these components, thereby further reducing the Company's cash resources. As a result of such investment in inventory, the Company was subject to an increased risk of inventory obsolescence, which could materially adversely affect the Company's operating results. In this regard, as actual sales of the Company's products have fallen short of original forecasts, the Company increased its inventory reserves and accrued liabilities in the fourth quarter by approximately $5.0 million. In 1995, the Company used $10.5 million of cash towards its operating activities, primarily to fund losses of $11.6 million for the year.

     Cash used for financing activities during 1996 was $5.6 million. The Company increased investments of short-term securities by $2.5 million and capital expenditures were approximately $3.1 million. Capital expenditures consisted primarily of purchases of manufacturing tools and molds, computer equipment and software tools. Cash used for financing activities during 1995 was $7.1 million. Short-term investments increased by $4.1 million and capital expenditures were approximately $3.0 million.

     Cash provided by financing activities during 1996 was $7.0 million. The majority of the cash resulted from the exercise of the over-allotment option granted to the underwriters in the December 1995 initial public offering. Proceeds, net of underwriting discounts and related expenses, from the January exercise of the over-allotment option were $6.6 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Financial Statements:
  Report of Independent Accountants...................................................   24
  Balance Sheets......................................................................   25
  Statements of Operations............................................................   26
  Statements of Cash Flows............................................................   27
  Statements of Stockholders' Equity..................................................   28
  Notes to Financial Statements.......................................................   29

Financial Statement Schedules:
  Report of Independent Accountants on Financial Statement Schedule...................   37
  Schedule II -Valuation and Qualifying Accounts and Reserves.........................   38

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Visioneer, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Visioneer, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

San Jose, California
January 31, 1997

                                 VISIONEER, INC

                                 BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 22,391     $ 39,909
  Short-term investments...............................................     8,747        4,895
  Restricted cash......................................................        62        1,362
  Accounts receivable, less allowances of $3,931 and $2,531............    10,780       11,138
  Inventory............................................................     4,508        3,764
  Prepaid expenses and other current assets............................       911        1,542
                                                                         --------     --------
          Total current assets.........................................    47,399       62,610
Property and equipment, net............................................     4,158        3,054
Other assets...........................................................       228          129
                                                                         --------     --------
                                                                         $ 51,785     $ 65,793
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $ 11,449     $ 10,212
  Deferred revenue.....................................................       334        1,472
  Accrued liabilities..................................................     6,809        4,001
  Current portion of capital lease obligations.........................        --          248
                                                                         --------     --------
          Total current liabilities....................................    18,592       15,933
                                                                         --------     --------
Commitments and contingencies (Notes 7, 8 & 9).........................        --           --
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares authorized at
     December 31, 1996 and 1995; none issued and outstanding at
     December 31, 1996 and 1995........................................        --           --
  Common stock, $0.001 par value; 50,000,000 shares authorized at
     December 31, 1996 and 1995; 19,202,609 and 18,371,047 shares issued and outstanding at December 31, 1996 and 1995,
     respectively......................................................        19           18
  Additional paid-in-capital...........................................    86,951       79,444
  Deferred compensation relating to stock options......................      (250)        (350)
  Notes receivable from stockholders...................................      (329)        (446)
  Accumulated deficit..................................................   (53,198)     (28,806)
                                                                         --------     --------
          Total stockholders' equity...................................    33,193       49,860
                                                                         --------     --------
                                                                         $ 51,785     $ 65,793
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                            STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Revenues:
  Product revenues.........................................  $ 44,233     $ 34,734     $  3,903
  Royalty revenues.........................................    11,848        2,605           --
                                                             --------     --------     --------
          Total net revenues...............................    56,081       37,339        3,903
Cost of revenues:
  Cost of product revenues.................................    42,164       25,664        4,481
  Cost of royalty revenues.................................     3,303        1,274           --
                                                             --------     --------     --------
          Total cost of revenues...........................    45,467       26,938        4,481
                                                             --------     --------     --------
Gross profit (loss)........................................    10,614       10,401         (578)
                                                             --------     --------     --------
Operating expenses:
  Research and development.................................    10,938        8,975        4,532
  Selling, general and administrative......................    26,342       11,805        6,482
  Non-recurring item (Note 8)..............................        --        1,600           --
                                                             --------     --------     --------
          Total operating expenses.........................    37,280       22,380       11,014
                                                             --------     --------     --------
Operating loss.............................................   (26,666)     (11,979)     (11,592)
Interest income............................................     2,344          523          296
Interest expense...........................................       (70)         (97)        (159)
                                                             --------     --------     --------
Net loss...................................................  $(24,392)    $(11,553)    $(11,455)
                                                             ========     ========     ========
Net loss per share.........................................  $  (1.28)
                                                             ========
Unaudited pro forma net loss per share (Note 1)............               $  (0.74)
                                                                          ========
Weighted average common shares and equivalents (Note 1)....    19,088       15,644
                                                             ========     ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................  $(24,392)    $(11,553)    $(11,455)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization.........................     1,982          726          422
     Accounts receivable allowances........................     1,400        2,231          300
     Patent infringement settlement costs..................        --        1,500           --
     Other.................................................       493           50          102
     Changes in assets and liabilities:
       Accounts receivable.................................    (1,042)     (12,054)      (1,615)
       Inventory...........................................      (744)      (2,709)      (1,055)
       Prepaid expenses and other current assets...........       631       (1,491)          19
       Other assets........................................       (99)          (6)        (101)
       Accounts payable....................................     1,237        9,403          390
       Deferred revenue....................................    (1,138)         639          833
       Other accrued liabilities...........................     2,808        2,775        1,048
                                                             --------     --------     --------
Net cash used in operating activities......................   (18,864)     (10,489)     (11,112)
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of short-term investments..........    (3,852)      (2,731)        (728)
  Transfer from (to) restricted cash.......................     1,300       (1,362)          --
  Capital expenditures for property and equipment..........    (3,086)      (2,978)        (813)
                                                             --------     --------     --------
Net cash (used in) provided by investing activities........    (5,638)      (7,071)      (1,541)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock................        --       12,217       12,395
  Proceeds from issuance of common stock, net..............     7,232       43,593           19
  Proceeds from sale-leaseback.............................        --           --          549
  Payments on capitalized lease obligatiions...............      (248)        (209)         (92)
                                                             --------     --------     --------
Net cash provided by financing activities..................     6,984       55,601       12,871
                                                             --------     --------     --------
Net increase (decrease) in cash and cash equivalents.......   (17,518)      38,041          218
Cash and cash equivalents at beginning of period...........    39,909        1,868        1,650
                                                             --------     --------     --------
Cash and cash equivalents at end of period.................  $ 22,391     $ 39,909     $  1,868
                                                             ========     ========     ========
NON CASH FINANCING AND INVESTING ACTIVITIES:
  Issuance (retirement) of common stock in exchange for
     notes receivable......................................  $   (117)    $    375     $    137
  Issuance of preferred stock upon the conversion of notes
     payable...............................................        --           --        3,000
  Equipment acquired under capital lease obligations.......        --           --          564
  Issuance of Series C convertible preferred stock pursuant
     to patent agreement...................................        --        1,200           --
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid............................................  $     71     $     97     $     60

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                               CONVERTIBLE                                                       NOTES
                             PREFERRED STOCK       COMMON STOCK     ADDITIONAL                 RECEIVABLE
                           -------------------  ------------------   PAID IN      DEFERRED        FROM      ACCUMULATED
                             SHARES     AMOUNT    SHARES    AMOUNT   CAPITAL    COMPENSATION  STOCKHOLDERS    DEFICIT     TOTAL
                           -----------  ------  ----------  ------  ----------  ------------  ------------  -----------  --------
Balance at December 31,
  1993...................    4,017,339   $  4    1,532,701   $  2    $  5,791      $   --        $   (7)     $  (5,798)  $     (8)
  Issuance of Series C
    convertible preferred
    stock................    3,104,205      3           --     --      12,392          --            --             --     12,395
  Issuance of Series C
    convertible preferred
    stock upon conversion
    of note payable......      750,000      1           --     --       2,999          --            --             --      3,000
  Issuance of common
    stock pursuant to
    exercise of stock
    options..............           --     --       81,993     --          14          --            --             --         14
  Issuance of restricted
    common stock.........           --     --      730,000     --         137          --          (137)            --         --
  Payment on notes
    receivable from
    stockholders.........           --     --           --     --          --          --             5             --          5
  Repurchase of
    restricted common
    stock................           --     --      (20,417)    --          (2)         --             2             --         --
  Issuance of Series C
    convertible preferred
    stock warrants.......           --     --           --     --         102          --            --             --        102
  Net loss...............           --     --           --     --          --          --            --        (11,455)   (11,455)
                           -----------    ---   -----------   ---     -------       -----         -----       --------   --------
Balance at December 31,
  1994...................    7,871,544      8    2,324,277      2      21,433          --          (137)       (17,253)     4,053
  Issuance of Series C
    convertible preferred
    stock................    3,037,500      3           --     --      12,114          --            --             --     12,117
  Issuance of common
    stock pursuant to
    exercise of stock
    options..............           --     --      203,895     --          49          --            (3)            --         46
  Issuance of restricted
    common stock.........           --     --    1,052,999      1         393          --          (372)            --         22
  Repurchase of
    restricted common
    stock................           --     --     (334,168)    --         (71)         --            66             --         (5)
  Deferred compensation
    relating to stock
    options..............           --     --           --     --         400        (350)           --             --         50
  Issuance of Series C
    convertible preferred
    stock pursuant to the
    settlement of the
    patent matter........      150,000     --           --     --       1,200          --            --             --      1,200
  Issuance of common
    stock warrants.......           --     --           --     --         300          --            --             --        300
  Issuance of Series C
    convertible preferred
    stock pursuant to the
    exercise of
    warrants.............       65,000     --           --     --         100          --            --             --        100
  Conversion of
    convertible preferred
    stock to common
    stock................  (11,124,044)   (11)  11,124,044     11          --          --            --             --         --
  Issuance of common
    stock pursuant to
    initial public
    offering (net of
    issuance cost of
    $1,110,000)..........           --     --    4,000,000      4      43,526          --            --             --     43,530
  Net loss...............           --     --           --     --          --          --            --        (11,553)   (11,553)
                           -----------    ---   -----------   ---     -------       -----         -----       --------   --------
Balance at December 31,
  1995...................           --     --   18,371,047     18      79,444        (350)         (446)       (28,806)    49,860
  Issuance of common
    stock pursuant to
    exercise of the
    over-allotment option
    granted to
    underwriters.........           --     --      600,000      1       6,415          --            --             --      6,416
  Deferred compensation
    expense related to
    stock options........           --     --           --     --          --         100            --             --        100
  Issuance of common
    stock pursuant to
    stock option
    exercises............           --     --      278,066     --         513          --            --             --        513
  Issuance of common
    stock pursuant
    employee stock
    purchase plan........           --     --      110,996     --         637          --            --             --        637
  Repurchase of
    restricted stock.....           --     --     (157,500)    --         (58)         --           117             --         59
  Net loss...............           --     --           --     --          --          --            --        (24,392)   (24,392)
                           -----------    ---   -----------   ---     -------       -----         -----       --------   --------
Balance on December 31,
  1996...................           --   $ --   19,202,609   $ 19    $ 86,951      $ (250)       $ (329)     $ (53,198)  $ 33,193
                           ===========    ===   ===========   ===     =======       =====         =====       ========   ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Organization and presentation

     Visioneer, Inc. (the "Company"), formerly known as Visioneer
Communications, Inc., was incorporated in the state of California on March 10, 1992 as Avance Technologies, Inc., and was reincorporated in the state of Delaware on December 5, 1995 under the name Visioneer, Inc.

     The Company designs, develops and markets intelligent paper input systems which facilitate the imaging, manipulation, distribution and storage of paper-based information on personal computers.

     The Company's fiscal year ends on the Sunday closest to December 31. Accordingly, fiscal 1996 ended December 29, 1996 and contained 52 weeks, fiscal 1995 ended December 31, 1995 and contained 52 weeks, fiscal 1994 ended January 1 and contained 52 weeks, and fiscal 1993 ended January 2 and also contained 52 weeks. The Company reports quarterly results on thirteen-week quarterly periods, each ending on the Sunday closest to month-end. For purposes of presentation, the Company has indicated its accounting year as ending on December 31 or its interim quarterly periods as ending on the respective calendar month-end.

  Use of estimates

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

  Revenue recognition

     Revenue from product sales to customers is generally recognized when the product is shipped, provided no significant obligations remain and collectibility is probable.

     Revenues from sales to distributors and authorized resellers are subject to agreements allowing price protection and certain rights of return. Accordingly, reserves for estimated future returns, exchanges and credits for price protection are provided for upon revenue recognition. The Company has limited control over the extent to which products sold to distributors and resellers are sold through to end users. Accordingly, a portion of the Company's sales may from time to time result in increased inventory at its distributors and resellers. The Company provides sales returns reserves for distributor inventories. These reserves are based on the Company's estimates of expected sell through by distributors and resellers of its products. Actual results could differ from these estimates.

     The Company earns royalty revenue pursuant to certain license agreements and records revenue when earned. Payments received from customers prior to revenue recognition are reported as "deferred revenue."

     The Company provides a limited amount of free telephone technical support to customers. These activities are generally considered insignificant post contract customer support obligations. Estimated costs of these activities are accrued at the time of product shipment.

  Cash, cash equivalents and short-term investments

     Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less. The Company has classified all its securities as "available for sale." These securities comprised primarily of commercial paper with maturities within one year. At December 31, 1996 and 1995 the fair market value of these securities approximated cost.

                                VISIONEER, INC.

  Inventory

     Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

  Property and equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally one to five years. Leasehold improvements are amortized over the term of the related lease or the useful life, if shorter.

  Software development costs

     Software development costs incurred prior to establishment of technological feasibility are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of products will be capitalized, if material. To date, all software development costs have been expensed.

  Warranty costs

     The Company provides for estimated cost which may be incurred under its product warranties upon product shipment.

  Income taxes

     The Company accounts for income taxes in accordance with the provisions of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's Financial Statements or income tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment's of changes in the tax laws or rates.

  Concentration of credit risk, major customers and geographic information

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable.

     The Company invests in a wide variety of financial instruments, such as certificates of deposits, commercial paper, municipal debt and U.S. government agency debt. The Company, by policy, limits the amount of credit exposures to any one financial institution.

     The Company primarily sells its products in North America to distributors and resellers. The Company derived approximately 13% and 6% of its total net revenues from customers outside the United States, primarily in Europe and Japan, in the years ended December 31, 1996 and 1995, respectively. During 1996, two customers accounted for 37% and 14%, respectively, of total net revenues. The same two customers accounted for 62% and 6%, respectively, of total net revenues in 1995. The Company performs ongoing credit evaluations of the customers' financial conditions and maintains an allowance for uncollectible receivables based upon expected collectibility of accounts receivable. At December 31, 1996 and 1995 the Company's top two customers in aggregate accounted for 40% and 73% respectively, of accounts receivable.

  Net loss per share and pro forma net loss per share

     Net loss per share and pro forma net loss per share data are based upon the weighted average number of outstanding shares of common stock. Stock options and warrants are excluded from the calculation of net loss per share for the for the twelve month period ended December 31, 1996 as their effect is anti-dilutive.

                                VISIONEER, INC.

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

     Historical net loss per share data for 1994 and 1995 have not been presented since such amount is not deemed to be meaningful due to the significant change in the Company's capital structure as a result of the initial public offering in 1995.

  Employee stock plans

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Compensation." SFAS 123 establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. The Company has elected to retain its current application of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted, as required, the disclosure provisions of SFAS No. 123.

NOTE 2.  BALANCE SHEET COMPONENTS:

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1996      1995
                                                                         -------   -------
                                                                          (IN THOUSANDS)
    Inventory:
      Raw materials..................................................    $ 1,433   $   518
      Work-in-process................................................      1,453     2,311
      Finished goods.................................................      1,622       935
                                                                         -------   -------
                                                                         $ 4,508   $ 3,764
                                                                         =======   =======
    Property and equipment:
      Machinery and equipment........................................    $ 5,129   $ 3,035
      Software.......................................................      1,259       815
      Leasehold improvements.........................................        368        30
      Furniture and fixtures.........................................        607       397
                                                                         -------   -------
                                                                           7,363     4,277
      Accumulated depreciation and amortization......................     (3,205)   (1,223)
                                                                         -------   -------
                                                                         $ 4,158   $ 3,054
                                                                         =======   =======
    Accrued liabilities:
      Accrued compensation...........................................    $   809   $   444
      Accrued sales and marketing incentives.........................      2,474     2,153
      Accrued warranty and upgrade costs.............................        510       300
      Accrued payable to sub-contractors.............................      1,100       325
      Other..........................................................      1,916       779
                                                                         -------   -------
                                                                         $ 6,809   $ 4,001
                                                                         =======   =======

                                VISIONEER, INC.

NOTE 3.  INCOME TAXES:

     No provision for federal or state income taxes has been recorded as the Company incurred net operating losses through December 31, 1996.

     Deferred income tax assets (liabilities) consist of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Deferred Tax Assets:
      Federal and state loss and credit carryforwards............    $ 13,695     $  8,272
      Capitalized start-up and development costs.................       1,183          935
      Other asset valuation reserves.............................       4,295        2,000
      Other......................................................       2,748          362
                                                                     --------     --------
      Gross deferred tax assets..................................      21,921       11,569
      Deferred tax liabilities...................................        (223)        (113)
      Valuation allowance........................................     (21,698)     (11,456)
                                                                     --------     --------
         Net deferred tax assets.................................    $     --     $     --
                                                                     ========     ========

     Management believes that based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the lack of significant history of profits, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, and the lack of carryback capacity to realize these assets.

     At December 31, 1996, the Company had federal net operating loss carryforwards and tax credit carryforwards of approximately $32.2 million. The net operating loss and credit carryforwards will expire at various dates beginning 2007, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. At December 31, 1996 the federal net operating loss carryforwards of the Company were not subject to any material annual limitations.

     The federal net operating loss carryforwards differ from the accumulated deficit principally due to temporary differences in the recognition of certain items for financial statement and federal tax reporting purposes, consisting primarily of certain reserves and allowances not currently deductible for tax purposes and certain start-up and development costs capitalized for tax purposes.

NOTE 4.  STOCKHOLDERS' EQUITY:

  Preferred Stock

     As of December 31, 1994, the Company had issued 7,871,544 shares of Convertible Preferred Stock. During 1995, the Company issued an additional 3,037,500 shares of Convertible Preferred Stock for cash.

     In connection with a technology licensing arrangement the company issued 150,000 shares of its Series C Convertible Preferred Stock in the quarter ended December 31, 1995. The Company has valued these shares at $8.00 per share. (See
Note 8).

                                VISIONEER, INC.

     Upon the closing of the Company's initial public offering on December 11, 1995, all of the Convertible Preferred Stock automatically converted into Common Stock.

  Restricted Common Stock

     In February 1993, the Company's board of directors adopted the 1993 Restricted Stock Purchase Plan (the "Purchase Plan") which provided for the sale of Common Stock to employees and consultants. Restricted shares purchased under the Purchase Plan are subject to a repurchase right by the Company. This repurchase right generally lapses over a 48-month period. This plan was terminated on October 16, 1995. As of December 31, 1996, shares outstanding under the Purchase Plan aggregated 1,094,565, of which 423, 648 were subject to the Company's repurchase rights.

  Series C Convertible Preferred Stock warrants

     At December 31, 1994, the Company had 101,500 Series C Convertible Preferred Stock warrants outstanding which were exercisable at $4 per share. In conjunction with the Company's initial public offering, 85,000 of these warrants were exercised on a net issuance basis for 65,000 Common shares. The remaining 16,500 warrants automatically converted into Common Stock warrants upon the completion of the Company's initial public offering. These warrants expire on June 30, 2004.

     During the quarter ended December 31, 1995 the Company issued a warrant to purchase 110,000 shares of its Series C Convertible Preferred Stock in connection with a technology licensing arrangement (See Note 8). The warrant expires on November 1, 1999 and is exercisable at $9 per share. The Company has assigned a value of $300,000 to this warrant. The warrant automatically converted into a Common Stock warrant upon the completion of the Company's initial public offering.

  Notes receivable from stockholders

     In exchange for the issuance of Common Stock in fiscal 1995 and 1994 under the Purchase Plan, the Company received notes receivable from Stockholders which bear interest at rates varying from 4.86% to 7.2% per annum. Principal and interest are due and payable on the fifth anniversary of the date of issuance. The outstanding loan balance has been shown as a reduction to stockholders' equity.

NOTE 5.  STOCK COMPENSATION PLANS:

  1993 Incentive Stock Option Plan

     In February 1993, the Company's board of directors adopted the 1993 Incentive Stock Option Plan (the "Option Plan"). Under the Option Plan, the Board of Directors are authorized to issue options for up to 2,870,000 shares of Common Stock to employees and consultants of the Company at grant prices determined by the board of directors on the date of grant. The Option Plan allows for incentive stock options to be granted to employees and non-statutory stock options to be granted to employees and consultants.

     Options granted under the Option Plan expire no later than ten years from the date of grant (no later than five years for 10% shareholders). The exercise price shall be at least 100% and 85% of the fair value of the stock subject to the option on the date the option is granted as determined by the board of directors for incentive stock options and non-statutory stock options, respectively (110% of the fair value for 10% shareholders). The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. At the discretion of the Board of Directors, options may be granted with different vesting terms. During 1995, the Company granted 47,275 options to consultants and 23,000 options to certain employees, for which, in addition to normal four year time based vesting, vesting is accelerated if certain performance based milestones are met.

                                VISIONEER, INC.

     The following table summarizes activity under the option plan:

                                                                          OPTIONS OUTSTANDING
                                                        SHARES       -----------------------------
                                                      AVAILABLE        NUMBER         PRICE PER
                                                      FOR GRANT      OF SHARES          SHARE
                                                      ----------     ----------     --------------
Balance at December 31, 1993......................       474,949        516,285         $0.15
Additional shares authorized......................     1,000,000             --                 --
Options granted...................................      (889,725)       889,725       $0.15-$ 0.40
Options exercised.................................            --        (81,993)      $0.15-$ 0.40
Options canceled..................................       216,166       (216,166)      $0.15-$ 0.40
                                                      ----------     ----------
Balance at December 31, 1994......................       801,390      1,107,851       $0.15-$ 0.40
Additional shares authorized......................       870,000             --                 --
Options granted...................................    (1,025,000)     1,025,000       $0.40-$ 7.00
Options exercised.................................            --       (203,895)      $0.15-$ 4.25
Options canceled..................................       269,939       (269,939)      $0.15-$ 0.40
                                                      ----------     ----------
Balance at December 31, 1995......................       916,329      1,659,017       $0.15-$ 7.00
Options granted...................................    (1,825,600)     1,825,600       $0.40-$10.75
Options exercised.................................            --       (278,066)      $0.15-$10.75
Options canceled..................................     1,167,841     (1,167,841)      $0.15-$10.75
                                                      ----------     ----------
Balance at December 31, 1996......................       258,570      2,038,710       $0.15-$10.75
                                                      ==========     ==========

     At December 31, 1996, options to purchase 443,772 shares were exercisable.

  1995 Directors' Stock Option Plan

     In October 1995, the Company instituted a directors' stock option plan and reserved a total of 200,000 shares of the Company's Common Stock for issuance of stock options thereunder. The 1995 Directors' Stock Option Plan allows for granting of stock options to members of the Board of Directors who are not employees of the Company. The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. During 1995, options to purchase 100,000 shares of common stock were granted to Directors at an exercise price of $12 per share. During 1996, no new shares were issued, no shares were exercised and 20,000 shares were canceled.

     Based on an independent consultant's valuation report, management believes that the exercise price for certain options granted during 1995 was below the estimated fair value of the Company's Common Stock at the dates of grants. The Company recorded deferred compensation expense of $400,000 related to these grants which is being amortized over related vesting periods of the options. As of December 31, 1996 the Company had recorded an expense of $150,000 related to this compensation.

  1995 Employee Stock Purchase Plan

     In October 1995, the Company instituted an employee stock purchase plan (the "1995 Purchase Plan") and reserved a total of 300,000 shares of the Company's Common Stock for issuance thereunder. The 1995 Purchase Plan permits employees to acquire shares of the Company's Common Stock through payroll deductions and became effective upon completion of the initial public offering of the Company's Common Stock. During 1996, shares issued under this plan aggregated 110,996.

     As of December 31, 1996, the Company has three stock-based compensation plans, described above. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for options

                                VISIONEER, INC.

granted in 1996 and 1995 under the Company's option plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and pro forma net loss (in thousands) and the Company's net loss and pro forma net loss per share would have been as follows:

                                                                      YEAR ENDED DECEMBER
                                                                              31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Net loss -- as reported......................................    $(24,392)    $(11,553)
    Net loss -- pro forma........................................    $(26,172)    $(11,883)
    Net loss per share -- as reported............................    $  (1.28)
    Unaudited pro forma net loss per share -- as reported........                 $  (0.74)
    Net loss per share -- pro forma..............................    $  (1.37)
    Unaudited pro forma net loss per share -- adjusted...........                 $  (0.76)

     The weighted average fair market value of options granted was $3.80 per share and $1.31 per share for the years ended December 31, 1996 and 1995, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the applicable period: expected volatility of 70%, risk-free interest rate of 6.19% for options granted, and a weighted average expected option term of 5.0 years for both periods. The Company has not paid dividends and assumed no dividend yield.

     The following table summarizes information about stock options outstanding under both the 1993 Incentive Stock Option Plan and the 1995 Directors' Stock Option Plan at December 31, 1996:

                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   ------------------------------------------------     -----------------------------
                                   WEIGHTED AVG.      WEIGHTED AVG.                     WEIGHTED AVG.
   EXERCISE          NUMBER        REMAINING LIFE       EXERCISE          NUMBER          EXERCISE
    PRICES         OUTSTANDING        IN YEARS            PRICE         EXERCISABLE         PRICE
--------------     -----------     --------------     -------------     -----------     -------------
    $ 0.15            184,490           6.91             $  0.15          110,860          $  0.15
    $ 0.40            460,107           7.98             $  0.40          179,866          $  0.40
    $ 0.50            131,672           8.57             $  0.50           28,896          $  0.50
    $ 4.25            175,878           8.63             $  4.25           26,266          $  4.25
    $ 5.00             13,050           9.97             $  5.00               --          $  5.00
    $ 5.50             70,250           9.72             $  5.50               --          $  5.50
    $ 6.50            787,988           9.51             $  6.50           40,295          $  6.50
    $ 6.75             53,000           9.82             $  6.75               --          $  6.75
    $ 7.00            152,275           8.83             $  7.00           57,589          $  7.00
    $10.75             10,000           9.34             $ 10.75               --          $ 10.75
    $12.00             80,000           8.95             $ 12.00           20,000          $ 12.00
                    ---------                                             -------
 $0.15-$12.00       2,118,710           8.77             $  4.29          463,772          $  2.41
                    =========                                             =======

     For the Employee Stock Purchase Plan, the fair value of each purchase right is estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1995 and 1996 respectively: expected volatility of 70%; risk-free interest rate of 5.17% and 5.33%; and expected lives of 6 months for both periods. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of those purchase rights granted in 1995 and 1996 was $3.90 and $2.89, respectively.

                                VISIONEER, INC.

NOTE 6.  RIGHTS PLAN:

     On October 23, 1996, the Board of Directors ("Board") adopted a Preferred Shares Rights Agreement ("Agreement") and pursuant to the Agreement authorized and declared a dividend of one preferred share purchase right ("Right") for each common share outstanding of the Company on November 11, 1996. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or terms not approved by the Board. Each Right becomes exercisable to purchase one thousandth of a share of Series A Participating Preferred Stock at an exercise price of $27.50 and expires on October 23, 2006. The Company may redeem the Rights at a price of $0.01 per Right.

NOTE 7.  COMMITMENTS:

  Operating and capital leases

     The Company leases its facility in California and certain equipment under noncancelable operating leases. As of December 31, 1996, the Company had no leases classified as capital leases. Total rent expense under operating leases for the years ended December 31, 1996, 1995, and 1994 was $546,000, $305,000 and
$299,000 respectively. Future minimum lease payments under the Company's current operating leases as of December 31, 1996, are as follows:

                                                                    OPERATING
                                                                     LEASES
                                                                   -----------
                                                                   (THOUSANDS)
                Years ending December 31:
                  1997...........................................    $   671
                  1998...........................................        696
                  1999...........................................        715
                  2000 and thereafter............................      1,169
                                                                      ------
                Total minimum payment............................    $ 3,251
                                                                      ======

  Letters of credit

     As of December 31, 1996, one secured standby letter of credit for $62,000 was outstanding. This letter of credit was issued to secure the last month's deposit on the Company's facilities in Fremont, California. The letter of credit is secured by a certificate of deposit which is presented as restricted cash at December 31, 1996.

NOTE 8.  NON-RECURRING ITEM:

     During the year ended December 31, 1995, the Company recorded an expense of $1,600,000 representing the fair value of securities issued and cash paid in connection with the settlement of a patent matter. In addition, the Company has also agreed to pay certain annual minimum and per unit royalties which are being recognized as expense in periods in which the related revenues are recognized.

NOTE 9.  LITIGATION AND PATENT INFRINGEMENT CLAIMS:

     On November 1, 1996, Millennium, L.P. ("Millennium"), a Cayman Island limited partnership, filed an infringement action against Compaq alleging that Compaq's scanner keyboard system, which utilizes certain technology that is licensed from the Company, and used in its products, infringes certain patent claims. The Company has acknowledged that it will indemnify Compaq with respect to the claims that Millenium has asserted against Compaq to the extent required by the Company's OEM agreement with Compaq. The Company intends to defend against these claims vigorously. However, the outcome of the lawsuit cannot be accurately predicted and if the Company is unsuccessful in this matter, it could have a significant material adverse effect on the Company's business, operating results and financial condition.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Visioneer, Inc.

     Our audits of the financial statements referred to in our report dated January 31, 1997, appearing on page 24 in the 1996 Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

Price Waterhouse LLP

San Jose, California
January 31, 1997

                                                                     SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                              ACCOUNTS RECEIVABLE

                                  ADDITIONS
                  BALANCE AT      CHARGED TO
 YEAR ENDED      BEGINNING OF     COSTS AND      DEDUCTIONS      BALANCE AT
DECEMBER 31,        PERIOD         EXPENSES      WRITE-OFFS     END OF PERIOD
------------     ------------     ----------     ----------     -------------
    1996            $2,531          $4,469        $ (3,069)        $ 3,931
    1995            $  300          $3,348        $ (1,117)        $ 2,531
    1994            $   --          $  300        $     --         $   300

                                   INVENTORY

                                  ADDITIONS
                  BALANCE AT      CHARGED TO
 YEAR ENDED      BEGINNING OF     COSTS AND      DEDUCTIONS      BALANCE AT
DECEMBER 31,        PERIOD         EXPENSES      WRITE-OFFS     END OF PERIOD
------------     ------------     ----------     ----------     -------------
    1996            $  662          $7,901        $ (2,865)        $ 5,698
    1995            $  100          $  810        $   (248)        $   662
    1994            $   --          $  100        $     --         $   100

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in the Registrant's definitive proxy statement or an amendment to this Report, which the Registrant will file with the Commission no later than April 28, 1997 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in the Registrant's definitive proxy statement or an amendment to this Report, which the Registrant will file with the Commission no later than April 28, 1997 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required for this item is contained in the Registrant's definitive proxy statement or an amendment to this Report, which the Registrant will file with the Commission no later than April 28, 1997 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required for this item is contained in the Registrant's definitive proxy statement or an amendment to this Report, which the Registrant will file with the Commission no later than April 28, 1997 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

        (1) Financial Statements -- See Index to Financial Statements at Item 8 of this Report.

        (2) Financial Statements Schedules -- The following financial statement schedule for the Company's fiscal years ended December 31, 1996, 1995 and 1994 is contained in Item 8 of this Report:

          II -- Valuation and Qualifying Accounts and Reserves

          Report of Price Waterhouse LLP, Independent Accountants. Refer to Item 8 above.

          Any other necessary financial statement schedules required by Item 8 of the Report have been incorporated into the Financial Statements included as part of this Report.

        (3) Exhibits -- Refer to Item 14(c) below.

     (b) Reports on Form 8-K.

          The Company filed a current Report on Form 8-K reporting that on October 23, 1996, the Company's Board of Directors had declared a dividend of one preferred share purchase right for each outstanding share of Common Stock, entitling stockholders of record on November 11, 1996 to purchase from the Company one one-thousandth of a share of Series A Preferred Stock of the Company at a price of $27.50 pursuant to the terms of a Preferred Shares Rights Agreement dated as of October 23, 1996 between the Company and U.S. Stock Transfer Corporation, as rights agent.

     (c) Exhibits.

          Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
------------  --------------------------------------------------------------------------------
 3.2(1)       Bylaws of Registrant.
 3.4(1)       Amended and Restated Certificate of Incorporation of Registrant.
 4.1(1)       Form of Common Stock Certificate.
 4.2(6)       Preferred Shares Rights Agreement, dated as of October 23, 1996, between the
              Registrant and U.S. Stock Transfer Corporation, including the Certificate of
              Designation of Rights, Preferences and Privileges of Series A Participating
              Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1(1)       Form of Indemnification Agreement.
10.2(1)**     1993 Incentive Stock Option Plan and form of Option Agreement.
10.3(1)**     1995 Employee Stock Purchase Plan and form of Subscription Agreement.
10.4(1)**     1995 Directors' Option Plan and form of Option Agreement.
10.5(1)       Third Amended and Restated Registration Rights Agreement dated May 9, 1995 among the Registrant and certain security holders of the Registrant.
10.7(1)       OEM Agreement dated November 2, 1994 between the Registrant and Hewlett-Packard
              Company, as amended by Amendment No. 1 dated August 1, 1995.
10.8(1)       Distribution Agreement dated January 31, 1994 between the Registrant and Ingram
              Micro Inc.
10.9(1)       Distribution Agreement dated February 24, 1994 between the Registrant and
              Merisel Americas, Inc.
10.10(1)      Manufacturing Contract dated March 30, 1995 between the Registrant and
              Flextronics Technologies, Inc.
10.11(1)      Manufacturing Services Agreement dated June 20, 1995 between the Registrant and
              International Business Machines Corporation.

EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
------------  --------------------------------------------------------------------------------
10.12(1)**    Loan Agreement dated March 31, 1994 between the Registrant and Todd Basche.
10.13(1)      LZW Paper Input System Patent License Agreement dated October 20, 1995 between the Registrant and Unisys Corporation.
10.14(1)      Patent License agreement dated November 13, 1995 between the Registrant and Wang
              Laboratories, Inc.
10.15(1)      Loan and Security Agreement dated November 28, 1995 between the Registrant and
              Silicon Valley Bank.
10.16(2)      Amendment No. 2 dated December 15, 1995 to OEM Agreement dated November 2, 1994 between the Registrant and Hewlett-Packard Company.
10.17(2)      Amendment No. 3 dated January 31, 1995 to OEM Agreement dated November 2, 1994 between the Registrant and Hewlett-Packard Company.
10.18(3)      OEM Agreement dated June 30, 1995 between the Registrant and Compaq Computer
              Corporation.
10.19(4)      Building Lease dated May 21, 1996 between the Registrant and John Arrillaga,
              Trustee, or his Successor Trustee, UTA dated 7/20/77 (Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated
              7/20/77 (Richard T. Peery, Separate Property Trust) as amended.
10.20(5)      Software License Agreement dated August 14, 1996 between the Registrant and
              Hewlett-Packard Company.
11.1          Calculation of Earnings Per Share.
23.1          Consent of Price Waterhouse LLP
24.1          Power of Attorney. See page 42.
27.1          Financial Data Schedule

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-98356) filed with the Commission on October 19, 1995.

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

(5) Incorporated by reference from Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(6) Incorporated by reference from Exhibit 4.1 of the Registrant's current Report on Form 8-K dated October 30, 1996.

 ** Management compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on March 21st, 1997.

                                          VISIONEER, INC.

                                          By:    /s/ MICHAEL A. MCCONNELL
                                            ------------------------------------
                                                    Michael A. McConnell
                                             President, Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. McConnell and Geoffrey C. Darby, and each of them, his attorneys-in-fact and agents, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therein, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1933, this Amendment to Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

             SIGNATURE                                 TITLE                          DATE
-----------------------------------   ----------------------------------------   ---------------

     /s/ MICHAEL A. MCCONNELL         President, Chief Executive Officer         March 21, 1997
-----------------------------------     (Principal Executive Officer)
       Michael A. McConnell

       /s/ GEOFFREY C. DARBY          Vice President of Finance and              March 21, 1997
-----------------------------------     Administration and Chief Financial
         Geoffrey C. Darby              Officer (Principal Financial and
                                        Accounting Officer)

          J. LARRY SMART              Chairman of the Board of Directors         March 21, 1997
-----------------------------------
          J. Larry Smart

      /s/ WILLIAM J. HARDING          Director                                   March 21, 1997
-----------------------------------
        William J. Harding

        /s/ JAMES P. LALLY            Director                                   March 21, 1997
-----------------------------------
          James P. Lally

      /s/ DAVID F. MARQUARDT          Director                                   March 21, 1997
-----------------------------------
        David F. Marquardt

         /s/ VINCENT WORMS            Director                                   March 21, 1997
-----------------------------------
           Vincent Worms

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                             NUMBERED
 NUMBER                             DESCRIPTION OF EXHIBITS                            PAGE
---------    -----------------------------------------------------------------------------------
 3.2(1)      Bylaws of Registrant..................................................
 3.4(1)      Amended and Restated Certificate of Incorporation of Registrant.......
 4.1(1)      Form of Common Stock Certificate......................................
 4.2(6)      Preferred Shares Rights Agreement, dated as of October 23, 1996, between the Registrant and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges
             of Series A Participating Preferred Stock, the form of Rights
             Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively...................................................
10.1(1)      Form of Indemnification Agreement.....................................
10.2(1)**    1993 Incentive Stock Option Plan and form of Option Agreement.........
10.3(1)**    1995 Employee Stock Purchase Plan and form of Subscription
             Agreement.............................................................
10.4(1)**    1995 Directors' Option Plan and form of Option Agreement..............
10.5(1)      Third Amended and Restated Registration Rights Agreement dated May 9,
             1995 among the Registrant and certain security holders of the
             Registrant............................................................
10.7(1)      OEM Agreement dated November 2, 1994 between the Registrant and
             Hewlett-Packard Company, as amended by Amendment No. 1 dated August 1,
             1995..................................................................
10.8(1)      Distribution Agreement dated January 31, 1994 between the Registrant and Ingram Micro Inc. ................................................
10.9(1)      Distribution Agreement dated February 24, 1994 between the Registrant and Merisel Americas, Inc. ...........................................
10.10(1)     Manufacturing Contract dated March 30, 1995 between the Registrant and
             Flextronics Technologies, Inc. .......................................
10.11(1)     Manufacturing Services Agreement dated June 20, 1995 between the
             Registrant and International Business Machines Corporation............
10.12(1)**   Loan Agreement dated March 31, 1994 between the Registrant and Todd
             Basche ...............................................................
10.13(1)     LZW Paper Input System Patent License Agreement dated October 20, 1995 between the Registrant and Unisys Corporation.........................
10.14(1)     Patent License agreement dated November 13, 1995 between the
             Registrant and Wang Laboratories, Inc. ...............................
10.15(1)     Loan and Security Agreement dated November 28, 1995 between the
             Registrant and Silicon Valley Bank....................................
10.16(2)     Amendment No. 2 dated December 15, 1995 to OEM Agreement dated Novem-
             ber 2, 1994 between the Registrant and Hewlett-Packard Company........
10.17(2)     Amendment No. 3 dated January 31, 1995 to OEM Agreement dated November
             2, 1994 between the Registrant and Hewlett-Packard Company............
10.18(3)     OEM Agreement dated June 30, 1995 between the Registrant and Compaq
             Computer Corporation..................................................
10.19(4)     Building Lease dated May 21, 1996 between the Registrant and John
             Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77
             (Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery, Separate
             Property Trust) as amended............................................
10.20(5)     Software License Agreement dated August 14, 1996 between the
             Registrant and Hewlett-Packard Company................................

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                             NUMBERED
 NUMBER                             DESCRIPTION OF EXHIBITS                            PAGE
---------    -----------------------------------------------------------------------------------
11.1         Calculation of Earnings Per Share.....................................
23.1         Consent of Price Waterhouse LLP.......................................
24.1         Power of Attorney. See page 42........................................
27.1         Financial Data Schedule...............................................

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-98356) filed with the Commission on October 19, 1995.

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

(5) Incorporated by reference from Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(6) Incorporated by reference from Exhibit 4.1 of the Registrant's current Report on Form 8-K dated October 30, 1996.

 ** Management compensatory plan or arrangement.