Form 10-K405/A
period 1996-12-29
VISIONEER INC
filed 1997-04-28
CIK 1002517

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A

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


     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of March 31, 1997 was 19,379,660.


                      DOCUMENTS INCORPORATED BY REFERENCE:


     None.

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

                                                                             HIGH       LOW
                                                                             ----       ----
    FISCAL 1995:
      4th quarter (commencing December 11, 1995)...........................   23        12

    FISCAL 1996:
      1st quarter..........................................................   22        14 1/4
      2nd quarter..........................................................   15         9 1/
      3rd quarter..........................................................
                                                                               9 7/8     5 1/
      4th quarter..........................................................    7         4 7/

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

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth certain information with respect to the executive officers and directors of the Company as of April 15, 1997.


             NAME                 AGE                           POSITION
------------------------------    ---     ----------------------------------------------------
J. Larry Smart                    49      President and Chief Executive Officer, and Director
Todd Basche                       41      Vice President of Engineering
David D. Craft                    57      Vice President of Operations
Geoffrey C. Darby                 50      Vice President of Finance and Administration and
                                          Chief Financial Officer
Murray Dennis                     50      Vice President of Worldwide Sales
Bruce S. Mowery                   50      Vice President of Marketing
Michael A. McConnell              52      Director
William J. Harding(1)(2)          49      Director
Jeffrey Heimbuck                          Director
David F. Marquardt(2)             47      Director
Vincent Worms(1)                  43      Director


---------------

(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Compensation Committee of the Board of Directors.


     Mr. Smart has served as President and Chief Executive Officer of the Company since April 1997 and served as Chairman of the Board of Directors from February 1997 until assuming the position of President and Chief Executive Officer. From April 1996 to March 1997, Mr. Smart was Chairman, President and Chief Executive Officer of StreamLogic Corporation, a network storage company. From July 1995 to March 1996, Mr. Smart was President and Chief Executive Officer of Micropolis Corporation, a disk drive design and manufacturing company. From March 1994 to February 1995, Mr. Smart was President and Chief Executive Officer of Maxtor Corporation, a disk drive development and manufacturing company. Mr. Smart currently serves as Chairman of the Board of Southwall Technologies, a thin film technology company and Western Micro Technologies, a distributor of electronic components and systems.


     Mr. Basche has served as Vice President of Engineering of the Company since March 1993. From February 1989 to February 1993, Mr. Basche was Director of Desktop and Graphics Systems for Sun Microsystems, a manufacturer of UNIX workstation hardware and software.

     Mr. Craft has served as Vice President of Operations of the Company since April 1993. From October 1992 to May 1993, Mr. Craft was Vice President of Operations at SuperMac Technology, Inc., a company specializing in desktop publishing and video editing systems. From January 1991 to July 1992, Mr. Craft was Vice President of Operations at Athenix Corp., a company specializing in X Window terminals. From 1983 to 1990, Mr. Craft held various management positions at Flextronics Technologies, Inc., a contract manufacturer, most recently as Executive Vice President from 1987 to 1990.

     Mr. Darby has served as Vice President of Finance and Administration and Chief Financial Officer of the Company since September 1994. From February 1989 to August 1994, Mr. Darby was Vice President of Finance and Administration and Chief Financial Officer at Megatest Corporation, Inc., a semiconductor test equipment company.

     Mr. Dennis has served as Vice President of Worldwide Sales of the Company since July 1996 and previously served as a consultant to the Company from May 1996 to July 1996. From October 1994 to May 1996, Mr. Dennis was President and Chief Executive Officer of Socket Communications, a maker of wireless and wired data communication products. From October 1991 to October 1994, Mr. Dennis served as Senior Vice President, Sales and Service of SuperMac Technology, a company specializing in desktop publishing and video editing systems which was acquired by Radius, Inc.



     Mr. Mowery has served as Vice President of Marketing of the Company since July 1996. From 1994 to 1996, Mr. Mowery served as Vice President of Marketing of MNI Interactive, an on-line music previewing and shopping service. From 1993 to 1994, Mr. Mowery served as Executive Vice President and General Manager of BBDO Worldwide, an advertising agency, and during 1992 Mr. Mowery served as Senior Director of Marketing at Apple Computer, Inc., a manufacturer of personal computers and peripherals.


     Mr. McConnell served as President and Chief Executive Officer of the Company from January 1995 to April 1997, and as Chairman of the Board of Directors from September 1995 to February 1997. He has served as a Director since January 1995. From August 1994 to January 1995, Mr. McConnell was Vice Chairman of Radius, Inc., a computer hardware company, and he currently serves as a director of such company. From 1989 to August 1994, Mr. McConnell was President and Chief Executive Officer of SuperMac Technology, a company specializing in desktop publishing and video editing systems, which was acquired by Radius, Inc.

     Dr. Harding has served as a director of the Company since May 1995. Since 1994, Dr. Harding has been a general partner of Morgan Stanley Venture Partners II, L.P., which manages the Morgan Stanley Venture Capital Funds. During 1994, Dr. Harding was a private investor. From 1985 through 1993, Dr. Harding was a general partner of J.H. Whitney & Co., a venture capital firm.


     Mr. Heimbuck has served as a director of the Company since April 1997, replacing James P. Lally, who resigned in March 1997. Prior to this, Mr. Heimbuck served as President and Chief Executive Officer of Inmac Corp., a direct marketer of computer related products. Until February 1992, Mr. Heimbuck served as President of Quantum Commercial Products, a division of Quantum Corporation, a manufacturer of disk drives and other mass storage products.


     Mr. Marquardt has served as a director of the Company since November 1992. Since August 1980, Mr. Marquardt has been a general partner of Technology Venture Investors, a venture capital firm. Mr. Marquardt currently serves as a director of Auspex Systems, Inc. and Microsoft Corporation.

     Mr. Worms has served as a director of the Company since March 1992. Since 1982, Mr. Worms has been a general partner and co-President of Partech International Venture Capital, a venture capital firm. Mr. Worms currently serves as a director of Sangstat Medical Corporation and Business Objects, Inc.

COMPENSATION OF DIRECTORS

     Directors received no cash compensation for their services as directors in 1996. Directors will receive compensation of $25,000 per year for their services as directors commencing in the 1997 fiscal year, which amount will be paid at the end of each fiscal year to directors who served during the entire fiscal year. Directors are reimbursed for out-of-pocket travel expenses associated with their attendance at Board meetings. Nonemployee directors of the Company are automatically granted options to purchase shares of the Company's Common Stock pursuant to the terms of the Company's 1995 Directors' Stock Option Plan (the "Directors' Option Plan"). Under such plan, each person that was a nonemployee director of the Company on the date of the Company's initial public offering, which was December 11, 1995, was granted an option to purchase 20,000 shares of Common Stock on the date of such offering and each person who thereafter first becomes a nonemployee director will be granted an option to purchase 20,000 shares of Common Stock on the date on which he or she first becomes a nonemployee director (the "First Option"). Thereafter, on January 1 of each year, commencing January 1, 1997, each nonemployee director will be automatically granted an additional option to purchase 5,000 shares of Common Stock (a "Subsequent Option") if, on such date, he or she has served on the Company's Board of Directors for at least six months. The Directors' Plan provides that the First Option will become exercisable in installments as to 25% of the total number of shares subject to the

First Option on each anniversary of the date of grant of the First Option and each Subsequent Option will become exercisable in full on the first anniversary of the date of grant of that Subsequent Option. Options granted under the Directors' Option Plan have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, and a term of ten years. Pursuant to the Directors' Option Plan, on January 1, 1997, each nonemployee director who was a director as of such date was granted an option to purchase 5,000 shares of Common Stock at an exercise price of $4.50 per share. Pursuant to the Directors' Option Plan, on April 9, 1997, Mr. Heimbuck, who became a director on such date, was granted a First Option to purchase 20,000 shares of Common Stock at an exercise price of $3.50 per share. In addition, the Board of Directors granted Mr. Heimbuck options for 25,000 and 5,000 shares of Common Stock at an exercise price of $3.50 per share, of which the option for 5,000 shares is subject to stockholder approval. The terms of such options, including vesting terms, are substantially similar to the terms of the First Option.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and holders of more than ten percent of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 29, 1996 the Company's officers, directors and holders of more than ten percent of the Company's Common Stock complied with all applicable Section 16(a) Filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


     The following table shows the compensation received by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company for the fiscal years ended December 29, 1996, December 31, 1995 and December 31, 1994 (collectively, the "Named Executive Officers"):



                                         ANNUAL COMPENSATION                      LONG-TERM COMPENSATION AWARDS
                            ---------------------------------------------    ---------------------------------------
                                                             OTHER ANNUAL     RESTRICTED     SECURITIES    ALL OTHER
                                       SALARY      BONUS       COMPEN-          STOCK        UNDERLYING     COMPEN-
NAME AND PRINCIPAL POSITION  YEAR      ($)(1)     ($)(1)      SATION($)      AWARDS($)(2)    OPTIONS(#)    SATION($)
--------------------------- -------   --------    -------    ------------    ------------    ----------    ---------
Todd Basche                   1996    $199,624    $20,000           --              --              --           --
  Vice President of           1995    $169,000         --           --          $    0              --           --
  Engineering                 1994    $140,000         --           --          $    0          75,000           --
David D. Craft                1996    $175,922    $19,500           --              --          40,000           --
  Vice President of           1995    $148,500         --           --              --          30,000           --
  Operations                  1994    $125,000         --           --              --          60,000
Geoffrey C. Darby(3)          1996    $160,214    $20,000           --              --          30,000           --
  Vice President of Finance   1995    $135,000    $30,000           --              --          20,000           --
  and Administration and      1994    $ 54,519         --           --          $    0              --           --
  Chief Financial Officer
Bruce S. Mowery(4)            1996    $153,382    $35,000           --              --         150,000           --
  Vice President of           1995          --         --           --              --              --           --
  Marketing                   1994          --         --           --              --              --           --
Michael A. McConnell(5)       1996    $244,417         --           --              --              --           --
  President and Chief         1995    $166,000         --           --          $    0              --           --
  Executive Officer           1994          --         --           --              --              --           --


---------------


(1) Includes amounts paid in 1997 for services rendered in 1996.



(2) There were no restricted stock awards to the Named Executive Officers during 1996. The aggregate number and value of shares of restricted Common Stock of the Company outstanding at December 29,

    1996 and held by the Named Executive Officers as group was 1,094,565 shares and $5,190,427 (net of the consideration paid by the Named Executive Officers), respectively, based on the closing price of the Company's Common Stock of $5.13 per share as reported on the Nasdaq National Market on December 27, 1996.



     On February 21, 1994, Mr. Basche purchased 100,000 shares of restricted Common Stock under the Company's 1993 Restricted Stock Purchase Plan. These shares are subject to repurchase by the Company, at the original $0.15 per share purchase price, upon Mr. Basche's cessation of service prior to vesting in those shares. Such right of repurchase lapsed with respect to 25% of these shares on March 11, 1994, and has continued to lapse at a rate of approximately 2% per month after such date.


     On April 12, 1995, Mr. Basche purchased 100,000 shares of restricted Common Stock under the Company's 1993 Restricted Stock Purchase Plan. These shares are subject to repurchase by the Company, at the original $0.40 per share purchase price, upon Mr. Basche's cessation of service prior to vesting of those shares. Such right of repurchase lapses at a rate of approximately 2% per month after February 16, 1995.

     On December 9, 1994, Mr. Darby purchased 110,000 shares of restricted Common Stock under the Company's 1993 Restricted Stock Purchase Plan. These shares are subject to repurchase by the Company, at the original $0.40 per share purchase price, upon Mr. Darby's cessation of service prior to vesting in those shares. Such right of repurchase lapsed with respect to 25% of these shares on August 9, 1995, and will continue to lapse at a rate of approximately 2% per month after such date.


     On April 12, 1995, Mr. McConnell purchased 560,000 shares of restricted Common Stock under the Company's 1993 Restricted Stock Purchase Plan. These shares are subject to repurchase by the Company, at the original $0.40 per share purchase price, upon Mr. McConnell's cessation of service prior to vesting of those shares. Such right of repurchase lapsed with respect to 25% of these shares on January 23, 1996, and will continue to lapse at a rate of approximately 2% per month after such date.



(3) Mr. Darby joined the Company in September 1994. Mr. Darby's annualized base salary for the year ended December 31, 1994 was $135,000.



(4) The Company hired Bruce S. Mowery as its Vice President of Marketing in March 1996. Mr. Mowery's annualized base salary for the fiscal year ended December 29, 1996 is $190,000.



(5) In April 1997, Mr. McConnell resigned as President and Chief Executive Officer of the Company and Mr. Smart was appointed as President and Chief Executive Officer of the Company. In connection with such resignation, Mr. McConnell entered into a severance agreement with the Company. See "Item 13 -- Certain Relationships and Related Transactions."


STOCK OPTION GRANTS IN FISCAL YEAR 1996

     The following table sets forth information for the Named Executive Officers with respect to grants of options to purchase Common Stock of the Company made in the fiscal year ended December 29, 1996 and the value of all options held by such executive officers on December 29, 1996.

                                                                                         POTENTIAL REALIZABLE
                                                INDIVIDUAL GRANTS                          VALUE AT ASSUMED
                            ----------------------------------------------------------      ANNUAL RATES OF
                              NUMBER OF       % OF TOTAL                                      STOCK PRICE
                             SECURITIES        OPTIONS         EXERCISE                    APPRECIATION FOR
                             UNDERLYING       GRANTED TO          OR                        OPTION TERM(3)
                               OPTIONS       EMPLOYEES IN     BASE PRICE    EXPIRATION   ---------------------
           NAME             GRANTED(#)(1)   FISCAL YEAR(2)      ($/SH)         DATE       5%($)       10%($)
--------------------------  -------------   --------------   ------------   ----------   --------   ----------
David D. Craft............      40,000           2.19           $ 6.50        07/25/06   $163,513   $  414,373
Geoffrey C. Darby.........      30,000            1.6           $ 6.50        07/25/06   $122,634   $  310,780
Bruce S. Mowery...........     150,000            8.2           $ 6.50        07/25/06   $613,172   $1,553,899

---------------

(1) No stock appreciation rights (SARs) were granted during 1996. All options were granted pursuant to the Company's 1993 Incentive Stock Option Plan. Mr. Craft's and Mr. Darby's grants commence vesting upon the date of grant, and vest at a rate of approximately 2% per month. Mr. Mowery's grant vests at the rate of 25% on the first anniversary of the grant date and approximately 2% per month thereafter. Each grant continues to vest as long as the optionee remains an employee with or consultant to the Company. The maximum term of each option granted is ten years from the date of grant. The exercise price is equal to the fair market value of the stock on the grant date.


(2) There were an aggregate of 1,427,600 shares granted in 1996 under the Company's 1993 Incentive Stock Option Plan, with an aggregated value of $9,287,825, based on the closing price of the Company's Common Stock of $5.13 per share as reported on the Nasdaq National Market on December 27, 1996.


(3) Potential realizable values are reported net of the option exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent on the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996 AND YEAR END OPTION VALUES

     The following table sets forth information for each of the Named Executive Officers concerning options exercised during the fiscal year ended December 29, 1996. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding options and the fair market value of the Company's Common Stock as of December 29, 1996.


                                                             NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                   SHARES       VALUE       OPTIONS AT 12/29/96(1)            AT 12/29/96(2)
                                ACQUIRED ON    REALIZED   ---------------------------   ---------------------------
             NAME               EXERCISE (#)     ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------------  ------------   --------   -----------   -------------   -----------   -------------
Todd Basche...................       --           --         32,395         33,334       $ 159,062      $ 161,628
David D. Craft................       --           --         41,457         88,543       $ 182,584      $ 136,366
Geoffrey C. Darby.............       --           --          3,125         46,875              --      $  17,600
Bruce S. Mowery...............       --           --             --        150,000              --             --
Michael A. McConnell..........       --           --             --             --              --             --


---------------


(1) No stock appreciation rights (SARs) were outstanding during 1996.



(2) Based on the closing price of the Company's Common Stock of $5.13 per share as reported on the Nasdaq National Market on December 27, 1996.



CHANGE-IN-CONTROL AGREEMENTS



     In September 1996, the Company entered into Employment Agreements with each of its executive officers pursuant to which such individuals, in the event of an involuntary termination of their employment with the Company (other than for cause), which involuntary termination includes a material reduction in job responsibilities, a greater than 20% reduction in annual base compensation, or the requirement that the executive officer relocate to a location outside of the San Francisco Bay Area prior to, but in contemplation of, or within twelve (12) months after, a Change of Control of the Company (as defined below), will be entitled to receive payment of six (6) months severance and acceleration of vesting on the greater of one-half of their unvested stock options or restricted stock grants previously granted by the Company or the number of option shares or shares of restricted stock previously granted by the Company that would have vested if such individual remained an employee of the Company for one year after the date of such involuntary termination. A Change of Control is deemed to include: (i) the acquisition by any individual person or entity of twenty percent (20%) or more of the Company's total voting power without the consent of the Company or its Board of Directors; (ii) a merger or consolidation of the Company, not approved by the Company or its Board of Directors, pursuant to which at least fifty percent (50%) of the total voting power represented by the voting securities of the Company prior to such Change of Control does not continue to represent at least fifty percent (50%) of the total voting power of the Company after such occurrence; (iii) a liquidation or sale or disposition of all or substantially all of the Company's assets without approval by the Company's stockholders; or (iv) a change in the composition of the Company's Board of Directors such that fewer than a majority of the directors are either those who were serving as of October 22, 1996 ("Incumbent Directors") or are elected to the Board by the Incumbent Directors.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee was formed in August 1995 to review and approve the compensation and benefits for the Company's executive officers, administer the Company's stock purchase and option plans and make recommendations to the Board of Directors regarding such matters. Directors Harding and Marquardt comprised the Compensation Committee of the Board of Directors during 1996. Neither Dr. Harding nor Mr. Marquardt has ever been an officer or employee of the Company or any of its subsidiaries, nor were there any compensation committee interlocks or other relationships during 1996 requiring disclosure under item 402(j) of Regulation S-K of the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's Common Stock as of March 31, 1997 as to (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers (as named in the Summary Compensation Table), and (iv) all directors and executive officers as a group.


                                                                            SHARES BENEFICIALLY
                                                                                 OWNED(1)
                                                                           ---------------------
                           NAME OF STOCKHOLDER                              NUMBER       PERCENT
-------------------------------------------------------------------------  ---------     -------
Technology Venture Investors-IV(2).......................................  2,191,199      11.3 %
  2480 Sand Hill Road
  Menlo Park, CA 94025
Morgan Stanley Venture Capital Fund II, L.P.(3)..........................  1,755,000       9.1
  3000 Sand Hill Road
  Building 4, Suite 250
  Menlo Park, CA 94025
Parvest U.S. Partners II, C.V.(4)........................................  1,647,779       8.8
  Partech International, Inc.
  101 California Street -- Suite 3150
  San Francisco, CA 94111
Kleiner Perkins Caufield & Byers VI (5)..................................  1,075,612       5.6
  2750 Sand Hill Road
  Menlo Park, CA 94025
William J. Harding(3)....................................................  1,755,000       9.1
Jeffrey Heimbuck.........................................................          0
David F. Marquardt(2)....................................................  2,191,199      11.3
Michael A. McConnell.....................................................    573,331       3.0
Vincent Worms (4)........................................................  1,647,779       8.8
J. Larry Smart...........................................................     15,000        *
Todd Basche(6)...........................................................    285,671       1.5
David D. Craft(6)........................................................    182,105        *
Geoffrey C. Darby(6).....................................................    122,595        *
Murray Dennis(6).........................................................      3,124        *
Bruce S. Mowery(6).......................................................      8,124        *
All directors and executive officers as a group
  (11 persons)(2)(3)(5)(6)...............................................  6,833,928      35.2

---------------
 *  Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 1997 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.


(2) Includes 1,942,432 shares owned by Technology Venture Investors IV, L.P., 227,031 shares owned by TVI Partners-IV, L.P., 16,736 shares owned by TVI Affiliates-IV, L.P., and 5,000 shares issuable upon exercise of an outstanding option exercisable within 60 days of March 31, 1997 held by David F. Marquardt. Mr. Marquardt is a director of the Company, is a general partner of TVI Management-IV, L.P., which is the sole general partner of Technology Venture Investors IV, L.P., TVI Partners-IV, L.P. and TVI Affiliates-IV, L.P, and, as such, Mr. Marquardt may be deemed to share voting and investment power with respect to such shares. Mr. Marquardt disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such shares. Also includes 3,450 shares held directly by Mr. Marquardt.



(3) Includes 1,159,959 shares owned by Morgan Stanley Venture Capital Fund II, L.P., 301,052 shares owned by Morgan Stanley Venture Investors, L.P., 288,989 shares owned by Morgan Stanley Venture Capital Fund II, C.V., and 5,000 shares issuable upon exercise of an outstanding option exercisable within 60 days of March 31, 1997 held by William J. Harding, a director of the Company. Mr. Harding is a general partner of Morgan Stanley Venture Partners II, L.P., the general partner of Morgan Stanley Venture Capital Fund II, L.P., Morgan Stanley Venture Investors, L.P. and Morgan Stanley Venture Capital Fund II, C.V. and, as such, may be deemed to share voting and investment power with respect to such shares. Dr. Harding disclaims beneficial ownership with respect to such shares except to the extent of his pecuniary interest in such shares.



(4) Includes 869,722 shares owned by Parvest U.S. Partners II, C.V., 361,945 shares owned by Paribas U.S. Partners, V.O.F., 394,494 shares held by certain entities that may be deemed affiliated with Parvest U.S. Partners II, C.V. and Paribas U.S. Partners, V.O.F., and 5,000 shares issuable upon exercise of an outstanding option exercisable within 60 days of March 31, 1997 held by Vincent Worms. Mr. Worms is a director of the Company, is a general partner of Parvest U.S. Partners II, C.V. and is a general partner of the general partner of the investment general partner of Paribas U.S. Partners, V.O.F. and, as such, may be deemed to share voting and investment power with respect to such shares. Mr. Worms disclaims beneficial ownership with respect to such shares except to the extent of his pecuniary interest in such shares. Also includes 16,000 shares held directly by Mr. Worms.



(5) Includes 928,221 shares owned by Kleiner Perkins Caufield & Byers VI, 142,391 shares held by KPCB VI Founders' Fund. KPCB VI Associates is the general partner of Kleiner Perkins Caufield & Byers VI and KPCB VI and 5,000 shares issuable upon exercise of outstanding options held by James P. Lally as of March 1997, who resigned as a director of the Company in March 1997. Mr. Lally is a general partner of KPCB VI Associates and a limited partner of Kleiner Perkins Caufield & Byers VI and, as such may be deemed to share voting and investment power with respect to such shares.



(6) Includes 15,000 shares issuable upon the exercise of outstanding options held by Mr. Smart, 44,374 shares issuable upon the exercise of outstanding options held by Mr. Basche, 51,874 shares issuable upon the exercise of outstanding options held by Mr. Craft, 6,250 shares issuable upon the exercise of outstanding options held by Mr. Darby, 3,124 shares issuable upon exercise of outstanding options held by Mr. Dennis, and 8,124 shares issuable upon exercise of outstanding options held by Mr. Mowery which are currently exercisable or exercisable within 60 days of March 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In February 1996, the Company entered into a Settlement Agreement and Mutual Release with Marc Randolph, who was then the Vice President of Marketing of the Company, pursuant to which Mr. Randolph's position as an officer of the Company was terminated. In addition, under such severance agreement, Mr. Randolph remained an employee of the Company until September 1996, and continued to vest in shares of Common Stock held by him until such time. In connection with Mr. Randolph's termination of employment in September 1996, the Company repurchased 129,167 shares of Common Stock from Mr. Randolph at the original issue price of $0.40 per share, which shares were purchased by Mr. Randolph in April 1995 as part of the purchase of 200,000 shares of Common Stock under the Company's 1993 Restricted Stock Purchase Plan in consideration of a promissory note issued to the Company in the principal amount of $80,000. In connection with such repurchase, the Company canceled $51,666.80 under such promissory note and Mr. Randolph repaid the remaining principal and interest owing under such note.



     In May 1996, the Company entered into a Settlement Agreement and Mutual Release with Linda Starr, who was then the Vice President of Sales of the Company, pursuant to which Ms. Starr's employment with the Company terminated. In connection with such termination, the Company paid Ms. Starr $115,000 as severance pay and accelerated the vesting of 13,125 shares under an option to purchase 70,000 shares of Common Stock at an exercise price of $0.40 per share and 1,875 shares under an option to purchase 10,000 shares of Common Stock at an exercise price of $0.40 per share in addition to the number of shares that were vested under such option grants as of the date of Ms. Starr's termination.


     In April 1995, the Company sold to Michael A. McConnell, the President and Chief Executive Officer of the Company, 560,000 shares of restricted Common Stock at a purchase price of $0.40 per share pursuant to the Company's 1993 Restricted Stock Purchase Plan. These shares are subject to repurchase by the Company, at the original $0.40 per share purchase price, upon Mr. McConnell's cessation of service prior to vesting in those shares. In connection with the share purchase, the Company loaned $224,000 to Mr. McConnell pursuant to a promissory note secured by the 560,000 shares of restricted Common Stock purchased by Mr. McConnell. In April 1997, the Company entered into a Settlement Agreement and Mutual Release with Michael A. McConnell, who was then the President, Chief Executive Officer and a director of the Company, pursuant to which Mr. McConnell resigned his position as an officer of the Company as of April 3, 1997. In addition, under such agreement, Mr. McConnell will remain a part-time employee of the Company at his current base salary until September 30, 1997 and will continue to vest in such shares until such time. The Company intends to repurchase the unvested shares at that time. Furthermore, under such agreement, Mr. McConnell will remain a director of the Company until requested to resign by the Company's Board of Directors.


     In September 1996, the Company entered into Employment Agreements with each of its executive officers. See "Item 11 -- Executive
Compensation -- Change-in-Control Agreements."


     The Company believes that the relationships set forth above are on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

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
10.12(1)**    Loan Agreement dated March 31, 1994 between the Registrant and Todd Basche.
10.13(1)      LZW Paper Input System Patent License Agreement dated October 20, 1995 between the Registrant and Unisys Corporation.
10.14(1)      Patent License agreement dated November 13, 1995 between the Registrant and Wang
              Laboratories, Inc.
10.15(1)      Loan and Security Agreement dated November 28, 1995 between the Registrant and
              Silicon Valley Bank.
10.16(2)      Amendment No. 2 dated December 15, 1995 to OEM Agreement dated November 2, 1994 between the Registrant and Hewlett-Packard Company.
10.17(2)      Amendment No. 3 dated January 31, 1995 to OEM Agreement dated November 2, 1994 between the Registrant and Hewlett-Packard Company.
10.18(3)      OEM Agreement dated June 30, 1995 between the Registrant and Compaq Computer
              Corporation.
10.19(4)      Building Lease dated May 21, 1996 between the Registrant and John Arrillaga,
              Trustee, or his Successor Trustee, UTA dated 7/20/77 (Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated
              7/20/77 (Richard T. Peery, Separate Property Trust) as amended.
10.20(5)      Software License Agreement dated August 14, 1996 between the Registrant and
              Hewlett-Packard Company.
10.21**       Form of Employment Agreement between the Registrant and each of its Executive
              Offices.
11.1          Calculation of Earnings Per Share.
23.1          Consent of Price Waterhouse LLP
24.1(7)       Power of Attorney.
27.1          Financial Data Schedule


---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-98356) filed with the Commission on October 19, 1995.


(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


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

(5) Incorporated by reference from Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(6) Incorporated by reference from Exhibit 4.1 of the Registrant's current Report on Form 8-K dated October 30, 1996.


(7) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.


 ** Management compensatory plan or arrangement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on April 25, 1997.


                                          VISIONEER, INC.

                                          By:
                                            ------------------------------------
                                                     Geoffrey C. Darby
                                               Vice President of Finance and
                                             Administration and Chief Financial
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                                 TITLE                          DATE
-----------------------------------  ------------------------------------------  ---------------

       /s/  J. LARRY SMART*            President, Chief Executive Officer and     April 25, 1997
-----------------------------------                   Director
          J. Larry Smart                   (Principal Executive Officer)

       /s/ GEOFFREY C. DARBY               Vice President of Finance and          April 25, 1997
-----------------------------------   Administration, Chief Financial Officer
         Geoffrey C. Darby              (Principal Financial and Accounting
                                                      Officer)

    /s/  MICHAEL A. MCCONNELL*                        Director                    April 25, 1997
-----------------------------------
       Michael A. McConnell

     /s/  WILLIAM J. HARDING*                         Director                    April 25, 1997
-----------------------------------
        William J. Harding

       /s/  JEFFREY HEIMBUCK                          Director                    April   , 1997
-----------------------------------
         Jeffrey Heimbuck

     /s/  DAVID F. MARQUARDT*                         Director                    April 25, 1997
-----------------------------------
        David F. Marquardt

        /s/  VINCENT WORMS*                           Director                    April 25, 1997
-----------------------------------
           Vincent Worms

    *By: /s/ GEOFFREY C. DARBY                                                    April 25, 1997
-----------------------------------
         Geoffrey C. Darby
         Attorney-in-fact

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

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                             NUMBERED
 NUMBER                             DESCRIPTION OF EXHIBITS                            PAGE
---------    -----------------------------------------------------------------------------------
10.20(5)     Software License Agreement dated August 14, 1996 between the
             Registrant and Hewlett-Packard Company................................
10.21(7)**   Form of Employment Agreement between the Registrant and each of its
             Executive Officers....................................................
11.1         Calculation of Earnings Per Share.....................................
23.1         Consent of Price Waterhouse LLP.......................................
24.1(2)      Power of Attorney.....................................................
27.1         Financial Data Schedule...............................................


---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-98356) filed with the Commission on October 19, 1995.


(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


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

(5) Incorporated by reference from Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(6) Incorporated by reference from Exhibit 4.1 of the Registrant's current Report on Form 8-K dated October 30, 1996.


(7) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.


 ** Management compensatory plan or arrangement.