Form 10-Q
period 1997-03-30
VISIONEER INC
filed 1997-05-15
CIK 1002517

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED MARCH 30, 1997       COMMISSION FILE NUMBER 0-27038

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

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of April 30, 1997 was 19,382,337.

================================================================================

                                VISIONEER, INC.

                                   FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 1997

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I: FINANCIAL INFORMATION

Item 1.   Financial Statements
          a) Condensed Balance Sheets at March 31, 1997 and December 31, 1996...........     2

          b) Condensed Statements of Operations for the three month periods ended March
          31, 1997 and March 31, 1996...................................................     3

          c) Condensed Statements of Cash Flows for the three month periods ended March
          31, 1997 and March 31, 1996...................................................     4

          d) Notes to Condensed Financial Statements....................................     5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................     7

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................    15

Item 2.   Changes in Securities.........................................................    15

Item 3.   Defaults Upon Senior Securities...............................................    15

Item 4.   Submission of Matters to a Vote of Security Holders...........................    15

Item 5.   Other Information.............................................................    15

Item 6.   Exhibits and Reports on Form 8-K..............................................    15

Signatures..............................................................................    16

                                     PART 1

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                VISIONEER, INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                        MARCH
                                                                         31,        DECEMBER 31,
                                                                         1997           1996
                                                                       --------     ------------
Current assets:
  Cash and cash equivalents..........................................  $ 23,639       $ 22,391
  Short-term investments.............................................     1,473          8,747
  Restricted cash....................................................        62             62
  Accounts receivable, less allowances of $5,156 and $3,931..........     4,946         10,780
  Inventory..........................................................     2,563          4,508
  Prepaid expenses and other current assets..........................     1,855            911
                                                                       ---------     ---------
     Total current assets............................................    34,538         47,399
Property and equipment, net..........................................     3,392          4,158
Other assets.........................................................       228            228
                                                                       ---------     ---------
                                                                       $ 38,158       $ 51,785
                                                                       =========     =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................  $ 10,455       $ 11,449
  Deferred revenue...................................................       763            334
  Accrued sales and marketing incentives.............................     1,870          2,474
  Accrued payable to sub-contractors.................................     5,055          1,100
  Accrued liabilities................................................     3,488          3,235
                                                                       ---------     ---------
     Total current liabilities.......................................    21,631         18,592
                                                                       ---------     ---------
Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares authorized at
     March 31, 1997 and December 31, 1996; 19,380,160 and 19,202,609
     shares issued and outstanding at March 31, 1997 and December 31,
     1996, respectively..............................................        19             19
  Additional paid-in-capital.........................................    87,393         86,951
  Deferred compensation relating to stock options....................      (225)          (250)
  Notes receivable from stockholders.................................      (329)          (329)
  Accumulated deficit................................................   (70,331)       (53,198)
                                                                       ---------     ---------
     Total stockholders' equity......................................    16,527         33,193
                                                                       ---------     ---------
                                                                       $ 38,158       $ 51,785
                                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1997        1996
                                                                          --------     -------
Revenues:
  Product revenues......................................................  $  8,560     $13,200
  Royalty revenues......................................................     1,488       5,006
                                                                          --------     -------
          Total net revenues............................................    10,048      18,206
                                                                          --------     -------
Cost of revenues:
  Cost of product revenues..............................................    17,510      10,536
  Cost of royalty revenues..............................................        85         711
                                                                          --------     -------
          Total cost of revenues........................................    17,595      11,247
                                                                          --------     -------
Gross profit (loss).....................................................    (7,547)      6,959
                                                                          --------     -------
Operating expenses:
  Research and development..............................................     3,030       2,372
  Selling, general and administrative...................................     6,889       5,133
                                                                          --------     -------
          Total operating expenses......................................     9,919       7,505
                                                                          --------     -------
Operating loss..........................................................   (17,466)       (546)
Interest income.........................................................       341         612
Interest expense........................................................        (8)         (9)
                                                                          --------     -------
Net income (loss).......................................................  $(17,133)    $    57
                                                                          ========     =======
Net income (loss) per share.............................................  $  (0.89)    $  0.00
                                                                          ========     =======
Weighted average common shares and equivalents..........................    19,282      20,462
                                                                          ========     =======

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................................  $(17,133)    $     57
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization.....................................       633          407
     Accounts receivable allowances....................................     1,225         (261)
     Other.............................................................        25           25
     Changes in assets and liabilities:
       Accounts receivable.............................................     4,609       (5,048)
       Inventory.......................................................     1,945       (1,068)
       Prepaid expenses and other current assets.......................      (944)         350
       Other assets....................................................        --            3
       Accounts payable................................................      (994)      (2,161)
       Deferred revenue................................................       429         (962)
       Accrued sales and marketing incentives..........................      (604)         904
       Accrued payable to sub-contractors..............................     3,955          125
       Other accrued liabilities.......................................       253        1,429
                                                                         ---------    ---------
Net cash used in operating activities..................................    (6,601)      (6,200)
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of short-term investments......................     7,274       (4,971)
  Capital expenditures for property and equipment......................       133         (558)
                                                                         ---------    ---------
Net cash provided by (used in) investing activities....................     7,407       (5,529)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net..........................       442        6,580
  Payments on capitalized lease obligations............................        --          (58)
                                                                         ---------    ---------
Net cash provided by financing activities..............................       442        6,522
                                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents...................     1,248       (5,207)
Cash and cash equivalents at beginning of period.......................    22,391       39,909
                                                                         ---------    ---------
Cash and cash equivalents at end of period.............................  $ 23,639     $ 34,702
                                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION:

     The accompanying unaudited condensed financial statements of Visioneer, Inc. (the "Company" or "Visioneer") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, these interim condensed financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1997, and for other periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or any future period.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     The Company's fiscal year ends on the Sunday closest to December 31. Accordingly, fiscal 1997 will end December 28, 1997 and will contain 52 weeks, fiscal 1996 ended December 29, 1996 and contained 52 weeks. The Company reports quarterly results on thirteen-week quarterly periods, each ending on the Sunday closest to month-end. For purposes of presentation, the Company has indicated its accounting year as ending December 31 or its interim quarterly periods as ending on the respective calendar month-end.

NOTE 2. BALANCE SHEET COMPONENTS:

     Inventory consists of the following (in thousands):

                                                               MARCH 31,     DECEMBER 31,
                                                                 1997            1996
                                                               ---------     ------------
        Raw materials......................................     $   431         $1,433
        Work-in-process....................................       1,577          1,453
        Finished goods.....................................         555          1,622
                                                                 ------         ------
                                                                $ 2,563         $4,508
                                                                 ======         ======

     During the quarter ended March 31, 1997, the Company recorded inventory reserves and write-offs of $3.8 million. Also, included in other current liabilities is an additional $5.0 million of reserves, which the Company recorded in the quarter ended March 31, 1997, in connection with the cancellation of certain purchase commitments.

     Property, plant and equipment, net consist of the following (in thousands):

                                                               MARCH 31,     DECEMBER 31,
                                                                 1997            1996
                                                               ---------     ------------
        Machinery and equipment............................     $ 3,809         $5,129
        Software...........................................         990          1,259
        Leasehold improvements.............................         281            368
        Furniture and fixtures.............................         626            607
                                                                 ------         ------
                                                                  5,706          7,363
        Accumulated depreciation and amortization..........      (2,314)        (3,205)
                                                                 ------         ------
                                                                $ 3,392         $4,158
                                                                 ======         ======

NOTE 3. NET INCOME PER SHARE AND NET LOSS PER SHARE:

     Net income per share and net loss per share data are based upon the weighted average number of outstanding shares of common stock plus dilutive common stock equivalents. Common stock equivalents include stock options and warrants (using the treasury stock method).

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's fiscal year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement on January 1, 1996 it would not have had a material impact on the reported earnings (loss) per share for the three months ended March 31, 1997 and 1996.

NOTE 5. LITIGATION AND PATENT INFRINGEMENT CLAIMS:

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described under "Additional Factors That May Affect Future Results," and those mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

     Visioneer designs, develops and markets intelligent paper input systems and image management software. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The success of the Company will depend on its ability to adopt certain product cost reduction measures, thereby improving its gross margins, and implement certain expense reduction measures while generating sales of PaperPort products significantly in excess of sales during the past several quarters. This in turn will depend in part on the ability of the Company to convince end users to adopt paper management systems for the desktop and to educate end users about the benefits of the Company's products. There can be no assurance that the Company will be successful in reducing its costs and expenses, nor is there any assurance that the market for paper input systems will develop or that the Company will achieve broad market acceptance of its products. The Company has incurred annual net losses since inception. There can be no assurance that the Company will be able to attain profitability during any particular period or in the near future. As of March 31, 1997, the Company had an accumulated deficit of $70.3 million. Although the Company had experienced revenue growth during several quarters, the growth rates have neither been consistent nor sustainable and are not indicative of future operating results.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of total net revenues, certain selected financial data for the three month periods ended March 31, 1997 and March 31, 1996.

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   ------------------
                                                                    1997        1996
                                                                   -------     ------
        Revenues:
          Product revenues.......................................    85.2%      72.5%
          Royalty revenues.......................................    14.8%      27.5%
                                                                   -------     ------
                  Total net revenues.............................   100.0%     100.0%
                                                                   -------     ------
        Cost of revenues:
          Cost of product revenues...............................   174.3%      57.9%
          Cost of royalty revenues...............................     0.8%       3.9%
                                                                   -------     ------
                  Total cost of revenues.........................   175.1%      61.8%
                                                                   -------     ------
        Gross profit (loss)......................................   (75.1%)     38.2%
                                                                   -------     ------
        Operating expenses:
          Research and development...............................    30.2%      13.0%
          Selling, general and administrative....................    68.6%      28.2%
                                                                   -------     ------
                  Total operating expenses.......................    98.7%      41.2%
                                                                   -------     ------
        Operating loss...........................................  (173.8%)     (3.0%)
        Interest income..........................................     3.4%       3.4%
        Interest expense.........................................    (0.1%)     (0.0%)
                                                                   -------     ------
        Net income (loss)........................................  (170.5%)      0.3%
                                                                   =======     ======

  TOTAL NET REVENUES

     Total net revenues decreased 45% to $10.0 million for the first quarter ended March 31, 1997 from $18.2 million for the comparable quarter in 1996. The decrease was attributable to several factors. First, retail scanner unit shipments were down in the first quarter of 1997 over the first quarter of 1996. The sheet-fed scanner market is transitioning from black and white to color much more rapidly than the Company had anticipated and the corporate market is not developing as quickly as the Company had expected. Second, the revenues for the quarter ended March 31, 1997 were also adversely impacted by an average 20% reduction in scanner prices made by the Company effective February 1, 1997. Third, the royalties from the Company's OEM partners declined significantly during the first quarter of 1997 as compared to the first quarter of 1996 as Hewlett-Packard stopped purchasing the Company's product in the second quarter of 1996 and royalties from Compaq have been significantly below the Company's expectations. As a result of the slower than anticipated sales of the Compaq scanner keyboard product, the Company and Compaq have mutually agreed to terminate the OEM licensing agreement. There will be no further revenues associated with this agreement. Finally, as a result of anticipated future pricing actions and the planned introduction of new products, the Company recorded price protection reserves of $2.5 million during the quarter ended March 31, 1997.

     During the quarter ended March 31, 1997, the Company recorded revenues from sales of its first standalone software product, PaperPort Deluxe. Net revenues from PaperPort Deluxe accounted for approximately 17% of total net revenues for the quarter ended March 31, 1997. PaperPort Deluxe software offers many new paper management features and is compatible with the Windows 95 and Windows NT operating systems. It communicates with most TWAIN-compliant input devices. PaperPort Deluxe turns many scanners, multi-function-peripherals and digital cameras into a versatile solution for sending, filing, copying and finding paper and photographs.

     Total net revenues from international sales were approximately 13% of total net revenues for the first quarter ended March 31, 1997 compared to 10% for the comparable period in 1996. Although international revenues, as a percentage of total net revenues, increased from year to year, absolute international revenues decreased by 21%. As part of an effort to reduce costs and maximize return on investment, the Company reevaluated its international sales and marketing strategy. In April 1997, the Company terminated its local sales operations for Europe and the Asia-Pacific regions and will focus on distribution partners who have established sales outlets and local country expertise. As a consequence, in the near term, it is unlikely that the Company will be able to sustain the same level of revenues from international sales as it has experienced in the pervious several quarters.

     The introduction of major new products and enhancements of existing products, are expected to have a significant impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of any new product may increase in the first few months following introduction due to the purchase of initial inventory by the Company's distribution channels. Thereafter, revenues may decline or stabilize until the end of a product life cycle, at which time revenues are likely to decline significantly. Many competitors have entered the market in the last 24 months and although they helped to establish market demand for paper input products, they also have applied significant pricing pressures to which the Company has had to respond. Due to the inherent uncertainties of product development and new product introductions, the Company cannot accurately predict the exact quarter in which a new product or version will be ready to ship. Any delay in the scheduled release of major new products would have a material adverse impact on the Company's total net revenues and operating results.

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

  TOTAL COST OF REVENUES

     Total cost of revenues as a percentage of total net revenues was 175% in the first quarter ended March 31, 1997 compared to 62% for the comparable period in 1996. The total cost of revenues increased to $17.6 million in the first quarter of 1997 as compared to $11.2 million in the first quarter of 1996. The increase was a result of charges taken for write-offs and increased reserves relating to excess and obsolete inventory and cancellation of certain purchase commitments. A substantial portion of the total manufacturing cost of the PaperPort is represented by various components, particularly PCBAs, a contact image sensor array and the Company's proprietary ASIC. Prices and availability of these components can fluctuate significantly. Because the market for paper input systems and, in particular, the Company's products, is new and rapidly evolving, the Company's ability to forecast its demand for finished goods and key components was and still is limited and involves a substantial amount of risk. The Company believes that the market is transitioning to color scanners much faster than originally anticipated and the corporate market is not developing as quickly as originally expected. Based on these factors, the Company recorded charges of approximately $9.5 million to cover estimated cancellation charges and to increase inventory related reserves in the quarter ended March 31, 1997. Due to variations in product mix, planned and unplanned pricing actions, and manufacturing related costs associated with future product transitions, the Company anticipates quarterly fluctuations and continued pressure on its cost of revenues and gross margins for the balance of 1997, which will have a material adverse effect on the financial condition and results of operations of the Company.

  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased 28% in absolute dollars to $3.0 million in the quarter ended March 31, 1997 from $2.4 million in the comparable quarter in 1996, while increasing as a percentage of total net revenues to 30% from 13%. The increase in spending was primarily due to increased spending associated with the development and prototyping of new products. At March 31, 1997, the Company employed 51 employees and 17 consultants in research and development compared to 52 employees and 7 consultants at March 31, 1996. The Company believes that the development of new products and the enhancement of existing products is essential to its success, and will continue to invest in activities which it believes are essential to the success of the Company. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 34% in absolute dollars to $6.9 million in the quarter ended March 31, 1997 from $5.1 million in the comparable quarter in 1996. As a percentage of total net revenues, selling, general and administrative expense increased to 69% from 28%. The increase in spending was primarily attributed to three factors. First, to expand overall market demand and build the Company's brand name and product awareness, the Company made substantial investments in sales and marketing. In this regard, sales and marketing expenses increased by $1.2 million, or 37%, in the first quarter in 1997 as compared to the first quarter of 1996. The Company employed 34 employees and 5 contractors in sales and marketing in the quarter ended March 31, 1997 compared to 14 employees and 3 contractors for the same period in 1996. Second, customer support costs increased primarily as a result of the introduction of PaperPort Deluxe software. Finally, general administration expenses, including expenses associated with increased numbers of employees, were increased in order to support the Company's operations. Over the next several months, the Company will consider a number of options which will lower overall research and development, and sales, general and administrative spending. Selling, general and administrative expenses may fluctuate from quarter to quarter, in absolute terms, depending on a variety of factors, including the timing of the introduction of any new products, expansion of the Company's distribution channels, general advertising not related to product introductions and a new international sales and marketing strategy.

  OTHER INCOME, NET

     Other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Other income, net, was $333,000 for the quarter ended March 31, 1997, compared to $603,000 for the quarter ended March 31, 1996. The overall decrease was the result of a decrease in interest income from decreased cash equivalents and short-term investments, as a consequence of the Company's operational losses over the last several quarters.

  TAXATION

     The Company had no tax provision during the quarters ended March 31, 1997 and 1996 due to the net loss incurred. The Company did not record a tax benefit of operating losses in 1995 and 1996, nor for the first three months of 1997 due to the uncertainty of their realization.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments totaled $25.2 million at March 31, 1997 as compared to $31.2 million at December 31, 1996. The $6.0 million decrease was primarily used to fund a $6.6 million use of cash for operating activities for the first three months of 1997. The negative cash flows from operating activities was attributed to net loss of $17.1 million, offset by non-cash charges and changes in working capital.

     The Company believes that due to the relatively long manufacturing lead times and inventory pipelines associated with the Company's products, as the Company introduces and ramps up production of its new products in subsequent quarters, its investment in inventory will continue to represent a significant portion of working capital. As a result of such investments in inventories, the Company may be subject to an increased risk of excess inventory and inventory obsolescence, which could materially adversely affect the Company's operating results and financial condition.

     Cash provided by financing activities for the three months ended March 31, 1997 was $442,000. The majority of the cash resulted from the issuance of new Common Stock in connection with the Company's employee stock purchase plan.

     The Company believes that its existing sources of liquidity are likely to be sufficient to provide adequate cash to fund its operations for the next twelve months. In addition, the Company is negotiating a line of credit to provide an additional source of liquidity. There is no guarantee that this negotiation will be successful, and without additional working capital facilities, the Company's liquidity could come under pressure if its operating results continue to be negatively impacted.

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

  Dependence on Developing Market; Product Concentration

     The market for paper input systems and, in particular, for the Company's PaperPort products, is new and rapidly evolving. The Company currently derives substantially all of its revenues from its PaperPort products and expects that revenues from these products will continue to account for a substantial portion of all of its revenues for the foreseeable future. Broad market acceptance of PaperPort products is critical to the Company's future success. This success will depend in part on the ability of the Company, its distributors and other suppliers of paper input scanners to convince end users to adopt paper input systems for the desktop, and the Company's ability to educate end users about the benefits of its products. This success will also depend in part on the Company's ability to offer competitive hardware and software features in its PaperPort products in a limited period of time.

  Difficulties and Risks Associated with New Product Introduction and
Development

     The market for the Company's products is characterized by rapidly changing technology and frequent new product introductions. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. The development of new, technologically-advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products and product enhancements successfully, that any new products or product enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. New product announcements by the Company could cause customers to defer purchasing existing products or cause the Company to lower prices of its older products, resulting in distributors claiming price protection credits or returning such products to the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

     The introduction of major new products and enhancements of existing products, such as PaperPort mx and PaperPort Deluxe, introduced in the first quarter of 1997, has had and will continue to have a significant impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of any new product may increase in the first few months following introduction due to the purchase of initial inventory by the Company's distributors. Thereafter, revenues may decline or stabilize until the end of a product life cycle, at which time revenues are likely to decline significantly. To this extent, the Company feels that the level of sales of PaperPort Deluxe and PaperPort mx through the balance of 1997 will not match those of the first quarter of 1997.

     The Company must successfully manage the transition to new products and new versions of existing products. At the end of a product life cycle the Company may experience higher rates of return of its older products and may have to lower the prices of such products, which would result in increased price protection charges and could have a material adverse impact on the Company's net revenues and operating results. The Company experienced higher than normal rates of return of its black and white scanner products in the first quarter of 1997 and expects to incur significant price protection charges in connection with the Company's planned release of new products later in 1997. Due to the inherent uncertainties of product development and new product introductions, the Company cannot accurately predict the exact timing in which a new product or version will be ready to ship. Any delay in the scheduled release of major new products would have a material adverse impact on the Company's net revenues and operating results.

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

  Dependence on Contract Manufacturers

     The Company has an independent contract manufacturing agreement with Flextronics. Until the second quarter of 1996, Flextronics had accounted for nearly all of the Company's material procurement, assembly, system integration, testing and quality assurance. Commencing in the second quarter of 1996, the Company began contracting the manufacture of the PaperPort ix, the scanner keyboard, with NMB Technologies, Inc. (NMB) on a purchase order basis. (NMB) will also be manufacturing new products for the Company. As of May 9, 1997, there was no final manufacturing agreement between NMB and the Company. There can be no assurance that a final agreement will be reached, which may result in delayed, interrupted or ceased production of new products. Both manufacturing partners are located in the Far East, and therefore, the Company is exposed to the political and economic risks associated with doing business in this region, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, commencement of production of products at new or existing facilities involves certain start-up risks, such as those associated with the procurement of materials and training of production personnel, which may result in delays and quality issues. The current purchase order arrangement with NMB would allow NMB to terminate the arrangement by not accepting the Company's purchase orders. The unanticipated loss of Flextronics or NMB as manufacturing partners could cause delays in the Company's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event would have a material adverse effect on the Company's business, operation results and financial condition.

     The Company's manufacturing policies are designed to take advantage of lower manufacturing costs overseas, which may, in certain instances, result in excess or insufficient inventory, or inappropriate mix of component inventory, if orders do not match forecasts. To date, the Company's inventory reflects purchases made based on forecasted sales, however, there can be no assurance that actual sales will match sales forecasts. To the extent the Company has excess inventory, the Company may experience inventory write-downs or may have to lower prices of its product which would result in substantial price protection charges and a negative impact on gross margins. In this regard, the Company did experience a significant excess inventory situation during the quarter ended March 31, 1997, and did record significant inventory write-down and price protection charges. Although the Company will be focusing its efforts to reduce its inventory risk over the next several months, there can be no assurance that the Company will not experience a similar adverse excess inventory situation.

  Dependence on Distributors

     To date, the Company has derived a substantial portion of its revenues from sales through its independent distributors. Although the Company has established several strategic OEM partnerships, the Company expects that sales through its independent distributors will continue to account for a substantial portion of its revenues for the foreseeable future. Sales to the top four independent distributors in the first three months of 1997 accounted for 46% of the Company's net revenues compared to 61% for the comparable period of 1996. The Company anticipates that its dependence on any one independent distributor will continue to decrease in the future because of its efforts to expand its distribution channels domestically and internationally. The Company's agreements with its distributors are not exclusive, and each of the Company's distributors can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's independent distributors will continue to offer the Company's products or that the Company will be able to recruit additional or replacement distributors. The loss of one or more of the Company's major distributors would have a material adverse effect on the Company's business, operating results and financial condition. Many of the Company's distributors offer competitive products manufactured by third parties. There can be no assurance that the Company's distributors will f give priority to the marketing of the Company's products as compared to competitors' products. Any reduction or delay in sales of the Company's products by its distributors would have a material adverse effect on the Company's business, operating results and financial condition.

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

  Intensely Competitive Market

     The computer and peripherals industry has been characterized by ongoing rapid price erosion and resulting pressure on gross margins. For example, the suggested retail price of PaperPort Vx, when it was introduced in November 1995, was $369, the suggested retail price as of May 1, 1997 is $229. The Company expects that, based on historical trends in the computer and peripherals industry and, in particular, on the Company's recent observations and experiences in the paper management systems market, prices will continue to decline in the future and that competitors will offer products which meet or exceed performance and capabilities of the Company's products. The Company intends to introduce new hardware designs, software upgrades, accessory products and new software features, in part, to respond to anticipated competitive price pressures and new product introductions. If prices fall faster than expected by the Company, or if the Company reduces its prices in order to become or remain competitive or for any other reason, the Company may be unable to respond with significant cost reductions and its gross margin could be materially adversely affected. In addition, the Company's gross margin will depend in part on other factors outside the Company's control, including the availability and prices of key components, the success of the Company's product transition, competition, the timing and amount of royalties received under its OEM arrangements and general economic conditions. Fluctuations in gross margin could have a material adverse effect on the Company's financial condition and operating results.

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

     None

ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NO.                                  DESCRIPTION
-----------   --------------------------------------------------------------------------
10.22**       1997 Employee Stock Option Plan
10.23**       Director 1997 Compensation Plan
11.1          Statement of Computation of Net Income (Loss) per Common Shares and
              Equivalents
27.1          Financial Data Schedule

---------------
**  Management compensatory plan or arrangement

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on May 14th, 1997.

                                          VISIONEER, INC.

                                          By:      /s/ GEOFFREY C. DARBY
                                            ------------------------------------
                                            Geoffrey C. Darby
                                            Vice President of Finance and
                                              Administration and
                                            Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
  No.                   Description
-------                 -----------

10.22**         1997 Employee Stock Option Plan

10.23**         Director 1997 Compensation Plan

 11.1 Statement of Computation of Net Income (Loss) per Common Shares and Equivalents

 27.1           Financial Data Schedule


-------------
** Management compensatory plan or arrangement