Form 10-Q
period 1997-06-29
VISIONEER INC
filed 1997-08-13
CIK 1002517

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

FOR THE FISCAL QUARTER ENDED JUNE 29, 1997        COMMISSION FILE NUMBER 0-27038

                            ------------------------

                                VISIONEER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                94-3156479
             (STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION                               IDENTIFICATION NUMBER)

                               34800 CAMPUS DRIVE
                               FREMONT, CA 94555
                                 (510) 608-0300
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of July 30, 1997 was 19,499,020.

================================================================================

                                VISIONEER, INC.

                                   FORM 10-Q
                        THREE MONTHS ENDED JUNE 30, 1997

                                     INDEX

                                                                                           PAGE
                                                                                           ----
PART I:  FINANCIAL INFORMATION
Item 1.   Financial Statements
          a) Condensed Balance Sheets at June 30, 1997 and December 31, 1996.............    2
          b) Condensed Statements of Operations for the three month and six month periods
             ended June 30, 1997 and June 30, 1996.......................................    3
          c) Condensed Statements of Cash Flows for the six month periods ended June 30,
             1997 and June 30, 1996......................................................    4
          d) Notes to Condensed Financial Statements.....................................    5
          Management's Discussion and Analysis of Financial Condition and Results of
Item 2.   Operations.....................................................................    8

PART II:  OTHER INFORMATION
Item 1.   Legal Proceedings..............................................................   17
Item 2.   Changes in Securities..........................................................   17
Item 3.   Defaults Upon Senior Securities................................................   17
Item 4.   Submission of Matters to a Vote of Security Holders............................   17
Item 5.   Other Information..............................................................   17
Item 6.   Exhibits and Reports on Form 8-K...............................................   17
Signatures...............................................................................   18

                                     PART 1

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                VISIONEER, INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          JUNE 30,   DECEMBER 31,
                                                                            1997         1996
                                                                          --------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................................  $ 18,112     $ 22,391
  Short-term investments................................................     2,432        8,747
  Restricted cash.......................................................        62           62
  Accounts receivable, less allowances of $4,530 and $3,931.............     6,078       10,780
  Inventory.............................................................     3,120        4,508
  Prepaid expenses and other current assets.............................       890          911
                                                                           -------      -------
          Total current assets..........................................    30,694       47,399
Property and equipment, net.............................................     3,248        4,158
Other assets............................................................       155          228
                                                                           -------      -------
                                                                          $ 34,097     $ 51,785
                                                                           =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank Borrowings.......................................................  $  2,500     $     --
  Accounts payable......................................................     8,661       11,449
  Deferred revenue......................................................     2,247          334
  Accrued sales and marketing incentives................................     2,098        2,474
  Accrued payable to sub-contractors....................................     4,075        1,100
  Accrued liabilities...................................................     3,616        3,235
                                                                           -------      -------
          Total current liabilities.....................................    23,197       18,592
                                                                           -------      -------
Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares authorized at June
     30, 1997 and December 31, 1996; 19,412,378 and 19,202,609 shares issued and outstanding at June 30, 1997 and December 31, 1996,
     respectively.......................................................        19           19
  Additional paid-in-capital............................................    87,430       86,951
  Deferred compensation relating to stock options.......................      (200)        (250)
  Notes receivable from stockholders....................................      (324)        (329)
  Accumulated deficit...................................................   (76,025)     (53,198)
                                                                           -------      -------
          Total stockholders' equity....................................    10,900       33,193
                                                                           -------      -------
                                                                          $ 34,097     $ 51,785
                                                                           =======      =======

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30,                   JUNE 30,
                                                   -------------------       --------------------
                                                    1997        1996           1997        1996
                                                   -------     -------       --------     -------
Revenues:
  Product revenues...............................  $ 8,526     $ 8,009       $ 17,086     $21,209
  Royalty revenues...............................    1,907       1,774          3,395       6,780
                                                   -------     -------       --------     -------
          Total net revenues.....................   10,433       9,783         20,481      27,989
                                                   -------     -------       --------     -------
Cost of revenues:
  Cost of product revenues.......................    7,368       7,039         24,878      17,575
  Cost of royalty revenues.......................      207         189            292         900
                                                   -------     -------       --------     -------
          Total cost of revenues.................    7,575       7,228         25,170      18,475
                                                   -------     -------       --------     -------
Gross profit (loss)..............................    2,858       2,555         (4,689)      9,514
                                                   -------     -------       --------     -------
Operating expenses:
  Research and development.......................    2,374       2,647          5,404       5,019
  Selling, general and administrative............    5,783       6,866         12,672      11,999
  Restructuring charge...........................      675          --            675          --
                                                   -------     -------       --------     -------
          Total operating expenses...............    8,832       9,513         18,751      17,018
                                                   -------     -------       --------     -------
Operating loss...................................   (5,974)     (6,958)       (23,440)     (7,504)
Interest income..................................      306         661            647       1,273
Interest expense.................................      (26)        (24)           (34)        (33)
                                                   -------     -------       --------     -------
Net loss.........................................  $(5,694)    $(6,321)      $(22,827)    $(6,264)
                                                   =======     =======       ========     =======
Net loss per share...............................  $ (0.29)    $ (0.33)      $  (1.18)    $ (0.33)
                                                   =======     =======       ========     =======
Weighted average common shares and equivalents...   19,317      19,033         19,359      18,987
                                                   =======     =======       ========     =======

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          --------------------
                                                                            1997        1996
                                                                          --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................................  $(22,827)    $(6,264)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization......................................     1,069         865
     Accounts receivable allowances, net................................       599        (286)
     Other..............................................................        55          50
     Changes in assets and liabilities:
       Accounts receivable..............................................     4,103       2,954
       Inventory........................................................     1,388      (5,041)
       Prepaid expenses and other current assets........................        21        (237)
       Other assets.....................................................        73        (111)
       Accounts payable.................................................    (2,788)     (1,419)
       Deferred revenue.................................................     1,913        (917)
       Accrued sales and marketing incentives...........................      (376)        335
       Accrued payable to sub-contractors...............................     2,975        (125)
       Other accrued liabilities........................................       381         879
                                                                          --------     -------
Net cash used in operating activities...................................   (13,414)     (9,317)
                                                                          --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of short-term investments.......................     6,315      (4,378)
  Transfer from (to) restricted cash....................................        --       1,362
  Capital expenditures for property and equipment.......................      (159)     (1,031)
                                                                          --------     -------
Net cash provided by (used in) investing activities.....................     6,156      (4,047)
                                                                          --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank Borrowings.......................................................     2,500          --
  Proceeds from issuance of common stock, net...........................       479       6,917
  Payments on capitalized lease obligations.............................        --        (119)
                                                                          --------     -------
Net cash provided by financing activities...............................     2,979       6,798
                                                                          --------     -------
Net decrease in cash and cash equivalents...............................    (4,279)     (6,566)
Cash and cash equivalents at beginning of period........................    22,391      39,909
                                                                          --------     -------
Cash and cash equivalents at end of period..............................  $ 18,112     $33,343
                                                                          ========     =======

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION:

     The accompanying unaudited condensed financial statements of Visioneer, Inc. (the "Company" or "Visioneer") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, these interim condensed financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1997, and for other periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

     The results for the quarter ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or any future period.

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

     The Company's fiscal year ends on the Sunday closest to December 31. Accordingly, fiscal 1997 will end December 28, 1997 and will contain 52 weeks, fiscal 1996 ended December 29, 1996 and contained 52 weeks. The Company reports quarterly results on thirteen-week quarterly periods, each ending on the Sunday closest to month-end. For purposes of presentation, the Company has indicated its accounting year as ending December 31 and its interim quarterly periods as ending on the respective calendar month-end.

NOTE 2. BALANCE SHEET COMPONENTS:

     Inventory consists of the following (in thousands):

                                                                     JUNE 30,     DECEMBER 31,
                                                                       1997           1996
                                                                     --------     ------------
    Raw materials..................................................   $   29         $1,433
    Work-in-process................................................      114          1,453
    Finished goods.................................................    2,977          1,622
                                                                      ------         ------
                                                                      $3,120         $4,508
                                                                      ======         ======

     During the six month period ended June 30, 1997, and primarily in the three month period ended March 31, 1997, the Company recorded net inventory reserves and write-offs of approximately $3.9 million. In addition, during the same period, the Company recorded $5.0 million of reserves in connection with the cancellation of certain purchase commitments.

                                VISIONEER, INC.

                                  (UNAUDITED)

     Property, plant and equipment, net consist of the following (in thousands):

                                                                    JUNE 30,     DECEMBER 31,
                                                                      1997           1996
                                                                    --------     ------------
    Machinery and equipment.......................................  $  3,692       $  5,129
    Software......................................................     1,349          1,259
    Leasehold improvements........................................       281            368
    Furniture and fixtures........................................       688            607
                                                                     -------        -------
                                                                       6,010          7,363
    Accumulated depreciation and amortization.....................    (2,762)        (3,205)
                                                                     -------        -------
                                                                    $  3,248       $  4,158
                                                                     =======        =======

NOTE 3. NET LOSS PER SHARE:

     Net loss per share data is based upon the weighted average number of outstanding shares of common stock. Common stock equivalents, which includes stock options and warrants (using the treasury stock method), are excluded as their effect is antidilutive.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement on January 1, 1996 it would not have had a material impact on the reported loss per share for the three and six month periods ended June 30, 1997 and 1996.

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

NOTE 6. DEBT:

     On June 26, 1997, the Company obtained a $7.5 million line of credit. The facility, which expires on June 25, 1998, bears an interest rate of 0.25% over the Prime Rate. The agreement provides for borrowings up to the lesser of 70% of eligible domestic accounts receivables and 60% of eligible distributor accounts receivables or $7.5 million. Under the terms of the agreement, the Company can use the line of credit to obtain letters of credit of up to $2.0 million. The line of credit is collateralized by a security interest in substantially all of the Company's current and future tangible and intangible assets. The terms of the agreement require, among other terms, a minimum ratio of current assets to current liabilities, a maximum ratio of indebtedness to tangible net worth and maximum quarterly losses. At June 30, 1997, the Company had outstanding bank borrowings of $2.5 million. In July, the Company repaid these borrowings.

                                VISIONEER, INC.

                                  (UNAUDITED)

NOTE 7. RESTRUCTURE:

     The Company implemented a restructuring plan of all its organizations in May 1997. It included a decrease of approximately 40% of total employee and consultant headcount and a significant reduction in variable sales and marketing expenditures. A one-time restructuring charge of $675,000 was recorded in the three month period ended June 30, 1997, representing severance paid to terminated employees and contractors and other related expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

     Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described under "Additional Factors That May Affect Future Results," and those mentioned in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

     Visioneer designs, develops and markets intelligent paper input systems and image management software. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The success of the Company will depend on its ability to adopt certain product cost reduction measures, thereby improving its gross margins, implement certain expense reduction measures while generating sales of PaperPort products significantly in excess of sales during the past several quarters, introduce new products and enhancements to existing products which respond to customer needs, attain market acceptance and effectively compete against other products. This in turn will depend in part on the ability of the Company to convince end users to adopt paper management systems for the desktop and to educate end users about the benefits of the Company's products. There can be no assurance that the Company will be successful in reducing its costs and expenses, nor is there any assurance that the market for paper input systems will develop or that the Company will achieve broad market acceptance of its products. The Company has incurred annual net losses since inception. There can be no assurance that the Company will be able to attain profitability during any particular period or in the near future. As of June 30, 1997, the Company had an accumulated deficit of $76 million. Although the Company had, in the past, experienced revenue growth during several quarters, the growth rates have neither been consistent nor sustainable and are not indicative of future operating results.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of total net revenues, certain selected financial data for the three month and six month periods ended June 30, 1997 and June 30, 1996.

                                VISIONEER, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS
                                                             ENDED            SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                       -----------------     ------------------
                                                        1997       1996       1997        1996
                                                       ------     ------     -------     ------
Revenues:
  Product revenues...................................   81.7%      81.9%       83.4%      75.8%
  Royalty revenues...................................   18.3%      18.1%       16.6%      24.2%
                                                       ------     ------     -------     ------
     Total net revenues..............................  100.0%     100.0%      100.0%     100.0%
                                                       ------     ------     -------     ------
Cost of revenues:
  Cost of product revenues...........................   70.6%      72.0%      121.5%      62.8%
  Cost of royalty revenues...........................    2.0%       1.9%        1.4%       3.2%
                                                       ------     ------     -------     ------
     Total cost of revenues..........................   72.6%      73.9%      122.9%      66.0%
                                                       ------     ------     -------     ------
Gross profit (loss)..................................   27.4%      26.1%      (22.9%)     34.0%
                                                       ------     ------     -------     ------
Operating expenses:
  Research and development...........................   22.8%      27.1%       26.4%      17.9%
  Selling, general and administrative................   55.4%      70.2%       61.9%      42.9%
  Restructuring charge...............................    6.5%       0.0%        3.3%       0.0%
                                                       ------     ------     -------     ------
     Total operating expenses........................   84.7%      97.2%       91.6%      60.8%
                                                       ------     ------     -------     ------
Operating loss.......................................  (57.3%)    (71.1%)    (114.4%)    (26.8%)
Interest income......................................    2.9%       6.8%        3.2%       4.5%
Interest expense.....................................   (0.2%)     (0.2%)      (0.2%)     (0.1%)
                                                       ------     ------     -------     ------
Net Loss.............................................  (54.6%)    (64.6%)    (111.5%)    (22.4%)
                                                       ======     ======     =======     ======

  Total Net Revenues

     Total net revenues increased 7% to $10.4 million for the three month period ended June 30, 1997 from $9.8 million for the comparable period in 1996. The increase was attributable primarily to introduction of the Company's new color sheet-fed scanner, the PaperPort Strobe, which started shipping in production quantities in June. Although overall unit sales of scanners increased 22% between the comparable three month periods, overall revenue growth was not matched as average selling prices of grayscale scanners decreased nearly 20% in such period. Total net revenues, for the six month period ended June 30, 1997, decreased 27% to $20.5 million from $28.0 million for the comparable period in 1996. The decrease was attributable to several factors. First, retail scanner unit shipments were down significantly in the three month period ended March 31, 1997 from the same period in 1996 because the sheet-fed scanner market transitioned from grayscale to color much more rapidly than the Company had anticipated and the corporate market was not developing as quickly as the Company had expected. Second, the revenues for the three month period ended March 31, 1997 were also adversely impacted by an average 20% reduction in scanner prices made by the Company effective February 1, 1997. Third, while royalties from the Company's OEM partners remained relatively flat for the three month period ended June 30, 1997 as compared to the same period in 1996, OEM royalties declined significantly during the three month period ended March 31, 1997 as compared the same period in 1996 because Hewlett-Packard stopped purchasing the Company's product in the second quarter of 1996 and the Company and Compaq mutually agreed to terminate the OEM licensing agreement in the first quarter of

1997. Finally, as a result of anticipated pricing actions and the planned introduction of new products, the Company recorded price protection reserves of $2.5 million during the three month period ended March 31, 1997.

     Net revenues from PaperPort Deluxe, the Company's first standalone software product, introduced in December 1996, accounted for approximately 8% of total net revenues for the three month period ended June 30, 1997. For the six month period ended June 30, 1997, net revenues for PaperPort Deluxe accounted for approximately 10% of total net revenues.

     Total net revenues from international sales were approximately 7% of total net revenues for the three month period ended June 30, 1997 as compared to 9% for the same period in 1996. Total net revenues from international sales for the six month period ended June 30, 1997 represented approximately 10% of total net revenues as compared to 9% for the comparable period in 1996. The recent decline in international sales was a direct result of the Company's decision to restructure its international sales and marketing operations. In April 1997, the Company terminated its local sales operations for Europe and the Asia-Pacific regions and began focusing on distribution partners who have established sales outlets and local country expertise. The strategy is designed to minimize expenses and maximize profitability for the regions. However, in the near term, until the strategy is fully implemented, it is unlikely that the Company will be able to sustain the same level of revenues from international sales as it has experienced in the previous several quarters.

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

     The Company has experienced and may continue to experience significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors, many of which are outside of the Company's direct control. These factors include development of the paper input systems market, demand for the Company's products, the Company's success in developing, introducing and shipping new products and product enhancements, the market acceptance of such products, the Company's ability to respond to new product introductions and price reductions by its competitors, which the Company expects will continue through the foreseeable future, the timing, cancellation or rescheduling of significant orders, the purchasing patterns and potential product returns from the Company's distribution channels, the Company's relationships with its OEM partners and distributors, the performance of the Company's contract manufacturers and component suppliers, the availability of key components and changes in the cost of materials for the Company's products, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development and selling, general and administrative expenditures, and general economic conditions.

  Total Cost of Revenues

     Total cost of revenues as a percentage of total net revenues was 73% for the three month period ended June 30, 1997 compared to 74% for the comparable period in 1996. Total cost of revenues as a percentage of total net revenues was 123% for the six month period ended June 30, 1997 compared to 66% for the comparable period in 1996. The year to year increase was a result of significant charges taken in the three month period ended March 31,1997 for write-offs, increased reserves relating to excess and obsolete inventory, and cancellation of certain purchase commitments relating to grayscale scanner products. A substantial portion of the total manufacturing cost of the PaperPort is represented by various components, particularly PCBAs, a contact image sensor array and the Company's proprietary ASIC. Prices and availability of these components can fluctuate significantly. Because the market for paper input systems and, in particular, the Company's products, is new and rapidly evolving, the Company's ability to forecast its demand for finished goods and key components was and still is limited and involves a substantial amount of risk. The market's transition to color scanners has been much faster than originally anticipated by the Company and the Company's corporate marketing strategy has not developed as quickly as originally expected. Based on these factors, the Company recorded charges of approximately $9.5 million to cover estimated cancellation charges and to increase inventory related reserves in the three month period ended March 31, 1997. Due to variations in product mix, planned and unplanned pricing actions, and manufacturing related costs associated with future product transitions, the Company anticipates quarterly fluctuations and continued pressure on its cost of revenues and gross margins for the balance of 1997, which will have a material adverse effect on the financial condition and results of operations of the Company. The Company is currently pursuing several product cost reduction projects, which the Company expects will help counteract margin erosion common to the peripherals market. However, there can be no assurance that the Company will be successful in these efforts, nor that if these efforts are successful, that they will be sufficient to allow the Company to compete effectively in the scanner market.

  Research and Development Expenses

     Research and development expenses decreased 10% in absolute dollars to $2.4 million in the three month period ended June 30, 1997 from $2.6 million in the comparable period in 1996, while decreasing as a percentage of total net revenues to 23% from 27%. The decrease in spending was the result of a reduction in engineering employees and consultants. At June 30, 1997 the Company employed 27 full-time employees and 9 consultants in research and development compared to 51 employees and 21 consultants at June 30, 1996. The reduction was part of a company- wide restructure implemented in May. Research and development expenses increased 8% in absolute dollars to $5.4 million in the six month period ended June 30, 1997 from $5.0 million in the comparable period in 1996. The increase in spending was primarily due to significant expenditures associated with the development and prototyping of PaperPort Strobe, the Company's new color sheet fed scanner. The Company believes that the continued development of new products and the enhancement of existing products is essential to its success, and will continue to invest in activities which it believes are essential to the success of the Company. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

  Selling, General and Administrative Expenses and Restructuring Charge

     Selling, general and administrative expenses decreased 16% in absolute dollars to $5.8 million in the three month period ended June 30, 1997 from $6.9 million in the comparable period in 1996. As a percentage of total net revenues, selling, general and administrative expenses decreased to 55% from 70%. The decrease was primarily attributable to the Company's adoption of a strategy to focus on its core domestic scanner and software products. As a result, the Company completed a restructuring plan of all its organizations in May, including a decrease of approximately 40% of total employee and consultant headcount and a significant reduction in variable sales and marketing expenditures. A one-time restructuring charge of $675,000 was recorded in the three month period ended June 30, 1997, representing severance paid to terminated employees and contractors and other related expenses. Although the spending cuts were designed to decrease the Company's on-going operating expenses, there can be no assurance that the spending cuts would not adversely affect future revenue levels, which would have an adverse affect on the Company's financial condition and future operating results. Selling, general and administrative expenses increased 6% in absolute dollars to $12.7 million in the six month period ended June 30, 1997 from $12.0 million in the comparable period in 1996. The increase was the result of significantly larger sales and marketing expenditures and increased number of employees and consultants in the three month period ended March 31, 1997 as compared to the same period in 1996. Although the Company has adopted rigid spending controls, selling, general and administrative expenses may fluctuate from quarter to quarter, in absolute terms, depending on a variety of factors, including the timing of the introduction of any new products, expansion of the Company's distribution channels, general advertising not related to product introductions and a new international sales and marketing strategy.

  Other Income, Net

     Other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Other income, net was $280,000 for the three month period ended June 30, 1997 compared to $637,000 for the three month period ended June 30, 1996. Other income, net, was $613,000 for the six month period ended June 30, 1997, compared to $1.2 million for the comparable period in 1996. These decreases were the result of a decrease in interest income from decreased cash equivalents and short-term investments, as a consequence of the Company's operational losses over the last several quarters.

  Taxation

     The Company had no tax provision during the six month period ended June 30, 1997 and 1996 due to the net loss incurred. The Company did not record a tax benefit of operating losses for the first six months of 1996 and 1997 due to the uncertainty of their realization.

  Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments totaled $20.6 million at June 30, 1997 as compared to $31.2 million at December 31, 1996. The $10.6 million decrease was primarily used to fund $13.4 million in operating activities for the first six months of 1997. The negative cash flows from operating activities was attributed to a net loss of $22.9 million, offset by non-cash charges and changes in working capital. Cash used for operating activities in the first six months of 1996 was $9.3 million, of which $6.3 million was used to fund net losses and a net decrease in non-cash charges and working capital of $3.0 million.

     Cash provided by investing activities for the six month period ended June 30, 1997 was $6.2 million, primarily from net sales of short-term investments. Cash used in investing activities for the six month period ended June 30, 1996 was $4.0 million, of which $3.0 million was associated with net purchases of short-term investments and transfers to restricted cash, and $1.0 million was used for capital expenditures.

     Cash provided by financing activities for the six months ended June 30, 1997 was $3.0 million. The Company had debt borrowings of $2.5 million and the balance of the cash provided by financing activities resulted from the issuance of new Common Stock in connection with the Company's employee stock purchase plan. Cash provided by financing activities was $6.8 million for the six month period ended June 30, 1996. The majority of the cash was the result of the exercise of the over-allotment option granted to the underwriters in the December 1995 initial public offering.

     Due to the relatively long manufacturing lead times and inventory pipelines associated with the Company's products, as the Company introduces and ramps up production of its new products in subsequent quarters, its investment in inventory will continue to represent a significant portion of working capital. Therefore, in June 1997, the Company negotiated a line of credit to provide an additional source of liquidity. The Company drew down $2.5 million on the line at the end of June to qualify the facility, and the line was paid back in July. The Company believes that its existing sources of liquidity, including current cash balances and its line of credit, will provide adequate cash to fund its operations for at least the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

  Difficulties and Risks Associated with New Product Introduction and
Development

     The market for the Company's products is characterized by rapidly changing technology and frequent new product introductions. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards, including the Company's recent introduction of its color scanner product, the PaperPort Strobe. The development of new, technologically-advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends, including with respect to PaperPort Strobe, the Company's belief of significant market demand for color sheet-fed scanner products. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products and product enhancements successfully, that any new products or product enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. New product announcements by the Company could cause customers to defer purchasing existing products or cause the Company to lower prices of its older products, resulting in distributors claiming price protection credits or returning such products to the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

     The introduction of major new products and enhancements of existing products, such as PaperPort mx and PaperPort Deluxe, introduced in the first quarter of 1997, and PaperPort Strobe, introduced in the second quarter of 1997, has had and will continue to have a significant impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of any new product may increase in the first few months following introduction due to the purchase of initial inventory by the Company's distributors. Thereafter, revenues may decline or stabilize until the end of a product life cycle, at which time revenues are likely to decline significantly. To this extent, the Company feels that the level of sales of PaperPort Deluxe and PaperPort mx through the balance of 1997 will not match those of the first six months of 1997.

     The Company must successfully manage the transition to new products and new versions of existing products. At the end of a product life cycle the Company may experience higher rates of return of its older products and may have to lower the prices of such products, which would result in increased price protection charges and could have a material adverse impact on the Company's net revenues and operating results. The Company experienced higher than normal rates of return of its grayscale scanner products in the first six months of 1997 and incurred significant price protection charges in connection with the Company's release of its new color scanner, the PaperPort Strobe. Due to the inherent uncertainties of product development and new product introductions, the Company cannot accurately predict the exact timing in which a new product or version will be ready to ship. Any delay in the scheduled release of major new products would have a material adverse impact on the Company's net revenues and operating results.

  Fluctuations in Operating Results

     The Company has experienced and may continue to experience significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors, many of which are outside of the Company's direct control. These factors include development of the paper management systems market, demand for the Company's products, the Company's success in developing, introducing and shipping new products and product enhancements, the market acceptance of such products, the Company's ability to respond to new product introductions and price reductions by its competitors, which the Company expects will continue for the foreseeable future, the timing, cancellation or rescheduling of significant orders, the purchasing patterns and potential product returns from the Company's distribution channels, the Company's relationships with its OEM partners and distributors, the performance of the Company's contract manufacturers and component suppliers, the availability of key components and changes in the cost of materials for the Company's products, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development and selling, general and administrative expenditures, and general economic conditions.

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

  Dependence on Contract Manufacturers

     The Company has an independent contract manufacturing agreement with Flextronics. Until the second quarter of 1996, Flextronics had accounted for nearly all of the Company's material procurement, assembly, system integration, testing and quality assurance. Commencing in the second quarter of 1996, the Company began contracting the manufacture of the PaperPort ix, the scanner keyboard, with NMB Technologies, Inc. ("NMB"). In May 1997, the Company entered into a independent contract manufacturing agreement with NMB to manufacture the PaperPort Strobe. Both manufacturing partners are located in the Far East, and therefore, the Company is exposed to the political and economic risks associated with doing business in this region, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, commencement of production of products at new or existing facilities involves certain start-up risks, such as those associated with the procurement of materials and training of production personnel, which may result in delays and quality issues. The unanticipated loss of Flextronics or NMB as manufacturing partners could cause delays in the Company's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event would have a material adverse effect on the Company's business, operation results and financial condition.

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

  Dependence on Distributors

     To date, the Company has derived a substantial portion of its revenues from sales through its independent distributors. Although the Company has established several strategic OEM partnerships, the Company expects that sales through its independent distributors will continue to account for a substantial portion of its revenues for the foreseeable future. Sales to the top four independent distributors in the first six months of 1997 accounted for 41% of the Company's net revenues compared to 50% for the comparable period of 1996. The Company anticipates that its dependence on any one independent distributor will continue to decrease in the future because of its efforts to expand its distribution channels. The Company's agreements with its distributors are not exclusive, and each of the Company's distributors can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's independent distributors will continue to offer the Company's products or that the Company will be able to recruit additional or replacement distributors. The loss of one or more of the Company's major distributors would have a material adverse effect on the Company's business, operating results and financial condition. Many of the Company's distributors offer competitive products manufactured by third parties. There can be no assurance that the Company's distributors will give priority to the marketing of the Company's products as compared to competitors' products. Any reduction or delay in sales of the Company's products by its distributors would have a material adverse effect on the Company's business, operating results and financial condition.

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

  Intensely Competitive Market

     The computer and peripherals industry has been characterized by ongoing rapid price erosion and resulting pressure on gross margins. For example, the suggested retail price of PaperPort Vx, when it was introduced in November 1995, was $369, the suggested retail price as of July 1, 1997 is $179. The Company expects that, based on historical trends in the computer and peripherals industry and, in particular, on the Company's recent observations and experiences in the paper management systems market, prices will continue to decline in the future and that competitors will offer products which meet or exceed performance and capabilities of the Company's products. The Company intends to introduce new hardware designs, software upgrades, accessory products and new software features, in part, to respond to anticipated competitive price pressures and new product introductions. If prices fall faster than expected by the Company, or if the

Company reduces its prices in order to become or remain competitive or for any other reason, the Company may be unable to respond with significant cost reductions and its gross margin could be materially adversely affected. In addition, the Company's gross margin will depend in part on other factors outside of the Company's control, including the availability and prices of key components, the success of the Company's product transition, competition, the timing and amount of royalties received under its OEM arrangements and general economic conditions. Fluctuations in gross margin could have a material adverse effect on the Company's financial condition and operating results.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

    EXHIBIT NO.     DESCRIPTION ----------------------------------------------------------------
    -----------
    10.24           Manufacturing Agreement dated May 8, 1997 between the Registrant and NMB
                    Technologies, Inc.
    10.25           Loan and Security Agreement dated June 26, 1997 between the Registrant and
                    Silicon Valley Bank
    10.26**         Letter Agreements dated April 1, 1997 and July 7, 1997 between the
                    Registrant and J. Larry Smart
    10.27**         Letter Agreement dated April 9, 1997 between the Registrant and Jeff
                    Heimbuck, and Nonstatutory Stock Option Agreements dated April 9, 1997 between the Registrant and Jeff Heimbuck
    11.1            Statement of Computation of Net Loss per Common Shares
    27.1            Financial Data Schedule

---------------

** Management compensatory plan or arrangement

     (b) REPORTS ON FORM 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on August 12, 1997.

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

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                                        EXHIBITS
     -------     -----------------------------------------------------------------------------
     10.24       Manufacturing Agreement dated May 8, 1997 between the Registrant and NMB
                 Technologies, Inc.
     10.25       Loan and Security Agreement dated June 26, 1997 between the Registrant and
                 Silicon Valley Bank
     10.26**     Letter Agreements dated April 1, 1997 and July 7, 1997 between the Registrant and J. Larry Smart
     10.27**     Letter Agreement dated April 9, 1997 between the Registrant and Jeff
                 Heimbuck, and Nonstatutory Stock Option Agreements dated April 9, 1997 between the Registrant and Jeff Heimbuck
     11.1        Statement of Computation of Net Loss per Common Shares
     27.1        Financial Data Schedule

---------------

** Management compensatory plan or arrangement