Form 10-K405/A
period 1996-12-29
VISIONEER INC
filed 1997-09-02
CIK 1002517

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-K/A-2

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $49,605,711 as of July 31, 1997, based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.



     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of July 31, 1997 was 19,499,020.


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

     A component of the Company's strategy is its expansion into international markets and in particular, into the United Kingdom and Japan. Net revenues from distributors outside North America represented approximately 13% of net revenues in 1996 as compared to 6% in 1995. The Company plans to expand its international sales by establishing a more extensive network of international distributors, entering into agreements with third parties to provide customer service and support internationally, and developing versions of its products suitable to the market requirements, such as different languages, of particular foreign countries. The Company has limited experience in developing international versions of its products and marketing, distributing, servicing and supporting such products. There can be no assurance that the Company will be able to develop new or additional versions of its existing products or successfully market, sell, deliver, service and support its products in international markets. In addition, there are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, import and export duties and restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, uncertainties in connection with collecting accounts receivable, political instability, fluctuations in currency exchange rates, logistical difficulties in managing multinational operations, seasonal reductions in business activity during summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, including the inability of the Company to recover withholding taxes, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.


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


RECENT DEVELOPMENTS



     In April 1997, J. Larry Smart was appointed President and Chief Executive Officer of the Company, succeeding Michael A. McConnell who resigned at that time. Mr. Smart served as Chairman of the Board of Directors since February 1997 until assuming such position. Mr. McConnell subsequently resigned as a director of the Company in May 1997.



     In May 1997, the Company experienced additional changes in its executive management team. Rudolph E. Burger, Ph.D. was promoted to Senior Vice President, Technology of the Company, succeeding Todd Basche who resigned at that time. Dr. Burger served as Vice President of Business Development of the Company from July 1995 until assuming such position. Michael T. Burt was appointed Vice President, Operations of the Company, succeeding David C. Craft who resigned at that time. Finally, Michael Weissman was appointed Vice President of Marketing of the Company, succeeding Bruce S. Mowery who resigned at such time. In addition, in May 1997, the Company effected a reduction in force of 39 full-time employees and 20 contractors.


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


                                                                             HIGH       LOW
                                                                             ----       ----
    FISCAL 1995:
      4th quarter (commencing December 11, 1995)...........................   23        12

    FISCAL 1996:
      1st quarter..........................................................   22        14 1/4
      2nd quarter..........................................................   15         9 1/
      3rd quarter..........................................................
                                                                               9 7/8     5 1/
      4th quarter..........................................................    7         4 7/

    FISCAL 1997:
      1st quarter..........................................................    6         3 1/
      2nd quarter..........................................................
                                                                               4 3/8     2 1/


HOLDERS OF RECORD


     As of July 31, 1997, there were approximately 281 holders of record of the Common Stock.


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

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth certain information with respect to the executive officers and directors of the Company as of July 31, 1997.



             NAME                 AGE                           POSITION
------------------------------    ---     ----------------------------------------------------
J. Larry Smart                    50      President and Chief Executive Officer, and Director
Rudolph E. Burger, Ph.D.          39      Senior Vice President, Technology
Michael T. Burt                   47      Vice President, Operations
Geoffrey C. Darby                 50      Vice President of Finance and Administration and
                                          Chief Financial Officer
Murray Dennis                     50      Vice President of Worldwide Sales
Michael Weissman                  32      Vice President, Marketing
William J. Harding Ph.D.(1)(2)    49      Director
Jeffrey Heimbuck                  51      Director
David F. Marquardt(2)             48      Director
Vincent Worms(1)                  44      Director


---------------


(1) Member of the Audit Committee of the Board of Directors.



(2) Member of the Compensation Committee of the Board of Directors.



     Mr. Smart has served as President and Chief Executive Officer of the Company since April 1997, replacing Michael A. McConnell who resigned at that time. Mr. Smart served as Chairman of the Board of Directors from February 1997 until assuming the position of President and Chief Executive Officer. From April 1996 to March 1997, Mr. Smart was Chairman, President and Chief Executive Officer of StreamLogic Corporation, a network storage company. From July 1995 to March 1996, Mr. Smart was President and Chief Executive Officer of Micropolis Corporation, a disk drive design and manufacturing company. From March 1994 to February 1995, Mr. Smart was President and Chief Executive Officer of Maxtor Corporation, a disk drive development and manufacturing company. From July 1991 to March 1994, Mr. Smart was President and Chief Executive Officer of Southwall Technologies, a thin film technology Company. Mr. Smart currently serves as Chairman of the Board of Southwall Technologies and Western Micro Technologies, a distributor of electronic components and systems.



     Dr. Burger has served as Senior Vice President, Technology of the Company since May 1997, replacing Todd Basche who resigned as Vice President of Engineering at that time. From July 1995 to May 1997, Dr. Burger was the Company's Vice President of Business Development. Prior to that from September , 1993 to July 1995, Dr. Burger was the Vice President, Software Products for Xerox Desktop Document Systems, a manufacturer of copiers, scanners, printers and document processing software. In May 1989 Dr. Burger founded Savitar, Inc., a developer of color imaging software, where he served as president until September, 1993.



     Mr. Burt has served as Vice President, Operations of the Company since May 1997, replacing David C. Craft who resigned at that time. From October 1996 to April 1997, Mr. Burt was director of Operations for Be Inc., a developer of computer operating system software. Prior to that from June 1983 to October 1996, Mr. Burt managed various manufacturing and corporate functions for Apple Computer, Inc., a developer and manufacturer of computer hardware and software products.



     Mr. Darby has served as Vice President of Finance and Administration and Chief Financial Officer of the Company since September 1994. From February 1989 to August 1994, Mr. Darby was Vice President of

Finance and Administration and Chief Financial Officer at Megatest Corporation, Inc. a semiconductor test equipment company.



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



     Mr. Weissman has served as Vice President, Marketing of the Company since May 1997, replacing Bruce S. Mowery who resigned at that time. Prior to that from July 1992 to May 1997 Mr. Weissman served as Senior Product Manager, Printers for Canon Computer Systems, Inc., a developer and manufacturer of printer and software products. From June 1988 to July 1992, Mr. Weissman served as Senior Product Manager, Multifunctional Peripherals for Toshiba America Information Systems, Inc., a developer and manufacturer of image management systems.



     Dr. Harding has served as a director of the Company since May 1995. Since 1994, Dr. Harding has been a general partner of Morgan Stanley Venture Partners II, L.P., which manages the Morgan Stanley Venture Capital Funds. During 1994, Dr. Harding was a private investor. From 1985 through 1993, Dr. Harding was a general partner of J.H. Whitney & Co., a venture capital firm.



     Mr. Heimbuck has served as a director of the Company since April 1997, replacing James P. Lally, who resigned in March 1997. From July 1992 to June 1996, Mr. Heimbuck served as President and Chief Executive Officer of Inmac Corp., a direct marketer of computer related products. From July 1988 to July 1992, Mr. Heimbuck served as President of Plus Development and Quantum Commercial Products, a division of Quantum Corporation, a manufacturer of disk drives and other mass storage products.



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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


     The following table shows the compensation received by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company for the fiscal years ended December 29, 1996, December 31, 1995 and December 31, 1994 (collectively, the "Named Executive Officers"):



                                         ANNUAL COMPENSATION                      LONG-TERM COMPENSATION AWARDS
                            ---------------------------------------------    ---------------------------------------
                                                             OTHER ANNUAL     RESTRICTED     SECURITIES    ALL OTHER
                                       SALARY      BONUS       COMPEN-          STOCK        UNDERLYING     COMPEN-
NAME AND PRINCIPAL POSITION  YEAR      ($)(1)     ($)(1)      SATION($)      AWARDS($)(2)    OPTIONS(#)    SATION($)
--------------------------- -------   --------    -------    ------------    ------------    ----------    ---------
Michael A. McConnell(3)       1996    $244,417         --           --              --              --           --
  President and Chief         1995    $166,000         --           --          $    0              --           --
  Executive Officer           1994          --         --           --              --              --           --
Todd Basche(4)                1996    $199,624    $20,000           --              --              --           --
  Vice President of           1995    $169,000         --           --          $    0              --           --
  Engineering                 1994    $140,000         --           --          $    0          75,000           --
David D. Craft(5)             1996    $175,922    $19,500           --              --          40,000           --
  Vice President of           1995    $148,500         --           --              --          30,000           --
  Operations                  1994    $125,000         --           --              --          60,000
Geoffrey C. Darby(6)          1996    $160,214    $20,000           --              --          30,000           --
  Vice President of Finance   1995    $135,000    $30,000           --              --          20,000           --
  and Administration and      1994    $ 54,519         --           --          $    0              --           --
  Chief Financial Officer
Bruce S. Mowery(7)            1996    $153,382    $35,000           --              --         150,000           --
  Vice President of           1995          --         --           --              --              --           --
  Marketing                   1994          --         --           --              --              --           --


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

     On February 21, 1994, Mr. Basche purchased 100,000 shares of restricted Common Stock under the Company's 1993 Restricted Stock Purchase Plan. These shares were subject to repurchase by the Company, at the original $0.15 per share purchase price, upon Mr. Basche's cessation of service prior to vesting in those shares. Such right of repurchase lapsed with respect to 25% of these shares on March 11, 1994, and continued to lapse at a rate of approximately 2% per month after such date. See footnote (#4) below.



     On April 12, 1995, Mr. Basche purchased 100,000 shares of restricted Common Stock under the Company's 1993 Restricted Stock Purchase Plan. These shares were subject to repurchase by the Company, at the original $0.40 per share purchase price, upon Mr. Basche's cessation of service prior to vesting of those shares. Such right of repurchase lapsed at a rate of approximately 2% per month after February 16, 1995. See footnote (#4) below.


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


     On April 12, 1995, Mr. McConnell purchased 560,000 shares of restricted Common Stock under the Company's 1993 Restricted Stock Purchase Plan. These shares were subject to repurchase by the Company, at the original $0.40 per share purchase price, upon Mr. McConnell's cessation of service prior to vesting of those shares. Such right of repurchase lapsed with respect to 25% of these shares on January 23, 1996, and continued to lapse at a rate of approximately 2% per month after such date. See footnote (#3) below.



(3) On April 3, 1997, Mr. McConnell resigned as President and Chief Executive Officer of the Company, and was succeeded by J. Larry Smart, whose annualized base salary is $240,000. Mr. Smart was granted a nonstatutory stock option in April 1997 to purchase 135,000 shares of the Company's Common Stock at an exercise price of $3.75 under the Company's 1997 Employee Stock Option Plan (the "April Option"), and an incentive stock option in June 1997 to purchase 180,000 shares of the Company's Common Stock at an exercise price of $3.437 per share under the Company's 1993 Incentive Stock Option Plan (the "June Option"). The April Option vests at the rate of 15,000 per month commencing April 1, 1997 until January 1, 1998, at which time the option will vest in full, provided that Mr. Smart remains employed by the Company. The June Option vests at the rate of 15,000 per month commencing January 1, 1998, of which certain shares are subject to acceleration upon the achievement of certain milestones, including the acquisition of the Company. See "Change-in-Control Agreements." In connection with Mr. McConnell's resignation, the Company entered into a severance agreement with Mr. McConnell, which is described in "Item
    13 -- Certain Relationships and Related Transactions."



(4) On May 16, 1997, Mr. Basche resigned as Vice President of Engineering of the Company, and was succeeded by Rudolph E. Burger as Senior Vice President, Technology whose annualized base salary is $187,500. Dr. Burger received a bonus of $7,424 on July 11, 1997. Dr. Burger was granted an incentive stock option to purchase 200,000 shares of the Company's Common Stock at an exercise price of $2.69 per share. Dr. Burger's option vests at the rate of approximately 2% per month. In connection with Mr. Basche's resignation, the Company entered into a severance agreement with Mr. Basche, which is described in "Item 13 -- Certain Relationships and Related Transactions."



(5) On May 21, 1997, Mr. Craft resigned as Vice President of Operations of the Company, and was succeeded by Michael T. Burt whose annualized base salary is $120,000. Mr. Burt was granted a nonstatutory stock option to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.81 per share. Mr. Burt's option vests at the rate of 25% on May 20, 1998 and approximately 2% per month thereafter. In connection with Mr. Craft's resignation, the Company entered into a severance agreement with Mr. Craft which is described in "Item 13 -- Certain Relationships and Related Transactions."

(6) Mr. Darby joined the Company in September 1994. Mr. Darby's annualized base salary for the year ended December 31, 1994 was $135,000. Mr. Darby received a bonus of $7,498 on July 11, 1997.



(7) The Company hired Bruce S. Mowery as its Vice President of Marketing in March 1996. Mr. Mowery's annualized base salary for the fiscal year ended December 29, 1996 was $190,000. On May 16, 1997, Mr. Mowery resigned as Vice President of Marketing of the Company, and was succeeded by Michael Weissman whose annualized base salary is $125,000. Mr. Weissman received a signing bonus of $20,000 and was granted a nonstatutory stock option to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.69 per share. Mr. Weissman's option vests at the rate of 25% on May 20, 1998 and approximately 2% per month thereafter. In connection with Mr. Mowery's resignation, the Company entered into a severance agreement with Mr. Mowery, which is described in "Item 13 -- Certain Relationships and Related Transactions."



STOCK OPTION GRANTS IN FISCAL YEAR 1996


     The following table sets forth information for the Named Executive Officers with respect to grants of options to purchase Common Stock of the Company made in the fiscal year ended December 29, 1996 and the value of all options held by such executive officers on December 29, 1996.


                                                                                         POTENTIAL REALIZABLE
                                                INDIVIDUAL GRANTS                          VALUE AT ASSUMED
                            ----------------------------------------------------------      ANNUAL RATES OF
                              NUMBER OF       % OF TOTAL                                      STOCK PRICE
                             SECURITIES        OPTIONS         EXERCISE                    APPRECIATION FOR
                             UNDERLYING       GRANTED TO          OR                        OPTION TERM(3)
                               OPTIONS       EMPLOYEES IN     BASE PRICE    EXPIRATION   ---------------------
           NAME             GRANTED(#)(1)   FISCAL YEAR(2)      ($/SH)         DATE       5%($)       10%($)
--------------------------  -------------   --------------   ------------   ----------   --------   ----------
David D. Craft(4).........      40,000           2.19           $ 6.50        07/25/06   $163,513   $  414,373
Geoffrey C. Darby.........      30,000            1.6           $ 6.50        07/25/06   $122,634   $  310,780
Bruce S. Mowery(5)........     150,000            8.2           $ 6.50        07/25/06   $613,172   $1,553,899


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


(4) See footnote (#5) under "Summary Compensation Table" above.



(5) Mr. Mowery's options were canceled and reissued on July 25, 1996 with an exercise price of $6.50 per share. See footnote (#7) under "Summary Compensation Table" above.

OPTION CANCELLATIONS AND REISSUANCES



     The following table provides information regarding the cancellation and reissuance of certain options held by any of the Company's executive officers during the last ten completed fiscal years.



                                                                                   EXERCISE
                                                      NUMBER OF      MARKET        PRICE AT       NEW
                                         DATE OF       SHARES       PRICE AT       TIME OF      EXERCISE   EXPIRATION
                                       CANCELLATION   CANCELLED   CANCELLATION   CANCELLATION   PRICE OF    DATE OF
                                           AND           AND          AND            AND        REISSUED    REISSUED
    EMPLOYEE             TITLE          REISSUANCE    REISSUED     REISSUANCE     REISSUANCE     OPTION      OPTION
-----------------  ------------------  ------------   ---------   ------------   ------------   --------   ----------
Murray Dennis      Vice President of      7/25/96      150,000       $ 6.50         $10.75       $ 6.50      7/25/06
                   Worldwide Sales

Bruce S.           Vice President of      7/25/96      150,000       $ 6.50         $10.75       $ 6.50      5/02/06
  Mowery(1)        Marketing


---------------


(1) See footnote (#7) under "Summary Compensation Table" above.


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


                                                             NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                   SHARES       VALUE       OPTIONS AT 12/29/96(1)            AT 12/29/96(2)
                                ACQUIRED ON    REALIZED   ---------------------------   ---------------------------
             NAME               EXERCISE (#)     ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------------  ------------   --------   -----------   -------------   -----------   -------------
Michael A. McConnell(3).......       --           --             --             --              --             --
Todd Basche(4)................       --           --         32,395         33,334       $ 159,062      $ 161,628
David D. Craft(5).............       --           --         41,457         88,543       $ 182,584      $ 136,366
Geoffrey C. Darby(6)..........       --           --          3,125         46,875              --      $  17,600
Bruce S. Mowery...............       --           --             --        150,000              --             --


---------------


(1) No stock appreciation rights (SARs) were outstanding during 1996.



(2) Based on the closing price of the Company's Common Stock of $5.13 per share as reported on the Nasdaq National Market on December 27, 1996.



(3) See footnote (#3) under "Summary Compensation Table" above.



(4) See footnote (#4) under "Summary Compensation Table" above.



(5) See footnote (#5) under "Summary Compensation Table" above.



(6) See footnote (#7) under "Summary Compensation Table" above.



CHANGE-IN-CONTROL AGREEMENTS



     The Company has entered into Employment Agreements with each of its executive officers (excluding J. Larry Smart, the terms of whose employment relationship with the Company is governed by certain letter agreements between Mr. Smart and the Company dated April 1, 1997 and July 7, 1997 (the "Letter Agreements")) pursuant to which such individuals, in the event of an involuntary termination of their employment with the Company (other than for cause), which involuntary termination includes a material reduction in job responsibilities, a greater than 20% reduction in annual base compensation, or the requirement that the executive officer relocate to a location outside of the San Francisco Bay Area prior to, but in contemplation of, or within twelve (12) months after, a Change of Control of the Company (as defined below), will be entitled to receive payment of six (6) months severance and acceleration of vesting on the greater of one-half of their unvested stock options or restricted stock grants previously granted by the Company or the number of option shares or shares of restricted stock previously granted by the Company that would have vested if such individual remained an employee of the Company for one year after the date of such
involuntary termination. A Change of Control is deemed to include: (i) the acquisition by any individual person or entity of twenty percent (20%) or more of the Company's total voting power without the consent of the Company or its Board of Directors; (ii) a merger or consolidation of the Company, not approved by the Company or its Board of Directors, pursuant to which at least fifty percent (50%) of the total voting power represented by the voting securities of the Company prior to such Change of Control does not continue to represent at least fifty percent (50%) of the total voting power of the Company after such occurrence; (iii) a liquidation or sale or disposition of all or substantially all of the Company's assets without approval by the Company's stockholders; or
(iv) a change in the composition of the Company's Board of Directors such that fewer than a majority of the directors are either those who were serving as of October 22, 1996 ("Incumbent Directors") or are elected to the Board by the Incumbent Directors.



     Pursuant to the Letter Agreements, Mr. Smart will become immediately vested with respect to 60,000 additional shares of Common Stock under the June Option (or such lesser number of unvested shares remaining under the June Option) upon a Change of Control of the Company by merger or sale of substantially all of the Company's assets to a third party, provided Mr. Smart remains the President and Chief Executive Officer of the Company upon the consummation of such event.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth the beneficial ownership of the Company's Common Stock as of July 31, 1997 as to (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers (as named in the Summary Compensation Table), and (iv) all directors and executive officers as a group.



                                                                            SHARES BENEFICIALLY
                                                                                 OWNED(1)
                                                                           ---------------------
                           NAME OF STOCKHOLDER                              NUMBER       PERCENT
-------------------------------------------------------------------------  ---------     -------
Technology Venture Investors-IV, L.P.(2).................................  2,194,649      11.3 %
  2480 Sand Hill Road
  Menlo Park, CA 94025
Morgan Stanley Venture Capital Fund II, L.P.(3)..........................  1,755,000       9.0
  3000 Sand Hill Road
  Building 4, Suite 250
  Menlo Park, CA 94025
Parvest U.S. Partners II, C.V.(4)........................................  1,697,661       8.7
  Partech International, Inc.
  101 California Street -- Suite 3150
  San Francisco, CA 94111
William J. Harding(3)....................................................  1,755,000       9.0
Jeffrey Heimbuck.........................................................          0
David F. Marquardt(2)....................................................  2,194,649      11.3
Michael A. McConnell.....................................................    555,100       2.8
Vincent Worms (4)........................................................  1,697,661       8.7
J. Larry Smart(5)........................................................     75,000        *
Todd Basche..............................................................    201,921       1.0
David D. Craft(5)........................................................    197,787        *
Geoffrey C. Darby(5).....................................................    125,095        *
Bruce S. Mowery(5).......................................................     57,314        *
All directors and executive officers as a group
  as of July 31, 1997 (10 persons)(2)(3)(5)..............................  5,940,218      30.4


---------------
 *  Less than 1%


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of July 31, 1997 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.



(2) Includes 2,186,199 shares owned by Technology Venture Investors IV, L.P. and 5,000 shares issuable upon exercise of an outstanding option exercisable within 60 days of July 31, 1997 held by David F. Marquardt. Mr. Marquardt is a director of the Company, is a general partner of TVI Management-IV, L.P., which is the sole general partner of Technology Venture Investors IV, L.P., and, as such, Mr. Marquardt may be deemed to share voting and investment power with respect to such shares. Mr. Marquardt disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such shares. Also includes 3,450 shares held directly by Mr. Marquardt.



(3) Includes 1,159,959 shares owned by Morgan Stanley Venture Capital Fund II, L.P., 301,052 shares owned by Morgan Stanley Venture Investors, L.P., 288,989 shares owned by Morgan Stanley Venture Capital Fund II, C.V., and 5,000 shares issuable upon exercise of an outstanding option exercisable within 60 days of July 31, 1997 held by William J. Harding, a director of the Company. Mr. Harding is a general partner of Morgan Stanley Venture Partners II, L.P., the general partner of Morgan Stanley

    Venture Capital Fund II, L.P., Morgan Stanley Venture Investors, L.P. and Morgan Stanley Venture Capital Fund II, C.V. and, as such, may be deemed to share voting and investment power with respect to such shares. Dr. Harding disclaims beneficial ownership with respect to such shares except to the extent of his pecuniary interest in such shares.


(4) Includes 869,722 shares owned by Parvest U.S. Partners II, C.V., 361,945 shares owned by Paribas U.S. Partners, V.O.F., 405,494 shares held by certain entities that may be deemed affiliated with Parvest U.S. Partners II, C.V. and Paribas U.S. Partners, V.O.F., and 5,000 shares issuable upon exercise of an outstanding option exercisable within 60 days of July 31, 1997 held by Vincent Worms. Mr. Worms is a director of the Company, is a general partner of Parvest U.S. Partners II, C.V. and is a general partner of the general partner of the investment general partner of Paribas U.S. Partners, V.O.F. and, as such, may be deemed to share voting and investment power with respect to such shares. Mr. Worms disclaims beneficial ownership with respect to such shares except to the extent of his pecuniary interest in such shares. Also includes 55,500 shares held directly by Mr. Worms.



(5) Includes 75,000 shares issuable upon the exercise of outstanding options held by Mr. Smart, 16,515 shares issuable upon the exercise of outstanding options held by Mr. Craft, 8,750 shares issuable upon the exercise of outstanding options held by Mr. Darby, and 52,314 shares issuable upon exercise of outstanding options held by Mr. Mowery which are currently exercisable or exercisable within 60 days of July 31, 1997.


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



     In April 1995, the Company sold to Michael A. McConnell, the President and Chief Executive Officer of the Company, 560,000 shares of restricted Common Stock at a purchase price of $0.40 per share pursuant to the Company's 1993 Restricted Stock Purchase Plan. These shares were subject to repurchase by the Company, at the original $0.40 per share purchase price, upon Mr. McConnell's cessation of service prior to vesting in those shares. In connection with the share purchase, the Company loaned $224,000 to Mr. McConnell pursuant to a promissory note secured by the 560,000 shares of restricted Common Stock purchased by Mr. McConnell. In April 1997, the Company entered into a Settlement Agreement and Mutual Release with Michael A. McConnell, who was then the President, Chief Executive Officer and a director of the Company, pursuant to which Mr. McConnell resigned his position as an officer of the Company as of April 3, 1997, and as a director in May 1997.



     In addition, the Company has entered into Settlement Agreements and Mutual Releases with each of Todd Basche, Bruce Mowery and David D. Craft. Mr. Basche, who was then Vice President of Engineering, resigned his position as an officer of the Company as of May 16, 1997, and pursuant to a Settlement Agreement and Mutual Release of even date (the "Basche Settlement"), the Company made a severance payment to Mr. Basche in the amount of $60,230.80. In addition, the Company repurchased by cancellation of indebtedness 43,750 shares of Common Stock held by Mr. Basche at a price of approximately $0.40 per share. Mr. Basche remains indebted to the Company in the amount of $101,154 (including principal and interest) as of May 16, 1997 under certain promissory notes signed by Mr. Basche in connection with previously made purchases of the Company's Common Stock and a loan agreement entered into between the Company and Mr. Basche as of March 31, 1994 (the "Loan Agreement"), which amount is after forgiveness of $60,000 in principal under the Loan Agreement. Pursuant to the Basche Settlement, all principal and interest accrued under such notes and the Loan Agreement is due and payable in full on the earlier of December 31, 1997 or upon the sale after June 1, 1997 of any shares of the Company's Common Stock held by Mr. Basche. Stock options previously granted by the Company to Mr. Basche that had vested as of his termination date remained exercisable for ninety (90) days after such date.



     Mr. Mowery, who was then Vice President of Marketing, resigned his position as an officer of the Company as of May 16, 1997, and pursuant to a Settlement Agreement and Mutual Release of even date, the Company made a severance payment to Mr. Mowery in the amount of $66,923.04. Stock options previously granted by the Company to Mr. Mowery that had vested as of his termination date remained exercisable for two hundred ten (210) days after such date.



     Mr. Craft, who was then Vice President of Operations, resigned his position as an officer of the Company as of May 21, 1997, and pursuant to a Settlement Agreement and Mutual Release of even date, the Company made a severance payment to Mr. Craft in the amount of $84,307.72. Stock options previously granted by the Company to Mr. Craft that would have vested as of November 30, 1997 will continue to be exercisable by Mr. Craft for a period of ninety (90) days after such date.



     The Company has entered into Employment Agreements with each of its executive officers, excluding J. Larry Smart, the terms of whose employment relationship with the Company is governed by the Letter Agreements. See "Item 11 -- Executive Compensation -- Change in Control Agreements."



     See "Item 10 -- Directors and Executive Officers of the
Registrant -- Compensation of Directors" for a discussion of option grants to Jeffrey Heimbuck made outside of the 1995 Directors' Stock Option Plan.


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
10.12(1)**    Loan Agreement dated March 31, 1994 between the Registrant and Todd Basche.
10.13(1)      LZW Paper Input System Patent License Agreement dated October 20, 1995 between the Registrant and Unisys Corporation.
10.14(1)      Patent License agreement dated November 13, 1995 between the Registrant and Wang
              Laboratories, Inc.
10.15(1)      Loan and Security Agreement dated November 28, 1995 between the Registrant and
              Silicon Valley Bank.
10.16(2)      Amendment No. 2 dated December 15, 1995 to OEM Agreement dated November 2, 1994 between the Registrant and Hewlett-Packard Company.
10.17(2)      Amendment No. 3 dated January 31, 1995 to OEM Agreement dated November 2, 1994 between the Registrant and Hewlett-Packard Company.
10.18(3)      OEM Agreement dated June 30, 1995 between the Registrant and Compaq Computer
              Corporation.
10.19(4)      Building Lease dated May 21, 1996 between the Registrant and John Arrillaga,
              Trustee, or his Successor Trustee, UTA dated 7/20/77 (Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated
              7/20/77 (Richard T. Peery, Separate Property Trust) as amended.
10.20(5)      Software License Agreement dated August 14, 1996 between the Registrant and
              Hewlett-Packard Company.
10.21**       Form of Employment Agreement between the Registrant and each of its Executive
              Offices.
10.22(8)      1997 Employee Stock Option Plan
10.23(8)      Director 1997 Compensation Plan
10.24(9)      Manufacturing Agreement dated May 8, 1997 between the Registrant and NMB
              Technologies, Inc.
10.25(9)      Loan and Security Agreement dated June 26, 1997 between the Registrant and
              Silicon Valley Bank
10.26(9)**    Letter Agreements dated April 1, 1997 and July 7, 1997 between the Registrant and J. Larry Smart
10.27(9)**    Letter Agreement dated April 9, 1997 between the Registrant and Jeffrey
              Heimbuck, and Nonstatutory Stock Option Agreements dated April 9, 1997 between the Registrant and Jeffrey Heimbuck
11.1          Calculation of Earnings Per Share.
23.1          Consent of Price Waterhouse LLP
24.1(7)       Power of Attorney.
27.1          Financial Data Schedule


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

(5) Incorporated by reference from Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(6) Incorporated by reference from Exhibit 4.1 of the Registrant's current Report on Form 8-K dated October 30, 1996.

(7) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.



(8) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.



(9) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.


 ** Management compensatory plan or arrangement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on August 29, 1997.


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


             SIGNATURE                                TITLE                          DATE
-----------------------------------  ----------------------------------------  ----------------

       /s/  J. LARRY SMART*           President, Chief Executive Officer and    August 29, 1997
-----------------------------------                  Director
          J. Larry Smart                  (Principal Executive Officer)

       /s/ GEOFFREY C. DARBY              Vice President of Finance and         August 29, 1997
-----------------------------------  Administration, Chief Financial Officer
         Geoffrey C. Darby             (Principal Financial and Accounting
                                                     Officer)

     /s/  WILLIAM J. HARDING*                        Director                   August 29, 1997
-----------------------------------
        William J. Harding

       /s/  JEFFREY HEIMBUCK                         Director                   August 29, 1997
-----------------------------------
         Jeffrey Heimbuck

     /s/  DAVID F. MARQUARDT*                        Director                   August 29, 1997
-----------------------------------
        David F. Marquardt

        /s/  VINCENT WORMS*                          Director                   August 29, 1997
-----------------------------------
           Vincent Worms

    *By: /s/ GEOFFREY C. DARBY                                                  August 29, 1997
-----------------------------------
         Geoffrey C. Darby
         Attorney-in-fact

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

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                             NUMBERED
 NUMBER                             DESCRIPTION OF EXHIBITS                            PAGE
---------    -----------------------------------------------------------------------------------
10.20(5)     Software License Agreement dated August 14, 1996 between the
             Registrant and Hewlett-Packard Company................................
10.21(7)**   Form of Employment Agreement between the Registrant and each of its
             Executive Officers....................................................
10.22(8)     1997 Employee Stock Option Plan.......................................
10.23(8)     Director 1997 Compensation Plan.......................................
10.24(9)     Manufacturing Agreement dated May 8, 1997 between the Registrant and
             NMB Technologies, Inc.................................................
10.25(9)     Loan and Security Agreement dated June 26, 1997 between the Registrant and Silicon Valley Bank...............................................
10.26(9)**   Letter Agreements dated April 1, 1997 and July 7, 1997 between the
             Registrant and J. Larry Smart.........................................
10.27(9)**   Letter Agreement dated April 9, 1997 between the Registrant and
             Jeffrey Heimbuck, and Nonstatutory Stock Option Agreements dated April
             9, 1997 between the Registrant and Jeffrey Heimbuck...................
11.1         Calculation of Earnings Per Share.....................................
23.1         Consent of Price Waterhouse LLP.......................................
24.1(2)      Power of Attorney.....................................................
27.1         Financial Data Schedule...............................................


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

(5) Incorporated by reference from Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(6) Incorporated by reference from Exhibit 4.1 of the Registrant's current Report on Form 8-K dated October 30, 1996.


(7) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.



(8) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.



(9) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.


 ** Management compensatory plan or arrangement.