Form 10-Q
period 1997-09-30
VISIONEER INC
filed 1997-11-13
CIK 1002517

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1997   COMMISSION FILE NUMBER 0-27038

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

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of October 31, 1997 was 19,633,318.

================================================================================

                                VISIONEER, INC.

                                   FORM 10-Q

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                                           PAGE
                                                                                           ----
PART I:  FINANCIAL INFORMATION
Item 1.   Financial Statements
          a) Condensed Balance Sheets at September 30, 1997 and December 31, 1996........
          b) Condensed Statements of Operations for the three month and nine month periods ended September 30, 1997 and September 30, 1996........................
          c) Condensed Statements of Cash Flows for the nine month periods ended
             September 30, 1997 and September 30, 1996...................................
          d) Notes to Condensed Financial Statements.....................................
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................

PART II:  OTHER INFORMATION
Item 1.   Legal Proceedings..............................................................
Item 2.   Changes in Securities..........................................................
Item 3.   Defaults Upon Senior Securities................................................
Item 4.   Submission of Matters to a Vote of Security Holders............................
Item 5.   Other Information..............................................................
Item 6.   Exhibits and Reports on Form 8-K...............................................
Signatures...............................................................................

                                     PART 1

                             FINANCIAL INFORMATION

ITEM. FINANCIAL STATEMENTS

                                VISIONEER, INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1997              1996
                                                                     -------------     ------------
                                              ASSETS
Current assets:
  Cash and cash equivalents........................................    $  12,793         $ 22,391
  Short-term investments...........................................        1,502            8,747
  Restricted cash..................................................           62               62
  Accounts receivable, less allowances of $4,750 and $3,931........       11,403           10,780
  Inventory........................................................        2,918            4,508
  Prepaid expenses and other current assets........................        1,082              911
                                                                     -------------     ------------
          Total current assets.....................................       29,760           47,399
                                                                     -------------     ------------
Property and equipment, net........................................        2,809            4,158
Other assets.......................................................          155              228
                                                                     -------------     ------------
                                                                       $  32,724         $ 51,785
                                                                      ==========       ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................    $  12,660         $ 11,449
  Deferrred revenue................................................        2,252              334
  Accrued sales and marketing incentives...........................        1,825            2,474
  Accrued payable to sub-contractors...............................        2,100            1,100
  Accrued liabilities..............................................        3,266            3,235
                                                                     -------------     ------------
          Total current liabilities................................       22,103           18,592
                                                                     -------------     ------------
  Long-term liabilities............................................          125               --
                                                                     -------------     ------------
Stockholders' equity:
  Common stock, $0001 par value; 50,000,000 shares authorized at
     September 30, 1997 and December 31, 1996; 19,695,171 and
     19,202,609 shares issued and outstanding at September 30, 1997
     and December 31, 1996, respectively...........................           19               19
  Additional paid-in-capital.......................................       87,690           86,951
  Deferred compensation relating to stock options..................         (175)            (250)
  Notes receivable from stockholders...............................         (337)            (329)
  Accumulated deficit..............................................      (76,701)         (53,198)
                                                                     -------------     ------------
          Total stockholders' equity...............................       10,496           33,193
                                                                     -------------     ------------
                                                                       $  32,724         $ 51,785
                                                                      ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                          THREE MONTHS
                                                              ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                        -----------------     -------------------
                                                         1997      1996         1997       1996
                                                        -------   -------     --------   --------
Revenues:
  Product revenues....................................  $15,626   $10,259     $ 32,712   $ 31,468
  Royalty and other revenues..........................    1,851     1,819        5,246      8,599
                                                        -------   -------     --------   --------
          Total net revenues..........................   17,477    12,078       37,958     40,067
                                                        -------   -------     --------   --------
Cost of revenues:
  Cost of product revenues............................   11,788     9,506       36,666     27,081
  Cost of royalty revenues............................      272       188          564      1,088
                                                        -------   -------     --------   --------
          Total cost of revenues......................   12,060     9,694       37,230     28,169
                                                        -------   -------     --------   --------
Gross profit..........................................    5,417     2,384          728     11,898
                                                        -------   -------     --------   --------
Operating expenses:
  Research and development............................    1,573     3,191        6,977      8,210
  Selling, general and administrative.................    4,745     6,802       17,417     18,801
  Restructuring charge................................       --        --          675         --
                                                        -------   -------     --------   --------
          Total operating expenses....................    6,318     9,993       25,069     27,011
                                                        -------   -------     --------   --------
Operating loss........................................     (901)   (7,609)     (24,341)   (15,113)
Interest income.......................................      232       585          879      1,858
Interest expense......................................       (7)      (20)         (41)       (53)
                                                        -------   -------     --------   --------
Net loss..............................................  $  (676)  $(7,044)    $(23,503)  $(13,308)
                                                        =======   =======     ========   ========
Net loss per share....................................  $ (0.03)  $ (0.37)    $  (1.21)  $  (0.70)
                                                        =======   =======     ========   ========
Weighted average common shares and equivalents........   19,405    19,207       19,490     19,061
                                                        =======   =======     ========   ========

   The accompanying notes are an integral part of these financial statements.

                                 VISIONEER, INC

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................    $(23,503)    $(13,308)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization...................................       1,883        1,393
     Accounts receivable allowances..................................         819          (77)
     Other...........................................................          67           75
     Changes in assets and liabilities:
       Accounts receivable...........................................      (1,442)       3,834
       Inventory.....................................................       1,590       (4,191)
       Prepaid expenses and other current assets.....................        (171)        (303)
       Other assets..................................................          73         (111)
       Accounts payable..............................................       1,211       (2,116)
       Deferred revenue..............................................       1,918       (1,192)
       Accrued sales and marketing incentives........................        (649)         501
       Accrued payable to sub-contractors............................       1,000          361
       Other accrued liabilities.....................................         156        1,135
                                                                         --------     --------
Net cash used in operating activities................................     (17,048)     (13,999)
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of short-term investments....................       7,245       (7,449)
  Capital expenditures for property and equipment....................        (534)      (2,306)
                                                                         --------     --------
Net cash provided by (used in) investing activities..................       6,711       (9,755)
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net........................         739        7,620
  Payments on capitalized lease obligations..........................          --         (182)
                                                                         --------     --------
Net cash provided by financing activities............................         739        7,438
                                                                         --------     --------
Net decrease in cash and cash equivalents............................      (9,598)     (16,316)
Cash and cash equivalents at beginning of period.....................      22,391       39,909
                                                                         --------     --------
          Cash and cash equivalents at end of period.................    $ 12,793     $ 23,593
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION:

     The accompanying unaudited condensed financial statements of Visioneer, Inc. (the "Company" or "Visioneer") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these interim condensed financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1997, and for other periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

     The results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or any future period.

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

     The Company's fiscal year ends on the Sunday closest to December 31. Accordingly, fiscal 1997 will end December 28, 1997 and will contain 52 weeks, fiscal 1996 ended December 29, 1996 and also contained 52 weeks. The Company reports quarterly results on thirteen-week quarterly periods, each ending on the Sunday closest to month-end. For purposes of presentation, the Company has indicated its accounting year as ending December 31 and its interim quarterly periods as ending on the respective calendar month-end.

NOTE 2. BALANCE SHEET COMPONENTS:

     Inventory consists of the following (in thousands):

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1997              1996
                                                             -------------     ------------
        Raw materials......................................     $    --           $1,433
        Work-in-process....................................         324            1,453
        Finished goods.....................................       2,594            1,622
                                                                 ------           ------
                                                                $ 2,918           $4,508
                                                                 ======           ======

     During the nine month period ended September 30, 1997, and primarily in the three month period ended March 31, 1997, the Company recorded net inventory reserves and write-offs of approximately $3.9 million. In addition, during the same period, the Company recorded $5.0 million of reserves in connection with the cancellation of certain purchase commitments.

                                VISIONEER, INC.

                                  (UNAUDITED)

     Property, plant and equipment, net, consists of the following (in thousands):

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1997              1996
                                                             -------------     ------------
        Machinery and equipment............................     $ 3,586           $5,129
        Software...........................................       1,363            1,259
        Leasehold improvements.............................         281              368
        Furniture and fixtures.............................         688              607
                                                                 ------           ------
                                                                  5,918            7,363
        Accumulated depreciation and amortization..........      (3,109)          (3,205)
                                                                 ------           ------
                                                                $ 2,809           $4,158
                                                                 ======           ======

NOTE 3. NET LOSS PER SHARE:

     Net loss per share data is based upon the weighted average number of outstanding shares of common stock. Common stock equivalents, which include stock options and warrants (using the treasury stock method), are excluded as their effect is anti-dilutive.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement on January 1, 1996 it would not have had a material impact on the reported loss per share for the three and nine month periods ended September 30, 1997 and 1996.

NOTE 5. LITIGATION AND PATENT INFRINGEMENT CLAIMS:

     On November 1, 1996, Millennium, L.P. ("Millennium"), a Cayman Island limited partnership, filed an infringement action against Compaq alleging that Compaq's scanner keyboard system, which utilizes certain technology that is licensed from the Company, and used in its products, infringes certain patent claims. The Company indemnified Compaq with respect to the claims that Millennium had asserted against Compaq to the extent required by the Company's OEM agreement with Compaq. On September 17, 1997, Millennium and the Company entered into a Settlement and License Agreement pursuant to which the Company licensed the patents held by Millennium and the litigation was settled. The payments to Millennium, called for by the settlement, had been fully accrued in previous periods.

NOTE 6. DEBT:

     On June 26, 1997, the Company obtained a $7.5 million line of credit from a bank. The facility, which expires on June 25, 1998, bears an interest rate of 0.25% over the Prime Rate. The agreement provides for borrowings up to the lesser of 70% of eligible domestic accounts receivables and 60% of eligible distributor accounts receivables or $7.5 million. Under the terms of the agreement, the Company can use the line of credit to obtain letters of credit of up to $2.0 million. On September 30, 1997, the agreement was modified to increase the letter of credit sub-limit to $6 million. The line of credit is collateralized by a security interest in substantially all of the Company's current and future tangible and intangible assets. The terms of the agreement require, among other terms, a minimum ratio of current assets to current liabilities, a maximum ratio of indebtedness to tangible net worth and maximum quarterly losses. At September 30, 1997 the Company had no outstanding bank borrowings.

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

OVERVIEW

     Visioneer designs, develops and markets intelligent paper input systems and image management software. The Company introduced its first color sheet fed product, the PaperPort Strobe, in the second quarter of 1997, and its first line of flatbed scanners, the PaperPort 3000 and PaperPort 6000, in the third quarter of 1997. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The success of the Company will depend on its ability to adopt certain product cost reduction measures, thereby improving its gross margins, implement certain expense reduction measures while generating sales of PaperPort products significantly in excess of sales during the past several quarters, introduce new products and enhancements to existing products which respond to customer needs, attain market acceptance and effectively compete against other products. This in turn will depend in part on the ability of the Company to convince end users to adopt paper management systems for the desktop and to educate end users about the benefits of the Company's products. There can be no assurance that the Company will be successful in reducing its costs and expenses, nor is there any assurance that the market for paper input systems will develop or that the Company will achieve broad market acceptance of its products. The Company has incurred annual net losses since inception. There can be no assurance that the Company will be able to attain profitability during any particular period or in the near future. As of September 30, 1997, the Company had an accumulated deficit of $76.7 million. Although the Company had, in the past, experienced revenue growth during several quarters, the growth rates have neither been consistent nor sustainable and are not indicative of future operating results.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of total net revenues, certain selected financial data for the three month and nine month periods ended September 30, 1997 and September 30, 1996.

                                VISIONEER, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                      THREE MONTHS
                                                          ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                    -----------------       -----------------
                                                    1997        1996        1997        1996
                                                    -----       -----       -----       -----
    Revenues:
      Product revenues............................   89.4%       84.9%       86.2%       78.5%
      Royalty and other revenues..................   10.6%       15.1%       13.8%       21.5%
                                                    -----       -----       -----       -----
              Total net revenues..................  100.0%      100.0%      100.0%      100.0%
                                                    -----       -----       -----       -----
    Cost of revenues:
      Cost of product revenues....................   67.4%       78.7%       96.6%       67.6%
      Cost of royalty and other revenues..........    1.6%        1.6%        1.5%        2.7%
                                                    -----       -----       -----       -----
              Total cost of revenues..............   69.0%       80.3%       98.1%       70.3%
                                                    -----       -----       -----       -----
    Gross profit..................................   31.0%       19.7%        1.9%       29.7%
                                                    -----       -----       -----       -----
    Operating expenses:
      Research and development....................    9.0%       26.4%       18.3%       20.5%
      Selling, general and administrative.........   27.2%       56.3%       45.9%       46.9%
      Restructuring charge........................    0.0%        0.0%        1.8%        0.0%
                                                    -----       -----       -----       -----
              Total operating expenses............   36.2%       82.7%       66.0%       67.4%
                                                    -----       -----       -----       -----
    Operating loss................................   (5.2%)     (63.0%)     (64.1%)     (37.7%)
    Interest income...............................    1.3%        4.8%        2.3%        4.6%
    Interest expense..............................   (0.0%)      (0.2%)      (0.1%)      (0.1%)
                                                    -----       -----       -----       -----
    Net loss......................................   (3.9%)     (58.3%)     (61.9%)     (33.2%)
                                                    =====       =====       =====       =====

  TOTAL NET REVENUES

     Total net revenues increased 45% to $17.5 million for the three month period ended September 30, 1997 from $12.1 million for the comparable period in 1996. The increase was attributable primarily to significant increases in branded product sales. Overall scanner unit sales increased 96% between the comparable three month periods, benefiting from a full quarter's shipment of PaperPort Strobe, continued demand for grayscale products, and the September introduction of the Company's new line of color flatbed scanners, the PaperPort 3000 and PaperPort 6000. Some of the sales of PaperPort Strobe and PaperPort 3000 and 6000 was attributed to initial distributor and reseller inventory stocking orders. In complying with the Company's revenue recognition policy regarding new product introductions, the Company has deferred recognition of revenue for a portion of these product shipments until the normal sell-thru rate can be determined. Scanner revenue growth of 44% did not match unit sales growth as overall average selling prices of scanners continued their downward trend. Contributing to the increase in total net revenues for the comparable three month periods, was a significant increase in software revenues as a result of the introduction of PaperPort Deluxe software in the first quarter of 1997. Net software revenues increased 381% for the three month period ended September 30, 1997 from the comparable period in 1996, accounting for approximately 13% of total net revenues. Royalty revenue was essentially unchanged, remaining at approximately $1.8 million for the two periods.

     Total net revenues for the nine month period ended September 30, 1997 decreased 5% to $38.0 million from $40.1 million for the comparable period in 1996. The decrease was attributable to several factors. First, retail scanner unit shipments were down significantly in the three month period ended March 31, 1997 from the same period in 1996, because the sheet-fed scanner market transitioned from grayscale to color much more rapidly than the Company had anticipated, and the corporate market was not developing as quickly as the Company had expected. Second, revenues were adversely impacted by several scanner price reductions as the Company had to respond to competitive pricing actions. Third, while royalties from the Company's OEM partners remained relatively flat for the three month period ended September 30, 1997 compared to the same period in 1996, OEM royalties declined significantly during the three month period ended March 31, 1997 compared to the same period in 1996, because Hewlett-Packard stopped purchasing the Company's product in the second quarter of 1996 and the Company and Compaq mutually agreed to terminate the OEM licensing agreement in the first quarter of 1997.

     Total net revenues from international sales were approximately 8% of total net revenues for the three month period ended September 30, 1997 as compared to 12% for the same period in 1996. Total net revenues from international sales for the nine month periods ended September 30, 1997 and September 30, 1996 remained relatively flat at approximately 10% of total net revenues. The recent decline in international sales was a direct result of the Company's decision to restructure its international sales and marketing operations. In April 1997, the Company terminated its local sales operations for Europe and the Asia-Pacific regions and began focusing on distribution partners who have established sales outlets and local country expertise. The strategy is designed to minimize expenses and maximize profitability for the regions. However, in the near term, until the strategy is fully implemented, it is unlikely that the Company will be able to sustain the same level of revenues from international sales as it has experienced in the previous several quarters.

     Pursuant to the software licensing agreement with Hewlett-Packard, the three month period ended September 30, 1997 was the last period in which Hewlett-Packard was required to make a minimum quarterly payment of $1.5 million to the Company. Under the terms of the agreement, Hewlett-Packard will continue to pay per unit royalties to the Company for every Hewlett-Packard product shipped with the Company's software. The Company expects royalty revenues from Hewlett-Packard for future periods to decrease significantly, the extent of which is uncertain. If the Company is not able to replace the anticipated loss in revenue for Hewlett-Packard with other equivalent royalty revenue from other OEMs, the Company's future net revenues and gross margin will be adversely impacted.

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

     The Company has experienced and may continue to experience significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors, many of which are outside of the Company's direct control. These factors include development of the paper input systems market, demand for the Company's products, the Company's success in developing, introducing and shipping new products and product enhancements, the market acceptance of such products, the Company's ability to respond to new product introductions and price reductions by its competitors, which the Company expects will continue through the foreseeable future, the timing, cancellation or rescheduling of significant orders, the purchasing patterns and potential product returns from the Company's distribution channels, the Company's relationships with its OEM partners and distributors, the performance of the Company's contract manufactur-ers and component suppliers, the availability of key components and changes in the cost of materials for the Company's products, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development and selling, general and administrative expenditures, and general economic conditions.

     In particular, the Company recently introduced the PaperPort Strobe, the Company's first color sheet fed product, and the PaperPort 3000 and PaperPort 6000, the Company's first line of flatbed color scanners. There can be no assurance that the market will accept such products, that the Company will not experience significant levels of returns of such products as a result of manufacturing or engineering problems associated with new product development, or that the Company will not experience a significant decrease in revenues, or higher rates of return of its older products as a result of such new product introductions.

  TOTAL COST OF REVENUES

     Total cost of revenues as a percentage of total net revenues was 69% for the three month period ended September 30, 1997 compared to 80% for the comparable period in 1996. The improvement resulted primarily from fixed costs spread over increased unit shipments, various cost reduction programs, and favorable impact from sale of certain grayscale products for which lower of cost or market reserves had been taken in prior quarters.

     Total cost of revenues as a percentage of total net revenues was 98% for the nine month period ended September 30, 1997 compared to 70% for the comparable period in 1996. The increase was a result of significant charges taken in the three month period ended March 31, 1997 for inventory write-offs, increased reserves relating to excess and obsolete inventory, and cancellation of certain purchase commitments relating to grayscale scanner products.

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

  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased 51% in absolute dollars to $1.6 million in the three month period ended September 30, 1997 from $3.2 million in the comparable period in 1996, while decreasing as a percentage of total net revenues to 9% from 26%. Research and development expenses decreased 15% in absolute dollars to $7.0 million in the nine month period ended September 30, 1997 from $8.2 million in the comparable period in 1996. The decreases in spending were the result of a reduction in engineering employees and consultants and reduced project spending. At September 30, 1997 the Company employed 30 full-time employees and 7 consultants in research and development compared to 54 employees and 18 consultants at September 30, 1996. The reduction was part of a company-wide restructuring plan implemented in May 1997. The Company believes that the continued development of new products and the enhancement of existing products is essential to its success, and will continue to invest in activities which it believes are essential to the success of the Company. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND RESTRUCTURING CHARGE

     Selling, general and administrative expenses decreased 30% in absolute dollars to $4.7 million in the three month period ended September 30, 1997 from $6.8 million in the comparable period in 1996. As a percentage of total net revenues, selling, general and administrative expenses decreased to 27% from 56%. Selling, general and administrative expenses decreased 7% in absolute dollars to $17.4 million in the nine month period ended September 30, 1997 from $18.8 million in the comparable period in 1996. The decrease was primarily attributable to the Company's adoption of a strategy to focus on its core domestic scanner and software products. As a result, the Company completed a restructuring plan of all its organizations in May, including a decrease of approximately 40% of total employee and consultant headcount and a significant reduction in variable sales and marketing expenditures. A one-time restructuring charge of $675,000 was recorded in the three month period ended June 30, 1997, representing severance paid to terminated employees and contractors and other related expenses. Although the spending cuts were designed to decrease the Company's on-going operating expenses, there can be no assurance that the spending cuts will not adversely affect future revenue levels, which would have an adverse affect on the Company's financial condition and future operating results. Although the Company has adopted rigid spending controls, selling, general and administrative expenses may fluctuate from quarter to quarter, in absolute terms, depending on a variety of factors, including the timing of the introduction of any new products, expansion of the Company's distribution channels, general advertising not related to product introductions and a new international sales and marketing strategy.

  OTHER INCOME, NET

     Other income, net consists primarily of interest earned on cash equivalents and short-term investments. Other income, net was $225,000 for the three month period ended September 30, 1997 compared to $565,000 for the three month period ended September 30, 1996. Other income, net was $838,000 for the nine month period ended September 30, 1997, compared to $1.8 million for the comparable period in 1996. These decreases were the result of a decrease in interest income from decreased cash equivalents and short-term investments, as a consequence of the Company's operational losses over the last several quarters.

  TAXATION

     The Company had no tax provision during the nine month period ended September 30, 1997 and 1996 due to the net loss incurred. The Company did not record a tax benefit of operating losses for the first nine months of 1996 and 1997 due to the uncertainty of their realization.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments totaled $14.4 million at September 30, 1997 compared to $31.2 million at December 31, 1996. The $16.8 million decrease was primarily used to fund $17.0 million in operating activities for the first nine months of 1997. The negative cash flows from operating activities was attributed to a net loss of $23.5 million, offset by non-cash charges and changes in working capital. Cash used for operating activities in the first nine months of 1996 was $14.0 million, of which $13.3 million was used to fund net losses and a net decrease in non-cash charges and working capital of $691,000.

     Cash provided by investing activities for the nine month period ended September 30, 1997 was $6.7 million, primarily from net sales of short-term investments. Cash used in investing activities for the nine month period ended September was $9.8 million, of which $7.4 million was associated with net purchases of short-term investments and transfers to restricted cash, and $2.3 million was used for capital expenditures.

     Cash provided by financing activities for the nine months ended September 30, 1997 was $739,000, primarily from the issuance of new Common Stock in connection with the Company's employee stock purchase plan. Cash provided by financing activities was $7.4 million for the nine month period ended

September 30, 1996. The majority of the cash was the result of the exercise of the over-allotment option granted to the underwriters in the December 1995 initial public offering.

     As the Company introduces and ramps up production of its new products in subsequent quarters, its investment in inventory and accounts receivable will continue to represent a significant portion of working capital. In June 1997, the Company negotiated a $7.5 million line of credit to provide an additional source of liquidity. The Company believes that its existing sources of liquidity, including current cash balances and its line of credit, will provide adequate cash to fund its operations for at least the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

  DIFFICULTIES AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTION AND
DEVELOPMENT

     The market for the Company's products is characterized by rapidly changing technology and frequent new product introductions. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards, including the Company's recent introduction of its color scanner products, the PaperPort Strobe, PaperPort 3000 and PaperPort 6000. The development of new, technologically-advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends, including with respect to PaperPort Strobe and PaperPort 3000 and 6000, the Company's belief of significant market demand for color sheet-fed and flatbed scanner products, respectively. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products and product enhancements successfully, that any new products or product enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. New product announcements by the Company could cause customers to defer purchasing existing products or cause the Company to lower prices of its older products, resulting in distributors claiming price protection credits or returning such products to the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

     The introduction of major new products and enhancements of existing products, such as PaperPort Deluxe, introduced in the first quarter of 1997, and PaperPort Strobe, introduced in the second quarter of 1997, and PaperPort 3000 and PaperPort 6000, introduced in the third quarter, has had and will continue to have a significant impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of any new product may increase in the first few months following introduction due to the purchase of initial inventory by the Company's distributors. Thereafter, revenues may decline or stabilize until the end of a product life cycle, at which time revenues are likely to decline significantly. To this extent, the Company feels that the level of sales of PaperPort Deluxe and PaperPort Strobe, in the final quarter of 1997, may not match initial sales figures experienced in the first nine months of 1997.

     The Company must successfully manage the transition to new products and new versions of existing products. At the end of a product life cycle the Company may experience higher rates of return of its older products and may have to lower the prices of such products, which would result in increased price protection charges and could have a material adverse impact on the Company's net revenues and operating results. The Company experienced higher than normal rates of return of its grayscale scanner products in the first nine months of 1997 and incurred significant price protection charges in connection with the Company's release of its new color scanner, the PaperPort Strobe. Due to the inherent uncertainties of product development and new product introductions, the Company cannot accurately predict the exact timing in which a new product or version will be ready to ship. Any delay in the scheduled release of major new products would have a material adverse impact on the Company's net revenues and operating results.

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

  DEPENDENCE ON CONTRACT MANUFACTURERS

     The Company has an independent contract manufacturing agreement with Flextronics. Until the second quarter of 1996, Flextronics had accounted for nearly all of the Company's material procurement, assembly, system integration, testing and quality assurance. Commencing in the second quarter of 1996, the Company began contracting the manufacture of the PaperPort ix, the scanner keyboard, with NMB Technologies, Inc. ("NMB"). In May 1997, the Company entered into an independent contract manufacturing agreement with NMB to manufacture the PaperPort Strobe. In the third quarter of 1997, the Company began contracting the manufacture of PaperPort 3000 and PaperPort 6000 flatbed scanners with Avision Labs, Inc. ("Avision"), on a purchase order basis. All manufacturing partners are located in the Far East, and therefore, the Company is exposed to the political and economic risks associated with doing business in this region, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, commencement of production of products at new or existing facilities involves certain start-up risks, such as those associated with the procurement of materials and training of production personnel, which may result in delays and quality issues. The unanticipated loss of Flextronics, NMB or Avision as manufacturing partners could cause delays in the Company's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event would have a material adverse effect on the Company's business, operation results and financial condition.

     The Company's manufacturing policies are designed to take advantage of lower manufacturing costs overseas, which may, in certain instances, result in excess or insufficient inventory, or inappropriate mix of component inventory, if orders do not match forecasts. To date, the Company's inventory reflects purchases made based on forecasted sales, however, there can be no assurance that actual sales will match sales forecasts. To the extent the Company has excess inventory, the Company may experience inventory write-downs or may have to lower prices of its products which would result in substantial price protection charges and a negative impact on gross margins. In this regard, the Company did experience a significant excess inventory situation during the quarter ended March 31, 1997, and did record significant inventory write-down and price protection charges. Although the Company has made significant progress in reducing its inventory risk over the last several months, there can be no assurance that the Company will be successful in its continuing efforts and will not experience a similar adverse excess inventory situation.

  DEPENDENCE ON DISTRIBUTORS

     To date, the Company has derived a substantial portion of its revenues from sales through its independent distributors and resellers. Although the Company has established several strategic OEM partnerships, the Company expects that sales through its independent distributors and resellers will continue to account for a substantial portion of its revenues for the foreseeable future. Sales to the top four independent distributors in the first nine months of 1997 accounted for 36% of the Company's net revenues compared to 41% for the comparable period of 1996. The Company anticipates that its dependence on any one independent distributor or reseller will continue to decrease in the future because of its efforts to expand its distribution channels. The Company's agreements with its distributors and resellers are not exclusive, and each of the Company's distributors and resellers can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's independent distributors and resellers will continue to offer the Company's products or that the Company will be able to recruit additional or replacement distributors or resellers. The loss of one or more of the Company's major distributors or resellers would have a material adverse effect on the Company's business, operating results and financial condition. Many of the Company's distributors and resellers offer competitive products manufactured by third parties. There can be no assurance that the Company's distributors or resellers will give priority to the marketing of the Company's products as compared to competitors' products. Any reduction or delay in sales of the Company's products by its distributors and resellers would have a material adverse effect on the Company's business, operating results and financial condition.

  INTENSELY COMPETITIVE MARKET

     The computer and peripherals industry has been characterized by ongoing rapid price erosion and resulting pressure on gross margins. For example, the suggested retail price of PaperPort Vx, when it was introduced in November 1995, was $369, the suggested retail price as of July 1, 1997 is $179. The Company expects that, based on historical trends in the computer and peripherals industry and, in particular, on the Company's recent observations and experiences in the paper management systems market, prices will continue to decline in the future and that competitors will offer products which meet or exceed performance and capabilities of the Company's products. The Company intends to introduce new hardware designs, software products, software upgrades, accessory products and new software features, in part, to respond to anticipated competitive price pressures and new product introductions. If prices fall faster than expected by the Company, or if the Company reduces its prices in order to become or remain competitive or for any other reason, the Company may be unable to respond with significant cost reductions and its gross margin could be materially adversely affected. In addition, the Company's gross margin will depend in part on other factors outside of the Company's control, including the availability and prices of key components, the success of the Company's product transition, competition, the timing and amount of royalties received under its OEM arrangements and general economic conditions. Fluctuations in gross margin could have a material adverse effect on the Company's financial condition and operating results.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 1, 1996, Millennium, L.P. ("Millennium"), a Cayman Island limited partnership, filed an infringement action against Compaq alleging that Compaq's scanner keyboard system, which utilizes certain technology that is licensed from the Company, and used in its products, infringes certain patent claims. The Company indemnified Compaq with respect to the claims that Millennium had asserted against Compaq to the extent required by the Company's OEM agreement with Compaq. On September 17, 1997, Millennium and the Company entered into a Settlement and License Agreement pursuant to which the Company licensed the patents held by Millennium and the litigation was settled. The payments to Millennium, called for by the settlement, had been fully accrued in previous periods.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on October 3, 1997. There were present at the meeting, in person or represented by proxy, holders of 17,618,076 shares of Common Stock, which represented approximately 90% of the outstanding shares of Common Stock. The matters voted on at the meeting and the votes cast were as follows:

     1. All Management's nominees for directors were elected as listed below:

            NAME OF NOMINEE                                       VOTES CAST
            ----------------------------------------------  -----------------------
            J. Larry Smart                                  For:         17,289,353
                                                            Against:              0
                                                            Abstain:        328,723
            William J. Harding                              For:         17,441,287
                                                            Against:              0
                                                            Abstain:        176,789
            Jeffrey Heimbuck                                For:         17,439,137
                                                            Against:              0
                                                            Abstain:        178,939
            David F. Marquardt                              For:         17,393,872
                                                            Against:              0
                                                            Abstain:        224,204
            Vincent Worms                                   For:         17,440,887
                                                            Against:              0
                                                            Abstain:        177,189

     2. The approval of an amendment to the Company's 1993 Incentive Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares to an aggregate of 3,870,000 shares. There were 8,870,420 Common Shares voting in favor, 1,015,198 Common Shares voting against, 24,250 Common Shares abstaining, and 7,708,208 Common Shares recorded as broker non-votes.

     3. The approval of an amendment to the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 400,000 shares to an aggregate of 700,000 shares. There were 11,852,676 Common Shares voting in favor, 555,883

        Common Shares voting against, 31,350 Common Shares abstaining, and 5,178,167 Common Shares recorded as broker non-votes.

     4. The approval of an amendment to the Company's 1995 Directors' Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 120,000 shares to an aggregate of 320,000 shares. There were 11,666,341 Common Shares voting in favor, 730,222 Common Shares voting against, 43,346 Common Shares abstaining, and 5,178,167 Common Shares recorded as broker non-votes.

     5. The approval of the grant of an option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $3.50 per share to Jeffrey Heimbuck, a director of the Company. There were 11,599,350 Common Shares voting in favor, 582,205 Common Shares voting against, 45,234 Common Shares abstaining, and 5,391,287 Common Shares recorded as broker non-votes.

     6. The ratification of the reappointment of Price Waterhouse LLP as the Company's Independent Accountants for the fiscal year ending December 28, 1997. There were 17,491,296 Common Shares voting in favor, 89,495 Common Shares voting against, and 42,285 Common Shares abstaining.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

        EXHIBIT NO.                                  DESCRIPTION
        -----------   --------------------------------------------------------------------------
        10.31         Amendment No. 1 dated September 30, 1997 to Loan and Security Agreement dated June 26, 1997 between the Registrant and Silicon Valley Bank
        27.1          Financial Data Schedule

     (B) REPORTS ON FORM 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on November 12, 1997.

                                          VISIONEER, INC.

                                          By: /s/  GEOFFREY C. DARBY

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

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
     EXHIBIT                                                                           NUMBERED
     NUMBER                             DESCRIPTION                                      PAGE
    ---------     -------------------------------------------------------            -------------
      10.31       Amendment No. 1 dated September 30, 1997 to Loan and
                  Security Agreement dated June 26, 1997 between the
                  Registrant and Silicon Valley Bank.....................
      27.1        Financial Data Schedule................................