Form 10-K
period 1997-12-28
VISIONEER INC
filed 1998-03-27
CIK 1002517

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $32,013,844.17 as of February 28, 1998, based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of February 28, 1998 was 19,633,939.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the Registrant's definitive proxy statement for its annual meeting of stockholders to be held May 22, 1998.

================================================================================

                                VISIONEER, INC.

                               TABLE OF CONTENTS
                                 1997 FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
Item 8.   Financial Statements and Supplementary Data.................   23

                                  PART III
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   40
Item 10.  Directors and Executive Officers of the Registrant..........   40
Item 11.  Executive Compensation......................................   40
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   40
Item 13.  Certain Relationships and Related Transactions..............   40

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   41
Signatures............................................................   44

                                     PART I

     FORWARD LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STOCKHOLDERS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS PERTAINING TO THE COMPANY INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THOSE CONTAINED IN ITEM 7 OF THIS REPORT UNDER THE CAPTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S PERIODIC REPORTS AND OTHER INFORMATION FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1. BUSINESS

GENERAL

     Visioneer designs, develops and markets intelligent paper and image management systems which facilitate the imaging, manipulation, distribution and storage of information on personal computers, multi-function-peripherals and from digital cameras. The Company's PaperPort products provide an easy-to-use, fast and cost-effective solution for document and image input and management at the desktop. The Company's products leverage peripherals and applications resident on the computer and transform personal computers into multi-function, paper-to-digital information systems for the electronic faxing, filing, editing, printing and sending of paper-based documents and images via e-mail, on-line information services and the Internet.

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

VISIONEER PRODUCTS

     The Company has pioneered a new category of intelligent paper and image management systems for use with personal computers. These systems bridge the separation between paper-based and digital information by seamlessly integrating the input, manipulation, management, distribution and storage of paper-based information and images. Visioneer provides an easy-to-use, fast and cost-effective solution for personal document and image input and management at the desktop, which reduces the need for redundant office equipment. The speed, convenience and advanced software capabilities of the Visioneer solution also create new uses for paper-based documents, such as electronic filing and attaching paper-based documents to e-mail messages.

     The Company's PaperPort products provide an integrated hardware and software solution at the desktop through compact sheetfed scanners and larger flatbed scanners. PaperPort's high-performance scanners intelligently automate the paper input process by performing multiple operating functions without user intervention and provide advantages in scanning speed, image quality and image orientation. PaperPort software provides a user-friendly interface and application-rich environment for performing numerous annotation and image manipulation and enhancement functions. The Company has established an open development environment and offers direct links to more than 150 popular software applications and peripherals. Visioneer's systems leverage peripherals and third-party applications resident on the computer to provide enhanced faxing, electronic filing, business card reading, personal copying, convenient scanning and text editing, color image manipulation and enhancement, and also serves as a means of attaching paper documents to e-mail and internet messages.

  Product Description

     PaperPort Sheetfed Scanners -- The PaperPort sheetfed scanners are integrated hardware and software solutions for paper input and digitized document and image management that are easy to use, fast and cost-effective. The PaperPort Vx and mx grayscale scanners are small in size (12" X 2.5" X 3.75") and are designed to operate on the desktop between the keyboard and monitor. The PaperPort Vx is compatible with Macintosh personal computers, while the PaperPort mx is compatible with Windows 3.1, Windows 95 and Windows NT. The PaperPort ix, a scanning keyboard, is a grayscale scanner fully integrated into a keyboard, and is compatible with the aforementioned Windows releases. The PaperPort Strobe, introduced in June 1997, is a color scanner that is even smaller (11" X 2.5" X 2") and faster than its grayscale predecessors. It is available in both Macintosh and Windows versions, Windows 3.1 and Windows 95. The Windows versions are also available in either a parallel or serial interface, and the Macintosh version incorporates a SCSI interface. PaperPorts are designed to handle multiple sizes, shapes and textures of paper, including business cards, newspaper articles, business memos, receipts and photographs, and a broad range of paper types. The Company's current line of PaperPort sheetfed scanners process up to 8-bit, 400 dpi grayscale images, and 24-bit, 600 dpi color images, offering high-quality and high-resolution. Visioneer's PaperPort sheetfed products incorporate proprietary technology to provide ease of use. Visioneer's AnyPort technology allows users to connect the PaperPort sheetfed hardware component directly to a serial or parallel port on a Windows-based personal computer, or a serial or SCSI port on a Macintosh-based computer, without the need for add-on hardware cards. Similarly, PaperPort sheetfed scanners utilize Visioneer's Paper-Driven technology to automate the paper input process by simultaneously starting the PaperPort sheetfed scanner when the user inserts a piece of paper, launching the integrated PaperPort software and digitizing the image for viewing on the computer screen. The PaperPort sheetfed scanners complete the paper input process at speeds of less than two seconds per page and an average scanning time of less than four seconds per page.

     PaperPort Flatbed Scanners -- The Company introduced its first line of flatbed scanners in September 1997. The PaperPort 3000 scans 30-bit color images at up to 300 X 600 dpi optical resolution. The PaperPort 6000 scans 30-bit color images at up to 600 X 1200 dpi optical resolution. Both flatbed scanners are compatible with Windows 95 and feature a pass-through parallel port design that allows them to easily connect to virtually any Windows PC. In addition to the base version of the Company's award winning document management and image editing software, these flatbed scanners come bundled with Visioneer's Web Publishing Kit, a collection of Internet tools and utilities, which simplify the creation of Web sites.

     As of February 1, 1998, the grayscale products sell for an average retail price of $149; PaperPort Strobe for Macintosh sells for an average retail price of $249; PaperPort Strobe for Windows, parallel, sells for an average retail price of $229; PaperPort Strobe for Windows, serial, sells for an average retail price of $199, PaperPort 3000 sells for an average retail price of $149; and PaperPort 6000 sells for an average retail price of $199 in the United States. Prices for the Company's products in international markets vary by country and are generally higher than the average retail price for such products in the United States. The above mentioned prices do not reflect a $50 end-user rebate promotion in effect for all of the Company's hardware scanner products.

     PaperPort Deluxe Software -- PaperPort Deluxe Software, introduced in January 1997, is the first full featured standalone software product offered by the Company. PaperPort Deluxe Software incorporates many new paper and image management features which are not found on the base version of software bundled with the Company's hardware products, and is compatible with the Windows 95 and Windows NT operating systems. It communicates with most TWAIN-compliant input devices. PaperPort Deluxe Software turns many scanners, multi-function-peripherals and digital cameras into a versatile solution for sending, filing, copying and finding paper and photographs. Key features incorporated into this image-scanning software include SimpleSearch, which enables the user to perform a text search and retrieval on all scanned images and ScanDirect, which enables direct scanning into linked applications. In June 1997, the Company introduced a new release of PaperPort Deluxe Software. Among the key new features are simple color image editing and enhancement tools and an advanced filing system which allows for color coded folders and nested folders. As of January 1, 1998, single-user PaperPort Deluxe Software sells for a suggested retail price of $79 in the United States. Multi-user software volume license agreements targeted at corporate accounts are available at lower per seat prices.

  New Products, Product Upgrades and Extensions

     The Company intends to design and develop products to extend the life and usability of its products for its installed base through the development of software upgrades and add-on accessory products. The Company plans to offer these upgrades to its installed base as well as that of its OEM partners. The Company also plans to incorporate new software features into its PaperPort software and develop links to additional third-party software applications, and to expand its hardware and software product lines in 1998 through the development of alternative form factors comprising new hardware shapes and sizes, enhanced imaging capabilities, and other features and functionality. The Company believes that the development of these and other products and features is essential to its success. Accordingly, the Company will continue to make significant investments in the research and development of new products. Such expenses may fluctuate from quarter to quarter depending on a wide range of factors including the status of various development projects.

TECHNOLOGY

     The Company's PaperPort products incorporate a number of advanced technologies designed to simplify the process of installation, paper input, image manipulation and editing, digitized document management and integration with resident applications and peripherals. The Company has devoted substantial resources to develop hardware and software technologies to create an easy-to-use, integrated system for individual computer users. The Company's system-design approach has driven the development of several integration, intelligent automation and image manipulation technologies within the software. The "Paper-Driven" technology automates the functions of turning on the system, launching the software and placing the digitized document into the PaperPort application. With each launch, software applications on the hard drive are recognized, and linking icons to applications supported by the PaperPort API are placed on the desktop. In addition, "AutoLaunch" technology allows users to launch with one keystroke digitized documents directly into third-party software applications and peripherals already installed on the user's personal computer. The PaperPort software locates these paper-enabled third-party software applications and peripherals and builds drag and drop buttons for one-button distribution of these digitized documents. Using the PaperPort API, developers can create PaperPort links to expedite the intelligent transfer of documents between the PaperPort software and their applications. These functions allow developers to automate certain tasks such as user interface management, file conversion, software initialization, object control and OCR.

MARKETING, SALES AND DISTRIBUTION

     The primary market for the Company's products is comprised of computer users who require access to both paper and electronic information. The SOHO (Small Office, Home Office) market, which currently represents a significant majority of the Company's branded business, has been targeted by the Company because mobile and home-based professionals require office-like productivity without access to copiers, fax machines and scanners. This market, within the last 18 months, has been increasingly attracted to scanners offering color imaging capability. Over the past year, the Company responded by introducing a line of color sheetfed scanners in June 1997, PaperPort Strobe, and a line of color flatbed scanners in September 1997, PaperPort 3000 and PaperPort 6000. With the advent of color sheetfed and flatbed scanners, the grayscale sheetfed scanner market declined dramatically in 1997, much more so than the Company had anticipated. As a result, in the quarter ended March 31, 1997, the Company recorded $9.5 million in charges relating to grayscale scanner inventory reserves and cancellation charges for purchase order commitments. Although the grayscale scanner market is currently a fraction of what it was just 18 months ago, the Company has found that a limited demand still exists, especially within the corporate and legal markets. These markets are less sensitive to color, which demand larger storage requirements, and are more interested in business productivity paper management systems.

     To date however, the development of the sheetfed scanner market, in contrast to the flatbed scanner market, has not met the Company's expectations. Recent indicators point to a market that has stabilized from its growth period over the last few years. Industry analysts are forecasting a flat sheetfed scanner market over the next two years. Many competitors entered this market over the last few years during its growth period. As a result, prices dropped dramatically and margins were cut severely as overall industry costs did not keep pace, and within the last twelve months, many key players in the category have exited. The Company, however, continues to command a significant share of the sheetfed scanner market.

     The flatbed scanner market is many times larger than the sheetfed scanner market, and is growing very aggressively according to industry analysts. In addition, the flatbed scanner market is more price sensitive than the sheetfed scanner marked. The Company has successfully penetrated the color flatbed market with the introduction of PaperPort 3000 and PaperPort 6000 in September 1997. According to recent reports from PC Data, the Company had attained nearly 10% of the US flatbed market for the months of December 1997 and January 1998. The Company believes that its penetration of the flatbed scanner market is attributable to three major factors. First, the Company has established brand recognition through its previous PaperPort products; second, the Company's flatbed scanners are priced very competitively; and finally, the Company's flatbed scanners are bundled with the Company's award winning software. The Company will continue to leverage its brand recognition and the benefits of its software in order to grow its market share of the flatbed market in 1998 and beyond. There can be no assurance that the Company will be successful in this endeavor.

     In the past, the Company built awareness of its integrated paper input solutions and software by advertisements in targeted trade publications, public relations efforts and retail merchandising efforts. The Company believes that these efforts have resulted in increased brand recognition of the Visioneer and PaperPort names within target markets and with selected resellers. However, the Company also believes that recent changes in the scanner market and the Company's increased focus on reducing operating expenses requires a different strategy for the use of marketing funds. As growth in the sheetfed scanner market has slowed, the Company has recently channeled the majority of its marketing funds to flatbed scanner and software products. Since Visioneer's name and PaperPort brand are well established in the industry, and the flatbed market is relatively more price sensitive, the Company believes that the most efficient use of its marketing funds is to target them as close to the end user as possible. As a result, the Company has reduced its advertising in trade periodicals, and increased its investments in end user programs, such as end user rebates, in-store demos, and point of purchase displays.

     To date, the Company has derived substantially all of its branded revenues from sales through its independent distributors and resellers. Although the Company has established strategic software OEM partnerships, the Company expects that sales through its independent distributors and resellers will continue to account for a substantial portion of its revenues for the foreseeable future. The Company's top four retail customers for 1997 were Ingram Micro, Inc. ("Ingram"), Best Buy Company, Inc. ("Best Buy"), Office Depot, Inc. ("Office Depot") and MicroWarehouse, Inc. ("MicroWarehouse") for distribution of its products in North America. Sales to these top four independent distributors and resellers accounted for 38% of the Company's total net revenues in 1997 in the aggregate, 21%, 9%, 4% and 4%, respectively, as compared to 52% of the Company's total revenues to the top four in 1996. The Company believes these percentages may further decrease in the future because of its efforts to expand and diversify its distribution channels domestically and internationally. The Company's agreements with its distributors and resellers are not exclusive, and each of the Company's distributors and resellers can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's independent distributors and resellers will continue to offer the Company's products or that the Company will be able to recruit additional or replacement distributors. The loss of one or more of the Company's major distributors would have a material adverse effect on the Company's business, operating results and financial condition. Many of the Company's distributors offer competitive products. There can be no assurance that the Company's distributors and resellers will give priority to the marketing of the Company's products as compared to competitor's products.

Any reduction or delay in sales of the Company's products by its distributors and resellers would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company grants its distributors and resellers price protection and certain rights of return with respect to products purchased by them. In addition, the Company offers various end-user rebate programs for its products. For example, the Company is currently offering a $50 end user rebate for all of its hardware scanner products. The Company accrues for expected returns, anticipated price reductions, and anticipated rebate redemptions in amounts that the Company believes are reasonable. However, there can be no assurance that these accruals will be sufficient or that any future returns, price protection charges, or rebate redemptions will not have a material adverse effect on the Company's business and operating results, especially in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of the Company's products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the paper input market could result in significant product returns. These risks are especially true in respect to the Company's ability to successfully manage the introduction of new products in 1998. In addition, there can be no assurance that new product introductions by competitors or other market factors will not require the Company to reduce prices in a manner or at a time or rate which gives rise to significant price protection charges and which would have a material adverse effect on the Company's operating results. Any product returns, price protection charges, or rebate redemptions in excess of recorded allowances would have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Net Revenues."

     Net revenues from distributors outside North America represented approximately 10% of net revenues in 1997 as compared to 13% in 1996. The Company plans to expand its international sales by establishing a more extensive network of international distributors and resellers and developing versions of its products suitable to the market requirements of particular foreign countries, such as different languages. The Company has limited experience in developing international versions of its products and marketing, distributing, servicing and supporting such products. There can be no assurance that the Company will be able to develop new or additional versions of its existing products or successfully market, sell, deliver, service and support its products in international markets. In addition, there are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, import and export duties and restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, uncertainties in connection with collecting accounts receivable, political instability, fluctuations in currency exchange rates, logistical difficulties in managing multinational operations, seasonal reductions in business activity during summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, including the inability of the Company to recover withholding taxes, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

OEM RELATIONSHIPS

     The Company has established a limited number of strategic OEM relationships in order to promote its Visioneer and PaperPort brand names, drive industry standardization and open new markets for its products.

     In June 1995, the Company entered into an agreement with Compaq Computer Corporation ("Compaq"), pursuant to which the Company and Compaq developed a Compaq-branded scanner keyboard, incorporating the Company's technology. Compaq included a version of the PaperPort-branded software on each personal computer system which it sold with the scanner keyboard or bundled the PaperPort-branded software with the scanner keyboard which it sold separately. Pursuant to the agreement, the Company was responsible for the cost of development of the scanner keyboard and retained ownership rights to the scanner keyboard. In addition, Compaq placed purchase orders on NMB Technologies, Inc. ("NMB") to manufacturer its scanner keyboard, and subsequently made fixed, per unit royalty payments to Visioneer based on the number of scanner keyboards shipped by Compaq to its customers. Sales of the Compaq scanner keyboard products have been below the Company's expectations. In the fourth quarter of 1996, the Company was notified by Compaq of its intention to discontinue production of its scanner keyboard products, and in the first quarter of 1997, the Company and Compaq terminated the agreement and negotiated a final settlement for all outstanding royalties due for the scanner keyboard products.

     On August 14, 1996, the Company entered into a three year agreement with Hewlett-Packard Company ("Hewlett-Packard") to develop and supply software products on a non-exclusive basis to Hewlett-Packard. Under this agreement, Hewlett-Packard was granted the royalty-bearing right to distribute certain versions of the Company's PaperPort software with a variety of Hewlett-Packard scanner products, including existing flatbed scanners and network scanners. Hewlett-Packard was not obligated under the agreement to distribute Visioneer software; however, Hewlett-Packard was required to make certain minimum royalty payments to the Company through the third quarter of 1997. In the fourth quarter of 1996, Hewlett-Packard requested that, beginning in the second half of 1997, the Company include in its OEM software offering many of the same features currently included in the Company's standalone product, PaperPort Deluxe Software. However, this was inconsistent with the Company's general strategy of building a strong stand-alone software business, so the Company was unable to comply with Hewlett-Packard's request. In the fourth quarter of 1997, Hewlett-Packard informed the Company that, commencing January 1, 1998, it would no longer be building new scanner products incorporating the Company's software. In December 1997, Hewlett-Packard announced that it planned to distribute software from another company in a variety of scanner products. However, the Company expects to receive royalty payments for at least the first quarter of 1998 from Hewlett-Packard from sales of inventory on hand at the end of 1997.

     Since entering into the OEM agreements with Hewlett-Packard and Compaq, the Company has focused its OEM activities on licensing software to companies which do not directly compete with its sheetfed scanner products. In November 1996, the Company and Xerox Corporation ("Xerox") entered into a non-exclusive agreement pursuant to which the Company has agreed to license Xerox the royalty-bearing right to copy and distribute certain versions of Visioneer PaperPort software programs with the Xerox Document Centre System (DCS) product line of digital network fax and copier machines. Xerox has not yet commenced shipment of royalty-bearing products.

     In March 1997, the Company and Agfa-Gevaert NV ("Agfa") entered into a non-exclusive agreement pursuant to which the Company agreed to license Agfa the royalty-bearing right to copy and distribute certain versions of Visioneer PaperPort software programs on Agfa's imaging devices, with the exception of sheetfed scanner devices, through December 31, 1998. In addition to per unit royalties, Agfa paid a one-time non-refundable license fee, which the Company is amortizing over the life of the agreement. Agfa commenced shipment of product in the third quarter of 1997.

     In March 1997, the Company and Brother Industries, Ltd. ("Brother") entered into an exclusive agreement pursuant to which the Company agreed to license Brother the royalty-bearing right to copy and distribute certain versions of Visioneer PaperPort software programs on Brother's Multi-Function Devices (MFD) through March 2000. The agreement gives Brother exclusive rights to distribute PaperPort software programs on certain MFDs, within North America, Europe and the Pacific Rim for one year. In addition to the per unit royalties, Brother paid a one-time non-recurring fee for the development of certain software programs. Brother commenced shipping royalty-bearing products in the second quarter of 1997.

     In December 1997, the Company and Epson America, Inc. ("Epson") entered into a non-exclusive agreement pursuant to which the Company agreed to license Epson the royalty-bearing right to copy and distribute certain versions of Visioneer PaperPort software programs on Epson's low end scanner and high-end Multi-Function Peripheral (MFP) products.

     In December 1997, the Company and Minebea Thai Ltd. ("Minebea") entered into a non-exclusive agreement pursuant to which the Company agreed to license Minebea the right to use specific scanner technology proprietary to the Company in order to design, develop and manufacture scanner keyboard products. The Company also agreed to license Minebea a limited exclusive, royalty-bearing right to distribute scanner keyboard products, incorporating the Company's scanner technology, only to OEMs for bundling the scanner keyboard products with a PC CPU. In addition, the Company also agreed to license Minebea the non-exclusive royalty-bearing right to copy and distribute certain versions of Visioneer PaperPort software only when bundled with the scanner keyboard products.

     The Company is pursuing and may enter into additional OEM agreements to distribute the Company's hardware and software products. However, there are certain risks associated with such relationships, including whether sufficient priority will be given by such OEM partners to marketing the Company's products and whether such OEM partners will continue to offer the Company's products. Such risks were experienced by the Company with regards to its agreements with Hewlett-Packard and Compaq. The loss of any OEM partnership or the inability of the Company to enter into additional OEM partnerships could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview".

RESEARCH AND DEVELOPMENT

     The Company's research and development team is located at its headquarters in Fremont, California. As of December 31, 1997, the Company employed 26 full-time and 7 contract software design and quality assurance engineers, technicians and support staff. The primary activities of these employees during 1997 was the design and development of the PaperPort Strobe, the development of the PaperPort flatbed line of products, the development of a new release of PaperPort Deluxe Software, the development of other software products, enhancement of existing products, product testing, and technical documentation development.

     Upon the completion of the PaperPort Strobe project at the end of May 1997, the research and development team was restructured into a smaller group. The Company's new strategy is to concentrate its efforts on software development, and leverage the hardware and mechanical engineering capabilities of its manufacturing partners to design and build its future hardware products. The PaperPort 3000 and PaperPort 6000 flatbed scanners, introduced in September 1997, were designed in cooperation with the Company's manufacturing partner, Avision, Inc..

     The ease of use and intelligent user interface of the Company's software has been and will continue to be a key differentiator within the scanner and document and image management market. Therefore, the Company expects to continue to make significant investments in research and development over the foreseeable future, although at levels below those experienced in the first and second quarters of 1997. However, such spending may fluctuate from quarter to quarter depending on the requirements of certain projects and the timing of new product introductions.

MANUFACTURING

     The Company outsources nearly all materials procurement, manufacturing, assembly, testing and quality assurance to third party manufacturers. Purchase orders are placed on the Company's manufacturing partners for final assemblies or subassemblies, which in turn are delivered to other manufacturing partners who perform final assembly, pack-out and shipment to the Company's customers. This outsourcing strategy allows the Company to leverage off of the manufacturing and engineering expertise and economies of scale of its manufacturing partners, while allowing the Company's manufacturing and operations team to concentrate on value added activities, such as vendor management, product price negotiations, and cost reduction efforts.

     The Company had four significant independent manufacturing partners in 1997. Flextronics International Marketing (L) Ltd. ("Flextronics"), located in China, NMB Technologies, Inc. ("NMB"), located in Thailand, Avision, Inc., ("Avision"), located in Taiwan, and DisCopyLabs ("DCL"), located in California. Flextronics manufactured the Company's standalone grayscale product lines, the PaperPort Vx for Macintosh, and the PaperPort mx for Windows. In 1997, the Company placed purchase orders on Flextronics for finished products, which were shipped to Flextronics' California facility for shipment to the Company's customers. NMB manufactured the Company's scanning keyboard product, the PaperPort ix and the Company's color sheetfed scanners, the PaperPort Strobe. Similar to the Flextronics relationship, the Company placed purchase orders on NMB for finished PaperPort ix product, which was shipped to DCL for shipment to the Company's customers. With regards to PaperPort Strobe, the Company implemented a product procurement system designed to more readily react to customer orders and reduce the inventory risk of forecasting the wrong product configuration mix. Purchase orders were placed on NMB for Strobe base scanner subassemblies and various cable assemblies. Purchase orders were also placed on other vendors for other subassemblies and components. All of the parts were shipped to DCL where final assembly and pack-out was performed as the Company sent orders to DCL for shipment to its customers. Under these manufacturing arrangements the Company was able to react quickly to customer orders, but it also kept finished goods inventory levels very low and significantly reduced inventory reconfiguration expenses. The Company operated on a purchase order basis with Avision, its manufacturer for the PaperPort 3000 and PaperPort 6000 flatbed scanners. Purchase orders for finished product were placed on Avision, Taiwan. Product was shipped to Avision's California facility, for final configuration and pack-out. The Company utilized DCL to ship its flatbed orders, which in turn worked closely with Avision to maintain "just-in-time" inventory levels. The Company did not take possession of the inventory until DCL picked-up the product, which impacted the Company's cash flows favorably. The Company will continue to explore and implement similar advantageous relationships with its current manufacturing partners and any new manufacturing partners in the future. In addition to shipping the majority of the Company's scanner products to its customers, DCL also manufactured and shipped all of the Company's software products.

     On January 19, 1998, the Company notified NMB that it wished to terminate the manufacturing agreement for the PaperPort Strobe, based on NMB's inability to comply with certain cost reduction stipulations as specified in the agreement. As of March 16, 1998, the Company has qualified two manufacturers for the PaperPort Strobe products. The Company believes that the loss of NMB as a manufacturing partner will not have a material adverse effect on production of PaperPort Strobe, or more generally, on the Company's business, operating results and financial condition.

     Commencement of production of new or existing products, such as PaperPort Strobe, at new or existing facilities involves certain start-up risks, such as those associated with the procurement of materials and training of production personnel, which may result in production delays. There can be no assurance that the Company will not experience such problems or production delays. Any performance problems or production delays could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that current or future manufacturing partners will be able to meet the Company's requirements for manufactured products. Any inability to increase manufacturing capacity as required could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the current purchase order arrangements with the Company's manufacturing partners would allow them to terminate the arrangements by not accepting the Company's purchase orders. The unanticipated loss of any of the Company's manufacturing partners could cause delays in the Company's ability to ship orders while the Company identifies a replacement manufacturer. Such an event would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company is continually exploring alternative manufacturing sources, including potential sources for new products. However, there can be no assurance that such alternative sources can be successfully developed.

     The Company's manufacturing policies are designed to reduce its investment in inventories, yet still respond to rapid changes in customer demand, but may in certain instances result in excess or insufficient inventory, or inappropriate mix of component inventory, if orders do not match forecasts. To the extent the Company has excess inventories, the Company may experience inventory write-downs or may have to lower prices of its products which would result in substantial price protection charges and a negative impact on gross margins. In this regard, the Company took charges to write-down excess inventories and recorded substantial reserves for cancellation charges and excess purchase order commitments relating to its grayscale products in the first quarter of 1997. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Cost of Revenues." To the extent the Company has insufficient inventory, the Company may be materially adversely impacted by the loss of one or more of the Company's distribution and reseller relationships and the inability of the Company to obtain market acceptance of its products.

     As a result of negotiations with the Company's manufacturing partners, various product cost reduction programs, and favorable currency exchange rates in the Far East, the Company realized product cost reductions for its scanner products during 1997. However, the scanner market is intensely competitive as evidenced by the severe drop in average retail prices over the last two years. In this regard, 600 dpi flatbed scanners, as recently as two years ago, were selling for an average retail price in excess of $1,000. At the end of 1997, comparable scanners were selling for $200 or less. Consequently, industry margins have been severely impacted. There can be no assurance that the Company will be able to continue to realize product cost reductions at levels which would allow it to compete effectively in the scanner market. The inability to realize such levels of cost reductions will materially adversely affect the Company's business, operating results and financial condition.

     Inherent in the electronics business are product returns from distribution. The Company is unable to sell returned products that have been used as new products. All returned products need to be screened, retested, and if need be, repaired to original factory new specifications, before they can be sold as factory reconditioned product. The Company has established a reserve for reworking returned products; however, in the event that the Company's manufacturing partners are unable to process these returned products in a timely manor, the Company may need to increase its reserves to compensate for the diminishing value of the inventory. In this regard, the Company recorded significant charges relating to returned grayscale scanner inventory in the first quarter of 1997. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Cost of Revenues."

     Products as complex as those offered by the Company may contain certain component, ASIC, other hardware, firmware, software or mechanical errors which are detected only after commencement of product shipments. The existence of any such errors could result in decreased shipments of products for an extended period of time which, in turn, could cause the loss of revenues and market acceptance of the Company's products, and the loss of credibility with distributors, and end-user customers. In addition, such errors could result in additional warranty expense and diversion of engineering and other resources.

COMPETITION

     The market for scanners and document and image management software is intensely competitive and rapidly evolving. The Company believes that this market is characterized by limited periods of time during which the Company must be able to provide product features that meet customer needs at appropriate price levels. If the Company is unable to provide such products during such limited periods of time, it may not remain competitive with others over the long term. The Company expects that competition will continue to be intense and may increase from a variety of sources. The Company's current competitors include manufacturers of scanners and multi-function peripheral devices and developers of digital image processing software. Scanner manufacturers include Brother, Epson, Fujitsu, Hewlett-Packard, Mustek, Storm and Umax, many of which have recently introduced products comprised of a hardware component bundled with a software interface which compete with the PaperPort line of scanners. Certain of these manufacturers offer products at retail prices that are lower than the current retail price of the Company's comparable products. Certain features and product pricing may be important to meeting market demand and may give the manufacturer of such products a competitive edge. To the extent the Company is unable to offer products with such features on a timely basis at appropriate prices, the Company's products will not achieve market acceptance. In addition, multi-function peripheral device manufacturers such as Brother, Canon, Hewlett-Packard and Xerox have introduced group-use peripherals and digital image processing products, some with software interfaces, providing copying, printing and scanning and such manufacturers may in the future offer paper input systems which more directly compete with those of the Company. Both Brother and Xerox have entered into OEM agreements with the Company to bundle Visioneer PaperPort software with certain multi-function peripheral devices. See " -- OEM Relationships." Finally, the Company's OEM partners may in the future develop products which compete with those of the Company and may, in turn, terminate their relationships with the Company. In addition, the Company expects that because of the lack of significant barriers to entry into the paper input systems market, new competitors may enter the market in the future.

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

PROPRIETARY TECHNOLOGY

     The Company's future success depends in part upon its proprietary technology. The Company is subject to the risk of alleged infringement of intellectual property rights of others. In this regard, the Company has obtained licenses at the end of 1995 to certain user interface patents held by Wang Corporation and a compression/decompression patent held by Unisys Corporation which relate to the Company's technology.

     On November 1, 1996, Millennium, L.P. ("Millennium"), a Cayman Island limited partnership, filed an infringement action against Compaq alleging that Compaq's scanner keyboard system, which utilized certain technology licensed from the Company, and used in its products, infringed certain patent claims. The Company indemnified Compaq with respect to the claims that Millennium asserted against Compaq to the extent required by the Company's OEM agreement with Compaq. On September 17, 1997, Millennium and the Company entered into a Settlement and License Agreement pursuant to which the Company licensed the patents held by Millennium and the litigation was settled. The payments to Millennium, called for by the settlement, were fully accrued by the end of 1996.

     The Company also relies on certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions and software which is bundled with the Company's software to provide additional functionality. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments until equivalent technology is identified, licensed and integrated or bundled. Any such delays or reductions in product shipments would materially adversely affect the Company's business, operating results and financial condition.

     The Company generally enters into confidentiality or license agreements with its employees, consultants and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. To license its products, the Company primarily relies on "shrink wrap" licenses that are not signed by the end-user customer and, therefore, may not be enforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the Company will be able to protect its technology, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to that of the Company. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Furthermore, litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

     As of December 31, 1997, the Company held four U.S. patents and had four pending U.S. patent applications. The Company has filed counterpart applications in several European countries including Canada, Japan and Australia. The Company intends to file additional U.S. and foreign patent applications in the future. There can be no assurance that patents will issue from any application filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work.

     On June 17, 1997, the Company granted Logitech Inc. ("Logitech") a non-exclusive, non-transferable, world-wide, royalty bearing license under certain Visioneer patents to make or have made on its behalf, use and sell licensed products. A one time, non-refundable payment was made to the Company covering all products distributed by or on behalf of Logitech or its OEM partners prior to January 1, 1997.

EMPLOYEES

     As of December 31, 1997, the Company had a total of 81 full-time salaried employees, 26 of which were in research and development, 31 of which were in sales, marketing, and customer support, 9 of which were in operations and 15 of which were in administration and finance. The Company's future success depends in a significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers its relations with its employees to be good.

     The Company implemented a restructuring plan of all its organizations in May 1997 to significantly reduce its operating expenses. The restructuring plan included a decrease of approximately 40% of total employee and consultant headcount. Although management's decisions were made with consideration of its reduced workforce's ability to most efficiently meet future goals and strategic plans, there can be no assurance the reductions were not too severe nor that they were in the appropriate organizations, which would adversely affect the Company's financial condition and future operating results. The Company anticipates, that from time to time, it will need to hire additional or replacement employees in the future. There can be no assurance that the Company will be successful in hiring and integrating such personnel, nor can there be any assurance that the Company will be successful in retaining existing personnel. Any inability of the Company to hire and integrate necessary personnel, or to retain existing personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2. PROPERTIES

     The Company leases its principal facility, which contains approximately 41,000 square feet of office space, in Fremont, California, of which 17,928 square feet is being subleased to a third party. This facility is leased through July 2001, and the Company has an option to extend this lease for an additional four-year term. The Company believes that its existing facilities are adequate to meet its current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Registrant is a party or of which any of its properties is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on October 3, 1997. There was present at the meeting, in person or represented by proxy, holders of 17,618,076 shares of Common Stock, which represented approximately 90% of the outstanding shares of Common Stock. The matters voted on at the meeting and the votes cast were as follows:

1. All management's nominees for directors were elected as listed below:

                  NAME OF NOMINEE                            VOTES CAST
                  ---------------                            ----------
J. Larry Smart......................................  For:          17,289,353
                                                      Against:               0
                                                      Abstain:         328,723
William J. Harding..................................  For:          17,441,287
                                                      Against:               0
                                                      Abstain:         176,789
Jeffrey Heimbuck....................................  For:          17,439,137
                                                      Against:               0
                                                      Abstain:         178,939
David F. Marquardt..................................  For:          17,393,872
                                                      Against:               0
                                                      Abstain:         224,204
Vincent Worms.......................................  For:          17,440,887
                                                      Against:               0
                                                      Abstain:         177,189

2. The approval of an amendment to the Company's 1993 Incentive Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares to an aggregate of 3,870,000 shares. There were 8,870,420 shares of Common Stock voting in favor, 1,015,198 shares of Common Stock voting against, 24,250 shares of Common Stock abstaining, and 7,708,208 shares of Common Stock recorded as broker non-votes.

3. The approval of an amendment to the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 400,000 shares to an aggregate of 700,000 shares. There were 11,852,676 shares of Common Stock voting in favor, 555,883 shares of Common Stock voting against, 31,350 shares of Common Stock abstaining, and 5,178,167 shares of Common Stock recorded as broker non-votes.

4. The approval of an amendment to the Company's 1995 Directors' Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 120,000 shares to an aggregate of 320,000 shares. There were 11,666,341 shares of Common Stock voting in favor, 730,222 shares of Common Stock voting against, 43,346 shares of Common Stock abstaining, and 5,178,167 shares of Common Stock recorded as broker non-votes.

5. The approval of the grant of an option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $3.50 per share to Jeffrey Heimbuck, a director of the Company. There were 11,599,350 shares of Common Stock voting in favor, 582,205 shares of Common Stock voting against, 45,234 shares of Common Stock abstaining, and 5,391,287 shares of Common Stock recorded as broker non-votes.

6. The ratification of the reappointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 28, 1997. There were 17,491,296 shares of Common Stock voting in favor, 89,495 shares of Common Stock voting against, and 42,285 shares of Common Stock abstaining.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET FOR COMMON STOCK

     The Company's Common Stock commenced trading on the Nasdaq National Market on December 11, 1995 and is traded under the symbol "VSNR." The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported on the Nasdaq National Market.

                                                     HIGH        LOW
                                                     ----        ---
FISCAL 1996:
  1st quarter......................................  22           14 1/4
  2nd quarter......................................  15           9  1/2
  3rd quarter......................................  9  7/8       5  1/2
  4th quarter......................................  7            4  7/8
FISCAL 1997:
  1st quarter......................................   6           3 1/8
  2nd quarter......................................   4 3/8       2 1/2
  3rd quarter......................................   4 3/4       2 13/16
  4th quarter......................................   5 3/4       1 5/8

     The closing market price of the Company's stock on February 27, 1998 was $2.31.

HOLDERS OF RECORD

     As of February 28, 1998 , there were approximately 262 holders of record of the Common Stock.

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

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 1997       1996       1995       1994      1993
                                               --------   --------   --------   --------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA (1):
  Product revenues...........................  $ 50,523   $ 44,233   $ 34,734   $  3,903   $    --
  Royalty and development revenues...........     7,100     11,848      2,605         --        --
                                               --------   --------   --------   --------   -------
          Total net revenues.................    57,623     56,081     37,339      3,903        --
                                               --------   --------   --------   --------   -------
Cost of revenues:
  Cost of product revenues...................    49,838     42,164     25,664      4,481        --
  Cost of royalty and development revenues...       887      3,303      1,274         --        --
                                               --------   --------   --------   --------   -------
          Total cost of revenues.............    50,725     45,467     26,938      4,481        --
                                               --------   --------   --------   --------   -------
Gross profit (loss)..........................     6,898     10,614     10,401       (578)       --
                                               --------   --------   --------   --------   -------
Operating expenses:
  Research and development...................     8,115     10,938      8,975      4,532     3,739
  Selling, general and administrative........    22,428     26,342     11,805      6,482     1,808
  Non-recurring items (2)....................       675         --      1,600         --        --
                                               --------   --------   --------   --------   -------
          Total operating expenses...........    31,218     37,280     22,380     11,014     5,547
                                               --------   --------   --------   --------   -------
Operating loss...............................   (24,320)   (26,666)   (11,979)   (11,592)   (5,547)
Net interest income..........................       940      2,274        426        137       114
                                               --------   --------   --------   --------   -------
Net loss.....................................  $(23,380)  $(24,392)  $(11,553)  $(11,455)  $(5,433)
                                               ========   ========   ========   ========   =======
Net loss per share: basic and diluted........  $  (1.20)  $  (1.34)  $  (4.28)  $  (6.76)  $ (3.35)
                                               ========   ========   ========   ========   =======
Weighted average common shares outstanding:
  basic and diluted (3)......................    19,450     18,255      2,699      1,694     1,620
                                               ========   ========   ========   ========   =======

                                                                  DECEMBER 31,
                                               ---------------------------------------------------
                                                 1997       1996       1995       1994      1993
                                               --------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA (1):
  Cash, cash equivalents and short-term
     investments.............................  $ 14,452   $ 31,200   $ 46,166   $  4,032   $ 3,086
  Working capital (deficit)..................     8,389     28,807     46,677      3,376      (441)
  Total assets...............................    33,550     51,785     65,793      7,378     3,589
  Long-term liability........................       125         --         --         --        --
  Capital lease obligations, less current
     portion.................................        --         --         --        248        --
  Total stockholders' equity (deficit).......  $ 10,930   $ 33,193   $ 49,860   $  4,053   $    (8)

---------------
(1) See Note 1 of Notes to Financial Statements for an explanation of the Company's fiscal year ends.

(2) See Note 7 of Notes to Financial Statements.

(3) As restated upon adoption of SFAS No. 128. See Note 1 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS DOCUMENT AND NOTES TO FINANCIAL STATEMENTS CONTAINED IN ITEM 8 OF THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE CERTAIN RISK AND UNCERTAINTIES, INCLUDING THE RISKS AND UNCERTAINTIES DISCUSSED BELOW.

OVERVIEW

     Visioneer was incorporated in California in March 1992, and commenced shipment of its initial product in the first quarter of 1994. Through September 1995, the Company financed its operations primarily through private placements of equity securities, from which it raised an aggregate of approximately $33 million, net of issuance costs. In December 1995, the Company reincorporated in Delaware in conjunction with its initial public offering and raised $43.5 million, net of issuance costs. In January 1996, the over allotment option granted to the underwriters in the initial public offering was exercised, resulting in additional net proceeds of approximately $6.4 million. The Company has experienced sequential growth in annual net revenues since the first year of product shipments. The dramatic annual growth rates between 1994 and 1996 were directly attributed to the equally dramatic growth of the sheetfed scanner and document management software markets, the development of OEM relationships and new product introductions. In sharp contrast, the single digit growth rate from 1996 to 1997 was attributed to several factors. First, the grayscale sheetfed scanner market declined sharply with the advent of color sheetfed scanners. The transition of the market from grayscale to color occurred at a much faster rate than the Company had anticipated, and as a result, the Company recorded significant charges relating to grayscale inventory reserves, purchase order commitments and price protection charges in the first half of 1997. Second, the Company was late in introducing a color scanner product, and as a result, did not capture planned market share. Third, increased competition, caused overall sheetfed scanner average selling prices to drop significantly. And finally, the growth of the sheetfed scanner market, despite its earlier significant growth rates, has leveled off, and, in fact, the market may be decreasing in size.

     A key component of the Company's business strategy is to penetrate the much larger and rapidly growing flatbed market by leveraging off of its award winning software. Historically, the Company has bundled its PaperPort software with its scanner products, which has provided significant product differentiation. In the second quarter of 1997, the Company decided to continue to leverage off the merits of its software in an attempt to penetrate the flatbed scanner market. The PaperPort flatbed scanner line was introduced in September 1997. Despite an intensely competitive market, the Company's efforts appear initially to have been successful. Recent PC Data reports indicate the Company held nearly a 10% share of the flatbed market for the months of December 1997 and January 1998. There can be no assurance that the Company will be able to increase its share of the flatbed scanner market or that it will be able to maintain it at the December 1997 and January 1998 levels.

     The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The success of the Company will depend on its ability to improve gross margins and generate sales of PaperPort products significantly in excess of sales during 1997, which in turn will depend in part on the ability of the Company and its distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of the Company's products. There can be no assurance that the market for the Company's products will develop or that the Company will achieve market acceptance of its products. Despite experiencing several quarters of minor levels of profitability throughout its brief history, most recently in the quarter ended December 31, 1997, the Company has incurred annual net losses since inception. There can be no assurance that the Company will be able to maintain quarterly profitability or attain annual profitability in the near future. As of December 31, 1997, the Company had an accumulated deficit of $76.6 million. Although the Company has experienced revenue growth during the last several quarters, these growth rates may not be sustainable and are not necessarily indicative of future operating results.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of total net revenues, certain selected financial data for each of the three years in the period ended December 31, 1997:

                                                   YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                   1997      1996      1995
                                                  ------    ------    ------
Revenues:
  Product revenues..............................    87.7%     78.9%     93.0%
  Royalty and development revenues..............    12.3%     21.1%      7.0%
                                                  ------    ------    ------
          Total net revenues....................   100.0%    100.0%    100.0%
Cost of revenues:
  Cost of product revenues......................    86.5%     75.2%     68.7%
  Cost of royalty and development revenues......     1.5%      5.9%      3.4%
                                                  ------    ------    ------
          Total cost of revenues................    88.0%     81.1%     72.1%
                                                  ------    ------    ------
Gross profit....................................    12.0%     18.9%     27.9%
                                                  ------    ------    ------
Operating expenses:
  Research and development......................    14.1%     19.5%     24.0%
  Selling, general and administrative...........    38.9%     47.0%     31.6%
  Non-recurring items(1)........................     1.2%      0.0%      4.3%
                                                  ------    ------    ------
          Total operating expenses..............    54.2%     66.5%     59.9%
                                                  ------    ------    ------
Operating loss..................................   (42.2)%   (47.5)%   (32.1)%
Interest income.................................     1.7%      4.2%      1.4%
Interest expense................................    (0.1)%    (0.1)%    (0.3)%
                                                  ------    ------    ------
Net loss........................................   (40.6)%   (43.5)%   (30.9)%
                                                  ======    ======    ======

---------------
(1) See Note 7 of Notes to Financial Statements.

  Total Net Revenues

     The Company derives its revenue primarily from three sources, the sale of PaperPort hardware products, PaperPort software products, and royalties and custom software development revenue, earned pursuant to arrangements with certain OEM customers. To date, approximately 86% of the Company's product revenues have been derived from sales of its PaperPort products to independent distributors in North America and, to a lesser extent, in Europe and the Asia-Pacific regions. Revenues from all sales to distributors and authorized resellers are subject to agreements allowing price protection and certain rights of return. Under the price protection rights granted by the Company, if the Company lowers its selling price it is then obligated to issue credit to its distributors and resellers equal to the difference between the new selling price and the price paid for all unsold inventory held by the distributor and reseller. Accordingly, reserves for estimated future returns, exchanges and price protection are provided upon revenue recognition.

     Total net revenues increased 3% to $57.6 million in 1997 from $56.1 million in 1996, despite a 40% reduction in royalty and development revenues from $11.8 million in 1996 to $7.1 million in 1997. The decline in royalty revenues in 1997 was due to the termination, in the third quarter of 1996, of royalties under the Company's first OEM agreement with Hewlett-Packard, which related to the licensing of a Visioneer hardware and software product, and the termination of royalties under the Company's OEM agreement with Compaq in the first quarter of 1997. In regards to the Company's second OEM agreement with Hewlett-Packard, which involved the licensing of the Company's software for Hewlett-Packard scanners, Hewlett-Packard informed the Company, in the fourth quarter of 1997, that commencing January 1, 1998, it would no longer be building new scanner products incorporating the Company's software. The Company expects royalties from this agreement to decline significantly and ultimately terminate over the next two to three quarters as Hewlett-Packard sells its existing inventory of products incorporating the Company's software, which it held at December 31, 1997. Net revenues from hardware product sales remained relatively flat at

$42.3 million in 1997 compared to $42.7 million in 1996. As a result of the addition of the PaperPort Strobe and the PaperPort flatbed color scanners in 1997, overall scanner unit sales in 1997 increased by nearly 50% over 1996, despite a 34% decrease in grayscale scanner units sales. The sharp decline in the average retail prices offset the net revenue from the increased hardware units sales from 1996 to 1997. Software revenues increased 450% to $8.3 million in 1997 from $1.5 million in 1996. The increase was primarily attributable to the commencement of sales of PaperPort Deluxe Software in January 1997.

     Total net revenues increased 50% to $56.1 million in 1996 from $37.3 million in 1995. The increase was attributable to several factors: the market's increasing acceptance of the Company's solutions for paper management systems, new product introductions by the Company and increased royalty revenues from its OEM partners. Increased product sales and increased royalty revenues contributed nearly equally to the $18.7 million increase in total net revenues that the Company experienced from 1995 to 1996.

     The Company's ability to grow its revenues will largely depend upon its ability to attain wider market acceptance for its current products, especially its flatbed scanner products and its software products, and its ability to introduce new products with enhanced end-user features on a timely basis. In light of Hewlett-Packard's decision to discontinue bundling the Company's software with its scanner products commencing the first quarter of 1998, revenues from royalties will continue to decline unless the Company is able to enter into additional OEM relationships. If the Company is unable to replace the lost revenue stream from Hewlett-Packard, the Company's business, operating results and financial condition may be materially adversely affected.

     The Company's four largest distributors and resellers of its products in 1997 were Ingram, Best Buy, Office Depot and MicroWarehouse. Sales to these independent distributors and resellers, in the aggregate, accounted for approximately 38% of total net revenues in 1997. The four largest distributors and resellers in 1996 were Ingram, Best Buy, Tech Data and Merisel. Sales to these independent distributors, in the aggregate, accounted for approximately 52% of the Company's total net revenues in 1996. The four largest distributors and resellers in 1995 were Ingram, Merisel, MicroAge and Tech Data. Total sales to these independent distributors, in the aggregate, accounted for approximately 83% of the Company's total net revenues in 1995. Since inception, the Company's dependence on any single distributor or reseller has decreased, and is expected to decrease further in 1998 as the Company actively pursues its strategy to increase and diversify its distribution channels throughout the world. In 1997, three out of four of the Company's largest customers, excluding OEMs, were resellers, in contrast to 1996, when three out of four were distributors. The Company has focused on establishing direct relationships with major resellers, thus bypassing distributors. This strategy, to a limited extent, reduces a layer of the Company's inventory in the retail channel, thereby reducing inventory risk and increasing channel inventory visibility.

     Total net revenues from independent distributors outside North America, primarily in Europe and the Asia-Pacific regions, were approximately 10%, 13% and 6% of total net revenues in 1997, 1996 and 1995, respectively. Net revenues from international sales decreased from $7.1 million in 1996 to $5.6 million in 1997. The reduction in international revenues from 1996 to 1997 was primarily due to the delayed introduction of Japanese localized PaperPort Strobe products, the first of which were shipped in February 1998, and the Company's decision to restructure its international sales and marketing operations in May 1997. Net revenues from international sales increased from $2.0 million in 1995 to $7.1 million in 1996. The increase was primarily attributable to commencement of sales of localized grayscale scanners in Japan and growth in the European region. Although the Company's international sales are all denominated in U.S. dollars, these sales are subject to a number of risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, import and export duties and restrictions, fluctuations in currency exchange rates, and the logistical difficulties of managing multinational operations, any of which could adversely impact the success of the Company's international operations. The growth of the Company's international business will depend, in part, on the Company's ability to increase awareness of the Company's products in international markets. See "Item
1 -- Business -- Sales, Marketing and Distribution."

     The introduction of major new products and enhancements of existing products, such as PaperPort Strobe and PaperPort 3000 and PaperPort 6000, is expected to have a significant impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of any new product may increase in the first few months following introduction due to the purchase of initial inventory by the Company's distribution channel. Thereafter, revenues may stabilize or decline until the end of a product life cycle, at which time revenues are likely to decline significantly, as a result of unit sales and price reductions. At the end of a product life cycle the Company may experience higher rates of return and/or increased price protection charges as a result of price reductions This could have a material adverse impact on the Company's total net revenues and operating results. Although the Company has sought to mitigate the effect of such transition by controlling inventory levels of its distributors and resellers, channel inventory levels are very difficult to quantify accurately, and the Company may experience higher than normal rates of return on its older version products and may incur significant price protection charges in connection with its planned release of new PaperPort products and price reductions in 1998. In this regard, receivable allowances increased from $3.9 million at December 31, 1996 to $5.3 million at December 31, 1997. Due to the inherent uncertainties of product development and new product introductions, the Company cannot accurately predict the exact quarter in which a new product or version will be ready to ship. Any delay in the scheduled release of major new products would have a material adverse impact on the Company's total net revenues and operating results.

     The Company has experienced and may continue to experience significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors, many of which are outside of the Company's direct control. These factors include development of the paper input systems market, demand for the Company's products, the Company's success in developing, introducing and shipping new products and product enhancements, the market acceptance of such products, the Company's ability to respond to new product introductions and price reductions by its competitors, the timing, cancellation or rescheduling of significant orders, the purchasing patterns and potential product returns from the Company's distribution channels, the Company's relationships with its OEM partners and distributors, the performance of the Company's manufacturing partners and component suppliers, the availability of key components and changes in the cost of materials for the Company's products, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development and selling, general and administrative expenditures, and general economic conditions.

     Revenues and operating results in any quarter depend, to a large extent, on the volume, timing and ability to fulfill customer orders, the receipt of which is difficult to forecast. A significant portion of the Company's operating expenses is relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust operating expenses to compensate for such shortfall. Accordingly, any significant shortfall in revenues relative to the Company's expectations would have an immediate material adverse impact on the Company's business, operating results and financial condition. The Company may also be required to reduce prices in response to competition or to increase its spending to pursue new product or market opportunities. In the event of significant price competition in the market for the Company's products, which is anticipated, the Company will be required to decrease costs at least proportionately and the Company will be at a significant disadvantage with respect to its competitors that have substantially greater resources. Such competitors may more readily withstand an extended period of downward pricing pressure. In such event, the Company will also incur price protection charges from its distributors. Any price protection charges in excess of recorded allowances would have a material adverse effect on the Company's business, operating results and financial condition.

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

  Total Cost of Revenues

     Total cost of revenues consists primarily of the costs associated with the purchase of PaperPort products and related costs of freight, inventory rework, inventory obsolescence and warranty. For 1997, the Company's PaperPort hardware products were manufactured, assembled and tested by three manufacturing partners, Flextronics, NMB and Avision. Grayscale sheetfed scanners were manufactured by Flextronics; the Company's scanning keyboard, PaperPort ix, and the color sheetfed scanner, the PaperPort Strobe, were manufactured by NMB; and the PaperPort flatbed scanners were manufactured by Avision. The Company's software products were manufactured by DCL, which also packaged and shipped the majority of the Company's hardware and software products to its customers. See "Item 1 -- Business -- Manufacturing."

     Total cost of revenues, as a percentage of total net revenues, was 88% in 1997 as compared to 81% in 1996. The increase was primarily a result of approximately $9.5 million of charges taken in the first quarter of 1997 for write-offs and increased reserves relating to excess and obsolete grayscale inventory and cancellation charges relating to adverse purchase commitments for grayscale products. In addition, the Company was unable to realize cost reduction programs fast enough to keep pace with price reductions, which negatively impacted gross margins.

     Total cost of revenues as a percentage of total net revenues was 81% in 1996 as compared to 72% in 1995. The increase was primarily a result of charges taken in the fourth quarter of 1996 for write-offs relating to excess and obsolete inventory and adverse purchase commitments for components and expediting charges relating to the transition of manufacturing PaperPort products from Flextronics, California, to Flextronics, China.

     Due to variations in product mix, pricing actions, and manufacturing related costs associated with product transitions, the Company anticipates quarterly fluctuations in its cost of revenue levels in 1998. The Company's strategy is designed, however, to increase its market share and expand its presence in the price sensitive consumer market place. This strategy, along with the expectation of continued aggressive pricing environment and product transitions, will continue to put pressure on the Company's cost of revenues and gross margins.

     The computer and peripherals industry has been characterized by ongoing rapid price erosion and resulting pressure on gross margins. The Company expects that, based on historical trends in the computer and peripherals industry and, in particular, based on the Company's recent observations and experiences in the sheetfed and flatbed scanner markets, prices will continue to decline in the future and competitors will offer products which meet or exceed performance and capabilities of the Company's products. The Company intends to introduce new hardware designs, software upgrades, accessory products and new software features, in part, to respond to anticipated competitive price pressures and new product introductions. If prices fall faster than expected by the Company, or if the Company reduces its prices in order to become or remain competitive or for any other reason, the Company may be unable to respond with significant cost reductions, and its gross profit could be materially adversely affected. In addition, the Company's gross profit will depend in part on other factors outside of the Company's control, including the ability of its manufacturing partners to meet their manufacturing commitments, the success of the Company's product transition, competition, the timing and amount of royalties received under its OEM arrangements and general economic conditions. Fluctuations in gross profit could have a material adverse affect on the Company's financial condition and operating results.

     Essentially all of the Company's hardware manufacturing is concentrated in the Far East, with Flextronics, in China, NMB, in Thailand, and Avision, in Taiwan. Although this manufacturing strategy has been adopted to help reduce product costs, the Company is exposed to certain economic and political risks associated with doing business in this region. Changes in the economic and political climates in the Far East may have a material adverse effect on the financial condition and results of operations of the Company.

  Research and Development Expenses

     Research and development expenses consist principally of personnel costs, costs of contractors and outside consultants, supplies and material expenses, equipment depreciation and overhead costs relating to occupancy. As of December 31, 1997, the Company employed 26 full-time and 7 contract software design engineers, technicians and support staff.

     Research and development expenses were 14%, 20% and 24% of total net revenues for 1997, 1996 and 1995, respectively. Research and development expenses decreased 26% in absolute dollars to $8.1 million in 1997 from $10.9 million in 1996. The decrease was primarily the result of the restructuring of the engineering group in May 1997. Upon the completion of the PaperPort Strobe project, the research and development team was reduced to a significantly smaller group. Going forward, the Company's strategy is to concentrate its engineering efforts on software development, and leverage the hardware and mechanical engineering resources of its manufacturing partners to design its future hardware products. The PaperPort 3000 and PaperPort 6000 flatbed scanners, introduced in September 1997, were designed in cooperation with the Company's manufacturing partner, Avision.

     Research and development expenses increased 22% in absolute dollars to $10.9 million in 1996 from $9.0 million in 1995. The increase in spending was primarily due to the hiring of additional consultants for product development. The Company believes that the development of new products and the enhancement of existing products is essential to its success. Accordingly, the Company will continue to invest in research and development activities. However, such expenses may fluctuate from quarter to quarter depending on a wide range of factors including the status of various development projects. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include advertising, commissions to manufacturers' representative organizations (MROs), co-op paid to the Company's distributors and resellers, trade shows and other marketing and promotional expenses.

     Selling, general and administrative expenses decreased 15% in absolute dollars to $22.4 million in 1997 from $26.3 million in 1996, and also declined as a percentage of total net revenues, to 39% from 47%. The decrease was the direct result of a Company-wide restructuring plan implemented in May 1997, in which the Company reduced overall headcount and spending by approximately 40% of first quarter 1997 levels, and the Company abandoned its previous strategy of investing heavily in promoting its brand name and attempting to establish the sheetfed category. The Company believes that these severe spending reductions were necessary in order to reduce the Company's cost structure to allow it to compete more effectively.

     Selling, general and administrative expenses increased 123% in absolute dollars to $26.3 million in 1996 from $11.8 million in 1995. As a percentage of total net revenues, selling, general and administrative expenses increased to 47% from 32%. The increase in spending was primarily attributed to three major factors. First, the Company substantially increased its sales and marketing efforts to create and expand overall market demand and build the Company's brand name and product awareness. Second, customer support costs increased significantly as a natural consequence of increased sales, increased installed base, and expansion of distribution to international channels. Finally, an increase in general administration expenses, including employees and expenses, were required to support the Company's growing operations.

     The Company will continue to control selling, general and administrative expenses. However, if net revenues continue to grow, in order to support the Company's growing operations, selling, general and administrative expenses may increase in absolute terms. Such expenses may, fluctuate from quarter to quarter depending on a variety of factors, including the timing of the introduction of any new products, expansion of the Company's distribution channels, general advertising not related to product introductions and expansion into international markets.

  Non-Recurring Items

     The non-recurring item in 1997 represents the expenses incurred for severance and other charges related to the termination of approximately 40 employees and 20 contract employees in connection with the Company-wide restructuring plan implemented in May 1997. The restructuring actions were fully completed as of December 1997. The Company expects to realize the benefits of reducing its operating expense levels for the foreseeable future, however such expenses may increase over time in order to support the Company's growing operations. The non-recurring item in 1995 represents amounts paid to Wang Laboratories Corporation ("Wang") in connection with the settlement of a patent matter.

  Other Income, Net

     Other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Other income, net, was $940,000, $2.3 million and $426,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in other income, net from 1996 to 1997 was a result of decreased interest income from significantly lower cash, cash equivalents and short-term investments, which were used primarily to fund the Company's operating losses. The net increase from 1995 to 1996 was primarily the result of an increase in interest income from increased cash equivalents and short-term investments made with the application of proceeds from the Company's initial public offering in 1995 and the subsequent exercise by the underwriters of the over-allotment in January 1996.

  Taxation

     At December 31, 1997, the Company had net operating loss carryforwards for federal tax purposes and federal tax credit carryforwards of approximately $56 million and $18 million, respectively. The Company had gross deferred tax assets, including net operating loss and federal tax credit carryforwards, of approximately $28.4 million, which were fully reserved because of the uncertainty of their realization. See Note 3 of Notes to Financial Statements. There was no tax provision for 1997, 1996 and 1995, due to the net losses incurred, and the Company has not recorded a tax benefit from the realization of gross deferred tax assets due to the uncertainty of their realization.

  Liquidity and Capital Resources

     Through September 30, 1995, the Company financed its operations primarily through private placements of equity securities, from which it raised an aggregate of approximately $33 million, net of issuance costs. In December 1995, the Company completed its initial public offering, and raised approximately $43.5 million, net of issuance costs. In January 1996, the over allotment option granted to the underwriters in the initial public offering was exercised, resulting in proceeds of approximately $6.4 million, net of issuance costs. As of December 31, 1997, the Company had cash, cash equivalents and short-term investments of $14.5 million and working capital of $8.4 million, as compared to $31.2 million in cash, cash equivalents and short-term investments and $28.8 million of working capital at December 31, 1996.

     The Company used $20.0 million of cash for its operating activities for 1997, as compared to $18.9 million for 1996. Negative cash flows from operating activities for both periods were attributed primarily to net losses incurred of $23.4 million and $24.4 million for 1997 and 1996, respectively, offset by non-cash charges and changes in working capital. In 1995, the Company used $10.5 million of cash towards its operating activities, primarily to fund losses of $11.6 million for the year.

     Cash provided by investing activities during 1997 was $5.4 million as the Company decreased short-term investments by $5.7 million and made capital expenditures of $0.3 million. Cash used for financing activities during 1996 was $5.6 million as the Company increased investments of short-term securities by $2.5 million and made capital expenditures of approximately $3.1 million. Cash used for financing activities during 1995 was $7.1 million. Short-term investments increased by $4.1 million and capital expenditures were approximately $3.0 million. Capital expenditures for all three years consisted primarily of purchases of manufacturing tools and molds, computer equipment and software tools.

     Cash provided by financing activities was $3.6 million during 1997. At December 31, 1997, the Company had short-term bank borrowings of $2.8 million, and $0.7 million was provided by proceeds from the issuance of Common Stock in connection with the Company's employee stock purchase plan and the exercises of stock options. Cash provided by financing activities during 1996 was $7.0 million. The majority of the cash resulted from the exercise of the over-allotment option granted to the underwriters in the December 1995 initial public offering. Proceeds, net of underwriting discounts and related expenses, from the January 1996 exercise of the over-allotment option were $6.4 million. Cash provided by financing activities during 1995 was $55.6 million. Proceeds from the issuance of Preferred Stock was $12.2 million and proceeds from the issuance of Common Stock, in conjunction with the Company's initial public offering, was $43.5 million.

     Due to the relatively long manufacturing lead times and inventory pipelines associated with the Company's products, as the Company introduces and ramps up production of its new products in subsequent quarters, its investment in inventory will continue to represent a significant portion of working capital. Therefore in June 1997, the Company negotiated a $7.5 million line of credit to provide an additional source of liquidity. The facility is due to expire on June 25, 1998, bears an interest rate of 0.25% over the Prime Rate, and provides for a $2.0 million sub-limit on letters of credit. In December 1997, the facility was amended and temporarily increased to $9.9 million and the letter of credit sub-limit was increased to $7.5 million until March 1, 1998. As of December 31, 1997, the Company had $2.8 million of short-term borrowings and $6.6 million of letters of credit outstanding under the line of credit, and the Company was in compliance with all financial covenants under the agreement. As of March 25, 1998, the Company was in the process of finalizing an amendment to extend the line of credit to March 1999, increase the line of credit to $12.5 million and extend the sub-limit on letters of credit to $12.5 million.

     The Company's principal sources of liquidity as of December 31, 1997 consisted of approximately $14.5 million of cash, cash equivalents and short-term investments and $0.5 million available under the Company's $9.9 million line of credit. The Company believes that its existing sources of liquidity will provide adequate cash to fund its operations for at least the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities, or increase or obtain additional lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders.

  Year 2000

     Many computer systems experience problems handling dates beyond the year 1999. The Company has assessed both the internal readiness of its computer systems and the compliance of its scanner and software products sold to customers for handling the year 2000. The Company does not believe that its computer systems nor its products sold to customers are materially adversely affected by this problem. In addition, the Company is currently assessing the potential impact on the Company of the year 2000 problem at its manufacturing partners and key vendors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Financial Statements

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Accountants.........................   24
  Balance Sheets............................................   25
  Statements of Operations..................................   26
  Statements of Cash Flows..................................   27
  Statements of Stockholders' Equity........................   28
  Notes to Financial Statements.............................   29

Financial Statement Schedules:
  Report of Independent Accountants on Financial Statement
     Schedules..............................................   38
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................   39

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Visioneer, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Visioneer, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP

San Jose, California
January 22, 1998

                                VISIONEER, INC.

                                 BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 11,361    $ 22,391
  Short-term investments....................................     3,029       8,747
  Restricted cash...........................................        62          62
  Accounts receivable, less allowances of $5,315 and
     $3,931.................................................    12,295      10,780
  Inventory.................................................     3,078       4,508
  Prepaid expenses and other current assets.................     1,059         911
                                                              --------    --------
          Total current assets..............................    30,884      47,399
Property and equipment, net.................................     2,454       4,158
Other assets................................................       212         228
                                                              --------    --------
                                                              $ 33,550    $ 51,785
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term bank borrowings................................  $  2,821    $     --
  Accounts payable..........................................    12,837      11,449
  Accrued sales and marketing incentives....................     1,460       2,474
  Accrued payable to sub-contractors........................     1,500       1,100
  Other accrued liabilities.................................     3,877       3,569
                                                              --------    --------
          Total current liabilities.........................    22,495      18,592
                                                              --------    --------
Long-term liability.........................................       125          --
Commitments and contingencies (Notes 6 & 8).................        --          --

Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares
     authorized; 19,563,854 and 19,202,609 shares issued and
     outstanding............................................        20          19
  Additional paid-in-capital................................    87,682      86,951
  Deferred compensation relating to stock options...........      (150)       (250)
  Notes receivable from stockholders........................       (44)       (329)
  Accumulated deficit.......................................   (76,578)    (53,198)
                                                              --------    --------
          Total stockholders' equity........................    10,930      33,193
                                                              --------    --------
                                                              $ 33,550    $ 51,785
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                            STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Revenues:
  Product revenues.........................................  $ 50,523    $ 44,233    $ 34,734
  Royalty and development revenues.........................     7,100      11,848       2,605
                                                             --------    --------    --------
          Total net revenues...............................    57,623      56,081      37,339
                                                             --------    --------    --------
Cost of revenues:
  Cost of product revenues.................................    49,838      42,164      25,664
  Cost of royalty and development revenues.................       887       3,303       1,274
                                                             --------    --------    --------
          Total cost of revenues...........................    50,725      45,467      26,938
                                                             --------    --------    --------
Gross profit...............................................     6,898      10,614      10,401
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................     8,115      10,938       8,975
  Selling, general and administrative......................    22,428      26,342      11,805
  Non-recurring items (Note 7).............................       675          --       1,600
                                                             --------    --------    --------
          Total operating expenses.........................    31,218      37,280      22,380
                                                             --------    --------    --------
Operating loss.............................................   (24,320)    (26,666)    (11,979)
Interest income............................................       984       2,344         523
Interest expense...........................................       (44)        (70)        (97)
                                                             --------    --------    --------
Net loss...................................................  $(23,380)   $(24,392)   $(11,553)
                                                             ========    ========    ========
Net loss per share: basic and diluted......................  $  (1.20)   $  (1.34)   $  (4.28)
                                                             ========    ========    ========
Weighted average common shares outstanding:
  basic and diluted (Note 1)...............................    19,450      18,255       2,699
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................  $(23,380)   $(24,392)   $(11,553)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization.......................     2,052       1,982         726
       Accounts receivable allowances......................     1,384       1,400       2,231
       Patent infringement settlement costs................        --          --       1,500
       Other...............................................       385         493          50
       Changes in assets and liabilities:
          Accounts receivable..............................    (2,899)     (1,042)    (12,054)
          Inventory........................................     1,430        (744)     (2,709)
          Prepaid expenses and other current assets........      (148)        631      (1,491)
          Other assets.....................................        16         (99)         (6)
          Accounts payable.................................     1,388       1,237       9,403
          Accrued sales and marketing incentives...........    (1,014)        321       1,833
          Accrued payable to sub-contractors...............       400         775         325
          Other accrued liabilities........................       433         574       1,256
                                                             --------    --------    --------
Net cash used in operating activities......................   (19,953)    (18,864)    (10,489)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of short-term investments..........     5,718      (3,852)     (2,731)
  Transfer from (to) restricted cash.......................        --       1,300      (1,362)
  Capital expenditures for property and equipment..........      (348)     (3,086)     (2,978)
                                                             --------    --------    --------
Net cash provided by (used in) investing activities........     5,370      (5,638)     (7,071)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term bank borrowings, net..........................     2,821          --          --
  Proceeds from issuance of preferred stock................        --          --      12,217
  Proceeds from issuance of common stock, net..............       732       7,232      43,593
  Payments on capitalized lease obligations................        --        (248)       (209)
                                                             --------    --------    --------
Net cash provided by financing activities..................     3,553       6,984      55,601
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......   (11,030)    (17,518)     38,041
Cash and cash equivalents at beginning of year.............    22,391      39,909       1,868
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 11,361    $ 22,391    $ 39,909
                                                             ========    ========    ========
NON CASH FINANCING AND INVESTING ACTIVITIES:
  Issuance of Series C convertible preferred stock pursuant
     to patent agreement...................................        --          --       1,200

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid............................................        44          71          97

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                     CONVERTIBLE                                                              NOTES
                                   PREFERRED STOCK          COMMON STOCK       ADDITIONAL                   RECEIVABLE
                                 --------------------   --------------------    PAID IN       DEFERRED         FROM
                                   SHARES      AMOUNT     SHARES      AMOUNT    CAPITAL     COMPENSATION   STOCKHOLDERS
                                 -----------   ------   -----------   ------   ----------   ------------   ------------
Balance at December 31, 1994...    7,871,544   $   8      2,324,277    $ 2      $21,433        $  --          $(137)
Issuance of Series C
  convertible preferred
  stock........................    3,037,500       3             --     --       12,114           --             --
Issuance of common stock
  pursuant to exercise of stock
  options......................           --      --        203,895     --           49           --             (3)
Issuance of restricted common
  stock........................           --      --      1,052,999      1          393           --           (372)
Repurchase of restricted common
  stock........................           --      --       (334,168)    --          (71)          --             66
Deferred compensation relating
  to stock options.............           --      --             --     --          400         (350)            --
Issuance of Series C
  convertible preferred stock
  pursuant to the settlement of
  the patent matter............      150,000      --             --     --        1,200           --             --
Issuance of common stock
  warrants.....................           --      --             --     --          300           --             --
Issuance of Series C
  convertible preferred stock
  pursuant to the exercise of
  warrants.....................       65,000      --             --     --          100           --             --
Conversion of convertible
  preferred stock to common
  stock........................  (11,124,044)    (11)    11,124,044     11           --           --             --
Issuance of common stock
  pursuant to initial public
  offering (net of issuance
  cost of $1,110,000)..........           --      --      4,000,000      4       43,526           --             --
Net loss.......................           --      --             --     --           --           --             --
                                 -----------   -----    -----------    ---      -------        -----          -----
Balance at December 31, 1995...           --      --     18,371,047     18       79,444         (350)          (446)
Issuance of common stock
  pursuant to exercise of the
  over-allotment option granted
  to underwriters..............           --      --        600,000      1        6,415           --             --
Deferred compensation expense
  related to stock options.....           --      --             --     --           --          100             --
Issuance of common stock
  pursuant to stock option
  exercises....................           --      --        278,066     --          513           --             --
Issuance of common stock
  pursuant to employee stock
  purchase plan................           --      --        110,996     --          637           --             --
Repurchase of restricted
  stock........................           --      --       (157,500)    --          (58)          --            117
Net loss.......................           --      --             --     --           --           --             --
                                 -----------   -----    -----------    ---      -------        -----          -----
Balance on December 31, 1996...           --      --     19,202,609     19       86,951         (250)          (329)
Deferred compensation expense
  related to stock options.....           --      --             --     --           --          100             --
Issuance of common stock
  pursuant to stock option
  exercises....................           --      --        402,865      1          196           --             --
Issuance of common stock
  pursuant to employee stock
  purchase plan................           --      --        188,797     --          627           --             --
Repurchase of restricted
  stock........................           --      --       (230,417)    --          (92)          --            285
Net loss.......................           --      --             --     --           --           --             --
                                 -----------   -----    -----------    ---      -------        -----          -----
Balance on December 31, 1997...           --   $  --     19,563,854    $20      $87,682        $(150)         $ (44)
                                 ===========   =====    ===========    ===      =======        =====          =====


                                 ACCUMULATED
                                   DEFICIT      TOTAL
                                 -----------   --------
Balance at December 31, 1994...   $(17,253)    $  4,053
Issuance of Series C
  convertible preferred
  stock........................         --       12,117
Issuance of common stock
  pursuant to exercise of stock
  options......................         --           46
Issuance of restricted common
  stock........................         --           22
Repurchase of restricted common
  stock........................         --           (5)
Deferred compensation relating
  to stock options.............         --           50
Issuance of Series C
  convertible preferred stock
  pursuant to the settlement of
  the patent matter............         --        1,200
Issuance of common stock
  warrants.....................         --          300
Issuance of Series C
  convertible preferred stock
  pursuant to the exercise of
  warrants.....................         --          100
Conversion of convertible
  preferred stock to common
  stock........................         --           --
Issuance of common stock
  pursuant to initial public
  offering (net of issuance
  cost of $1,110,000)..........         --       43,530
Net loss.......................    (11,553)     (11,553)
                                  --------     --------
Balance at December 31, 1995...    (28,806)      49,860
Issuance of common stock
  pursuant to exercise of the
  over-allotment option granted
  to underwriters..............         --        6,416
Deferred compensation expense
  related to stock options.....         --          100
Issuance of common stock
  pursuant to stock option
  exercises....................         --          513
Issuance of common stock
  pursuant to employee stock
  purchase plan................         --          637
Repurchase of restricted
  stock........................         --           59
Net loss.......................    (24,392)     (24,392)
                                  --------     --------
Balance on December 31, 1996...    (53,198)      33,193
Deferred compensation expense
  related to stock options.....         --          100
Issuance of common stock
  pursuant to stock option
  exercises....................         --          197
Issuance of common stock
  pursuant to employee stock
  purchase plan................         --          627
Repurchase of restricted
  stock........................         --          193
Net loss.......................    (23,380)     (23,380)
                                  --------     --------
Balance on December 31, 1997...   $(76,578)    $ 10,930
                                  ========     ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Organization and presentation

     Visioneer, Inc. (the "Company") was incorporated in the state of California on March 10, 1992 and was reincorporated in the state of Delaware on December 5, 1995.

     The Company's fiscal year ends on the Sunday closest to December 31. Accordingly, fiscal 1997 ended December 28, 1997 and contained 52 weeks. The Company reports quarterly results on thirteen-week quarterly periods, each ending on the Sunday closest to month-end. For purposes of presentation, the Company has indicated its accounting year as ending on December 31 or its interim quarterly periods as ending on the respective calendar month-end.

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

  Revenue recognition

     Revenue from product sales to customers is generally recognized when the product is shipped, provided no significant obligations remain and collectibility is probable. Revenues from sales to distributors and authorized resellers are subject to agreements allowing price protection and certain rights of return. Accordingly, reserves for estimated future returns, exchanges and credits for price protection are provided for upon revenue recognition. The Company has limited control over the extent to which products sold to distributors and resellers are sold through to end users. Accordingly, a portion of the Company's sales may from time to time result in increased inventory at its distributors and resellers. The Company provides sales returns reserves for distributor and reseller inventories. These reserves are based on the Company's estimates of inventory held by its distributors and resellers and the expected sell through of its products by its distributors and resellers. Actual results could differ from these estimates.

     The Company earns royalty and custom software development revenue pursuant to certain license agreements and records revenue when earned. Payments received from customers prior to revenue recognition and gross profits on shipments to customers prior to related revenue recognition are reported as "deferred revenues".

  Cash, cash equivalents and short-term investments

     Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less. The Company has classified all its securities as "available for sale." These securities are comprised primarily of commercial paper with maturities within one year. At December 31, 1997 and 1996 the fair market value of these securities approximated cost.

  Inventory

     Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

                                VISIONEER, INC.

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

  Warranty costs

     The Company provides for the estimated cost which may be incurred under its product warranties upon product shipment.

  Income taxes

     The Company accounts for income taxes in accordance with the provisions of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's Financial Statements or income tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax laws or rates.

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

     The Company primarily sells its products in North America to distributors and resellers. The Company derived approximately 10%, 13% and 6% of its total net revenues from customers outside the United States, primarily in Europe and Japan, in the years ended December 31, 1997 1996 and 1995, respectively. During 1997, one customer accounted for 21% of total net revenues. Two customers accounted for 37% and 14%, respectively, of total net revenues in 1996. In 1995, one customer accounted for 62% of total net revenues. The Company performs ongoing credit evaluations of the customers' financial conditions and maintains an allowance for uncollectible receivables based upon expected collectibility of accounts receivable. At December 31, 1997, 1996 and 1995 the Company's top two customers in aggregate accounted for 42%, 40% and 72% respectively, of accounts receivable.

  Net loss per share

     Net loss per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 -- "Earnings per Share" (SFAS No. 128), effective for 1997. SFAS No. 128 requires the Company to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding. However, as the Company has been in a

                                VISIONEER, INC.

net loss position on an annual basis since 1995, the effects of potential common shares outstanding have been excluded as they would be anti-dilutive in the loss per share calculation. All options outstanding during 1997, 1996 and 1995 (see
Note 5) were excluded from diluted loss per share calculations because they were anti-dilutive in view of the losses incurred by the Company.

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

  Recently issued accounting standards

     In June 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS"). SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income within a financial statement. This Statement requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified so that comprehensive income is displayed in a comparative format for all periods presented. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual and interim financial statements. This Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No 130 for the first quarter of 1998 and does not expect its provisions to have a material effect on the Company's presentation of its financial statements. The Company will adopt SFAS No. 131 as of the year ending December 31, 1998 and is currently studying its provisions.

NOTE 2. BALANCE SHEET COMPONENTS:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Inventory:
  Raw materials.............................................  $ 1,536    $ 1,433
  Work-in-process...........................................      329      1,453
  Finished goods............................................    1,213      1,622
                                                              -------    -------
                                                              $ 3,078    $ 4,508
                                                              =======    =======
Property and equipment:
  Machinery and equipment...................................  $ 3,672    $ 5,129
  Software..................................................    1,377      1,259
  Leasehold improvements....................................      289        368
  Furniture and fixtures....................................      688        607
                                                              -------    -------
                                                                6,026      7,363
  Accumulated depreciation and amortization.................   (3,572)    (3,205)
                                                              -------    -------
                                                              $ 2,454    $ 4,158
                                                              =======    =======

                                VISIONEER, INC.

NOTE 3. INCOME TAXES:

     No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1997.

     Deferred tax assets (liabilities) consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred Tax Assets:
  Federal and state loss and credit carryforwards...........  $ 21,774    $ 13,695
  Capitalized start-up and development costs................     1,255       1,183
  Other asset valuation reserves............................     3,473       4,295
  Other.....................................................     1,849       2,748
                                                              --------    --------
  Gross deferred tax assets.................................    28,351      21,921
  Deferred tax liabilities..................................      (119)       (223)
  Valuation allowance.......................................   (28,232)    (21,698)
                                                              --------    --------
          Net deferred tax assets...........................  $     --    $     --
                                                              ========    ========

     Management believes that based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the lack of significant history of profits, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's deferred tax assets.

     At December 31, 1997, the Company had federal net operating loss carryforwards and tax credit carryforwards of approximately $56 million and $18 million, respectively, of which $700,000 and $300,000 relate to tax deductions from stock compensation, respectively. The tax benefit related to the stock compensation benefit, when realized, will be accounted for as an addition to additional paid in capital rather than as a reduction of the provision for income tax. Research credit carryforwards as of December 31, 1997 were approximately $1.7 million and will expire beginning in 2007, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. At December 31, 1997 the federal net operating loss carryforwards of the Company were not subject to any material annual limitations.

     The federal net operating loss carryforwards differ from the accumulated deficit principally due to temporary differences in the recognition of certain expense items for financial statement and federal tax reporting purposes, consisting primarily of certain reserves and allowances not currently deductible for tax purposes and certain start-up and development costs capitalized for tax purposes.

NOTE 4. STOCKHOLDERS' EQUITY:

  Preferred Stock

     As of December 31, 1994, the Company had issued 7,871,544 shares of Convertible Preferred Stock. During 1995, the Company issued an additional 3,037,500 shares of Convertible Preferred Stock for cash. In connection with a technology licensing arrangement the Company issued 150,000 shares of its Series C Convertible Preferred Stock in the quarter ended December 31, 1995. The Company has valued these shares

                                VISIONEER, INC.

at $8.00 per share (See Note 7). Upon the closing of the Company's initial public offering on December 11, 1995, all of the Convertible Preferred Stock automatically converted into Common Stock.

  Restricted Common Stock

     In February 1993, the Company's board of directors adopted the 1993 Restricted Stock Purchase Plan (the "Purchase Plan") which provided for the sale of Common Stock to employees and consultants. Restricted shares purchased under the Purchase Plan are subject to a repurchase right by the Company. This repurchase right generally lapses over a 48-month period. This plan was terminated on October 16, 1995. As of December 31, 1997, 18,344 shares subject to repurchase under the Purchase Plan.

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

     During the quarter ended December 31, 1995 the Company issued a warrant to purchase 110,000 shares of its Series C Convertible Preferred Stock in connection with a technology licensing arrangement (See Note 7). The warrant expires on November 1, 1999 and is exercisable at $9 per share. The Company has assigned a value of $300,000 to this warrant. The warrant automatically converted into a Common Stock warrant upon the completion of the Company's initial public offering.

  Deferred compensation relating to stock options

     Based on an independent consultant's valuation report, management believes that the exercise price for certain options granted during 1995 was below the estimated fair value of the Company's Common Stock at the dates of grants. The Company recorded deferred compensation expense of $400,000 related to these grants which is being amortized over related vesting periods of the options. As of December 31, 1997 the Company had recorded an expense of $250,000 related to this compensation.

  Notes receivable from stockholders

     In exchange for the issuance of Common Stock in fiscal 1995 and 1994 under the 1993 Restricted Stock Purchase Plan, the Company received notes receivable from Stockholders which bear interest at rates varying from 4.86% to 7.2% per annum. Principal and interest are due and payable on the fifth anniversary of the date of issuance. The outstanding loan balance has been shown as a reduction to stockholders' equity.

NOTE 5. STOCK COMPENSATION PLANS:

  1993 Incentive Stock Option Plan

     In February 1993, the Company's board of directors adopted the 1993 Incentive Stock Option Plan (the "Option Plan"). Under the Option Plan, the Board of Directors are authorized to issue options for up to 3,870,000 shares of Common Stock to employees and consultants of the Company at grant prices determined by the board of directors on the date of grant. The Option Plan allows for incentive stock options to be granted to employees and non-statutory stock options to be granted to employees and consultants.

     Options granted under the Option Plan expire no later than ten years from the date of grant (no later than five years for 10% shareholders). The exercise price shall be at least 100% and 85% of the fair value of the stock subject to the option on the date the option is granted as determined by the board of directors for

                                VISIONEER, INC.

incentive stock options and non-statutory stock options, respectively (110% of the fair value for 10% shareholders). The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. At the discretion of the Board of Directors, options may be granted with different vesting terms.

     The following table summarizes activity under the option plan:

                                                                OPTIONS OUTSTANDING
                                                SHARES      ----------------------------
                                              AVAILABLE       NUMBER        PRICE PER
                                              FOR GRANT     OF SHARES         SHARE
                                              ----------    ----------    --------------
Balance at December 31, 1994................     801,390     1,107,851    $ 0.15 - $0.40
Additional shares authorized................     870,000            --
Options granted.............................  (1,025,000)    1,025,000    $ 0.40 - $7.00
Options exercised...........................          --      (203,895)   $ 0.15 - $4.25
Options canceled............................     269,939      (269,939)   $ 0.15 - $0.40
                                              ----------    ----------
Balance at December 31, 1995................     916,329     1,659,017    $ 0.15 - $7.00
Options granted.............................  (1,825,600)    1,825,600    $0.40 - $10.75
Options exercised...........................          --      (278,066)   $0.15 - $10.75
Options canceled............................   1,167,841    (1,167,841)   $0.15 - $10.75
                                              ----------    ----------
Balance at December 31, 1996................     258,570     2,038,710    $0.15 - $10.75
Additional shares authorized................   1,000,000            --
Options granted.............................  (1,878,200)    1,878,200    $ 2.69 - $4.19
Options exercised...........................          --      (404,323)   $ 0.15 - $3.50
Options canceled............................   1,134,922    (1,134,922)   $0.15 - $10.75
                                              ----------    ----------
Balance at December 31, 1997................     515,292     2,377,665    $0.15 - $10.75
                                              ==========    ==========

     At December 31, 1997, options to purchase 424,158 shares were exercisable.

  1995 Directors' Stock Option Plan

     In October 1995, the Company instituted a directors' stock option plan and reserved a total of 200,000 shares of the Company's Common Stock for issuance of stock options thereunder. On October 3, 1997, at the Company's Annual Meeting of Stockholders, an amendment was approved to increase the options available in this plan by 120,000 to an aggregate of 320,000. The Plan allows for granting of stock options to members of the Board of Directors who are not employees of the Company. The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. The price of the options are equal to the fair market value of the Company's Stock on the date of the grant. During 1995, options to purchase 100,000 shares of common stock were granted to Directors at an exercise price of $12 per share. During 1996, no options were granted, no options were exercised and 20,000 options were canceled. During 1997, 40,000 options were granted at exercise prices ranging from $3.75 to $4.50, no options were exercised, and 25,000 options were canceled.

  1995 Employee Stock Purchase Plan

     In October 1995, the Company instituted an employee stock purchase plan (the "1995 Purchase Plan") and reserved a total of 300,000 shares of the Company's Common Stock for issuance thereunder. On October 3, 1997, at the Company's Annual Meeting of Stockholders, an amendment was approved to increase the shares available in this plan by 400,000 to an aggregate of 700,000. The 1995 Purchase Plan permits employees to acquire shares of the Company's Common Stock through payroll deductions and became

                                VISIONEER, INC.

effective upon completion of the initial public offering of the Company's Common Stock. During 1996 and 1997, shares issued under this plan aggregated 110,996 and 188,797 respectively.

  1997 Employee Stock Option Plan

     In February 1997, the Board of Directors adopted the 1997 Employee Stock Option Plan (the "1997 Option Plan") to provide for the granting of non-statutory stock options only to eligible employees and consultants who are not officers or directors of the Company, with the exception to officers who were not previously employed by the Company and for whom an option grant is an inducement essential to such officers' entering into an employment relationship or contract with the Company. The 1997 Option Plan was adopted in response to the non-availability of options for future grant under the 1993 Option Plan. The Company has reserved a total of 1,300,000 shares under this plan. During 1997, options to purchase 723,000 shares were granted at an exercise price of $2.63, none were exercised and 84,213 were canceled.

     Options granted under the 1997 Option Plan expire no later than ten years from the date of grant (no later than five years for 10% shareholders). The exercise price shall be at least 100% and 85% of the fair value of the stock subject to the option on the date the option is granted as determined by the board of directors for incentive and non-statutory stock options, respectively (110% of the fair value for 10% shareholders). The options generally become exercisable in increments over a period of four years from the date of grant. At the discretion of the Board of Directors, options may be granted with different vesting terms.

  Non-Statutory Option Grant to a Director

     On April 9, 1997, the Company's Board of Directors granted non-statutory stock options for 30,000 shares of Common Stock to Mr. Jeffrey Heimbuck, in conjunction with him becoming a member of the Company's Board. The option grants were made outside of the 1995 Directors' Stock Option Plan at an exercise price of $3.50 per share. All such options become exercisable in annual installments of 25% of the total number of shares subject to each option on each anniversary of the date of grant. On December 31, 1997, all 30,000 options remained unexercisable.

     As of December 31, 1997, the Company has five stock-based compensation plans as described above. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for options granted in 1997, 1996 and 1995 under the Company's option plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and pro forma net loss (in thousands) and the Company's net loss and pro forma net loss per share would have been as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Net loss -- as reported: basic and diluted.........  $(23,380)   $(24,392)   $(11,553)
Net loss -- pro forma: basic and diluted...........  $(25,247)   $(26,172)   $(11,883)
Net loss per share -- as reported: basic and
  diluted..........................................  $  (1.20)   $  (1.34)   $  (4.28)
Net loss per share -- pro forma: basic and
  diluted..........................................  $  (1.30)   $  (1.43)   $  (4.40)

     The weighted average fair market value of options granted was $3.87, per share, $3.80 per share and $1.31 per share for the years ended December 31, 1997, 1996 and 1995, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the applicable period: expected volatility of 70% for all periods, risk-free interest rate of 5.71% for options granted in 1997 and 6.19% for options granted in 1996 and 1995, and a weighted average expected option term of 5.0 years for all periods. The Company has not paid dividends and assumed no dividend yield.

                                VISIONEER, INC.

     The following table summarizes information about stock options outstanding under the 1993 Incentive Stock Option Plan, the 1997 Employee Stock Option Plan, the 1995 Directors' Stock Option Plan and the Non-Statutory Option Grant to Director at December 31, 1997:

                               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                  ---------------------------------------------   ----------------------------
                                WEIGHTED AVG.
                    NUMBER      REMAINING LIFE   WEIGHTED AVG.      NUMBER      WEIGHTED AVG.
EXERCISE PRICES   OUTSTANDING      IN YEARS      EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   --------------   --------------   -----------   --------------
$ 0.15 - $0.50       201,429         6.92            $0.38          127,569         $0.34
$ 2.63 - $4.00     2,280,099         9.53            $3.41          240,116         $3.55
$ 4.19 - $6.50       489,174         8.53            $5.78          165,637         $6.04
$6.75 - $12.00       165,750         8.15            $8.73           75,453         $8.94
                   ---------         ----            -----          -------         -----
$0.15 - $12.00     3,136,452         9.14            $3.86          608,775         $4.22
                   =========         ====            =====          =======         =====

     For the Employee Stock Purchase Plan, the fair value of each purchase right is estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1997, 1996, and 1995: expected volatility of 70% for all three years; risk-free interest rate of 5.71%, 5.17% and 5.33% for 1997, 1996 and 1995, respectively; and expected lives of 6 months for all three years. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of all purchase rights granted in 1997, 1996, and 1995 was $2.14, $2.89, and $3.90, respectively.

NOTE 6. COMMITMENTS:

  Operating and capital leases

     The Company leases its facility in California and certain equipment under noncancelable operating leases. As of December 31, 1997, the Company had no leases classified as capital leases. Total rent expense under operating leases for the years ended December 31, 1997, 1996, and 1995 was $657,000, $546,000,
and $305,000, respectively.

     On August 1997, the Company entered into an agreement with a third party to sublease 17,928 square feet within its leased facility in Fremont, California. The term of the sublease is forty-six months. The income is used to offset the Company's rent expense.

     Future minimum lease payments under the Company's current operating leases and expected sublease income as of December 31, 1997 are as follows:

                                                               OPERATING      SUBLEASE
                                                                LEASES         INCOME
                                                              -----------    -----------
                                                              (THOUSANDS)    (THOUSANDS)
Years ending December 31:
  1998......................................................    $  698         $  373
  1999......................................................       715            383
  2000......................................................       740            394
  2001......................................................       436            235
  2002 and thereafter.......................................        --             --
                                                                ------         ------
          Total.............................................    $2,589         $1,385
                                                                ======         ======

  Letters of credit

     As of December 31, 1997, the Company had three commercial letters of credit and one standby letter of credit outstanding, totaling $6.6 million. The letters of credit were secured by the Company's line of credit and

                                VISIONEER, INC.

were issued primarily for the procurement of inventory. In addition, as of December 31, 1997, one additional standby letter of credit for $62,000 was outstanding to secure the last month's deposit on the Company's facilities in Fremont, California. The letter of credit is secured by a certificate of deposit which is presented as restricted cash at December 31, 1997.

NOTE 7. NON-RECURRING ITEMS:

     The Company implemented a restructuring plan of all its organizations in May 1997 which included a decrease of approximately 40% of total employee and consultant headcount. A one-time restructuring charge of $675,000 was recorded in the three month period ended June 30, 1997, representing severance paid to terminated employees.

     During the year ended December 31, 1995, the Company recorded an expense of $1,600,000 representing the fair value of securities issued and cash paid in connection with the settlement of a patent matter. In addition, the Company also agreed to pay certain annual minimum and per unit royalties which are being recognized as expense in periods in which related revenues are recognized.

NOTE 8. LITIGATION AND PATENT INFRINGEMENT CLAIMS:

     On November 1, 1996, Millennium, L.P. ("Millennium"), a Cayman Island limited partnership, filed an infringement action against Compaq alleging that Compaq's scanner keyboard system, which utilized certain technology licensed from the Company, and used in its products, infringed certain patent claims. The Company indemnified Compaq with respect to the claims that Millennium has asserted against Compaq to the extent required by the Company's OEM agreement with Compaq. On September 17, 1997, Millennium and the Company entered into a Settlement and License Agreement pursuant to which the Company licensed the patents held by Millennium and the litigation was settled. The payments to Millennium, called for by the settlement, were not material.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Visioneer, Inc.

     Our audits of the financial statements referred to in our report dated January 22, 1998, appearing on page 24 in the 1997 Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP

San Jose, California
January 22, 1998

                                                                     SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                              ACCOUNTS RECEIVABLE

                                                 1997       1996       1995
                                                -------    -------    -------
Balance at beginning of period................  $ 3,931    $ 2,531    $   300
Additions charged to costs and expenses.......    7,122      4,469      3,348
Deductions and write-offs.....................   (5,738)    (3,069)    (1,117)
                                                -------    -------    -------
Balance at end of period......................  $ 5,315    $ 3,931    $ 2,531
                                                =======    =======    =======

                                   INVENTORY

                                                 1997       1996       1995
                                                -------    -------    -------
Balance at beginning of period................  $ 5,698    $   662    $   100
Additions charged to costs and expenses.......    5,766      7,901        810
Deductions and write-offs.....................   (8,384)    (2,865)      (248)
                                                -------    -------    -------
Balance at end of period......................  $ 3,080    $ 5,698    $   662
                                                =======    =======    =======

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in the Registrant's definitive proxy statement or an amendment to this Report, which the Registrant will file with the Commission no later than April 27, 1998 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained in the Registrant's definitive proxy statement or an amendment to this Report, which the Registrant will file with the Commission no later than April 27, 1998 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required for this item is contained in the Registrant's definitive proxy statement or an amendment to this Report, which the Registrant will file with the Commission no later than April 27, 1998 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required for this item is contained in the Registrant's definitive proxy statement or an amendment to this Report, which the Registrant will file with the Commission no later than April 27, 1998 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

        (1) Financial Statements -- See Index to Financial Statements at Item 8 of this Report.

        (2) Financial Statements Schedules -- The following financial statement schedule for the Company's fiscal years ended December 31, 1997, 1996 and 1995 is contained in Item 8 of this Report:

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

        (3) Exhibits -- Refer to Item 14(c) below.

     (b) Reports on Form 8-K.

     (c) Exhibits.

        Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT NO.                      DESCRIPTION OF EXHIBITS
-----------                      -----------------------
 3.2(1)        Bylaws of Registrant.
 3.4(1)        Amended and Restated Certificate of Incorporation of
               Registrant.
 4.1(1)        Form of Common Stock Certificate.
 4.2(6)        Preferred Shares Rights Agreement, dated as of October 23,
               1996, between the Registrant and U.S. Stock Transfer
               Corporation, including the Certificate of Designation of
               Rights, Preferences and Privileges of Series A Participating
               Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C,
               respectively.
10.1(1)        Form of Indemnification Agreement.
10.2(1)**      1993 Incentive Stock Option Plan and form of Option
               Agreement.
10.3(1)**      1995 Employee Stock Purchase Plan and form of Subscription
               Agreement.
10.4(1)**      1995 Directors' Option Plan and form of Option Agreement.
10.5(1)        Third Amended and Restated Registration Rights Agreement
               dated May 9, 1995 among the Registrant and certain security holders of the Registrant.
10.7(1)        OEM Agreement dated November 2, 1994 between the Registrant and Hewlett-Packard Company, as amended by Amendment No. 1 dated August 1, 1995.
10.8(1)        Distribution Agreement dated January 31, 1994 between the
               Registrant and Ingram Micro Inc.
10.9(1)        Distribution Agreement dated February 24, 1994 between the
               Registrant and Merisel Americas, Inc.
10.10(1)       Manufacturing Contract dated March 30, 1995 between the
               Registrant and Flextronics Technologies, Inc.

EXHIBIT NO.                      DESCRIPTION OF EXHIBITS
-----------                      -----------------------
10.11(1)       Manufacturing Services Agreement dated June 20, 1995 between the Registrant and International Business Machines
               Corporation.
10.12(1)* *    Loan Agreement dated March 31, 1994 between the Registrant and Todd Basche.
10.13(1)       LZW Paper Input System Patent License Agreement dated
               October 20, 1995 between the Registrant and Unisys
               Corporation.
10.14(1)       Patent License agreement dated November 13, 1995 between the
               Registrant and Wang Laboratories, Inc..
10.15(1)       Loan and Security Agreement dated November 28, 1995 between the Registrant and Silicon Valley Bank.
10.16(2)       Amendment No. 2 dated December 15, 1995 to OEM Agreement
               dated November 2, 1994 between the Registrant and
               Hewlett-Packard Company.
10.17(2)       Amendment No. 3 dated January 31, 1995 to OEM Agreement
               dated November 2, 1994 between the Registrant and
               Hewlett-Packard Company.
10.18(3)       OEM Agreement dated June 30, 1995 between the Registrant and
               Compaq Computer Corporation.
10.19(4)       Building Lease dated May 21, 1996 between the Registrant and
               John Arrillaga, Trustee, or his Successor Trustee, UTA dated
               7/20/77 (Arrillaga Family Trust) as amended, and Richard T.
               Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77
               (Richard T. Peery, Separate Property Trust) as amended.
10.20(5)       Software License Agreement dated August 14, 1996 between the
               Registrant and Hewlett-Packard Company.
10.21(7)       Form of Employment Agreement between the Registrant and each of its Executive Officers.
10.22(8)* *    1997 Employee Stock Option Plan.
10.23(8)* *    Director 1997 Compensation Plan.
10.24(9)       Manufacturing Agreement dated May 8, 1997 between the
               Registrant and NMB Technologies, Inc..
10.25(9)       Loan and Security Agreement dated June 26, 1997 between the
               Registrant and Silicon Valley Bank.
10.26(9)* *    Letter Agreements dated April 1, 1997 and July 7, 1997
               between the Registrant and J. Larry Smart.
10.27(9)* *    Letter Agreement dated April 9, 1997 between the Registrant and Jeff Heimbuck, and Nonstatutory Stock Option Agreements
               dated April 9, 1997 between the Registrant and Jeff
               Heimbuck.
10.31(10)      Amendment No. 1 dated September 30, 1997 to Loan and
               Security Agreement dated June 26, 1997 between the
               Registrant and Silicon Valley Bank.
10.32**        Letter Agreement dated October 6, 1997 between the
               Registrant and J. Larry Smart.
23.1           Consent of Price Waterhouse LLP.
24.1           Power of Attorney. See page 44.
27.1           Financial Data Schedule.

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

 (5) Incorporated by reference from Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

 (6) Incorporated by reference from Exhibit 4.1 of the Registrant's current Report on Form 8-K dated October 30, 1996.

 (7) Incorporated by reference from the Registrant's Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 1996.

 (8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

 (9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(10) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

 **  Management compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on March 27th, 1998.

                                          VISIONEER, INC.

                                          By:      /s/ J. LARRY SMART

                                            ------------------------------------
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Larry Smart and Geoffrey C. Darby, and each of them, his attorneys-in-fact and agents, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therein, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1933, this Amendment to Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ J. LARRY SMART                    President, Chief Executive       March 27, 1998
-----------------------------------------------------  Officer and Director (Principal
                   J. Larry Smart                      Executive Officer)

                /s/ GEOFFREY C. DARBY                  Vice President of Finance and    March 27, 1998
-----------------------------------------------------  Administration and Chief
                  Geoffrey C. Darby                    Financial Officer (Principal
                                                       Financial and Accounting
                                                       Officer)

               /s/ WILLIAM J. HARDING                  Director                         March 27, 1998
-----------------------------------------------------
                 William J. Harding

                /s/ JEFFREY HEIMBUCK                   Director                         March 27, 1998
-----------------------------------------------------
                  Jeffrey Heimbuck

               /s/ DAVID F. MARQUARDT                  Director                         March 27, 1998
-----------------------------------------------------
                 David F. Marquardt

                  /s/ VINCENT WORMS                    Director                         March 27, 1998
-----------------------------------------------------
                    Vincent Worms