Form 10-Q
period 1998-03-31
VISIONEER INC
filed 1998-05-13
CIK 1002517

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of April 30, 1998 was 19,657,642.

================================================================================

                                VISIONEER, INC.

                                   FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 1998

                                     INDEX

                                                                         PAGE
                                                                         ----
                        PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
         a) Condensed Balance Sheets at March 31, 1998 and December        2
         31, 1997....................................................
         b) Condensed Statements of Operations for the three month         3
         periods ended March 31, 1998 and March 31, 1997.............
         c) Condensed Statements of Cash Flows for the three month         4
         periods ended March 31, 1998 and March 31, 1997.............
         d) Notes to Condensed Financial Statements..................      5
Item 2.  Management's Discussion and Analysis of Financial Condition       7
         and Results of Operations...................................

                         PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     15
Item 2.  Changes in Securities.......................................     15
Item 3.  Defaults Upon Senior Securities.............................     15
Item 4.  Submission of Matters to a Vote of Security Holders.........     15
Item 5.  Other Information...........................................     15
Item 6.  Exhibits and Reports on Form 8-K............................     15
Signatures...........................................................     16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                VISIONEER, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................   $11,922      $11,423
  Short-term investments....................................     2,674        3,029
  Accounts receivable, less allowances of $5,095 and
     $5,315.................................................    14,299       12,295
  Inventory.................................................     4,258        3,078
  Prepaid expenses and other current assets.................       633        1,059
                                                               -------      -------
          Total current assets..............................    33,786       30,884
                                                               -------      -------
Property and equipment, net.................................     1,986        2,454
                                                               -------      -------
Other assets................................................        65          212
                                                               -------      -------
                                                               $35,837      $33,550
                                                               =======      =======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings................................   $ 6,470      $ 2,821
  Accounts payable..........................................    11,880       12,837
  Other accrued liabilities.................................     5,912        6,837
                                                               -------      -------
          Total current liabilities.........................    24,262       22,495
                                                               -------      -------
  Long-term liability.......................................       125          125
                                                               -------      -------
Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares
     authorized; 19,641,691 and 19,563,854 shares issued and
     outstanding............................................        20           20
  Additional paid-in-capital................................    87,830       87,682
  Deferred compensation relating to stock options...........      (125)        (150)
  Notes receivable from stockholders........................       (33)         (44)
  Accumulated deficit.......................................   (76,242)     (76,578)
                                                               -------      -------
          Total stockholders' equity........................    11,450       10,930
                                                               -------      -------
                                                               $35,837      $33,550
                                                               =======      =======

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1997
                                                              ----------    -----------
                                                              (IN THOUSANDS, EXCEPT FOR
                                                                 PER SHARE AMOUNTS)
Net revenues................................................    19,965         10,048
Cost of revenues............................................    14,169         17,595
                                                               -------       --------
  Gross profit (loss).......................................     5,796         (7,547)
                                                               -------       --------
Operating expenses:
  Research and development..................................     1,132          3,030
  Selling, general and administrative.......................     4,566          6,889
                                                               -------       --------
          Total operating expenses..........................     5,698          9,919
                                                               -------       --------
Operating profit (loss).....................................        98        (17,466)
Interest and other income, net..............................       237            333
                                                               -------       --------
  Net profit (loss).........................................   $   335       $(17,133)
                                                               =======       ========
Net profit (loss) per share: basic..........................   $  0.02       $  (0.89)
                                                               =======       ========
Net profit (loss) per share: diluted........................   $  0.02       $  (0.89)
                                                               =======       ========
Weighted average common shares and equivalents: basic.......    19,600         19,282
                                                               =======       ========
Weighted average common shares and equivalents: diluted.....    21,845         19,282
                                                               =======       ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)...........................................  $   335    $(17,133)
  Adjustments to reconcile net profit (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      514         633
     Accounts receivable allowances.........................     (220)      1,225
     Other..................................................       36          25
     Changes in assets and liabilities:
       Accounts receivable..................................   (1,784)      4,609
       Inventory............................................   (1,180)      1,945
       Prepaid expenses and other current assets............      426        (944)
       Other assets.........................................      148          --
       Accounts payable.....................................     (957)       (994)
       Other accrued liabilities............................     (925)      4,033
                                                              -------    --------
Net cash used in operating activities.......................   (3,607)     (6,601)
                                                              -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of short-term investments.......................      355       7,274
  Capital expenditures for property and equipment, net......      (46)        133
                                                              -------    --------
Net cash provided by investing activities...................      309       7,407
                                                              -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term bank borrowings, net...........................    3,649          --
  Proceeds from issuance of common stock, net...............      148         442
                                                              -------    --------
Net cash provided by financing activities...................    3,797         442
                                                              -------    --------
Net increase in cash and cash equivalents...................      499       1,248
Cash and cash equivalents at beginning of period............   11,423      22,391
                                                              -------    --------
Cash and cash equivalents at end of period..................  $11,922    $ 23,639
                                                              =======    ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Visioneer, Inc. (the "Company" or "Visioneer") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these interim condensed financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1998, and for other periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or any future period.

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

     The Company's fiscal year ends on the Sunday closest to December 31. Accordingly, fiscal 1998 will end December 27, 1998 and will contain 52 weeks, fiscal 1997 ended December 28, 1997 and also contained 52 weeks. The Company reports quarterly results on thirteen-week quarterly periods, each ending on the Sunday closest to month-end. For purposes of presentation, the Company has indicated its accounting year as ending December 31 and its interim quarterly periods as ending on the respective calendar month-end.

NOTE 2. BALANCE SHEET COMPONENTS

     Inventory consists of the following (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                       ---------    ------------
Raw materials........................................   $2,100         $1,536
Work-in-process......................................      264            329
Finished goods.......................................    1,894          1,213
                                                        ------         ------
                                                        $4,258         $3,078
                                                        ======         ======

NOTE 3. NET PROFIT (LOSS) PER SHARE

     Net profit (loss) per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS No. 128), effective beginning 1997. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding. Options to purchase 145,000 shares of common stock at a weighted average price of $7.08 per share were outstanding at March 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. For the quarter ended March 31, 1997, weighted average options outstanding, aggregating 1,115,879, with a weighted average exercise price of $1.55,

                                VISIONEER, INC.

                                  (UNAUDITED)

were excluded from diluted earnings per share calculations because they were anti-dilutive in view of the losses incurred by the Company.

     The following details the computation for basic and diluted profit (loss) per share:

                                                         MARCH 31,    MARCH 31,
                                                           1998         1997
                                                         ---------    ---------
Net profit (loss)......................................   $   335     $(17,133)
                                                          -------     --------
Weighted average common shares outstanding (basic).....    19,600       19,282
Effect of dilutive options and warrants................     2,245           --
                                                          -------     --------
Weighted average common shares outstanding (diluted)...    21,845       19,282
                                                          -------     --------
Profit (loss) per share: basic.........................   $  0.02     $  (0.89)
                                                          =======     ========
Profit (loss) per share: diluted.......................   $  0.02     $  (0.89)
                                                          =======     ========

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income within a financial statement. This Statement requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS No. 130 is effective for the year ending December 31, 1998. Comparative financial statements provided for earlier periods are required to be reclassified so that comprehensive income is displayed in a comparative format for all periods presented. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual and interim financial statements. This Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997; interim disclosure is not required in the year of adoption. The Company has adopted SFAS No 130 for the first quarter of 1998. There were no items of comprehensive income in the first quarter of the year. The Company will adopt SFAS No. 131 as of the year ending December 31, 1998 and is currently studying its provisions.

NOTE 5. DEBT

     On March 19, 1998, the Company amended its $7.5 million line of credit increasing the line to $12.5 million and extending the expiration date to March 1999. The line of credit is collateralized by a security interest in the Company's assets. At March 31, 1998, the Company had bank borrowings of $6.5 million and outstanding letters of credit of $5.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED FINANCIAL STATEMENTS. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS DOCUMENT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THOSE MENTIONED IN THIS REPORT AND, IN PARTICULAR, THE FACTORS DESCRIBED UNDER "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS," AND THOSE MENTIONED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 UNDER "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

OVERVIEW

     Visioneer was incorporated in California in March 1992, and commenced shipment of its initial product in the first quarter of 1994. In December 1995, the Company reincorporated in Delaware in conjunction with its initial public offering and raised $49.9 million, net of issuance costs. The Company has experienced sequential growth in annual net revenues since the first year of product shipments. The dramatic annual growth rates from 1994 to 1996 were directly attributed to dramatic growth within the sheetfed scanner and document management software markets, the development of OEM relationships and new product introductions. In contrast, the slower growth from 1996 to 1998 was attributed to several factors. First, the grayscale sheetfed scanner market declined sharply with the advent of color sheetfed scanners. The transition of the market from grayscale to color occurred at a much faster rate than the Company had anticipated and, as a result, the Company recorded significant charges relating to grayscale inventory reserves, purchase order commitments and price protection charges in the first half of 1997. Second, the Company was late in introducing a color scanner product and, as a result, did not capture planned market share. Third, the Company's slower growth was further affected by increased competition which caused overall sheetfed scanner average selling prices to drop significantly. And finally, the growth of the sheetfed scanner market, despite its earlier significant growth rates, has leveled off, and, in fact, recent independent market reports show the sheetfed scanner market declining in size.

     A key component of the Company's business strategy is to penetrate the much larger and rapidly growing flatbed market by leveraging off of its award winning software. Historically, the Company has bundled its PaperPort software with its scanner products, which has provided significant product differentiation. In the second quarter of 1997, the Company decided to continue to leverage the merits of its software in an attempt to penetrate the flatbed scanner market. The PaperPort flatbed scanner line was introduced in September 1997. Despite an intensely competitive market, the Company's initial efforts have been successful. Recent PC Data reports indicate the Company holds approximately 10% share of the U.S. flatbed market. There can be no assurance that the Company will be able to increase or maintain its share of the flatbed scanner market.

     The success of the Company will depend on its ability to improve gross margins and generate sales of PaperPort products significantly in excess of sales during recent quarters. These in turn will depend in part on the ability of the Company and its distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of the Company's products. There can be no assurance that the market for the Company's products will develop or that the Company will achieve market acceptance of its products. Despite experiencing a number of quarters of profitability throughout its brief history, the Company has incurred annual net losses since inception. There can be no assurance that the Company will be able to maintain quarterly profitability or attain annual profitability in the near future. As of March 31, 1998, the Company had an accumulated deficit of $76.2 million. Although the Company has experienced revenue growth during the last several quarters, these growth rates may not be sustainable and are not necessarily indicative of future operating results.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of net revenues, certain selected financial data for the three month periods ended March 31, 1998 and March 31, 1997.

                                VISIONEER, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
                                                                (IN THOUSANDS,
                                                                  EXCEPT FOR
                                                              PER SHARE AMOUNTS)
Net revenues................................................   100.0%      100.0%
Cost of revenues............................................    71.0%      175.1%
                                                               -----      ------
  Gross profit (loss).......................................    29.0%      (75.1)%
Operating expenses:
  Research and development..................................     5.7%       30.2%
  Selling, general and administrative.......................    22.9%       68.6%
                                                               -----      ------
          Total operating expenses..........................    28.5%       98.7%
                                                               -----      ------
Operating profit (loss).....................................     0.5%     (173.8)%
Interest and other income, net..............................     1.2%        3.3%
                                                               -----      ------
Net profit (loss)...........................................     1.7%     (170.5)%
                                                               =====      ======

  Net Revenues

     Net revenues increased 99% to $20.0 million for the three month period ended March 31, 1998, from $10.0 million for the comparable period in 1997, due primarily to an increase in product revenues, partially offset by a decrease in royalty and development revenues. The increase in product revenues was attributable to significant increases in both hardware and software sales. Royalty and development revenues decreased as a result of the reduction in royalty revenues from Hewlett-Packard. The growth in hardware sales was led by the strong demand for the Company's flatbed scanners introduced in September 1997. The Company's software sales grew dramatically between the comparable three month periods, as PaperPort Deluxe software continued to gain market acceptance and market share. In addition, in March 1998, the Company commenced shipment of Visioneer ProOCR100, its first entry into the optical character recognition ("OCR") market. The Company hopes to win a significant share of this market by pricing Visioneer ProOCR100 well below its competitors at a suggested retail list price of $49.99. Both scanner and software revenue growth did not match unit sales growth as overall average selling prices of scanners and software continued their downward trend.

     Despite declining average retail prices, net revenues from international sales held essentially flat for the three month period ended March 31, 1998 as compared to the same period in 1997. In order to increase profitability for its international operations, in April 1997, the Company terminated its local sales operations for Europe and the Asia-Pacific regions and began searching for distribution partners who have established sales outlets and local country expertise. This strategy, designed to minimize expenses and maximize profitability for the regions, has not been fully implemented, and it is unlikely that the Company will be able to realize significant increases in the near future, in absolute terms, in revenues from international operations.

     The introduction of major new products and enhancements of existing products, such as PaperPort flatbed scanners and Visioneer ProOCR100 software, are expected to have a significant impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of new products will initially increase in the months following introduction due to the purchase of initial inventory by the Company's distribution channels.

Thereafter, revenues may decline or stabilize until the end of a product life cycle, at which time revenues are likely to decline significantly, as a result of the reduction in unit sales and prices. At the end of a product life cycle the Company may experience higher rates of return and/or increased price protection charges as a result of price reductions. This could have a material adverse impact on the Company's net revenues and operating results. Although the Company has sought to mitigate the effect of such transitions by controlling inventory levels at its distributors and resellers, channel inventory levels are very difficult to accurately quantify. The Company may experience higher than normal rates of return and may incur significant price protection charges on its older version products in connection with its planned release of new products and price reductions in 1998. Due to the inherent uncertainties of product development and new product introductions, the Company cannot accurately predict the exact quarter in which a new product or version will be ready to ship. Any delay in the scheduled release of major new products could have a material adverse impact on the Company's net revenues and operating results.

  Cost of Revenues

     Cost of revenues as a percentage of net revenues was 71% for the three month period ended March 31, 1998, as compared to 175% for the comparable period in 1997. In the three month period ended March 31, 1997, the Company recorded charges of approximately $9.5 million to cover purchase order cancellation charges and to increase inventory reserves related to excess and obsolete products. The charges were a result of the market's transition from grayscale scanners to color scanners and the Company's late introduction of color scanner products. Subsequent to recording these charges, the Company was able to sell its grayscale inventory at prices higher than originally anticipated and settle with vendors for cancellations at amounts lower than contractually obligated, which favorably impacted the Company's gross margins and results of operations during the last several quarters. However, the Company anticipates that gross margins will decrease from the 29% experienced for the three month period ended March 31, 1998, due to pressure from competitors to decrease prices and the anticipated decrease of revenue as a percentage of net revenues from higher margin software and royalty revenue.

     The computer and peripherals industry has been characterized by ongoing rapid price erosion and resulting pressure on gross margins. The Company expects that, based on historical trends in the computer and peripherals industry and, in particular, based on the Company's recent observations and experiences in the sheetfed and flatbed scanner markets, prices will continue to decline in the future and competitors will offer products which meet or exceed performance and capabilities of the Company's products. The Company intends to introduce new hardware designs, software products and software upgrades, accessory products and new software features, in part, to respond to anticipated competitive price pressures and new product introductions. If prices fall faster than expected by the Company, or if the Company reduces its prices in order to become or remain competitive or for any other reason, the Company may be unable to respond with significant cost reductions, and its gross profit could be materially adversely affected. In addition, the Company's gross profit will depend in part on other factors including the ability of its manufacturing partners to meet their manufacturing commitments, the success of the Company's product transition, competition, the timing and amount of royalties received under its OEM arrangements, the ability of the Company to accurately forecast the mix and levels of its inventory requirements, and general economic conditions. Fluctuations in gross profit could have a material adverse affect on the Company's financial condition and operating results.

  Research and Development Expenses

     Research and development expense decreased 63% to $1.1 million in the three month period ended March 31, 1998 from $3.0 million in the comparable period in 1997. The significant decrease in spending was the result of the Company's implementation of a strategy to focus on software development, and leverage the engineering resources of its manufacturing partners to design future hardware products. The ease of use and intelligent user interface of the Company's software products have been, and will continue to be, a key differentiator within the scanner and document and image management market. Therefore, the Company expects to continue to make significant investments in research and development over the foreseeable future, although at levels below those experienced in the first and second quarters of 1997. However, such expenses may fluctuate from quarter to quarter depending on a variety of factors including the status of various development projects. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 34% to $4.6 million in the three month period ended March 31, 1998 from $6.9 million in the comparable period in 1997. The decrease was primarily attributable to the Company's abandonment of its previous strategy of investing heavily in the promotion of its brand name and the establishment of the sheetfed scanner category, which was in conjunction with the Company's restructuring plan in May 1997. The plan included a decrease of approximately 40% of total employee and consultant headcount and a significant reduction in variable sales and marketing expenditures. Although the spending cuts were designed to decrease the Company's on-going operating expenses, there can be no assurance that the spending cuts will not adversely affect future revenue levels, which would have an adverse affect on the Company's financial condition and future operating results. Although the Company has adopted rigid spending controls, selling, general and administrative expenses may fluctuate from quarter to quarter based on a variety of factors, including the timing of the introduction of any new products, expansion of the Company's distribution channels, general advertising related to product introductions, variable channel marketing programs, and a new international sales and marketing strategy. In this regard, the Company expects selling, general and administrative expenses to increase in absolute terms for the second quarter of 1998 when compared to the first quarter of 1998, due to the planned introduction of new products and increase in net revenues.

  Interest and Other Income, Net

     Interest and other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Interest and other income, net was $237,000 for the three month period ended March 31, 1998 compared to $333,000 for the three month period ended March 31, 1997. The decrease was the result of a decrease in interest income from decreased cash equivalents and short-term investments in the respective periods.

  Taxation

     The Company had no tax provision during the three month period ended March 31, 1998 due to availability of loss carryforwards and tax credits. There was no tax provision for the three month period ended March 31, 1997 due to the net loss incurred.

  Liquidity and Capital Resources

     As of March 31, 1998, the Company had cash, cash equivalents and short-term investments of $14.6 million and working capital of $9.5 million, as compared to $25.2 million of cash, cash equivalents and short-term investments and $12.9 million of working capital at March 31, 1997.

     The Company used $3.6 million of cash for operating activities in the three month period ended March 31, 1998. The use of cash was primarily to fund a $1.8 million increase in receivables and a $1.2 million increase in inventory. The balance of the activity was attributable to changes in other working capital and non-cash charges. Cash used in the three month period ended March 31, 1997 was $6.6 million. The negative cash flows from operating activities was attributed to net loss of $17.1 million, offset by non-cash charges and changes in working capital.

     Cash provided by investing activities for the three month periods ended March 31, 1998 and March 31, 1997 was $310,000 and $7.4 million, respectively, as the Company had a net decrease in short-term investments for both periods.

     Cash provided by financing activities for the three months ended March 31, 1998 was $3.8 million. The Company increased short-term bank borrowings by $3.6 million to $6.5 million from $2.8 million at December 31, 1997, and an additional $148,000 was raised from the issuance of new Common Stock in connection with the Company's employee stock purchase plan. Cash provided by financing activities was $442,000 for the three month period ended March 31, 1997. The cash was the result of the issuance of Common Stock in connection with the Company's employee stock purchase plan and the exercise of employee stock options.

     As the Company introduces and ramps up production of its new products in subsequent quarters, its investment in inventory, especially flatbed scanner inventory, and accounts receivable will continue to represent a significant portion of working capital. In order to increase liquidity, in March 1998, the Company renegotiated its $7.5 million line of credit to be increased to $12.5 million. As of March 31, 1998, the Company's principal sources of liquidity consisted of $14.6 million of cash, cash equivalents and short-term investments, and $688,000 available under the line of credit, after deducting $5.3 million for outstanding letters of credit. The Company believes that its existing sources of liquidity, including current cash balances and its line of credit, will provide adequate cash to fund its operations for at least the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

  Difficulties and Risks Associated with New Product Introduction and
Development

     The market for the Company's products is characterized by rapidly changing technology and frequent new product introductions. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards, including the Company's recent introduction of its color flatbed scanner products and Visioneer ProOCR100 software. The development of new, technologically-advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. In this respect, the Company believes there will be a significant market demand for color sheetfed and flatbed scanner products. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products and product enhancements successfully, that any new products or product enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. New product announcements by the Company could cause customers to defer purchasing existing products or cause the Company to lower prices of its older products, resulting in distributors claiming price protection credits or returning such products to the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

     The introduction of major new products and enhancements of existing products, such as PaperPort 3000 and PaperPort 6000, introduced in the third quarter of 1997 and Visioneer ProOCR100 introduced in the first quarter of 1998, has had, and will continue to have, a significant impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of any new product may increase in the first few months following introduction due to the purchase of initial inventory by the Company's distributors and resellers. Thereafter, revenues may decline or stabilize until the end of a product life cycle, at which time revenues are likely to decline significantly.

     The Company must successfully manage the transition to new products and new versions of existing products. At the end of a product life cycle the Company may experience higher rates of return on its older products and may have to lower the prices of such products, which would result in increased price protection charges and could have a material adverse impact on the Company's net revenues and operating results. The Company experienced higher than normal rates of return of its grayscale scanner products over the last several quarters and incurred significant price protection charges in connection with the Company's release of the PaperPort Strobe color sheetfed scanner. Due to the inherent uncertainties of product development and new product introductions, the Company cannot accurately predict the exact timing in which a new product or version will be ready to ship. Any delay in the scheduled release of major new products would have a material adverse impact on the Company's net revenues and operating results.

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

     Revenues and operating results in any quarter depend, to a large extent, on the volume, timing and ability to fulfill customer orders, the receipt of which is difficult to forecast. A significant portion of the Company's operating expenses is relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust operating expenses to compensate for such shortfall. Accordingly, any significant shortfall in revenues relative to the Company's expectations would have an immediate material adverse impact on the Company's business, operating results and financial condition. The Company may also be required to reduce prices in response to competition or to increase its spending to pursue new product or market opportunities. In the event of significant price competition in the market for the Company's products, which is anticipated, the Company will be required to decrease costs at least proportionately and the Company will be at a significant disadvantage with respect to its competitors that have substantially greater resources. Such competitors may more readily withstand an extended period of downward pricing pressure. In such event, the Company will also incur price protection charges from its distributors and resellers. Any price protection charges in excess of recorded allowances would have a material adverse effect on the Company's business, operating results and financial condition.

     Due to the foregoing factors, it is likely that at some point in the future the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies participating in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks.

  Dependence on Manufacturing Partners

     The Company currently has four manufacturing partners which manufacture virtually all of its hardware and software products. All hardware manufacturing partners are located in the Far East, and therefore, the Company is exposed to the political and economic risks associated with doing business in this region, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, commencement of production of products at new or existing facilities involves certain start-up risks, such as those associated with the procurement of materials and training of production personnel, which may result in delays and quality issues. The unanticipated loss of any of the manufacturing partners could cause delays in the Company's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event could have a material adverse effect on the Company's business, operation results and financial condition.

     The Company's manufacturing policies are designed to take advantage of lower manufacturing costs overseas, which may, in certain instances, result in excess or insufficient inventory if orders do not match forecasts. To date, the Company's inventory reflects purchases based on forecasted sales. There can be no assurance that actual sales will match sales forecasts. To the extent the Company has excess inventory, the Company may experience inventory write-downs or may have to lower product prices which would result in substantial price protection charges and a negative impact on gross margins. In this regard, the Company experienced a significant excess inventory situation during the quarter ended March 31, 1997, and recorded significant inventory write-down and price protection charges. Although the Company has made significant progress in reducing its inventory risk over the last several quarters, there can be no assurance that the Company will be successful in its continuing efforts and will not experience similar excess inventory situations.

  Dependence on Distributors and Resellers

     To date, the Company has derived a substantial portion of its revenues from sales through its independent distributors and resellers. Although the Company has established several strategic OEM partnerships, the Company expects that sales through its independent distributors and resellers will continue to account for a substantial portion of its revenues in the foreseeable future. Sales to the top four independent distributors and resellers accounted for 46% of the Company's net revenues in the first three months of 1998. The Company anticipates that its dependence on any one independent distributor or reseller will decrease in the future because of efforts to expand distribution channels. The Company's agreements with distributors and resellers are not exclusive, and each of the Company's distributors and resellers can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's independent distributors and resellers will continue to offer the Company's products or that the Company will be able to recruit additional or replacement distributors or resellers. The loss of one or more of the Company's major distributors or resellers could have a material adverse effect on the Company's business, operating results and financial condition. Many of the Company's distributors and resellers offer competitive products manufactured by third parties. There can be no assurance that the Company's distributors or resellers will give priority to the marketing of the Company's products. Any reduction or delay in sales of the Company's products by its distributors and resellers could have a material adverse effect on the Company's business, operating results and financial condition.

  Intensely Competitive Market

     The computer and peripherals industry has been characterized by ongoing rapid price erosion and resulting pressure on gross margins. As an example, the suggested retail price of PaperPort Strobe, when it was introduced in June 1997, was $299, the suggested retail price as of May 1, 1998 is $199. The Company expects that, based on historical trends in the computer and peripherals industry and, in particular, on the Company's recent observations and experiences in the paper management systems market, prices will continue to decline in the future and that competitors will offer products which meet or exceed performance and capabilities of the Company's products. The Company intends to introduce new hardware designs, software products, software upgrades, accessory products and software features, to respond to anticipated competitive price pressures and new product introductions. If prices fall faster than expected by the Company, or if the Company reduces its prices in order to become or remain competitive or for any other reason, the Company may be unable to respond with significant cost reductions and its gross margin could be materially adversely affected. In addition, the Company's gross margin will depend in part on other factors outside of the Company's control, including the availability and prices of key components, the success of the Company's product transition, competition, the timing and amount of royalties received under its OEM arrangements and general economic conditions. Fluctuations in gross margin could have a material adverse effect on the Company's financial condition and operating results.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT NO.                              DESCRIPTION
    -----------                              -----------
       10.32C        Amended and Restated Loan and Security Agreement dated March
                     19, 1998 between the Registrant and Silicon Valley Bank.
       10.33         Letter of Agreement dated September 11, 1996 between the
                     Registrant and Best Buy Co., Inc.
        27.1         Financial Data Schedule

---------------

 C  Confidential treatment requested

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on May 12, 1998.

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
                                              Officer)

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                      -------------
10.32*                       Amended and Restated Loan and Security Agreement dated March
                             19, 1998 between the Registrant and Silicon Valley Bank.

10.33                        Letter of Agreement dated September 11, 1996 between the
                             Registrant and Best Buy Co., Inc.

27.1                         Financial Data Schedule