Form 10-Q
period 1998-06-28
VISIONEER INC
filed 1998-08-12
CIK 1002517

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                   FOR THE FISCAL QUARTER ENDED JUNE 28, 1998
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

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of July 31, 1998 was 19,742,938.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                VISIONEER, INC.

                                   FORM 10-Q
                    THREE AND SIX MONTHS ENDED JUNE 30, 1998

                                     INDEX

                                                              PAGE
                                                              ----
                  PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
        a) Condensed Balance Sheets at June 30, 1998 and
           December 31, 1997................................    2
        b) Condensed Statements of Operations for the three
           month and six month periods ended June 30, 1998
           and June 30, 1997................................    3
        c) Condensed Statements of Cash Flows for the six
           month periods ended June 30, 1998 and June 30,
           1997.............................................    4
        d) Notes to Condensed Financial Statements..........    5
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    7

                    PART II: OTHER INFORMATION
Item 1. Legal Proceedings...................................   15
Item 2. Changes in Securities...............................   15
Item 3. Defaults Upon Senior Securities.....................   15
Item 4. Submission of Matters to a Vote of Security
        Holders.............................................   15
Item 5. Other Information...................................   15
Item 6. Exhibits and Reports on Form 8-K....................   16
Signatures..................................................   17

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                VISIONEER, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Current assets:
  Cash and cash equivalents.................................  $ 14,152      $ 11,423
  Short-term investments....................................     1,674         3,029
  Accounts receivable, less allowances of $5,500 and
     $5,315.................................................    14,237        12,295
  Inventory.................................................     7,093         3,078
  Prepaid expenses and other current assets.................       626         1,059
                                                              --------      --------
          Total current assets..............................    37,782        30,884
                                                              --------      --------
Property and equipment, net.................................     1,644         2,454
Other assets................................................        64           212
                                                              --------      --------
                                                              $ 39,490      $ 33,550
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings................................  $  7,985      $  2,821
  Accounts payable..........................................    16,107        12,837
  Other accrued liabilities.................................     5,490         6,837
                                                              --------      --------
          Total current liabilities.........................    29,582        22,495
                                                              --------      --------
Long-term liability.........................................        91           125
                                                              --------      --------
Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares
     authorized; 19,742,011 and 19,563,854 shares issued and
     outstanding............................................        20            20
  Additional paid-in-capital................................    87,918        87,682
  Deferred compensation relating to stock options...........      (100)         (150)
  Notes receivable from stockholders........................       (16)          (44)
  Accumulated deficit.......................................   (78,005)      (76,578)
                                                              --------      --------
          Total stockholders' equity........................     9,817        10,930
                                                              --------      --------
                                                              $ 39,490      $ 33,550
                                                              ========      ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     ------------------    -------------------
                                                      1998       1997       1998        1997
                                                     -------    -------    -------    --------
Net revenues.......................................  $20,276    $10,433    $40,241    $ 20,481
Cost of revenues...................................   15,544      7,575     29,713      25,170
                                                     -------    -------    -------    --------
  Gross profit (loss)..............................    4,732      2,858     10,528      (4,689)
                                                     -------    -------    -------    --------
Operating expenses:
  Research and development.........................    1,214      2,374      2,346       5,404
  Selling, general and administrative..............    5,320      6,458      9,886      13,347
                                                     -------    -------    -------    --------
          Total operating expenses.................    6,534      8,832     12,232      18,751
                                                     -------    -------    -------    --------
Operating loss.....................................   (1,802)    (5,974)    (1,704)    (23,440)
Interest and other income, net.....................       40        280        277         613
                                                     -------    -------    -------    --------
  Net loss.........................................  $(1,762)   $(5,694)   $(1,427)   $(22,827)
                                                     =======    =======    =======    ========
Net loss per share: basic..........................  $ (0.09)   $ (0.29)   $ (0.07)   $  (1.18)
                                                     =======    =======    =======    ========
Net loss per share: diluted........................  $ (0.09)   $ (0.29)   $ (0.07)   $  (1.18)
                                                     =======    =======    =======    ========
Weighted average common shares and equivalents:
Basic and diluted..................................   19,687     19,317     19,646      19,359
                                                     =======    =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(1,427)   $(22,827)
  Adjustments to reconcile net profit (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      981       1,069
     Accounts receivable allowances.........................      185         599
     Other..................................................       78          55
     Changes in assets and liabilities:
       Accounts receivable..................................   (2,127)      4,103
       Inventory............................................   (4,015)      1,388
       Prepaid expenses and other current assets............      433          21
       Other assets.........................................      148          73
       Accounts payable.....................................    3,270      (2,788)
       Other accrued liabilities............................   (1,381)      4,893
                                                              -------    --------
Net cash used in operating activities.......................   (3,856)    (13,414)
                                                              -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of short-term investments.......................    1,355       6,315
  Capital expenditures for property and equipment, net......     (170)       (159)
                                                              -------    --------
Net cash provided by investing activities...................    1,185       6,156
                                                              -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term bank borrowings, net...........................    5,164       2,500
  Proceeds from issuance of common stock, net...............      236         479
                                                              -------    --------
Net cash provided by financing activities...................    5,400       2,979
                                                              -------    --------
Net increase (decrease) in cash and cash equivalents........    2,729      (4,279)
Cash and cash equivalents at beginning of period............   11,423      22,453
                                                              -------    --------
Cash and cash equivalents at end of period..................  $14,152    $ 18,174
                                                              =======    ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION:

     The accompanying unaudited condensed financial statements of Visioneer, Inc. (the "Company" or "Visioneer") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these interim condensed financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30,1998, and for other periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or any future period.

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

NOTE 2. BALANCE SHEET COMPONENTS:

     Inventory consists of the following (in thousands):

                                                         JUNE 30,    DECEMBER 31,
                                                           1998          1997
                                                         --------    ------------
Raw materials..........................................   $1,901        $1,536
Work-in-process........................................       29           329
Finished goods.........................................    5,163         1,213
                                                          ------        ------
                                                          $7,093        $3,078
                                                          ======        ======

NOTE 3. NET LOSS PER SHARE:

     Net loss per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 -- "Earnings per Share" (SFAS No. 128), effective beginning in 1997. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding. Options to purchase 3,171,931 shares of common stock at a weighted average price of $2.08 per share were outstanding at June 30, 1998 but were not included in the computation of diluted EPS because their impact was anti-dilutive. For the quarter ended June 30, 1997, options outstanding, aggregating 2,634,869 with a weighted average exercise

                                VISIONEER, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED
                                  (UNAUDITED)

price of $3.95, were excluded from diluted earnings per share calculations because they were also anti-dilutive in view of the losses incurred by the Company.

     The following details the computation for basic and diluted loss per share:

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     ------------------    -------------------
                                                      1998       1997       1998        1997
                                                     -------    -------    -------    --------
Net loss...........................................  $(1,762)   $(5,694)   $(1,427)   $(22,827)
                                                     -------    -------    -------    --------
Weighted average common shares outstanding
  (basic)..........................................   19,687     19,317     19,646      19,359
Effect of dilutive options and warrants............       --         --         --          --
                                                     -------    -------    -------    --------
Weighted average common shares outstanding
  (diluted)........................................   19,687     19,317     19,646      19,359
                                                     -------    -------    -------    --------
Loss per share: basic..............................  $ (0.09)   $ (0.29)   $ (0.07)   $  (1.18)
                                                     =======    =======    =======    ========
Loss per share: diluted............................  $ (0.09)   $ (0.29)   $ (0.07)   $  (1.18)
                                                     =======    =======    =======    ========

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income within a financial statement. This Statement requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS No. 130 is effective for the year ending December 31, 1998. Comparative financial statements provided for earlier periods are required to be reclassified so that comprehensive income is displayed in a comparative format for all periods presented. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual and interim financial statements. This Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997; interim disclosure is not required in the year of adoption. The Company adopted SFAS No. 130 during the first quarter of 1998 and to-date, there are no differences between the net loss and comprehensive net loss for the three and six month periods ended June 30, 1998 and 1997. The Company will adopt SFAS No. 131 as of the year ending December 31, 1998 and is currently studying its provisions.

NOTE 5. DEBT:

     On March 19, 1998, the Company amended its $7.5 million line of credit increasing the line to $12.5 million and extending the expiration date to March 1999. The line of credit is collateralized by a security interest in the Company's assets. At June 30, 1998, the Company had bank borrowings of $8.0 million and outstanding letters of credit of $4.2 million. At June 30, 1998, the Company was not in compliance with certain conditions of the loan covenants. Subsequently, the Company was able to secure a waiver of covenant default from its bank.

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

OVERVIEW

     Visioneer was incorporated in California in March 1992, and commenced shipment of its initial product in the first quarter of 1994. In December 1995, the Company reincorporated in Delaware in conjunction with its initial public offering which raised $49.9 million, net of issuance costs. The Company has experienced sequential growth in annual net revenues since the first year of product shipments. The dramatic annual growth rates from 1994 to 1996 were directly attributed to dramatic growth within the sheetfed scanner and document management software markets, the development of OEM relationships and new product introductions. In contrast, the slower growth from 1996 to 1998 was attributed to several factors. First, the grayscale sheetfed scanner market declined sharply with the advent of color sheetfed scanners. The transition of the market from grayscale to color occurred at a much faster rate than the Company had anticipated and, as a result, the Company recorded significant charges relating to grayscale inventory reserves, purchase order commitments and price protection charges in the first half of 1997. Second, the Company was late in introducing a color scanner product and, as a result, did not capture planned market share. Third, the Company's slower growth was further affected by increased competition which caused overall sheetfed scanner average selling prices to drop significantly. And finally, the growth of the sheetfed scanner market, despite its earlier significant growth rates, has leveled off, and, in fact, recent independent market reports show the sheetfed scanner market declining in size.

     A key component of the Company's business strategy is to penetrate the much larger and rapidly growing flatbed market by leveraging off of its award winning software. Historically, the Company has bundled its PaperPort software with its scanner products, which has provided significant product differentiation. In the second quarter of 1997, the Company decided to continue to leverage the merits of its software in an attempt to penetrate the flatbed scanner market. The PaperPort flatbed scanner line was introduced in September 1997. Despite an intensely competitive market, the Company's initial efforts have been successful. In addition, the Company introduced two new scanner lines in the quarter ended June 30, 1998: the PaperPort OneTouch, and the PaperPort 6100 series that both feature increased functionality. Recent PC Data reports indicate the Company holds approximately 10% share of the U.S. flatbed market. There can be no assurance that the Company will be able to increase or maintain its share of the flatbed scanner market.

     In addition, the Company will continue to focus research and development resources on software development. The ease of use and intelligent user interface of the Company's software products have been, and will continue to be, a key differentiator within the scanner and document and image management market.

     The success of the Company will depend on its ability to improve gross margins and generate sales of PaperPort products significantly in excess of sales during recent quarters. These in turn will depend in part on the ability of the Company and its distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of the Company's products. There can be no assurance that the market for the Company's products will develop or that the Company will achieve market acceptance of its products. Despite experiencing a number of quarters of profitability throughout its brief history, the Company has incurred annual net losses since inception. There can be no assurance that the Company will be able to maintain quarterly profitability or attain annual profitability in the near future. As of June 30, 1998, the Company had an accumulated deficit of $78.0 million.

Although the Company has experienced revenue growth during the recent past quarters, these growth rates may not be sustainable and are not necessarily indicative of future operating results.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of net revenues, certain selected financial data for the three month and six month periods ended June 30, 1998 and June 30, 1997.

                                VISIONEER, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                       ------------------      -----------------
                                                        1998        1997       1998        1997
                                                       ------      ------      -----      ------
Net revenues.........................................  100.0%      100.0%      100.0%      100.0%
Cost of revenues.....................................   76.7%       72.6%       73.8%      122.9%
                                                       -----       -----       -----      ------
  Gross loss.........................................   23.3%       27.4%       26.2%      (22.9)%
Operating expenses:
  Research and development...........................    6.0%       22.8%        5.8%       26.4%
  Selling, general and administrative................   26.2%       61.9%       24.6%       65.2%
                                                       -----       -----       -----      ------
          Total operating expenses...................   32.2%       84.7%       30.4%       91.6%
                                                       -----       -----       -----      ------
Operating loss.......................................   (8.9)%     (57.3)%      (4.2)%    (114.4)%
Interest and other income, net.......................    0.2%        2.7%        0.7%        3.0%
                                                       -----       -----       -----      ------
Net loss.............................................   (8.7)%     (54.6)%      (3.5)%    (111.5)%
                                                       =====       =====       =====      ======

  Net Revenues

     Total net revenues increased 94% to $20.3 million for the three month period ended June 30, 1998, from $10.4 million for the comparable period in 1997, due primarily to an increase in product revenues, partially offset by a decrease in royalty and development revenues. The increase in product revenues was attributable to significant increases in hardware sales. However, the percentage increase in unit volume exceeded the percentage increase in revenue as prices continued to erode in the increasingly competitive flatbed scanner market. Royalty and development revenues decreased as a result of the reduction in royalty revenues from Hewlett-Packard. The growth in hardware sales was led by the strong demand for the Company's flatbed scanners introduced in September 1997. In addition, the Company introduced two new flatbed scanners in the quarter ended June 30, 1998: the PaperPort OneTouch, and the PaperPort 6100 series that both feature increased functionality. Total net revenues, for the six month period ended June 30, 1998, increased 97% to $40.2 million from $20.5 million for the comparable period in 1997. This increase is attributed to the strong demand and growth of the flatbed scanner market offset by the decrease in royalty and development revenue from Hewlett-Packard. However, the percentage increase in unit volume exceeded the percentage increase in revenue as prices continued to erode in the increasingly competitive flatbed scanner market. The Company's software sales for the three month period ended June 30, 1998, decreased by 18% to $2.5 million compared to $3.1 million for the comparable period in 1997. The Company's software sales declined in units and dollars due to soft retail market and the price reduction of the Company's PaperPort Deluxe software from an ASP (Actual Sales Price) of $79.99 to $49.99. However, for the six month period ended June 30, 1998, software sales increased 43% to $5.5 million compared to $3.9 million for the comparable period in 1997. This was primarily due to strong first quarter 1998 sales of the Company's PaperPort Deluxe. In addition, the Company commenced shipment of three new software products in the quarter ended June 30, 1998: PaperPort ScannerSuite, PaperPort Deluxe 5.3, and Visioneer Visual Explorer. Overall, average selling prices of scanners and software continued their downward trend in an increasingly competitive market. Due to these competitive pressures, the Company has planned a price reduction on August 1, 1998 on its flatbed scanners. This price reduction may have an adverse impact on the Company's quarterly and annual revenues if unit volumes are not correspondingly increased. The Company expects that the price reduction will result in lower gross margins with regard to the Company's hardware products.

     Despite declining average retail prices, net revenues from international sales held essentially flat for the three month and six month periods ended June 30, 1998 as compared to the same period in 1997. In order to increase profitability for its international operations, in April 1997, the Company terminated its local sales operations for Europe and the Asia-Pacific regions and began searching for distribution partners who have established sales outlets and local country expertise. This strategy, designed to minimize expenses and maximize profitability for the regions, has not been fully implemented, and it is unlikely that the Company will be able to realize significant increases in the near future, in absolute terms, in revenues from international operations.

     The introduction of major new products and enhancements of existing products, such as PaperPort flatbed scanners and PaperPort ScannerSuite as well as the latest version of PaperPort Deluxe software, are expected to have a positive impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of new products will initially increase in the months following introduction due to the purchase of initial inventory by the Company's distribution channels. Thereafter, revenues may decline or stabilize until the end of a product life cycle, at which time revenues are likely to decline significantly, as a result of the reduction in unit sales and prices. At the end of a product life cycle the Company may experience higher rates of return and/or increased price protection charges as a result of price reductions. This could have a material adverse impact on the Company's net revenues and operating results. Although the Company has sought to mitigate the effect of such transitions by controlling inventory levels at its distributors and resellers, channel inventory levels are very difficult to accurately quantify. The Company may experience higher than normal rates of return and may incur significant price protection charges on its older version products in connection with its planned release of new products and price reductions in 1998. Due to the inherent uncertainties of product development and new product introductions, the Company cannot accurately predict the exact quarter in which a new product or version will be ready to ship. Any delay in the scheduled release of major new products could have a material adverse impact on the Company's net revenues and operating results.

     As of June 30, 1998, the Company had substantial channel inventory of flatbed scanners. Due to continuing price pressure in the flatbed scanner market, additional price reductions on this inventory could have an adverse impact on the Company's quarterly and annual revenues.

  Cost of Revenues

     Cost of revenues as a percentage of net revenues was 76.7% for the three month period ended June 30, 1998, as compared to 72.6% for the comparable period in 1997. This increase in cost of revenues is attributable to the decrease in product margins due to price pressure in the flatbed scanner market. Cost of revenues as a percentage of total net revenues was 73.8% for the six month period ended June 30, 1998 compared to 122.9% for the comparable period in 1997. The decrease was a result of significant charges taken in the three month period ended March 31, 1997 for write-offs, increased reserves relating to excess and obsolete inventory, and cancellation of certain purchase commitments relating to grayscale scanner products. In addition, the Company anticipates that gross margins will decrease from the 23.3% experienced for the three month period ended June 30, 1998, due to pricing pressure in the flatbed scanner market.

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

  Research and Development Expenses

     Research and development expense decreased 48% to $1.2 million in the three month period ended June 30, 1998 from $2.4 million in the comparable period in 1997. The significant decrease in spending was the result of the Company's implementation of a strategy to focus on software development, and leverage the engineering resources of its manufacturing partners to design future hardware products. Research and development expenses decreased 56% to $2.3 million in the six month period ended June 30, 1998 from $5.4 million in the comparable period in 1997. This decrease further illustrates the Company's strategy to focus on software development. The ease of use and intelligent user interface of the Company's software products have been, and will continue to be, a key differentiator within the scanner and document and image management market. Therefore, the Company expects to continue to make significant investments in research and development over the foreseeable future, although at levels below those experienced in the first and second quarters of 1997. However, such expenses may fluctuate from quarter to quarter depending on a variety of factors including the status of various development projects. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 17% to $5.3 million in the three month period ended June 30, 1998 from $6.5 million in the comparable period in 1997. The decrease was primarily attributable to the Company's abandonment of its previous strategy of investing heavily in the promotion of its brand name and the establishment of the sheetfed scanner category, which was in conjunction with the Company's restructuring plan in May 1997. The plan included a decrease of approximately 40% of total employee and consultant headcount and a significant reduction in variable sales and marketing expenditures. Although the spending cuts were designed to decrease the Company's on-going operating expenses, there can be no assurance that the spending cuts will not adversely affect future revenue levels, which would have an adverse affect on the Company's financial condition and future operating results. Selling, general and administrative expenses decreased 25% to $9.9 million in the six month period ended June 30, 1998 from $13.3 million in the comparable period in 1997. The decrease in spending is the result of the restructuring plan implemented in May 1997. Although the Company has adopted rigid spending controls, selling, general and administrative expenses may fluctuate from quarter to quarter based on a variety of factors, including the timing of the introduction of any new products, expansion of the Company's distribution channels, general advertising related to product introductions, variable channel marketing programs, and a new international sales and marketing strategy.

  Interest and Other Income, Net

     Interest and other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Interest and other income, net was $40,000 for the three month period ended June 30, 1998 compared to $280,000 for the three month period ended June 30, 1997. Interest and other income, net was $277,000 for the six month period ended June 30, 1998 compared to $613,000 for the comparable period in 1997. The decrease, in both the three and six month periods ended June 30,1998, was the result of a decrease in interest income from decreased cash equivalents and short-term investments in the respective periods.

  Taxation

     The Company had no tax provision during the three and six month periods ended June 30, 1998 due to availability of loss carryforwards and tax credits. There was no tax provision for the three and six month periods ended June 30, 1997 due to the net losses incurred.

  Liquidity and Capital Resources

     As of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $15.8 million and working capital of $8.2 million, as compared to $20.6 million of cash, cash equivalents and short-term investments and $7.5 million of working capital at June 30, 1997.

     The Company used $3.9 million of cash for operating activities in the six month periods ended June 30, 1998. The use of cash was primarily to fund losses and a $4.0 million increase in inventory and a $2.1 million increase in accounts receivable offset by a $3.3 million increase in accounts payable. The balance of the activity was attributable to changes in other working capital and non-cash charges. Cash used in the six month period ended June 30, 1997 was $13.4 million. The 1997 negative cash flows from operating activities was attributed to net loss of $22.8 million, offset by non-cash charges and changes in working capital.

     Cash provided by investing activities for the six month periods ended June 30, 1998 and June 30, 1997 was $1.2 million and $6.2 million, respectively, as the Company had a net decrease in short-term investments for the periods.

     Cash provided by financing activities for the six month period ended June 30, 1998 was $5.4 million. The Company increased short-term bank borrowings by $5.2 million to $8.0 million from $2.8 million at December 31, 1997, and an additional $236,000 was raised from the issuance of new Common Stock in connection with the Company's employee stock purchase plan. Cash provided by financing activities was $3.0 million for the six month period ended June 30, 1997. The cash provided was the result of $2.5 million in short-term bank borrowings and $500,000 from the issuance of Common Stock in connection with the Company's employee stock purchase plan and the exercise of employee stock options.

     As the Company introduces and ramps up production of its new products in subsequent quarters, its investment in inventory, especially flatbed scanner inventory, and accounts receivable will continue to represent a significant portion of working capital. In order to increase liquidity, in March 1998, the Company renegotiated its $7.5 million line of credit and increased it to $12.5 million. At June 30, 1998, the Company was not in compliance with certain conditions of the loan covenants. Subsequently, the Company was able to secure a waiver of covenant default from its bank. As of June 30, 1998, the Company's principal sources of liquidity consisted of $15.8 million of cash, cash equivalents and short-term investments. The Company believes that its existing sources of liquidity, including current cash balances and its line of credit, will provide adequate cash to fund its operations for at least the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

  Difficulties and Risks Associated with New Product Introduction and
Development

     The market for the Company's products is characterized by rapidly changing technology and frequent new product introductions. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards, including the Company's recent introduction of its color flatbed scanner products, including the PaperPort OneTouch, and new software introductions that include Visioneer ProOCR100, PaperPort ScannerSuite, PaperPort Deluxe 5.3 and Visioneer Visual Explorer. The development of new, technologically-advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. In this respect, the Company believes there will be a significant market demand for color sheetfed and flatbed scanner products. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products and product enhancements successfully, that any new products or product enhancements will gain market acceptance, or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. New product announcements by the Company could cause customers to defer purchasing existing products or cause the Company to lower prices of its older products, resulting in distributors claiming price protection credits or returning such products to the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

     The introduction of major new products and enhancements of existing products, such as PaperPort 3000 and PaperPort 6000, introduced in the third quarter of 1997 and Visioneer ProOCR100 introduced in the first quarter of 1998, as well as the new products introduced in the second quarter of 1998, such as PaperPort OneTouch, PaperPort 6100, PaperPort ScannerSuite, PaperPort Deluxe 5.3, and Visioneer Visual Explorer have had, and will continue to have, a significant impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of any new product may increase in the first few months following introduction due to the purchase of initial inventory by the Company's distributors and resellers. Thereafter, revenues may decline or stabilize until the end of a product life cycle, at which time revenues are likely to decline significantly.

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

  Dependence on Distributors and Resellers

     To date, the Company has derived a substantial portion of its revenues from sales through its independent distributors and resellers. Although the Company has established several strategic OEM partnerships, the Company expects that sales through its independent distributors and resellers will continue to account for a substantial portion of its revenues in the foreseeable future. Sales to the top five independent distributors and resellers accounted for 66% of the Company's net revenues in the first six months of 1998. The Company anticipates that its dependence on any one independent distributor or reseller will decrease in the future because of efforts to expand distribution channels. The Company's agreements with distributors and resellers are not exclusive, and each of the Company's distributors and resellers can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's independent distributors and resellers will continue to offer the Company's products or that the Company will be able to recruit additional or replacement distributors or resellers. The loss of one or more of the Company's major distributors or resellers could have a material adverse effect on the Company's business, operating results and financial condition. Many of the Company's distributors and resellers offer competitive products manufactured by third parties. There can be no assurance that the Company's distributors or resellers will give priority to the marketing of the Company's products. Any reduction or delay in sales of the Company's products by its distributors and resellers could have a material adverse effect on the Company's business, operating results and financial condition.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 22, 1998. There was present at the meeting, in person or represented by proxy, holders of 15,583,057 shares of Common Stock, which represented approximately 79.3% of the outstanding shares of Common Stock. The matters voted on at the meeting and the votes cast were as follows:

        1. All management's nominees for directors were elected as listed below:

           NAME OF NOMINEE                    VOTES CAST
           ---------------                    ----------
J. Larry Smart........................  For:        15,519,465
                                        Against:             0
                                        Abstain:        63,592
William J. Harding....................  For:        15,519,465
                                        Against:             0
                                        Abstain:        63,592
Jeffrey Heimbuck......................  For:        15,519,465
                                        Against:             0
                                        Abstain:        63,592
David F. Marquardt....................  For:        15,519,465
                                        Against:             0
                                        Abstain:        63,592
Vincent Worms.........................  For:        15,519,465
                                        Against:             0
                                        Abstain:        63,592

          2. The ratification of the reappointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 27, 1998. There were 15,523,591 shares of Common Stock voting in favor, 37,912 shares of Common Stock voting against, and 21,554 shares of Common Stock abstaining.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
27.1         Financial Data Schedule

     (b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on August 11, 1998.

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

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    27.1       Financial Data Schedule