Form 10-Q
period 1998-09-27
VISIONEER INC
filed 1998-11-12
CIK 1002517

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

                FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 1998

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

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of October 31, 1998 was 19,818,300.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                VISIONEER, INC.

                                   FORM 10-Q
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                         PAGE
                                                                         ----
                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         (a) Condensed Balance Sheets at September 30, 1998 and            3
             December 31, 1997.......................................
         (b) Condensed Statements of Operations for the three month        4
         and nine month periods ended September 30, 1998 and
             September 30, 1997......................................
         (c) Condensed Statements of Cash Flows for the nine month         5
         periods ended September 30, 1998 and September 30, 1997.....
         (d) Notes to Condensed Financial Statements.................      6

Item 2.  Management's Discussion and Analysis of Financial Condition       8
         and Results of Operations...................................

                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     17
Item 2.  Changes in Securities.......................................     17
Item 3.  Defaults Upon Senior Securities.............................     17
Item 4.  Submission of Matters to a Vote of Security Holders.........     17
Item 5.  Other Information...........................................     17
Item 6.  Exhibits and Reports on Form 8-K............................     17
Signatures...........................................................     18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                VISIONEER, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
Current assets:
  Cash and cash equivalents.................................    $ 12,823        $ 11,423
  Short-term investments....................................         201           3,029
  Accounts receivable, less allowances of $3,820 and
     $5,315.................................................      11,559          12,295
  Inventory.................................................       6,466           3,078
  Prepaid expenses and other current assets.................         605           1,059
                                                                --------        --------
          Total current assets..............................      31,654          30,884
Property and equipment, net.................................       1,191           2,454
Other assets................................................          65             212
                                                                --------        --------
                                                                $ 32,910        $ 33,550
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings................................    $  7,372        $  2,821
  Accounts payable..........................................      11,869          12,837
  Other accrued liabilities.................................       4,360           6,837
                                                                --------        --------
          Total current liabilities.........................      23,601          22,495
                                                                --------        --------
Long-term liability.........................................          91             125
                                                                --------        --------
Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares
     authorized; 19,816,425 and 19,563,854 shares issued and
     outstanding............................................          20              20
  Additional paid-in-capital................................      87,979          87,682
  Deferred compensation relating to stock options...........         (92)           (150)
  Notes receivable from stockholders........................          --             (44)
  Accumulated deficit.......................................     (78,689)        (76,578)
                                                                --------        --------
          Total stockholders' equity........................       9,218          10,930
                                                                --------        --------
                                                                $ 32,910        $ 33,550
                                                                ========        ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      1998       1997       1998        1997
                                                     -------    -------    -------    --------
Net revenues.......................................  $19,238    $17,477    $59,479    $ 37,958
Cost of revenues...................................   14,419     12,060     44,132      37,230
                                                     -------    -------    -------    --------
  Gross profit.....................................    4,819      5,417     15,347         728
                                                     -------    -------    -------    --------
Operating expenses:
  Research and development.........................    1,140      1,573      3,486       6,977
  Selling, general and administrative..............    4,323      4,745     14,209      18,093
                                                     -------    -------    -------    --------
          Total operating expenses.................    5,463      6,318     17,695      25,070
                                                     -------    -------    -------    --------
Operating loss.....................................     (644)      (901)    (2,348)    (24,342)
Interest and other income, net.....................      (40)       225        237         839
                                                     -------    -------    -------    --------
  Net loss.........................................  $  (684)   $  (676)   $(2,111)   $(23,503)
                                                     =======    =======    =======    ========
Net loss per share: basic..........................  $ (0.03)   $ (0.03)   $ (0.11)   $  (1.21)
                                                     =======    =======    =======    ========
Net loss per share: diluted........................  $ (0.03)   $ (0.03)   $ (0.11)   $  (1.21)
                                                     =======    =======    =======    ========
Weighted average common shares and equivalents:
  Basic and diluted................................   19,776     19,405     19,689      19,359
                                                     =======    =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(2,111)   $(23,503)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................    1,444       1,883
     Accounts receivable allowances.........................   (1,495)        819
     Other..................................................      102          67
     Changes in assets and liabilities:
       Accounts receivable..................................    2,231      (1,442)
       Inventory............................................   (3,388)      1,590
       Prepaid expenses and other current assets............      454        (171)
       Other assets.........................................      147          73
       Accounts payable.....................................     (968)      1,211
       Other accrued liabilities and long term liability....   (2,511)      2,425
                                                              -------    --------
Net cash used in operating activities.......................   (6,095)    (17,048)
                                                              -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of short-term investments.......................    2,828       7,245
  Capital expenditures for property and equipment...........     (181)       (534)
                                                              -------    --------
Net cash provided by investing activities...................    2,647       6,711
                                                              -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term bank borrowings, net...........................    4,551          --
  Proceeds from issuance of common stock, net...............      297         739
                                                              -------    --------
Net cash provided by financing activities...................    4,848         739
                                                              -------    --------
Net increase (decrease) in cash and cash equivalents........    1,400      (9,598)
Cash and cash equivalents at beginning of period............   11,423      22,391
                                                              -------    --------
Cash and cash equivalents at end of period..................  $12,823    $ 12,793
                                                              =======    ========

   The accompanying notes are an integral part of these financial statements.

                                VISIONEER, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION:

     The accompanying unaudited condensed financial statements of Visioneer, Inc. (the "Company" or "Visioneer") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these interim condensed financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1998, and for other periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or any future period.

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

     The Company's fiscal year ends on the Sunday closest to December 31. Accordingly, fiscal 1998 will end January 3, 1999 and will contain 53 weeks, fiscal 1997 ended December 28, 1997 and contained 52 weeks. The Company reports quarterly results on thirteen-week quarterly periods, each ending on the Sunday closest to month-end. For purposes of presentation, the Company has indicated its accounting year as ending December 31 and its interim quarterly periods as ending on the respective calendar month-end.

NOTE 2. BALANCE SHEET COMPONENTS:

     Inventory consists of the following (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998             1997
                                                     -------------    ------------
Raw materials......................................     $  677           $1,536
Work-in-process....................................        357              329
Finished goods.....................................      5,432            1,213
                                                        ------           ------
                                                        $6,466           $3,078
                                                        ======           ======

NOTE 3. NET LOSS PER SHARE:

     Net loss per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 -- "Earnings per Share" (SFAS No. 128), effective beginning in 1997. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding. Options to purchase 2,813,679 shares of common stock at a weighted average price of $2.09 per share were outstanding at September 30, 1998 but were not included in the computation of diluted EPS because their impact was anti-dilutive. For the quarter ended September 30, 1997, options outstanding, aggregating 2,517,992 with a

                                VISIONEER, INC.

                                  (UNAUDITED)

weighted average exercise price of $3.95, were excluded from diluted earnings per share calculations because they were also anti-dilutive in view of the losses incurred by the Company.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS:

     In September 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income within a financial statement. This Statement requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS No. 130 is effective for the year ending December 31, 1998. Comparative financial statements provided for earlier periods are required to be reclassified so that comprehensive income is displayed in a comparative format for all periods presented. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual and interim financial statements. This Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997; interim disclosure is not required in the year of adoption. The Company adopted SFAS No. 130 during the first quarter of 1998 and to-date, there are no differences between the net loss and comprehensive net loss for the three and nine month periods ended September 30, 1998 and 1997. The Company will adopt SFAS No. 131 as of the year ending December 31, 1998 and is currently studying its provisions.

NOTE 5. DEBT:

     On March 19, 1998, the Company amended its $7.5 million line of credit increasing the line to $12.5 million and extending the expiration date to March 1999. The line of credit is collateralized by a security interest in the Company's assets. At September 30, 1998, the Company had bank borrowings of $7.4 million and outstanding letters of credit of $1.7 million. At September 30, 1998, the Company was not in compliance with certain conditions of the loan covenants. Subsequently, the Company was able to secure a waiver of covenant defaults from its bank.

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

     A key component of the Company's business strategy is to penetrate the much larger and rapidly growing flatbed market by leveraging off of its award winning software. Historically, the Company has bundled its PaperPort software with its scanner products, which has provided significant product differentiation. In the second quarter of 1997, the Company decided to continue to leverage the merits of its software in an attempt to penetrate the flatbed scanner market. The PaperPort flatbed scanner line was introduced in September 1997. Despite an intensely competitive market, the Company's efforts have been successful. In addition, the Company introduced a new scanner line in the quarter ended September 30, 1998: the PaperPort OneTouch 5300, that features the same button functionality as the 36-bit PaperPort OneTouch but with 300x600 DPI and a lower ASP (Actual Sales Price). Recent PC Data reports indicate the Company holds approximately 10% share of the U.S. flatbed market. There can be no assurance that the Company will be able to increase or maintain its share of the flatbed scanner market.

     In addition, the Company will continue to focus research and development resources on software development. The ease of use and intelligent user interface of the Company's software products have been, and will continue to be, a key differentiator within the scanner and document and image management market.

     The success of the Company will depend on its ability to improve gross margins and generate sales of PaperPort products significantly in excess of sales during recent quarters. These in turn will depend in part on the ability of the Company and its distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of the Company's products. There can be no assurance that the market for the Company's products will develop or that the Company will achieve market acceptance of its products. Despite experiencing a number of quarters of profitability throughout its brief history, the Company has incurred annual net losses since inception. There can be no assurance that the Company will be able to attain consistent quarterly profitability or attain annual profitability in the near future. As of September 30, 1998, the Company had an accumulated deficit of

$78.7 million. Although the Company has experienced revenue growth over the prior year periods, these growth rates may not be sustainable and are not necessarily indicative of future operating results.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of net revenues, certain selected financial data for the three month and nine month periods ended September 30, 1998 and September 30, 1997.

                                VISIONEER, INC.

                            STATEMENTS OF OPERATIONS

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              1998     1997     1998     1997
                                                              -----    -----    -----    -----
Net revenues................................................  100.0%   100.0%   100.0%   100.0%
Cost of revenues............................................   75.0     69.0     74.2     98.1
                                                              -----    -----    -----    -----
  Gross profit..............................................   25.0     31.0     25.8      1.9
                                                              -----    -----    -----    -----
Operating expenses:
  Research and development..................................    5.9      9.0      5.9     18.4
  Selling, general and administrative.......................   22.5     27.1     23.9     47.7
                                                              -----    -----    -----    -----
          Total operating expenses..........................   28.4     36.2     29.7     66.0
                                                              -----    -----    -----    -----
Operating loss..............................................   (3.3)    (5.2)    (3.9)   (64.1)
Interest and other income, net..............................   (0.2)     1.3      0.4      2.2
                                                              -----    -----    -----    -----
Net loss....................................................   (3.6)%   (3.9)%   (3.5)%  (61.9)%
                                                              =====    =====    =====    =====

  Net Revenues

     Total net revenues increased 10% to $19.2 million for the three month period ended September 30, 1998, from $17.5 million for the comparable period in 1997, due primarily to an increase in product revenues, partially offset by a decrease in royalty and development revenues. The increase in product revenues was attributable to significant increases in hardware sales. However, the percentage increase in unit volume exceeded the percentage increase in revenue as prices continued to erode in the increasingly competitive flatbed scanner market. Royalty and development revenues decreased as a result of the reduction in royalty revenues from Hewlett-Packard. The growth in hardware sales was led by the strong demand for the Company's flatbed scanners introduced in September 1997. In addition, the Company introduced a new flatbed scanner in the quarter ended September 30, 1998: the PaperPort OneTouch 5300, that features the same button functionality as the 36-bit PaperPort OneTouch but with 300x600 Dots Per Inch (DPI), which is the expressed optical resolution of the scanner, and a lower ASP (Actual Sales Price). Total net revenues, for the nine month period ended September 30, 1998, increased 57% to $59.5 million from $38.0 million for the comparable period in 1997. This increase is attributed to the strong demand and growth of the flatbed scanner market offset by the decrease in royalty and development revenue from Hewlett-Packard. However, the percentage increase in unit volume exceeded the percentage increase in revenue as prices continued to erode in the increasingly competitive flatbed scanner market. The Company's software sales for the three month period ended September 30, 1998, decreased by 17% to $1.9 million compared to $2.3 million for the comparable period in 1997. The Company's software sales declined in units and dollars due to the following factors; (1) a soft retail market, and (2) the price reduction in the second quarter 1998 of the Company's PaperPort Deluxe software from an ASP (Actual Sales Price) of $79.99 to $49.99. However, for the nine month period ended September 30, 1998, software sales increased 21% to $7.5 million compared to $6.2 million for the comparable period in 1997. This was primarily due to strong first quarter 1998 sales of the Company's PaperPort Deluxe, as well as the introduction of three new software products; ProOCR, ScannerSuite and Visual Explorer. In accordance with the Company's revenue recognition policy, certain revenues have been deferred on new product introductions sold into the reseller and distribution channel until sell through information validates that the product is actually being sold through the respective channels. Overall, average selling prices of scanners and software continued their downward trend in an increasingly competitive market. Due to these competitive pressures, the Company announced a price reduction on October 1, 1998 on its flatbed scanners. This price reduction may have an adverse impact on the Company's quarterly and annual revenues if unit volumes are not correspondingly increased. The Company expects that the price reduction will result in lower gross margins with regard to the Company's hardware products.

     Despite declining average retail prices, net revenues from international sales held essentially flat for the three month and nine month periods ended September 30, 1998 as compared to the same periods in 1997. In order to increase profitability for its international operations, in April 1997, the Company terminated its local sales operations for Europe and the Asia-Pacific regions and began searching for distribution partners who have established sales outlets and local country expertise. This strategy, designed to minimize expenses and maximize profitability for the regions, has not been fully implemented, and it is unlikely that the Company will be able to realize significant increases in the near future, in absolute terms, in revenues from international operations.

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

     As of September 30, 1998, the Company had substantial channel inventory of flatbed scanners. Due to continuing price pressure in the flatbed scanner market, additional price reductions on this inventory could have an adverse impact on the Company's quarterly and annual revenues.

  Cost of Revenues

     Cost of revenues as a percentage of net revenues was 75.0% for the three month period ended September 30, 1998, as compared to 69.0% for the comparable period in 1997. This increase in cost of revenues is attributable to the decrease in product margins due to price pressure in the flatbed scanner market. Cost of revenues as a percentage of total net revenues was 74.2% for the nine month period ended September 30, 1998 compared to 98.1% for the comparable period in 1997. The decrease was a result of significant charges taken in the three month period ended March 31, 1997 for write-offs, increased reserves relating to excess and obsolete inventory, and cancellation of certain purchase commitments relating to grayscale sheetfed scanner products. In addition, the Company anticipates that gross margins will decrease from the 25.0% experienced for the three month period ended September 30, 1998, due to pricing pressure in the flatbed scanner market.

     The computer and peripherals industry has been characterized by ongoing rapid price erosion and resulting pressure on gross margins. The Company expects that, based on historical trends in the computer and peripherals industry and, in particular, based on the Company's recent observations and experiences in the sheetfed and flatbed scanner markets, prices will continue to decline in the future and competitors will offer products which meet or exceed performance and capabilities of the Company's products. The Company intends to introduce new hardware designs, software products and software upgrades, accessory products and new software features, in part, to respond to anticipated competitive price pressures and new product introductions. If prices fall faster than expected by the Company, or if the Company reduces its prices in order to become or remain competitive or for any other reason, the Company may be unable to respond with significant cost reductions, and its gross profit could be materially adversely affected. In addition, the Company's gross profit will depend in part on other factors including the ability of its manufacturing partners to meet their manufacturing commitments, the success of the Company's new product introductions and product transition to new releases, competition, the timing and amount of royalties received under its OEM arrangements, the ability of the Company to accurately forecast the mix and levels of its inventory requirements, and general economic conditions. Fluctuations in gross profit could have a material adverse affect on the Company's financial condition and operating results.

  Research and Development Expenses

     Research and development expense decreased 27.5% to $1.1 million in the three month period ended September 30, 1998 from $1.6 million in the comparable period in 1997. The significant decrease in spending was the result of the Company's implementation of a strategy to focus on software development, and leverage the engineering resources of its manufacturing partners to design future hardware products. Research and development expenses decreased 50.0% to $3.5 million in the nine month period ended September 30, 1998 from $7.0 million in the comparable period in 1997. This decrease further illustrates the Company's strategy to focus on software development. The ease of use and intelligent user interface of the Company's software products have been, and are expected to be, a key differentiator within the scanner and document and image management market. Therefore, the Company expects to continue to make significant investments in research and development over the foreseeable future, although at levels below those experienced in the comparable prior year periods. However, such expenses may fluctuate from quarter to quarter depending on a variety of factors including the status of various development projects. To date, the Company has not capitalized any development costs and does not anticipate capitalizing any such costs in the foreseeable future.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 8.9% to $4.3 million in the three month period ended September 30, 1998 from $4.7 million in the comparable period in 1997. The decrease was primarily attributable to the Company's 20% reduction in headcount in August 1998. In addition, the Company implemented minor reductions in variable sales and marketing expenditures. Although the spending cuts were designed to decrease the Company's on-going operating expenses, there can be no assurance that the spending cuts will not adversely affect future revenue levels, which would have an adverse affect on the Company's financial condition and future operating results. Selling, general and administrative expenses decreased 21.5% to $14.2 million in the nine month period ended September 30, 1998 from $18.1 million in the comparable period in 1997. The decrease in spending is the result of the restructuring plan implemented in May 1997 and the headcount and expense reductions in August 1998. Although the Company has adopted rigid spending controls, selling, general and administrative expenses may fluctuate from quarter to quarter based on a variety of factors, including the timing of the introduction of any new products, expansion of the Company's distribution channels, general advertising related to product introductions, variable channel marketing programs, and a new international sales and marketing strategy.

  Interest and Other Income, Net

     Interest and other income, net, consists primarily of interest earned on cash equivalents and short-term investments offset by interest due on short term debt. Interest and other income, net was ($40,000) for the three month period ended September 30, 1998 compared to $225,000 for the three month period ended September 30, 1997. Interest and other income, net was $237,000 for the nine month period ended September 30, 1998 compared to $839,000 for the comparable period in 1997. The decrease, in both the three and nine month periods ended September 30, 1998, was the result of a decrease in interest income from decreased cash equivalents and short-term investments and the increase in interest expense associated with an increase in short term debt in the respective periods.

  Taxation

     There was no tax provision for the three and nine month periods ended September 30, 1998 and 1997 due to the net losses incurred.

  Liquidity and Capital Resources

     As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $13.0 million and working capital of $8.1 million, as compared to $14.5 million of cash, cash equivalents and short-term investments and $8.4 million of working capital at December 31, 1997.

     The Company used $6.1 million of cash for operating activities in the nine month period ended September 30, 1998. The use of cash was primarily to fund losses and a $3.4 million increase in inventory and a $2.5 million decrease in other liabilities offset by a $2.2 million decrease in accounts receivable. The balance of the activity was attributable to changes in other working capital and non-cash charges.

     Cash provided by investing activities for the nine month period ended September 30, 1998 was $2.6 million, as the Company had a net decrease in short-term investments during the period.

     Cash provided by financing activities for the nine month period ended September 30, 1998 was $4.8 million. The Company increased short-term bank borrowings by $4.6 million to $7.4 million from $2.8 million at December 31, 1997, and an additional $297,000 was raised from the issuance of new Common Stock in connection with the Company's employee stock purchase plan.

     As the Company introduces and ramps up production of its new products in subsequent quarters, its investment in inventory, especially flatbed scanner inventory, and accounts receivable will continue to represent a significant portion of working capital. In order to increase liquidity, in March 1998, the Company renegotiated its $7.5 million line of credit with Silicon Valley Bank and increased it to $12.5 million. At September 30, 1998, the Company was not in compliance with certain conditions of the loan covenants. Subsequently, the Company was able to secure a waiver of covenant defaults from its bank. As of September 30, 1998, the Company's principal sources of liquidity consisted of $13.0 million of cash, cash equivalents and short-term investments. The Company believes that its existing sources of liquidity, including current cash balances and its line of credit, will provide adequate cash to fund its operations for at least the next twelve months. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders and such securities may have rights, preferences, or privileges senior to those of the Common Stock. There can be no assurance that additional equity or debt financing will be available when required or, if available, will be on terms satisfactory to the Company.

YEAR 2000 COMPLIANCE

     The Year 2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000.

     The Company's main operating systems, primarily SAP America, Inc. enterprise software, Novell Network software, Compac hardware, and Windows Office 95 software, are Year 2000 compliant. However, the Company is developing a program designed to bring any remaining software and hardware systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. The program will cover information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems and significant vendors and customers. The Company's Year 2000 program will recognize that date sensitive systems may fail at different points in time depending on their function. Forward looking systems may fail earlier and require corrective actions sooner to allow for reasonable testing.

     The Company is planning to utilize internal personnel, contract programmers and vendors to identify Year 2000 noncompliance problems, modify code and test the modifications. In some cases, non-compliant software and hardware will be replaced.

     The Company rely on third party suppliers for finished goods, raw materials, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. However, the Company's main finished goods supplier uses SAP software, which is Year 2000 compliant, for their manufacturing, inventory, logistics, material management and finance activities. The Company plans on initiating efforts to evaluate the status of suppliers' efforts and to determine alternatives and contingency plan requirements. While approaches to reducing risks of interruption due to supplier failures will vary by business and facility, options include identification of alternate suppliers and accumulation of inventory to assure production capability where feasible or warranted. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

     The Company is also dependent upon customers for sales and cash flow. Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company will, however, take steps to monitor the status of customers as a means of determining risks and alternatives.

     The Company's software and hardware products that are sold to resellers and distributors are Year 2000 compliant. The Company has posted a Year 2000 certification on its website that enables customers and suppliers the ability to download the certification for their records.

     The Company's Year 2000 plan is expected to significantly reduce the level of uncertainty about the potential Year 2000 problem and, in particular about the Year 2000 compliance and readiness of the Company's suppliers, resellers, distributors, and external agents. The Company believes that, with completion of the Year 2000 plan, the possibility of significant interruptions of normal operations should be reduced. However, due to the uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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

     The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards, including the Company's recent introduction of its color 36 bit flatbed scanner products, including the PaperPort OneTouch and PaperPort OneTouch 5300 as well as new software introductions that include Visioneer ProOCR100, PaperPort ScannerSuite, PaperPort Deluxe 5.3 and Visioneer Visual Explorer. The development of new, technologically-advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. In this respect, the Company believes there will be a significant market demand for color sheetfed and flatbed scanner products.

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

     The introduction of major new products and enhancements of existing products, such as PaperPort 3000 and PaperPort 6000, introduced in the third quarter of 1997 and Visioneer ProOCR100 introduced in the first quarter of 1998, as well as the new products introduced in the second and third quarter of 1998, such as PaperPort OneTouch, PaperPort One Touch 5300, PaperPort 6100, PaperPort ScannerSuite, PaperPort Deluxe 5.3, and Visioneer Visual Explorer have had, and will continue to have, a significant impact on the Company's quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, the Company expects that sales volumes of any new product may increase in the first few months following introduction due to the purchase of initial inventory by the Company's distributors and resellers. Thereafter, revenues may decline or stabilize until the end of a product life cycle, at which time revenues are likely to decline significantly.

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

  Dependence on Distributors and Resellers

     To date, the Company has derived a substantial portion of its revenues from sales through its independent distributors and resellers. Although the Company has established several strategic OEM partnerships, the Company expects that sales through its independent distributors and resellers will continue to account for a substantial portion of its revenues in the foreseeable future. Sales to the top five independent distributors and resellers accounted for 54% of the Company's net revenues in the first nine months of 1998. The Company anticipates that its dependence on any one independent distributor or reseller will decrease in the future because of efforts to expand distribution channels. The Company's agreements with distributors and resellers are not exclusive, and each of the Company's distributors and resellers can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's independent distributors and resellers will continue to offer the Company's products or that the Company will be able to recruit additional or replacement distributors or resellers. The loss of one or more of the Company's major distributors or resellers could have a material adverse effect on the Company's business, operating results and financial condition. Many of the Company's distributors and resellers offer competitive products manufactured by third parties.

     There can be no assurance that the Company's distributors or resellers will give priority to the marketing of the Company's products. Any reduction or delay in sales of the Company's products by its distributors and resellers could have a material adverse effect on the Company's business, operating results and financial condition.

  Intensely Competitive Market

     The computer and peripherals industry has been characterized by ongoing rapid price erosion and resulting pressure on gross margins. As an example, the suggested retail price of PaperPort Strobe, when it was introduced in September 1997, was $299, the suggested retail price as of October 1, 1998 is $199 with a $50 end user rebate. The Company expects that, based on historical trends in the computer and peripherals industry and, in particular, on the Company's recent observations and experiences in the paper management systems market, prices will continue to decline in the future and that competitors will offer products which meet or exceed performance and capabilities of the Company's products. The Company intends to introduce new hardware designs, software products, software upgrades, accessory products and software features, to respond to anticipated competitive price pressures and new product introductions. If prices fall faster than expected by the Company, or if the Company reduces its prices in order to become or remain competitive or for any other reason, the Company may be unable to respond with significant cost reductions and its gross margin could be materially adversely affected. In addition, the Company's gross margin will depend in part on other factors outside of the Company's control, including the availability and prices of key components, the success of the Company's product transition, competition, the timing and amount of royalties received under its OEM arrangements and general economic conditions. Fluctuations in gross margin could have a material adverse effect on the Company's financial condition and operating results.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     (1) The Company filed a complaint for damages and injunctive relief against UMAX Technologies, Inc. on September 3, 1998, in the United States District Court, for the Northern District of California, alleging false advertising and unfair business practices in connection with UMAX's advertisements in connection with its Astra 1220 Series Scanners. The potential outcome cannot be determined at this time.

     (2) The Company was named as the defendant in a Complaint filed by Caere Corporation on August 10,1998, in the United States District Court, for the Northern District of California. Caere Corporation alleged that the Company engaged in false and misleading advertising concerning its software product, ProOCR100. The Company plans to defend its position and does not anticipate the outcome to have a material adverse effect upon the Company.

     (3) The Company was named as a defendant as part of the Digital Imaging Group, in a Complaint filed by Flashpix, Incorporated on July 16,1998, in the United States District Court, for the Eastern District of Louisiana, alleging among other things, trademark infringement, unfair competition, unfair trade practices, and dilution of trademark. Visioneer plans to defend its position as part of the Digital Imaging Group and does not anticipate the outcome to have a material adverse effect upon the Company.

     (4) The Company was named as the defendant in a complaint filed by Storm Technology, Inc. on June 2, 1998, in the United States District Court, for the Northern District of California, alleging patent infringement of specified scanner technology. Subsequently, the parties settled the matter and executed an updated Patent Cross License Agreement.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------
     27.1     Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on November 11, 1998.

                                          VISIONEER, INC.

                                          By:    /s/ RICHARD M. BRENNER

                                            ------------------------------------
                                                     Richard M. Brenner
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 27.1      Financial Data Schedule