Form 10-K
period 1999-01-03
SCANSOFT INC
filed 1999-04-05
CIK 1002517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED JANUARY 3, 1999        COMMISSION FILE NUMBER 0-27038


                                 SCANSOFT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                                  94-3156479
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                 Identification Number)


                               9 CENTENNIAL DRIVE
                          PEABODY, MASSACHUSETTS 01960
                                 (978) 977-2000
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $0.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $23,752,027 as of March 26, 1999, based on $1.625 per share, the last reported sales price on the Nasdaq National Market for such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of March 26, 1999 was 26,355,780.

===============================================================================

                                 SCANSOFT, INC.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I.........................................................................1

     ITEM 1.  Business.........................................................1

     ITEM 2.  Properties......................................................17

     ITEM 3.  Legal Proceedings...............................................17

     ITEM 4.  Submission of Matters to a Vote of Security Holders.............17


PART II.......................................................................18

     ITEM 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters.............................................18

     ITEM 6.  Selected Financial Data.........................................19

     ITEM 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................20

     ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.....31

     ITEM 8.  Financial Statements and Supplementary Data.....................32

     ITEM 9.  Changes in and Disagreements with Accounts on Accounting and Financial Disclosure........................................51


PART III......................................................................52

     ITEM 10.  Directors and Executive Officers of the Registrant.............52

     ITEM 11.  Executive Compensation.........................................54

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.59

     ITEM 13.  Certain Relationships and Related Transactions.................60


PART IV.......................................................................63

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K....................................................63

                                     PART I

         WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "INTENDS," "BELIEVES," "PROJECTS," "PLANS," "ANTICIPATES," "ESTIMATES," AND SIMILAR WORDS AND EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS, WHICH INCLUDE STATEMENTS AS TO THE TIMING OF PRODUCT RELEASES, THE PERFORMANCE AND UTILITY OF THE COMPANY'S PRODUCTS AND EARNINGS AND PROFITABILITY, ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISKS DISCUSSED BELOW AND UNDER ITEM 7--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND OTHER RISKS DETAILED FROM TIME TO TIME IN OUR PERIODIC REPORTS AND OTHER INFORMATION FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISION TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

ITEM 1.  BUSINESS

GENERAL

         On January 6, 1999, we sold our hardware business to a newly formed subsidiary of Primax Electronics, Ltd. for approximately $7 million. On March 2, 1999, Visioneer acquired ScanSoft, Inc., an indirect wholly owned subsidiary of Xerox Corporation, in a cash election merger. The corporate entity "Visioneer" survived the merger, but changed its name to "ScanSoft, Inc." In addition, we changed the ticker symbol for our common stock, that trades on the Nasdaq, to "SSFT." In this Report, the "Company," the "Registrant," "ScanSoft," "We," "Our" and "Visioneer" refer to the surviving company unless the context otherwise requires.

         Under our agreement with Primax, Primax's subsidiary acquired our hardware business, including all of our hardware assets, liabilities and related intellectual property, and the name "Visioneer," and assumed our Fremont, California lease. In addition, we entered into a multi-year licensing agreement with Primax's subsidiary (now called Visioneer) to bundle PaperPort software products with the Visioneer line of hardware imaging products.

         Pursuant to the terms of the agreement with Xerox, we acquired ScanSoft for approximately 6.8 million shares of common stock, a warrant to purchase up to an additional 1.7 million shares of common stock exercisable upon certain events, approximately 3.6 million shares of non-voting Series B Preferred Stock and the assumption of 1.7 million ScanSoft stock options. In connection with the merger, approximately 5.1 million shares of our outstanding stock, which shares are now owned by Xerox, were cashed out at $2.06 per share with consideration from Xerox. Additionally, approximately 330,000 shares were cashed out at $2.06 per share with consideration from the Company. Xerox owns approximately 45% of the outstanding shares of our common stock and has two designees on the Board, including Paul A. Ricci, the new Chairman of the Board.

PRODUCTS

         Our PaperPort products provide an integrated hardware and software solution at the desktop through compact sheetfed scanners and larger flatbed scanners. Our PaperPort sheetfed scanners and PaperPort flatbed scanners and their associated intellectual property were sold as part of the sale of our hardware business to Primax in January 1999. After the merger with ScanSoft in March 1999, we acquired additional software products based on patented optical character recognition ("OCR") and image processing technologies. The Software products acquired in the merger with ScanSoft include TextBridge Pro, Pagis Pro, ProOCR 100 and ScanWorks.

         We provide digital imaging software products for retail, OEM and corporate markets. Our products capture and convert paper documents and photos into digital documents and images and enhance a user's ability to organize and share digital documents and images in the office, at home and on the Internet. Our products are based on patented optical character recognition ("OCR") and image processing technologies, designed to address the needs of a broad group of users ranging from consumers and small office to medium sized businesses and large corporations.

         Our software products include OCR, personal document management and software suites that offer various combinations of these products and often third party offerings. We believe that our ability to achieve broad market acceptance of our products will depend on several factors, including, but not limited to, ease-of-use, OCR accuracy, speed, and overall functionality. In addition, the ability of our software to integrate with desktop operating systems, word processing applications, email software, fax applications, image editing products and Internet publishing tools will affect our ability to achieve market acceptance for our products. In that regard, our strategy is to maintain and enhance our technological position by investing in OCR and image processing technology and strategic business and technology partnerships with other leading companies.

         We also provide software in two other emerging markets: enterprise imaging and Internet imaging software. The enterprise imaging software market includes high-end OCR products and software targeted at the emerging network scanning market. The network scanning and multifunction market includes devices from Xerox, Canon, Ricoh, and Hewlett Packard. Several network multifunction devices offer scanning options that use client software to convert, edit, organize and distribute digital documents via fax, email and the Internet. Currently, we bundle client software with Xerox network multifunction devices.

         The Internet imaging software market includes products that make it easier to publish and share paper documents and photos via the Internet. Currently, our products allow users to capture and convert paper-based documents to Joint Photographic Experts Group ("JPEG"), Hypertext Mark-up Language ("HTML") and Portable Document Files ("PDF") files and share photos and documents via email or as part of an Internet site.

         During 1998, we provided an integrated hardware and software solution at the desktop through compact sheetfed scanners and larger flatbed scanners. PaperPort's high-performance scanners intelligently automated the paper input process by performing multiple operating functions without user intervention and provided advantages in scanning speed, image quality and image orientation. Since we sold our hardware assets, liabilities and intellectual property to Primax on January 6, 1999, our products have been entirely focused on software as described above.

PRODUCT DESCRIPTION

         The following is a description of our PaperPort Deluxe, PaperPort Scanner Suite and Visual Explorer software products, as well as the TextBridge Pro, Pagis Pro, ProOCR 100 and ScanWorks software products which were acquired in the merger with ScanSoft in March 1999.

         PRODUCTS FOR BUSINESSES AND PROFESSIONAL USERS

         PAPERPORT DELUXE -- PaperPort Deluxe is paper management software designed for small office and home office users. It turns a scanner or multi-function-peripheral into a versatile solution for filing, copying, finding and sharing paper and photographs. PaperPort Deluxe provides a visual desktop with thumbnail file representations that allow users to quickly browse and locate images, Web pages and electronic files. Other key features include SimpleSearch, which enables users to find scanned images, electronic documents and Web pages by searching file names, content or keywords, and ScanDirect, which enables direct scanning into linked applications. PaperPort Deluxe is compatible with the Windows 95, Windows 98 and Windows NT 4.0 operating systems.

         PAPERPORT SCANNER SUITE -- PaperPort Scanner Suite combines all the features of PaperPort Deluxe and TextBridge Pro to provide a easy way scan, organize, edit and share paper documents, photos, Web pages and electronic files. PaperPort Scanner Suite is compatible with the Windows 95, Windows 98 and Windows NT 4.0 operating systems.

         TEXTBRIDGE PRO -- TextBridge Pro is a very accurate and versatile OCR software that allows users to easily edit paper documents, turn price lists into spreadsheets, or brochures into Web pages. TextBridge Pro combines

OCR with page layout comprehension to recreate electronic files that are similar to the paper originals in terms of page layout, font characteristics and graphics. For flexibility, TextBridge Pro provides text, table and picture zoning tools that allow users to choose what sections of a document they want to recognize. In addition, TextBridge Pro offers built-in post-recognition editing, which enables users to conveniently proofread converted documents against the original scanned image. TextBridge Pro is a Windows 95, Windows 98 and Windows NT compliant application. There are also versions available for Windows 3.x and Macintosh System 8.x. TextBridge Pro supports recognition for twelve languages and is localized for European distribution.

         PAGIS PRO -- Pagis Pro is a comprehensive scanning suite that combines the Pagis digital imaging desktop with TextBridge Pro and MGI PhotoSuite to transform an office personal computer into a paper-to-digital solution for electronically filing, copying, editing and sharing documents and photos. Pagis Pro intelligently scans color documents and photos and creates color images that are easy to view, share, and print. Its folders provide visual image thumbnails to quickly browse and locate scanned images, and Pagis Pro provides powerful full-text and keyword indexing to help users retrieve document images, photos and electronic files. Using the Extended Image File Format ("XIFF"), Pagis Pro can store and send high-quality color document image files that are a fraction of the size of images saved in a standard image file format, such as Tagged Image File Format ("TIFF"). An image viewer provides image editing, selection and annotation tools. These tools help users enhance an image, select a portion of the image they want to work with, and add highlights or notes to an image. TextBridge Pro is integrated into the Pagis desktop, so users can easily convert paper documents and bring the recognized pages into a word processor or spreadsheet. For photo editing and photo projects, Pagis Pro integrates a third party photo editor. Pagis Pro is compatible with Windows 95, Windows 98 and Windows NT 4.0 operating systems.

         PRODUCTS FOR CONSUMERS

         VISUAL EXPLORER -- Visual Explorer enables users to visually manage all their electronic files and Web pages. Visual thumbnails of documents and Web pages enable users to quickly identify their files. In addition, the software includes SimpleSearch, which enables users to find documents and Web pages by searching file names, URLs, content or keywords. A MiniViewer allows users to easily open and view any email attachments (documents) sent to them. Visual Explorer is compatible with the Windows 95 and Windows 98 operating systems.

         PROOCR 100 -- ProOCR100 is OCR software that is designed for simplicity and ease-of-use. Users can simply click on the Auto-OCR button to automatically walk through the text recognition process. Designed to handle real documents, ProOCR100 can recognize pages with degraded text (like faxes and photocopies) and complex documents with multiple columns and tables. ProOCR100 is compatible with the Windows 95, Windows 98 and Windows NT 4.0 operating systems.

         SCANWORKS -- ScanWorks combines the Pagis digital imaging desktop with MGI PhotoSuite to provide an easy to use, consumer oriented scanning software suite that enables users to edit and share photos, keep track of important documents and conveniently make color copies at home. ScanWorks intelligently scans color photos and documents and creates color images that are easy to view, share, and print. ScanWorks folders provide visual image thumbnails to quickly browse and locate scanned images, and ScanWorks provides powerful full-text and keyword indexing to help users retrieve document images, photos and electronic files. Using the XIFF file format, ScanWorks can store and send high-quality color document image files that are a fraction of the size of image files saved in an uncompressed image format. ScanWorks also has a image viewer with image editing, selection, and annotation tools. For more advanced image editing and photo projects, ScanWorks integrates a third party photo editor. ScanWorks is compatible with the Windows 95, Windows 98 and Windows NT 4.0 operating systems.

         OEM PRODUCTS

         We bundle various versions of Pagis, PaperPort, Visual Explorer and TextBridge with leading scanner, multifunction device and storage device manufacturers and leading independent software vendors. OEM customers often require us to integrate products with other applications or customize existing products to meet specific requirements. Therefore, we offer OEM customers both packaged products to bundle and a software developer's toolkit to facilitate the integration of OCR functionality with other applications.

PRODUCTS SOLD TO PRIMAX

         Our sheetfed and flatbed scanners and their associated intellectual property were sold to Primax Electronics, Ltd. on January 6, 1999. These products are described below:

         PAPERPORT SHEETFED SCANNERS -- The PaperPort sheetfed scanners are integrated hardware and software solutions for paper input and digitized document and image management that are easy to use, fast and cost-effective. The PaperPort Vx and mx grayscale scanners are small in size (12" x 2.5" x 3.75") and are designed to operate on the desktop between the keyboard and monitor. The PaperPort Vx is compatible with Macintosh personal computers, while the PaperPort mx is compatible with Windows 3.1, Windows 95, Windows 98 and Windows NT. The PaperPort ix, a scanning keyboard, is a grayscale scanner fully integrated into a keyboard and is compatible with the aforementioned Windows releases. The PaperPort Strobe is a color scanner that was smaller (11" x 2.5" x 2") and faster than our grayscale predecessors. It is available in both Macintosh and Windows versions, Windows 3.1, Windows 95 and Windows 98. The Windows versions are also available in either a parallel or serial interface, and the Macintosh version incorporates a SCSI interface. PaperPort sheetfed scanners are designed to handle multiple sizes, shapes and textures of paper, including business cards, newspaper articles, business memos, receipts and photographs, and a broad range of paper types. In 1998, we recognized the end of life of our grayscale sheetfed scanners and produced only the color PaperPort Strobe. This scanner features 24-bit, 600 dpi color images, offering high quality and high-resolution.

         PAPERPORT FLATBED SCANNERS -- Our product line included three distinct groups of flatbed scanners. The first group, the 30-bit line, scans 30-bit color images in either 300 x 600 dpi optical resolution or 600 x 1200 dpi optical resolution. In addition, we sold the 3100USB, a scanner with the above characteristics that utilizes the Universal Serial Bus (USB) port on newer personal computers that run Windows 98. The second group, the 36-bit line, scans 36-bit color images in 600 x 1200 dpi. The third group, the OneTouch line, scans 36-bit color images in either 300 x 600 dpi optical resolution or 600 x 1200 dpi optical resolution with the press of a single button. This scanner features five-button functionality that was automatically linked with the software. All three groups of scanners are compatible with Windows 95 and Windows 98 and featured a pass-through parallel port design, as well as USB compatibility for the 3100USB, that allows them to easily connect to a Windows PC. In addition to the base version of our document management and image editing software, these flatbed scanners were bundled with Visioneer's Web Publishing Kit, a collection of Internet tools and utilities, which simplify the creation of Web sites.

NEW PRODUCTS

         We intend to design and develop products to extend the life and usability of our products for our installed base through the development of software upgrades and add-on accessory products. We also intend to offer these upgrades to our OEM partners. We also plan to incorporate new software features into our software, and to expand our software product lines in 1999 through the development of alternative form factors comprising enhanced imaging capabilities, and other features and functionality. We believe that the development of these and other products and features is essential to our success. Accordingly, we will continue to make significant investments in the research and development of new products. Such expenses may fluctuate from quarter to quarter depending on a wide range of factors, including the status of various development projects.

ENABLING TECHNOLOGY

         We have devoted substantial resources to develop software technologies to create comprehensive, easy-to-use, and versatile products for users of image capture devices, such as scanners, multifunction peripherals and digital cameras.

         Our software is developed using OCR and image processing technologies, Application Programming Interfaces (APIs), object-oriented development tools, and modern graphical user interface designs. In addition, our products employ commercial text retrieval database systems, electronic document format conversion toolkits, and standard scanner device interfaces.

         API -- Our TextBridge and PerfectScan APIs are the foundation for products in both the TextBridge product-line and Pagis product-line. These APIs provide an interface to the OCR and image processing technologies and provide image text conversion, image processing and cleanup, scanner and digital camera control, image file format read and write with image compression, and image printing.

         For PaperPort and Visual Explorer products, software applications on the hard drive are recognized, and linking icons to applications supported by the PaperPort API are placed on the PaperPort or Visual Explorer desktop. In addition, "AutoLaunch" technology allows users to launch input with digitized documents directly into third-party software applications and peripherals already installed on the user's personal computer. The PaperPort software locates these paper-enabled third-party software applications and peripherals and builds drag and drop buttons for one-button distribution of these digitized documents. Using the PaperPort API, developers can create PaperPort links to expedite the intelligent transfer of documents between the PaperPort software and their applications. These functions allow developers to automate certain tasks such as user interface management, file conversion, software initialization, object control and OCR.

         OCR -- Our OCR technology provides image-to-text document conversion. This technology provides high quality character recognition accuracy with page layout retention, including the ability to reconstruct headers, footers, columns, paragraphs, embedded images, captions, inverted text and character font attributes. Additionally, the OCR engine provides document export directly to Rich Text Format ("RTF"), PDF, HTML and ASCII text, and many other industry standard electronic document formats via third-party conversion technology. The OCR engine employs a number of technologies to improve document recognition accuracy. These technologies are described below:

         CHARACTER/WORD ACCURACY -- Character accuracy refers specifically to correctly identifying the actual characters in a page image. Traditional OCR contains basic capabilities for identifying the shapes of the characters through pattern recognition techniques. The TextBridge OCR engine employs a variety of different recognition "experts," which work cooperatively in the OCR process.

         SEGMENTATION -- Segmentation is the process of differentiating between the text and picture components of a given page image. The segmentation in TextBridge performs that function as well as identifies the appropriate lexicographical ordering of the regions of text on the page, so that the final output will appear in correct read order.

         OUTPUT FORMATTING -- TextBridge's formatting capabilities make it possible to reconstruct most compound document formats, including multiple columns, cell tables, pictures, captions, headers and footers, thereby saving the end-user reformatting time and effort. The most recent additions to TextBridge's reformatting abilities include reverse video (white-black) text output and insets.

         IMAGE PROCESSING -- Our image processing technology provides capture, enhancement and compression techniques. The heart of the image processing core engine is page segmentation capabilities which provide the ability to decompose a page image into its components, including text, pictures, background tints, and text color. The image processing core engine also provides efficient page enhancement technologies such as auto-crop, auto-straighten, automatic picture enhancement, high-speed rendering, line removal, speck removal, tint removal and forms field detection.

         Our advanced image compression technologies employ wavelet, JPEG, symbol-based and Huffman compression techniques to facilitate the process of capturing high-quality compound color documents and store them in the compact XIFF image format. XIFF images are a fraction of the size of images saved in a standard image file format, such as TIFF. Moreover, the text is clean and suitable for OCR, faxing or printing.

MARKETING, SALES AND DISTRIBUTION

         The primary market for our products is comprised of computer users who required access to both paper and electronic information. The SOHO (Small Office, Home Office) market, which represented a significant majority of our branded business, has been targeted by us because mobile and home-based professionals require office-like productivity without access to copiers, fax machines and scanners. This market, within the last 18 months, has been increasingly attracted to scanners offering color imaging capability. With the advent of color sheetfed and flatbed scanners, the grayscale sheetfed scanner market continued its decline in 1998.

         In 1998 we derived substantially all of our branded revenues from sales through our independent distributors, retailers and resellers. Although we have established strategic software OEM partnerships, we expect that sales through our independent distributors and resellers will continue to account for a substantial portion of our revenues for the foreseeable future. Our top four retail customers for 1998 were Sam's Club (owned by "Wal-Mart"), Office Depot, Inc., Best Buy Company, Inc. and CompUSA, Inc. for distribution of our products in North America. Sales to these top four independent distributors and resellers accounted for 46% of our total net revenues in 1998 in the aggregate, or 18%, 12%, 9% and 7%, respectively, as compared to 38% of our total revenues in 1997. With the transition to a software only business, we expect to derive the majority of our revenue through our independent distributors, including Ingram Micro, Tech Data and Merisel. These distributors in turn sell to computer superstores, such as Comp USA and Fry's Electronics; consumer electronic stores, such as Best Buy and Circuit City; mail order houses, such as PC Connection and MicroWarehouse; and office superstores, such as Office Max, Office Depot and Staples. Our agreements with our distributors and resellers are not exclusive, and each of our distributors and resellers can cease marketing our products with limited notice and with little or no penalty. There can be no assurance that our independent distributors and resellers will continue to offer our products or that we will be able to recruit additional or replacement distributors. The loss of one or more of our major distributors or resellers would have a material adverse effect on our business, operating results and financial condition. Many of our distributors and resellers offer competitive products. There can be no assurance that our distributors and resellers will give priority to the marketing of our products as compared to competitor's products. Any reduction or delay in sales of our products by our distributors and resellers would have a material adverse effect on our business, operating results and financial condition.

         We grant our distributors and resellers price protection and certain rights of return with respect to products purchased by them. In addition, we offered various end-user rebate programs for our products. We accrue for expected returns, anticipated price reductions, and anticipated rebate redemption in amounts that the Company believes are reasonable. However, there can be no assurance that these accruals will be sufficient or that any future returns, price protection charges, or rebate redemption will not have a material adverse effect on our business and operating results, especially in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of our products and the difficulty in predicting future sales increase, the risk of new product introductions, price reductions by our competitors, or other factors affecting the paper input market could result in significant product returns. In addition, there can be no assurance that new product introductions by competitors or other market factors will not require us to reduce prices in a manner or at a time or rate which gives rise to significant price protection charges and which would have a material adverse effect on our operating results. Any product returns, price protection charges, or rebate redemption in excess of recorded allowances would have a material adverse effect on our business, operating results and financial condition.

         Net revenues from resellers and distributors outside North America represented approximately 7% of net revenues in 1998 as compared to 10% in 1997. Prior to the acquisition of ScanSoft, we had limited experience in developing international versions of our products and marketing, distributing, servicing and supporting such products. However, ScanSoft derived 19% of its revenues in 1998 from international sales and has a subsidiary in the United Kingdom. We expect our combined revenues from international sales to account for approximately 13% of revenues in 1999.

         Domestically, full-featured software product customers who register with us currently receive limited hotline technical support and product information at no cost. Additional technical support services are available on a "fee for support" basis. We currently offer several technical support options to customers of packaged products. These include telephone, fax or email support by a customer support representative or self help by accessing our technical information bulletins or frequently asked questions on the Internet. Outside of the U.S., full-featured software product customers receive technical support from a third party company on both a fee and non-fee basis.

OEM RELATIONSHIPS

         Prior to the merger with ScanSoft, we had software OEM agreements with several companies including Western Digital Corporation, Brother Industries, Ltd., Minolta Co. Ltd., Omron Software Company, Ltd., Agfa-Gevaert N.V. and Epson America, Inc. These OEM agreements remained with us after the merger.

         ScanSoft, as an indirect wholly owned subsidiary of Xerox Corporation, had software OEM agreements with several companies including: Mustek Systems, Inc., Microtek International, Inc., Seiko-Epson Corporation, Canon Computer Systems, Inc., IBM, Plustek USA, Inc., Primax Electronics, Inc., Avision Labs, Inc., Compaq Computer Corporation, Acer Peripherals, Inc. and Symantec Corporation. Additionally, ScanSoft also entered into multiple non-exclusive agreements with Xerox Corporation (a significant stockholder) in which ScanSoft agreed to license Xerox the royalty-bearing right to copy and distribute certain versions of Pagis and TextBridge software programs with Xerox's multi-function peripherals.

         We are pursuing and may enter into additional OEM agreements to distribute our software products. However, there are certain risks associated with such relationships, including whether sufficient priority will be given by such OEM partners to market our products and whether such OEM partners will continue to offer our products. Such risks have been experienced by us in regards to our agreements with Hewlett-Packard and Compaq. The loss of any OEM partnership or our inability to enter into additional OEM partnerships could have a material adverse effect on our business, operating results and financial condition. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

RESEARCH AND DEVELOPMENT

         Our research and development team, after the merger on March 2, 1999, is located at our headquarters in Peabody, Massachusetts. As of December 31, 1998, we employed 21 full-time and 4 contract software design and quality assurance engineers, technicians and support staff in Fremont, California. The primary activities of these employees during 1998 were the design and development of the sheetfed and flatbed scanner lines, the development of the PaperPort flatbed line of products, the development of a new release of PaperPort Deluxe Software, the development of other new software products (ProOCR 100, Visual Explorer, Scanner Suite and ScannerWorks), enhancements of existing products, product testing, and technical documentation development.

         In 1998, the research and development team in Fremont, California was restructured into a smaller group. Our strategy was to concentrate our efforts on software development, and leverage the hardware and mechanical engineering capabilities of our manufacturing partners to design and build our future hardware products. The 30 bit, 36-bit, and One Touch flatbed scanners, introduced in 1998, were designed in cooperation with our manufacturing partners, Avision, Inc and Primax Electronic, Ltd. However, all flatbed and sheetfed scanners and their associated intellectual property were part of the sale of hardware assets, liabilities and intellectual property sold to Primax Electronics, Ltd. on January 6, 1999.

         Since the completion of the merger, we are consolidating the research and development organization to the new corporate headquarters. We expect to complete the transition by the end of June 1999.

         Our growth and future financial performance will depend in part upon our ability to enhance existing applications, and develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, respond to competitive products and achieve market acceptance. As a result, we expect that we will continue to commit substantial resources to product research and development in the future.

MANUFACTURING

         In the past, we contracted nearly all materials procurement, manufacturing, assembly, testing and quality assurance to third party manufacturers. Purchase orders were placed on our manufacturing partners for final assemblies or subassemblies, which in turn were delivered to other manufacturing partners who perform final assembly, pack-out and shipment to our customers. This outsourcing strategy allowed us to leverage off of the manufacturing and engineering expertise and economies of scale of our manufacturing partners, while allowing our manufacturing and operations team to concentrate on value added activities, such as vendor management, product price negotiations and cost reduction efforts. However, all flatbed and sheetfed scanners and their associated intellectual property were part of the sale of our hardware business in January 1999.

         We had six significant independent manufacturing partners in 1998. Primax Electronics, Ltd., Orient SemiConductor Ltd, Flextronics International Marketing (L) Ltd., NMB Technologies, Inc., Avision, Inc. and DisCopyLabs. Flextronics manufactured our standalone grayscale product lines, the PaperPort Vx for Macintosh, and the PaperPort mx for Windows. NMB manufactured our scanning keyboard product, the PaperPort ix, and our color sheetfed scanners, the PaperPort Strobe. On January 19, 1998, we notified NMB that we wished to terminate the manufacturing agreement for the PaperPort Strobe, based on NMB's inability to comply with certain cost reduction stipulations as specified. As of March 16, 1998, we had qualified two manufacturers for the PaperPort Strobe products, Orient SemiConductors, Ltd. and Flextronics.

         In 1999, following the sale of our hardware business to Primax, we have reduced our key supplier list to one supplier on the west coast, DCL and one supplier on the east coast, Omnet Technology Corporation, for our software products.

         Unforeseen factors with our suppliers may result in production delays. Any performance problems or production delays could have a material adverse effect on our business, operating results and financial condition. In addition, there can be no assurance that current or future manufacturing partners will be able to meet our requirements for manufactured products. Any inability to increase manufacturing capacity as required could have a material adverse effect on our business, operating results and financial condition. In addition, the current purchase order arrangements with our manufacturing partners would allow them to terminate the arrangements by not accepting our purchase orders. The unanticipated loss of any of our manufacturing partners could cause delays in our ability to ship orders while the Company identifies a replacement manufacturer. Such an event would have a material adverse effect on our business, operating results and financial condition. In addition, we are continually exploring alternative manufacturing sources, including potential sources for new products. However, there can be no assurance that such alternative sources can be successfully developed.

         Our manufacturing policies were designed to reduce our investment in inventories, yet still respond to rapid changes in customer demand, but may in certain instances result in excess or insufficient inventory, or inappropriate mix of component inventory, if orders do not match forecasts. To the extent we have excess inventories, we may experience inventory write-downs or may have to lower prices of our products which would result in substantial price protection charges and a negative impact on gross margins. To the extent we have insufficient inventory, we may be materially adversely impacted by the loss of one or more of our distribution and reseller relationships and the inability to obtain market acceptance of our products.

COMPETITION

         The digital imaging market is highly competitive. It is subject to rapid change along with frequent new product introductions and enhancements, as well as constant pressure to reduce prices. We believe that the principal competitive factors in this market include OCR accuracy, ease of understanding and use, product reliability, tolerance for poor media, product features and functions, price/performance characteristics, brand recognition, and quality of product support. Our competition within the digital imaging software market ranges from large corporations to small independent software vendors. We also expect to encounter continued competition, both from established companies and from new companies that are now developing, or may develop, competing products.

         The TextBridge family of OCR products face competition in two markets: the market for packaged OCR application programs and OEM bundled OCR products. Several companies offer packaged OCR application programs through the channel, including companies such as Caere Corporation and Adobe Corporation and several small independent software vendors. We face significant price pressure in the retail channel. In the OEM market in which companies "bundle" the OCR technology with related hardware products, such as scanners or multifunction peripherals, or incorporate OCR technology into third party application software products, competitors include

Caere Corporation and several small independent software vendors. We have experienced significant price competition in the OEM market and expect this to continue. In addition, the "bundled" OCR products themselves present competition to our fully featured shrinkwrap products.

         The Pagis and PaperPort family of products compete with various products in the digital imaging software marketplace. In the personal document management segment there are several competitors, including DocuMagix, Inc. (a division of JetFax Corporation), Caere Corporation, Newsoft (a subsidiary of UMAX Corporation), and Eastman Software (a subsidiary of Kodak Corporation). With decreasing prices driving affordable scanning solutions into the mainstream, we expect to face increasing competition in this product category from a variety of software developers.

         In the scanning software suite segment, our products include various combinations of the products mentioned above and often include photo-editing capabilities. Competitors include Adobe Corporation. Caere Corporation has also announced plans to enter this market segment. Microsoft and MGI Software offer photo-editing products and could offer products in this market segment in the future.

         We expect that some consolidation in the digital imaging software industry will occur over the next few years through strategic acquisitions or alliances, and we expect increased competition from new entrants, including the possibility that Microsoft will add digital imaging components to its Windows operating system. In addition, according to PC Data, Inc., the average retail price of scanners dropped by 47% for the nine months ending September 30, 1998, as compared to the same period in 1997. Based on this historical trend, we expect that scanner prices will continue to decline in the future. We believe that the downward price trend of scanners may reduce prices for digital imaging software products. These changes in the market could result in price erosion, reduced gross margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

         There can be no assurance that we will be able to compete successfully against current and future competitors, especially those with greater financial, marketing, recruiting, technical and other resources, or that competitive pressures will not materially adversely affect our business, operating results and financial condition.

PROPRIETARY TECHNOLOGY

         We rely on certain technology which we license from third parties, including software which is integrated with internally developed software and used in our products to perform key functions and software which is bundled with our software to provide additional functionality. There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms or at all. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments until equivalent technology is identified, licensed and integrated or bundled. Any such delays or reductions in product shipments would materially adversely affect our business, operating results and financial condition.

         We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. To license our products, we primarily rely on "shrink wrap" licenses that are not signed by the end-user customer and, therefore, may not be enforceable under the laws of certain jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. There can be no assurance that we will be able to protect our technology, or that our competitors will not independently develop technologies that are substantially equivalent or superior our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

         We currently have two pending U.S. patent applications and one pending Canadian patent application. As a result of the merger, we have entered into a license agreement with Xerox that includes limited licenses and the assignment of certain patents and trademarks. In addition, we have filed counterpart applications in several European countries, Canada, Japan and Australia. We may file additional U.S. and foreign patent applications in the future. On January 6, 1999 we sold all assets, liabilities and intellectual property associated with our hardware business. There can be no assurance that patents will issue from any application filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect our technology. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work.

EMPLOYEES

         As of December 31, 1998, we had a total of 54 full-time salaried employees, 21 of which were in research and development, 19 of which were in sales, marketing, and customer support, 4 of which were in operations and 10 of which were in administration and finance. Prior to our merger with ScanSoft, we implemented a restructuring plan to reduce operating expenses. This restructuring plan included a decrease of approximately 20% of total employee and consultant headcount.

         Following the sale of our hardware business to Primax and upon the completion of the merger with ScanSoft, we had a total of 138 full time employees, all of whom are based in the United States and the United Kingdom. Of the total, 46 are engaged in sales, marketing and support, 67 in research and development, 20 in administration, MIS and finance and six in operations and manufacturing. Following the consolidation of research and development on the east coast, the research and development staff will be reduced to 58 people. Our future performance depends in significant part on the continued service of our key technical and senior management personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

FACTORS AFFECTING RESULTS

         DIFFICULTIES OF INTEGRATING TWO COMPANIES. The anticipated benefits merging with ScanSoft will depend in part on whether we can integrate our operations and products in an efficient and effective manner. We cannot guarantee that this will occur. Successful integration will require integration of each company's products and coordination of each company's operating procedures, financial controls, development efforts and sales and marketing efforts. This integration may be difficult to accomplish smoothly or successfully, and may take longer than we expect. If serious difficulties are encountered during integration, management will have to divert its attention from normal business operations to address these issues, which could have an adverse effect on the surviving corporation's business. In addition, the merger may cause potential customers to cancel or delay orders as the result of uncertainty over the successful integration of the two companies. Furthermore, there could be an adverse effect on employee morale and on the ability of the surviving corporation to retain key personnel. Failure to effectively accomplish the integration of the two companies' operations could have a material adverse effect on the surviving corporation's business, operating results and financial condition.

         SUBSTANTIAL EXPENSES RESULTING FROM THE MERGER. We expect to incur certain costs in connection with the integration of Visioneer and ScanSoft's operations. Such costs cannot now be reasonably estimated, because they depend on future decisions to be made by our management, but they could be material. Such costs could relate to the elimination of duplicate facilities and operations, integration of internal and customer-related activities, and cancellation and/or overlap of contractual obligations. These costs and expenses will affect results of operations in the first quarter of 1999, the quarter in which the merger is consummated.

         FAILURE TO ACHIEVE SYNERGIES COULD LEAD TO DECLINE IN STOCK PRICE. The market price of our common stock may decline significantly if:

         o   the integration of the combined companies is not successful;

         o we do not experience business synergies as quickly or to the extent expected by financial analysts; or

         o the effect of the merger on earnings per share and operating results is not in line with the expectations of financial analysts.

         DEPENDENCE ON DEVELOPING MARKET; RAPID TECHNOLOGICAL CHANGE. The market for digital imaging software and, in particular, for our products, is new and rapidly evolving. It is dependent on market demand for color sheetfed and flatbed scanners, as well as for other paper input systems. It is characterized by transforming technology and frequent new product introductions. Developing new products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Our PaperPort, Pagis and TextBridge software products account for most of our revenues. We expect that these products will continue to account for most of our revenues for the foreseeable future. Broad market acceptance of these products is therefore critical to our future success and will depend in part on the following:

         o Our ability and that of our distributors and other industry suppliers to convince end users to adopt paper input systems and digital imaging software for the desktop.

         o Our ability to educate end users about the benefits of digital imaging products generally and the specific benefits of our products.

         o Our ability to adapt to emerging industry standards and respond to our competitors' product announcements.

         o Our ability to develop, introduce, upgrade and support competitive, new products and product enhancements that meet changing customer requirements and emerging industry standards.

         o Our ability to maintain current market share for our products and increase brand-name recognition.

         If we are not successful in meeting the goals listed above, we may not be able to gain broad market acceptance for our products. Further, a decline in demand for digital imaging products generally, or for PaperPort, Pagis or TextBridge products, in particular, could occur as a result of competitive technological change or other factors and would have a material adverse effect on our business, operating results and financial condition.

         DIFFICULTIES ASSOCIATED WITH TIMING OF NEW PRODUCT INTRODUCTION. The digital imaging software market is characterized by rapid technological change, evolving customer needs, frequent new product introductions and evolving industry standards. Rapid product advancements could erode the market position of our products or render those products obsolete. Our success depends on how well we are able to manage the transition to new products and new versions of existing products. The life cycles of our products are difficult to estimate. Further, it is not unusual in personal computer software life cycles for the sales volume of new products to increase in the first few months after their introduction because distributors and resellers purchase initial inventory during that time. As a product reaches the end of its life cycle, however, demand for that product tends to fall in anticipation of new replacement products. Consequently, announcements about new products at the end of a product life cycle may cause our customers to defer purchasing existing products, and we may be forced to lower the prices of older products in anticipation of new releases. This may result in distributors claiming price protection credits or returning older products to us, and as a result, our revenues may decline. We cannot accurately predict the exact timing in which a new product or version will be ready to ship. Moreover, in order to maintain competitiveness, we must make substantial investments in product development and testing. We cannot guarantee that we will have sufficient resources to make the necessary investments or that we will be able to develop new products or new product features quickly enough to meet market demand. Any delay in the scheduled release of new products or features, or lack of market acceptance for such new products or features, may have a material adverse impact on our business, results of operations and financial condition.

         DISPOSITION OF HARDWARE BUSINESS; NEED FOR REBRANDING OF PRODUCTS; NEED FOR SERVICES AGREEMENT WITH PRIMAX. In January 1999, we sold our hardware business to Primax, which was a principal manufacturer of our flatbed and sheetfed scanners and other hardware products. In this transaction, Primax purchased substantially all of our hardware business (including the "Visioneer" brand and company name), and it assumed all known liabilities associated with the hardware business. We intend to take steps to rebrand all software products carrying the Visioneer name so that in the future all such products will be identified with a new software brand name, such as ScanSoft or PaperPort. In the same way, Primax will rebrand any hardware products that carry the PaperPort name so that in the future such products will be identified with a different name. This rebranding may create confusion for our customers, including OEM distributors and end-users, and there will necessarily be an adjustment period during which time new brands will need to be established.

         DEPENDENCE ON RELATIONSHIPS WITH XEROX, PRIMAX AND OTHER OEMS. ScanSoft and Visioneer each had OEM relationships with Xerox prior to the merger, which relationships remain in effect following the merger. In connection with the sale of the hardware business to Primax, Visioneer entered into a software license agreement granting Primax certain rights to "bundle" and sell Visioneer's software products with certain Primax hardware products. Under the license, Primax must pay us certain minimum annual royalties during the license term. Primax, however, is not obligated to bundle or sell our software products with its hardware products. Other risks include whether Primax will give sufficient priority to marketing our products, whether Primax will continue to offer our products at all, and whether Primax will elect instead to bundle software products of our competitors with its hardware products. Any of the foregoing actions could adversely impact our future business, results of operations and financial condition since we expect Primax to become an important OEM partner.

         We also rely on other OEM partners to bundle, market and sell our products with their products. However, there are certain risks associated with such relationships, including whether sufficient priority will be given by such OEM partners to marketing our products. In addition, our OEM partners may not continue to offer our products. If we do not maintain and build our OEM relationships, our business, operating results and financial condition may suffer.

         COMPETITION. The digital imaging market is highly competitive and subject to rapid change, with frequent new product introductions and enhancements, and constant pressure to reduce prices. We believe that the principal competitive factors in the digital imaging software market include:

         o   OCR accuracy;

         o   ease of understanding and use,

         o   product reliability;

         o   tolerance for poor media;

         o   product features and functions;

         o   price/performance characteristics;

         o   brand recognition; and

         o   quality of product support.

         Our current competitors include developers of digital image processing software (including photo-editing software), personal document management software and scanning software suites and manufacturers of scanners and multi-function peripheral devices. We also face competition in the market for packaged OCR application programs and bundled OCR products, both in the retail channel and in the OEM market. We experience significant price competition in both the retail channel and the OEM market and expect this to continue. In addition, our "bundled" OCR products themselves compete with our fully featured shrinkwrap products. In addition to our current competitors, Microsoft Corporation and MGI Software offer photo-editing products and could offer products in this market segment in the future. Increased competition may force us to lower our prices, experience decreased gross margins or lose market acceptance. We face the following challenges from our competitors:

         o Certain of our competitors offer products comparable to ours at retail prices that are lower than ours.

         o Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, support, sales, marketing, recruiting and other resources.

         o Certain of our competitors have greater name recognition and larger customer bases than we do.

         o Certain of our competitors may be better able to withstand significant price decreases or devote greater resources to the development, promotion, sale and support of their products than we can.

         o Certain of our competitors may be able to develop digital image processing software with superior OCR accuracy, ease of understanding and use, product reliability, tolerance for poor media, product features and functions and price/performance characteristics.

         We may not be able to compete successfully against current and future competitors, especially those with greater financial, technical, support, sales, marketing, recruiting and other resources. If we are not successful in meeting the challenges listed above, we may not be able to gain broad market acceptance for our products and our business, financial condition and operating results may suffer. Competitive pressures may materially affect our business, operating results, and financial condition.

         Further, we expect that some consolidation in the digital imaging software industry will occur over the next few years through strategic acquisitions or alliances. We expect increased competition from new entrants, including the possibility that Microsoft will add digital imaging components to the Windows operating system. In addition, according to PC Data, Inc., the average retail price of scanners dropped by 47% for the nine months ending September 30, 1998, as compared to the same period in 1997. Based on this historical trend, we expect that scanner prices will continue to decline in the future. We believe that the downward price trend of scanners may reduce prices for digital imaging software products. These changes in the market could result in price erosion, reduced gross margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

         PRESSURE ON GROSS MARGIN. We may suffer adverse operating results if our gross margin fluctuates. Retail prices on software products drop quickly. In addition, our competitors will attempt to offer products which meet or exceed our products' performance and capabilities. We intend to introduce new software products, software upgrades and software features in response to anticipated competitive price pressures and new product introductions. If prices fall faster than we expect or if we must reduce our prices for any reason, we may experience pressure on our gross margin. In addition, our gross margin will depend in part on certain factors listed below:

         o Our success in introducing new products to the market and easing out old ones.

         o   Our competitors prices, products and market share.

         o   The amount of royalties we receive under our OEM arrangements.

         o   General economic conditions.

         If we are not successful in meeting these challenges, our business, operating results and financial condition may suffer.

         DEPENDENCE ON DISTRIBUTORS AND RESELLERS. We expect to continue to receive a substantial portion of our revenues from sales through our independent distributors and resellers, but we anticipate that our dependence on any one independent distributor or reseller will decrease in the future as we expand distribution channels. Our agreements with distributors and resellers are not exclusive; many of our distributors and resellers offer competitive products and are not required to give our products priority. Each of our distributors and resellers can cease marketing our products with limited notice and with little or no penalty. If we lose any one of our independent distributors or resellers, we may not be able to recruit replacements. If our distributors or resellers reduce or cease their marketing and sales efforts on our behalf, our business, operating results and financial condition may suffer.

         INTERNATIONAL SALES RISKS. We plan to expand our international sales by establishing a more extensive network of international distributors and resellers. We also plan to develop versions of our products suitable to the market requirements of particular foreign countries, such as different languages. We have limited experience in developing international versions of our products and marketing, distributing, servicing and supporting such products. We may not be able to develop new or additional versions of our existing products or successfully market, sell, deliver, service or support our products in international markets. In conducting business outside of the United States, we are exposed to the risks listed below:

         o   Unexpected changes in regulatory requirements.

         o   Import and export duties and restrictions.

         o   Tariffs and other trade barriers.

         o   Difficulties in staffing and managing foreign operations.

         o   Longer payment cycles.

         o   Uncertainties in connection with collecting accounts receivable.

         o   Political instability.

         o   Fluctuations in currency exchange rates.

         o   Logistical difficulties in managing multinational operations.

         o Seasonal reductions in business activity during summer months in Europe and certain other parts of the world.

         o Potentially adverse tax consequences, including our inability to recover withholding taxes.

         If we are not successful in managing the risks listed above, our business, operating results and financial condition may suffer. One or more of these factors could have a material adverse effect on our international operations and, consequently, on our business, operating results and financial condition.

         QUALITY CONTROL RISKS. Our products are complex and may contain certain software errors or failures which are detected only after we begin to ship a product, especially when first introduced as new versions or when enhancements are released. Although we conduct testing during product development, we have at times been forced to delay commercial release of software until problems were corrected and, in some cases, have provided enhancements to correct errors in released software. If we do detect any errors before we ship a product, we might have to limit product shipment for an extended period of time while we address the problem. Delay in commercial release, correction of errors or limiting product shipment could lead to loss of revenues, credibility with customers and market acceptance of our products. We would also be exposed to additional warranty and engineering expenses. Despite our testing and testing by current and potential customers, errors may be found in software or releases after commencement of commercial shipments, resulting in loss or delay of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs. If we do not successfully manage our quality control, our business, operating results and financial condition may suffer.

         DEPENDENCE ON THIRD-PARTY LICENSES. We rely on certain technology which we license from third parties, including software which is integrated with our own software and used in our products to perform key functions and provide additional functionality. Because our products incorporate software developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties' ability to maintain or enhance their current products, to develop new products on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. Further, these third-party technology licenses may not always be available to us on commercially reasonable terms or at all.

         In the event that our agreements with third-party vendors should fail to be renewed or the products licensed from such vendors should fail to address the requirements of our software products, we would be required to find alternative software products or technologies of equal performance or functionality. There can be no assurance that we would be able to replace such functionality provided by software that we currently license from third parties in the event that we lose the license to such software, such software becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on our business, operating results and financial condition. Moreover, if we were to lose any of these technology licenses we might experience product shipment delays or reductions until equivalent technology were identified, licensed and used. If we do experience product shipping delays and reductions due to licensing problems, our business, operating results and financial condition would suffer.

         RISKS ASSOCIATED WITH PROTECTION OF CONFIDENTIAL INFORMATION AND PROPRIETARY RIGHTS. We generally enter into confidentiality or license agreements with our employees, consultants and vendors. We also generally control access to and distribution of our software, documentation and other proprietary information. We primarily rely on "shrink wrap" licenses that are not signed by the end-user customer and, therefore, may not be enforceable under the laws of certain jurisdictions. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to ours. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management efforts. These risks, if not managed successfully, could have a material adverse effect on our business, operating results or financial condition.

         DEPENDENCE ON KEY PERSONNEL; RISKS ASSOCIATED WITH HIRING AND RETENTION OF EMPLOYEES. We rely to a significant extent upon our senior management team and other key employees. Competition for such employees is intense. We cannot guarantee that we will be able to retain our key employees following the merger. Our operations could be materially and adversely affected if we were unable to retain such key employees, or attract new ones. From time to time, we will need to hire additional or replacement employees. We may not be successful in hiring, integrating or retaining new employees. If we are not successful in attracting or retaining qualified personnel, our business, financial condition and operating results could suffer.

         HISTORY OF LOSSES; FLUCTUATIONS IN OPERATING RESULTS. ScanSoft had net losses for 1996, 1997 and 1998. Visioneer also had net losses for its fiscal 1996, 1997 and 1998, although a substantial portion of those losses were attributable to the hardware business that was sold to Primax. On a pro forma basis, the combined companies had a net loss for 1997 and 1998. We may never become profitable or sustain profitability.

         Our revenues frequently fluctuate from quarter to quarter due, to a large extent, on the following:

         o   volume, timing and filling of customer orders;

         o   reduction in prices in response to competition;

         o increased expenditures to pursue new product or market opportunities;

         o fluctuation in sales orders, juxtaposed with a significant portion of our operating expenses being fixed in advance, based in large part on forecasts of future sales;

         o inability to adjust operating expenses to compensate for shortfalls in sales orders against forecast;

         o   price protection charges in excess of recorded allowances;

         o   demand for products;

         o   seasonality;

         o   customer deferrals in anticipation of new versions of products;

         o   introduction of new products by us or our competitors;

         o   timing of new product acquisitions; and

         o   timing of significant marketing and sales promotions.

         Further, backlog early in a quarter is generally not large enough to assure than we will meet our revenue target for any particular quarter. A shortfall in shipments at the end of any quarter may cause operating results for that quarter to fall significantly short of anticipated levels.

         In addition, if we need to reduce our prices in response to price competition, we will therefore be at a significant disadvantage with respect to our competitors that have substantially greater resources. Such competitors may more readily withstand an extended period of downward pricing pressure. In such event, we may also incur price protection charges from our distributors and resellers. Any price protection charges in excess of recorded allowances would have a material adverse effect on our business, operating results and financial condition.

         Due to the foregoing factors, among others, our revenues are difficult to forecast. We intend to base our expense levels in significant part on our expectations of future revenue. As a result, we expect our expense levels to be relatively fixed in the short term. Our failure to meet revenue expectations would have a material adverse affect on our business, operating results and financial condition. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect our net income because a relatively small amount of our expenses are intended to vary with our revenue in the short term. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance.

         XEROX AS A SIGNIFICANT STOCKHOLDER. Xerox Imaging Systems, Inc., a wholly owned subsidiary of Xerox, owns approximately 45% of our outstanding common stock and all of our outstanding Series B Preferred Stock. In addition, Xerox has the opportunity to acquire additional shares of our common stock pursuant to a warrant. Xerox is currently our largest stockholder. Although Xerox does not control us and is restricted for at least two years after the merger from holding more than 50% of the voting power of our capital stock, Xerox will have a strong influence over matters requiring approval by our stockholders. In addition, Xerox has two designees on the board of directors, including Paul A. Ricci, the new Chairman of the Board.

         Xerox has advised us that its current intent is to hold all of its shares of common stock. However, there can be no assurance concerning the periods of time during which Xerox will maintain its ownership of our common stock.

         YEAR 2000 RISKS. We have a number of installed computer systems and software products that are coded to accept only two digit entries in the date code field. These date code fields will need to distinguish 21st century dates from 20th century dates (the "Year 2000 bug"). The Year 2000 bug could lead to system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. We are currently in the process of establishing procedures for evaluating and managing the risks and costs associated with this problem. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000." Finally, many of our customers' and suppliers' operations may be affected by Year 2000 complications. As such, the failure of these customers and suppliers to ensure that their systems are Year 2000 compliant could have a material adverse effect on our customers and suppliers, resulting in a material adverse effect on our business, operating results and financial condition.

ITEM 2.  PROPERTIES

         On January 6, 1999, Primax assumed the lease on our former headquarters in Fremont, California. Following the completion of the merger with ScanSoft, Inc., the combined company relocated its headquarters, administrative, sales, marketing and support functions to our leased headquarters facility in Peabody, Massachusetts. We currently occupy 37,636 square feet of space at this facility, and the lease will expire in July 2001. We also lease warehouse space in Topsfield, Massachusetts and research and development space at a Xerox facility in Palo Alto, California. In addition, our subsidiary, ScanSoft Europe Ltd., leases a sales and support office in Reading, England.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we are parties to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. In addition, during 1998, we were involved in separate legal matters with Caere Corporation, Flashpix, Incorporated and Storm Technology, Inc.

         (1) We were named as the defendant in a complaint filed by Caere Corporation on August 10, 1998, in the United States District Court for the Northern District of California. Caere Corporation alleged that we engaged in false and misleading advertising concerning our software product, ProOCR100. Pursuant to a settlement agreement, we agreed to pay Caere the sum of $75,000, and the lawsuit was dismissed with prejudice.

         (2) We were named as a defendant as part of the Digital Imaging Group, in a complaint filed by Flashpix, Incorporated on July 16, 1998, in the United States District Court for the Eastern District of Louisiana. The complaint alleged, among other things, trademark infringement, unfair competition, unfair trade practices, and dilution of trademark. Subsequent to December 31, 1998, we have, along with the Digital Imaging Group, settled this matter.

(3) We were named as the defendant in a complaint filed by Storm Technology, Inc. on June 2, 1998, in the United States District Court for the Northern District of California, alleging patent infringement of specified scanner technology. Subsequently, the parties settled the matter and executed an updated Patent Cross License Agreement. Primax assumed this matter when it purchased our hardware business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET FOR COMMON STOCK

         Our Common Stock commenced trading on the Nasdaq National Market on December 11, 1995 under the symbol "VSNR," and traded under that symbol until March 3, 1999. Our Common Stock is now traded under the symbol "SSFT." The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported on the Nasdaq National Market.

                                                 High          Low
                                                 ----          ---
         Fiscal 1997:
           1st quarter........................  $6          $ 3-1/8
           2nd quarter........................   4-3/8        2-1/2
           3rd quarter........................   4-3/4        2-13/16
           4th quarter........................   5-3/4        1-5/8

         Fiscal 1998:
           1st quarter........................   3-1/2        1-5/8
           2nd quarter........................   4-1/8        2-1/16
           3rd quarter........................   2-1/4        11/16
           4th quarter........................   2-7/8        11/16

HOLDERS OF RECORD

         As of March 26, 1999, there were approximately 244 holders of record of our common stock.

DIVIDENDS

         To date, we have not paid any cash dividends on shares of our common stock. We presently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information contained in Item 7--"Management's Discussion and Analysis of Financial Condition" and Results of Operations and the Financial Statements and Notes to Financial Statements contained in Item 8 of this Report.


                                                                      YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------
                                                    1998          1997          1996         1995          1994
                                                 ------------  -----------   -----------  ------------  ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA(1):
   Product revenues............................    $74,674       $50,523       $44,233      $34,734       $ 3,903
   Royalty and development revenues............      4,396         7,100        11,848        2,605            --
                                                 ------------  -----------   -----------  ------------  ------------
     Total net revenues........................     79,070        57,623        56,081       37,339         3,903
                                                 ------------  -----------   -----------  ------------  ------------

Cost of revenues:
   Cost of product revenues....................     58,486        49,838        42,164       25,664         4,481
   Cost of royalty and development revenues....        884           887         3,303        1,274            --
                                                 ------------  -----------   -----------  ------------  ------------

     Total cost of revenues....................     59,370        50,725        45,467       26,938         4,481
                                                 ------------  -----------   -----------  ------------  ------------

Gross profit (loss)............................     19,700         6,898        10,614       10,401          (578)
                                                 ------------  -----------   -----------  ------------  ------------
Operating expenses:
   Research and development....................      4,408         8,115        10,938        8,975         4,532
   Selling, general and administrative.........     19,150        22,428        26,342       11,805         6,482
   Non-recurring items(2)......................         --           675            --        1,600            --
                                                 ------------  -----------   -----------  ------------  ------------

     Total operating expenses..................     23,558        31,218        37,280       22,380        11,014
                                                 ------------  -----------   -----------  ------------  ------------

Operating loss.................................     (3,858)      (24,320)      (26,666)     (11,979)      (11,592)
Net interest income............................         53           940         2,274          426           137
                                                 ------------  -----------   -----------  ------------  ------------

Net loss.......................................    $(3,805)     $(23,380)     $(24,392)    $(11,553)     $(11,455)
                                                 ============  ===========   ===========  ============  ============

Net loss per share:  basic and diluted.........       (0.19)       (1.20)       (1.34)        (4.28)         (6.76)
                                                 ============  ===========   ===========  ============  ============

Weighted average common shares outstanding:
   basic and diluted...........................     19,728        19,450        18,255        2,669         1,694
                                                 ============  ===========   ===========  ============  ============

                                                                            DECEMBER 31,
                                                 -------------------------------------------------------------------
                                                    1998          1997          1996         1995          1994
                                                 ------------  -----------   -----------  ------------  ------------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA(1):
   Cash, cash equivalents and short-term
     investments...............................    $ 8,123       $14,452       $31,200      $46,166       $ 4,032
   Working capital.............................      6,569         8,389        28,807       46,677         3,376
   Total assets................................     28,445        33,550        51,785       65,793         7,378
   Long-term liability.........................         91           125            --           --            --
   Capital lease obligations, less current              --            --            --           --           248
   portion.....................................
   Total stockholders' equity (deficit) .......      7,582        10,930        33,193       49,860         4,053

-----------

(1) See Note 1 of Notes to Financial Statements for an explanation of the Company's fiscal year ends.

(2) See Note 10 of Notes to Financial Statements. Also, the charge in 1995 related to the fair value of securities issued and cash paid in connection with the settlement of a patent matter.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN ITEM 8 OF THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE DISCUSSED IN THIS REPORT AND OTHER RISKS DETAILED FROM TIME TO TIME IN OUR PERIODIC REPORTS.

OVERVIEW

         ScanSoft, Inc. was incorporated as Visioneer, Inc. in California in March 1992, and commenced shipment of our initial product in the first quarter of 1994. Through September 1995, we financed our operations primarily through private placements of equity securities, from which we raised an aggregate of approximately $33 million, net of issuance costs. In December 1995, we reincorporated in Delaware in conjunction with our initial public offering and raised $43.5 million, net of issuance costs. In January 1996, the over allotment option granted to the underwriters in the initial public offering was exercised, resulting in additional net proceeds of approximately $6.4 million. We have experienced sequential growth in annual net revenues since the first year of product shipments. The annual growth rates between 1994 and 1996 were directly attributable to the growth of the sheetfed scanner and document management software markets, the development of OEM relationships and new product introductions. In contrast, the single digit growth rate from 1996 to 1997 was attributed to several factors. First, the grayscale sheetfed scanner market declined sharply with the advent of color sheetfed scanners. The transition of the market from grayscale to color occurred at a much faster rate than we had anticipated, and as a result, we recorded significant charges relating to grayscale inventory reserves, purchase order commitments and price protection charges in the first half of 1997. Second, we were late in introducing a color scanner product, and as a result, did not capture planned market share. Third, increased competition caused overall sheetfed scanner average selling prices to drop significantly. Finally, the growth of the sheetfed scanner market has leveled off, and, in fact, may be decreasing in size.

         A key component of our business strategy in 1997 and 1998 was to penetrate the much larger and growing flatbed market by leveraging off of our software. Historically, we have bundled our PaperPort software with our scanner products, which has provided significant product differentiation. The PaperPort flatbed scanner line was introduced in September 1997. This line was enhanced with the introduction of additional 30-bit products as well as the entire 36-bit and One Touch line of flatbed scanners in 1998. In addition, our focus over time has shifted from the hardware business to the software business. During 1997 we implemented a strategy to focus our research and development efforts on software development rather than hardware development and to leverage the engineering resources of our manufacturing partners to design future hardware products. In furtherance of this strategy, on December 3, 1998, we entered into an agreement to sell our hardware business and the Visioneer brand name to Primax, and to merge with ScanSoft. Following the sale to Primax and the merger with ScanSoft, our business will focus on software products in the PaperPort line, and the TextBridge and Pagis line of software products.

         Our success in the future will depend on our ability to maintain software gross margins and increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. There can be no assurance that the market for our products will develop or that we will achieve market acceptance of our products. Despite experiencing several quarters of minor levels of profitability throughout our history, we have incurred annual net losses since inception. There can be no assurance that we will be able to reach quarterly profitability or attain annual profitability in the near future. As of December 31, 1998, we had an accumulated deficit of $80.4 million.

         As a result of the sale of our hardware business in January, our revenues will decline significantly in the first quarter of 1999. We expect our revenues to start improving gradually from the quarter ended June 1999, as revenues from ScanSoft start impacting our operating results.

RESULTS OF OPERATIONS

         The following table presents, as a percentage of total net revenues, certain selected financial data for each of the three years in the period ended December 31, 1998:

                                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                                1998                 1997                 1996
                                                          -----------------    -----------------    -----------------
Revenues:
   Product revenues................................             94.4%                87.7%                78.9%
   Royalty and development revenues................              5.6%                12.3%                21.1%
                                                          -----------------    -----------------    -----------------

     Total net revenues............................            100.0%               100.0%               100.0%

Cost of revenues:
   Cost of product revenues........................             74.0%                86.5%                75.2%
   Cost of royalty and development revenues........              1.1%                 1.5%                 5.9%
                                                          -----------------    -----------------    -----------------

     Total cost of revenues........................             75.1%                88.0%                81.1%
                                                          -----------------    -----------------    -----------------

Gross profit.......................................             24.9%                12.0%                18.9%
                                                          -----------------    -----------------    -----------------
Operating expenses:
   Research and development........................              5.6%                14.1%                19.5%
   Selling, general and administrative.............             24.2%                38.9%                47.0%
   Non-recurring item(1) ..........................              0.0%                 1.2%                 0.0%
                                                          -----------------    -----------------    -----------------

     Total operating expenses......................             29.8%                54.2%                66.5%
                                                          -----------------    -----------------    -----------------

Operating loss.....................................             (4.9%)              (42.2%)              (47.5%)
Interest income....................................              0.6%                 1.7%                 4.2%
Interest expense...................................             (0.6%)               (0.1%)               (0.1%)
                                                          -----------------    -----------------    -----------------

Net loss...........................................             (4.8%)              (40.6%)              (43.5%)
                                                          -----------------    -----------------    -----------------
----------

(1)      See Note 10 of Notes to Financial Statements

TOTAL NET REVENUES


         We derived our revenue primarily from three sources, the sale of PaperPort hardware products, PaperPort software products, and royalties and custom software development revenue earned pursuant to arrangements with certain OEM customers. Through the end of 1998, approximately 86% of our product revenues have been derived from sales of our PaperPort products to authorized resellers and independent distributors in North America and, to a lesser extent, in Europe and the Asia-Pacific regions. Revenues from all sales to distributors and authorized resellers are subject to agreements allowing price protection and certain rights of return. Under the price protection rights granted by us, if we lower our selling price, we are then obligated to issue credit to our distributors and resellers equal to the difference between the new selling price and the price paid for all unsold inventory held by the distributor and reseller. Accordingly, reserves for estimated future returns, exchanges and price protection are provided upon revenue recognition.

         Total net revenues increased 37% to $79.1 million in 1998 from $57.6 million in 1997, despite a 38% reduction in royalty and development revenues from $7.1 million in 1997 to $4.4 million in 1998. The decline in royalty revenues in 1998 was due to the termination, in the third quarter of 1996, of royalties under an OEM agreement with Hewlett-Packard and the termination of royalties under our OEM agreement with Compaq in the first quarter of 1997. In regards to another OEM agreement with Hewlett-Packard, which involved the licensing of our software for Hewlett-Packard scanners, Hewlett-Packard informed us, in the fourth quarter of 1997, that commencing January 1, 1998, it would no longer be building new scanner products incorporating our software. We experienced declining royalties from this agreement in 1998 as Hewlett-Packard sold existing inventory of products incorporating our software which it held at December 31, 1997. Net revenues from hardware product sales increased to $66.0 million in 1998 compared to $41.5 million in 1997. As a result of the addition of the PaperPort 36-bit and OneTouch flatbed color scanner lines in 1998, overall scanner unit sales in 1998 increased by approximately 248% over 1997, despite a 79% decrease in grayscale scanner unit sales. Revenues did not increase at the same rate as unit increases because of the sharp decline in average retail prices offset the net revenue from the increased hardware unit sales from 1997 to 1998. Software revenues increased 4.3% to $8.7 million in 1998 from $8.3 million in 1997. The increase was primarily attributable to the commencement of sales of new PaperPort software products that included ProOCR 100, PaperPort ScannerSuite, Visual Explorer, and PaperPort Deluxe 5.3 released in the second quarter of 1998.

         Total net revenues increased 3% to $57.6 million in 1997 from $56.1 million in 1996, despite a 40% reduction in royalty and development revenues from $11.8 million in 1996 to $7.1 million in 1997. The decline in royalty revenue in 1997 was due to the termination of the royalties associated with our OEM agreement with Hewlett-Packard and our OEM agreement with Compaq Computers. Our second OEM agreement with Hewlett-Packard, which related to the licensing of our software for Hewlett-Packard scanners, was terminated in the fourth quarter of 1997.

         Our ability to increase our revenues will depend upon our ability to attain wider market acceptance for our software products and our ability to introduce new products with enhanced end-user features on a timely basis. As a result of the sale of our hardware assets, liabilities and intellectual property to Primax Electronics, Ltd., our revenues will be substantially reduced in 1999, even taking into consideration the addition of revenues from the merger with ScanSoft.

         Our four largest resellers for 1998 were Sam's Club, Office Depot, Inc., Best Buy Company, Inc. and CompUSA, Inc. for distribution of our products in North America. Sales to these top four independent resellers accounted for 46% of our total net revenues in 1998 in the aggregate, or 18%, 12%, 9% and 7%, respectively. Our four largest resellers and distributors of our products in 1997 were Ingram, Best Buy, Office Depot and Micro Warehouse. Sales to these independent distributors and resellers, in the aggregate, accounted for approximately 38% of total net revenues in 1997. The four largest distributors and resellers in 1996 were Ingram, Best Buy, Tech Data and Merisel. Sales to these independent distributors, in the aggregate, accounted for approximately 52% of our total net revenues in 1996. In 1998, all four of our top customers were resellers compared to 1997, when three out of four of our largest customers, excluding OEMs, were resellers. In contrast in 1996, three out of four of our customers were distributors. We have focused on establishing direct relationships with major resellers, thus bypassing distributors. This strategy, to a limited extent, reduces a layer of our inventory in the retail channel, thereby reducing inventory risk and increasing channel inventory visibility.

         Total net revenues from independent distributors outside North America, primarily in Europe and the Asia-Pacific regions, were approximately 7%, 10% and 13% of total net revenues in 1998, 1997 and 1996, respectively. Net revenues from international sales increased from $5.6 million in 1997 to $5.9 million in 1998, whereas sales decreased from $7.1 million in 1996 to $5.6 million in 1997. The reduction in international revenues from 1996 to 1997 was primarily due to the delayed introduction of Japanese localized PaperPort Strobe products, the first of which were shipped in February 1998, and our decision to restructure our international sales and marketing operations in May 1997. Although our international sales are all denominated in U.S. dollars, these sales are subject to a number of risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, import and export duties and restrictions, fluctuations in currency exchange rates, and the logistical difficulties of managing multinational operations, any of which could adversely impact the success of our international operations. The growth of our international business will depend, in part, on our ability to increase awareness of our products in international markets. See "Item 1--Business-- Marketing, Sales and Distribution."

         The introduction of major new software products and enhancements of existing products, such as PaperPort Deluxe, as well as potential OEM agreements, are expected to have a significant impact on our quarterly and annual revenues. As is characteristic of the initial stages of personal computer product life cycles, we expect that sales volumes of any new software product may increase in the first few months following introduction due to the purchase of initial inventory by our distribution channel. Thereafter, revenues may stabilize or decline until the end of a product life cycle, at which time revenues are likely to decline significantly, as a result of unit sales and price reductions. At the end of a product life cycle we may experience higher rates of return and/or increased price protection charges as a result of price reductions. This could have a material adverse impact on our total net revenues and operating results. Although we have sought to mitigate the effect of such transition by controlling inventory levels of our distributors and resellers, channel inventory levels are very difficult to quantify accurately, and we may experience higher than normal rates of return on our older version products and may incur significant price protection charges in connection with our planned release of new PaperPort products and price reductions in 1999. In this regard, receivable allowances were $4.2 million and $5.3 million at December 31, 1998 and 1997, respectively. A substantial portion of these reserves related to the hardware business and were eliminated as part of the sale to Primax on January 6, 1999. Due to the inherent uncertainties of product development and new product introductions, we cannot accurately predict the exact quarter in which a new product or version will be ready to ship. Any delay in the scheduled release of major new products would have a material adverse impact on our total net revenues and operating results.

         We have experienced and may continue to experience significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors, many of which are outside of our direct control. After taking into consideration the sale of our hardware business in January 1999, and the merger with ScanSoft in March 1999, these factors include the integration of the Visioneer and ScanSoft businesses, development of the paper input systems market, demand for our products, our success in developing, introducing and shipping new products and product enhancements, the market acceptance of such products, our ability to respond to new product introductions and price reductions by our competitors, the timing, cancellation or rescheduling of significant orders, the purchasing patterns and potential product returns from our distribution channels, our relationships with our OEM partners and distributors, our ability to attract, retain and motivate qualified personnel, the timing and amount of research and development and selling, general and administrative expenditures, and general economic conditions.

         Revenues and operating results in any quarter depend, to a large extent, on the volume, timing and ability to fulfill customer orders, which is difficult to forecast. A significant portion of our operating expenses are relatively fixed, based in large part on our forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on our operating results may be magnified by our inability to adjust operating expenses to compensate for such shortfall. Accordingly, any significant shortfall in revenues relative to our expectations would have an immediate material adverse impact on our business, operating results and financial condition. We may also be required to reduce prices in response to competition or to increase our spending to pursue new product or market opportunities. In the event of significant price competition in the market for our products, which is anticipated, we will be required to decrease costs at least proportionately and we will be at a significant disadvantage with respect to our competitors that have substantially greater resources. Such competitors may more readily withstand an extended period of downward pricing pressure. In such event, we will also incur price protection charges from our distributors. Any price protection charges in excess of recorded allowances would have a material adverse effect on our business, operating results and financial condition.

         Due to all of the foregoing factors, it is likely that at some point in the future our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely affected. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies participating in new and rapidly evolving markets. There can be no assurance that we will be successful in addressing such risks.

TOTAL COST OF REVENUES

         Total cost of revenues consists primarily of the costs associated with the purchase of PaperPort products and related costs of freight, inventory rework, inventory obsolescence and warranty. For 1998, our PaperPort hardware products were manufactured, assembled and tested by five manufacturing partners, Avision, Primax, Flextronics, NMB and Orient SemiConductor. Grayscale sheetfed scanners were manufactured by Flextronics. Our scanning keyboard, PaperPort ix, and the color sheetfed scanner, the PaperPort Strobe, were manufactured by NMB and Orient SemiConductor; and the PaperPort flatbed scanners were manufactured by Primax and Avision. We sold our hardware business to Primax in January 1999. Our software products are manufactured by DCL, which also package and ships the majority of our hardware and software products to our customers. See "Item 1--Business--Manufacturing."

         Total cost of revenues, as a percentage of total net revenues, decreased in 1998 to 75% as compared to 88% in 1997. The decrease was primarily a result of approximately $9.5 million of charges taken in the first quarter of 1997 for write-offs and increased reserves relating to excess and obsolete grayscale inventory and cancellation charges relating to adverse purchase commitments for grayscale products. Total cost of revenues as a percentage of total net revenues was 88% in 1997 as compared to 81% in 1996. The increase was primarily a result of the charges taken in 1997 as described above.

         As a result of the sale of our hardware business, we expect our total cost of revenues, as a percentage of revenue, to decline significantly from the historical levels reported in the statement of operations.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist principally of personnel costs, costs of contractors and outside consultants, supplies and material expenses, equipment depreciation and overhead costs relating to occupancy. As of December 31, 1998, we employed 21 full-time and 3 contract software design engineers, technicians and support staff. Upon the completion of the merger on March 2, 1999, we employed 67 full-time technicians and support staff.

         Research and development expenses were 6%, 14% and 20% of total net revenues for 1998, 1997 and 1996, respectively. Research and development expenses decreased 46% in absolute dollars to $4.4 million in 1998 from $8.1 million in 1997. Due to our strategy to concentrate our engineering efforts on software development, all of our flatbed scanner lines that were introduced in 1997 and 1998 were designed in cooperation with our manufacturing partners, Primax and Avision.

         Research and development expenses decreased 26% in absolute dollars to $8.19 million in 1997 from $10.6 million in 1996. The decrease was primarily the result of the restructuring of the engineering group in May 1997.

         We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we will continue to invest in research and development activities. However, such expenses may fluctuate from quarter to quarter depending on a wide range of factors including the status of various development projects. To date, we have not capitalized any development costs and do not anticipate capitalizing any such costs in the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include advertising, commissions to manufacturers' representative organizations, co-op paid to our distributors and resellers, trade shows and other marketing and promotional expenses.

         Selling, general and administrative expenses decreased 14% in absolute dollars to $19.2 million in 1998 from $22.4 million in 1997, and also declined as a percentage of total net revenues, to 24% in 1998 from 39% in 1997. The decrease was the direct result of a Company-wide restructuring plan implemented in May 1997, in which we reduced overall headcount and spending by approximately 40% of first quarter 1997 levels, as well as an additional restructuring in August 1998 which cut existing headcount by an additional 20%. We believe that these spending reductions were necessary in order to reduce our cost structure to allow us to compete more effectively. As noted below, the May 1997 restructuring resulted in a $675,000 one-time charge. The restructuring in August 1998 did not result in a significant one-time charge.

         Selling, general and administrative expenses decreased 15% in absolute dollars to $22.4 million in 1997 from $26.3 million in 1996. As a percentage of total net revenues, selling, general and administrative expenses decreased to 39% in 1997 from 47% in 1996. The decrease in spending was primarily attributed to the restructuring plan implemented in May 1997, described above.

         We will continue to attempt to control selling, general and administrative expenses. However, if net revenues continue to grow, in order to support our growing operations, selling, general and administrative expenses may increase in absolute terms. Such expenses may fluctuate from quarter to quarter depending on a variety of factors, including the timing of the introduction of any new products, expansion of our distribution channels, general advertising not related to product introductions and expansion into international markets.

NON-RECURRING ITEM

         The non-recurring item in 1997 represents expenses incurred for severance and other charges related to the termination of approximately 40 employees and 20 contract employees in connection with the Company-wide restructuring plan implemented in May 1997. The restructuring actions were fully completed as of December 1997.

OTHER INCOME, NET

         Other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Other income, net, was $53,000, $940,000, and $2.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in other income, net from 1997 to 1998, and 1996 to 1997 was a result of decreased interest income from significantly lower cash, cash equivalents and short-term investments, which were used primarily to fund our operating losses.

TAXATION

         At December 31, 1998, we had federal net operating loss carryforwards of approximately $61 million, of which approximately $900,000 related to tax deductions from stock compensation. The tax benefit related to the stock compensation benefit, when realized, will be accounted for as an addition to additional paid in capital rather than as a reduction of the provision for income tax. Research and development credit carryforwards as of December 31, 1998 were approximately $2.0 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2007, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. As a result of the new stock issued in conjunction with the merger with ScanSoft, we are not certain whether we will be able to utilize our net operating loss and credit carryforwards without limitations. (See Note 6 of Notes to Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         Through September 30, 1995, we financed our operations primarily through private placements of equity securities, from which it raised an aggregate of approximately $33 million, net of issuance costs. In December 1995, we completed our initial public offering, and raised approximately $43.5 million, net of issuance costs. In January 1996, the over allotment option granted to the underwriters in the initial public offering was exercised, resulting in proceeds of approximately $6.4 million, net of issuance costs. As of December 31, 1998, we had cash, cash equivalents and short-term investments of $7.9 million and working capital of $6.6 million, as compared to $14.5 million in cash, cash equivalents and short-term investments and $8.4 million of working capital at December 31, 1997.

         We used $9.5 million of cash for our operating activities for 1998, as compared to $20.0 million for 1997 and $18.9 million for 1996. Negative cash flows from operating activities for these periods were attributed primarily to net losses incurred of $3.8 million, $23.4 million and $24.4 million for 1998, 1997 and 1996, respectively, offset by non-cash charges and changes in working capital.

         Cash provided by investing activities during 1998 was $2.3 million as we decreased short-term investments by $2.6 million and made capital expenditures of $0.3 million. Capital expenditures for 1998 consisted primarily of purchases of manufacturing tools and molds, computer equipment and software tools.

         Cash provided by financing activities was $3.5 million during 1998. At December 31, 1998, we had short-term bank borrowings of $3.2 million, and $0.3 million was provided by proceeds from the issuance of Common Stock in connection with our employee stock purchase plan and the exercises of stock options.

         On March 19, 1998, we amended our $7.5 million line of credit, increasing the line to $12.5 million and extending the expiration date to March 1999. The line bore an interest rate of 0.25% over the Prime Rate, and was collateralized by a security interest in our assets. As of December 31, 1998, we had $6.0 million of short-term borrowings and $0.3 million of letters of credit outstanding under the line of credit, and we were not in compliance with all financial covenants under the agreement. As a result of the sale of our hardware business to Primax, we paid all amounts owed on the line, cancelled the line and obtained a waiver of covenant default for the period ended December 31, 1998.

         Our principal sources of liquidity as of December 31, 1998 consisted of approximately $7.9 million of cash, cash equivalents and short-term investments. Subsequent to our year end, we sold our hardware business to Primax for $7 million. In addition, the merger with ScanSoft provided additional cash of $0.8 million with no associated long- or short-term debt. Based upon these events and existing cash balances, we believe that our existing sources of liquidity will provide adequate cash to fund our operations for at least the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may be required to sell additional equity or debt securities, or increase or obtain additional lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

PRO FORMA RESULTS AND RELATED MANAGEMENT DISCUSSION AND ANALYSIS

         The following two tables present, as dollar amounts and as a percentage of total net revenues, the condensed unaudited pro forma total net revenues, and certain selected financial data for each of the two years in the period ended December 31, 1998, assuming the sale of the hardware business and the merger with ScanSoft occurred at the beginning of the periods presented and after excluding the impact of non-recurring charges resulting from the merger, such as in process research and development:

                                 SCANSOFT, INC.
                               UNAUDITED PRO FORMA
                        CONDENSED STATEMENT OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                1998 Pro Forma        1997 Pro Forma
                                                                   Combined              Combined
                                                              -------------------    -----------------

             Total net revenues.......................        $        34,791        $      33,924

             Total cost of revenues...................                  9,669                8,444
                                                              -------------------    -----------------

             Gross profit.............................                 25,122               25,480
                                                              -------------------    -----------------

             Operating expenses:
               Research and development...............                  9,812               11,256
               Selling, general and administrative....                 15,006               15,763
               Other operating expenses...............                  2,276                2,276
                                                              -------------------    -----------------

                  Total operating expenses............                 27,094               29,295
                                                              -------------------    -----------------

             Operating loss...........................                 (1,972)              (3,815)
             Other income (expense) ..................                     28                  198
                                                              -------------------    -----------------

             Net loss.................................        $        (1,944)       $      (3,617)
                                                              ===================    =================

             Net loss per share:  basic and diluted...                 (0.07)                (0.14)
                                                              ===================    =================

                                                                1998 Pro Forma        1997 Pro Forma
                                                                   Combined              Combined
                                                              -------------------    -----------------

             Total net revenues.......................              100.0%                 100.0%

             Total cost of revenues...................               27.8%                  24.9%
                                                              -------------------    -----------------

             Gross profit.............................               72.2%                  75.1%
                                                              -------------------    -----------------
             Operating expenses:
               Research and development...............               28.2%                  33.2%
               Selling, general and administrative....               43.1%                  46.4%
               Other operating expenses...............                6.6%                   6.7%
                                                              -------------------    -----------------

                  Total operating expenses............               77.9%                  86.3%
                                                              -------------------    -----------------

             Operating loss...........................               (5.7%)                (11.2%)
             Other income (expense) ..................                0.1%                   0.5%
                                                              -------------------    -----------------

             Net loss.................................               (5.6%)                (10.7%)
                                                              -------------------    -----------------

UNAUDITED PRO FORMA TOTAL NET REVENUES

         The pro forma net revenues represent revenues from the combination of our software business with that of ScanSoft's and comes primarily from two sources, the sale of PaperPort, TextBridge, and Pagis software products, and royalties and custom software development revenue earned pursuant to arrangements with certain OEM customers. To date, a vast majority of our product revenues have been derived from sales of our software products to authorized resellers and independent distributors.

         Total net revenues increased in 1998 from 1997, due primarily to the increase in unit shipments of products offset partially by a decline in royalty revenues.

         The decline in royalty revenues in 1998 was due to the termination, in the third quarter of 1996, of royalties under our OEM agreement with Hewlett-Packard.

         The introduction of major new software products and enhancements of existing products, as well as potential OEM agreements, are expected to have a significant impact on our quarterly and annual revenues.

UNAUDITED PRO FORMA TOTAL COST OF REVENUES

         The pro forma cost of revenues consists primarily of the costs associated with the purchase of software products and related costs of freight, inventory obsolescence and warranty.

         The pro forma cost of revenues, as a percentage of total net revenues, increased in 1998 to 28% as compared to 25% in 1997. The increase was attributable primarily to the reduction in royalty revenues, which carry minimal or no cost of revenues.

UNAUDITED PRO FORMA RESEARCH AND DEVELOPMENT EXPENSES

         Pro forma research and development expenses consist principally of personnel costs, costs of contractors and outside consultants, supplies and material expenses, equipment depreciation and overhead costs relating to occupancy.

         Pro forma research and development expenses decreased 13% in absolute dollars to $9.8 million in 1998 from $11.3 million in 1997. The decrease was primarily the result of the restructuring of the engineering group in May 1997 and the focus on software development rather than hardware development.

UNAUDITED PRO FORMA SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Pro forma selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include advertising, commissions to manufacturers' representative organizations, co-op paid to our distributors and resellers, trade shows and other marketing and promotional expenses.

         Pro forma selling, general and administrative expenses decreased 5% in absolute dollars to $15.0 million in 1998 from $15.7 million in 1997, and also declined as a percentage of total net revenues, to 43% in 1998 from 46% in 1997. The decrease was the direct result of a Company-wide restructuring plan implemented in May 1997, in which we reduced overall headcount and spending, as well as an additional restructuring in August 1998 which cut existing headcount.

         We anticipate that selling, general and administrative expenses as a percentage of net revenues, and absolute dollars will decrease in the future due to the merger.

UNAUDITED PRO FORMA OTHER OPERATING EXPENSES

         Pro forma other operating expense contains the amortization of goodwill and other identified intangible assets arising from the merger that have estimated useful lives ranging from three to seven years.

UNAUDITED PRO FORMA OTHER INCOME, NET

         Pro forma other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Other income, net, was $28,000 and $198,000 for the years ended December 31, 1998 and 1997, respectively. The decrease from 1997 to 1998 was a result of decreased interest income from significantly lower cash, cash equivalents and short-term investments, which were used primarily to fund our operating losses.

YEAR 2000 COMPLIANCE

         We are aware of the potential business risks associated with the "Year 2000" millennium issue. Based upon this potential business risk, we have developed a strategy to examine the potential effect of this issue. The following strategy outlines the process by which we are trying to minimize the potential risk associated with the "Year 2000" millennium issue.

         We are in the process of assessing the potential effects of the "Year 2000" millennium change on our business systems and processes, including facilities, software and components used by our employees, as well as our outsourcing vendors and critical suppliers. Our Year 2000 project is proceeding on schedule. The project goal is to ensure that our business is not impacted by the date transitions associated with the Year 2000.

         Our Year 2000 project plan is coordinated by a team that reports to senior management. The project team is evaluating the Year 2000 compliance of our business systems and processes, including facilities, software and components used by our employees, as well as our outsourcing vendors and critical suppliers who provide services relating to our business. Our Year 2000 project is comprised of the following phases:

         o Phase 1 - Inventory all business systems and processes, including facilities, software and components used by our employees, in order to assign priorities to potentially impacted systems and services. This phase was completed by January 31, 1999 and a complete inventory was compiled.

         o Phase 2 - Assess the Year 2000 compliance of all inventoried business systems and processes, including facilities, software and components used by our employees, and determine whether to renovate or replace any non-Year 2000 compliant systems and services. This phase was completed by March 31, 1999.

         o Phase 3 - Complete remediation, if any is required, of any non-compliant business systems and processes, including facilities, software and components used by our employees and outsourcing vendors. Conduct procurements to replace any other non-Year 2000 compliance business systems and processes, including facilities, software and components used by our employees and outsourcing vendors that won't be remediated. We expect to complete all remediation efforts, if any are required, by June 30, 1999.

         o Phase 4 - Test and validate remediated and replacement systems, if any such remediation or replacement is required, to ensure inter-system compliance and mission critical system functionality. We expect to complete testing and validation efforts, if any are required, by July 31, 1999.

         o Phase 5 - Deploy and implement remediated and replacement systems, if any deployment or implementation is required, after the completion of successful testing and validation. We expect to complete the deployment and implementation of the remediated or replacement systems, if any is required, by September 30, 1999.

         o Phase 6 - Design contingency plan and business continuation plans in the event of the failure of business systems and processes, facilities, data networking infrastructure, software and components used by our employees due to the Year 2000 millennium change. We expect that the initial contingency and business continuation plan will be in place by November 30, 1999.

         Based on our inventory and assessment to date, we believe that our internal mission critical systems are Year 2000 compliant and that our facilities can be Year 2000 compliant. In addition, we are seeking assurances from our facilities' landlords and equipment vendors and data circuit providers regarding the Year 2000 compliance of their facilities and equipment.

         At this time, we believe that our incremental remediation costs, if any, needed to make our current business systems and processes, including facilities, software and components used by our employees and outsourcing vendors, are not material. While we are incurring some incremental costs, our incurred costs through December 31, 1998 were less than $60,000. Our expected total costs, including remediation and replacement costs, if any, are estimated to be between $100,000 and $200,000 over the life of the Year 2000 project.

         We are contacting our hardware and software vendors, other significant suppliers, manufacturers, outsourcing service providers and other contracting parties to determine the extent to which we are vulnerable to any one of their failures to achieve Year 2000 compliance for their own systems. At the present time, we do not expect Year 2000 issues of any such third parties to materially affect our business.

         Should we fail to solve a Year 2000 compliance problem to our critical business systems and processes, the result could be a failure or interruption to normal business operations.

         Despite the assurances of our third-party suppliers, hardware and software vendors, and outsourcing service providers regarding Year 2000 compliance of their products and services, the potential exists that a Year 2000 problem relating to such third-party suppliers, vendors and outsourcing service providers products and services could have a material impact on our business. We are conducting monthly discussions with our critical outsourcing service providers to determine the progress of their Year 2000 compliance programs.

         Despite extensive preparation and effort to ensure Year 2000 compliance, implementation of our business continuation contingency plan for a very short time may be required while we remediate the Year 2000 problem.

         Despite our belief that our mission critical computer software applications and systems are Year 2000 compliant and our expectation that our enhancement effort will result in Year 2000 compliant systems, we are currently developing a business continuation contingency plan. We expect to finalize our initial contingency plan to complete the testing of all existing systems by November 30, 1999.

         The Foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which certain actions are expected to be completed, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are outsourcing service providers suppliers and vendors, unanticipated system costs, the adequacy of and ability to implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and management does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INVESTMENT RISK

         As of December 31, 1998, our investment portfolio consisted of fixed income securities. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Financial Statements:

     Report of Independent Accountants...................................... 33

     Balance Sheets......................................................... 34

     Statements of Operations .............................................. 35

     Statements of Cash Flows............................................... 36

     Statements of Stockholders' Equity..................................... 37

     Notes to Financial Statements.......................................... 38

Financial Statement Schedules:

     Report of Independent Accountants on Financial Statement Schedules..... 50

     Schedule II -Valuation and Qualifying Accounts and Reserves............ 51

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ScanSoft, Inc.

         In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ScanSoft, Inc. (formerly Visioneer, Inc.) at December 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

San Jose, California
January 27, 1999, except for Note 3, which is as of March 2, 1999

                                 SCANSOFT, INC.
                                 BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                               DECEMBER 31,
                                                                                       -----------------------------
                                                                                           1998            1997
                                                                                       --------------  -------------
                                       ASSETS
Current assets:
   Cash and cash equivalents......................................................        $ 7,659          $11,361
   Short-term investments.........................................................            202            3,029
   Restricted cash................................................................            262               62
   Accounts receivable, less allowances of $4,171 and $5,315......................         13,512           12,295
   Inventory......................................................................          4,777            3,078
   Prepaid expenses and other current assets......................................            929            1,059
                                                                                       --------------  -------------

     Total current assets.........................................................         27,341           30,884
Property and equipment, net.......................................................          1,039            2,454
Other assets......................................................................             65              212
                                                                                       --------------  -------------

     Total Assets.................................................................        $28,445          $33,550
                                                                                       ==============  =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term bank borrowings.....................................................        $ 6,000           $2,821
   Accounts payable...............................................................         11,053           12,837
   Accrued sales and marketing incentives.........................................          1,165            1,460
   Accrued payable to sub-contractors.............................................            625            1,500
   Other accrued liabilities......................................................          1,929            3,877
                                                                                       --------------  -------------

     Total current liabilities....................................................         20,772           22,495
                                                                                       --------------  -------------

Long-term liability...............................................................             91              125

Commitments and contingencies (Note 9)............................................             --               --

Stockholders' equity:
   Common stock, $0.001 par value; 50,000,000 shares authorized; 19,852,952 and
     19,563,854 shares issued and outstanding.....................................             20               20
   Additional paid-in capital.....................................................         87,995           87,682
   Deferred compensation relating to stock options................................            (50)            (150)
   Notes receivable from stockholders.............................................             --              (44)
   Accumulated deficit............................................................        (80,383)         (76,578)
                                                                                       --------------  -------------

     Total stockholders' equity...................................................          7,582           10,930
                                                                                       --------------  -------------

     Total Liabilities and Stockholders' Equity...................................        $28,445          $33,550
                                                                                       ==============  =============

   The accompanying notes are an integral part of these financial statements.

                                 SCANSOFT, INC.
                            STATEMENT OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                           YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                                1998                1997                 1996
                                                          -----------------   ------------------   ------------------
Revenues:
   Product revenues..................................           $74,674            $50,523              $44,233
   Royalty and development revenues..................             4,396              7,100               11,848
                                                          -----------------   ------------------   ------------------

     Total net revenues..............................            79,070             57,623               56,081
                                                          -----------------   ------------------   ------------------

Cost of revenues:
   Cost of product revenues..........................            58,486             49,838               42,164
   Cost of royalty and development revenues..........               884                887                3,303
                                                          -----------------   ------------------   ------------------

     Total cost of revenues..........................            59,370             50,725               45,467
                                                          -----------------   ------------------   ------------------

Gross profit.........................................            19,700              6,898               10,614
                                                          -----------------   ------------------   ------------------

Operating expenses:
   Research and development..........................             4,408              8,115               10,938
   Selling, general and administrative...............            19,150             22,428               26,342
   Non-recurring item (Note 10)......................                --                675                   --
                                                          -----------------   ------------------   ------------------

     Total operating expenses........................            23,558             31,218               37,280
                                                          -----------------   ------------------   ------------------

Operating loss.......................................            (3,858)           (24,320)             (26,666)
Interest income......................................               507                984                2,344
Interest expense.....................................              (454)               (44)                 (70)
                                                          -----------------   ------------------   ------------------

Net loss.............................................           $(3,805)          $(23,380)            $(24,392)
                                                          =================   ==================   ==================

Net loss per share:  basic and diluted...............            (0.19)              (1.20)                (1.34)
                                                          =================   ==================   ==================

Weighted average common shares outstanding:  basic
   and diluted (Note 1)..............................            19,728             19,450               18,255
                                                          =================   ==================   ==================

   The accompanying notes are an integral part of these financial statements.

                                 SCANSOFT, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------
                                                                        1998             1997              1996
                                                                    --------------   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................         $(3,805)         $(23,380)         $(24,392)

   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization............................           1,720             2,052             1,982
     Accounts receivable allowances...........................          (1,144)            1,384             1,400
     Other....................................................             144               385               493
     Changes in assets and liabilities:
       Accounts receivable....................................             (73)           (2,899)           (1,042)
       Inventory..............................................          (1,699)            1,430              (744)
       Prepaid expenses and other current assets..............             130              (148)              631
       Other assets...........................................             147                16               (99)
       Accounts payable.......................................          (1,784)            1,388             1,237
       Accrued sales and marketing incentives.................            (295)           (1,014)              321
       Accrued payable to sub-contractors.....................            (875)              400               775
       Other accrued liabilities..............................          (1,982)              433               574
                                                                    --------------   --------------    --------------

Net cash used in operating activities.........................          (9,516)          (19,953)          (18,864)
                                                                    --------------   --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net sales (purchases) of short--term investments............           2,827             5,718            (3,852)
   Transfer from (to) restricted cash.........................            (200)               --             1,300
   Capital expenditures for property and equipment............            (305)             (348)           (3,086)
                                                                    --------------   --------------    --------------

Net cash provided by (used in) investing activities...........           2,322             5,370            (5,638)
                                                                    --------------   --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term bank borrowings, net............................           3,179             2,821                --
   Proceeds from issuance of common stock, net................             313               732             7,232
   Payments on capitalized lease obligations..................              --                --              (248)
                                                                    --------------   --------------    --------------

Net cash provided by financing activities.....................           3,492             3,553             6,984
                                                                    --------------   --------------    --------------

Net decrease in cash and cash equivalents.....................          (3,702)          (11,030)          (17,518)

Cash and cash equivalents at beginning of year................          11,361            22,391            39,909
                                                                    --------------   --------------    --------------

Cash and cash equivalents at end of year......................          $7,659           $11,361           $22,391
                                                                    ==============   ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid..............................................             444                44                71

   The accompanying notes are an integral part of these financial statements.

                                 SCANSOFT, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except for share amounts)

                                                                                                 Notes
                                               Common Stock       Additional                 Receivable
                                            ------------------      Paid In      Deferred       from       Accumulated
                                              Shares     Amount     Capital    Compensation  Stockholders    Deficit         Total
                                            ----------   ------    ---------    -----------  -----------   -----------    ---------
Balance at December 31, 1995.............   18,371,047   $   18    $  79,444    $     (350)    $  (446)    $  (28,806)    $  49,860

Issuance of common stock pursuant
  to exercise of the over-allotment
  option granted to underwriters.........      600,000        1        6,415             -           -              -         6,416

Deferred compensation expense
  related to stock options...............            -        -            -           100           -              -           100

Issuance of common stock pursuant
  to stock option exercises..............      278,066        -          513             -           -              -           513

Issuance of common stock pursuant
  employee stock purchase plan...........      110,996        -          637             -           -              -           637

Repurchase of restricted stock...........     (157,500)       -          (58)            -         117              -            59

Net loss.................................            -        -            -             -           -        (24,392)      (24,392)
                                            ----------   ------    ---------    ----------     -------     ----------     ---------

Balance on December 31, 1996.............   19,202,609       19       86,951          (250)       (329)       (53,198)       33,193

Deferred compensation expense
  related to stock options...............            -        -            -           100           -              -           100

Issuance of common stock pursuant
  to stock option exercises..............      402,865        1          196             -           -              -           197

Issuance of common stock pursuant
  employee stock purchase plan...........      188,797        -          627             -           -              -           627

Repurchase of restricted stock...........     (230,417)       -          (92)            -         285              -           193

Net loss.................................            -        -            -             -           -        (23,380)      (23,380)
                                            ----------   ------    ---------    ----------     -------     ----------     ---------

Balance on December 31, 1997.............   19,563,854       20       87,682          (150)        (44)       (76,578)       10,930

Deferred compensation expense
  related to stock options...............            -        -            -           100           -              -           100

Issuance of common stock pursuant
  to stock option exercises..............      172,129        -          126             -           -              -           126

Issuance of common stock pursuant
  employee stock purchase plan...........      116,969        -          187             -           -              -             -

Repayment of notes receivable from
  stockholder............................            -        -            -             -          44              -           231

Net loss.................................            -        -            -             -           -         (3,805)       (3,805)
                                            ----------   ------    ---------    ----------     -------     ----------     ---------

Balance on December 31, 1998.............   19,852,952   $   20    $  87,995    $      (50)    $     -     $  (80,383)    $   7,582
                                            ----------   ------    ---------    ----------     -------     ----------     ---------
                                            ----------   ------    ---------    ----------     -------     ----------     ---------

   The accompanying notes are an integral part of these financial statements.

                                 SCANSOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND PRESENTATION

         ScanSoft, Inc. (the "Company") was incorporated as Visioneer, Inc. in the state of California on March 10, 1992 and was reincorporated in the state of Delaware on December 5, 1995. The Company develops and markets scanner hardware and software for sale primarily through retail distributors or directly to retailers. The Company began primarily as a scanner hardware company and spent most of its research and development time on the development of scanner products and related bundled software for this market. In 1997, the Company decided to leverage off the merits of its software in an attempt to penetrate the flatbed scanner market and to introduce stand alone software products. The Company's focus over time has shifted from the hardware business to the software business and during 1997, the Company implemented a strategy to focus its research and development efforts on software development rather than hardware development and to leverage the engineering resources of its manufacturing partners to design future hardware products. As a follow on to this strategy, the Company negotiated an agreement with Primax Electronics, Ltd. ("Primax") to sell the hardware business of the Company which was completed on January 6, 1999. (See
Note 2). As part of the sale to Primax, the name "Visioneer" was also sold and a majority of the Company's employees, including its president and selected vice presidents, became employees of Primax.

         As a result of the change in business strategy, the Company also entered into an agreement to purchase the business of ScanSoft, Inc., an indirect wholly owned subsidiary of Xerox. This transaction was consummated on March 2, 1999. (See Note 3). In connection with this acquisition, the Company changed its name to ScanSoft, Inc.

         The Company's fiscal year ends on the Sunday closest to December 31. Accordingly, fiscal 1998 ended January 3, 1999 and contained 53 weeks. Fiscal years 1997 and 1996 each had 52 weeks. The Company reports quarterly results generally on thirteen-week quarterly periods, each ending on the Sunday closest to month-end. For purposes of presentation, the Company has indicated its accounting year as ending on December 31 or our interim quarterly periods as ending on the respective calendar month-end.

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

         The Company earns royalty and custom software development revenue pursuant to certain license agreements and records revenue when earned. Payments received from customers prior to revenue recognition and gross profits on shipments to customers prior to related revenue recognition are reported as "deferred revenues" and are included in other accrued liabilities in the balance sheet.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less. The Company has classified all its securities as "available for sale." These securities are comprised primarily of commercial paper with maturities within one year. At December 31, 1998 and 1997 the fair market value of these securities approximated cost.

INVENTORY

         Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally one to five years. Leasehold improvements are amortized over the term of the related lease or the useful life, if shorter.

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

INCOME TAXES

         The Company accounts for income taxes utilizing an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's Financial Statements or income tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

COMPREHENSIVE INCOME (LOSS)

         In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The Company's comprehensive loss for 1996, 1997 and 1998 is the same as its reported net loss.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. The Company invests in a wide variety of financial instruments, such as certificates of deposits, commercial paper, municipal debt and U.S. government agency debt. The Company, by policy, limits the amount of credit exposure to any one financial institution. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible receivables based upon expected collectibility of accounts receivable. At December 31, 1998, 1997 and 1996 the Company's top two customers in aggregate accounted for 30%, 42% and 40% respectively, of accounts receivable.

FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

         The estimated fair value of financial instruments at December 31, 1998 and 1997 was not significantly different than the values presented in the balance sheets.

NET LOSS PER SHARE

         Basic loss per share is based on the weighted average number of common shares outstanding, and diluted loss per share is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding. However, because the Company has been in a net loss position on an annual basis since 1995, the effects of potential common shares outstanding have been excluded as they would be anti-dilutive in the loss per share calculation. All options outstanding during 1998, 1997 and 1996 were excluded from diluted loss per share calculations because they were anti-dilutive in view of the losses incurred by the Company.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company is currently assessing the disclosure effects of adopting SFAS 133, which will be effective for the Company's fiscal 2000 financial statements.

NOTE 2.  SALE OF HARDWARE BUSINESS:

         On December 3, 1998, the Company entered into an agreement to sell its hardware assets, liabilities and intellectual property to Primax for approximately $7 million in cash. The terms of the agreement also grant to Primax a software license agreement that allows them to "bundle," market and sell the Company's PaperPort software with Primax hardware products. The agreement requires the payment of certain royalties by Primax to the Company.

         On January 6, 1999 the agreement with Primax was consummated. Accordingly, in the quarter ending March 31, 1999, the Company will report a non-operating gain related to the sale of the hardware business, less costs and expenses of disposing of the business. The most significant assets and liabilities at December 31, 1998 of the hardware business were receivables, inventories and accounts payable in the approximate amounts of $12.7 million, $4.4 million and $10.7 million, respectively. In addition, Primax assumed the lease of the Company's current corporate facilities. The Company entered into an agreement with Primax to pay Primax rent for their use of this facility until the move of the corporate offices to Peabody, Massachusetts after the acquisition of ScanSoft in March 1999.

HARDWARE BUSINESS PRO FORMA INFORMATION (UNAUDITED)

         As a result of the sale of the hardware business on January 6, 1999, the revenues and other operating expenses related to the hardware business will not continue. The following summarizes the unaudited pro forma operating information for the hardware business and the remaining software business for the year ended December 31, 1998:

                                                Hardware        Software
                                                Business        Business          Combined
                                              -------------   -------------     -------------

Total net revenues.........................        $66,015         $13,055           $79,070
Total cost of revenues.....................         55,474           3,896            59,370
                                              -------------   -------------     -------------

Gross profit...............................         10,541           9,159            19,700
                                              -------------   -------------     -------------

Operating expenses:
Research and development...................            734           3,674             4,408
Selling, general and administrative........         15,887           3,263            19,150
                                              -------------   -------------     -------------
     Total operating expenses..............         16,621           6,937            23,558
                                              -------------   -------------     -------------

Operating income (loss) ...................         (6,080)          2,222            (3,858)

Other income (expense) ....................             26              27                53
                                              -------------   -------------     -------------

Net income (loss) .........................        $(6,054)         $2,249           $(3,805)
                                              =============   =============     =============

NOTE 3.  ACQUISITION OF SCANSOFT:

         The Company acquired ScanSoft, a company that develops, markets, distributes and supports systems and software that capture, communicate and print documents at the desktop, effective March 2, 1999 for approximately 6.8 million shares of Common Stock of the Company, 3.6 million shares of non-voting Preferred Stock of the Company and exchange of 1.7 million employee stock options to purchase Common Stock of the Company in exchange for outstanding employee stock options of ScanSoft. Additionally, in conjunction with the acquisition, the Company incurred approximately $1.5 million of acquisition related costs.

         This acquisition is being accounted for under the purchase method of accounting. Based on a preliminary appraisal, the Company expects to record a one time write-off of approximately $4 million in the quarter ending March 31, 1999 related to the estimated value of in-process research and development acquired as part of the purchase. For its year ended December 31, 1998, ScanSoft had net revenues of $21.7 million (unaudited) and a net loss of $1.9 million (unaudited). Also at December 31, 1998 ScanSoft had total assets of approximately $6.8 million (unaudited).

NOTE 4.  BALANCE SHEET COMPONENTS:

         The following table summarizes key balance sheet components:

                                                        December 31,
                                                  -----------------------
                                                    1998          1997
                                                  --------       --------
                                                       (In Thousands)
Inventory:
     Raw materials..............................  $    429       $  1,536
     Work-in-process............................     2,261            329
     Finished goods.............................     2,087          1,213
                                                  --------       --------
                                                  $  4,777       $  3,078
                                                  ========       ========
Property and equipment:
     Machinery and equipment....................  $  3,029       $  3,672
     Software...................................     1,522          1,377
     Leasehold improvements.....................       308            289
     Furniture and fixtures.....................       701            688
                                                  --------       --------
                                                     5,560          6,026
     Accumulated depreciation and amortization..    (4,521)        (3,572)
                                                  --------       --------

                                                     1,039          2,454
                                                  ========       ========


NOTE 5.  BANK LINE OF CREDIT:

         At December 31, 1998, the Company had a $12.5 million line of credit with a bank with an expiration date in March 1999. The line of credit was collateralized by a security interest in the Company's assets and carried an interest rate of 8.25%. At December 31, 1998, the Company had bank borrowings of $6.0 million under this line of credit and the Company was not in compliance with certain covenants, for which the bank issued a waiver. In connection with the sale of the hardware business in January 1999 (see Note 2), the outstanding borrowings were paid and the line of credit was terminated.

NOTE 6.  INCOME TAXES:

         No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1998.

         Deferred tax assets (liabilities) consist of the following:

                                                                 1998         1997
                                                              ----------   ----------
                                                                  (In Thousands)
Deferred Tax Assets:
     Federal and state loss and credit carryforwards......... $   24,414   $   21,774
     Capitalized start-up and development costs..............        882        1,255
     Other asset valuation reserves..........................      2,669        3,473
     Other...................................................      1,961        1,849
                                                              ----------   ----------

     Gross deferred tax assets...............................     29,926       28,351
     Deferred tax liabilities................................       (255)        (119)
     Valuation allowance.....................................    (29,671)     (28,232)
                                                              ----------   ----------

          Net deferred tax assets............................ $        -   $        -
                                                              ==========   ==========


         Management believes that based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that full valuation allowance has been recorded. These factors include the lack of significant history of profits, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, and lack of carryback capacity to realize these assets.

         At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $61 million, of which approximately $900,000 related to tax deductions from stock compensation. The tax benefit related to the stock compensation benefit, when realized, will be accounted for as an addition to additional paid in capital rather than as a reduction of the provision for income tax. Research and development credit carryforwards as of December 31, 1998 were approximately $2.0 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2007, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. At December 31, 1998 the federal net operating loss and credit carryforwards of the Company were not subject to any material limitations. The federal net operating loss carryforwards differ from the accumulated deficit principally due to temporary differences in the recognition of certain expense items for financial statement and federal tax reporting purposes, consisting primarily of certain reserves and allowances not currently deductible for tax and start-up and development costs capitalized for tax purposes.

NOTE 7.  STOCKHOLDERS' EQUITY:

RESTRICTED COMMON STOCK

         In February 1993, the Company's board of directors adopted the 1993 Restricted Stock Purchase Plan (the "Purchase Plan") which provided for the sale of Common Stock to employees and consultants. Restricted shares purchased under the Purchase Plan are subject to a repurchase right by the Company. This repurchase right generally lapses over a 48-month period. This plan was terminated on October 16, 1995. As of December 31, 1998, no shares were subject to repurchase under the Purchase Plan.

COMMON STOCK WARRANTS

         At December 31, 1994, the Company had 101,500 Series C Convertible Preferred Stock warrants outstanding which were exercisable at $4 per share. In conjunction with its initial public offering, 85,000 of these warrants were exercised on a net issuance basis for 65,000 Common shares. The remaining 16,500 warrants automatically converted into Common Stock warrants upon the completion of the Company's initial public offering.
These warrants will expire on June 30, 2004.

         During the quarter ended December 31, 1995 the Company issued a warrant to purchase 110,000 shares of its Series C Convertible Preferred Stock in connection with a technology licensing arrangement. The warrant expires on November 1, 1999 and is exercisable at $9 per share. The Company assigned a value of $300,000 to this warrant. The warrant automatically converted into a Common Stock warrant upon the completion of the Company's initial public offering.

DEFERRED COMPENSATION RELATING TO STOCK OPTIONS

         Based on an independent consultant's valuation report, management believes that the exercise price for certain options granted during 1995 was below the estimated fair value of the Company's Common Stock at the dates of the grants. The Company recorded deferred compensation expense of $400,000 related to these grants which is being amortized over related vesting periods of the options. As of December 31, 1998, the Company has recorded an expense of $350,000 related to this compensation.

NOTES RECEIVABLE FROM STOCKHOLDERS

         In exchange for the issuance of Common Stock in fiscal 1995 and 1994 under the 1993 Restricted Stock Purchase Plan, the Company received notes receivable from certain stockholders that bore interest at rates varying from 4.86% to 7.2% per annum. During 1998, all loan balances were fully settled.

NOTE 8.  STOCK COMPENSATION PLANS:

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

         Options granted under the Option Plan expire no later than ten years from the date of grant (no later than five years for 10% shareholders). The exercise price will be at least 100% and 85% of the fair value of the stock subject to the option on the date the option is granted as determined by the Board of Directors for incentive stock options and non-statutory stock options, respectively (110% of the fair value for 10% shareholders). The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. At the discretion of the Board of Directors, options may be granted with different vesting terms.

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

1997 EMPLOYEE STOCK OPTION PLAN

         In February 1997, the Board of Directors adopted the 1997 Employee Stock Option Plan (the "1997 Option Plan") to provide for the granting of non-statutory stock options only to eligible employees and consultants who are not officers or directors of the Company, with the exception of officers who were not previously employed by the Company and for whom an option grant is an inducement essential to such officers' entering into an employment relationship or contract with the Company. The 1997 Option Plan was adopted in response to the non-availability of options for future grant under the Option Plan. The Company has reserved a total of 1,300,000 shares under this plan.

         Options granted under the 1997 Option Plan expire no later than ten years from the date of grant (no later than five years for 10% shareholders). The exercise price will be at least 100% and 85% of the fair value of the stock subject to the option on the date the option is granted as determined by the Board of Directors for incentive and non-statutory stock options, respectively (110% of the fair value for 10% shareholders). The options generally become exercisable in increments over a period of four years from the date of grant. At the discretion of the Board of Directors, options may be granted with different vesting terms.

NON-STATUTORY OPTION GRANT TO A DIRECTOR

         On April 9, 1997, the Company's Board of Directors granted non-statutory stock options for 30,000 shares of Common Stock to Mr. Jeffrey Heimbuck, in conjunction of him becoming a member of the Company's Board of Directors. The option grants were made outside of the 1995 Directors' Stock Option Plan at an exercise price of $3.50 per share. All such options become exercisable in annual installments of 25% of the total number of shares subject to each option on each anniversary of the date of grant. On October 15, 1998, Mr. Heimbuck resigned as a member of the Company's Board of Directors and the Non-Statutory Option Grant was canceled.

REPRICING OF STOCK OPTIONS

         In January 1998, the Company allowed all holders of outstanding options to exchange higher priced options for new options at $1.75 per share, the fair market value at the time of the exchange. The repricing terms provided that for each seven shares of options exchanged, six new options would be granted. The repriced options maintained the same vesting schedule. Options for 2,656,449 shares were exchanged for new options for 2,276,956 shares and are included in the summary stock option table in the options cancelled and options granted categories.

         The following table summarizes activity under all stock option plans:

                                                                    Options Outstanding
                                                 Shares         --------------------------
                                                Available        Number        Price per
                                                for Grant       of Shares        Share
                                                ---------       ---------    -----   -----

Balance at December 31, 1995.................   1,016,329       1,759,017    $0.15 - $7.00

Options granted..............................  (1,825,600)      1,825,600    $0.40 - $10.75
Options exercised............................           -        (278,066)   $0.15 - $10.75
Options canceled.............................   1,187,841      (1,187,841)   $0.15 - $10.75
                                               ----------      ----------

Balance at December 31, 1996.................     378,570       2,118,710    $0.15 - $10.75

Additional shares authorized.................   2,450,000               -
Options granted..............................  (2,671,200)      2,671,200    $2.63 - $4.50
Options exercised............................           -        (402,865)   $0.15 - $3.50
Options canceled.............................   1,244,135      (1,244,135)   $0.15 - $10.75
                                               ----------      ----------

Balance at December 31, 1997.................   1,401,505       3,142,910    $0.15 - $10.75

Options granted..............................  (3,147,801)      3,147,801    $0.91 - $3.00
Options exercised............................           -        (172,129)   $0.15 - $1.75
Options canceled.............................   3,536,679      (3,566,679)   $0.15 - $7.00
                                               ----------      ----------

Balance at December 31, 1998.................   1,790,383       2,551,903    $0.15 - $10.75
                                               ==========      ==========


1995 EMPLOYEE STOCK PURCHASE PLAN

         In October 1995, the Company instituted an employee stock purchase plan (the "1995 Purchase Plan") and reserved a total of 300,000 shares of the Company's Common Stock for issuance thereunder. On October 3, 1997, at the Company's Annual Meeting of Stockholders, an amendment was approved to increase the shares available in this plan by 400,000 to an aggregate of 700,000. The 1995 Purchase Plan permits employees to acquire shares of the Company's Common Stock through payroll deductions. During 1996, 1997, and 1998 shares issued under this plan aggregated 110,996, 188,797, and 116,969 respectively.

PRO FORMA INFORMATION

         As of December 31, 1998, the Company had five stock-based compensation plans as described above. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for options granted in 1998, 1997 and 1996 under the Company's option plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and pro forma net loss (in thousands) and the Company's net loss and pro forma net loss per share would have been as follows:

                                                             Year Ended December 31,
                                                       -----------------------------------
                                                         1998         1997        1996
                                                       ---------    ----------  ----------
                                                   (In Thousands, except for per share amounts)
Net loss -as reported: basic and diluted............   $ (3,805)    $ (23,380)  $ (24,392)

Net loss per share -pro forma: basic and diluted....   $ (6,483)    $ (25,247)  $ (26,172)

Met loss per share -as reported: basic and diluted..   $  (0.19)    $   (1.20)  $   (1.34)

         The weighted average fair market value of options granted was $ 1.16 per share, $3.87 per share and $3.80 per share for the years ended December 31, 1998, 1997 and 1996, respectively.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the applicable period: expected volatility of 70% for all periods, risk-free interest rate of 5.12% for options granted in 1998, 5.71% for options granted in 1997 and 6.19% for options granted in 1996, and a weighted average expected option term of 5.0 years for all periods. The Company has not paid dividends and assumed no dividend yield.

         The following table summarizes information about stock options outstanding under the 1993 Incentive Stock Option Plan, the 1997 Employee Stock Option Plan, the 1995 Directors' Stock Option Plan and the Non-Statutory Option Grant to Director at December 31, 1998:

                                      Options Outstanding                   Options Exercisable
                         --------------------------------------------   ---------------------------
                                         Weighted
                                          Average         Weighted                      Weighted
                            Shares       Remaining        Average          Shares       Average
Exercise Price Range     Outstanding   Life in Years   Exercise Price   Exercisable  Exercise Price
--------------------     -----------   -------------   --------------   -----------  --------------

$  0.15 -- $  1.06         203,414          8.79            $0.85           46,076        $0.38
$  1.75 -- $  1.75       1,809,239          8.36            $1.75          929,587        $1.75
$  2.25 -- $  2.31         387,250          9.45            $2.30           43,498        $2.31
$  2.63 -- $ 10.75         152,000          8.15            $6.82           73,133        $8.88
                         ---------          ----            -----        ---------        -----
$  0.15 -- $ 10.75       2.551,903          8.55            $2.06        1,092,294        $2.19
                         ---------          ----            -----        ---------        -----


         For the Employee Stock Purchase Plan, the fair value of each purchase right is estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1998, 1997 and 1996: expected volatility of 70% for all three years; risk-free interest rate of 5.12%, 5.71% and 5.17% for 1998, 1997 and 1996, respectively; and expected lives of six months for all three years. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of all purchase rights granted in 1998, 1997 and 1996, were $0.70, $2.14 and $2.89, respectively.

NOTE 9.  COMMITMENTS AND CONTINGENCIES:

OPERATING AND CAPITAL LEASES

         The Company leases its facility in California and certain equipment under noncancelable operating leases. Total rent expense under these operating leases for the years ended December 31, 1998, 1997 and 1996 was $339,000, $657,000, and $546,000, respectively.

         In August 1997, the Company entered into an agreement with a third party to sublease 17,928 square feet within the Company's leased facility in Fremont, California. The term of the sublease is forty-six months. The income is used to offset the Company's rent expense. As indicated in Note 2, as part of the sale of its hardware business, the Company's leases were included in the sale and therefore the Company's lease and sublease commitments outstanding at December 31, 1998, were assumed by Primax.

LETTERS OF CREDIT

         As of December 31, 1998, the Company had two letters of credit outstanding totaling $0.3 million. The letters of credit were secured by the Company's line of credit. The letters of credit are secured by certificates of deposit which are presented as restricted cash at December 31, 1998. As indicated in Note 2, as part of the sale of its hardware business all of the Company's commitments associated with the letters of credit were included in the sale.

LITIGATION AND OTHER CLAIMS

         The Company is a party to litigation and patent infringement matters and claims which arose in the course of the Company's operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a significant adverse effect on the Company's financial position and results of operations. However, should the Company not prevail in any such litigation, its operating results and financial position could be adversely impacted.

NOTE 10.  NON-RECURRING ITEM:

         The Company implemented a restructuring plan of all its organizations in May 1997 which included a decrease of approximately 40% of total employee and consultant headcount. A one-time restructuring charge of $675,000 was recorded in the three month period ended June 30, 1997, representing severance paid to terminated employees.

NOTE 11.  SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

         In 1998, the Company adopted Statement of Financial Accounting Standards (FAS) 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position or the segment information reported in 1997. Based on its management structure, the Company has one reporting segment.

         The following is net sales information by geographic area:

                                        Year Ended December 31,
                                -----------------------------------
                                   1998         1997        1996
                                ----------   ---------    ---------
                                           (In Thousands)

     United States............  $   73,219   $  52,023    $  48,981
     Foreign..................       5,851       5,600        7,100
                                ----------   ---------    ---------
     Total....................  $   79,070   $  57,623    $  56,081
                                ----------   ---------    ---------

         During 1998, two customers accounted for 18% and 12% of total net revenues, respectively. One customer accounted for 21% of total net revenues in 1997. In 1996, one customer accounted for 37% of total net revenues.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of ScanSoft, Inc.

         Our audits of the financial statements referred to in our report dated January 27, 1999, except for Note 3, which is as of March 2, 1999, appearing on page 33 in the 1998 Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PricewaterhouseCoopers LLP

San Jose, California
January 27, 1999

                                   Schedule II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                               ACCOUNTS RECEIVABLE

                                                                  1998                 1997                 1996
                                                             ----------------     ----------------     ----------------

Balance at beginning of period.....................          $      5,315         $      3,931         $      2,531
Additions charged to costs and expenses............                19,480                7,122                4,469
Deductions and write-offs..........................               (20,624)              (5,738)              (3,069)
                                                             ----------------     ----------------     ----------------
Balance at end of period...........................          $      4,171         $      5,315         $      3,931
                                                             ================     ================     ================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding our executive officers and directors as of March 26, 1999.


       Name               Age                Position
       ----               ---                --------

Michael K. Tivnan          46   President, Chief Executive Officer, and Director
Paul A. Ricci(1)(2)        42   Chairman of the Board of Directors
Wayne S. Crandall          40   Vice President Sales and Channel Marketing
Steven C. Ricketts         36   Vice President Marketing
Stanley E. Swiniarski      41   Vice President Development
J. Larry Smart(1)          51   Director
William J. Harding(1)(2)   51   Director
David F. Marquardt(2)      50   Director
Mark B. Myers              59   Director

----------

(1)      Member of the Audit Committee of the Board of Directors.
(2)      Member of the Compensation Committee of the Board of Directors.

         Mr. Tivnan has served as the President and Chief Executive Officer of the Company since March 2, 1999. From February 1998 until March 2, 1999, Mr. Tivnan served as the President of ScanSoft, Inc., which was then operating as an indirect wholly owned subsidiary of Xerox. From November 1993 until February 1998, Mr. Tivnan served as General Manager and Vice President of ScanSoft. From January 1991 until November 1993, Mr. Tivnan served as Chief Financial Officer of ScanSoft.

         Mr. Ricci has served as the Chairman of the Board of Directors since March 2, 1999. Mr. Ricci joined Xerox in 1992 and is currently the Vice President, Corporate Business Development, a position he has held since January 1998. Prior to assuming his current position, Mr. Ricci has held several positions within Xerox, including serving as President, Software Solutions, in Xerox's Document Services Group, and as President of the Desktop Document Systems Division. Mr. Ricci has served as Chairman of the Board of Directors of ScanSoft since June 1997 and has served as the sole director of ScanSoft since September 1996. From September 1996 until February 1998, Mr. Ricci served as President of ScanSoft.

         Mr. Crandall has served as the Vice President Sales and Channel Marketing of the Company since March 2, 1999. From December 1989 until March 2, 1999, Mr. Crandall oversaw all domestic and international sales activity of ScanSoft, Inc., which was then operating as an indirect wholly owned subsidiary of Xerox. Mr. Crandall originally joined ScanSoft in November 1988 as the Director of North America Sales.

         Mr. Ricketts has served as Vice President Marketing of the Company since March 2, 1999. Mr. Ricketts joined ScanSoft, Inc., which was then oeprating as an indirect wholly owned subsidiary of Xerox, in December 1992 as the Manager of OEM Marketing and held roles that include leadership over the program management teams and worldwide product marketing function. Mr. Ricketts served as Director of Marketing of ScanSoft for three years before being promoted to Vice President in August 1998.

         Mr. Swiniarski has served as Vice President Development of the Company since March 2, 1999. From November 1991 until March 2, 1999, Mr. Swiniarski served as the Director of Product Development. From 1988 until 1991, Mr. Swiniarski served as the Director of Technology Development and Marketing for Siemens Nixdorf Information Systems, Inc. and held a number of engineering positions with software companies that include Apollo Computer, High Order Software, Inc. and Systems Architects, Inc.

         Mr. Smart has served as a director of the Company since March 2, 1999. From April 1997 until March 2, 1999, Mr. Smart served as President and Chief Executive Officer of Visioneer. Mr. Smart served as Chairman of the Board of Directors of Visioneer from February 1997 until April 1997. From April 1996 to March 1997, Mr. Smart was Chairman, President and Chief Executive Officer of StreamLogic Corporation, a network storage company. From July 1995 to March 1996, Mr. Smart was President and CEO of Micropolis Corporation, a disk drive design and manufacturing company. From March 1994 to February 1995, Mr. Smart was President and Chief Executive Officer of Maxtor Corporation, a disk drive development and manufacturing company. Mr. Smart currently serves as Chairman of the Board of Southwall Technologies Inc., a thin film technology company, and is a director of Savoir Technology Group, Inc., a distributor of electronic components and systems, and Midisoft Corp., a developer of music and sound software for personal computers.

         Dr. Harding has served as a director of the Company since May 1995. Since 1994, Dr. Harding has been a general partner of Morgan Stanley Venture Partners II, L.P., which manages the Morgan Stanley Venture Capital Funds. During 1994, Dr. Harding was a private investor. From 1985 through 1993, Dr. Harding was a general partner of J.H. Whitney & Co., a venture capital firm.

         Mr. Marquardt has served as a director of the Company since November 1992. Since August 1980, Mr. Marquardt has been a general partner of Technology Venture Investors, a venture capital firm. Mr. Marquardt currently serves as a director of Auspex Systems, Inc., a provider of network server hardware and software.

         Dr. Myers has served as a director of the Company since March 2, 1999. Since February 1992, Dr. Myers has served as Senior Vice President, Xerox Research and Technology, responsible for worldwide research and technology. Dr. Myers earned an A.B. degree from Earlham College, Richmond, Indiana in 1960, and a Ph.D. in material sciences from Pennsylvania State University in 1964.

ITEM 11.EXECUTIVE COMPENSATION

         The following table provides certain summary information for the fiscal years 1996, 1997 and 1998 concerning compensation paid to the Company's Chief Executive Officer and to the Company's four other named executive officers whose compensation exceeded $100,000 in 1998 (the "Named Executive Officers").

                                                      ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                        ------------------------------------------------  ------------------------
                                                                          OTHER ANNUAL     SECURITIES UNDERLYING
     NAME AND PRINCIPAL POSITION        YEAR     SALARY       BONUS(1)    COMPENSATION          OPTIONS(#)
--------------------------------------  ------  ----------   -----------  --------------  ------------------------

J. Larry Smart(2) .................     1998     $314,357    $154,500     $      --               698,574
   President and Chief Executive        1997      190,500      98,429        21,500               815,000
     Officer                            1996           --          --            --                    --

Rudolph E. Burger..................     1998      193,269      25,000            --               215,128
   Senior Vice President of Business    1997      173,077      27,424            --               205,000
   Development                          1996      137,307          --            --                40,006

Geoffrey C. Darby(3) ..............     1998      117,944      10,000            --                71,430
   Vice President of Finance and        1997      159,346      17,498            --                10,000
   Chief Financial Officer              1996      156,000      20,000            --                30,000

Murray Dennis(4) ..................     1998      193,817      86,550            --               222,577
   Vice President of Sales and          1997      175,000      80,045            --                75,000
Marketing                               1996       87,500      51,023            --               150,000

Michael T. Burt(5) ................     1998      136,254      20,000            --               130,715
   Vice President of Operations         1997       83,077      21,522            --               100,000
                                        1996           --          --            --                    --
----------

(1) Includes amounts paid in the subsequent year for bonuses earned in the indicated year.

(2) Mr. Smart joined the Company in April 1997.

(3) Mr. Darby left the Company in August 1998.

(4) Mr. Dennis joined the Company in May 1996.

(5) Mr. Burt joined the Company in April 1997.

RECENT OPTION GRANTS

         The following table sets forth certain information regarding options granted during the fiscal year ended January 3, 1999 to the Named Executive Officers.

                                       Percent of                                   Potential Realizable Value at
                                      Total Options                                 Assumed Annual Rates of Stock
                       Securities      Granted to       Exercise                    Price Appreciation for Option
                       Underlying     Employees in       or Base                             Term ($)(2)
                        Options          Fiscal           Price      Expiration   -----------------------------------
       Name            Granted(#)      Year(%)(1)       ($/Share)       Date            5%                10%
--------------------  -------------  ----------------  ------------  -----------  ---------------  ------------------

J. Larry Smart          115,715           3.68%           $1.75        4/1/07        $114,980      $    284,938
                        154,287           4.90             1.75        7/1/07         158,831           396,591
                        428,572          13.61             1.75       10/1/07         455,772         1,146,159

Rudolph E. Burges        34,286           1.09             1.75       9/27/05          27,389            65,072
                        156,556           4.97             1.75       5/20/07         158,384           393,998
                          4,286           0.14             1.75       10/6/07           4,558            11,462
                         20,000           0.64             2.31       6/23/08          29,055            73,631

Geoffrey C. Darby        17,143           0.54             1.75       12/9/08          21,085            54,860
                         25,715           0.82             1.75       7/25/06          23,233            56,476
                          8,572           0.27             1.75       10/6/07           9,116            22,925
                         20,000           0.64             2.31       6/23/08          29,055            73,631

Murray Dennis             2,111           0.07             1.75       7/24/06           1,906             4,634
                        126,461           4.02             1.75       7/25/06         114,254           277,735
                         52,576           1.67             1.75        2/4/07          51,166           126,249
                         21,429           0.68             1.75       10/6/07          22,789            57,309
                         20,000           0.64             2.31       6/23/08          29,055            73,631

Michael T. Burt          85,715           2.72             1.75        5/8/07          86,336           214,571
                         25,000           0.79             3.00       3/30/08          47,167           119,531
                         20,000           0.64             2.31       6/23/08          29,055            73,631
----------

(1) Based on options to purchase an aggregate of 3,147,801 shares of common stock granted during fiscal 1998.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of five percent (5%) and ten percent (10%) compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of our common stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares of common stock. The actual gains, if any, on the stock option exercises will depend on the future performance of our common stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised.

         The following table shows the number of shares of common stock represented by outstanding stock options held by each of the Named Executive Officers as of January 3, 1999.

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES(1)

                                     Number of Securities Underlying            Value of Unexercised In-the-Money
                                      Unexercised Options at Fiscal                 Options at Fiscal Year-End
            Name                    Year-End Exercisable/Unexercisable            ($) Exercisable/Unexercisable
-----------------------------    -----------------------------------------    ---------------------------------------

J. Larry Smart                               395,001/303,573                                $--/--
Rudolph E. Burges                             86,825/138,303                                 863/6,038
Geoffrey C. Darby                                 --/--                                      --/--
Murray Dennis                                 91,136/121,723                                 --/--
Michael T. Burt                               42,901/87,814                                  --/--
----------

(1) Based on a per share price of $1.1875, the closing price of our common stock as reported by The Nasdaq National Market on December 31, 1998, the last trading day of the fiscal year.


         In January 1998, the Company allowed all holders of outstanding options to exchange higher priced options for new options at $1.75 per share, the fair market value at the time of the exchange. The repricing terms provided that for each seven shares of options exchanged, six new options would be granted. The repriced options maintained the same vesting schedule. Options for 2,656,449 shares were exchanged for new options for 2,276,956 shares.

                                          TEN-YEAR OPTION/SAR REPRICINGS
                                              (as of March 26, 1999)
                                                                                                            LENGTH OF
                                                                                                             ORIGINAL
                                                                                                           OPTION TERM
                                     NUMBER OF                                                              REMAINING
                                    SECURITIES     NUMBER OF     MARKET PRICE      EXERCISE                 AT DATE OF
                                    UNDERLYING     SHARES        OF STOCK AT    PRICE AT TIME    NEW        REPRICING
                                   OPTIONS/SARS     REISSUED       TIME OF       OF REPRICING    EXERCISE       OR
                        DATE OF     REPRICED OR    7:6 RATIO     REPRICING OR    OR AMENDMENT    PRICE      AMENDMENT
  EXECUTIVE OFFICER     REPRICING   AMENDED (#)       (#)       AMENDMENT ($)        ($)           ($)       (YEARS)
----------------------  ---------- --------------  -----------  --------------- ---------------  --------  -------------

J. Larry Smart......     1/12/98      135,000        115,715         $1.75           $3.75       $1.75         9.25
   President and         1/12/98      180,000        154,287          1.75            3.44        1.75         9.50
   Chief Executive       1/12/98      500,000        428,572          1.75            3.88        1.75         9.75
   Officer

Jay Hanson..........     7/25/96        5,000          5,000          6.50           10.75        6.50         9.83
   Vice President,       1/12/98       10,000          8,572          1.75            4.25        1.75         7.67
   Engineering           1/12/98        5,000          3,750          1.75            4.25        1.75         7.67
                         1/12/98        5,000          4,286          1.75            6.50        1.75         8.58
                         1/12/98        5,000          4,286          1.75            6.50        1.75         8.58
                         1/12/98       10,000          8,572          1.75            3.50        1.75         9.08
                         1/12/98        8,000          6,858          1.75            2.63        1.75         9.42
                         1/12/98        3,300          2,829          1.75            3.63        1.75         9.67
                         1/12/98       30,000         25,715          1.75            3.88        1.75         9.75

Bruce S. Mowery.....     7/25/96      150,000        150,000          6.50           10.75        6.50         9.83
   Vice President
   Marketing

BOARD MEETINGS AND COMMITTEES

         The Board of Directors held a total of 15 meetings during the fiscal year ended January 3, 1999. Each director attended at least 75% of the aggregate number of meetings of (i) the Board of Directors and (ii) the committees of the Board of Directors on which he served, except David F. Marquardt, who attended 66.6% of the meetings.

         The Board of Directors has an Audit Committee and a Compensation Committee. It does not have a nominating committee or a committee performing the functions of a nominating committee.

         The Audit Committee of the Board of Directors, which currently consists of directors Paul A. Ricci, J. Larry Smart and William J. Harding, held one meeting during 1998. The Audit Committee, which meets periodically with management and our independent public accountants, recommends engagement of our independent public accountants and is primarily responsible for approving the service performed by our independent public accountants and reviewing and evaluating our accounting principles and the adequacy of our internal auditing procedures and controls.

         The Compensation Committee of the Board of Directors, which currently consists of directors Paul A. Ricci, William J. Harding and David F. Marquardt, held three meetings during 1998. The Compensation Committee, in conjunction with the Board of Directors, establishes salaries, incentives and other forms of compensation for directors, officers and other employees, administers the various incentive compensation and benefit plans (including our stock purchase and stock option plans) and recommends policies relating to such plans.

COMPENSATION OF DIRECTORS

         Nonemployee directors of the Company are automatically granted options to purchase shares of the Company's Common Stock pursuant to the terms of the Company's 1995 Directors' Stock Option Plan (the "Directors' Option Plan"). Under such plan, each person who was a nonemployee director of the Company on the date of the Company's initial public offering, which was December 11, 1995, was granted an option to purchase 20,000 shares of Common Stock on the date of such offering and each person who thereafter first becomes a nonemployee director will be granted an option to purchase 20,000 shares of Common Stock on the date on which he or she first becomes a nonemployee director (the "First Option"). Thereafter, on January 1 of each year, commencing January 1, 1997, each nonemployee director shall be automatically granted an additional option to purchase 5,000 shares of Common Stock (a "Subsequent Option") if, on such date, he or she shall have served on the Company's Board of Directors for at least six
(6) months. The Directors' Plan provides that the First Option shall become exercisable in installments as to twenty-five percent (25%) of the total number of shares subject to the First Option on each anniversary of the date of grant of the First Option and each Subsequent Option shall become exercisable in full on the first anniversary of the date of grant of that Subsequent Option. Options granted under the Directors' Option Plan have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, and a term of ten (10) years. Pursuant to the Directors' Option Plan, on January 1, 1998, each nonemployee director was granted an option to purchase 5,000 shares of Common Stock. The terms of such options, including vesting terms, are substantially similar to the terms of the First Option.

CHANGE IN CONTROL AND EMPLOYMENT AGREEMENTS

AGREEMENTS WITH VISIONEER'S EXECUTIVE OFFICERS

         Two executive officers of Visioneer prior to the merger, J. Larry Smart, President and Chief Executive Officer and a director, and Murray Dennis, Vice President of Sales and Marketing, executed employment and non-compete agreements with Primax V Acquisition Corp., a wholly owned subsidiary of Primax Electronics Ltd. After the sale of the hardware business to Primax in January 1999, Mr. Dennis became employed by Primax, and received a signing bonus paid by Primax equal to six months of his Visioneer salary as part of his new employment compensation package. He also released Visioneer from its obligations under his existing employment agreement with Visioneer. Mr. Smart is entitled to receive payment of six months additional salary by Visioneer since his termina-tion of employment. Michael T. Burt, Vice President of Operations, received a payment of four months additional salary upon termination of employment. Pursuant to an engagement letter dated August 11, 1998 between Visioneer and The Brenner Group LLC, Richard Brenner serves as the Company's Chief Financial Officer. Visioneer paid The Brenner Group hourly fees for Mr. Brenner's services and paid a success fee of 90,000 for completion of the hardware sale and the merger with ScanSoft. The total amount of payments to Messrs. Smart and Brenner will be approximately 325,000.

         In November 1998, Visioneer's Board of Directors approved the acceleration of vesting of 50% of unvested options held by Messrs. Dennis and Burt upon each individual's termination of employment with Visioneer. Visioneer also accelerated the vesting of certain options held by Mr. Smart in accordance with the vesting schedules set forth in letter agreements between Visioneer and Mr. Smart dated April 9, 1997, July 7, 1997 and October 6, 1997. Options to purchase a total of approximately 151,787 shares held by Mr. Smart have also been accelerated.

         In November 1998, Visioneer's Board of Directors also approved offering to employees, including executive officers, whose employment was terminated by Visioneer prior to the effective time of the merger the right to receive 0.20 per share for each option share held by such employee that is or would have vested as of the effective time of the merger (including options that will be accelerated prior to such time), provided that the employee agreed to terminate all additional outstanding unvested options held by such employee. Accordingly, Mr. Dennis received approximately 30,500 for options exercisable as of the date of the hardware sale to Primax and options accelerated as a result of their termination of employment. Similarly, Messrs. Smart and Burt received approximately 134,000 and 17,400, respectively, for options that would be exercisable as of the closing of the merger and for options accelerated in connection with the closing of the merger or their termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 26, 1999, as to (1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) all directors and executive offices as a group.

                                                                           SHARES BENEFICIALLY OWNED(2)
                                                                      ---------------------------------------
              NAME AND ADDRESS OF BENEFICIAL OWNER(1)                           NUMBER          PERCENT
--------------------------------------------------------------------  ------------------    -----------------

Xerox Imaging Systems, Inc.(3)....................................        11,853,602               45.0%
     800 Long Ridge Road
     Stamford, CT 06904
Technology Venture Investors - IV.................................           917,001                3.5
     2480 Sand Hill Road
     Menlo Park, CA 94025
Morgan Stanley Venture Capital Fund II, L.P.(4)...................           734,036                2.8
     3000 Sand Hill Road
     Building 4, Suite 250
     Menlo Park, CA 94025
Michael K. Tivnan(5)..............................................            80,938                *
Paul A. Ricci(6)..................................................           130,000                *
Wayne S. Crandall(7)..............................................            46,275                *
Steven C. Ricketts(8).............................................            21,765                *
Stanley E. Swiniarski(9)..........................................            28,214                *
William J. Harding(10)............................................           759,036                2.9
David F. Marquardt(11)............................................           945,451                3.6
Mark B. Myers.....................................................                --               --
J. Larry Smart(12)................................................             8,346                *
All directors and executive officers as a group
     (9 persons)(13)..............................................         2,020,026                7.6%

----------

*        Less than 1%.

(1) Unless otherwise indicated, the address for the following stockholders is c/o ScanSoft, Inc., 9 Centennial Drive, Peabody, Massachusetts
         01960.

(2) Applicable percentage ownership is based on 26,355,780 shares of common stock outstanding as of March 26, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange
         Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 26, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage of ownership of any other person.
         The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to the community property laws where applicable and except as indicated in the other footnotes to this table.

(3)      Excludes a warrant to purchase up to 1,738,552 shares of common stock.

(4)      Includes 486,544 shares owned by Morgan Stanley Venture Capital Fund
         II, L.P., 126,276 shares owned by Morgan Stanley Venture Investors,
         L.P., 121,216 shares owned by Morgan Stanley Venture Capital Fund II,
         C.V.


(5) Includes 70,938 shares subject to options exercisable within 60 days of March 26, 1999.

(6)      Excludes 11,853,602 shares of common stock held by Xerox Imaging
         Systems, Inc.

(7) Includes 36,275 shares subject to options exercisable within 60 days of March 26, 1999.

(8) Includes 21,765 shares subject to options exercisable within 60 days of March 26, 1999.

(9) Includes 28,214 shares subject to options exercisable within 60 days of March 26, 1999.

(10)     Includes 486,544 shares owned by Morgan Stanley Venture Capital Fund
         II, L.P., 126,276 shares owned by Morgan Stanley Venture Investors,
         L.P., 121,216 shares owned by Morgan Stanley Venture Capital Fund II,
         C.V., and 25,000 shares subject to options exercisable within 60 days of March 26, 1999 held by William J. Harding, a director of ScanSoft.
         Dr. Harding is a general partner of Morgan Stanley Venture Partners II,
         L.P., the general partner of Morgan Stanley Venture Capital II, L.P.,
         Morgan Stanley Venture Investors, L.P., and Morgan Stanley Venture
         Capital Fund II, C.V., and, as such, may be deemed to share voting and investment power with respect to such shares. Dr. Harding disclaims beneficial ownership with respect to such shares except to the extent of his pecuniary interest in such shares.

(11) Includes 917,001 shares owned by Technology Venture Investors IV, L.P., and 25,000 shares subject to options exercisable within 60 days of March 26, 1999, held by David F. Marquardt, a director of ScanSoft. Mr.
         Marquardt is a general partner of TVI Management IV, L.P., which is the sole general partner of Technology Venture Investors IV, L.P., and, as such, Mr. Marquardt may be deemed to share voting and investment power with respect to such shares. Mr. Marquardt disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such shares. Also includes 3,450 shares held directly by Mr.
         Marquardt.

(12) Includes 6,250 shares subject to options exercisable within 60 days of March 26, 1999.

(13) Includes 213,442 shares subject to options exercisable within 60 days of March 26, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)  Transactions with Management and Others

         The following is a summary of certain agreements we have entered into with Xerox, which currently owns approximately 45% of our outstanding common stock. The following summaries of these agreements are qualified in their entirety by reference to each of the agreements, copies of which are included as exhibits to this Report.

         VOTING AGREEMENT. Xerox, Xerox Imaging Systems, Inc., Visioneer and several holders of Visioneer common stock entered into a voting agreement effective at the close of the merger with ScanSoft, pursuant to which they agreed to vote to elect certain nominees to the Board of Directors, including up to two persons designated by Xerox (the "Voting Agreement").

         At each annual meeting of stockholders during the term of the Voting Agreement, or at any special meeting of stockholders at which board members are to be elected, the parties to the Voting Agreement will vote their shares so as to elect the following directors:

                  (i) so long as Xerox owns at least 20% of our outstanding voting stock: two persons designated by Xerox, two individuals designated by the four members of the Board of Directors who were not nominated by Xerox and who are not our Chief Executive Officer or our then-current Chief Executive Officer, and two independent members with relevant industry experience who are to be designated by at least four out of the five directors who are not considered to be independent directors; or

                  (ii) so long as Xerox owns at least 10% of our outstanding voting stock: one person designated by Xerox, two individuals designated by the five members of the board who were not nominated by Xerox and who are not our Chief Executive Officer or our then-current Chief Executive Officer, and three independent members with relevant industry experience who are designated by at least three out of the four directors who are not considered to be independent directors.

         The Voting Agreement will terminate upon the earliest to occur of: (1) the sale of all or substantially all of our property or business or our merger into or consolidation with any other corporation or if we effect any other transaction(s) in which more than 50% of our voting power is disposed of; (2) such time as Xerox owns less than 10% of our outstanding voting stock; or (3) such time as the non-reporting person parties to the Voting Agreement own, in the aggregate, less than 7% of our outstanding voting stock; provided, however, that if such time occurs prior to March 2, 2001 and Xerox holds at such time shares of our Series B Preferred Stock, the Voting Agreement will not terminate until the earlier of (x) March 2, 2001 or (y) the date on which Xerox (together with its affiliates) no longer holds any shares of our Preferred Stock.

         THE SERIES B PREFERRED STOCK. In connection with the merger, Xerox Imaging Systems, Inc. was issued 3,562,238 shares of our nonvoting Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock on a share-for-share basis at the option of Xerox Imaging Systems, Inc. at any time after March 2, 2001; provided, however, that the Series B Preferred Stock becomes convertible immediately if Xerox Imaging Systems, Inc.'s ownership of our outstanding common stock is less than 30%, unless such conversion would result in Xerox Imaging Systems, Inc. owning more than 50% of our outstanding common stock. The Series B Preferred Stock is entitled to noncumulative dividends at the rate of 0.065 per annum only if and to the extent declared by our Board of Directors. The Series B Preferred Stock has a liquidation preference of 1.30 per share plus all declared but unpaid dividends. The Series B Preferred Stock does not have any voting rights, except for such rights as are provided under Delaware law.

         COMMON STOCK WARRANT. At the closing of the merger, we issued to Xerox Imaging Systems, Inc. a ten-year warrant (the "Warrant") that allows Xerox Imaging Systems, Inc. to acquire a number of shares of common stock equal to the number of options to purchase common stock (whether vested or unvested) that remain unexercised at the termination of any ScanSoft option assumed by us in the merger. The exercise price for each warrant share is the same as the exercise price of each assumed ScanSoft option, as adjusted by the exchange ratio in the merger. If all of the assumed ScanSoft options terminate without being exercised, Xerox Imaging Systems, Inc. would be entitled to purchase approximately 1,738,552 additional shares of our common stock. The Warrant is exercisable at any time that shares are available for acquisition under the Warrant; provided, however, Xerox Imaging Systems, Inc. may not exercise the Warrant prior to two years from the date of its initial issuance unless, immediately after such exercise, Xerox Imaging Systems, Inc. owns directly or indirectly a number of outstanding shares of our common stock that represents less than 45% of the total number of shares of our common stock outstanding immediately after such exercise.

         REGISTRATION RIGHTS AGREEMENT. We have entered into a registration rights agreement (the "Registration Rights Agreement") with Xerox and Xerox Imaging Systems, Inc. in connection with the merger with ScanSoft. Pursuant to the Registration Rights Agreement, Xerox may demand registration under the Securities Act of some or all of the shares of common stock owned by Xerox (including upon conversion of the Series B Preferred Stock or pursuant to the exercise of the Warrant). Each such registration will be at our expense. We may postpone such a demand under certain circumstances. In addition, Xerox may request that we include shares of common stock held by Xerox in any registration proposed by us of our common stock.

         (b)  Certain Business Relationships

                 Not applicable.

         (c)  Indebtedness of Management

                 Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as a part of this Report:

              (1)  Financial Statements - See Index to Financial Statements in
                   Item 8 of this Report.

              (2) Financial Statement Schedule - The following financial statement schedule for our fiscal years ended December 31, 1998, 1997 and 1996 is contained in Item 8 of this Report:

                   II - Valuation and Qualifying Accounts and Reserves

                   Report of PricewaterhouseCoopers LLP, Independent Accountants. Refer to Item 8 above.

                   All other schedules have been omitted as the requested information is inapplicable or the information is presented in the financial statements or related notes included as part of this Report.

              (3)  Exhibits -Refer to Item 14(c) below.

         (b)  Reports on Form 8-K.

              (1) On December 8, 1998, the Registrant filed a current report on Form 8-K, dated December 3, 1998, to report under Item 5 the signing of the agreement to acquire ScanSoft and to sell its hardware business to Primax Electronics, Ltd., and to file, under Item 7, the press releases associated therewith.

         (c)  Exhibits.

         Exhibits (numbered in accordance with Item 601 of Regulation S-K)

  Exhibit No.                     Description of Exhibits
  -----------                     -----------------------

2.1(1) Agreement and Plan of Merger dated December 2, 1998, between Visioneer, Inc., a Delaware corporation, and ScanSoft, Inc., a Delaware corporation.

3.1(2)         Bylaws of Registrant.

3.2(3)         Amended and Restated Certificate of Incorporation of Registrant.

4.1(3)         Specimen Common Stock Certificate.

4.2(4) Preferred Shares Rights Agreement, dated as of October 23, 1996, between the Registrant and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.3 Voting Agreement dated March 2, 1999 between Xerox, Xerox Imaging Systems, Inc., Visioneer, Inc. and several holders of Visioneer common stock.

  Exhibit No.                       Description of Exhibits
  -----------                       -----------------------

10.1(2)        Form of Indemnification Agreement.

10.2(2)**      1993 Incentive Stock Option Plan and form of Option Agreement.

10.3(2)**      1995 Employee Stock Purchase Plan and form of Subscription
               Agreement.

10.4(2)**      1995 Directors' Option Plan and form of Option Agreement.

10.5(5)**      1997 Employee Stock Option Plan.

10.6(5)**      Director 1997 Compensation Plan.

10.7(2) LZW Paper Input System Patent License Agreement dated October 20, 1995 between the Registrant and Unisys Corporation.

10.8(2) Patent License agreement dated November 13, 1995 between the Registrant and Wang Laboratories, Inc.

10.9(2) Building Lease dated May 21, 1996 between the Registrant and John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery, Separate Property Trust) as amended.

10.10(2) Software License Agreement dated August 14, 1996 between the Registrant and Hewlett-Packard Company.

10.11(6) Form of Employment Agreement between the Registrant and each individual who was an executive officer prior to the merger with ScanSoft and the sale of the hardware business.

10.12+ Software Distribution Agreement dated April 26, 1995 between Xerox Imaging Systems, Inc. and Tech Data Corporation.

10.13 Assignment, Assumption, Renewal and Modification Agreement dated June 18, 1997 between Xerox Imaging Systems, Inc., ScanSoft, Inc. and Tech Data Product Management, Inc.

10.14+ Distribution Agreement dated September 22, 1993 between Ingram Micro, Inc. and Xerox Imaging Systems, Inc., as amended.

10.15+ Gold Disk Bundling Agreement: Pagis SE & Pagis Pro, dated June 29, 1998 between Xerox Corporation, through its Channels Group and ScanSoft, Inc., as amended.

10.16+ Gold Disk Bundling Agreement dated March 25, 1998 between Xerox Corporation, Office Document Products Group and ScanSoft, Inc.

23.1           Consent of PricewaterhouseCoopers LLP.

24.1           Power of Attorney. (See page 66)

27.1           Financial Data Schedule.

----------

**       Denotes Management compensatory plan or arrangement.

+ Confidential Treatment requested pursuant to a request for confidential treatment filed with the Commission on April 2, 1999. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit. The omitted information has been filed separately with the Commission as part of the confidential treatment request.

(1) Incorporated by reference from the Registrant's Registration Statement on From S-4 (No. 333-70603) filed with the Commission on January 14, 1999.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-98356) filed with the Commission on October 19, 1995.

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-74343) filed with the Commission on March 12, 1999.

(4) Incorporated by reference from the Registrant's current Report on Form 8-K dated October 30, 1996.

(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(6) Incorporated by reference from the Registrant's Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on March 29th, 1999.

                                     SCANSOFT, INC.



                                     By:          /s/ MICHAEL K. TIVNAN
                                        ---------------------------------------
                                                    Michael K. Tivnan
                                          President and Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael K. Tivnan and Richard M. Brenner, and each of them, his attorneys-in-fact and agents, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therein, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1933, this Amendment to Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

         Signature                                    Title                          Date
         ---------                                    -----                          ----

  /S/ MICHAEL K. TIVNAN             President, Chief Executive Officer and      March 29, 1999
------------------------------      Director (Principal Executive Officer)
     Michael K. Tivnan

 /S/ RICHARD M. BRENNER             Chief Financial Officer (Principal          March 29, 1999
------------------------------      Accounting Officer)
     Richard M. Brenner

     /S/ PAUL RICCI                 Director                                    March 29, 1999
------------------------------
         Paul Ricci

   /S/ J. LARRY SMART               Director                                    March 29, 1999
------------------------------
       J. Larry Smart

 /S/ DAVID F. MARQUARDT             Director                                    March 29, 1999
------------------------------
     David F. Marquardt

   /S/ WILLIAM HARDING              Director                                    March 29, 1999
------------------------------
      William Harding

     /S/ MARK MYERS                 Director                                    March 29, 1999
------------------------------
         Mark Myers