Form 10-Q
period 1999-03-31
SCANSOFT INC
filed 1999-05-17
CIK 1002517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


                         COMMISSION FILE NUMBER 0-27038


                                 SCANSOFT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                        94-3156479
  (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)




                               9 CENTENNIAL DRIVE
                                PEABODY, MA 01970
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                                  (978) 977-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         26,364,235 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of April 30, 1999

================================================================================

                                 SCANSOFT, INC.

                                    FORM 10-Q
                        THREE MONTHS ENDED MARCH 31, 1999

                                      INDEX

                                                                           PAGE
                                                                           ----

                 PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements
         a)   Condensed Balance Sheets at March 31, 1999 and
              December 31, 1998.........................................
         b)   Condensed Statements of Operations for the three month
              periods ended March 31, 1999 and March 31, 1998...........
         c)   Condensed Statements of Cash Flows for the three month
              periods ended March 31, 1999 and March 31, 1998...........
         d)   Notes to Condensed Financial Statements...................
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....

                 PART II:  OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders............
Item 6.  Exhibits and Reports on Form 8-K...............................
Signatures..............................................................

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                 SCANSOFT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    UNAUDITED

                                     ASSETS
                                                                                    March 31,      December 31,
                                                                                      1999             1998
                                                                                -------------    ---------------
Current Assets:
     Cash and cash equivalents.........................................         $       6,544    $         7,659
     Short-term investments............................................                   290                202
     Restricted cash...................................................                    --                262
     Accounts receivable, less allowances of $2,357 and $4,171.........                 3,789             13,512
     Inventory, net....................................................                   550              4,777
     Prepaid insurance.................................................                   236                 45
     Prepaid royalties.................................................                   120                201
     Prepaid expenses and other current assets.........................                   561                683
                                                                                -------------    ---------------
        Total current assets...........................................                12,090             27,341
     Property and equipment, net.......................................                   869              1,039
     Acquired intangible assets, net...................................                10,938                 --
     Other assets......................................................                   240                 65
                                                                                -------------    ---------------
TOTAL ASSETS                                                                    $      24,137    $        28,445
                                                                                =============    ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short term bank borrowings........................................         $          --    $         6,000
     Accounts payable..................................................                   709             11,053
     Accrued wages.....................................................                   607                216
     Accrued sales and marketing expenses..............................                   866              1,165
     Accrued royalties.................................................                   290                457
     Deferred revenue..................................................                   114                843
     Other accrued liabilities.........................................                 1,127              1,038
                                                                                -------------    ---------------
        Total current liabilities......................................                 3,713             20,772
                                                                                -------------    ---------------
Long term liabilities..................................................                    --                 91
                                                                                -------------    ---------------
Stockholders' equity:
     Non-voting Preferred stock, $0.001 par value; 3,562,238 shares
        authorized, issued and outstanding.............................                     4                 --
     Common stock, $0.001 par value; 50,000,000 shares authorized;
        26,344,380 and 19,852,952 shares issued and outstanding,
        respectively...................................................                    26                 20
     Treasury stock, 331,740 shares....................................                  (684)                --
     Additional paid in capital, Common................................               100,857             87,995
     Additional paid in capital, Preferred.............................                 4,628                 --
     Deferred compensation relating to stock options...................                    --                (50)
     Accumulated deficit...............................................               (84,407)           (80,383)
                                                                                -------------    ---------------
        Total stockholders' equity.....................................                20,424              7,582
                                                                                -------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................         $      24,137    $        28,445
                                                                                =============    ===============


   The accompanying notes are an integral part of these financial statements.

                                 SCANSOFT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                                      Three months ended
                                                                                          March 31,
                                                                          ---------------------------------------
                                                                                  1999                 1998
                                                                          -----------------     -----------------

Revenue................................................................   $           4,508     $          19,965

Costs and expenses:
     Cost of revenue...................................................               1,125                14,169
     Research and development..........................................               1,255                 1,132
     Selling, general and administrative...............................               2,603                 4,566
     Restructuring charges.............................................                 346                    --
     Gain on sale of hardware business, net............................                (882)                   --
     Amortization of intangible assets.................................                 158                    --
     Acquired in-process research and development......................               3,944                    --
                                                                          -----------------     -----------------

Total costs and expenses...............................................               8,549                19,867

Income (loss) from operations..........................................              (4,041)                   98

Other income, net......................................................                  16                   237
                                                                          -----------------     -----------------

Income (loss) before income taxes......................................              (4,025)                  335

Provision for income taxes.............................................                  --                    --
                                                                          -----------------     -----------------

Net income (loss)......................................................   $          (4,025)    $             335
                                                                          =================     =================

Net income (loss) per share: basic.....................................   $           (0.18)    $            0.02
                                                                          =================     =================

Net income (loss) per share: diluted...................................   $           (0.18)    $            0.02
                                                                          =================     =================

Weighted average common shares: basic..................................              22,220                19,600
                                                                          =================     =================

Weighted average common and common equivalent shares: diluted..........              22,220                21,845
                                                                          =================     =================



   The accompanying notes are an integral part of these financial statements.

                                 SCANSOFT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three months ended
                                                                                          March 31,
                                                                          ---------------------------------------
                                                                                  1999                  1998
                                                                          ----------------      -----------------
                                                                                        (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................................   $         (4,025)     $             335
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
       Depreciation and amortization...................................                 94                    514
       Accounts receivable allowances..................................                767                   (220)
       Amortization of intangible asset................................                158                     --
       Net gain on sale of hardware business...........................               (882)                    --
       Write off of acquired in-process research and development.......              3,944                     --
       Other...........................................................                 --                     36
       Changes in assets and liabilities, net of effects from
       acquisition of ScanSoft and sale of hardware assets:
         Accounts receivable...........................................             (2,034)                (1,784)
         Inventory.....................................................                (18)                (1,180)
         Prepaid expenses and other current assets.....................               (145)                   426
         Other assets..................................................                 --                    148
         Accounts payable..............................................                (54)                  (957)
         Other accrued liabilities.....................................               (416)                  (925)
                                                                          ----------------      -----------------

Net cash provided by (used in) operating activities....................             (2,611)                (3,607)
                                                                          ----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net sales of short-term investments...............................                174                    355
     Proceeds from sale of hardware business...........................              6,782                     --
     Cash associated with ScanSoft acquisition, net....................              1,233                     --
     Capital expenditures for property and equipment...................                 (9)                   (46)
                                                                          ----------------      -----------------

Net cash provided by investing activities..............................              8,180                    309
                                                                          ----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short term bank borrowings, net...................................             (6,000)                 3,649
     Buy back of Treasury Stock........................................               (684)                   148
                                                                          -----------------     -----------------

Net cash provided by (used in) financing activities....................             (6,684)                 3,797
                                                                          ----------------      -----------------

Net increase (decrease) in cash and cash equivalents...................             (1,116)                   499
Cash and cash equivalents at beginning of period.......................              7,659                 11,423
                                                                          ----------------      -----------------
Cash and cash equivalents at end of period.............................   $          6,544      $          11,922
                                                                          ================      =================


   The accompanying notes are an integral part of these financial statements.

                                 SCANSOFT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of ScanSoft, Inc. (the "Company" or "ScanSoft") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1999, and for other periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

         The results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or any future period.

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

         Effective in the first quarter of 1999, the Company changed its year and quarter ends. The Company's fiscal year now ends on December 31. The Company reports quarterly results on the last day of the calendar quarter. The Company previously used the Sunday closest to the calendar month end.

NOTE 2.  BALANCE SHEET COMPONENTS:

         The following table summarizes key balance sheet components:


                                                                 March 31,         December
                                                                   1999              1998
                                                            ----------------    --------------
          Inventory:
              Raw Materials............................     $            390    $          429
              Work-in-process..........................                    1             2,261
              Finish goods.............................                  159             2,087
                                                            ----------------    --------------
                                                            $            550    $        4,777
                                                            ================    ==============

          Accrued liabilities:
              Restructuring accrual....................     $            134    $            -
              Accrued taxes payable....................                  183               158
              Warranty accrual.........................                  200               200
              Other accrued liabilities................                  610               620
                                                            ----------------    --------------
                                                            $          1,127    $          978
                                                            ================    ==============


NOTE 3.  ACQUISITION OF SCANSOFT:

         The Company acquired ScanSoft, a company that develops, markets, distributes and supports systems and software that capture, communicate and print documents at the desktop, effective March 2, 1999 for approximately 6.8 million shares of Common Stock of the Company, 3.6 million shares of non-voting Preferred Stock of the Company and exchange of 1.7 million employee stock options to purchase Common Stock of the Company in exchange for outstanding employee stock options of ScanSoft. Additionally, in conjunction with the acquisition, the Company incurred approximately $1.1 million of acquisition related costs. The purchase price of ScanSoft, including acquisition costs, was $18.6 million, and was allocated to the assets acquired and liabilities assumed based on the fair value of ScanSoft's current assets, property and equipment, and liabilities. The excess of the purchase price over the fair value of tangible assets acquired has been allocated to intangible assets (IPRD, core technology, trade mark and trade name, and assembled workforce) acquired based on an independent appraisal.

         This acquisition has been accounted for under the purchase method of accounting and the results of operations of ScanSoft have been included in the consolidated statements of operations of the Company from the date of acquisition. The Company recorded a one time write-off of approximately $3.9 million in the quarter ended March 31, 1999 relating to the value of in-process research and development acquired as part of the purchase.

         The allocation of the purchase price was as follows (in thousands):

          Property and equipment.........................  $         909
          Current and other assets.......................          4,813
          Liabilities assumed............................          (2,166)
          Identified intangible assets...................         11,096
          Acquired in-process research and development...          3,944
                                                           -------------
                                                           $      18,596
                                                           =============


NOTE 4.  IN-PROCESS RESEARCH AND DEVELOPMENT:

         Management estimates that $3.9 million of the purchase price of ScanSoft represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. These include projects (primarily major version upgrades) in each of ScanSoft's major products, including ScanWorks, Pagis, TextBridge and API. The value was determined by estimating the revenue contribution of each of these products and the amount of the revenues attributable to the core/developed technology, the in-process - completed, the in-process - to be completed and the future yet-to-be-defined elements. The net cash flows for the in-process - completed were then discounted utilizing a weighted average cost of capital of 25%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances which could potentially impact the estimates described above. The split between the in-process - completed and the in-process - to be completed amounts were estimated based on the time and related costs incurred in development before the close of the acquisition and estimated to be incurred after the close of the acquisition. The average percentage of completion of the projects ranged from 73% to 95% at the date of the acquisition. Revenues are projected to be generated in fiscal 1999 for each of the product versions in development at the acquisition date. If these projects are not successfully developed, future revenue and profitability of ScanSoft may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

NOTE 5.  RESTRUCTURING:

         Restructuring costs of $346,000 in the first quarter of 1999 include $188,000 related to a workforce reduction. The workforce reduction costs primarily include severance costs related to the involuntary termination of employment for approximately 10 employees from research and development in California. The terminations were necessary in order to consolidate the Company's research and development efforts to the new corporate headquarters in Massachusetts. Also included was approximately $46,000 in fixed assets and $82,000 in non-refundable commitments associated with the California operation which were no longer required once the headquarters were moved to Massachusetts, and $30,000 in other exit costs. Severance costs and other exit costs were determined in accordance with EITF No. 94-13, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The restructuring actions are intended to be executed to completion by March 31, 2000, one year from the date the reserve was taken.

NOTE 6.  SALE OF HARDWARE BUSINESS:

         On December 3, 1998, the Company entered into an agreement to sell its hardware assets, liabilities and intellectual property to Primax Electronics, LTD ("Primax") for approximately $6.8 million in cash. The terms of the agreement also granted to Primax a software license agreement that allows them to "bundle," market and sell the Company's PaperPort software with Primax hardware products. The agreement requires the payment of certain royalties by Primax to the Company.

         On January 6, 1999 the agreement with Primax was completed. Accordingly, in the quarter ended March 31, 1999, the Company reported a non-operating gain of approximately $882,000 related to the sale of the hardware business. The most significant assets and liabilities at January 3, 1999, of the hardware business were receivables, inventories and accounts payable in the approximate amounts of $12.7 million, $4.6 million and $10.7 million, respectively. In addition, Primax assumed the lease of the Company's corporate facilities in California. The Company entered into an agreement with Primax to pay Primax rent for the Company's use of this facility until the move of the corporate offices to Peabody, Massachusetts after the acquisition of ScanSoft on March 2, 1999.

         As a result of the sale of the hardware business on January 6, 1999, the Company derived no revenues and incurred no material operating expenses related to the hardware business during the quarter ended March 31, 1999.

NOTE 7.  COMPREHENSIVE INCOME (LOSS):

         Under the provision of Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," the Company is required to report comprehensive income (loss). Comprehensive income (loss) includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income (loss) and reflected instead in equity. The Company's foreign subsidiary uses the dollar as its functional currency and therefore the Company reports gains or losses due to foreign currency fluctuations in the period that they occur. The Company also has no other elements of comprehensive income (loss) and the net loss reported for the quarter ended March 31, 1999 is the same as its comprehensive loss.

NOTE 8.  NET INCOME (LOSS) PER SHARE:

         Net income (loss) per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS No. 128). The following details the computation for basic and diluted income (loss) per share:


                                                                          March 31,          March 31,
                                                                             1999               1998
                                                                        ---------------    ---------------


Net income (loss)................................................       $    (4,025)       $        335
                                                                        ===============    ===============

Weighted average common shares outstanding (basic)...............             22,220             19,600

Effect of dilutive options and warrants..........................                 --              2,245
                                                                        ---------------    ---------------

Weighted average common and common equivalent shares outstanding
   (diluted).....................................................             22,220             21,845

Income (loss) per share:  basic..................................       $     (0.18)       $       0.02
                                                                        ===============    ===============

Income (loss) per share:  diluted................................       $     (0.18)       $       0.02
                                                                        ===============    ===============



NOTE 9.  BANK LINE OF CREDIT:

         At December 31, 1998, the Company had bank borrowings of $6.0 million under a line of credit with a bank. In connection with the sale of the hardware business on January 6, 1999, the outstanding borrowings were paid and the line of credit was terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED FINANCIAL STATEMENTS. CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINING THE WORDS "EXPECTS", "INTENDS", "BELIEVES", "ANTICIPATES", "ESTIMATES", AND SIMILAR EXPRESSIONS, CONSTITUTE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THOSE MENTIONED IN THIS REPORT AND, IN PARTICULAR, THE FACTORS DESCRIBED UNDER "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS," AND THOSE MENTIONED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 3, 1999 UNDER "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

OVERVIEW

         During 1997 we implemented a strategy to focus our research and development efforts on software development rather than hardware development and to leverage the engineering resources of our manufacturing partners to design future hardware products. In furtherance of this strategy, on January 6,

1999, we sold our hardware business and the Visioneer brand name to Primax, and acquired Xerox Corporation's ScanSoft subsidiary on March 2, 1999. Following the sale to Primax and the acquisition of ScanSoft, our business now focuses on software products that capture, communicate, and print documents including the PaperPort, TextBridge and Pagis product lines.

         Our success in the future will depend on our ability to maintain software gross margins and increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. There can be no assurance that the market for our products will develop or that we will achieve market acceptance of our products. We have incurred annual net losses since inception. There can be no assurance that we will be able to reach quarterly profitability or attain annual profitability in the near future. As of March 31, 1999, we had an accumulated deficit of $84.4 million.

         As a result of the sale of our hardware business in January, our revenues declined significantly in the first quarter of 1999. This decline was partially offset by the inclusion of sales of ScanSoft products subsequent to the acquisition of ScanSoft on March 2, 1999. We expect our revenues to start improving gradually from the first quarter 1999 levels, as revenues from ScanSoft start impacting our operating results.

RESULTS OF OPERATIONS

         The following table presents, as a percentage of net revenue, certain selected financial data for the quarters ended March 31, 1999 and March 31, 1998.


                                 SCANSOFT, INC.
                                   (UNAUDITED)


                                                                          Three months ended
                                                                              March 31,
                                                                   ---------------------------------
                                                                        1999               1998
                                                                   ----------------    -------------

Revenue..........................................................       100.0%             100.0%

Costs and expenses:
   Cost of revenue...............................................        25.0%              71.0%
   Research and development......................................        27.8%               5.7%
   Selling, general and administrative...........................        57.7%              22.9%
   Restructuring charges.........................................         7.7%               0.0%
   Gain on sale of hardware business, net........................       (19.6%)              0.0%
   Amortization of intangible assets.............................         3.5%               0.0%
   Acquired in-process research and development..................        87.5%               0.0%
                                                                   ----------------    -------------

Total costs and expenses.........................................       189.6%              99.5%
                                                                   ----------------    -------------

Income (loss) from operations....................................       (89.6%)              0.5%

Other income, net................................................         0.3%               1.2%
                                                                   ----------------    -------------

Income (loss) before income taxes................................       (89.3%)              1.7%

Provision for income taxes.......................................         0.0%               0.0%
                                                                   ----------------    -------------

Net income (loss)................................................       (89.3%)              1.7%
                                                                   ----------------    -------------


NET REVENUE

         Net revenue of $4.5 million in the first quarter of 1999 is decreased $15.5 million, or 77% from the first quarter of 1998. This decrease is due to the sale of the hardware business on January 6, 1999, which contributed $15.8 million of net revenue in the first quarter of 1998. Excluding the loss of hardware revenue, total net revenue has increased due to the acquisition of ScanSoft on March 2, 1999.

         Net revenue in the first quarter includes three months of activity for the PaperPort product line and only one month of the acquired TextBridge and Pagis product lines. Net revenue on a pro forma basis would have been approximately $7.4 million and $8.8 million in the first quarters of 1999 and 1998, respectively. Contributing to the decline in net revenue is the lack of Hewlett Packard royalties in the first quarter of 1999, compared to $516,000 recognized in the first quarter of 1998. Another contributor is the timing of new product introductions, in particular TextBridge Pro 98, which commenced shipping in the fourth quarter of 1997, driving increased retail sell through and re-orders in the first quarter of 1998. The current release of TextBridge, TextBridge Pro 9.0, commenced shipping in April 1999.

         New products shipped in the first quarter include PaperPort Deluxe 6.0 and PaperPort ScannerSuite 2.0, both of which shipped in the latter half of the quarter. The breakdown of recorded net revenue by channel in the first quarter of 1999 is 43% retail, 17% direct and web, and 40% OEM.

COST OF REVENUE

         Cost of revenue consists primarily of material costs, third party royalties, fulfillment, and salaries for product support personnel. Cost of revenue in the first quarter of 1999 was $1.1 million or 25% of total revenue, compared to $14.1 million or 71% in the first quarter of 1998. The variance in absolute dollars and percentage of revenue is primarily attributable to the sale of the hardware business which contributed $13.0 million in cost of revenues or 65% of total revenues in the first quarter of 1998.

         On a pro forma basis, cost of revenue would have been approximately $1.9 million and 25% of net revenue in the first quarter 1999, compared to $2.5 million and 28% of net revenue in the first quarter 1998.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $1.3 million or 28% of revenue in the first quarter of 1999, an increase of $123,000 for the corresponding period in 1998. The costs for the first quarter 1999 represent three months of research and development effort from the former Visioneer team in California and one month from the ScanSoft team, and also include approximately $187,000 in costs associated with the consolidation to the East Coast. The benefit of the research and development consolidation to the East Coast will not be fully realized until the third quarter of 1999.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling expenses include salaries, commissions, advertising, direct mail, public relations, trade shows, travel and other related sales and marketing expenses. General and administrative expenses include personnel costs for administration, finance, human resources, information systems, and general management in addition to legal and accounting expenses and other professional services.

         Selling, general and administrative expenses in the first quarter of 1999 were $2.6 million or 58% of revenue compared to $4.6 million or 23% of revenue in the first quarter 1998. Included in the first quarter 1999 results are approximately $375,000 relating to non-recurring charges in connection with the acquisition and relocation of the Company's headquarters to the East Coast. The decline in absolute dollars is due in part to the sale of the hardware business, which contributed $3.6 million in first quarter 1998 costs.

RESTRUCTURING CHARGES

         Restructuring charges of $346,000 in the first quarter of 1999 relate to the acquisition of ScanSoft and the subsequent consolidation of research and development operations and the move of the Company's headquarters to Massachusetts, which resulted in the termination of 10 employees in California. The major components of these costs are approximately $188,000 in severance costs for the 10 employees and approximately $46,000 for disposed West Coast equipment. Also included is $82,000 in non-refundable commitments associated with the West Coast development team, as well as $30,000 in other exit costs.

GAIN ON SALE OF THE HARDWARE BUSINESS

         In the quarter ended March 31, 1999, the Company sold its hardware business to Primax Electronics, Ltd., for approximately $7 million and reported a non-operating gain of approximately $882,000. The most significant assets and liabilities at January 3, 1999, of the hardware business were receivables, inventories and accounts payable in the approximate amounts of $12.7 million, $4.6 million and $10.7 million, respectively.

AMORTIZATION OF IDENTIFIED INTANGIBLE ASSETS

         The acquisition of ScanSoft included approximately $11.0 million in identified intangible assets. These assets consist of core developed technology, trade marks and trade names, and the assembled workforce, which will be amortized over six, seven and three years, respectively.

IN-PROCESS RESEARCH AND DEVELOPMENT

         Management estimates that $3.9 million of the purchase price of ScanSoft represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. These include projects (primarily major version upgrades) in each of ScanSoft's major products, including ScanWorks, Pagis, TextBridge and API. The value was determined by estimating the revenue contribution of each of these products and the amount of the revenues attributable to the core/developed technology, the in-process - completed, the in-process - to be completed and the future yet-to-be-defined elements. The net cash flows for the in-process - completed were then discounted utilizing a weighted average cost of capital of 25%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances which could potentially impact the estimates described above. The split between the in-process - completed and the in-process - to be completed amounts were estimated based on the time and related costs incurred in development before the close of the acquisition and estimated to be incurred after the close of the acquisition. The average percentage of completion of the projects ranged from 73% to 95% at the date of the acquisition. Revenues are projected to be generated in fiscal 1999 for each of the product versions in development at the acquisition date. If these projects are not successfully developed, future revenue and profitability of ScanSoft may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

INTEREST AND OTHER INCOME, NET

         Interest and other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Interest and other income, net was $16,000 for the three month period ended March 31, 1999 compared to $237,000 for the three month period ended March 31, 1998. The decrease was the result of a decrease in interest income from decreased cash equivalents and short-term investments in the respective periods.

INCOME TAXES

         We had no tax provision during the three month periods ended March 31, 1999 and 1998, due to availability of loss carryforwards and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, we had cash, cash equivalents and short-term investments of $6.8, as compared to $14.6 million of cash, cash equivalents and short-term investments at March 31, 1998.

         We used $2.6 million in cash for operating activities in the quarter ended March 31, 1999. The cash was used to fund payment of salary and personnel costs, the prepayment of annual insurance policies, and other normal operating costs. Cash used in the quarter ended March 31, 1998 was $3.6 million.

         Cash provided by investing activities in the quarter ended March 31, 1999 and March 31, 1998 was $8.2 million and $309,000, respectively. Approximately $6.8 million was received in connection with the sale of the hardware business in the quarter ended March 1999.

         Cash used in financing activities for the quarter ended March 31, 1999 was $6.7 million. The cash was used to buy back common stock from existing stockholders in connection with the acquisition of ScanSoft and to pay off outstanding short term bank borrowings of approximately $6.0 million.

         We believe that our current cash and cash equivalents and cash generated from operations will satisfy our working capital and capital expenditures needs through fiscal 1999.

YEAR 2000 COMPLIANCE

         We are aware of the potential business risks associated with the "Year 2000" millennium issue. Based upon this potential business risk, we have developed a strategy to examine the potential effect of this issue. The following strategy outlines the process by which we are trying to minimize the potential risk associated with the "Year 2000" millennium issue.

         We have assessed the potential effects of the "Year 2000" millennium change on our business systems and processes, including facilities, software and components used by our employees, as well as our outsourcing vendors and critical suppliers. Our Year 2000 project is proceeding on schedule. The project goal is to ensure that our business is not impacted by the date transitions associated with the Year 2000.

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

         At this time, we believe that our incremental remediation costs, if any, needed to make our current business systems and processes, including facilities, software and components used by our employees and outsourcing vendors, are not material. While we are incurring some incremental costs, our incurred costs through March 31, 1999 were less than $60,000. Our expected total costs, including remediation and replacement costs, if any, are estimated to be between $100,000 and $200,000 over the life of the Year 2000 project.

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

         The information in this section is a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information Readiness and Disclosure Act of 1998 enacted on October 19,1998.

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

         COMPETITION. The digital imaging market is highly competitive and subject to rapid change, with frequent new product introductions and enhancements, and constant pressure to reduce prices. We believe that the principal competitive factors in the digital imaging software market include:

          o    OCR accuracy;

          o    ease of understanding and use,

          o    product reliability;

          o    tolerance for poor media;

          o    product features and functions;

          o    price/performance characteristics;

          o    brand recognition; and

          o    quality of product support.

         Our current competitors include developers of digital image processing software (including photo-editing software), personal document management software and scanning software suites and manufacturers of scanners and multi-function peripheral devices. We also face competition in the market for packaged OCR application programs and bundled OCR products, both in the retail channel and in the OEM market. We experience significant price competition in both the retail channel and the OEM market and expect this to continue. In addition, our "bundled" OCR products themselves compete with our fully featured shrink-wrap products. In addition to our current competitors, Microsoft Corporation and MGI Software offer photo-editing products and could offer products in this market segment in the future. Increased competition may force us to lower our prices, experience decreased gross margins or lose market acceptance. We face the following challenges from our competitors:

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

         HISTORY OF LOSSES; FLUCTUATIONS IN OPERATING RESULTS. ScanSoft had net losses for 1996, 1997 and 1998. Visioneer also had net losses for its fiscal 1996, 1997 and 1998, although a substantial portion of those losses were attributable to the hardware business that was sold to Primax. On a pro forma basis, the combined companies had a net loss for 1997 and 1998..

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 23, 1999, the Company held a special meeting of Stockholders. At such meeting, the following actions were voted upon:

a. Approval and adoption of the Agreement and Plan of Merger between ScanSoft, Inc., an indirect wholly-owned subsidiary of Xerox Corporation, and Visioneer, Inc. (the "Company"), the merger of the Company and the amendment to the Company's certificate of incorporation to increase the authorized common and preferred stock and to set forth the rights, preferences and privileges of the Series B preferred stock to be issued in the merger and to approve other transactions contemplated in the Agreement and Plan of Merger.

         VOTES FOR      VOTES AGAINST      ABSTAINED     BROKER NON-VOTES
         ---------      -------------      ---------     ----------------

         11,413,061         82,920           28,608             0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

         (b)      Reports on Form 8-K

         January 21, 1999   Item 2. Reported sale of hardware business to
                                    Primax Electronics, Ltd.
         March 17, 1999     Item 2. Reported March acquisition of ScanSoft, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on May 15, 1999.

                                        SCANSOFT, INC.



                                        By:         /S/ SHARON E PLANTE
                                            ------------------------------------
                                                     Sharon E. Plante
                                                 Chief Accounting Officer
                                                         Treasurer

                                  EXHIBIT INDEX

         Exhibits (numbered in accordance with Item 601 of Regulation S-K)


 Exhibit
   No.                                Description of Exhibits
   ---                                -----------------------

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

4.3(5) Voting Agreement dated March 2, 1999 between Xerox, Xerox Imaging Systems, Inc., Visioneer, Inc. and several holders of Visioneer common stock.

27.1          Financial Data Schedule.

--------------

(1) Incorporated by reference from the Registrant's Registration Statement on From S-4 (No. 333-70603) filed with the Commission on January 14, 1999.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-98356) filed with the Commission on October 19, 1995.

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-74343) filed with the Commission on March 12, 1999.

(4) Incorporated by reference from the Registrant's current Report on Form 8-K dated October 30, 1996.

(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.