Form 10-K/A
period 1999-01-03
SCANSOFT INC
filed 1999-06-02
CIK 1002517

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $23,752,027 as of March 26, 1999, based on $1.625 per share, the last reported sale price on the Nasdaq National Market for such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of March 26, 1999 was 26,355,780.

================================================================================

ITEM 11 OF PART III OF SCANSOFT, INC.'S (THE "COMPANY") ANNUAL REPORT ON FORM 10-K, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 5, 1999, IS AMENDED IN ITS ENTIRETY TO READ AS FOLLOWS.

ITEM 11.  EXECUTIVE COMPENSATION

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

                                       Percent of                                   Potential Realizable Value at
                                      Total Options                                 Assumed Annual Rates of Stock
                       Securities      Granted to       Exercise                    Price Appreciation for Option
                       Underlying     Employees in       or Base                             Term ($)(2)
                        Options          Fiscal           Price      Expiration   -----------------------------------
       Name            Granted(#)      Year(%)(1)       ($/Share)       Date            5%                10%
--------------------  -------------  ----------------  ------------  -----------  ---------------  ------------------

J. Larry Smart          115,715           3.68%           $1.75        4/1/07        $114,980      $    284,938
                        154,287           4.90             1.75        7/1/07         158,831           396,591
                        428,572          13.61             1.75       10/1/07         455,772         1,146,159

Rudolph E. Burger        34,286           1.09             1.75       9/27/05          27,389            65,072
                        156,556           4.97             1.75       5/20/07         158,384           393,998
                          4,286           0.14             1.75       10/6/07           4,558            11,462
                         20,000           0.64             2.31       6/23/08          29,055            73,631

Geoffrey C. Darby        17,143           0.54             1.75       12/9/08          21,085            54,860
                         25,715           0.82             1.75       7/25/06          23,233            56,476
                          8,572           0.27             1.75       10/6/07           9,116            22,925
                         20,000           0.64             2.31       6/23/08          29,055            73,631

Murray Dennis             2,111           0.07             1.75       7/24/06           1,906             4,634
                        126,461           4.02             1.75       7/25/06         114,254           277,735
                         52,576           1.67             1.75        2/4/07          51,166           126,249
                         21,429           0.68             1.75       10/6/07          22,789            57,309
                         20,000           0.64             2.31       6/23/08          29,055            73,631

Michael T. Burt          85,715           2.72             1.75        5/8/07          86,336           214,571
                         25,000           0.79             3.00       3/30/08          47,167           119,531
                         20,000           0.64             2.31       6/23/08          29,055            73,631

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

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES(1)
                                     Number of Securities Underlying            Value of Unexercised In-the-Money
                                      Unexercised Options at Fiscal                 Options at Fiscal Year-End
            Name                    Year-End Exercisable/Unexercisable            ($) Exercisable/Unexercisable
-----------------------------    -----------------------------------------    ---------------------------------------

J. Larry Smart                               395,001/303,573                                 $--/--
Rudolph E. Burger                             86,825/138,303                                863/6,038
Geoffrey C. Darby                                 --/--                                       --/--
Murray Dennis                                 91,136/121,723                                  --/--
Michael T. Burt                               42,901/87,814                                   --/--
----------

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

                                         TEN-YEAR OPTION/SAR REPRICINGS
                                             (as of March 26, 1999)
                                                                                                            LENGTH OF
                                                                                                             ORIGINAL
                                                                                                           OPTION TERM
                                     NUMBER OF                                                              REMAINING
                                     SECURITIES    NUMBER OF     MARKET PRICE      EXERCISE                 AT DATE OF
                                     UNDERLYING    SHARES        OF STOCK AT    PRICE AT TIME    NEW        REPRICING
                                    OPTIONS/SARS    REISSUED       TIME OF       OF REPRICING    EXERCISE       OR
                         DATE OF    REPRICED OR    7:6 RATIO     REPRICING OR    OR AMENDMENT    PRICE      AMENDMENT
   EXECUTIVE OFFICER     REPRICING  AMENDED (#)       (#)       AMENDMENT ($)        ($)           ($)       (YEARS)
------------------------ ---------- -------------  -----------  --------------- ---------------  --------  -------------

J. Larry Smart.......     1/12/98      135,000       115,715         $1.75           $3.75       $1.75         9.25
   President and Chief    1/12/98      180,000       154,287          1.75            3.44        1.75         9.50
   Executive Officer      1/12/98      500,000       428,572          1.75            3.88        1.75         9.75

Jay Hanson...........     7/25/96        5,000         5,000          6.50           10.75        6.50         9.83
   Vice President,        1/12/98       10,000         8,572          1.75            4.25        1.75         7.67
   Engineering            1/12/98        5,000         3,750          1.75            4.25        1.75         7.67
                          1/12/98        5,000         4,286          1.75            6.50        1.75         8.58
                          1/12/98        5,000         4,286          1.75            6.50        1.75         8.58
                          1/12/98       10,000         8,572          1.75            3.50        1.75         9.08
                          1/12/98        8,000         6,858          1.75            2.63        1.75         9.42
                          1/12/98        3,300         2,829          1.75            3.63        1.75         9.67
                          1/12/98       30,000        25,715          1.75            3.88        1.75         9.75

Bruce S. Mowery......     7/25/96      150,000       150,000          6.50           10.75        6.50         9.83
   Vice President,
   Marketing



Rudolph E. Burger....     1/12/98       40,000        32,812          1.75            7.00        1.75         7.75
   Senior Vice            1/12/98      200,000       156,556          1.75            2.69        1.75         9.42
   President, Business    1/12/98        5,000         4,286          1.75            3.88        1.75         9.75
   Development

Michael T. Burt......     1/12/98      100,000        85,715         $1.75           $2.81        $1.75        9.33
   Vice President,
   Operations

Geoffrey C. Darby....     1/12/98       20,000        17,143          1.75            4.25        1.75         7.66
   Vice President,        1/12/98       30,000        25,715          1.75            6.50        1.75         8.58
   Finance                1/12/98       10,000         8,572          1.75            3.88        1.75         9.75

Murray L. Dennis.....     7/25/96      150,000       150,000          6.50           10.75        6.50         9.83
   Vice President,        1/12/98      150,000       128,572          1.75            6.50        1.75         8.58
   Sales and Marketing    1/12/98       50,000        42,858          1.75            3.50        1.75         9.08
                          1/12/98       25,000        21,429          1.75            3.88        1.75         9.75



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

CHANGE IN CONTROL AND EMPLOYMENT AGREEMENTS

AGREEMENTS WITH VISIONEER'S EXECUTIVE OFFICERS

         Two executive officers of Visioneer prior to the merger, J. Larry Smart, President and Chief Executive Officer and a director, and Murray Dennis, Vice President of Sales and Marketing, executed employment and non-compete agreements with Primax V Acquisition Corp., a wholly owned subsidiary of Primax Electronics Ltd. After the sale of the hardware business to Primax in January 1999, Mr. Dennis became employed by Primax, and received a signing bonus paid by Primax equal to six months of his Visioneer salary as part of his new employment compensation package. He also released Visioneer from its obligations under his existing employment agreement with Visioneer. Mr. Smart is entitled to receive payment of six months additional salary by Visioneer since his termination of employment. Michael T. Burt, Vice President of Operations, received a payment of four months additional salary upon termination of employment. Pursuant to an engagement letter dated August 11, 1998 between Visioneer and The Brenner Group LLC, Richard Brenner serves as the Company's Chief Financial Officer. Visioneer paid The Brenner Group hourly fees for Mr. Brenner's services and paid a success fee of 90,000 for completion of the hardware sale and the merger with ScanSoft. The total amount of payments to Messrs. Smart and Brenner will be approximately 325,000.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on June 1, 1999.

                                  SCANSOFT, INC.



                                  By:          /S/ MICHAEL K. TIVNAN
                                      ------------------------------------------
                                                  Michael K. Tivnan
                                        President and Chief Executive Officer



         Pursuant to the requirements of the Securities Act of 1933, this Amendment to Registration Statement has been signed by the following persons in the capacities and on the dates indicated:


              SIGNATURE                        TITLE                   DATE


      /S/ MICHAEL K. TIVNAN          President, Chief Executive    June 1, 1999
---------------------------------    Officer and Director
         Michael K. Tivnan           (Principal Executive
                                     Officer)


        /S/ SHARON PLANTE
---------------------------------     Controller (Principal        June 1, 1999
           Sharon Plante              Accounting Officer)


                *
---------------------------------
             Paul Ricci               Director                     June __, 1999


                *
---------------------------------
           J. Larry Smart             Director                     June __, 1999


                *
---------------------------------
         David F. Marquardt           Director                     June __, 1999


                *
---------------------------------
          William Harding             Director                     June __, 1999


                *
---------------------------------
             Mark Myers               Director                     June __, 1999


* BY  /S/ MICHAEL K. TIVNAN
---------------------------------
         Michael K. Tivnan
         (Attorney-in-Fact)