Form 10-Q
period 1999-06-30
SCANSOFT INC
filed 1999-08-16
CIK 1002517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         26,446,964 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of August 1, 1999.

================================================================================

                                 SCANSOFT, INC.

                                    FORM 10-Q
                    THREE AND SIX MONTHS ENDED JUNE 30, 1999

                                      INDEX

                                                                            PAGE
                                                                            ----
                     PART I:  FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
          a)   Consolidated Statements of Income for the three and six
               months ended June 30, 1999 and June 30, 1998................
          b)   Consolidated Balance Sheets at June 30, 1999 and
               December 31, 1998...........................................
          c)   Consolidated Statements of Cash Flows for the six months
               ended June 30, 1999 and June 30, 1998.......................
          d)   Notes to Consolidated Financial Statements..................
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................

                    PART II:  OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders..............
Item 6.   Exhibits and Reports on Form 8-K.................................
Signatures.................................................................

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SCANSOFT, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   Three months ended                 Six months ended
                                                                        June 30,                          June 30,
                                                          ---------------------------------  ------------------------------
                                                                 1999           1998               1999            1998
                                                          ---------------  ---------------   ---------------  -------------

Revenue...................................................$      10,268    $      20,276     $      14,776    $      40,241

Costs and expenses:
     Cost of revenue......................................        2,308           15,544             3,433           29,713
     Research and development.............................        2,168            1,214             3,423            2,346
     Selling, general and administrative..................        4,451            5,320             7,054            9,886
     Amortization of intangible assets....................          475               --               633               --
     Restructuring charges................................           --               --               346               --
     Gain on sale of hardware business, net...............           --               --              (882)              --
     Acquired in-process research and development.........           --               --             3,944               --
                                                          -------------    -------------     -------------    -------------

Total costs and expenses..................................        9,402           22,078            17,951           41,945
                                                          -------------    -------------     -------------    -------------

Income (loss) from operations.............................          866           (1,802)           (3,175)          (1,704)

Other income, net.........................................           57               40                74              277
                                                          -------------    -------------     -------------    -------------

Income (loss) before income taxes.........................          923           (1,762)           (3,101)          (1,427)

Provision for income taxes................................          100               --               100               --
                                                          -------------    -------------     -------------    -------------

Net income (loss).........................................$         823    $      (1,762)    $      (3,201)   $      (1,427)
                                                          =============    =============     =============    =============

Net income (loss) per share: basic........................$        0.03    $       (0.09)    $       (0.13)   $       (0.07)
                                                          =============    =============     =============    =============

Net income (loss) per share: diluted......................$        0.03    $       (0.09)    $       (0.13)   $       (0.07)
                                                          =============    =============     =============    =============

Weighted average common shares: basic.....................       26,409           19,687            24,403           19,646
                                                          =============    =============     =============    =============
Weighted average common and common equivalent shares:
     diluted.............................................        31,557           19,687            24,403           19,646
                                                          =============    =============     =============    =============


   The accompanying notes are an integral part of these financial statements.

                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS )


                                     ASSETS
                                                                                    June 30,       December 31,
                                                                                      1999             1998
                                                                                -------------    ---------------
                                                                                 (Unaudited)
Current Assets:
     Cash and investments..............................................         $       5,185    $         7,861
     Restricted cash...................................................                    --                262
     Accounts receivable, less allowances of $3,917 and $4,171.........                 8,232             13,512
     Inventory, net....................................................                   654              4,777
     Prepaid expenses and other current assets.........................                   707                929
                                                                                -------------    ---------------
        Total current assets...........................................                14,778             27,341

     Property and equipment, net.......................................                   882              1,039
     Acquired intangible assets, net...................................                14,275                 --
     Other assets......................................................                   232                 65
                                                                                -------------    ---------------
TOTAL ASSETS                                                                    $      30,167    $        28,445
                                                                                =============    ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank borrowings........................................         $          --    $         6,000
     Note payable......................................................                 1,600                 --
     Accounts payable..................................................                 1,331             11,053
     Accrued sales and marketing expenses..............................                 1,088              1,165
     Deferred revenue..................................................                   477                843
     Other accrued expenses............................................                 4,372              1,711
                                                                                -------------    ---------------
        Total current liabilities......................................                 8,868             20,772
                                                                                -------------    ---------------
Other liabilities......................................................                    --                 91
                                                                                -------------    ---------------
Stockholders' equity:
     Non-voting Preferred stock, $0.001 par value; 3,562,238 shares
        authorized, issued and outstanding.............................                     4                 --
     Common stock, $0.001 par value; 50,000,000 shares authorized;
        26,778,830 and 19,852,952 shares issued and outstanding,
        respectively...................................................                    26                 20
     Treasury stock, 331,740 shares....................................                  (684)                --
     Additional paid in capital, Common................................               100,909             87,995
     Additional paid in capital, Preferred.............................                 4,628                 --
     Deferred compensation relating to stock options...................                    --                (50)
     Accumulated deficit...............................................               (83,584)           (80,383)
                                                                                -------------    ---------------
        Total stockholders' equity.....................................                21,299              7,582
                                                                                -------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................         $      30,167    $        28,445
                                                                                =============    ===============

   The accompanying notes are an integral part of these financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                    UNAUDITED


                                                                                Six months ended
                                                                                     June 30,
                                                                          --------------------------------
                                                                               1999              1998
                                                                          -------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss).............................................................   $     (3,201)     $      (1,427)
     Adjustments to reconcile net loss to net cash  used in operating activities:
       Depreciation and amortization...................................            151                981
       Accounts receivable allowances..................................          2,327                185
       Amortization of intangible assets...............................            633                 --
       Net gain on sale of hardware business...........................           (882)                --
       Write off of acquired in-process research and development.......          3,944                 --
       Other...........................................................             --                 78
        Changes in assets and liabilities, net of effects from
         acquisitions and sale of hardware business assets.............         (6,203)            (3,673)
                                                                          -------------     -------------

Net cash  used in operating activities.................................         (3,231)            (3,856)
                                                                          -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net sales of short-term investments...............................            397              1,355
     Proceeds from sale of hardware business...........................          6,782                 --
     Cash received in ScanSoft acquisition, net........................          1,233                 --
     Cash used for MetaCreations acquisition...........................         (1,011)                --
     Capital expenditures for property and equipment...................            (79)              (170)
                                                                          ------------      -------------

Net cash provided by investing activities..............................          7,322              1,185
                                                                          ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short term bank borrowings, net...................................         (6,000)             5,164
     Acquisition of Treasury stock.....................................           (684)                --
     Proceeds from issuance of common stock, net.......................             52                236
                                                                          ------------      -------------

Net cash provided by (used in) financing activities....................         (6,632)             5,400
                                                                          ------------      -------------

Net increase (decrease) in cash and cash equivalents...................         (2,541)             2,729
Cash and cash equivalents at beginning of period.......................          7,659             11,423
                                                                          ------------      -------------
Cash and cash equivalents at end of period.............................          5,118             14,152
Investments............................................................             67              1,674
                                                                          ------------      -------------
Cash and investments...................................................   $      5,185      $      15,826
                                                                          ============      =============


   The accompanying notes are an integral part of these financial statements.

                                 SCANSOFT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

         Prior to 1999, the results of the Company represented the activity of Visioneer, Inc., which marketed and sold both hardware and software. On January 6, 1999, the Company sold its hardware business to Primax Electronics, Ltd. On March 2, 1999, the Company acquired Xerox Corporation's ScanSoft subsidiary and subsequently renamed the Company ScanSoft, Inc.

         The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company" or "ScanSoft") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1999, and for other periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

         The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or any future period.

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

BALANCE SHEET COMPONENTS

         The following table summarizes key balance sheet components:

                                                     June 30,      December 31,
                                                       1999            1998
                                                  -------------    -----------
Inventory:
    Raw Materials............................     $         408    $       429
    Work-in-process..........................                --          2,261
    Finished goods...........................               246          2,087
                                                  -------------    -----------
                                                  $         654    $     4,777
                                                  =============    ===========
Other accrued liabilities:
    Accrued wages............................     $         895    $       216
     Accrued royalties.......................               513            457
    Accrued taxes payable....................               389            158
    Warranty accrual.........................               200            200
    Estimated liability, acquired products...             1,200             --
    Other accrued liabilities................             1,175            680
                                                  -------------    -----------
                                                  $       4,372    $     1,711
                                                  =============    ===========


ACQUISITION OF SCANSOFT

         The Company acquired ScanSoft, a company that develops, markets, distributes and supports software that captures, communicates and prints documents at the desktop, effective March 2, 1999 for approximately 6.8 million shares of Common Stock of the Company, 3.6 million shares of non-voting Preferred Stock of the Company and exchange of 1.7 million employee stock options to purchase Common Stock of the Company in exchange for outstanding employee stock options of ScanSoft. Additionally, in conjunction with the acquisition, the Company incurred approximately $1.1 million of acquisition related costs. The purchase price of ScanSoft, including acquisition costs, was $18.6 million, and was allocated to the assets acquired and liabilities assumed based on the fair value of ScanSoft's current assets, property and equipment, and liabilities. The excess of the purchase price over the fair value of tangible assets acquired has been allocated to intangible assets (IPRD, core technology, trade mark and trade name, and assembled workforce) acquired based on an independent appraisal.

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

         The allocation of the purchase price was as follows (in thousands):

          Property and equipment..........................  $         909
          Current and other assets........................          4,813
          Liabilities assumed.............................         (2,166)
          Identified intangible assets....................         11,096
          Acquired in-process research and development....          3,944
                                                            -------------
                                                            $      18,596
                                                            =============

  IN-PROCESS RESEARCH AND DEVELOPMENT

         Management estimates that $3.9 million of the purchase price of ScanSoft represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of income upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. These include projects (primarily major version upgrades) in each of ScanSoft's major products, including ScanWorks, Pagis, TextBridge and API. The value was determined by estimating the revenue contribution of each of these products and the amount of the revenues attributable to the core/developed technology, the in-process - completed, the in-process - to be completed and the future yet-to-be-defined elements. The net cash flows for the in-process - completed were then discounted utilizing a weighted average cost of capital of 25%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances which could potentially impact the estimates described above. The split between the in-process - completed and the in-process - to be completed amounts were estimated based on the time and related costs incurred in development before the close of the acquisition and estimated to be incurred after the close of the acquisition. The average percentage of completion of the projects ranged from 73% to 95% at the date of the acquisition. Revenue is projected to be generated in fiscal 1999 for each of the product versions in development at the acquisition date. If these projects are not successfully developed, future revenue and profitability of ScanSoft may be adversely affected.
Additionally, the value of other intangible assets acquired may become impaired.

   RESTRUCTURING

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

   SALE OF HARDWARE BUSINESS

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

         As a result of the sale of the hardware business on January 6, 1999, the Company derived no revenues and incurred no material operating expenses related to the hardware business during the six months ended June 30, 1999.

  ACQUISITION OF  PRODUCT LINES


         On June 30, 1999, the Company entered into a definitive asset purchase agreement (the "Purchase Agreement") and license agreement (the "License") to acquire and license certain assets and intellectual property relating to the photo imaging software products business of MetaCreations Corporation which include Kai's Photo Soap 1.0, Kai's Photo Soap 2.0, Kai's SuperGoo 1.0, Kai's PowerGoo 1.0 and Kai's Power Show 1.1 (the "Products") from MetaCreations Corporation (the "Products"). The acquisition was closed on June 30, 1999.

         Pursuant to the Purchase Agreement, the Company purchased all of the inventory, intangibles, books and records, marketing materials and MetaCreations' website content relating to the Products. The Company paid MetaCreations $600,000 plus assumed the obligations to fulfill sales orders relating to the Products, all liabilities under all original equipment manufacturer and other agreements pertaining to the Products, and up to $950,000 of product return liability relating to Products sold prior to the date of the Purchase Agreement. In addition, the Purchase Agreement includes contingent financial performance incentive payments under which the Company will pay MetaCreations up to $1,000,000, based on the sale of the Products and certain other technology licensed in the License Agreement.

         Under the License Agreement, MetaCreations granted the Company a non-exclusive, royalty free license to use, reproduce, license, sell and distribute the intellectual property relating to the Products and other related software technology. Pursuant to the License Agreement, for a period of two years, MetaCreations and the Company have agreed that neither will market, license, reproduce, distribute or sell the intellectual property subject to the License Agreement in any manner or for any purpose that would compete with current MetaCreations products or Company products. The Company paid MetaCreations $400,000 in cash and signed a promissory note in the principal amount of $1,600,000 for the License. The promissory note accrues interest at the rate of seven percent (7%) and is due on June 30, 2000.

NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS No. 128). The following details the computation for basic and diluted income (loss) per share:

                                                        Three months ended                     Six months ended
                                                             June 30,                              June 30,
                                                 -------------------------------     --------------------------------
                                                     1999             1998               1999              1998
                                                 --------------   --------------     ---------------  ---------------
Net income (loss)..............................  $        823     $     (1,762)      $     (3,201)    $     (1,427)

Basic:

Weighted average common shares outstanding.....        26,409           19,687             24,403           19,646
                                                 ==============   ==============     ===============  ===============
Net income (loss) per share....................  $       0.03     $      (0.09)      $      (0.13)    $      (0.07)
                                                 ==============   ==============     ===============  ===============
Diluted:

Weighted average common shares outstanding.....        26,409           19,687             24,403           19,646

Effect of diluted options and warrants.........         5,148               --                 --               --
                                                 --------------   --------------     ---------------  ---------------
Weighted average common shares outstanding.....        31,557           19,687             24,403           19,646
                                                 ==============   ==============     ===============  ===============
Net income (loss) per share....................  $       0.03     $      (0.09)      $      (0.13)    $      (0.07)
                                                 ==============   ==============     ===============  ===============


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

         Our success in the future will depend on our ability to maintain software gross margins and increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. There can be no assurance that the market for our products will develop or that we will achieve market acceptance of our products. We have incurred annual net losses since inception. There can be no assurance that we will be able to attain annual profitability in the near future. As of June 30, 1999, we had an accumulated deficit of $83.5 million.

RESULTS OF OPERATIONS

         Revenue of $10,268,000 for the three months ended June 30, 1999 decreased 49% from $20,276,000 from the comparable period in 1998. Revenue of $14,776,000 for the six months ended June 30, 1999 decreased 63% from the comparable period in 1998. These decreases were due to the sale of the hardware business on January 6, 1999, which contributed $17,173,000 and $33,004,000 of revenue for the three and six months ended June 30, 1998, respectively. Excluding hardware revenue in 1998, revenue increased 232% and 106% for the three and six months ended June 30, 1999, respectively. These increases result from the incremental revenue generated from the acquisition of ScanSoft on March 2, 1999.

         Cost of revenue consists primarily of material costs, third party royalties, fulfillment, and salaries for product support personnel. Cost of revenue for the three months ended June 30, 1999 was $2,308,000 or 22% of revenue, compared to $15,544,000 or 77% in the comparable period of 1998. The variance in absolute dollars and percentage of revenue is primarily attributable to the sale of the hardware business which incurred $14,697,000 in cost of revenue in the three months ended June 30, 1998. Excluding the hardware business from the 1998 revenue and cost of revenue, cost of revenue for the three months ended June 30, 1998 was $847,000 or 27% of revenue. Cost of revenue for the six months ended June 30, 1999 was $3,433,000 or 23% of revenue, compared to $29,713,000 or 74% in the comparable period of 1998. The variance in absolute dollars and percentage of revenue is primarily attributable to the sale of the hardware business which incurred $27,745,000 in cost of revenue in the six months ended June 30, 1998. Excluding the hardware business from the 1998 revenue and cost of revenue, cost of revenue for the six month period ended June 30, 1998 was $1,968,000 or 28% of revenue.

         Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $2,168,000 or 21% of revenue in the three months ended June 30, 1999, an increase of $954,000 from the corresponding period in 1998. Research and development costs for the six months ended June 30, 1999 were $3,423,000 or 23% of revenue, an increase of $1,077,000 from the same period in 1998. The increase in research and development spending for both the three and six month periods is due to the added software engineering headcount from the acquisition of ScanSoft on March 2, 1999.

         Selling expenses include salaries, commissions, advertising, direct mail, public relations, trade shows, travel and other related sales and marketing expenses. General and administrative expenses include personnel costs for administration, finance, human resources, information systems, and general management in addition to legal and accounting expenses and other professional services. Selling, general and administrative expenses in the three months ended June 30, 1999 were $4,541,000 or 43% of revenue, a decrease of $869,000 from the comparable period of 1998. Selling, general and administrative expenses for the six months ended June 30, 1999 were $7,054,000 or 48% of revenue, a decrease of $2,832,000 from the comparable period of 1998. The decrease in selling, general, and administrative expenses from 1998 to 1999 for both the three and six month periods ended June 30, 1999, is due primarily from lower administrative expenses from the transition of the hardware and software business to a "software only" business and include lower compensation costs, depreciation and other operational expenses. This transition occurred when the hardware business was sold on January 6, 1999, and ScanSoft was acquired on March 2, 1999.

         Restructuring charges of $346,000 for the six months ended June 30, 1999 relate to the acquisition of ScanSoft and the subsequent consolidation of research and development operations and the move of the Company's headquarters to Massachusetts.

         On January 6, 1999, the Company sold its hardware business to Primax Electronics, Ltd., for approximately $7 million and reported a non-operating gain of approximately $882,000.

         Amortization of intangible assets of $475,000 and $633,000 for the three and six months ended June 30, 1999, respectively, reflect the amortization of identified intangible assets from the ScanSoft acquisition. The useful lives of the intangible assets used for amortization range from three to seven years.

         The in-process research and development charge of $3,944,000 for the six months ended June 30, 1999, reflects that portion of the purchase price of ScanSoft representing acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of income upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. These include projects (primarily major version upgrades) in each of ScanSoft's major products, including ScanWorks, Pagis, TextBridge and API. The value was determined by estimating the revenue contribution of each of these products and the amount of the revenues attributable to the core/developed technology, the in-process - completed, the in-process - to be completed and the future yet-to-be-defined elements. The net cash flows for the in-process - completed were then discounted utilizing a weighted average cost of capital of 25%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances which could potentially impact the estimates described above. The split between the in-process - completed and the in-process - to be completed amounts were estimated based on the time and related costs incurred in development before the close of the acquisition and estimated to be incurred after the close of the acquisition. The average percentage of completion of the projects ranged from 73% to 95% at the date of the acquisition. Revenue is projected to be generated in fiscal 1999 for each of the product versions in development at the acquisition date. If these projects are not successfully developed, future revenue and profitability of ScanSoft may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

         Other income, net, consists primarily of interest earned on cash investments. Other income, net was $57,000 for the three months ended June 30, 1999 compared to $40,000 for the comparable period in 1998. Other income, net was $74,000 for the six months ended June 30, 1999 compared to $277,000 for the comparable period in 1998. The decrease from 1998 to 1999 for the six months ended June 30, is due primarily to less interest income as a result of lower investment balances in the respective periods.

         The provision for taxes for both the three and six months ended June 30, 1999, was $100,000 and substantially lower than a provision at statutory rates would yield. The lower tax provision reflects the usage of net operating losses to reduce our taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, we had cash and investments of $5,185,000, compared to $7,861,000 of cash and investment balances at December 31, 1998.

         We used $3,230,000 in cash for operating activities in the six months ended June 30, 1999. The cash was used to fund payment of salary and personnel costs, the prepayment of annual insurance policies, and other normal operating costs.

         Cash provided by investing activities in the six months ended June 30, 1999 was $7,322,000. Approximately $6,782,000 was received in connection with the sale of the hardware business in the January, 1999.

         Cash used in financing activities for the six month period ended June 30, 1999 was $6,632,000. The cash was used to buy back common stock from existing stockholders in connection with the acquisition of ScanSoft and to pay off outstanding short term bank borrowings of approximately $6,000,000.

         We believe that our current cash and investments balance, together with cash generated from operations will satisfy our working capital and capital expenditures needs through 1999.

YEAR 2000 COMPLIANCE

         We are aware of the potential business risks associated with the "Year 2000" millennium issue. Based upon this potential business risk, we have developed a strategy to examine the potential effect of this issue. The following strategy outlines the process by which we are trying to minimize the potential risk associated with the "Year 2000" millennium issue.

         We have assessed the potential affects of the "Year 2000" millennium change on our business systems and processes, including facilities, software and components used by our employees, as well as our outsourcing vendors and critical suppliers. Our Year 2000 project is proceeding on schedule. The project goal is to ensure that our business is not adversely impacted by the date transitions associated with the Year 2000.

         Our Year 2000 project plan is coordinated by a team that reports to senior management. The project team is evaluating the Year 2000 compliance of our business systems and processes, including facilities, software and components used by our employees, as well as our outsourcing vendors and critical suppliers who provide services relating to our business. Our Year 2000 project is comprised of the following phases:

         - Phase 1 - Inventory all business systems and processes, including facilities, software and components used by our employees, in order to assign priorities to potentially impacted systems and services. This phase was completed by January 31, 1999 and a complete inventory was compiled.

         - Phase 2 - Assess the Year 2000 compliance of all inventoried business systems and processes, including facilities, software and components used by our employees, and determine whether to renovate or replace any non-Year 2000 compliant systems and services. This phase was completed by March 31, 1999.

         - Phase 3 - Complete remediation, if any is required, of any non-compliant business systems and processes, including facilities, software and components used by our employees and outsourcing vendors. Conduct procurements to replace any other non-Year 2000 compliance business systems and processes, including facilities, software and components used by our employees and outsourcing vendors that won't be remediated. This phase was completed by June 30, 1999.

         - Phase 4 - Test and validate remediated and replacement systems, if any such remediation or replacement is required, to ensure inter-system compliance and mission critical system functionality. This phase was completed by July 31, 1999.

         - Phase 5 - Deploy and implement remediated and replacement systems, if any deployment or implementation is required, after the completion of successful testing and validation. We expect to complete the deployment and implementation of the remediated or replacement systems, if any is required, by September 30, 1999.

         - Phase 6 - Design contingency plan and business continuation plans in the event of the failure of business systems and processes, facilities, data networking infrastructure, software and components used by our employees due to the Year 2000 millennium change. We expect that the initial contingency and business continuation plan will be in place by November 30, 1999.

         Based on our inventory and assessment to date, we believe that our internal mission critical systems are Year 2000 compliant and that our facilities can be Year 2000 compliant. In addition, we are seeking assurances from our facilities' landlords and equipment vendors and data circuit providers regarding the Year 2000 compliance of their facilities and equipment.

         At this time, we believe that our incremental remediation costs, if any, needed to make our current business systems and processes, including facilities, software and components used by our employees and outsourcing vendors, are not material. While we are incurring some incremental costs, our incurred costs through June 30, 1999 were less than $60,000. Our expected total costs, including remediation and replacement costs, if any, are estimated to be between $100,000 and $200,000 over the life of the Year 2000 project.

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

FORWARD LOOKING STATEMENTS

         Certain Statements made in this report (including statements regarding the Year 2000 issue), as well as oral statements made by the Company from time to time, which are prefaced with words such as "expects", "anticipates", "believes", "projects", "intends", "plans", and similar words and other statements of similar sense, are forward looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company's control and as to which there can be no firm assurance given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include (1) the loss of, or a significant curtailment of purchases by, any one or more principal customers; (2) the cyclicality of the retail software industry; (3) inability to protect the Company's proprietary technology and intellectual property; (4) inability to attract or retain skilled employees; (5) technological obsolescence of current products and the inability to develop new products; and (6) inability to respond to competitive technology and pricing pressures. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise forward-looking statements or to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further discussions of risk factors are also available in the Company's registration statements filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance upon such forward-looking statements, which speak only as of the date made.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 29, 1999, the Company held its Annual Meeting of Stockholders. At such meeting the following actions were voted upon:

         (a) To elect a Board of six (6) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified:

             DIRECTOR                   VOTES FOR          WITHHELD
             --------                   ---------          --------
       Michael K. Tivnan               25,106,274           40,270
       Paul A. Ricci                   25,106,274           40,270
       J. Larry Smart                  25,101,994           44,550
       William J. Harding              25,106,274           40,270
       David F. Marquardt              25,106,244           40,300
       Mark B. Myers                   25,106,274           40,270

         (b) To approve the amendment of the Company's 1995 Employee Stock Purchase Plan increasing the number of shares available for issuance:

    VOTES FOR          VOTES AGAINST        ABSTAIN           BROKER NON-VOTES
    ----------         -------------        -------           ----------------
    24,931,090            176,200            39,254                  --


         (c) To ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants for the period ending December 31, 1999:

    VOTES FOR          VOTES AGAINST        ABSTAIN           BROKER NON-VOTES
    ----------         -------------        -------           ----------------
    25,103,951             31,878            10,715                  --


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

         (b)      Reports on Form 8-K

         April 9, 1999  Item 8.  Reported change in fiscal year to calendar year end.
         July 14, 1999  Item 2.  Reported June acquisition of assets from and license agreement with MetaCreations
                                 Corporation

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on August 13, 1999.

                                             SCANSOFT, INC.


                                             By:    /s/ John J. Rogers, Jr.
                                                -------------------------------
                                                      John J. Rogers, Jr.
                                                    Chief Financial Officer
                                                 (Duly authorized officer and
                                                  principal financial officer)

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

4.3(5) Voting Agreement dated March 2, 1999 between Xerox, Xerox Imaging Systems, Inc., Visioneer, Inc. and several holders of Visioneer common stock.

10.1 Employment Agreement, dated April 29, 1999, by and between ScanSoft, Inc. and John Rogers, Jr.

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