Form 10-Q
period 1999-09-30
SCANSOFT INC
filed 1999-11-15
CIK 1002517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        26,523,747 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of November 1, 1999.

                                 SCANSOFT, INC.

                                    FORM 10-Q
                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                   PAGE
                                                                                   ----
        PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         a) Consolidated Statements of Income for the three and nine months
            ended September 30, 1999 and September 30, 1998.....................   1
         b) Consolidated Balance Sheets at September 30, 1999 and
            December 31, 1998...................................................   2
         c) Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1999 and September 30, 1998.....................   3
         d) Notes to Consolidated Financial Statements..........................   4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................   8

                       PART II:  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.......................................   14
Signatures......................................................................   15


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SCANSOFT, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       Three months ended            Nine months ended
                                                                          September 30,                 September 30,
                                                                    -----------------------        ------------------------
                                                                       1999           1998           1999           1998
                                                                       ----           ----           ----           ----
Revenue .....................................................       $  8,210       $ 19,238        $ 22,986        $ 59,479

Costs and expenses:
      Cost of revenue .......................................          1,994         14,419           5,427          44,132
      Research and development ..............................          1,717          1,140           5,140           3,486
      Selling, general and administrative ...................          3,234          4,323          10,288          14,209
      Amortization of intangible assets .....................            655             --           1,288              --
      Restructuring charges .................................             --             --             346              --
      Gain on sale of hardware business, net ................             --             --            (882)             --
      Acquired in-process research and development ..........             --             --           3,944              --
                                                                    --------       --------        --------        --------
Total costs and expenses ....................................          7,600         19,882          25,551          61,827
                                                                    --------       --------        --------        --------
Income (loss) from operations ...............................            610           (644)         (2,565)         (2,348)
Other income (expense), net .................................             62            (40)            136             237
                                                                    --------       --------        --------        --------
Income (loss) before income taxes ...........................            672           (684)         (2,429)         (2,111)
Provision for income taxes ..................................            200             --             300              --
                                                                    --------       --------        --------        --------
Net income (loss) ...........................................       $    472       $   (684)       $ (2,729)       $ (2,111)
                                                                    ========       ========        ========        ========
Net income (loss) per share: basic ..........................       $   0.02       $  (0.03)       $  (0.11)       $  (0.11)
                                                                    ========       ========        ========        ========
Net income (loss) per share: diluted ........................       $   0.01       $  (0.03)       $  (0.11)       $  (0.11)
                                                                    ========       ========        ========        ========
Weighted average common shares: basic .......................         26,472         19,776          25,220          19,689
                                                                    ========       ========        ========        ========
Weighted average common and common equivalent
    shares: diluted..........................................         31,937         19,776          25,220          19,689
                                                                    ========       ========        ========        ========



   The accompanying notes are an integral part of these financial statements.

                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                                                         September 30,    December 31,
                                                                                              1999            1998
                                                                                              ----            ----
                                                                                          (Unaudited)
Current Assets:
      Cash and investments .........................................................       $   5,376        $   7,861
      Restricted cash ..............................................................              --              262
      Accounts receivable, less allowances of $3,364 and $4,171 ....................           8,374           13,512
      Inventory, net ...............................................................             805            4,777
      Prepaid expenses and other current assets ....................................           1,062              929
                                                                                           ---------        ---------
         Total current assets ......................................................          15,617           27,341
      Property and equipment, net ..................................................             863            1,039
      Acquired intangible assets, net ..............................................          13,642               --
      Other assets .................................................................             221               65
                                                                                           ---------        ---------
TOTAL ASSETS .......................................................................       $  30,343        $  28,445
                                                                                           =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Short term bank borrowings ...................................................             $--        $   6,000
      Note payable .................................................................           1,600               --
      Accounts payable .............................................................           1,159           11,053
      Accrued sales and marketing expenses .........................................           1,364            1,165
      Deferred revenue .............................................................           1,004              843
      Other accrued expenses .......................................................           3,377            1,711
                                                                                           ---------        ---------
         Total current liabilities .................................................           8,504           20,772
                                                                                           ---------        ---------
Other liabilities ..................................................................              --               91
                                                                                           ---------        ---------
Stockholders' equity:
      Non-voting Preferred stock, $0.001 par value; 3,562,238 and 0 shares
         authorized, issued and outstanding, respectively ..........................               4               --
      Common stock, $0.001 par value; 50,000,000 shares authorized; 26,510,168 and
         19,852,952 shares issued and outstanding, respectively ....................              27               20
      Treasury stock, 331,740 and 0 shares, respectively ...........................            (684)              --
      Additional paid in capital, Common ...........................................         100,976           87,995
      Additional paid in capital, Preferred ........................................           4,628               --
      Deferred compensation relating to stock options ..............................              --              (50)
      Accumulated deficit ..........................................................         (83,112)         (80,383)
                                                                                           ---------        ---------
         Total stockholders' equity ................................................          21,839            7,582
                                                                                           ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................       $  30,343        $  28,445
                                                                                           =========        =========



   The accompanying notes are an integral part of these financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                    UNAUDITED

                                                                                                     Nine months ended
                                                                                                        September 30,
                                                                                                        -------------
                                                                                                     1999           1998
                                                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  (loss) ...............................................................................       $ (2,729)       $ (2,111)
      Adjustments to reconcile net loss to net cash  used in operating activities:
        Depreciation and amortization .....................................................            239           1,444
        Accounts receivable allowances ....................................................          2,024          (1,495)
        Amortization of intangible assets .................................................          1,288              --
        Net gain on sale of hardware business .............................................           (882)             --
        Write off of acquired in-process research and development .........................          3,944              --
        Other .............................................................................             --             102
            Changes in assets and liabilities, net of effects from acquisitions and sale of
              hardware business assets ....................................................         (6,263)         (4,035)
                                                                                                  --------        --------

Net cash  used in operating activities ....................................................         (2,379)         (6,095)
                                                                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net sales of short-term investments .................................................            397           2,828
      Proceeds from sale of hardware business .............................................          6,782              --
      Cash received in ScanSoft acquisition, net ..........................................          1,233              --
      Cash used for MetaCreations acquisition .............................................         (1,669)             --
      Capital expenditures for property and equipment .....................................           (148)           (181)
                                                                                                  --------        --------

Net cash provided by investing activities .................................................          6,595           2,647
                                                                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Short term bank borrowings, net .....................................................         (6,000)          4,551
      Acquisition of Treasury stock .......................................................           (684)             --
      Proceeds from issuance of common stock, net .........................................            118             297
                                                                                                  --------        --------

Net cash provided by (used in) financing activities .......................................         (6,566)          4,848
                                                                                                  --------        --------

Net increase (decrease) in cash and cash equivalents ......................................         (2,350)          1,400
Cash and cash equivalents at beginning of period ..........................................          7,659          11,423
                                                                                                  --------        --------
Cash and cash equivalents at end of period ................................................          5,309          12,823
Investments ...............................................................................             67           3,029
                                                                                                  --------        --------

Cash and investments ......................................................................       $  5,376        $ 15,852
                                                                                                  ========        ========



   The accompanying notes are an integral part of these financial statements.

                                 SCANSOFT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

           Prior to 1999, the results of the Company represented the activity of Visioneer, Inc., which marketed and sold hardware and software. On January 6, 1999, the Company sold its hardware business to Primax Electronics, Ltd. On March 2, 1999, the Company acquired Xerox Corporation's ScanSoft subsidiary and subsequently renamed the Company ScanSoft, Inc.

           The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company" or "ScanSoft") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1999, and for other periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

           The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or any future period.

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

BALANCE SHEET COMPONENTS

           The following table summarizes key balance sheet components (in thousands):

                                                       September 30,      December 31,
                                                          1999                1998
                                                          ----                ----
Inventory:
    Raw Materials ................................         $  279         $  429
    Work-in-process ..............................             --          2,261
    Finished goods ...............................            526          2,087
                                                           ------         ------
                                                           $  805         $4,777
                                                           ======         ======

Other accrued liabilities:
    Accrued wages ................................         $  727         $  216
     Accrued royalties ...........................            486            457
    Accrued taxes payable ........................            589            158
    Accrued warranty .............................            250            200
    Estimated liability, acquired products .......            281             --
    Other accrued liabilities ....................          1,044            680
                                                           ------         ------
                                                           $3,377         $1,711
                                                           ======         ======



ACQUISITION OF SCANSOFT

           Effective March 2, 1999, the Company acquired Xerox Corporation's ScanSoft subsidiary, a company that develops, markets, distributes and supports software that captures, communicates and prints documents at the desktop, for approximately 6.8 million shares of Common Stock, 3.6 million shares of non-voting Preferred Stock and the exchange of 1.7 million employee stock options to purchase Common Stock of the Company in exchange for outstanding employee stock options of ScanSoft. In conjunction with the acquisition, the Company incurred approximately $1.1 million of acquisition related costs. The purchase price of ScanSoft, including acquisition costs, was $18.6 million, and was allocated to the assets acquired and liabilities assumed based on the fair value of ScanSoft's current assets, property and equipment, and liabilities. The excess of the purchase price over the fair value of tangible assets acquired has been allocated to intangible assets (acquired in-process research and development, core technology, trade mark and trade name, and assembled workforce) acquired based on an independent appraisal.

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

         The allocation of the purchase price was as follows (in thousands):

Property and equipment..........................................     $   909
Current and other assets........................................       4,813
Liabilities assumed.............................................      (2,166)
Identified intangible assets....................................      11,096
Acquired in-process research and development....................       3,944
                                                                     -------
                                                                     $18,596
                                                                     =======



  IN-PROCESS RESEARCH AND DEVELOPMENT

           Management estimates that $3.9 million of the purchase price of ScanSoft represents acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of income upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. These include projects (primarily major version upgrades) in each of ScanSoft's major products, including ScanWorks, Pagis, TextBridge and API. The value was determined by estimating the revenue contribution of each of these products and the amount of the revenues attributable to the core/developed technology, the in-process - completed, the in-process - to be completed and the future yet-to-be-defined elements. The net cash flows for the in-process - completed were then discounted utilizing a weighted average cost of capital of 25%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances which could potentially impact the estimates described above. The allocation between the in-process - completed and the in-process - to be completed amounts were estimated based on the time and related costs incurred in development before the close of the acquisition and estimated to be incurred after the close of the acquisition. The average percentage of completion of the projects ranged from 73% to 95% at the date of the acquisition. Revenue is projected to be generated in fiscal 1999 for each of the product versions in development at the acquisition date. If these projects are not successfully developed, future revenue and profitability of ScanSoft may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

   RESTRUCTURING

           Pursuant to the disposal of the hardware business and acquisition of the software business, the Company initiated restructuring actions in the first quarter of 1999 and recorded a charge of $346,000 for such actions. Included in the charge was $188,000 related to a workforce reduction. The workforce reduction costs primarily include severance costs related to the involuntary termination of employment for approximately 10 employees from research and development in California. The terminations were necessary in order to consolidate the Company's research and development efforts to the new corporate headquarters in Massachusetts. Also included was approximately $46,000 in fixed assets and $82,000 in non-refundable commitments associated with the California operation which were no longer required once the headquarters were moved to Massachusetts, and $30,000 in other exit costs. Severance costs and other exit costs were determined in accordance with EITF No. 94-13, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

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

           As a result of the sale of the hardware business on January 6, 1999, the Company derived no revenues and incurred no material operating expenses related to the hardware business during the nine months ended September 30, 1999.

  ACQUISITION OF  PRODUCT LINES

           On June 30, 1999, the Company completed a definitive asset purchase agreement (the "Purchase Agreement") and license agreement (the "License") to acquire and license certain assets and intellectual property relating to the photo imaging software products business of MetaCreations Corporation which include Kai's Photo Soap 1.0, Kai's Photo Soap 2.0, Kai's SuperGoo 1.0, Kai's PowerGoo 1.0 and Kai's Power Show 1.1 (the "Products") from MetaCreations Corporation (the "Products").

           Pursuant to the Purchase Agreement, the Company purchased all of the inventory, intangibles, books and records, marketing materials and MetaCreations' website content relating to the Products. The Company paid MetaCreations $600,000 plus assumed the obligations to fulfill sales orders relating to the Products, all liabilities under all original equipment manufacturer and other agreements pertaining to the Products, and up to $950,000 of product return liability relating to Products sold prior to the date of the Purchase Agreement. In addition, the Purchase Agreement includes contingent financial performance incentive payments under which the Company could pay MetaCreations up to $1,000,000, based on the sale of the Products and certain other technology licensed in the License Agreement.

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

NET INCOME (LOSS) PER SHARE

           Net income (loss) per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS No. 128). The following details the computation for basic and diluted income (loss) per share:


                                                     Three months ended              Nine months ended
                                                        September 30,                  September 30,
                                                   -----------------------        ------------------------
                                                     1999           1998            1999            1998
                                                   --------       --------        --------        --------
Net income (loss) ..........................       $    472       $   (684)       $ (2,729)       $ (2,111)
Basic:
Weighted average common shares outstanding .         26,472         19,776          25,220          19,689
                                                   ========       ========        ========        ========
Net income (loss) per share ................       $   0.02       $  (0.03)       $  (0.11)       $  (0.11)
                                                   ========       ========        ========        ========
Diluted:
Weighted average common shares outstanding .         26,472         19,776          25,220          19,689
Effect of dilutive options and warrants ....          5,465             --              --              --
                                                   --------       --------        --------        --------
Weighted average common shares outstanding .         31,937         19,776          25,220          19,689
                                                   ========       ========        ========        ========
Net income (loss) per share ................       $   0.01       $  (0.03)       $  (0.11)       $  (0.11)
                                                   ========       ========        ========        ========


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

           Our success in the future will depend on our ability to maintain software gross margins and increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to persuade end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. There can be no assurance that the market for our products will develop or that we will achieve market acceptance of our products. We have incurred annual net losses since inception. There can be no assurance that we will be able to attain annual profitability in the near future. As of September 30, 1999, we had an accumulated deficit of $83.1 million.

RESULTS OF OPERATIONS

           Revenue of $8,210,000 for the three months ended September 30, 1999 decreased 58% from $19,238,000 from the comparable period in 1998. Revenue of $22,986,000 for the nine months ended September 30, 1999 decreased 62% from the comparable period in 1998. These decreases were due to the sale of the hardware business on January 6, 1999, which contributed $16,182,000 and $49,150,000 of revenue for the three and nine months ended September 30, 1998, respectively. Excluding hardware revenue in 1998, revenue increased 169% and 123% for the three and nine months ended September 30, 1999, respectively. These increases result from the incremental revenue generated from the acquisition of ScanSoft on March 2, 1999.

           Revenue for the three month period ended September 30, 1999, decreased $2,058,000 or 20% compared to the three month period ended June 30, 1999. The decrease is due to seasonal trends in the retail distribution channel. In addition, slower scanner hardware growth for the three month period ended September 30, 1999, contributed to slower scanner software sales in the quarter. These decreases were partially offset by increased revenue from an expanded OEM customer base.

           Cost of revenue consists primarily of material costs, third party royalties, fulfillment, and salaries for product support personnel. Cost of revenue for the three months ended September 30, 1999 was $1,994,000 or 25% of revenue, compared to $14,419,000 or 75% in the comparable period of 1998. The variance in absolute dollars and percentage of revenue is primarily attributable to the sale of the hardware business which incurred $13,592,000 in cost of revenue in the three months ended September 30, 1998. Excluding the hardware business from the 1998 revenue and cost of revenue, cost of revenue for the three months ended September 30, 1998 was $827,000 or 27% of revenue. Cost of revenue for the nine months ended September 30, 1999 was $5,427,000 or 24% of revenue, compared to $44,132,000 or 75% in the comparable period of 1998. The variance in absolute dollars and percentage of revenue is primarily attributable to the sale of the hardware business which incurred $41,337,000 in cost of revenue in the nine months ended September 30, 1998. Excluding the hardware business from the 1998 revenue and cost of revenue, cost of revenue for the nine month period ended September 30, 1998 was $2,795,000 or 27% of revenue.

           Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $1,717,000 or 21% of revenue in the three months ended September 30, 1999, an increase of $577,000 from the corresponding period in 1998. Research and development costs for the nine months ended September 30, 1999 were $5,140,000 or 23% of revenue, an increase of $1,654,000 from the same period in 1998. The increase in research and development spending for both the three and nine month periods is due to the added software engineering headcount from the acquisition of ScanSoft on March 2, 1999.

           Selling expenses include salaries, commissions, advertising, direct mail, public relations, trade shows, travel and other related sales and marketing expenses. General and administrative expenses include personnel costs for administration, finance, human resources, information systems, and general management in addition to legal and accounting expenses and other professional services. Selling, general and administrative expenses in the three months ended September 30, 1999 were $3,234,000 or 40% of revenue, a decrease of $1,089,000 from the comparable period of 1998. Selling, general and administrative expenses for the nine months ended September 30, 1999 were $10,288,000 or 45% of revenue, a decrease of $3,921,000 from the comparable period of 1998. The decrease in selling, general, and administrative expenses from 1998 to 1999 for both the three and nine month periods ended September 30, 1999, is due primarily from lower administrative expenses from the transition of the hardware and software business to a "software only" business and include lower compensation costs, depreciation and other operational expenses. This transition occurred when the hardware business was sold on January 6, 1999, and ScanSoft was acquired on March 2, 1999.

           Restructuring charges of $346,000 for the nine months ended September 30, 1999 relate to the acquisition of ScanSoft and the subsequent consolidation of research and development operations and the move of the Company's headquarters to Massachusetts.

           On January 6, 1999, the Company sold its hardware business to Primax Electronics, Ltd., for approximately $7 million, and reported a non-operating gain of approximately $882,000.

           Amortization of intangible assets of $655,000 and $1,288,000 for the three and nine months ended September 30, 1999, respectively, reflect the amortization of identified intangible assets from the ScanSoft acquisition and the asset purchase agreement with MetaCreations. The useful lives of the intangible assets used for amortization range from three to seven years.

           The in-process research and development charge of $3,944,000 for the nine months ended September 30, 1999, reflects that portion of the purchase price of ScanSoft representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of income upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. These include projects (primarily major version upgrades) in each of ScanSoft's major products, including ScanWorks, Pagis, TextBridge and API. The value was determined by estimating the revenue contribution of each of these products and the amount of the revenues attributable to the core/developed technology, the in-process - completed, the in-process - to be completed and the future yet-to-be-defined elements. The net cash flows for the in-process - completed were then discounted utilizing a weighted average cost of capital of 25%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances which could potentially impact the estimates described above. The split between the in-process - completed and the in-process - to be completed amounts were estimated based on the time and related costs incurred in development before the close of the acquisition and estimated to be incurred after the close of the acquisition. The average percentage of completion of the projects ranged from 73% to 95% at the date of the acquisition. Revenue is projected to be generated in fiscal 1999 for each of the product versions in development at the acquisition date. If these projects are not successfully developed, future revenue and profitability of ScanSoft may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

           Other income, net, consists primarily of interest earned on cash investments. Other income, net was $62,000 for the three months ended September 30, 1999 compared to an expense of $40,000 for the comparable period in 1998. Other income, net was $136,000 for the nine months ended September 30, 1999 compared to $237,000 for the comparable period in 1998. The decrease from 1998 to 1999 for the nine months ended September 30, is due primarily to less interest income as a result of lower investment balances in the respective periods.

           The provision for taxes for the three and nine months ended September 30, 1999, was $200,000 and $300,000, respectively, and substantially lower than a provision at statutory rates would yield. The lower tax provision reflects the usage of net operating losses to reduce our taxable income.

LIQUIDITY AND CAPITAL RESOURCES

           As of September 30, 1999, we had cash and investments of $5,376,000, compared to $7,861,000 of cash and investment balances at December 31, 1998.

           Cash and investments as of September 30, 1999, increased $191,000 from June 30, 1999. The increase was primarily due to cash generated from operations of $779,000 less acquisition related payments to MetaCreations of $652,000.

           We used $2,379,000 in cash for operating activities in the nine months ended September 30, 1999. The cash was used to fund payment of salary and personnel costs, the prepayment of annual insurance policies, and other normal operating costs.

           Cash provided by investing activities in the nine months ended September 30, 1999 was $6,595,000. Approximately $6,782,000 was received in connection with the sale of the hardware business in the January, 1999.

           Cash used in financing activities for the nine month period ended September 30, 1999 was $6,566,000. The cash was used to buy back common stock from existing stockholders in connection with the acquisition of ScanSoft and to pay off outstanding short term bank borrowings of approximately $6,000,000.

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

         - Phase 5 - Deploy and implement remediated and replacement systems, if any deployment or implementation is required, after the completion of successful testing and validation. This phase was completed by September 30, 1999.

         - Phase 6 - Design contingency plan and business continuation plans in the event of the failure of business systems and processes, facilities, data networking infrastructure, software and components used by our employees due to the Year 2000 millennium change. We expect that the initial contingency and business continuation plan will be in place by November 30, 1999.

           Based on our inventory and assessment to date, we believe that our internal mission critical systems are Year 2000 compliant and that our facilities are Year 2000 compliant. In addition, we are seeking assurances from our facilities' landlords and equipment vendors and data circuit providers regarding the Year 2000 compliance of their facilities and equipment.

           At this time, we believe that our incremental remediation costs, if any, needed to make our current business systems and processes, including facilities, software and components used by our employees and outsourcing vendors, are not material. While we are incurring some incremental costs, our incurred costs through September 30, 1999 were less than $60,000. Our expected total costs, including remediation and replacement costs, if any, are estimated to be between $75,000 and $100,000 over the life of the Year 2000 project.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

           The Company's business operates in an intensely competitive environment and operations are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to (1) the loss of, or a significant curtailment of purchases by, any one or more principal customers;
(2) the cyclicality of the retail software industry; (3) inability to protect the Company's proprietary technology and intellectual property; (4) inability to attract or retain skilled employees; (5) technological obsolescence of current products and the inability to develop new products (6) inability to respond to competitive technology and competitive pricing pressures; and (7) quarterly operating results that fluctuate and differ materially from one quarter to the next which could have an impact on the Company's stock price. For further discussion regarding these and other risks, refer to the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

FORWARD LOOKING STATEMENTS

           Certain Statements made in this report (including statements regarding the Year 2000 issue), as well as oral statements made by the Company from time to time, which are prefaced with words such as "expects", "anticipates", "believes", "projects", "intends", "plans", and similar words and other statements of similar sense, are forward looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company's control and as to which there can be no firm assurance given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties are outlined in the preceding paragraph and should not be construed as exhaustive. The Company disclaims any obligation to subsequently revise forward-looking statements or to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further discussions of risk factors are also available in the Company's registration statements filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance upon such forward-looking statements, which speak only as of the date made.

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

                                   SIGNATURES

           Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on November 12, 1999.

                                    SCANSOFT, INC.



                                    By:
                                        ---------------------------------------
                                                 John J.Rogers, Jr.
                                              Chief Financial Officer
                                            (Duly authorized officer and
                                           principal financial officer)

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