Form 10-K/A
period 1999-01-03
SCANSOFT INC
filed 2000-02-08
CIK 1002517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 2

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 3, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     __________________

COMMISSION FILE NUMBER:  0-27038


                                 SCANSOFT, INC.
             (Exact name of registrant as specified in its charter)


                           DELAWARE                                             94-3156479
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


                               9 CENTENNIAL DRIVE
                           PEABODY MASSACHUSETTS 01960
                                 (978) 977-2000
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:                  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:      COMMON STOCK, $0.001 PAR VALUE
                                                                     (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $23,752,027 as of March 26, 1999, based on $1.625 per share, the last reported sales price on the Nasdaq National Market for such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's Common Stock outstanding as of March 26, 1999 was 26,355,780.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

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

          (3)  Exhibits - Refer to Item 14(c) below.

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

EXHIBIT NO.                         DESCRIPTION OF EXHIBITS
-----------                         -----------------------
4.3+           Voting Agreement dated March 2, 1999 between Xerox, Xerox Imaging
               Systems, Inc., Visioneer, Inc. and several holders of Visioneer common stock.

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

10.12          Software Distribution Agreement dated April 26, 1995 between
               Xerox Imaging Systems, Inc. and Tech Data Corporation.

10.13+         Assignment, Assumption, Renewal and Modification Agreement dated
               June 18, 1997 between Xerox Imaging Systems, Inc., ScanSoft, Inc.
               and Tech Data Product Management, Inc.

10.14          Distribution Agreement dated September 22, 1993 between Ingram
               Micro, Inc. and Xerox Imaging Systems, Inc., as amended.

10.15          Gold Disk Bundling Agreement: Pagis SE & Pagis Pro, dated June
               29, 1998 between Xerox Corporation, through its Channels Group and ScanSoft, Inc., as amended.

EXHIBIT NO.                         DESCRIPTION OF EXHIBITS
-----------                         -----------------------
10.16          Gold Disk Bundling Agreement dated March 25, 1998 between Xerox
               Corporation, Office Document Products Group and ScanSoft, Inc.

23.1+          Consent of PricewaterhouseCoopers LLP.

24.1+          Power of Attorney. (See page 66)

27.1+          Financial Data Schedule.

----------
**   Denotes Management compensatory plan or arrangement.

+    Previously filed.

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (No. 333-70603) filed with the Commission on January 14, 1999.

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


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SCANSOFT, INC.

                                        By: /s/ MICHAEL K. TIVNAN
                                           -------------------------------------
                                           Michael K. Tivnan, President
                                           and Chief Executive Officer

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

4.3+           Voting Agreement dated March 2, 1999 between Xerox, Xerox Imaging
               Systems, Inc., Visioneer, Inc. and several holders of Visioneer common stock.

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

10.10(2)       Software License Agreement dated August 14, 1996 between the
               Registrant and Hewlett-Packard Company.

EXHIBIT NO.                         DESCRIPTION OF EXHIBITS
-----------                         -----------------------
10.11(6)       Form of Employment Agreement between the Registrant and each individual who was an executive officer prior to the merger with
               ScanSoft and the sale of the hardware business.

10.12          Software Distribution Agreement dated April 26, 1995 between
               Xerox Imaging Systems, Inc. and Tech Data Corporation.

10.13+         Assignment, Assumption, Renewal and Modification Agreement dated
               June 18, 1997 between Xerox Imaging Systems, Inc., ScanSoft, Inc.
               and Tech Data Product Management, Inc.

10.14          Distribution Agreement dated September 22, 1993 between Ingram
               Micro, Inc. and Xerox Imaging Systems, Inc., as amended.

10.15          Gold Disk Bundling Agreement: Pagis SE & Pagis Pro, dated June
               29, 1998 between Xerox Corporation, through its Channels Group and ScanSoft, Inc., as amended.

10.16          Gold Disk Bundling Agreement dated March 25, 1998 between Xerox
               Corporation, Office Document Products Group and ScanSoft, Inc.

23.1+          Consent of PricewaterhouseCoopers LLP.

24.1+          Power of Attorney. (See page 66)

27.1+          Financial Data Schedule.

----------
**   Denotes Management compensatory plan or arrangement.

+    Previously filed.

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (No. 333-70603) filed with the Commission on January 14, 1999.

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