Form 10-K405
period 1999-12-31
SCANSOFT INC
filed 2000-03-30
CIK 1002517

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999  COMMISSION FILE NUMBER 0-27038

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $195,205,983.81 as of March 23, 2000, based on $5.8125 per share, the last reported sales price on the Nasdaq National Market for such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of March 23, 2000 was 45,754,414.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive proxy statement filed with the Securities and Exchange Commission relating to the Company's 2000 Annual Meeting of Stockholders to be held May 4, 2000 (Part III of Form 10-K)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SCANSOFT, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   BUSINESS....................................................     1
  Item 2.   PROPERTIES..................................................    17
  Item 3.   LEGAL PROCEEDINGS...........................................    17
  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    17
PART II
  Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................    18
  Item 6.   SELECTED FINANCIAL DATA.....................................    18
  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................    20
  Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................    27
  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    28
  Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE........................................    53

PART III
  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    53
  Item 11.  EXECUTIVE COMPENSATION......................................    54
  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................    54
  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    54

PART IV
  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.........................................................    54

                           FORWARD LOOKING STATEMENTS

     WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "INTENDS," "BELIEVES," "PROJECTS," "PLANS," "ANTICIPATES," "ESTIMATES," AND SIMILAR WORDS AND EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS, WHICH INCLUDE STATEMENTS AS TO THE TIMING OF PRODUCT RELEASES, THE PERFORMANCE AND UTILITY OF THE COMPANY'S PRODUCTS AND EARNINGS AND PROFITABILITY, ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISKS DISCUSSED BELOW UNDER THE HEADING "RISK FACTORS" AND UNDER ITEM 7 -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND OTHER RISKS DETAILED FROM TIME TO TIME IN OUR PERIODIC REPORTS AND OTHER INFORMATION FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISION TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

                                     PART I

ITEM 1.  BUSINESS

     ScanSoft, Inc. was incorporated as Visioneer, Inc. in March 1992 and through December 1998, developed and sold scanner hardware and software products.

     In 1993, Xerox Imaging Systems, Inc. ("XIS") a wholly owned subsidiary of Xerox Corporation, established a software business unit called "ScanSoft". On September 16, 1996, XIS formed a wholly owned subsidiary, ScanSoft, Inc., in order to focus on the software business.

     On January 6, 1999, Visioneer sold the hardware business and the Visioneer brand name to Primax Electronics, Ltd., and on March 2, 1999, Visioneer acquired ScanSoft, in a cash election merger, from Xerox Corporation. The corporate entity "Visioneer" survived the merger, but changed its name to "ScanSoft, Inc." In addition, Visioneer changed the ticker symbol for its common stock that trades on the Nasdaq, to "SSFT."

     On January 15, 2000, ScanSoft, Inc. signed a definitive agreement to acquire Caere Corporation ("Caere") in a forward triangular merger to be accounted for as a purchase transaction. The merger was completed on March 13, 2000. Caere designs, develops, manufactures and markets a range of OCR software tools.

     ScanSoft, Inc. ( hereinafter "ScanSoft" or the "Company") is a leading provider of digital imaging software products for retail, OEM and corporate markets. ScanSoft's products capture and convert paper documents and photos into digital documents and images, and enhance a user's ability to organize and share digital documents and images in the office, at home and on the Internet. Generally, ScanSoft's products are based on proprietary or patented optical character recognition ("OCR") and/or image processing technologies designed to address the needs of a broad group of users ranging from consumers and small office to medium-sized businesses and large corporations.

     The Company maintains executive offices and principal facilities at 9 Centennial Drive, Peabody, MA 01960. Its telephone number is (978) 977-2000. The Company maintains a World Wide Web site at www.scansoft.com.

                           SCANSOFT'S BUSINESS MODEL

     Growth in the digital imaging software market is driven by the increasing need to create and use digital images. For example, on-line communication, such as e-mail and Internet publishing, is driving the need for scanners and digital cameras to convert existing printed or photographic information into digital text and images. The desire to store paper by using the personal computer as a digital filing cabinet is also driving demand for imaging devices. Individuals can capture images of paper documents, store them in electronic folders, and index the information so they can be quickly found. In addition, the proliferation of high quality, low cost color printers is benefiting the digital imaging industry. Because many personal computer users can now print color documents and photos, they are able to make color copies at the office and make high quality prints of captured photos conveniently at home. Other industry trends that are having a positive effect on the digital imaging market are increasing computer speeds and lower prices for computer memory (RAM).

     ScanSoft's strategy is to target the growing imaging device market through its core business of consumer and small office/home office ("SOHO") imaging software. According to research firm International Data Corporation (IDC), worldwide shipments of scanners will grow from 18.9 million in 1999 to 39.4 million in 2003. The firm projects digital camera shipments to grow at a compound annual growth rate of 48% through the same period, with shipments increasing from 4.7 million in 1999 to 22 million units in 2003. IDC also expects that worldwide multifunction peripheral units will grow from 3.7 million to 6.5 million, representing a compound annual growth rate of 20%.

     ScanSoft's software products include OCR, personal document management, photo imaging and editing and software suites that offer various combinations of these products and often third party offerings. ScanSoft believes that its ability to achieve broad market acceptance of its products will depend on several factors, including, but not limited to, ease-of-use, OCR accuracy, speed, and overall functionality. In addition, the ability of ScanSoft's software to integrate with desktop operating systems, word processing applications, e-mail software, fax applications, image editing products and Internet publishing tools will affect ScanSoft's ability to achieve market acceptance for its products. In that regard, ScanSoft's strategy is to maintain and enhance its technological position by investing in OCR and image processing technology and strategic business and technology partnerships with other leading companies.

     ScanSoft also provides software in two other emerging markets: enterprise imaging and Internet imaging software. The enterprise imaging software market includes high end OCR products and software targeted at the emerging network scanning market. The network scanning and multifunction market includes devices from Xerox, Canon, Ricoh, and Hewlett-Packard. Several network multifunction devices offer scanning options that use client software to convert, edit, organize and distribute digital documents via fax, e-mail and the Internet. Currently, ScanSoft bundles client software with Xerox network multifunction devices. ScanSoft plans to offer client/server software products in the future.

     The Internet imaging software market includes products that make it easier to publish and share paper documents and photos via the Internet. Currently, ScanSoft's products allow users to capture and convert paper-based documents to Joint Photographic Experts Group ("JPEG"), Hypertext Mark-up Language ("HTML") and Portable Document Format ("PDF") files and share photos and documents via e-mail or as part of an Internet site. Based on the growth of the Internet, and the increasing number of ways people and organizations are leveraging the Internet for communication, ScanSoft expects revenue from, and increased competition in, this market segment.

                                    PRODUCTS

     The Company offers a product line designed to accommodate the diversity of information and data entry requirements. ScanSoft's products can be used with a range of computer systems, such as IBM, IBM-compatible, and Apple Macintosh personal computers, as well as most desktop operating systems, such as Windows, Windows 95/98, Windows NT, and System 7. Each product is designed to accomplish the same overall goal: to improve the speed, accuracy, and simplicity of desktop information management.

PRODUCTS FOR BUSINESSES AND PROFESSIONAL USERS

  Paperport(R) Deluxe

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

  Textbridge Pro(R)

     TextBridge Pro is very accurate and versatile OCR software that allows users to easily edit paper documents, turn price lists into spreadsheets, or brochures into Web pages. TextBridge Pro combines OCR with page layout comprehension to recreate electronic files that are similar to the paper originals in terms of page layout, font characteristics and graphics. For flexibility, TextBridge Pro provides text, table and picture zoning tools that allow users to choose what sections of a document they want to recognize. In addition, TextBridge Pro offers built-in post-recognition editing, which enables users to conveniently proofread converted documents against the original scanned image. TextBridge Pro is a Windows 95, Windows 98 and Windows NT compliant application. There are also versions available for Windows 3.x and Macintosh System 8.x. TextBridge Pro supports recognition for twelve languages and is localized for European distribution.

  Pagis Pro(R)

     Pagis Pro is a comprehensive scanning suite that combines the Pagis digital imaging desktop with TextBridge Pro and Kai's PhotoSoap to transform an office personal computer into a paper-to-digital solution for electronically filing, copying, editing and sharing documents and photos. Pagis Pro intelligently scans color documents and photos and creates color images that are easy to view, share, and print. Its folders provide visual image thumbnails to quickly browse and locate scanned images, and Pagis Pro provides powerful full-text and keyword indexing to help users retrieve document images, photos and electronic files. Using the Extended Image File Format ("XIFF"), Pagis Pro can store and send high-quality color document image files that are a fraction of the size of images saved in a standard image file format, such as Tagged Image File Format ("TIFF"). An image viewer provides image editing, selection and annotation tools. These tools help users enhance an image, select a portion of the image they want to work with, and add highlights or notes to an image. TextBridge Pro is integrated into the Pagis desktop, so users can easily convert paper documents and bring the recognized pages into a word processor or spreadsheet. For photo editing and photo projects, Pagis Pro integrates a third party photo editor. Pagis Pro is compatible with Windows 95, Windows 98 and Windows NT 4.0 operating systems.

PRODUCTS FOR CONSUMERS

  Paper Converter(TM)

     Paper Converter software converts scanned paper documents and images -including formatted text, tables and photos -- into editable Hypertext Mark-up Language ("HTML"). Paper Converter is the first scan-to-Web product designed to integrate directly into Microsoft's FrontPage 2000, a Web site creation and management tool. Paper Converter allows Web professionals and office workers in small businesses and larger corporate environments to convert and organize paper-based information and make it accessible via the Web and on corporate intranets.

  PhotoFactory(TM)

     PhotoFactory combines three photo-editing software packages users can use to edit, liquefy, twist, and stretch photos. With PhotoFactory users can create presentations complete with sound, animation and other special effects. PhotoFactory runs on Macintosh 8.1 or greater and Microsoft Windows 9.x, NT operating system platforms.

  Kai's PhotoSoap 2(TM)

     PhotoSoap2 provides professional photo retouching tools. Users can restore old or damaged photographs, add special effects, print to popular formats and papers, and export pages to the Web.

  Kai's SuperGoo(TM)

     By using SuperGoo users can mix images of family and friends with the hundreds of facial components, such as eyes, noses, hairstyles, and more, included in the software. Stretch, warp, or smear images using a library of customizable Liquid Image distortion tools. Images can be converted into Quicktime or AVI animation or posted on the Web.

  Kai's Power SHOW(TM)

     Power SHOW allows users to easily create and play home photo shows or enhance business presentations. SHOW works with digital photos, PC PowerPoint slides, pictures, and video clips. Presentations can also be sent to others via the Web.

OEM PRODUCTS

     We bundle various versions of Pagis, PaperPort, and TextBridge with leading scanner, multifunction device and storage device manufacturers and leading independent software vendors. OEM customers often require us to integrate products with other applications or customize existing products to meet specific requirements. Therefore, we offer OEM customers both packaged products to bundle and a software developer's toolkit to facilitate the integration of OCR functionality with other applications.

NEW PRODUCTS

     We intend to design and develop products to extend the life and usability of our products for our installed base through the development of software upgrades and add-on accessory products. We intend to offer these upgrades to our OEM partners. We also plan to incorporate new software features into our software, and to expand our software product lines in 2000 through the development of alternative form factors comprising enhanced imaging capabilities and other features and functionality. We believe that the development of these and other products and features is essential to our success. Accordingly, we will continue to make significant investments in the research and development of new products. Such expenses may fluctuate from quarter to quarter depending on a wide range of factors, including the status of various development projects.

CAERE PRODUCT DESCRIPTIONS

     On March 13, 2000 ScanSoft acquired Caere and, as a result, acquired the following software product lines: OmniPage(R) Pro, OmniPage Pro 10 Scan Suite Plus(TM), OmniPage Web(TM), OmniPage Limited Edition(R), Recognita Plus(R), Developers Kit 2000(TM), PageKeeper Pro(R), OmniForm(TM), OmniForm Internet Publisher(TM), and the exclusive right to distribute ImageAXS(TM).

     OmniPage Pro(R) is a fully featured page recognition solution for power users. OmniPage Pro is an OCR product that allows the user to recognize, edit, and save complex documents containing text and images in their original, full-page formats and provide users the ability to recognize tables and spreadsheets. OmniPage Limited Edition is a limited feature version of OmniPage that allows a user to perform OCR on a scanned document and save the document to a file. OmniPage Limited Edition is bundled with most scanners offered by Caere's scanner partners.

     OmniPage Pro 10 Scan Suite Plus offers six software products in one box. It contains OmniPage Pro 10.0, MGI PhotoSuite III SE, OmniPage Web PE, NetObjects Fusion 4.0, Post-It(R) Software Notes from 3-M, and PageKeeper Pro.

     OmniPage Web is a fast, easy way to convert paper documents into intelligent, structured Web sites. Using the award-winning OmniPage Pro OCR engine and new Logical Structure Recognition(TM) (LSR(TM)) technology, OmniPage Web outlines a scanned document and creates a complete, dynamic Web site with separate Web pages for each page, chapter or section; and hot-links between referenced sections.

     Recognita Plus is a leading, full-featured, multilingual, and font-independent OCR software product, targeted at the Eastern European market, that integrates with most popular word processing, desktop publishing, and spreadsheet applications available for Windows.

     The Developers Kit 2000 is a new way to develop applications that integrate multiple recognition technologies. Whether users require OCR, ICR, OMR, or bar code, the Developers Kit 2000 offers the flexibility customers demand, in a single set of developer tools.

     PageKeeper Pro is document management software designed to help users organize, use, and retrieve virtually all computer documents, including scanned paper, electronic files, and Web pages.

     OmniForm converts paper forms to electronic forms with the click of a button. OmniForm creates an electronic version of scanned or faxed documents by using OCR technologies and color Logical Forms Recognition(TM). OmniForm users also can design their own forms, complete with fonts, graphics, and logos, using the custom toolset and Form Assistant(TM). OmniForm Filler(TM) allows users to efficiently fill out forms by accepting input, performing calculations, validating entries and creating databases which can be searched, sorted, imported, and exported to popular database applications. OmniForm Internet Publisher converts existing paper forms to electronic versions and allows users to save the forms to a variety of Web-ready formats incorporating such form intelligence as field validation and calculations, so that companies can collect and distribute data-associated business transactions such as invoices, purchase orders, expense reports, or questionnaires.

     ImageAXS organizes locates digital images and multimedia files, including photos, scanned images, downloaded images, movies, and sounds. ImageAXS is a visual database for professional users -- photographers, Web designers, graphic artists, stock photo collectors, and others -- who have lots of images to catalog and want to be able to find them quickly and easily.

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

     For PaperPort products, software applications on the hard drive are recognized, and linking icons to applications supported by the PaperPort API are placed on the PaperPort desktop. In addition, "AutoLaunch" technology allows users to launch input with digitized documents directly into third-party software applications and peripherals already installed on the user's personal computer. The PaperPort software locates these paper-enabled third-party software applications and peripherals and builds drag and drop buttons for one-button distribution of these digitized documents. Using the PaperPort API, developers can create PaperPort links to expedite the intelligent transfer of documents between the PaperPort software and their applications.

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

                       MARKETING, SALES AND DISTRIBUTION

     The primary market for our products is comprised of computer users who require access to both paper and electronic information. The SOHO (Small Office, Home Office) market, which represented a significant majority of our branded business, has been targeted by us because mobile and home-based professionals require office-like productivity without access to copiers, fax machines and scanners. This market, within the last 18 months, has been increasingly attracted to scanners offering color imaging capability.

     In 1999 we derived a significant portion of our revenue from sales through our independent distributors, retailers and resellers. Although we have established strategic software OEM partnerships, we expect that sales through our independent distributors and resellers will continue to account for a substantial portion of our revenues for the foreseeable future. Our top two customers for 1999 were Ingram Micro and Tech Data, both independent distributors. Sales to these top two independent distributors accounted for 39% of our total revenue in 1999 in the aggregate, or 24% and 15%, respectively, as compared to the top two independent distributors and resellers in 1998 accounting for 30% of our total revenue in 1998. With the transition to a software only business, we expect to derive the majority of our revenue through our independent distributors, including Ingram Micro, Tech Data and Merisel. These distributors in turn sell to computer superstores, such as Comp USA and Fry's Electronics; consumer electronic stores, such as Best Buy and Circuit City; mail order houses, such as PC Connection and MicroWarehouse; and office superstores, such as Office Max, Office Depot and Staples. Our agreements with our distributors and resellers are not exclusive, and each of our distributors and resellers can cease marketing our products with limited notice and with little or no penalty. There can be no assurance that our independent distributors and resellers will continue to offer our products or that we will be able to recruit additional or replacement distributors. The loss of one or more of our major distributors or resellers would have a material adverse effect on our business, operating results and financial condition. Many of our distributors and resellers offer competitive products. There can be no assurance that our distributors and resellers will give priority to the marketing of our products as compared to competitor's products. Any reduction or delay in sales of our products by our distributors and resellers would have a material adverse effect on our business, operating results and financial condition.

     We grant our distributors and resellers price protection and certain rights of return with respect to products purchased by them. In addition, we offered various end-user rebate programs for our products. We accrue for expected returns, anticipated price reductions, and anticipated rebate redemption in amounts that the Company believes are reasonable. However, there can be no assurance that these accruals will be sufficient or that any future returns, price protection charges, or rebate redemption will not have a material adverse effect on our business and operating results, especially in light of the rapid product obsolescence that often occurs during product transitions. The short product life cycles of our products and the difficulty in predicting future sales increase, the risk of new product introductions, price reductions by our competitors, or other factors affecting the paper input market could result in significant product returns. In addition, there can be no assurance that new product introductions by competitors or other market factors will not require us to reduce prices in a manner or at a time or rate which gives rise to significant price protection charges and which would have a material adverse effect on our operating results. Any product returns, price protection charges, or rebate redemption in excess of recorded allowances would have a material adverse effect on our business, operating results and financial condition.

     Revenue from resellers and distributors outside North America represented approximately 13% of revenue in 1999 as compared to 7% in 1998. We expect our revenue from international sales to account for approximately 25% of revenues in 2000.

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

                               OEM RELATIONSHIPS

     The Company has software OEM agreements with several manufacturers who bundle digital imaging software with the scanning, capture, and multifunction devices or software they sell including: Apple, Brother, Canon, Compaq, Epson, Hewlett-Packard, IBM, Mattel, Microtek, Mustek, Olivetti-Lexikon, Primax, Smith Micro, and Visioneer. Additionally, The Company also entered into multiple non-exclusive agreements with

Xerox Corporation (a significant stockholder) in which ScanSoft agreed to license Xerox the royalty-bearing right to copy and distribute certain versions of Pagis, PaperPort and TextBridge software programs with Xerox's multifunction peripherals. The Company also has key technology partnerships with several companies, including a recent alliance with Microsoft.

     We are pursuing and may enter into additional OEM agreements to distribute our software products. However, there are certain risks associated with such relationships, including whether sufficient priority will be given by such OEM partners to market our products and whether such OEM partners will continue to offer our products. Such risks have been experienced by us in regards to our agreements with Hewlett-Packard and Compaq. The loss of any OEM partnership or our inability to enter into additional OEM partnerships could have a material adverse effect on our business, operating results and financial condition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

                            RESEARCH AND DEVELOPMENT

     Our research and development team is located at both our headquarters in Peabody, Massachusetts. As of December 31, 1999, we employed 62 full-time and 6 contract software design and quality assurance engineers, technicians and support staff.

     Our growth and future financial performance will depend in part upon our ability to enhance existing applications and to develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, respond to competitive products and achieve market acceptance. As a result, we expect that we will continue to commit substantial resources to product research and development in the future.

                                 MANUFACTURING

     The Company outsources a majority of the duplication and production of its software products to third parties. These vendors procure all required components, including compact disks, floppy disks, product manuals, boxes, and other product literature, and manufacture completed software products for delivery to the Company. Such manufacturing services are available from multiple vendors. However, an interruption or failure by an existing manufacturing supplier could result in a delay in shipment of ScanSoft products.

     Most of the components used in the manufacture of the Company's products are available from multiple sources of supply. Certain components used in the manufacture of the Company's OCR products are currently available only from a single source. Although the Company generally maintains a several-month inventory level of these components, failure of a single-source supplier to deliver required quantities of such materials could materially and adversely affect the Company's operating results. The Company believes that, if necessary, it could develop alternative sources of supply for these components and parts, or re-engineer the products. However, any delays in developing such alternative sources of supply or in the re-engineering of the products could have a material adverse effect on the Company's results of operations.

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

     The TextBridge family of OCR products face competition in two markets: the market for packaged OCR application programs and OEM bundled OCR products. Several companies offer packaged OCR application programs through the retail channel, including companies such as Adobe Corporation ("Adobe"), ABBYY Software House ("ABBYY"), NewSoft America, Inc. ("NewSoft"), I.R.I.S. and several small independent software vendors. We face significant price pressure in the retail channel. In the OEM market in which companies "bundle" the OCR technology with related hardware products, such as scanners or multifunction peripherals, or incorporate OCR technology into third party application software products, competitors include Adobe, ABBYY, NewSoft, I.R.I.S. and several small independent software vendors. We have experienced significant price competition in the OEM market and expect this to continue. In addition, the "bundled" OCR products themselves present competition to our fully featured shrinkwrap products.

     The Pagis and PaperPort family of products compete with various products in the digital imaging software marketplace. In the personal document management segment there are several competitors, including DocuMagix, Inc. (a division of JetFax Corporation), NewSoft, and Eastman Software (a subsidiary of Kodak Corporation). With decreasing prices driving affordable scanning solutions into the mainstream, we expect to face increasing competition in this product category from a variety of software developers.

     In the scanning software suite segment, our products include various combinations of the products mentioned above and often include photo-editing capabilities. Competitors include Adobe. Microsoft Corporation and MGI Software Corp. offer photo-editing products and could offer products in this market segment in the future.

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

                             PROPRIETARY TECHNOLOGY

     The Company relies upon proprietary technology, trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain its competitive position. The Company attempts to protect its technology and trade secrets with patents, copyrights, trade secret laws, technical measures and non-disclosure agreements. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company has been issued a series of patents that directly relate to its products. These patents expire on various dates between 2005 and 2016. Assurance cannot be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted by the patents will provide competitive advantages to the Company.

     In order to protect its ownership rights in its software products, the Company licenses such products to OEMs and resellers on a non-exclusive basis with contractual restrictions on reproduction, distribution and transferability. In addition, the Company generally licenses it software in object code form only. The Company licenses its software products to end users by use of a "shrink-wrap" customer license that restricts the end user to personal use of the product. Despite these contractual restrictions, it may be possible for competitors or users to illegally copy the software or obtain information that the Company regards as proprietary.

     The Company also relies on trade secrets and proprietary know-how. The Company has been, and will continue to be, required to disclose its trade secrets and proprietary know-how to employees and consultants. Although the Company seeks to protect its trade secrets and proprietary know-how by entering into confidentiality agreements with such persons, there can be no assurance that these agreements will not be breached, that the Company would have an adequate remedy for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

     Because of technological developments in the industry in which the Company markets its products, it is possible that certain of the Company's products may infringe third party proprietary rights. From time to time the Company has received, and in the future may receive, notices of claims of infringement. In response to these claims, the Company may have to obtain licenses for an allegedly infringing product or stop selling such product and be liable for damages. However, there can be no assurances that any required licenses or rights could be obtained on commercially reasonable terms.

     In addition, ScanSoft has developed products in the past that incorporate technology based on licenses received from third parties. The Company's ability to continue to develop and commercialize its products will be affected by its ability to renew existing technology licenses and to obtain technology licenses from third parties in the future. There can be no assurance that the Company will be able to renew its current licenses or obtain any necessary licenses in the future. The failure to renew existing licenses or to obtain any licenses that may be required in the future could have a material adverse effect on the Company.

     Policing unauthorized use of technology is difficult, especially in the software industry. Software piracy can be expected to be a persistent problem for the software industry for the foreseeable future. Such piracy can be particularly egregious in international markets in which the Company distributes its products. The Company believes that, due to the rapid pace of technological change in the industry, factors such as knowledge, ability, frequent product enhancements, timeliness and quality of product support and the experience of the Company's employees are more significant as a means to protect the Company's competitiveness than patent, copyright and trade secret protection.

                                   EMPLOYEES

     As of December 31, 1999, ScanSoft employed 125 people. None of the Company's employees is represented by a labor union. Our future performance depends in significant part on the continued service of our key technical and senior management personnel. The Company has experienced no work stoppages and believes that its employee relations are good. The Company has utilized the services of consultants, third-party developers, and other vendors extensively in its sales, development, and manufacturing activities.

     Competition in the recruiting of personnel in the computer and data recognition industry is intense. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing, technical employees, and independent contractors. There can be no assurance that the Company will be able to attract and retain enough qualified employees. The Company does not carry any key person life insurance with respect to any of its personnel.

                                  RISK FACTORS

     ALTHOUGH SCANSOFT AND CAERE EXPECT THAT THEIR RECENT MERGER WILL RESULT IN BENEFITS, THOSE BENEFITS MAY NOT OCCUR. The acquisition of Caere by ScanSoft involves risks related to, among other things, the integration and management of acquired technology, sales and marketing efforts, operations and personnel. The integration of ScanSoft and Caere will be a complex, time consuming and expensive process and may result in disruption of the business of the combined company. Following the merger, the combined company must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. There may be substantial difficulties, costs and delays involved in integrating ScanSoft and Caere, including:

     - Potential incompatibility of business cultures;

     - Product development delays caused by disruptions from the merger;

     - Perceived adverse changes in business focus;

     - Potential lapses in internal and financial controls;

     - Potential conflicts in sponsoring, advertising or content relationships;

     - The loss of key employees and diversion of the attention of management from other ongoing business concerns;

     - Negative reaction from and/or deterioration of our relationship with our OEM customers, distributors and resellers, or end-user customers; and

     - Caere may not be successfully integrated, managed and operated by ScanSoft.

     WE WILL INCUR SUBSTANTIAL EXPENSES FROM OUR ACQUISITION OF CAERE. We estimate that we will incur aggregate pre-tax costs of approximately $4 million associated with the merger, as well as approximately $3-6 million in restructuring costs, which includes costs relating to employee severance. In addition, we expect to incur certain costs in connection with the integration of the two companies. These costs cannot now be reasonably estimated, because they depend on future decisions to be made by management of the surviving corporation, but they could be material. These costs could relate to the elimination of duplicate facilities and operations, integration of internal and customer-related activities, and cancellation and/or overlap of contractual obligations. These costs and expenses will affect results of operations primarily in subsequent periods following the merger.

     The merger will be accounted for as a purchase and, accordingly, the acquired assets and liabilities of Caere will be recorded at estimated fair values. Under the purchase method of accounting, intangibles in the amount of approximately $92 million will be capitalized and special charges of approximately $28 million relating to in-process research and development will be recorded in the quarter the merger is consummated. These amounts are estimates that reflect the most recently available information but will be affected by the completion of a valuation study that will begin shortly. The completion of the valuation study may result in significant differences from the preliminary allocation. The amortization of other intangibles after the merger will have an adverse effect on the results of operations of the surviving corporation.

     OUR ACQUISITION OF CAERE MAY FAIL TO QUALIFY AS A "REORGANIZATION" WITHIN THE MEANING OF SECTION 368(a) OF THE INTERNAL REVENUE CODE. In order to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code, the merger must satisfy certain requirements, including the requirement that following the merger the surviving corporation hold "substantially all" of the properties of Caere. For purposes of issuing private letter rulings, the Internal Revenue Service has stated that 70% of the fair market value of the gross assets and 90% of the fair market value of the net assets of the target will be considered "substantially all" of the target's properties. The merger was structured such that the cash portion of the consideration paid to the Caere stockholders may be deemed to be paid by Caere rather than ScanSoft. In that case, the portion of Caere's properties represented by the cash would not be held by the surviving corporation following the merger, and the merger likely would not satisfy the ruling guidelines of the IRS. However, these ruling guidelines only represent the circumstances under which the IRS will exercise its administrative discretion to issue private letter rulings. Significantly lower thresholds than those articulated by the IRS have been upheld by the courts, including in cases where the target corporation did not transfer cash, accounts receivable and other financial assets to the acquiror, provided that all of the target's operating assets and sufficient working capital were transferred. If the merger fails to qualify as a reorganization within the meaning of Section 368(a) of the Code, Caere, now a wholly owned subsidiary of ScanSoft, would recognize corporate level gain upon the deemed transfer of its assets to Scorpion Acquisitions Corporation in a taxable transaction.

     WE DEPEND ON THE CONTINUED DEVELOPMENT OF THE DIGITAL IMAGING SOFTWARE MARKET FOR OUR GROWTH. The market for digital imaging software and, in particular, for our products is:

     - Constantly evolving and is subject to rapid technological changes;

     - Dependent on the introduction, growth, adoption and pricing of digital imaging devices such as scanners, multi-function peripherals and digital cameras;

     - Subject to the technical knowledge and ability of users to understand and use such devices and software; and

     - Characterized by transforming technology and frequent new product introductions.

     Developing new products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. We expect to participate in and benefit from the expected growth caused by the technological and market trends in the digital imaging markets. Broad market acceptance of our products and our future success will, however, depend in part on the following:

     - Our ability to educate users about the benefits of digital imaging products generally and the specific benefits of our products;

     - Our ability to adapt to emerging industry standards and respond to our competitors' product announcements;

     - Our ability to develop, introduce, upgrade and support competitive, new products and product enhancements that meet changing customer requirements and emerging industry standards; and

     - Our ability to increase brand-name recognition.

     If we are not successful in meeting the goals listed above, we may not be able to maintain or gain broad market acceptance for our products. Further, a decline in demand for digital imaging products generally, or for ScanSoft's PaperPort, Pagis or TextBridge products or Caere's OmniPage and OmniForm products, in particular, could occur as a result of competitive technological change or other factors.

     OUR REVENUE HAS BEEN DEPENDENT ON DEMAND FOR A FEW PRODUCTS. We have historically had a substantial portion of our revenue generated from a few products. ScanSoft's TextBridge product family represented approximately 42% of revenue, Pagis represented approximately 21% of revenue and PaperPort represented approximately 20% of revenue for the year ended December 31, 1999. Caere's OmniPage product family represented approximately 58% of its revenue for the same time period. The likelihood these products will continue to contribute significant revenue to the combined company is subject to certain risks, including:

     - Our ability to develop and introduce competitive new product enhancements that meet changing customer requirements; and

     - Our ability to develop and introduce product enhancements that meet emerging industry standards.

     The reduction in revenue contribution from any of these products could have a material adverse impact upon our business, results of operations and financial condition. In addition, a reduction in revenue may make it more difficult for us to compete in the digital imaging market.

     THE TIMING OF NEW PRODUCT INTRODUCTIONS IS CRITICAL TO OUR SUCCESS. The digital imaging software market is characterized by rapid technological change, evolving customer needs, frequent new product introductions and evolving industry standards. Our success depends on how well we are able to manage the transition to new products and new versions of existing products. The life cycles of our products are difficult to estimate. Further, it is not unusual in personal computer software life cycles for the sales volume of new products and new versions of existing products to increase in the first few months after their introduction because of initial demand. As a product reaches the end of its life cycle, however, demand for that product tends to fall in anticipation of new replacement products. Consequently, announcements about new products at the end of a product life cycle may cause our customers to defer purchasing existing products, and we may be forced to lower the prices of older products in anticipation of new releases. This may result in distributors claiming price protection credits or returning older products to us, and as a result, our revenues may decline. We cannot accurately predict the exact timing in which a new product or version will be ready to ship. Moreover, in order to maintain competitiveness, we must make substantial investments in product development and testing. We cannot guarantee that we will have sufficient resources to make the necessary investments or that we will be able to develop new products or new product features quickly enough to meet market demand.

     WE DEPEND ON CONTINUED DEMAND FOR OUR PRODUCTS FROM ORIGINAL EQUIPMENT MANUFACTURERS. ScanSoft and Caere have OEM relationships with a number of companies that provide digital imaging hardware. Agreements with our OEM customers provide for our software products to be bundled with the OEMs' hardware products when sold. The cost, if any, of integrating, including providing the reproduction of our software, is assumed by the OEM. These agreements also provide for a license fee to be paid to ScanSoft or Caere. The license fee may be a royalty based upon unit sales, a flat fee or a fee for a certain time period. We cannot assure you that OEM customers will accurately report license fees or have the ability to pay them. Our agreements with OEMs do not obligate them to bundle our software.

     Other risks include whether the OEMs will:

     - Give sufficient priority to marketing our products;

     - Continue to offer our products at all; and

     - Elect instead to bundle software products of our competitors.

OEM revenue has historically represented approximately 15-25% of our revenue. In the past several years, we have seen a significant reduction in revenue from certain OEM customers and may not be able to replace the revenue generated from those relationships.

     THE DIGITAL IMAGING SOFTWARE MARKET IS HIGHLY COMPETITIVE. The digital imaging market is highly competitive and subject to rapid change, with frequent new product introductions and enhancements, and constant pressure to reduce prices. We believe that the principal competitive factors in the digital imaging software market include:

     - Accuracy of scanned images;

     - Ease of understanding and use;

     - Product reliability;

     - Product features and functions;

     - Price/performance characteristics;

     - Brand recognition; and

     - Quality of product support.

     Our current competitors include developers of digital imaging software, document management software, and scanning software suites, and manufacturers of scanners, multi-function peripheral devices, and digital cameras. We experience significant price competition and pressure in both the retail channel and the OEM market and expect this to continue. In addition, our "bundled" products themselves compete with our fully featured shrinkwrap products. Our current competitors include Microsoft Corporation, Adobe Systems Incorporated, Corel Corporation, ABBYY Software House, NewSoft America, Inc., I.R.I.S., JetForm, MGI Software Corp., and many others.

     Increased competition may force us to lower our prices, experience decreased gross margins or lose market acceptance. We face the following challenges from our competitors:

     - Certain of our competitors offer products comparable to ours at retail prices that are lower than ours;

     - Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, support, sales, marketing, recruiting and other resources;

     - Certain of our competitors have greater name recognition and larger customer bases than we do;

     - Certain of our competitors may be better able to withstand significant price decreases or devote greater resources to the development, promotion, sale and support of their products than we can; and

     - Certain of our competitors may be able to develop digital image processing software with superior accuracy, ease of understanding and use, product reliability, product features and functions and price/performance characteristics than we develop.

     We may not be able to compete successfully against current and future competitors, especially those with greater financial, technical, support, sales, marketing, recruiting and other resources. If we are not successful in meeting the challenges listed above, we may not be able to maintain or gain broad market acceptance for our products. Competitive pressures may materially affect our business, operating results, and financial condition.

     WE NEED TO CONTINUE TO MAINTAIN AND BUILD OUR RELATIONSHIPS WITH DISTRIBUTORS AND OTHER RESELLERS. We expect to continue to receive a substantial portion of our revenue from sales through our independent distributors and resellers, but we anticipate that our dependence on any one independent distributor or reseller will decrease in the future as we expand distribution channels. Our agreements with distributors and resellers are not exclusive; many of our distributors and resellers offer competitive products and are not required to give our products priority. Each of our distributors and resellers can cease marketing our products with limited notice and with little or no penalty. If we lose any one of our independent distributors or resellers, we may not be able to recruit replacements. If our distributors or resellers reduce or cease their marketing and sales efforts on our behalf, our business, operating results and financial condition may suffer.

     We may not be able to develop an effective method of distributing our software products using newly emerging software distribution channels, such as the Internet. Even if successful, the presence of new distribution channels could adversely affect our existing distribution channels and the prices of our products.

     OUR TRADITIONAL DISTRIBUTORS ARE SUBJECT TO ECONOMIC AND COMPETITIVE
RISK. Our traditional distributors in the retail channel are experiencing extreme competition both among themselves and from the shift to electronic commerce. Some of these distributors are experiencing disappointing financial results and in some cases have announced employee layoffs. A failure by any one of our distributors could result in:

     - Material bad debts;

     - Loss of inventories and associated sales values;

     - Disruption of revenue from the retail channel; and

     - Significant costs incurred to reestablish product distribution.

     WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN INTERNATIONAL MARKETS. As a result of our acquisition of Caere, international sales will represent more than 25% of total sales, and more than 20% of our employees will be in foreign locations. We plan to continue expansion of our international operations by establishing a more extensive network of international distributors and resellers. We also develop versions of our products suitable to the market requirements of particular foreign countries, such as different languages. We have limited resources to develop international versions of our products and to market, distribute, service and support such products. We may not be able to develop new or additional versions of our existing products or successfully market, sell, deliver, service or support our products in international markets.

     CONDUCTING BUSINESS OUTSIDE OF THE UNITED STATES WILL EXPOSE US TO ADDITIONAL RISKS. In conducting business outside of the United States, we are exposed to the following risks:

     - Unexpected changes in regulatory requirements;

     - Import and export duties and restrictions;

     - Tariffs and other trade barriers;

     - Difficulties in staffing and managing foreign operations;

     - Longer payment cycles;

     - Uncertainties in connection with collecting accounts receivable;

     - Political instability;

     - Fluctuations in currency exchange rates;

     - Logistical difficulties in managing multinational operations;

     - Seasonal reductions in business activity during summer months in Europe and certain other parts of the world; and

     - Potentially adverse tax consequences, including our inability to recover withholding taxes.

     PRODUCT DEFECTS MAY HARM OUR BUSINESS. Our products are complex and may contain certain software errors or failures which are detected only after we begin to ship a product, especially when first introduced as new versions or when enhancements are released. Although we conduct testing during product development, we have at times been forced to delay commercial release of software until problems were corrected and, in some cases, have provided enhancements to correct errors in released software. Delay in commercial release or correction of errors could lead to loss of revenue, credibility with customers and market acceptance of our products. Despite our testing, and testing by current and potential customers, errors may be found in software after commencement of commercial shipments, resulting in loss or delay of revenue or market acceptance, diversion of development resources, damage to our reputation, or increased support costs.

     WE DEPEND ON THIRD-PARTY LICENSES FOR OUR PRODUCTS. We rely on certain software technology which we license from third parties and use in our products to perform key functions and provide additional functionality. Because our products incorporate software developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties' ability to maintain or enhance their current products, to develop new products on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. Further, these third-party technology licenses may not always be available to us on commercially reasonable terms or at all.

     If our agreements with third-party vendors are not renewed or the third-party software fails to address the needs of our software products, we would be required to find alternative software products or technologies of equal performance or functionality. We cannot assure that we would be able to replace the functionality provided by third-party software if we lose the license to this software, if it becomes obsolete or incompatible with future versions of our products or if it is not otherwise adequately maintained or updated.

     THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY IS KEY TO OUR SUCCESS. ScanSoft and Caere both rely heavily on their proprietary software technology, trade secrets and other intellectual property. We use a variety of methods to protect our respective intellectual property including patents, copyrights, trademarks and trade secrets. In addition, we generally enter into confidentiality or license agreements with our employees, consultants and vendors. We also generally control access to and distribution of our software, documentation, and other proprietary information. We primarily rely on "shrink wrap" or "click wrap" licenses that are not signed by the customer and, therefore, may not be enforceable under the laws of certain jurisdictions. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to ours. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management efforts.

     WE DEPEND ON KEY PERSONNEL AND FACE RISKS ASSOCIATED WITH HIRING AND RETAINING EMPLOYEES. We rely to a significant extent upon our senior management team and other key employees. Competition for such employees is intense. We cannot guarantee that we will be able to retain our key employees following the merger. From time to time, we will need to hire additional or replacement employees. We may not be successful in hiring, integrating or retaining new employees.

     OUR PAST EXPERIENCE OF FLUCTUATING REVENUE AND OPERATING RESULTS MAY CONTINUE. ScanSoft and Caere's revenue and operating results have fluctuated in the past, and future revenue and operating results are likely to do so in the future, particularly on a quarterly basis. Our revenue frequently fluctuates from quarter to quarter due, to a large extent, on the following:

     - Volume, timing and filling of customer orders;

     - Reduction in prices in response to competition or market conditions;

     - Increased expenditures to pursue new product or market opportunities;

     - Inability to adjust operating expenses to compensate for shortfalls in revenue against forecast;

     - Returns and allowance charges in excess of recorded amounts;

     - Demand for products;

     - Seasonality;

     - General economic trends impacting retail sales;

     - Customer deferrals in anticipation of new versions of products including new operating systems;

     - Introduction of new products by us or our competitors;

     - Timing of new product acquisitions; and

     - Timing of significant marketing and sales promotions.

In addition, if we need to reduce our prices in response to pricing pressure, we will be at a significant disadvantage with respect to those of our competitors that have substantially greater resources. These competitors may more readily withstand an extended period of downward pricing pressure. In such event, we may be required to grant credits for price reductions to our distributors and resellers.

     Due to the foregoing factors, among others, our revenue and operating results are difficult to forecast. We intend to base our expense levels in significant part on our expectations of future revenue. Our failure to meet revenue expectations would have a material adverse affect on our business, operating results and financial condition. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect our net income because a relatively small amount of our expenses are intended to vary with our revenue in the short term. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. ScanSoft had net losses for 1997, 1998 and 1999. The combined company may never become profitable or sustain profitability.

     WE MAY NOT BE ABLE TO REALIZE COST SAVINGS FROM THE ACQUISITION OF
CAERE. We expect to reduce annual operating costs by approximately $10 million following consummation of the Caere merger. Our ability to realize such cost savings is subject to risks such as those described above relating to the Caere merger. In addition, realization of the expected cost savings may not occur when anticipated or may be less than expected due, in part, to the following:

     - Our ability to effectively manage diverse and geographically dispersed operations;

     - Difficulties with integrating product development plans, schedules and resources;

     - Difficulties in implementing the planned cost reductions;

     - Potential that the information and estimates used to predict the cost savings was not accurate; and

     - Sales and marketing synergies may not be possible without negatively impacting revenue.

If we are not successful in managing the risks listed above, our business, operating results and financial condition may suffer.

     XEROX'S STOCKHOLDINGS MAY ENABLE IT TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL. Xerox currently owns approximately 26% of ScanSoft's outstanding Common Stock and all of ScanSoft's outstanding nonvoting Series B Preferred Stock. In addition, Xerox has the opportunity to acquire additional shares of

ScanSoft Common Stock pursuant to a warrant. Xerox is currently ScanSoft's largest stockholder. Although Xerox does not control ScanSoft and is restricted until March, 2001 from holding more than 50% of the voting power of ScanSoft's capital stock, Xerox will have a strong influence over matters requiring approval by ScanSoft's stockholders. In addition, Xerox has two designees on the board of directors, including Paul A. Ricci, the Chairman of the Board.

     OUR BUSINESS AND OPERATIONS MAY STILL SUFFER FROM PROBLEMS RELATED TO THE YEAR 2000. Neither ScanSoft nor Caere have experienced disruptions in our business or operations as a result of the onset of the year 2000. However, there may still be systems and software products yet to display any year 2000 problems.

     OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE. Our Common Stock prices have fluctuated widely in the past. We believe that these fluctuations have been caused by announcements of new products, quarterly fluctuations in the results of operations, and other factors, including, but not limited to, changes in conditions of the personal computer industry in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of our Common Stock and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. We anticipate that prices for our Common Stock may continue to be volatile. Future stock price volatility may provoke the initiation of securities litigation, which may divert management resources.

     OUR CHARTER DOCUMENTS CONTAIN ANTI-TAKEOVER PROVISIONS. We are organized under Delaware law. Certain provisions of Delaware law may have the effect of delaying, deferring or preventing changes in control of our management, which could prevent an escalation of stock prices as a result of takeover speculation.

ITEM 2.  PROPERTIES

     ScanSoft's principal administrative, sales, marketing and support functions are located at its leased headquarters facility in Peabody, Massachusetts. ScanSoft currently occupies 37,636 square feet of space at this facility, and the lease will expire in July 2001. In addition, ScanSoft Europe leases a sales and support office in Reading, England.

     The Company believes that its existing facilities are adequate for its needs for at least the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, ScanSoft is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on ScanSoft's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

                                                              HIGH     LOW
                                                              ----     ---
FISCAL 1998:
  1st quarter...............................................    3 1/2    1 5/8
  2nd quarter...............................................    4 1/8    2 1/16
  3rd quarter...............................................    2 1/4      11/16
  4th quarter...............................................    2 7/8      11/16
FISCAL 1999:
  1st quarter...............................................    2 3/4    1 1/32
  2nd quarter...............................................    3 1/16   1 1/4
  3rd quarter...............................................    4 1/8    2
  4th quarter...............................................   15 3/8    1 17/32

HOLDERS OF RECORD

     As of March 23, 2000, there were approximately 591 holders of record of our common stock.

DIVIDENDS

     To date, we have not paid any cash dividends on shares of our common stock. We presently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information contained in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes to Financial Statements contained in Item 8 of this Report.

                                 SCANSOFT, INC.

                            SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                         1999       1998        1997        1996        1995
                                        -------    -------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues..............................  $31,629    $79,070    $ 57,623    $ 56,081    $ 37,339
                                        -------    -------    --------    --------    --------
Costs and Expenses:
  Cost of revenues....................    7,602     59,370      50,725      45,467      26,938
  Research and development............    6,920      4,408       8,115      10,938       8,975
  Selling, general and
     administrative...................   14,509     19,150      22,428      26,342      11,805
  Amortization of intangible assets...    1,921         --          --          --          --
  Non-recurring items.................    4,290         --         675          --       1,600
                                        -------    -------    --------    --------    --------
     Total operating expenses.........   35,242     82,928      81,943      82,747      49,318
                                        -------    -------    --------    --------    --------
Operating loss........................   (3,613)    (3,858)    (24,320)    (26,666)    (11,979)
Other income, net.....................    1,015         53         940       2,274         426
                                        -------    -------    --------    --------    --------
Loss before income taxes..............   (2,598)    (3,805)    (23,380)    (24,392)    (11,553)
Provision for income taxes............      150         --          --          --          --
                                        -------    -------    --------    --------    --------
Net loss..............................  $(2,748)   $(3,805)   $(23,380)   $(24,392)   $(11,553)
                                        =======    =======    ========    ========    ========
Net loss per share: basic and
  diluted.............................  $ (0.11)   $ (0.19)   $  (1.20)   $  (1.34)   $  (4.33)
                                        =======    =======    ========    ========    ========
Weighted average common shares
  outstanding: basic and diluted......   25,630     19,728      19,450      18,255       2,669
                                        =======    =======    ========    ========    ========

                                                            DECEMBER 31,
                                       -------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                       -------     -------     -------     -------     -------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and
     short-term investments..........  $ 5,224     $ 8,123     $14,452     $31,200     $46,166
  Working capital....................    7,031       6,569       8,389      28,807      46,677
  Total assets.......................   29,982      28,445      33,550      51,785      65,793
  Long-term liability................       --          91         125          --          --
  Total stockholders' equity
     (deficit).......................   21,924       7,582      10,930      33,193      49,860

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

                                    OVERVIEW

     ScanSoft, Inc. was incorporated as Visioneer, Inc. in California in March 1992, and through December 1998, developed and sold scanner hardware and software products. Our focus over time has shifted from the hardware business to the software business. During 1997 we implemented a strategy to focus our research and development efforts primarily on software development rather than hardware development and to leverage the engineering resources of our manufacturing partners to design future hardware products. In furtherance of this strategy, on January 6, 1999, we sold our hardware business and the Visioneer brand name to Primax Electronics, Ltd., and on March 2, 1999, we acquired from Xerox Corporation its wholly-owned subsidiary, ScanSoft, Inc. and changed our name to "ScanSoft". Following the sale to Primax and the merger with ScanSoft, our business is now focused on software products only.

     On June 30, 1999, we broadened our product offering by acquiring photo imaging products and technology from MetaCreations Corporation. The purchase added Kai's SuperGOO, Kai's PhotoSoap 2 and Kai's Power SHOW software products to the ScanSoft product line. Since the acquisition of the photo imaging products, the existing ScanSoft staff have supported development and sales of these products.

     On January 15, 2000, we entered into an agreement to acquire Caere Corporation, a California-based digital imaging software company. The acquisition was completed on March 13, 2000, and Caere was merged into a wholly-owned subsidiary of ScanSoft, with the subsidiary continuing as the corporate entity under the name Caere Corporation.

     Our success in the future will depend on our ability to maintain and improve software gross margins and to increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. There can be no assurance that the market for our products will develop or that we will achieve market acceptance of our products. Despite experiencing several quarters of minor levels of profitability throughout our history, we have incurred annual net losses since inception. There can be no assurance that we will be able to reach quarterly profitability or attain annual profitability in the near future. As of December 31, 1999, we had an accumulated deficit of $83.1 million.

     As a result of the sale of our hardware business in January 1999, our revenue declined significantly in the first quarter of 1999 and for the year ended December 31, 1999.

                             RESULTS OF OPERATIONS

     The following table presents, as a percentage of total revenue, certain selected financial data for each of the three years in the period ended December 31, 1999:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Revenue:
  Hardware..................................................     0.0%     83.5%     72.0%
  Software..................................................   100.0%     16.5%     28.0%
                                                              ------    ------    ------
     Total Revenue..........................................   100.0%    100.0%    100.0%
Cost of hardware revenue....................................     0.0%     70.2%     81.0%
Cost of software revenue....................................    24.0%      4.9%      7.0%
Research and development....................................    21.9%      5.6%     14.1%
Selling, general and admin..................................    45.9%     24.2%     38.9%
Amortization of intangible assets...........................     6.1%      0.0%      0.0%
Non-recurring items(1)......................................    13.5%      0.0%      1.2%
                                                              ------    ------    ------
Operating loss..............................................   (11.4)%    (4.9)%   (42.2)%
Other income................................................     3.2%      0.1%      1.6%
                                                              ------    ------    ------
Loss before income taxes....................................    (8.2)%    (4.8)%   (40.6)%
Provision for income taxes..................................     0.5%      0.0%      0.0%
                                                              ------    ------    ------
Net loss....................................................    (8.7)%    (4.8)%   (40.6)%
                                                              ------    ------    ------

---------------
(1) See Notes 3 & 5 of Notes to Consolidated Financial Statements

                                    REVENUE

     Our revenue is derived from the sale of software products and from license royalties generated by arrangements with various OEM customers. This represents a shift from prior years when the sale of hardware products made up the majority of revenue. On January 6, 1999, we sold the hardware business as part of our long-term strategy to focus on the software business. During 1999 approximately 49% of our revenue came from the sale of products to authorized resellers and independent distributors. Sales to all distributors and authorized resellers are subject to agreements allowing price protection and certain rights of return. Accordingly, reserves are established for estimated future returns and price protection upon revenue recognition.

     Total revenue of $31.6 million for 1999 decreased 60% compared to 1998 of $79.1 million. The decrease is due to the sale of the hardware business on January 6, 1999 that contributed $66.0 million, or 83% of total revenue in 1998. Excluding the hardware revenue in 1998, revenue increased 141% or $18.5 million. The increase in absolute dollars is primarily a result of the acquisition of ScanSoft on March 2, 1999. During 1999 product sales through direct channels, including the web sites of some of our OEM customers, online stores and our own web store accounted for $5.5 million, or 17% of our revenue.

     Total revenue increased 37% to $79.1 million in 1998 from $57.6 million in 1997, primarily as a result of the introduction of flatbed scanners. Revenue from hardware product sales increased to $66.0 million in 1998 compared to $41.5 million in 1997. As a result of the addition of the PaperPort 36-bit and OneTouch flatbed color scanner lines in 1998, overall scanner unit sales in 1998 increased by approximately 248% over 1997, despite a 79% decrease in grayscale scanner unit sales. Revenue did not increase at the same rate as unit increases because of the sharp decline in average retail prices offset the revenue from the increased hardware unit sales from 1997 to 1998. Software revenue decreased from $16.1 million in 1997 to $13.1 million in 1998 due primarily to the termination of royalties from certain OEM agreements.

     During 1999 three customers each represented at least 10% of our revenue. Ingram Micro, a retail distributor, accounted for 24%; Tech Data, a retail distributor, accounted for 15%; and Xerox, an OEM customer, accounted for 14% of our 1999 revenue. In 1998 Sam's Club, a warehouse club, and Office Depot, an office superstore, represented 18% and 12%, respectively, of total revenue. Ingram Micro accounted for 21% of our total revenue in 1997.

     Revenue derived outside of North America, primarily in Europe, was approximately 13%, 7% and 10% of total revenue in 1999, 1998 and 1997, respectively. International revenue in 1999 of $4.2 million decreased $1.7 million from 1998 due primarily to the sale of the hardware business in January 1999. Revenues from international sales increased marginally from $5.6 million in 1997 to $5.9 million in 1998. International sales for 1999 were denominated primarily in local currencies and these sales are subject to a number of risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, import and export duties and restrictions, fluctuations in currency exchange rates, and the logistical difficulties of managing multinational operations, any of which could adversely impact the success of our international operations. Prior to 1999, our international sales were denominated primarily in U.S. dollars. The growth of our international business will depend, in part, on our ability to increase awareness of our products in international markets. See "Item 1 -- Business -- Marketing, Sales and Distribution."

     The introduction of major new software products and enhancements of existing products, as well as potential OEM agreements, are expected to have a significant impact on our quarterly and annual revenue. As is characteristic of the initial stages of personal computer product life cycles, we expect that sales volumes of any new software product may increase in the first few months following introduction. Thereafter, revenue may stabilize or decline until the end of a product life cycle, at which time revenue is likely to decline significantly, as a result of unit sales and price reductions. In this regard, receivable allowances were $3.7 million and $4.2 million at December 31, 1999 and 1998, respectively. Due to the inherent uncertainties of product development and new product introductions, we cannot accurately predict the exact quarter in which a new product or version will be ready to ship. Any delay in the scheduled release of major new products would have a material adverse impact on our total net revenues and operating results.

                                COST OF REVENUE

     Cost of software revenue consists primarily of the cost of materials, third party royalties, fulfillment, and salaries for product support personnel. Cost of hardware revenue consists primarily of the costs associated with the purchase of scanner products and related costs of freight, inventory rework, inventory obsolescence and warranty. We sold our hardware business to Primax in January 1999. Currently our software products are manufactured by Biz2Net and DCL, which also package and ship the majority of our products to our customers. See "Item
1 -- Business -- Manufacturing."

     Cost of revenue decreased to $7.6 million or 24% of revenue in 1999 compared to $59.4 million or 75% of revenue in 1998. The variance in absolute dollars and percentage of revenue is primarily attributable to the sale of the hardware business, which incurred $55.5 million in cost of revenue in 1998. Excluding the hardware business from 1998 revenue and cost of revenue, cost of revenue for 1998 was $3.9 million or 30% of revenue. The improvement in cost of revenue from 1998 to 1999, as a percentage of revenue was due to the change in revenue mix away from the retail distribution channel to direct distribution. In addition, the increase in OEM revenue, which carries little or no cost, contributed to the improved cost of revenue.

     Total cost of revenue, as a percentage of total net revenue, decreased in 1998 to 75% as compared to 88% in 1997. The decrease was primarily a result of approximately $9.5 million of charges taken in the first quarter of 1997 for write-offs and increased reserves relating to excess and obsolete grayscale inventory and cancellation charges relating to adverse purchase commitments for grayscale products.

                       RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $6.9 million or 22% of revenue in 1999, an increase of $2.5 million from the $4.4 million or 6% of revenue reported in 1998. The increase in research and development spending is due to the added software engineering headcount from the acquisition of ScanSoft on March 2, 1999 being higher than hardware related headcount that transferred to Primax upon the hardware sale.

     Research and development expenses were 6% and 14% of total net revenue for 1998 and 1997, respectively. Research and development expenses decreased 46% in absolute dollars to $4.4 million in 1998 from $8.1 million in 1997. Due to our strategy to concentrate our engineering efforts on software development, all of our flatbed scanner lines that were introduced in 1997 and 1998 were designed in cooperation with our manufacturing partners, Primax and Avision.

     We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we will continue to invest in research and development activities. However, such expenses may fluctuate from quarter to quarter depending on a wide range of factors including the status of various development projects. To date, we have not capitalized any development costs as the cost incurred after technological feasibility but before release of product is not significant.

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

     Selling, general and administrative expenses in 1999 were $14.5 million or 46% of revenue, a decrease of $4.7 million from the $19.2 million or 24% of revenue reported in 1998. The decrease in absolute dollars for selling, general, and administrative expenses from 1998 to 1999, is due primarily from lower administrative expenses from the transition of the hardware and software business to a "software only" business and include lower compensation costs, depreciation and other operational expenses. This transition occurred when the hardware business was sold on January 6, 1999, and ScanSoft was acquired on March 2, 1999.

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

     We will continue to attempt to control selling, general and administrative expenses. However, if revenue continues to grow, in order to support our growing operations, selling, general and administrative expenses may increase in absolute terms. Such expenses may fluctuate from quarter to quarter depending on a variety of factors, including the timing of the introduction of any new products, expansion of our distribution channels, general advertising not related to product introductions and expansion into international markets.

                            OTHER COSTS AND EXPENSES

     Amortization of intangible assets of $1.9 million for 1999 reflects the amortization of identified intangible assets from the ScanSoft acquisition and the acquisition of assets from MetaCreations. The useful lives of the intangible assets used for amortization range from three to seven years.

     Non-recurring items consist of restructuring charges and acquisition related in-process research and development costs. Restructuring charges of $346,000 for 1999 relate to the acquisition of ScanSoft and the subsequent consolidation of research and development operations and the move of the Company's headquarters to Massachusetts. The restructuring charge in 1997 represents expenses incurred for severance and other charges related to the termination of approximately 40 employees and 20 contract employees in connection with the Company-wide restructuring plan implemented in May 1997.

     The in-process research and development charge of $3,944,000 for 1999, reflects that portion of the purchase price of ScanSoft representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of income upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. These include projects (primarily major version upgrades) in each of ScanSoft's major products, including ScanWorks, Pagis, TextBridge and API. The value was determined by estimating the revenue contribution of each of these products and the amount of the revenue attributable to the core/developed technology, the in-process -- completed, the in-process -- to be completed and the future yet-to-be-defined elements. The net cash flows for the in-process -- completed were then discounted utilizing a weighted average cost of capital of 25%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances, which could potentially impact the estimates described above. The split between the in-process -- completed and the in-process -- to be completed amounts were estimated based on the time and related costs incurred in development before the close of the acquisition and estimated to be incurred after the close of the acquisition. The average percentage of completion of the projects ranged from 73% to 95% at the date of the acquisition.

                             OTHER INCOME (EXPENSE)

     Interest income consists primarily of interest earned on cash equivalents and short-term investments. Interest income was $189,000, $507,000, and $984,000 for 1999, 1998 and 1997, respectively. The decrease in interest income from 1998 to 1999, and 1997 to 1998, was a result of significantly lower cash, cash equivalents and short-term investments, which were used primarily to fund our operating losses. Interest expense consists of interest incurred for borrowings under credit facilities and short-term notes. Interest expense was $56,000, $454,000, and $44,000 for 1999, 1998, and 1997, respectively. The decrease in interest expense from 1998 to 1999 resulted from the payoff of bank borrowings in connection with the sale of the hardware business in January 1999. The increase in interest expense from 1997 to 1998 was the result of increased borrowings under a bank credit facility.

     On January 6, 1999, the Company sold its hardware business to Primax Electronics, Ltd., for approximately $6.8 million and reported a non-operating gain of $882,000 in 1999.

                                    TAXATION

     At December 31, 1999 and 1998, we had federal net operating loss carryforwards of approximately $60 million and $61 million, respectively, of which approximately $1,300,000 and $900,000, respectively, related to tax deductions from stock compensation. The tax benefit related to the stock compensation benefit, when realized, will be accounted for as an addition to additional paid in capital rather than as a reduction of the provision for income tax. Research and development credit carryforwards as of December 31, 1999 and 1998 were approximately $2.2 million and $2.0 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2007, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. As a result of the new stock issued in conjunction with the merger with ScanSoft, we are not certain whether we will be able to utilize our net operating loss and credit carryforwards without limitations. (See Note 9 of Notes to Financial Statements).

                        LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, we had cash, cash equivalents and short-term investments of $5.2 million and working capital of $7.0 million, as compared to $7.9 million in cash, cash equivalents and short-term investments and $6.6 million of working capital at December 31, 1998.

     We used $2.5 million of cash for our operating activities for 1999, as compared to $9.5 million for 1998 and $20.0 million for 1997. Negative cash flows from operating activities for these periods were attributed primarily to net losses incurred of $2.7 million, $3.8 million and $23.4 million for 1999, 1998 and 1997, respectively, increased or decreased by non-cash charges and changes in working capital.

     Cash provided from investing activities during 1999 of $6.4 million resulted primarily from proceeds of $6.8 million generated from the sale of the hardware business in January and $1.2 million received from the ScanSoft acquisition. This was partially offset by approximately $1 million in cash used to purchase the digital imaging assets of MetaCreations. Capital expenditures of $840,000 in 1999 consisted primarily of computers, business software and computer network equipment.

     Cash provided from financing activities during 1998 was $2.3 million as we liquidated short-term investments by $2.8 million and made capital expenditures of $0.3 million. Capital expenditures for 1998 consisted primarily of purchases of manufacturing tools and molds, computer equipment and software tools.

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

     Our principal sources of liquidity as of December 31, 1999 consisted of approximately $5.2 million of cash and cash equivalents. Subsequent to our year-end, we acquired Caere Corporation for approximately $156 million. The acquisition consideration consisted of $49 million in cash and approximately $107 million in ScanSoft common stock. The cash consideration was paid out of Caere's cash balance of approximately $50 million. In addition, during March 2000, we entered into a secured credit facility for $10 million to provide funding for transactions costs and restructuring actions associated with the Caere transaction. Based upon these events and existing cash balances, we believe that our existing sources of liquidity will provide adequate cash to fund our operations for at least the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may be required to sell additional equity or debt securities, or increase or obtain additional lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

        PRO FORMA RESULTS AND RELATED MANAGEMENT DISCUSSION AND ANALYSIS

     The following two tables present, as dollar amounts and as a percentage of revenue, the condensed unaudited pro forma revenue, and certain selected financial data for each of the two years in the period ended December 31, 1999, assuming the sale of the hardware business and the merger with ScanSoft occurred at the beginning of the periods presented and after excluding the impact of non-recurring charges resulting from the merger, such as in process research and development:

                                 SCANSOFT, INC.

                              UNAUDITED PRO FORMA
                       CONDENSED STATEMENT OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                              1999 PRO FORMA   1998 PRO FORMA
                                                                 COMBINED         COMBINED
                                                              --------------   --------------
Revenue.....................................................     $34,506          $34,791
OPERATING EXPENSES:
  Cost of revenue...........................................       8,343            9,668
  Research and development..................................       7,868            9,812
  Selling, general and administrative.......................      16,606           15,006
  Other operating expenses..................................       2,590            2,148
                                                                 -------          -------
     Total operating expenses...............................      35,407           36,634
                                                                 -------          -------
Operating loss..............................................        (901)          (1,843)
Other income (expense)......................................         109               27
Provision for income taxes..................................         150
                                                                 -------          -------
Net loss....................................................     $  (942)         $(1,816)
                                                                 =======          =======
NET LOSS PER SHARE:
  basic and diluted.........................................     $ (0.04)         $ (0.07)
                                                                 =======          =======
Revenue.....................................................       100.0%           100.0%
OPERATING EXPENSES:
  Cost of revenue...........................................        24.2%            27.8%
  Research and development..................................        22.8%            28.2%
  Selling, general and administrative.......................        48.1%            43.1%
  Other operating expenses..................................         7.5%             6.2%
                                                                 -------          -------
     Total operating expenses...............................       102.6%           105.3%
                                                                 -------          -------
Operating loss..............................................        (2.6)%           (5.3)%
Other income (expense)......................................         0.3%             0.1%
Provision for income taxes..................................         0.4%             0.0%
                                                                 -------          -------
     Net loss...............................................        (2.7)%           (5.2)%
                                                                 -------          -------

                          UNAUDITED PRO FORMA REVENUE

     Pro forma revenue represents revenue from the combination of our software business with that of ScanSoft's and comes primarily from two sources, the sale of PaperPort, TextBridge, and Pagis software products, and royalties earned pursuant to arrangements with certain OEM customers.

     Revenue remained relatively flat from 1998 to 1999 due to an increase in product sales through direct distribution and increased royalties from OEM agreements. These increases were offset by a decrease in revenue earned through traditional retail distribution channels.

                      UNAUDITED PRO FORMA COST OF REVENUE

     The pro forma cost of revenue consists primarily of material costs, third party royalties, fulfillment, and salaries for product support personnel. Pro forma cost of revenue, as a percentage of revenue, decreased in 1999 to 24% as compared to 28% in 1998. The decrease was attributable to the shift in revenue away from the higher cost retail distribution channel to the lower cost direct distribution of products, as well as the increase in royalty revenue, which carries minimal or no cost of revenue.

             UNAUDITED PRO FORMA RESEARCH AND DEVELOPMENT EXPENSES

     Pro forma research and development expenses consist principally of personnel costs, costs of contractors and outside consultants. Pro forma research and development expenses decreased 20% in absolute dollars to $7.8 million in 1999 from $9.8 million in 1998. The decrease was primarily the result of consolidating the engineering group from California into the new corporate headquarters in Peabody, MA.

        UNAUDITED PRO FORMA SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Pro forma selling, general and administrative expenses include salaries, commissions, advertising, direct mail, public relations, trade shows, travel and other related sales and marketing expenses, in addition to personnel costs for administration, finance, human resources, information systems, and general management in addition to legal and accounting expenses and other professional services.

     Pro forma selling, general and administrative expenses increased 14% in absolute dollars to $17.0 million in 1999 from $15.0 million in 1998, and also increased as a percentage of revenue, to 48% in 1999 from 43% in 1998. The increase is due primarily to increased spending for marketing programs associated with product launches, including the introduction of our photo products late in 1999 for which there was little associated revenue.

                  UNAUDITED PRO FORMA OTHER OPERATING EXPENSES

     Pro forma other operating expense contains the amortization of goodwill and other identified intangible assets arising from the merger with ScanSoft and the acquisition of assets from MetaCreations that have estimated useful lives ranging from three to seven years. Also included in this component is the restructuring expense we incurred to consolidate our research and development resources.

                              YEAR 2000 COMPLIANCE

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $50,000 during 1999 in connection with remediation of its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FIXED INCOME INVESTMENTS

     As of December 31, 1999, our investment portfolio consisted of fixed income securities. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

     The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk. The Company does, however, limit its exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolios. The guidelines limit the maximum duration of portfolios, establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 SCANSOFT, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

                                 SCANSOFT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Report of Independent Accountants...........................     31
Consolidated Financial Statements
  Consolidated Balance Sheets...............................     32
  Consolidated Statements of Operations.....................     33
  Consolidated Statements of Stockholders' Equity...........  34-35
  Consolidated Statements of Cash Flows.....................     36
  Notes to Consolidated Financial Statements................  37-54
Financial Statement Schedule:
  Report of Independent Accountants on Financial Statement
     Schedule...............................................     52
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................     53

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of ScanSoft, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ScanSoft, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
February 4, 2000, except for Note 15,
which is as of March 13, 2000

                                 SCANSOFT, INC.

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSETS
Current assets
  Cash and cash equivalents.................................  $  5,162    $  7,659
  Short-term investments....................................        62         202
  Restricted cash...........................................        --         262
  Accounts receivable, less allowances of $3,690 and
     $4,171.................................................     7,713      13,512
  Inventory.................................................       780       4,777
  Prepaid expenses and other current assets.................     1,372         929
                                                              --------    --------
     Total current assets...................................    15,089      27,341
                                                              --------    --------
Intangible assets, net......................................    12,987          --
Property and equipment, net.................................     1,546       1,039
Other assets................................................       360          65
                                                              --------    --------
     Total assets...........................................  $ 29,982    $ 28,445
                                                              ========    ========
Current liabilities
  Short-term bank borrowings................................  $     --    $  6,000
  Note payable..............................................     1,600          --
  Accounts payable..........................................     2,226      11,678
  Accrued sales and marketing incentives....................     1,425       1,165
  Deferred revenue..........................................       964         843
  Other accrued liabilities.................................     1,843       1,086
                                                              --------    --------
     Total current liabilities..............................     8,058      20,772
                                                              --------    --------
Long-term liabilities.......................................        --          91
Commitments and contingencies (Note 12)
Stockholders' equity
  Preferred stock, $0.001 par value; 20,000,000 shares
     authorized; 3,562,238 issued and outstanding
  Series B convertible preferred stock; 15,000,000 shares
     authorized; 3,562,238 shares issued and outstanding;
     liquidation value of $4,631............................     4,631          --
  Common stock, $0.001 par value; 70,000,000 shares
     authorized; 26,690,027 and 19,852,952 shares issued and
     outstanding, respectively..............................        27          20
  Additional paid-in capital................................   100,397      87,995
  Deferred compensation relating to stock options...........        --         (50)
  Accumulated deficit.......................................   (83,131)    (80,383)
                                                              --------    --------
     Total stockholders' equity.............................    21,924       7,582
                                                              --------    --------
     Total liabilities and stockholders' equity.............  $ 29,982    $ 28,445
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1999       1998        1997
                                                              -------    -------    --------
REVENUE
  Hardware..................................................  $    --    $66,015    $ 41,489
  Software..................................................   31,629     13,055      16,134
                                                              -------    -------    --------
     Total net revenue......................................   31,629     79,070      57,623
                                                              -------    -------    --------
COSTS AND EXPENSES
  Cost of hardware revenue..................................       --     55,474      46,711
  Cost of software revenue..................................    7,602      3,896       4,014
  Research and development..................................    6,920      4,408       8,115
  Selling, general and administrative.......................   14,509     19,150      22,428
  Amortization of intangible assets.........................    1,921         --          --
  Restructuring charges.....................................      346         --         675
  In-process research and development.......................    3,944         --          --
                                                              -------    -------    --------
     Total costs and expenses...............................   35,242     82,928      81,943
                                                              -------    -------    --------
     Loss from operations...................................   (3,613)    (3,858)    (24,320)
Other income (expense)
  Interest income...........................................      189        507         984
  Interest expense..........................................      (56)      (454)        (44)
  Gain on sale of hardware business.........................      882         --          --
                                                              -------    -------    --------
     Loss before income taxes...............................   (2,598)    (3,805)    (23,380)
Provision for income taxes..................................      150         --          --
                                                              -------    -------    --------
     Net loss...............................................  $(2,748)   $(3,805)   $(23,380)
                                                              =======    =======    ========
     Net loss per share: basic and diluted..................  $ (0.11)   $ (0.19)   $  (1.20)
                                                              =======    =======    ========
Weighted average common shares outstanding: basic and
  diluted (Note 1)..........................................   25,630     19,728      19,450
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                              PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                                              ----------------    --------------------     PAID-IN        DEFERRED
                                              SHARES    AMOUNT      SHARES      AMOUNT     CAPITAL      COMPENSATION
                                              ------    ------    ----------    ------    ----------    ------------
Balance on December 31, 1996................   --         $--     19,202,609     $19       $86,951         $(250)
Deferred compensation expense related to
  stock options.............................   --         --              --      --            --           100
Issuance of common stock under employee
  stock compensation plans..................   --         --         591,662       1           823            --
Repurchase of restricted stock..............   --         --        (230,417)     --           (92)           --
Net loss....................................   --         --              --      --            --            --
                                                --        --      ----------     ---       -------         -----
Balance on December 31, 1997................   --         --      19,563,854      20        87,682          (150)
Deferred compensation expense related to
  stock options.............................   --         --              --      --            --           100
Issuance of common stock under employee
  stock compensation plans..................   --         --         289,098      --           126            --
Repayment of notes receivable from
  stockholder...............................   --         --              --      --           187            --
Net loss....................................   --         --              --      --            --            --
                                                --        --      ----------     ---       -------         -----
Balance on December 31, 1998................   --         --      19,852,952      20        87,995           (50)
                                                --        --      ----------     ---       -------         -----

                                                 NOTES
                                               RECEIVABLE
                                                  FROM        ACCUMULATED
                                              STOCKHOLDERS      DEFICIT       TOTAL
                                              ------------    -----------    -------
Balance on December 31, 1996................     $(329)        $(53,198)     $33,193
Deferred compensation expense related to
  stock options.............................        --               --          100
Issuance of common stock under employee
  stock compensation plans..................        --               --          824
Repurchase of restricted stock..............       285               --          193
Net loss....................................        --          (23,380)     (23,380)
                                                 -----         --------      -------
Balance on December 31, 1997................       (44)         (76,578)      10,930
Deferred compensation expense related to
  stock options.............................        --               --          100
Issuance of common stock under employee
  stock compensation plans..................        --               --          126
Repayment of notes receivable from
  stockholder...............................        44               --          231
Net loss....................................        --           (3,805)      (3,805)
                                                 -----         --------      -------
Balance on December 31, 1998................        --          (80,383)       7,582
                                                 -----         --------      -------

                                 SCANSOFT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                     PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                                    ------------------   -------------------    PAID-IN       DEFERRED
                                                     SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION
                                                    ---------   ------   ----------   ------   ----------   ------------
Balance on December 31, 1998......................         --   $   --   19,852,952    $20      $ 87,995        $(50)
Issuance of common stock under employee stock
  compensation plans..............................         --       --      412,823     --           276          --
Deferred compensation expense related to stock
  options.........................................         --       --           --     --            --          50
Issuance of common and preferred stock pursuant to
  merger..........................................  3,562,238    4,631    6,755,992      7        10,411          --
Common stock repurchased..........................         --       --     (331,740)    --          (684)         --
Exchange of employee stock options upon merger....         --       --           --     --         2,399          --
Net loss..........................................         --       --           --     --            --          --
                                                    ---------   ------   ----------    ---      --------        ----
Balance at December 31, 1999......................  3,562,238   $4,631   26,690,027    $27      $100,397        $ --
                                                    =========   ======   ==========    ===      ========        ====

                                                       NOTES
                                                     RECEIVABLE
                                                        FROM       ACCUMULATED
                                                    STOCKHOLDERS     DEFICIT      TOTAL
                                                    ------------   -----------   -------
Balance on December 31, 1998......................       $--        $(80,383)    $ 7,582
Issuance of common stock under employee stock
  compensation plans..............................       --               --         276
Deferred compensation expense related to stock
  options.........................................       --               --          50
Issuance of common and preferred stock pursuant to
  merger..........................................       --               --      15,049
Common stock repurchased..........................       --               --        (684)
Exchange of employee stock options upon merger....       --               --       2,399
Net loss..........................................       --           (2,748)     (2,748)
                                                         --         --------     -------
Balance at December 31, 1999......................       $--        $(83,131)    $21,924
                                                         ==         ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1999       1998        1997
                                                              -------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(2,748)   $(3,805)   $(23,380)
                                                              -------    -------    --------
  Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization..........................      240      1,720       2,052
     Accounts receivable allowances.........................    2,100     (1,144)      1,384
     In-process research and development....................    3,944         --          --
     Amortization of intangibles............................    1,921         --          --
     Gain on sale of hardware business......................     (882)        --          --
     Other..................................................       52        144         385
     Changes in assets and liabilities, net of effects from
       acquisitions and sale of hardware business
       Accounts receivable..................................   (7,291)       (73)     (2,899)
       Inventory............................................     (248)    (1,699)      1,430
       Prepaid expenses and other current assets............     (540)       130        (148)
       Other assets.........................................     (122)       147          16
       Accounts payable.....................................    1,463     (1,784)      1,388
       Accrued sales and marketing incentives...............      260       (295)     (1,014)
       Other accrued liabilities............................     (647)    (2,857)        833
                                                              -------    -------    --------
          Total adjustments.................................      250     (5,711)      3,427
                                                              -------    -------    --------
          Net cash used in operating activities.............   (2,498)    (9,516)    (19,953)
                                                              -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of hardware business...................    6,788         --          --
  Cash received in ScanSoft acquisition, net of transaction
     costs..................................................    1,211         --          --
  Cash used in MetaCreations assets acquisition.............   (1,000)        --          --
  Net sales of short-term investments.......................      140      2,827       5,718
  Transfer from (to) restricted cash........................      262       (200)         --
  Capital expenditures for property and equipment...........     (840)      (305)       (348)
  Other investment..........................................     (150)        --          --
                                                              -------    -------    --------
          Net cash provided by investing activities.........    6,411      2,322       5,370
                                                              -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term bank borrowings, net...........................   (6,000)     3,179       2,821
  Repurchase of common stock................................     (684)        --          --
  Proceeds from issuance of common stock, net...............      274        313         732
                                                              -------    -------    --------
          Net cash (used in) provided by financing
            activities......................................   (6,410)     3,492       3,553
                                                              -------    -------    --------
Net decrease in cash and cash equivalents...................   (2,497)    (3,702)    (11,030)
Cash and cash equivalents at beginning of year..............    7,659     11,361      22,391
                                                              -------    -------    --------
Cash and cash equivalents at end of year....................  $ 5,162    $ 7,659    $ 11,361
                                                              =======    =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for Interest....................  $    --    $   444    $     44

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Presentation

     ScanSoft, Inc. (the "Company") was incorporated as Visioneer, Inc. in the State of California on March 10, 1992 and was reincorporated in the state of Delaware on December 5, 1995. The Company develops and markets software for scanning, editing and communicating paper documents and photos for sale primarily through retail distributors or directly to retailers. Up until 1999, the Company was also a scanner hardware company and derived a majority of its revenues from the sale of scanners.

     In December 1998, the Company negotiated an agreement with Primax Electronics, Ltd. ("Primax") to sell the hardware business of the Company which was completed on January 6, 1999. (See Note 2). As part of the sale to Primax, the name "Visioneer" was also sold and the Company's employees associated with the hardware business became employees of Primax. The Company also entered into an agreement to purchase the business of ScanSoft, Inc., an indirect wholly-owned subsidiary of Xerox Corporation. This transaction was consummated on March 2, 1999. (See Note 3). In connection with this acquisition, the Company changed its name to ScanSoft, Inc.

     Effective beginning in fiscal 1999, the Company changed its year-end to December 31. Prior to 1999, the Company's fiscal year ended on the Sunday closest to December 31. Accordingly, fiscal 1998 ended January 3, 1999 and contained 53 weeks. Fiscal year 1997 had 52 weeks. The Company's quarterly periods also now end on the last day of the calendar quarter. Prior to 1999, the Company reported quarterly results generally on thirteen-week quarterly periods, each ending on the Sunday closest to month-end. For purposes of presentation, the Company has indicated its accounting year as ending on December 31 or the interim quarterly periods as ending on the respective calendar month-end.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

  Revenue Recognition

     Revenue from hardware product sales to customers (primarily occurring prior to 1999) is generally recognized when the product is shipped, provided no significant obligations remain and collectibility is probable. Revenue from software product sales to customers is generally recognized when the product is delivered, the fee is fixed or determinable and collectibility is probable. Revenues from sales to distributors and authorized resellers are subject to agreements allowing price protection and certain rights of return. Accordingly, reserves for estimated future returns, exchanges and credits for price protection are provided for upon revenue recognition. The Company has limited control over the extent to which products sold to distributors and resellers are sold through to end users. Accordingly, a portion of the Company's sales may from time to time result in increased inventory at its distributors and resellers. The Company provides sales returns reserves for distributor and reseller inventories. These reserves are based on the Company's estimates of inventory held by its distributors and resellers and the expected sell through of its products by its distributors and resellers. Actual results could differ from these estimates.

                                 SCANSOFT, INC.

     The Company earns royalty and custom software development revenue pursuant to certain license agreements and records revenue when earned. Development revenues are recognized using percentage of completion method. Percentage of completion is computed using the input method of costs incurred. Payments received from customers prior to revenue recognition are reported as deferred revenues.

  Cash Equivalents and Short-Term Investments

     Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less. The Company has classified all its securities as "available for sale". These securities are comprised primarily of commercial paper with maturities within one year. At December 31, 1999 and 1998, the fair market value of these securities approximated cost.

  Inventory

     Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally one to five years. Leasehold improvements are amortized over the term of the related lease or the useful life, if shorter. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in operations.

  Intangible Assets

     Intangible assets resulting from business acquisitions, comprising cost in excess of net assets acquired, core technology, trademarks, OEM relationships, workforce and registered users base, are being amortized on a straight-line basis over the estimated useful lives of the assets, which is generally three to seven years.

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

  Income Taxes

     The Company accounts for income taxes utilizing an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates. No U.S. Federal and State income taxes are provided on earnings of non-US subsidiaries, to the extent such earnings are deemed to be indefinitely invested.

  Comprehensive Income (Loss)

     Comprehensive income is defined as the changes in equity other than transactions resulting from investments by owners and distributions to owners. The Company's comprehensive loss for 1999, 1998 and 1997 is the same as its reported net loss.

                                 SCANSOFT, INC.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. The Company invests in a wide variety of financial instruments, such as certificates of deposits, commercial paper, municipal debt and U.S. government agency debt. The Company, by policy, limits the amount of credit exposure to any one financial institution. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible receivables based upon expected collectibility of accounts receivable. At December 31, 1999 and 1998, the Company's top two customers in aggregate accounted for 75% and 30%, respectively, of accounts receivable.

  Fair Value Disclosures of Financial Instruments

     The estimated fair value of financial instruments at December 31, 1999 and 1998 was not significantly different than the values presented in the balance sheets.

  Net Loss Per Share

     Basic loss per share is based on the weighted average number of common shares outstanding, and diluted loss per share is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding. However, because the Company has been in a net loss position on an annual basis since 1995, the effects of potential common shares outstanding have been excluded as they would be anti-dilutive in the loss per share calculation. All options outstanding during 1999, 1998 and 1997 were excluded from diluted loss per share calculations because they were anti-dilutive in view of the losses incurred by the Company.

  Employee Stock Plans

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Compensation". SFAS 123 establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. The Company has elected to retain its current application of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted, as required, the disclosure provisions of SFAS No. 123.

  Recently Issued Accounting Standards

     In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges ("SAB 100"). In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company does not expect the provisions of SAB No. 100 to have a material impact on its financial statements. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company does not expect the provisions of SAB No. 101 to have a material impact on its financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The standard will be

                                 SCANSOFT, INC.

effective for the Company in fiscal 2000. The Company does not currently use derivative instruments and, therefore, does not expect that adoption of SFAS 133 will have any impact on their financial position or results of operations.

  Reclassifications

     Certain prior year balances have been reclassified to conform with the 1999 presentation.

2. SALE OF HARDWARE BUSINESS

     On December 3, 1998, the Company entered into an agreement to sell its hardware assets, liabilities and intellectual property to Primax for approximately $6.8 million in cash. The terms of the agreement also grant to Primax a software license agreement that allows them to "bundle," market and sell the Company's PaperPort software with Primax hardware products. The agreement requires the payment of certain royalties by Primax to the Company.

     On January 6, 1999 the agreement with Primax was consummated. The Company reported a non-operating gain of $882,000 related to the sale of the hardware business, net of the costs and expenses of disposing of the business. The most significant assets and liabilities at December 31, 1998 of the hardware business were receivables, inventories and accounts payable in the approximate amounts of $12.7 million, $4.4 million and $10.7 million, respectively. Pursuant to the agreement, the Company agreed to purchase the vested option shares of employees that were terminated and transferred to Primax. The total cost to the Company was $273,000 and was recorded against the gain on sale. In addition, Primax assumed the lease of the Company's then corporate facilities. The Company entered into an agreement with Primax to pay Primax rent for their use of this facility until the move of the corporate offices to Peabody, Massachusetts after the acquisition of ScanSoft in March 1999.

  Hardware Business Pro Forma Information (Unaudited)

     As a result of the sale of the hardware business on January 6, 1999, the revenues and other operating expenses related to the hardware business will not continue. The following summarizes the unaudited pro forma operating information for the hardware business and the remaining software business for the year ended December 31, 1998 (in thousands):

                                                        HARDWARE    SOFTWARE
                                                        BUSINESS    BUSINESS    COMBINED
                                                        --------    --------    --------
Total net revenues....................................  $66,015     $13,055     $79,070
Total cost of revenues................................   55,474       3,896      59,370
                                                        -------     -------     -------
Gross profit..........................................   10,541       9,159      19,700
                                                        -------     -------     -------
Operating expenses
  Research and development............................      734       3,674       4,408
  Selling, general and administrative.................   15,887       3,263      19,150
                                                        -------     -------     -------
          Total operating expenses....................   16,621       6,937      23,558
                                                        -------     -------     -------
Operating income (loss)...............................   (6,080)      2,222      (3,858)
Other income..........................................       26          27          53
                                                        -------     -------     -------
Net income (loss).....................................  $(6,054)    $ 2,249     $(3,805)
                                                        =======     =======     =======

                                 SCANSOFT, INC.

3. ACQUISITION OF SCANSOFT

     Effective March 2, 1999, the Company acquired Xerox Corporation's ScanSoft subsidiary for approximately 6.8 million shares of Common Stock, 3.6 million shares of non-voting Preferred Stock and the exchange of 1.7 million employee stock options to purchase Common Stock of the Company in exchange for outstanding employee stock options of ScanSoft. In conjunction with the acquisition, the Company incurred approximately $1.1 million of acquisition related costs. The purchase price of ScanSoft, including acquisition costs, was $18.6 million which has been determined as follows (in thousands):

Fair value of shares of common stock........................    $10,418
Fair value of shares of preferred stock.....................      4,631
Visioneer options/warrants..................................      2,399
Acquisition costs...........................................      1,148
                                                                -------
                                                                $18,596
                                                                =======

     The purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of ScanSoft's current assets, property and equipment, and liabilities. The excess of the purchase price over the fair value of tangible assets acquired has been allocated to intangible assets (acquired in-process research and development, core technology, trade mark and trade name, and assembled workforce) acquired based on an independent appraisal. The allocation of purchase price is estimated as follows (in thousands):

Property and equipment......................................    $   909
Current and other assets....................................      4,813
Liabilities assumed.........................................     (2,166)
Identified intangible assets................................     11,096
Acquired in-process research and development................      3,944
                                                                -------
                                                                $18,596
                                                                =======

     This acquisition has been accounted for under the purchase method of accounting and the results of operations of ScanSoft have been included in the consolidated statements of operations of the Company from the date of acquisition.

     The Company recorded a one time write-off of approximately $3.9 million in the quarter ended March 31, 1999 relating to the value of in-process research and development acquired as part of the purchase that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. These include projects (primarily major version upgrades) in each of ScanSoft's major products, including ScanWorks, Pagis, TextBridge and API. The value was determined by estimating the revenue contribution of each of these products and the amount of the revenues attributable to the core/developed technology, the in-process -- completed, the in-process -- to be completed and the future yet-to-be-defined elements. The net cash flows for the in-process -- completed were then discounted utilizing a weighted average cost of capital of 25%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances which could potentially impact the estimates described above. The allocation between the in-process -- completed and the in-process -- to be completed amounts were estimated based on the time and related costs incurred in development before the close of the acquisition and estimated to be incurred after the close of the acquisition. The average percentage of completion of the projects ranged from 73% to 95% at the date of the acquisition. All of these projects were successfully completed in 1999, however, at the time of

                                 SCANSOFT, INC.

acquisition there was risk that if these projects were not successfully developed, future revenue and profitability of ScanSoft may have been adversely affected.

4. PRO FORMA RESULTS (UNAUDITED)

     The following table reflects unaudited pro forma results of operations of the Company assuming that the sale of hardware business (Note 2) and the acquisition of ScanSoft (Note 3) had each occurred concurrently at the beginning of the fiscal year for each period presented (in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
Revenues....................................................  $34,506        $34,791
Net loss....................................................  $  (942)       $(1,816)
Net loss per diluted share..................................  $ (0.04)       $ (0.07)

     These unaudited pro forma results of operations do not include the gain on sale of hardware business or the one time write-off of the in-process research and development as these amounts were non-recurring in nature. The unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of these periods.

5. RESTRUCTURING

     Pursuant to the disposal of the hardware business and acquisition of the software business, the Company initiated restructuring actions in the first quarter of 1999 and recorded a charge of $346,000 for such actions. Included in the charge was $188,000 related to a workforce reduction. The workforce reduction costs primarily include severance costs related to the involuntary termination of employment for approximately 10 employees from research and development in California. The terminations were necessary in order to consolidate the Company's research and development efforts to the new corporate headquarters in Massachusetts. Also included was approximately $46,000 in fixed assets and $82,000 in non-refundable commitments associated with the California operation which were no longer required once the headquarters were moved to Massachusetts, and $30,000 in other exit costs. Severance costs and other exit costs were determined in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". All planned restructuring actions were completed and all related liabilities were paid in 1999, and there are no remaining accruals at December 31, 1999.

     The Company implemented a restructuring plan of all its organizations in May 1997 which included a decrease of approximately 40% of total employee and consultant headcount. A one-time restructuring charge of $675,000 was recorded in the three-month period ended June 30, 1997, representing severance paid to terminated employees.

6. ACQUISITION OF METACREATIONS PRODUCT LINES

     On June 30, 1999, the Company completed a definitive asset purchase agreement (the "Purchase Agreement") and license agreement (the "License") to acquire and license certain assets and intellectual property relating to the photo imaging software products business of MetaCreations Corporation ("MetaCreations") which include Kai's Photo Soap 1.0, Kai's Photo Soap 2.0, Kai's SuperGoo 1.0, Kai's PowerGoo 1.0 and Kai's Power Show 1.1 (the "Products") from MetaCreations.

     Pursuant to the Purchase Agreement, the Company purchased all of the inventory, intangibles, marketing materials and MetaCreations' website content relating to the Products. Under the License Agreement, MetaCreations granted the Company a non-exclusive, royalty free license to use, reproduce, license, sell and distribute the intellectual property relating to the Products and other related software technology. The

                                 SCANSOFT, INC.

Company paid MetaCreations an aggregate of $1,000,000 in cash and issued a 7% promissory note in the principal amount of $1,600,000, due in full on June 30, 2000. Additionally the Company assumed the obligations to fulfill sales orders relating to the Products, all liabilities under all original equipment manufacturer and other agreements pertaining to the Products, and up to $950,000 of product returns relating to Products sold prior to the date of the Purchase Agreement. The Purchase Agreement includes contingent financial performance incentive payments under which the Company could pay MetaCreations up to an additional $1,000,000, depending on the revenue levels achieved on the Products and certain other technology licensed in the License Agreement.

     The purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of MetaCreations's assets and liabilities. The excess of the purchase price over the fair value of tangible assets acquired has been allocated to intangible assets (core technology, OEM relationships, trademarks, and registered users base) acquired based on an independent appraisal. The allocation of purchase price is estimated as follows (in thousands):

Liabilities assumed......................................    $(1,200)
Identified intangible assets.............................      3,800
                                                             -------
                                                             $ 2,600
                                                             =======

7. BALANCE SHEET COMPONENTS

     The following table summarizes key balance sheet components (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Inventory
  Raw materials.............................................  $   524    $   429
  Work-in-process...........................................       --      2,261
  Finished goods............................................      256      2,087
                                                              -------    -------
                                                              $   780    $ 4,777
                                                              =======    =======
Property and equipment
  Machinery and equipment...................................  $ 2,897    $ 4,551
  Leasehold improvements....................................      299        308
  Furniture and fixtures....................................      127        701
  Construction in process...................................      295         --
                                                              -------    -------
                                                                3,618      5,560
  Accumulated depreciation and amortization.................   (2,072)    (4,521)
                                                              -------    -------
                                                              $ 1,546    $ 1,039
                                                              =======    =======

                                 SCANSOFT, INC.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Intangible assets
  Core technology...........................................  $10,647    $    --
  Trademarks................................................    2,401         --
  OEM relationships.........................................    1,100         --
  Assembled workforce.......................................      549         --
  Other.....................................................      211         --
                                                              -------    -------
                                                               14,908         --
  Accumulated amortization..................................   (1,921)        --
                                                              -------    -------
                                                              $12,987    $    --
                                                              =======    =======
Other accrued liabilities
  Accrued compensation......................................  $   721    $   216
  Accrued royalties.........................................      200        457
  Accrued taxes.............................................      351        158
  Other.....................................................      571        255
                                                              -------    -------
                                                              $ 1,843    $ 1,086
                                                              =======    =======

8. BANK LINE OF CREDIT

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

9. INCOME TAXES

     The components of the income tax provision are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Deferred tax assets
  Federal and state loss and credit carryforwards...........  $ 25,028    $ 24,414
  Capitalized start-up and development costs................       589         882
  Asset valuation reserves..................................     1,274       2,669
  Other.....................................................     1,484       1,961
                                                              --------    --------
  Gross deferred tax assets.................................    28,375      29,926
Deferred tax liabilities
  Acquired intangibles......................................    (3,810)         --
  Other.....................................................      (248)       (255)
Valuation allowance.........................................   (24,317)    (29,671)
                                                              --------    --------
     Net deferred tax assets................................  $     --    $     --
                                                              ========    ========

                                 SCANSOFT, INC.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Current Federal.............................................  $ 70      $--      $--
  Foreign...................................................    60      --       --
  State.....................................................    20      --       --
                                                              ----      --       --
          Provision for income taxes........................  $150      $--      $--
                                                              ====      ==       ==

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

     Differences between the U.S. statutory federal income tax rate and the Company's effective income tax rate are analyzed below:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Federal statutory tax rate..................................     (34.0)%
Nondeductible in-process research and development...........      51.6%
Foreign tax.................................................       2.3%
State tax, net of federal...................................       0.5%
Change in valuation allowance...............................     (14.6)%
                                                                 -----
                                                                   5.8%
                                                                 =====

     At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $60 million and $26 million, respectively, of which approximately $1,306,000 and $653,000 related to tax deductions from stock compensation, respectively. The tax benefit related to the stock compensation benefit, when realized, will be accounted for as an addition to additional paid in capital rather than as a reduction of the provision for income tax. Research and development credit carryforwards as of December 31, 1999 were approximately $2.2 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2007, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

10. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. In connection with the acquisition of ScanSoft (Note 3), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox. The Series B Preferred Stock is convertible into shares of common stock on a share for share basis at any time after March 2, 2001. However, the Series B is convertible immediately if the holder's ownership of outstanding common stock falls below 30%, unless such conversion results in the holder owning more than 50% of the outstanding Company common stock. The Series B Preferred Stock has a liquidation preference over the common shareholders equal to $1.30 per share plus all declared but unpaid dividends.

                                 SCANSOFT, INC.

     The Series B Preferred Stock is entitled to dividends at the rate of $0.065 per annum per share, payable when, as and if declared by the Board of Directors. Dividends are non-cumulative. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law.

  Common Stock Warrants

     In connection with the ScanSoft acquisition (Note 3), the Company issued Xerox a ten-year warrant that allows Xerox to acquire a number of shares of common stock equal to the number of options (whether vested or unvested) that remains unexercised at the termination of any ScanSoft option assumed by the Company in the merger. The exercise price for each warrant share is $0.61. If all of the assumed ScanSoft options terminate without being exercised, Xerox would be entitled to purchase approximately 1,736,630 shares of common stock. The warrant is exercisable at any time; however, Xerox may not exercise the warrant prior to two years from the date of its initial issuance, unless, immediately after such exercise, Xerox owns directly or indirectly a number of outstanding shares of common stock that represents less than 45% of the total number of shares common stock outstanding immediately after such exercise. From the date of acquisition through December 31, 1999, approximately 252,075 ScanSoft options have been forfeited and are available for exercise by Xerox.

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

  Deferred Compensation Relating to Stock Options

     Based on an independent consultant's valuation report, management concluded that the exercise price for certain options granted during 1995 was below the estimated fair value of the Company's Common Stock at the dates of the grants. The Company recorded deferred compensation expense of $400,000 related to these grants which has been amortized over related vesting periods of the options. The Company recorded $50,000, $100,000 and $100,000 in compensation expense for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, the deferred compensation has been fully amortized.

11. STOCK COMPENSATION PLANS

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

                                 SCANSOFT, INC.

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

  1998 Stock Option Plan

     In conjunction with the acquisition of ScanSoft (Note 3), the Company assumed the ScanSoft 1998 Stock Option Plan (the "1998 Option Plan"), which provides for the granting of incentive stock options to officers and employees of the Company. Non-statutory stock options may also be granted to directors, officers, employees and consultants of the Company. A total of 4,000,000 shares of Common Stock has been reserved under this plan.

     Options granted under the 1998 Option Plan expire no later than ten years from the date of grant (no later than five years for 10% shareholders). The exercise price will be at least 100% and 85% of the fair value of the stock subject to the option on the date the option is granted as determined by the Board of Directors for incentive and non-statutory stock options, respectively (110% of the fair value for 10% shareholders). The options generally become exercisable in increments over a period of five years from the date of grant. At the discretion of the Board of Directors, options may be granted with different vesting terms.

                                 SCANSOFT, INC.

     The following table summarizes activity under all stock option plans and for options granted outside the plans:

                                                                OPTIONS OUTSTANDING
                                                SHARES      ----------------------------
                                              AVAILABLE       NUMBER        PRICE PER
                                              FOR GRANT     OF SHARES         SHARE
                                              ----------    ----------    --------------
Balance at December 31, 1996................     378,570     2,118,710    $0.15 - $12.00
Additional shares authorized................   2,450,000            --
Options granted.............................  (2,671,200)    2,671,200    $2.63 -  $4.50
Options exercised...........................          --      (402,865)   $0.15 -  $3.50
Options canceled............................   1,244,135    (1,244,135)   $0.15 - $10.70
                                              ----------    ----------
Balance at December 31, 1997................   1,401,505     3,142,910    $0.15 - $12.00
Options granted.............................  (3,147,801)    3,147,801    $0.91 -  $3.00
Options exercised...........................          --      (172,129)   $0.15 -  $1.75
Options canceled............................   3,536,679    (3,566,679)   $0.15 -  $7.00
                                              ----------    ----------
Balance at December 31, 1998................   1,790,383     2,551,903    $0.15 - $12.00
Options granted.............................  (3,344,392)    3,345,392    $1.19 -  $5.38
Options granted in exchange for ScanSoft
  options...................................          --     1,736,630    $0.61
Options exercised...........................          --      (371,230)   $0.15 -  $1.75
Options canceled............................   3,082,858    (3,082,858)   $0.40 - $12.00
                                              ----------    ----------
Balance at December 31, 1999................   1,528,849     4,179,837    $0.61 - $12.00
                                              ==========    ==========

  1995 Employee Stock Purchase Plan

     In October 1995, the Company instituted an employee stock purchase plan (the "1995 Purchase Plan") and reserved a total of 300,000 shares of the Company's Common Stock for issuance thereunder. On October 3, 1997, an amendment was approved to increase the shares available in this plan by 400,000 to an aggregate of 700,000. On June 29, 1999, at the Company's Annual Meeting of Stockholders, an amendment was approved to further increase the shares available in this plan by 300,000 to an aggregate of 1,000,000. Shares available for purchase at December 31, 1999 is 541,645. The 1995 Purchase Plan permits employees to acquire shares of the Company's Common Stock at a 15% discount through payroll deductions. During 1997, 1998 and 1999 shares issued under this plan aggregated 188,797, 116,969 and 60,786, respectively.

  Pro Forma Information

     As of December 31, 1998, the Company had five stock-based compensation plans as described above. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for options granted under the Company's option plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and pro forma net loss and the Company's net loss and pro forma net loss per share would have been as follows (in thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1999       1998        1997
                                                       -------    -------    --------
Net loss -- as reported..............................  $(2,748)   $(3,805)   $(23,380)
Net loss -- pro forma................................  $(5,004)   $(6,483)   $(25,247)
Net loss per share -- as reported: basic and
  diluted............................................  $ (0.11)   $ (0.19)   $  (1.20)
Net loss per share -- pro forma: basic and diluted...  $ (0.20)   $ (0.33)   $  (1.30)

                                 SCANSOFT, INC.

     The weighted average fair market value of options granted was $1.79 per share, $1.16 per share and $3.87 per share for the years ended December 31, 1999, 1998 and 1997, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the applicable period: expected volatility of 100% to 130% for 1999, 70% for 1998 and 1997, risk-free interest rate of 5.36% to 6.07% for options granted in 1999, 5.12% for options granted in 1998, and 5.71% for options granted in 1997, and a weighted average expected option term of 5.0 years for all periods. The Company has not paid dividends and assumed no dividend yield.

     The following table summarizes information about stock options outstanding under the 1993 Incentive Stock Option Plan, the 1997 Employee Stock Option Plan, the 1998 Stock Option Plan, the 1995 Directors' Stock Option Plan and the Non-Statutory Option Grants to Directors at December 31, 1999:

                                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                     --------------------------------------------   ----------------------------
                                     WEIGHTED
                                      AVERAGE         WEIGHTED                       WEIGHTED
       EXERCISE        SHARES        REMAINING        AVERAGE         SHARES         AVERAGE
      PRICE RANGE    OUTSTANDING   LIFE IN YEARS   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
      -----------    -----------   -------------   --------------   -----------   --------------
     $0.61 -  $0.61   1,175,945        8.39            $0.61          361,634         $0.61
     $1.25 -  $1.56     482,000        9.34             1.52               --            --
     $1.63 -  $1.63   1,666,026        9.11             1.63           45,833          1.63
     $1.66 -  $2.59     680,866        9.67             1.98               --            --
     $2.88 -  $5.38     160,000        9.60             3.85            5,000          4.50
    $12.00 - $12.00      15,000        5.95            12.00           15,000         12.00
                      ---------        ----            -----          -------         -----
     $0.61 - $12.00   4,179,837        9.03            $1.51          427,467         $1.16
                      =========        ====            =====          =======         =====

     For the Employee Stock Purchase Plan, the fair value of each purchase right is estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1999, 1998 and 1997: expected volatility of 100% to 130% for 1999, 70% for 1998 and 1997; risk-free interest rate of 5.03%, 5.12% and 5.71% for 1999, 1998 and 1997, respectively; and expected lives of six months for all three years. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of all purchase rights granted in 1999, 1998 and 1997, were $0.66, $0.70 and $2.14, respectively.

12. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     In March 1999, the Company entered into an agreement with Xerox Corporation to sublease 37,636 square feet within Xerox Corporation's leased facility in Peabody, Massachusetts. The term of the non-cancelable sublease is twenty-nine months. Future minimum rental payments under the sublease rent agreement totals $387,000, of which $244,000 is due in 2000 and $143,000 is due in 2001.

     The Company also leases sales office space in Naperville, Illinois. The Company is currently committed through January 2001 under the terms of this Agreement. Future minimum rental payments under this agreement total $7,100, of which $6,600 is due in 2000 and $500 is due in 2001. Total rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was $288,000, $339,000 and $657,000, respectively.

                                 SCANSOFT, INC.

  Litigation and Other Claims

     From time to time, the Company becomes party to litigation and patent infringement matters and claims which arise in the course of the Company's operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a significant adverse effect on the Company's financial position and results of operations. However, should the Company not prevail in any such litigation, its operating results and financial position could be adversely impacted.

13. RELATED PARTIES

     At December 31, 1999, Xerox owned approximately 44% of the Company's outstanding common stock and all of the Company's outstanding Series B Preferred Stock. In addition, Xerox has the opportunity to acquire additional shares of common stock pursuant to a warrant (Note 10). In addition, Xerox has two designees on the Board of Directors, including the Chairman of the Board (see
Note 15). In 1999, Xerox accounted for 14% of total net revenues.

     In 1999, the Company acquired preferred stock of an internet web content management company for $150,000. The Company's investment represents less than a 20% ownership and, accordingly, is recorded at cost in the accompanying balance sheet. The founder and CEO of the investee is also a member of the Company's Board of Directors.

14. SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. Prior to the acquisition of ScanSoft, the Company operated and managed one reporting segment.

     Since the acquisition of ScanSoft, the Company operates, manages and assesses performance in two segments, United States operations and European operations. The Company evaluates the performance of each segment based on operating profit, exclusive of interest and taxes. Each segment follows the Company's significant accounting policies. Following is a table of selected financial data on the Company's reportable segments (in thousands).

     The following is net sales information by geographic area based on location of customer (in thousands):

                                                         YEAR ENDED DECEMBER 31, 1999
                                                      ----------------------------------
                                                      UNITED STATES    EUROPE     TOTAL
                                                      -------------    ------    -------
Revenues............................................     $27,478       $4,151    $31,629
Operating income (loss).............................      (4,824)       1,211     (3,613)
Segment assets......................................      26,874        3,108     29,982

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
United States.........................................  $24,732    $73,219    $52,023
Foreign...............................................    6,897      5,851      5,600
                                                        -------    -------    -------
          Total.......................................  $31,629    $79,070    $57,623
                                                        =======    =======    =======

                                 SCANSOFT, INC.

     In 1999, three customers accounted for 24%, 15% and 14% of total net revenues, respectively. During 1998, two customers accounted for 18% and 12% of total net revenues, respectively. One customer accounted for 21% of total net revenues in 1997.

15. SUBSEQUENT EVENTS

     On January 15, 2000, ScanSoft signed a definitive agreement to acquire Caere Corporation ("Caere") in a purchase transaction. The merger was completed on March 13, 2000. Caere designs, develops, manufactures and markets a range of optical character recognition software tools and for the year ended December 31, 1999, reported revenues of approximately $58 million. Under the merger agreement, ScanSoft will issue approximately 18.6 million shares of its common stock, $48.3 million in cash and options to purchase 4.7 million shares of its common stock in exchange for all the outstanding shares and options of Caere. The purchase price of the Caere acquisition is estimated to be approximately $179.8 million, which has been determined as follows:

Fair value of shares of common stock........................  $107,845
Fair value of options.......................................    16,055
Cash........................................................    48,344
Estimated transaction costs.................................     3,925
Estimated restructuring costs...............................     3,600
                                                              --------
          Total.............................................  $179,769
                                                              ========

     Common stock has been valued using an average price of ScanSoft common stock for a few days before and after the consummation of the Caere merger. The estimated transaction costs represent estimated fees for the financial advisors, accountants, attorneys and expenses expected to be incurred in conjunction with the Caere merger. ScanSoft management plans to terminate redundant employees primarily associated with duplicate corporate, sales, marketing and other administrative functions soon after consummation of the merger. The associated restructuring costs of termination have been included in the purchase accounting. These costs have been based on preliminary estimates of management and are subject to further revision upon finalization of ScanSoft management's plans with respect to Caere's operations.

     Effective March 13, 2000, the Company elected three additional directors to the Board of Directors comprising of two Caere directors and an additional Xerox designee.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of ScanSoft, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 4, 2000, except for Note 15, which is as of March 13, 2000, appearing on page 31 in the Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
San Jose, California
February 4, 2000

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                              ACCOUNTS RECEIVABLE

                                                                1999        1998       1997
                                                              --------    --------    -------
Balance at beginning of period..............................  $  4,171    $  5,315    $ 3,931
Additions charged to costs and expenses.....................     9,305      19,480      7,122
Additions charged to other..................................       987          --         --
Deductions and write-off....................................   (10,773)    (20,624)    (5,738)
                                                              --------    --------    -------
Balance at end of period....................................  $  3,690    $  4,171    $ 5,315
                                                              ========    ========    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers as of March 23, 2000.

NAME                                        AGE                     POSITION
----                                        ---                     --------
Michael K. Tivnan.........................  47     President, Chief Executive Officer
                                                   Senior Vice President and Chief Financial
John J. Rogers, Jr........................  42     Officer
                                                   Senior Vice President Sales and Channel
Wayne S. Crandall.........................  41     Marketing
Valorie Cook Carpenter....................  46     Senior Vice President Marketing
Stanley E. Swiniarski.....................  42     Senior Vice President Development

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

     Mr. Rogers has served as Senior Vice President and Chief Financial Officer of the company since June 10, 1999. Mr. Rogers was executive vice president, CFO and treasurer of PADS Software, Inc. from December 1998 to June 1999. From 1991 through 1998, Mr. Rogers served as executive vice president, CFO and treasurer of Cognex Corp.

     Mr. Crandall has served as the Senior Vice President Sales and Channel Marketing of the Company since March 2000 and Vice President Sales and Channel Marketing since March 2, 1999. From December 1989 until March 2, 1999, Mr. Crandall oversaw all domestic and international sales activity of ScanSoft, Inc., which was then operating as an indirect wholly owned subsidiary of Xerox. Mr. Crandall originally joined ScanSoft in November 1988 as the Director of North America Sales.

     Ms. Carpenter has served as Senior Vice President Marketing of the Company since March 13, 2000. From April 1999 to March 2000, Ms. Carpenter was Senior Vice President Marketing for Caere Corporation. From 1997 to 1998, Ms. Carpenter was the Vice President of Marketing for Claris Corporation (later FileMaker, Inc.), a wholly-owned subsidiary of Apple Computer, Inc. Prior to that, from 1994 to 1997, Ms. Carpenter was a Principal at Market Savvy Consulting.

     Mr. Swiniarski has served as Senior Vice President Development of the Company since March 2000 and Vice President Development since March 2, 1999. From November 1991 until March 2, 1999, Mr. Swiniarski served as the Director of Product Development. From 1988 until 1991, Mr. Swiniarski served as the Director of Technology Development and Marketing for Siemens Nixdorf Information Systems, Inc. and held a number of engineering positions with software companies that include Apollo Computer, High Order Software, Inc. and Systems Architects, Inc.

     Biographical information for directors contained under the heading "Election of Directors" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

     The information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the heading "Executive Compensation" and under the captions "Compensation for Directors," "Change in Control and Employment Agreements," and "Recent Option Grants" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Related Party Transactions" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

          (1) Financial Statements -- See Index to Financial Statements in Item 8 of this Report.

          (2) Financial Statement Schedule -- The following financial statement schedule for our fiscal years ended December 31, 1999, 1998 and 1997 is contained in Item 8 of this Report:

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

          (3) Exhibits -Refer to Item 14(c) below.

     (b) Reports on Form 8-K.

     NONE.

     (c) Exhibits.

     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT NO.                     DESCRIPTION OF EXHIBITS
-----------                     -----------------------
 2.1(1)       Agreement and Plan of Merger dated December 2, 1998, between
              Visioneer, Inc., a Delaware corporation, and ScanSoft, Inc., a Delaware corporation.
 3.1(2)       Bylaws of Registrant.
 3.2(3)       Amended and Restated Certificate of Incorporation of
              Registrant.
 4.1(3)       Specimen Common Stock Certificate.
 4.2(4)       Preferred Shares Rights Agreement, dated as of October 23,
              1996, between the Registrant and U.S. Stock Transfer
              Corporation, including the Certificate of Designation of
              Rights, Preferences and Privileges of Series A Participating
              Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C,
              respectively.
 4.3(7)       Voting Agreement dated March 2, 1999 between Xerox, Xerox
              Imaging Systems, Inc., Visioneer, Inc. and several holders of Visioneer common stock.
10.1(2)       Form of Indemnification Agreement.
10.2(2)**     1993 Incentive Stock Option Plan and form of Option
              Agreement.
10.3(2)**     1995 Employee Stock Purchase Plan and form of Subscription
              Agreement.
10.4(2)**     1995 Directors' Option Plan and form of Option Agreement.
10.5(5)**     1997 Employee Stock Option Plan.
10.6(5)**     Director 1997 Compensation Plan.
10.7(2)       LZW Paper Input System Patent License Agreement dated
              October 20,1995 between the Registrant and Unisys
              Corporation.
10.8(2)       Patent License agreement dated November 13, 1995 between the
              Registrant and Wang Laboratories, Inc.
10.9(2)       Building Lease dated May 21, 1996 between the Registrant and
              John Arrillaga, Trustee, or his Successor Trustee, UTA dated
              7/20/77 (Arrillaga Family Trust) as amended, and Richard T.
              Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77
              (Richard T. Peery, Separate Property Trust) as amended.
10.10(2)      Software License Agreement dated August 14, 1996 between the
              Registrant and Hewlett-Packard Company.
10.11(6)      Form of Employment Agreement between the Registrant and each individual who was an executive officer prior to the merger with ScanSoft and the sale of the hardware business.
10.12(7)      Software Distribution Agreement dated April 26, 1995 between
              Xerox Imaging Systems, Inc. and Tech Data Corporation.
10.13(7)      Assignment, Assumption, Renewal and Modification Agreement
              dated June 18, 1997 between Xerox Imaging Systems, Inc.,
              ScanSoft, Inc. and Tech Data Product Management, Inc.
10.14(7)      Distribution Agreement dated September 22, 1993 between
              Ingram Micro, Inc. and Xerox Imaging Systems, Inc., as
              amended.
10.15(7)      Gold Disk Bundling Agreement: Pagis SE & Pagis Pro, dated
              June 29, 1998 between Xerox Corporation, through its
              Channels Group and ScanSoft, Inc., as amended.
10.16(7)      Gold Disk Bundling Agreement dated March 25, 1998 between
              Xerox Corporation, Office Document Products Group and
              ScanSoft, Inc.
21.1          Subsidiaries of the Registrant.
23.1          Consent of PricewaterhouseCoopers LLP.

EXHIBIT NO.                     DESCRIPTION OF EXHIBITS
-----------                     -----------------------
24.1          Power of Attorney. (See signature page)
27.1          Financial Data Schedule.

---------------
 ** Denotes Management compensatory plan or arrangement.

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

(7) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on March 30, 2000.

                                          SCANSOFT, INC.

                                          By: /s/ MICHAEL K. TIVNAN
                                            ------------------------------------
                                            Michael K. Tivnan
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael K. Tivnan and John J. Rogers, Jr. jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Date: March 30, 2000                          /s/ PAUL A. RICCI
                                              --------------------------------------------------------
                                              Paul A. Ricci, Chairman of the Board

Date: March 30, 2000                          /s/ MICHAEL K. TIVNAN
                                              --------------------------------------------------------
                                              Michael K. Tivnan, President, Chief Executive Officer
                                              and Director (Principal Executive Officer)

Date: March 30, 2000                          /s/ JOHN J. ROGERS, JR.
                                              --------------------------------------------------------
                                              John J. Rogers, Jr., Chief Financial Officer, (Principal
                                              Financial Officer & Principal Accounting Officer)

Date: March 30, 2000                          /s/ J. LARRY SMART
                                              --------------------------------------------------------
                                              J. Larry Smart, Director

Date: March 30, 2000                          /s/ MARK MYERS
                                              --------------------------------------------------------
                                              Mark Myers, Director

Date: March 30, 2000                          /s/ KATHARINE A. MARTIN
                                              --------------------------------------------------------
                                              Katharine A. Martin, Director

Date: March 30, 2000                          /s/ ROBERT G. TERESI
                                              --------------------------------------------------------
                                              Robert G. Teresi, Director

Date: March 30, 2000                          /s/ ROBERT J. FRANKENBERG
                                              --------------------------------------------------------
                                              Robert J. Frankenberg, Director

Date: March 30, 2000                          /s/ ANNE M. MULCAHY
                                              --------------------------------------------------------
                                              Anne M. Mulcahy, Director