Form 10-Q
period 2000-03-31
SCANSOFT INC
filed 2000-05-15
CIK 1002517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2000

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



                               9 CENTENNIAL DRIVE
                                PEABODY, MA 01960
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (978) 977-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         45,901,936 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of April 30, 2000

                                 SCANSOFT, INC.

                                    FORM 10-Q
                        THREE MONTHS ENDED MARCH 31, 2000

                                      INDEX




                                                                                 PAGE
                                                                                 ----
         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         a) Consolidated Statements of Operations for the three months
            ended March 31, 2000 and March 31, 1999.............................   1
         b) Consolidated Balance Sheets at March 31, 2000 and
            December 31, 1999...................................................   2
         c) Consolidated Statements of Cash Flows for the three months
            ended March 31, 2000 and March 31, 1999.............................   3
         d) Notes to Consolidated Financial Statements..........................   4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................   8

         PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders....................   16

Item 6.  Exhibits and Reports on Form 8-K.......................................   16

Signatures......................................................................   17

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    UNAUDITED

                                     ASSETS

                                                                                    March 31,      December 31,
                                                                                      2000             1999
                                                                                -------------    ---------------
Current Assets:
     Cash and cash equivalents.........................................         $       5,216    $         5,162
     Short-term investments............................................                    62                 62
     Accounts receivable, less allowances of $13,399 and $3,690........                 7,370              7,713
     Inventory, net....................................................                 1,676                780
     Deferred tax asset................................................                 3,650                 --
     Prepaid expenses and other current assets.........................                 2,221              1,372
                                                                                -------------    ---------------
        Total current assets...........................................                20,195             15,089

     Goodwill and other intangible assets, net.........................               116,893             12,987
     Property and equipment, net.......................................                 4,340              1,546
     Other assets......................................................                 2,836                360
                                                                                -------------    ---------------
TOTAL ASSETS                                                                    $     144,264    $        29,982
                                                                                =============    ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short term bank borrowings........................................         $       3,000    $            --
     Note payable..................................................                        --              1,600
     Accounts payable and accrued expenses.............................                12,467              2,226
     Accrued sales and marketing expenses..............................                 1,083              1,425
     Deferred revenue..................................................                 2,051                964
     Other current liabilities.........................................                 3,193              1,843
                                                                                -------------    ---------------
        Total current liabilities......................................                21,794              8,058
                                                                                -------------    ---------------
Deferred tax liability.................................................                 5,919                 --
                                                                                -------------    ---------------
Stockholders' equity:

     Series B convertible preferred stock, 15,000,000 shares
        authorized; 3,562,238 issued and outstanding;
        liquidation value of $4,631 ...................................                 4,631              4,631

     Common stock, $0.001 par value; 140,000,000 shares authorized;
        45,873,609 and 26,690,027 shares issued and outstanding,
        respectively...................................................                    46                 27
     Additional paid in capital, ......................................               219,007            100,397
     Accumulated deficit...............................................              (107,069)           (83,131)
     Accumulated other comprehensive income............................                   (64)                --
                                                                                -------------    ---------------
        Total stockholders' equity.....................................               116,551             21,924
                                                                                -------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................         $     144,264    $        29,982
                                                                                =============    ===============

   The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                                      Three months ended
                                                                                          March 31,
                                                                          ---------------------------------------
                                                                                  2000                 1999
                                                                          -----------------     -----------------

Revenue................................................................   $           7,415     $           4,508

Costs and expenses:
     Cost of revenue...................................................               2,441                 1,125
     Research and development..........................................               3,235                 1,255
     Selling, general and administrative...............................               5,437                 2,603
     Amortization of intangible assets.................................               1,914                   158
     Restructuring charges.............................................                  --                   346
     Acquired in-process research and development......................              18,291                 3,944
                                                                          -----------------     -----------------

Total costs and expenses...............................................              31,318                 9,431

Loss from operations...................................................             (23,903)               (4,923)

Other income, net......................................................                  35                   898
                                                                          -----------------     -----------------

Loss before income taxes...............................................             (23,868)               (4,025)

Provision for income taxes.............................................                  70                    --
                                                                          -----------------     -----------------

Net loss...............................................................   $         (23,938)    $          (4,025)
                                                                          =================     =================

Net loss per share: basic..............................................   $           (0.78)    $           (0.18)
                                                                          =================     =================

Net loss per share: diluted............................................   $           (0.78)    $           (0.18)
                                                                          =================     =================

Weighted average common shares: basic..................................              30,529                22,220
                                                                          =================     =================

Weighted average common and common equivalent shares: diluted..........              30,529                22,220
                                                                          =================     =================




   The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                                                                      Three months ended
                                                                                          March 31,
                                                                          ---------------------------------------
                                                                                  2000                  1999
                                                                          ----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................................   $        (23,938)     $          (4,025)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
       Depreciation and amortization...................................                118                     94
       Accounts receivable allowances..................................              4,471                    767
       Amortization of goodwill and other intangible assets............              1,914                    158
       Net gain on sale of hardware business...........................                 --                   (882)
       Write off of acquired in-process research and development.......             18,291                  3,944
       Changes in assets and liabilities, net of effects from
       acquisitions of Caere and ScanSoft, and sale of hardware assets:
         Accounts receivable...........................................             (2,690)                (2,034)
         Inventory.....................................................               (613)                   (18)
         Prepaid expenses and other assets.............................               (229)                  (145)
         Accounts payable and accrued expenses, accrued marketing
           and other...................................................               (488)                  (470)
                                                                          ----------------      -----------------

Net cash provided by (used in) operating activities....................             (3,164)                (2,611)
                                                                          ----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net sales of short-term investments...............................                 --                    174
     Proceeds from sale of hardware business...........................                 --                  6,782
     Cash acquired in connection with Caere acquisition................              1,419                     --
     Cash acquired in connection with ScanSoft acquisition.............                 --                  1,233
     Capital expenditures for property and equipment...................                (47)                    (9)
                                                                          ----------------      -----------------

Net cash provided by investing activities..............................              1,372                  8,180
                                                                          ----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short term bank borrowings, net...................................              3,000                 (6,000)
     Repurchase of common stock........................................                 --                   (684)
     Payment of notes payable..........................................             (1,600)                    --
     Proceeds from the issuance of common stock, net...................                446                     --
                                                                          -----------------     -----------------

Net cash provided by (used in) financing activities....................              1,846                (6,684)
                                                                          ----------------      -----------------

Net increase (decrease) in cash and cash equivalents...................                 54                (1,116)
Cash and cash equivalents at beginning of period.......................              5,162                  7,659
                                                                          ----------------      -----------------
Cash and cash equivalents at end of period.............................   $          5,216      $           6,544
                                                                          ================      =================



   The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION:

           Prior to 1999, the results of the Company represented the activity of Visioneer, Inc., which marketed and sold hardware and software. On January 6, 1999, the Company sold its hardware business to Primax Electronics, Ltd. On March 2, 1999, the Company acquired Xerox Corporation's ScanSoft subsidiary and subsequently renamed the Company ScanSoft, Inc. On March 13, 2000, the Company acquired Caere Corporation ("Caere"). See "Caere Acquisition" note for specific information on the acquisition.

           The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company" or "ScanSoft") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, except with respect to the adjustments made in relation to the Caere acquisition, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2000, and for other periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the unaudited pro forma financial statements of the Caere acquisition included in Form S-4 filed with the Securities and Exchange Commission on February 9, 2000.

           The results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or any future period.

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


BALANCE SHEET COMPONENTS:

         The following table summarizes key balance sheet components (in thousands):

                                                                 March 31,        December 31,
                                                                   2000              1999
                                                            ----------------    --------------
          Inventory:
              Raw Materials............................     $            122    $          524
              Work-in-process..........................                   --                --
              Finished goods...........................                1,554               256
                                                            ----------------    --------------
                                                            $          1,676    $          780
                                                            ================    ==============
          Other current liabilities:
              Accrued compensation.....................     $          1,582    $          721
              Accrued royalties........................                  664               200
              Accrued taxes payable....................                  335               351
              Other current liabilities................                  612               571
                                                            ----------------    --------------
                                                            $          3,193    $        1,843
                                                            ================    ==============

CAERE ACQUISITION:

         On March 13, 2000, the Company acquired Caere Corporation, a company that designs, develops and markets a range of optical character recognition software tools, for approximately $48.5 million in cash, 19.0 million shares of Common Stock of the Company, and the exchange of approximately 4.6 million employee stock options to purchase Common Stock of the Company in exchange for outstanding employee stock options of Caere. The common stock issued has been valued using the average quoted price of common stock for the period a few days preceding and the day of the consummation of the acquisition. The employee stock options were fair valued using the Black Scholes option pricing model. In addition, pursuant to a concurrent non-competition agreement and subject to certain other conditions, the Company agreed to pay the former President and CEO of Caere on the second anniversary of the merger the difference between $13.50 and the closing price of ScanSoft stock at that time, multiplied by the number of beneficial shares owned by the former executive. The value of this stock price guarantee is approximately $4.0 million and has been included in the total purchase price of the acquisition. Additionally, in conjunction with the acquisition, the Company incurred approximately $1.7 million of acquisition related costs. The purchase price of Caere, including acquisition costs, was $168.4 million, and was allocated to the assets acquired and liabilities assumed based on the fair value of Caere's current assets, property and equipment, and liabilities. The excess of the purchase price over the fair value of tangible assets acquired has been allocated to intangible assets (IPRD, core technology, developed technology, patents, favorable facility lease, non-compete agreements and assembled workforce) acquired based on an independent appraisal.

         This acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Caere and the fair market value of acquired assets and assumed liabilities have been included in the financial statements of the Company as of the date of acquisition. The Company recorded a one-time write-off of $18.3 million in the quarter ended March 31, 2000 relating to the value of in-process research and development acquired as part of the purchase.

The allocation of the purchase price was as follows (in thousands):


Property and equipment..........................................     $  2,865
Current and other assets........................................       58,400
Liabilities assumed.............................................      (16,985)
Goodwill........................................................       61,095
Core technology.................................................       17,905
Developed technology............................................       16,340
Other identified intangible assets..............................       10,448
Acquired in-process research and development....................       18,291
                                                                     --------
                                                                     $168,359
                                                                     ========

         The amounts allocated to identifiable tangible and intangible assets, including acquired in-process research and development, were based on the results of an independent appraisal. Goodwill represents the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquired in-process research and development represented development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount of $18.3 million was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition.

         The values of the core technology, developed technology and acquired in-process technology were determined by a risk adjusted, discounted cash flow approach. The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from such projects, discounting net cash flows back to their present values, and adjusting that result to reflect the project's stage of completion. These include projects (primarily major version upgrades) in each of Caere's major products, including OmniPage, OmniForm, and Pagekeeper. The discount rates used were 14% for developed technology, 19% for core technology, and 24% for in-process, technology. The discount rate for in-process technology takes into consideration the Company's weighted average cost of capital adjusted for the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances, which could potentially impact the estimates described above.

          The average percentage of completion of the projects ranged from 50% to 67% at the date of the acquisition. Revenues are projected to be generated late in fiscal 2000 for each of the product versions in development at the acquisition date. If these projects are not successfully developed, future revenue and profitability of ScanSoft may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

The following identifies the intangible assets acquired in connection with Caere and respective lives (in thousands):

                                                 Amount             Life

Goodwill.....................................     61,095           6 Years
Core technology..............................     17,905           5 Years
Developed technology.........................     16,340           2 Years
Other identified intangible assets...........     10,448           2-5 Years
                                                --------
                                                $105,788
                                                ========

Other identified intangible assets consist of a non-compete agreement, acquired work force, a favorable lease agreement, and patents on the Caere technology. These assets are being amortized over a period of 2, 3, 4 and 5 years, respectively.


Pro forma Results (unaudited)

The following table reflects the unaudited pro forma results of operations of the Company assuming that the acquisition of Caere had occurred at the beginning of each fiscal period presented:

                                                    March 31,      March 31,
                                                      2000           1999
                                                  -----------    --------------
    Revenue............................           $  13,462      $  23,553
    Net loss..........................              (17,253)        (5,915)
    Net loss per share.................               (0.38)         (0.13)


These unaudited pro forma results of operations do not include the write-off of the in-process research and development as this amount was non-recurring in nature. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the periods.

RESTRUCTURING AND OTHER EMPLOYEE ACTIONS:

         In connection with the acquisition of Caere, the Company identified approximately 46 employees of Caere whose positions would be eliminated as part of the acquisition. These positions include 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the former president and CEO position of Caere was eliminated. As a result, the Company has established as part of the purchase price a restructuring reserve in the amount of $487,000 for the severance payments to employees, anticipated to be paid out over the next three quarters, and a restructuring reserve of $1,065,000 for the former president and CEO of Caere, whose severance and benefits will continue over the next 5 years.

         The Company is obligated to pay over the next three quarters retention bonuses amounting to approximately $650,000 relating to key employees who will be used in the integration of the companies. These retention bonuses will be expensed as incurred and have not been included in the purchase price of the acquisition.

Additionally, approximately 24 employees of Caere have voluntarily terminated their positions. The Company does not anticipate replacing those individuals.

NET INCOME (LOSS) PER SHARE:

         Net income (loss) per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS No. 128). The following details the computation for basic and diluted income (loss) per share:


                                                                           March 31,         March 31,
                                                                             2000              1999
                                                                        ------------        ----------
Net income (loss)................................................       $    (23,938)       $    (4,025)
                                                                        ============        ===========

Weighted average common shares outstanding (basic)...............             30,529             22,220

Effect of dilutive options and convertible preferred stock.......                 --                 --
                                                                        ------------        -----------

Weighted average common and common equivalent shares outstanding
   (diluted).....................................................             30,529             22,220

Income (loss) per share:  basic..................................       $      (0.78)       $     (0.18)
                                                                        ============        ===========

Income (loss) per share:  diluted................................       $      (0.78)       $     (0.18)
                                                                        ============        ===========




BANK LINE OF CREDIT:

         On March 14, 2000, the Company entered into a one year Credit Agreement (the "Agreement") with a bank that consisted of a $10,000,000 revolving loan (the "Revolver"). Borrowings under the Revolver bear interest at the rate of one percent (1.0%) per annum above the Prime Rate. The maximum aggregate amount of borrowings outstanding at any one time is limited to the lesser of (a) the bank's total commitment and (b) the Borrowing Base. The Borrowing Base is equal to fifty percent (50%) of eligible accounts receivables for which invoices have been issued and are payable. At March 31, 2000, $4,583,000 was available under the Revolver of which the Company had $3,000,000 of bank borrowings outstanding.

Pursuant to the Agreement, the Company is required to maintain certain financial and non-financial covenants, as defined, including certain earnings levels, liquidity ratios, restrictions on dividends and capital expenditures. Borrowings under the Agreement are secured by substantially all of the Company's assets. For the quarter ended March 31, 2000, the Company failed to comply with one financial covenant and the bank has waived its requirement that the Company comply thereunder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain statements made in this report as well as oral statements made by the Company from time to time, which are prefaced with words such as, "expects", "anticipates", "believes", "projects", "intends", "plans", and similar words and other statements of similar sense, are forward looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company's control and as to which there can be no firm assurance given.

         These forward looking statements, like any other forward looking statement, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties are outlined later in this document and should not be construed as exhaustive. The Company disclaims any obligation to subsequently revise forward looking statements or to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further discussions of risk factors are also available in the Company's registration statements filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance upon such forward-looking statements, which speak only as of the date made.

OVERVIEW

         On January 15, 2000, we entered into an agreement to acquire Caere Corporation, a California based digital imaging software company. The acquisition was completed on March 13, 2000 and Caere was merged into ScanSoft, with ScanSoft continuing as the corporate entity. As a result, ScanSoft now maintains control of the OmniPage and OmniForm family of products. The acquisition was accounted for as a purchase and accordingly, the results of operations of Caere are included in the Company's financial statements as of the acquisition date. The Company's results of operations for the three-month period ended March 31, 2000, include a pre-tax charge of $18.3 million for the value of acquired in process research and development and amortization of $1.2 million related to intangible assets recorded as a result of the acquisition. On March 2, 1999, we acquired Xerox's ScanSoft subsidiary and renamed the Company ScanSoft, Inc. Many of the increases discussed below are related to the inclusion of ScanSoft's results for the entire quarter in 2000 versus just one month in 1999, and to the inclusion of Caere since March 13, 2000.

         Our success in the future will depend on our ability to maintain software gross margins and increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. There can be no assurance that the market for our products will develop or that we will achieve market acceptance of our products. Despite experiencing several quarters of minor levels of profitability throughout our history, we have incurred annual net losses since inception. There can be no assurance that we will be able to reach quarterly profitability or attain annual profitability in the near future. As of March 31, 2000, we had an accumulated deficit of $107 million.

RESULTS OF OPERATIONS

         The following table presents, as a percentage of total revenue, certain selected financial data for the quarters ended March 31, 2000 and March 31, 1999:


                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                        2000              1999
                                                      --------          ----------
Revenue:                                               100.0%               100.0%

Costs and expenses:
  Cost of revenue                                       32.9%                25.0%
  Research and development                              43.6%                27.8%
  Selling, general and admin                            73.3%                57.7%
  Restructuring charges                                  0.0%                 7.7%
  Amortization of goodwill and other intangible
    assets                                              25.8%                 3.5%
  Acquired in-process research and development         246.7%                87.5%
                                                      ------               -------
Total costs and expenses                               422.3%               209.2%
                                                      -------              -------

Income (loss) from operations                         (322.4%)             (109.2%)

Other income, net                                        0.5%                19.9%
                                                      -------              -------
Income (loss) before income taxes                     (321.9%)              (89.3%)

Provision for income taxes                              (0.9%)                0.0%
                                                      -------              -------
Net income (loss)                                     (322.8%)              (89.3%)
                                                      -------              -------


REVENUE

Net revenue of $7.4 million for the three months ended March 31, 2000 increased by $2.9 million or 64%, from the same period in 1999. This was due to the acquisition of Caere on March 13th. During the first quarter of 2000, the company took several steps to position it to take full advantage of a growing scanner and digital imaging market. The first was the previously mentioned acquisition of Caere and it's product lines. In addition, the Company elected to change its method of estimating revenue reserves to more closely align reported revenues with end user purchases. This resulted in a reduction of revenue of $3.7 million. The impact of the change also reflects higher distributor and retail inventories resulting from acquisition related disruption and the timing of new product introductions.

New products shipped in the first quarter include Pagis Millennium, TextBridge Millennium, OmniPage Scanning Suite and PaperConverter, all of which were released in the latter half of the quarter. The breakdown of recorded net revenue by channel in the first quarter of 2000 is 28% retail, 24% direct, and 48% OEM and multi-user licenses.


COST OF REVENUE

         Cost of revenue consists primarily of material costs, third party royalties, fulfillment, and salaries for product support personnel. Cost of revenue in the first quarter of 2000 was $2.4 million or 33% of revenue, compared to $1.1 million or 25% of revenue in the first quarter of 1999. The increase in percentage is due in part to increased revenue reserves and obsolete inventory.


RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $3.2 million or 44% of revenue in the first quarter of 2000, an increase of $1.9 million from the $1.3 million reported during the same period in 1999. The increase in research and development is partly due to the acquisition of Caere, inclusion of ScanSoft for an entire quarter in 2000 versus just one month in 1999, and growth in spending to increase product development activities.

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

         Selling, general and administrative expenses during the first quarter were $5.4 million or 73% of revenue, an increase of $2.8 million from the same period reported in 1999. The increase in expenses is due in part from the acquisition of Caere, including costs associated with the acquisition, as well as growth in spending to support additional revenue growth.


OTHER COSTS AND EXPENSES


RESTRUCTURING AND OTHER EMPLOYEE ACTIONS:

         In connection with the acquisition of Caere, the Company identified approximately 46 employees of Caere whose positions would be eliminated as part of the acquisition. These positions include 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the former president and CEO position of Caere was eliminated. As a result, the Company has established as part of the purchase price a restructuring reserve in the amount of $487,000, for the severance payments to employees, anticipated to be paid out over the next three quarters, and a restructuring reserve of $1,065,000 for the president and CEO of Caere, whose severance and benefits will continue over the next 5 years.

         The Company is obligated to pay over the next three quarters retention bonuses amounting to approximately $650,000 relating to key employees that will be used in the integration of the companies. These retention bonuses will be expensed as incurred and have not been included in the purchase price of the acquisition.

         As of March 31, 2000, the Company had paid approximately $208,000 relating to severance actions and had accrued approximately $148,000 for retention bonuses yet to be paid.

         The Company has accounted for these items using the guidance established in SEC Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges" and Emerging Issues Task Force EITF No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination". Accordingly, only those items meeting the requirements of the pronouncements have been included in the purchase price.

         Restructuring charges of $346,000 in the first quarter of 1999 relate to the acquisition of ScanSoft and the subsequent consolidation of research and development operations and the move of the Company's headquarters to Massachusetts, which resulted in the termination of 10 employees in California. The major components of these costs were approximately $188,000 in severance costs for the 10 employees and approximately $46,000 for disposed West Coast equipment. Also included was $82,000 in non-refundable commitments associated with the West Coast development team, as well as $30,000 in other exit costs. All such costs have been fully paid as of March 31, 2000.

AMORTIZATION OF IDENTIFIED INTANGIBLE ASSETS AND IN-PROCESS RESEARCH AND DEVELOPEMENT

         Amortization of intangible assets of $1.9 million for the first quarter 2000 reflects the amortization of identified intangible assets from the Caere acquisition of $1.2 million and $0.7 million relating to previously acquired identifiable intangible assets. The useful lives of the intangible assets used for amortization range from two to six years. Amortization of intangible assets of $0.2 million for the first quarter 1999 reflects the amortization of identifiable intangible assets acquired in the ScanSoft acquisition.

         The amounts allocated to identifiable tangible and intangible assets, including acquired in-process research and development, were based on the results of an independent appraisal. Goodwill represents the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquired in-process research and development represented development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount of $18.3 million was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition.

         The values of core technology, developed technology and acquired in-process technology were determined by a risk adjusted, discounted cash flow approach. The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from such projects, discounting net cash flows back to their present values, and adjusting that result to reflect the project's stage of completion. These include projects (primarily major version upgrades) in each of Caere's major products, including OmniPage, OmniForm, and Pagekeeper. The discount rates used were 14% for developed technology, 19% for core technology and 24% for in-process technology. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances, which could potentially impact the estimates described above.

         The average percentage of completion of the projects ranged from 50% to 67% at the date of the acquisition. Revenues are projected to be generated late in fiscal 2000 for each of the product versions in development at the acquisition date. If these projects are not successfully developed, future revenue and profitability of ScanSoft may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

GAIN ON SALE OF THE HARDWARE BUSINESS

         In the quarter ended March 31, 1999, the Company sold its hardware business to Primax Electronics, Ltd., for approximately $6.8 million and reported a non-operating gain of approximately $882,000. The most significant assets and liabilities at January 3, 1999, of the hardware business were receivables, inventories and accounts payable in the approximate amounts of $12.7 million, $4.4 million and $10.7 million, respectively.


OTHER INCOME, NET

         Other income, net consists primarily of interest earned on cash, cash equivalents and short-term investments offset by interest incurred for borrowings under credit facilities and short-term notes and exchange gains and losses.

         Other income, net decreased by $863,000 for the quarter ended March 31, 2000 to $35,000, as compared to $898,000 during the same period in 1999. The decrease was attributable to the gain on sale of the hardware business in 1999.

TAXATION

         At March 31, 2000, we recorded a tax provision of $70,000 related to state taxes for those states in which the Company does business and no net operating loss carryforwards were available. For the same period in 1999, we had no tax provision due to our recorded losses.

         As part of the acquisition, the Company acquired deferred tax assets amounting to approximately $5,919,000, which is made up $3,650,000 of current and $2,269,000 long-term. The long-term portion has been included in other assets in the March 31, 2000 balance sheet. Additionally, in accordance with Financial Accounting Standards Board No. 109 "Accounting for Income Taxes" the Company established a deferred tax liability associated with the acquired intangibles assets excluding goodwill. As a result a portion of the Company's valuation allowance on deferred tax asset was released. This reduction in valuation allowance was accounted for in the purchase accounting and not the statement of operations.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had cash, cash equivalents and short-term investments of $5.3 million and deficient working capital of $1.6 million, as compared to $6.8 million in cash, cash equivalents and short-term investments and $8.4 million of working capital at March 31, 1999

         We used $3.2 million of cash for our operating activities for the first quarter 2000, as compared to $2.6 million for the same period in 1999. The cash was used to fund payment of salary and personnel costs, the prepayment of annual insurance policies and other normal operating costs.

         Cash provided by investing activities during the first quarter of 2000 was $1.4 million as compared to $8.2 million for the same period in 1999. The decline is due to $6.8 million that was received for the sale of the hardware business in the first quarter of 1999. Similarly to 1999, we had a first quarter source of cash due to an acquisition. The first quarter 2000 saw $1.4 million of cash associated with the Caere acquisition, while the 1999 ScanSoft acquisition produced $1.2 million.

         Cash provided from financing activities during the first quarter of 2000 was $1.8 million as compared to $6.7 million used for the same period in 1999. During the quarter ending March 31, 2000 the Company made a $3.0 million draw on our line of credit and paid $1.6 million of notes payable.

         Our principal sources of liquidity as of March 31, 2000 consisted of approximately $5.3 million of cash, cash equivalents and short-term investments. On March 13, 2000, we acquired Caere Corporation for approximately $168 million. The acquisition consideration consisted of $49 million in cash, $95 million in ScanSoft common stock and $24 million in stock compensation and other transaction costs. The cash consideration was paid out of Caere's cash balance of approximately $50 million. In addition, we have arranged a secured credit facility for $10 million, subject to various borrowing constraints, to provide funding for transactions costs associated with the Caere transaction. Based upon these events and existing cash balances, we believe that our existing sources of liquidity will provide adequate cash to fund our operations for at least the next twelve months. However there can be no assurance that cash generated by operations will be sufficient to satisfy our liquidity requirements, and we may be required to sell additional equity or debt securities, or increase or obtain additional lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. It may be difficult to sell additional equity or obtain debt financing, and this could result in significant constraints on the Company's ongoing investments to grow revenue and develop new products.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

            In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. Registrants may adopt a change in accounting principle no later than the first quarter of the fiscal year beginning after December 15, 1999 (January 1, 2000 for the Company). In March 2000, SAB 101A was issued by the SEC delaying the implementation date of SAB 101 for registrants until no later than the second quarter of the fiscal year beginning after December 15, 1999 (April 1, 2000 for the Company). The Company has determined that SAB 101 will not have a material impact on the Company's financial position and results of operations.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

         The anticipated benefits from merging with Caere will depend in part on whether we can integrate our operations and technologies in an efficient and effective manner. We cannot guarantee that this will occur. Successful integration will require integration of each company's products and coordination of each company's operating procedures, financial controls, development efforts and sales and marketing efforts. This integration may be difficult to accomplish smoothly or successfully, and may take longer than we expect. If serious difficulties are encountered during integration, management will have to divert its attention from normal business operations to address these issues, which could have an adverse effect on the surviving corporation's business. In addition, the merger may cause potential customers to cancel or delay orders as the result of uncertainty over the successful integration of the two companies. Furthermore, there could be an adverse effect on employee morale and on the ability of the surviving corporation to retain key personnel. Failure to effectively accomplish the integration of the two companies' operations could have a material adverse effect on the surviving corporation's business, operating results and financial condition.

         The Company's business operates in an intensely competitive environment and operations are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to (1) the loss of, or a significant curtailment of, purchases by any one or more principal customers; (2) the cyclicality of the retail software industry; (3) inability to protect the Company's proprietary technology and intellectual property; (4) the inability to attract or retain skilled employees; (5) technological obsolescence of current products and the inability to develop new products; (6) the inability to respond to competitive technology and competitive pricing pressures; (7) quarterly operating results that fluctuate and differ materially from one quarter to the next which could have an impact on the Company's stock price.

         There can be no assurance that cash generated by operations will be sufficient to satisfy our liquidity requirements, and we may be required to sell additional equity or debt securities, or increase or obtain additional lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. It may be difficult to sell additional equity or obtain debt financing, and this could result in significant constraints on the Company's ongoing investments to grow revenue and develop new products.

For further discussion regarding these and other risks, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Prospectus/Proxy Statement dated February 9, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 13, 2000, the Company held a special meeting of Stockholders. At such meeting, the following actions were voted upon:

a. To approve the issuance of shares of the Company Common Stock in the merger of Caere Corporation with and into Scorpion Acquisitions Corporation.

         VOTES FOR      VOTES AGAINST     ABSTAINED     BROKER NON-VOTES
         ---------      -------------     ---------     ----------------

         15,204,043         39,423         19,550


b. To approve the amendment of the certificate of incorporation of the Company to increase the number of shares of ScanSoft capital stock authorized for issuance.

         VOTES FOR      VOTES AGAINST     ABSTAINED     BROKER NON-VOTES
         ---------      -------------     ---------     ----------------

         15,102,086        137,733          23,197



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

         (b)      Reports on Form 8-K

         March 13, 2000   Item 2. Reported March acquisition of Caere
Corporation

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on May 15, 2000.

                                             SCANSOFT, INC.



                                              By: /S/ GERALD C. KENT JR.
                                                  ------------------------------

                                                    Gerald C. Kent, Jr.
                                                    Chief Accounting Officer
                                                    And Corporate Controller

                                  EXHIBIT INDEX

         Exhibits (numbered in accordance with Item 601 of Regulation S-K)


 Exhibit
   No.                                Description of Exhibits
--------                              -----------------------
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


     THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE
     BALANCE SHEET, STATEMENT OF OPERATIONS AND STATEMENT OF CASH FLOWS INCLUDED
     IN THE COMPANY'S FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2000,
     AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS
     AND THE NOTES THERETO.