Form 10-Q
period 2000-06-30
SCANSOFT INC
filed 2000-08-11
CIK 1002517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

     45,947,444 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of July 31, 2000

                                 SCANSOFT, INC.

                                    FORM 10-Q
                         SIX MONTHS ENDED JUNE 30, 2000

                                      INDEX


                                                                                                                         PAGE
         PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         a) Consolidated Balance Sheets at June 30, 2000 and December 31, 1999.........................................    3
         b) Consolidated Statements of Operations for the three and six months ended June 30, 2000 and June 30, 1999...    4
         c) Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and June 30, 1999.............    5
         d) Notes to Consolidated Financial Statements.................................................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................   11

         PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................   19

Item 6.  Exhibits and Reports on Form 8-K..............................................................................   19

Signatures.............................................................................................................   20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    UNAUDITED

                                     ASSETS


                                                                                          JUNE 30,     DECEMBER 31,
                                                                                            2000           1999
                                                                                          ---------    ------------
Current Assets:
     Cash and cash equivalents ......................................................     $   5,108      $   5,162
     Short-term investments .........................................................            62             62
     Accounts receivable, less allowances of $10,333 and $3,690, respectively .......         4,917          7,713
     Inventory ......................................................................           914            780
     Deferred tax assets ............................................................         3,650             --
     Prepaid expenses and other current assets ......................................         1,713          1,372
                                                                                          ---------      ---------
        Total current assets ........................................................        16,364         15,089

Goodwill and other intangible assets, net ...........................................       106,272         12,987
Property and equipment, net .........................................................         4,017          1,546
Other assets ........................................................................         1,127            360
                                                                                          ---------      ---------
TOTAL ASSETS ........................................................................     $ 127,780         29,982
                                                                                          =========      =========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short term bank borrowings .....................................................     $   4,750        $    --
     Note payable ...................................................................            --          1,600
     Accounts payable and accrued expenses ..........................................         8,669          2,226
     Accrued sales and marketing expenses ...........................................         1,406          1,425
     Deferred revenue ...............................................................         1,590            964
     Other current liabilities ......................................................         7,058          1,843
                                                                                          ---------      ---------
        Total current liabilities ...................................................        23,473          8,058
                                                                                          ---------      ---------
Deferred tax liabilities ............................................................         3,650             --
                                                                                          ---------      ---------
Stockholders' equity:
     Series B convertible preferred stock, 15,000,000 shares authorized;
       3,562,238 issued and outstanding; liquidation value of $4,631 ................         4,631          4,631
     Common stock, $0.001 par value; 140,000,000 shares authorized; 45,946,343 and
       26,690,027 shares issued and outstanding, respectively .......................            46             27
     Additional paid in capital .....................................................       219,165        100,397
     Accumulated deficit ............................................................      (123,096)       (83,131)
     Accumulated other comprehensive loss ...........................................           (89)            --
                                                                                          ---------      ---------
        Total stockholders' equity ..................................................       100,657         21,924
                                                                                          ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................     $ 127,780      $  29,982
                                                                                          =========      =========

   The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                            Three months ended        Six months ended
                                                                 June 30,                 June 30,
                                                          ----------------------    ----------------------
                                                            2000         1999        2000          1999
                                                          --------      -------     --------      --------

Revenue .............................................     $ 13,975      $10,268     $ 21,390      $ 14,776

Costs and expenses:
     Cost of revenue ................................        4,084        2,308        6,525         3,433
     Research and development .......................        4,820        2,168        8,054         3,423
     Selling, general and administrative ............        8,772        4,451       14,209         7,054
     Amortization of intangible assets ..............        7,098          475        9,012           633
     Restructuring and other charges ................        4,956           --        4,956           346
     Gain on sale of hardware business, net .........           --           --           --          (882)
     Acquired in-process research and development ...           --           --       18,291         3,944
                                                          --------      -------     --------      --------

Total costs and expenses ............................       29,730        9,402       61,047        17,951
                                                          --------      -------     --------      --------

Income (loss) from operations .......................      (15,755)         866      (39,657)       (3,175)

Other income (expense), net .........................          (35)          57           --            74
                                                          --------      -------     --------      --------

Income (loss) before income taxes ...................      (15,790)         923      (39,657)       (3,101)

Provision for income taxes ..........................          238          100          308           100
                                                          --------      -------     --------      --------

Net income (loss) ...................................     $(16,028)     $   823     $(39,965)     $ (3,201)
                                                          ========      =======     ========      ========

Net income (loss) per share: basic ..................     $  (0.35)     $  0.03     $  (1.05)     $  (0.13)
                                                          ========      =======     ========      ========

Net income (loss) per share: diluted ................     $  (0.35)     $  0.03     $  (1.05)     $  (0.13)
                                                          ========      =======     ========      ========

Weighted average common shares: basic ...............       45,918       26,409       38,219        24,403
                                                          ========      =======     ========      ========

Weighted average common and common equivalent shares:
     diluted ........................................       45,918       31,557       38,219        24,403
                                                          ========      =======     ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                          2000         1999
                                                                                        --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................................     $(39,965)     $(3,201)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
     Depreciation and amortization ................................................          559          151
     Provision for accounts receivable allowances .................................           53        2,327
     Amortization of goodwill and other intangible assets .........................        9,012          633
     Provision for impairment of intangibles ......................................        3,490           --
     Net gain on sale of hardware business ........................................           --         (882)
     Write off of acquired in-process research and development ....................       18,291        3,944
     Changes in assets and liabilities, net of effects from acquisitions of Caere,
         ScanSoft, and sale of hardware assets:
         Accounts receivable ......................................................        4,181       (8,037)
         Inventory ................................................................          149         (122)
         Prepaid expenses and other assets ........................................         (281)          73
         Accounts payable and accrued expenses, accrued marketing, deferred revenue
           and other current liabilities ..........................................         (543)       1,883
                                                                                        --------      -------

Net cash used in operating activities .............................................       (5,054)      (3,231)
                                                                                        --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash acquired in connection with Caere acquisition ...........................        1,419           --
     Capital expenditures for property and equipment ..............................         (165)         (68)
     Net sales of short-term investments ..........................................           --          397
     Proceeds from sale of hardware business ......................................           --        6,782
     Cash acquired in connection with ScanSoft acquisition ........................           --        1,211
     Cash used for Metacreations acquisition ......................................           --       (1,000)
                                                                                        --------      -------


Net cash provided by investing activities .........................................        1,254        7,322
                                                                                        --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short term bank borrowings, net ..............................................        4,750       (6,000)
     Payment of note payable ......................................................       (1,600)          --
     Proceeds from the issuance of common stock, net ..............................          615           52
     Repurchase of common stock ...................................................           --         (684)
                                                                                        --------      -------

Net cash provided by (used in) financing activities ...............................        3,765       (6,632)
                                                                                        --------      -------

Effects of exchange rate changes on cash and cash equivalents .....................          (19)          --
                                                                                        --------      -------

Net decrease in cash and cash equivalents .........................................          (54)      (2,541)
Cash and cash equivalents at beginning of period ..................................        5,162        7,659
                                                                                        --------      -------
Cash and cash equivalents at end of period ........................................     $  5,108      $ 5,118
                                                                                        ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION:

    Prior to 1999, the results of the Company represented the activity of Visioneer, Inc., which marketed and sold hardware and software. On January 6, 1999, the Company sold its hardware business to Primax Electronics, Ltd. On March 2, 1999, the Company acquired Xerox Corporation's ScanSoft subsidiary and subsequently renamed the Company ScanSoft, Inc. On March 13, 2000, the Company acquired Caere Corporation ("Caere"). See "Caere Acquisition" note for specific information on the Caere acquisition.

    The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company" or "ScanSoft") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, except with respect to the adjustments made in relation to the Caere acquisition, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2000, and for the three and six months ended June 30, 2000 and 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the unaudited pro forma financial statements of the Caere acquisition included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 9, 2000.

    The results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or any future period.

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

BALANCE SHEET COMPONENTS:

    The following table summarizes key balance sheet components (in thousands):

                                                      JUNE 30,    DECEMBER 31,
                                                        2000          1999
                                                     ---------    ------------
          Inventory:
              Raw Materials........................    $  440       $   524
              Finished goods.......................       474           256
                                                       ------       -------
                                                       $  914       $   780
                                                       ======       =======
          Other current liabilities:
              Accrued compensation.................    $2,161       $   721
              Accrued restructuring................     2,720            --
              Accrued royalties....................       734           200
              Accrued taxes payable................       472           351
              Other current liabilities............       971           571
                                                       ------       -------
                                                       $7,058       $ 1,843
                                                       ======       =======

CAERE ACQUISITION:

    On March 13, 2000, the Company acquired Caere Corporation, a company that designs, develops and markets a range of optical character recognition software tools, for approximately $48.5 million in cash, 19.0 million shares of Common Stock of the Company, and the exchange of approximately 4.6 million employee stock options to purchase Common Stock of the Company in exchange for outstanding employee stock options of Caere. The common stock issued has been valued using the average quoted price of common stock for the period a few days preceding and the day of the consummation of the acquisition. The employee stock options were fair valued using the Black Scholes option pricing model. In addition, pursuant to a concurrent non-competition agreement and subject to certain other conditions, the Company agreed to pay the former President and CEO of Caere on the second anniversary of the merger the difference between $13.50 and the closing price of ScanSoft stock at that time, multiplied by the number of beneficial shares owned by the former executive. The value of this stock price guarantee at the date of acquisition was approximately $4.0 million and has been included in the total purchase price of the acquisition. Additionally, in conjunction with the acquisition, the Company incurred approximately $1.7 million of acquisition related costs. The purchase price of Caere, including acquisition costs, was $168.4 million, and was allocated to the assets acquired and liabilities assumed based on the fair value of Caere's current assets, property and equipment, and liabilities. The excess of the purchase price over the fair value of tangible assets acquired has been allocated to intangible assets (in-process research and development, core technology, developed technology, patents, favorable building lease, non-compete agreements and acquired workforce) acquired based on an independent appraisal.

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

The allocation of the purchase price was as follows (in thousands):

Property and equipment........................................     $  2,865
Current and other assets......................................       58,400
Liabilities assumed...........................................      (16,985)
Goodwill......................................................       61,095
Core technology...............................................       17,905
Developed technology..........................................       16,340
Other identified intangible assets............................       10,448
Acquired in-process research and development..................       18,291
                                                                   --------
                                                                   $168,359
                                                                   --------

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

    The values of the core technology, developed technology and acquired in-process technology were determined by a risk adjusted, discounted cash flow approach. The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from the sale of such products, discounting net cash flows back to their present values, and adjusting those results to reflect the projects' stages of completion. These include projects (primarily major version upgrades) in each of Caere's major products, including OmniPage, OmniForm, and PageKeeper. The discount rates used were 14% for developed technology, 19% for core technology, and 24% for in-process technology. The discount rate for in-process technology takes into consideration the Company's weighted average cost of capital adjusted for the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances, which could potentially impact the estimates described above.

    The average percentage of completion of the projects ranged from 50% to 67% at the date of the acquisition. Revenues were projected to be generated late in fiscal 2000 for each of the product versions in development at the acquisition date. If these projects are not successfully developed, future revenue and profitability of ScanSoft may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

The following identifies the intangible assets acquired in connection with Caere and respective lives (in thousands):

                                                           Amount        Life

Goodwill.............................................       61,095     6 Years
Core technology......................................       17,905     5 Years
Developed technology.................................       16,340     2 Years
Other identified intangible assets...................       10,448     2-5 Years
                                                          --------
                                                          $105,788

Other identified intangible assets consist of a non-compete agreement, acquired work force, a favorable building lease agreement, and patents on the Caere technology. These assets are being amortized over a period of 2, 3, 4 and 5 years, respectively.

During the three month period ended June 30, 2000, the Company, as a result of its restructuring wrote-off $1,074,000 of acquired work-force and $2,416,000 of a favorable building lease established as part of the identifiable intangible assets acquired from Caere. These assets were deemed to be impaired to the extent employees are to be terminated and facility space is to be vacated in connection with the June 2000 restructuring actions.

Pro forma Results (unaudited)

The following table reflects the unaudited pro forma results of operations of the Company assuming that the acquisition of Caere had occurred at the beginning of each fiscal period presented:

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                 -------------------    --------------------
                                 June 30,   June 30,    June 30,    June 30,
                                   2000       1999        2000        1999
                                 --------   --------    --------    --------
   Revenue....................   $ 13,975   $ 25,450    $ 27,437    $ 49,003
   Net loss...................    (16,028)    (3,253)    (38,610)    (12,502)
   Net loss per share.........      (0.35)     (0.07)      (0.84)      (0.29)

These unaudited pro forma results of operations include the write-off of the in-process research and development charge taken in the first quarter and restructuring and other charges taken in the second quarter. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the periods.

RESTRUCTURING AND OTHER CHARGES:

    In connection with the acquisition of Caere, the Company identified approximately 46 employees of Caere whose positions would be eliminated as part of the acquisition. These positions include 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the former president and CEO position of Caere was eliminated. As a result, the Company has established as part of the purchase, a restructuring reserve in the amount of $487,000 for the severance payments to employees, anticipated to be paid out over the next two quarters, and a restructuring reserve of $1,065,000 for the former president and CEO of Caere, whose severance and benefits will continue over the next 5 years.

    The Company is obligated to pay retention bonuses amounting to approximately $797,000 relating to key employees who will be used in the integration of the companies. These retention bonuses will be expensed as incurred and have not been included in the purchase price of the acquisition. Additionally, approximately 24 employees of Caere have voluntarily terminated their positions. The Company does not anticipate replacing those individuals.

    In June 2000, the Company committed to a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues. The process included a review of all potentially redundant functions and facilities. As part of this process, the Company determined it would be more cost effective to eliminate duplicative activities being performed in Los Gatos, California through relocating certain of these efforts to Peabody, Massachusetts and Budapest, Hungary. These activities consisted primarily of research and development, marketing, customer support and general and administrative functions. In light of this decision, the Company notified 71 employees that their positions would be eliminated as of June 30, 2000, of the 71 employees notified, 6 employees voluntarily terminated their employment and are not entitled to receive their severance benefits and accordingly, these employees were not included in the restructuring charge. The remaining 65 employee positions include 29 in research and development, 13 in general and administrative functions, and 23 in support and marketing. As a result, the Company has established a restructuring reserve in the amount of $1,069,000 for the severance payments to these employees, which is anticipated to be paid out over the next two quarters, and a restructuring reserve of $397,000 for exit costs to be incurred as a result of exiting the Los Gatos facility. Additionally, the Company wrote-off $3,490,000 of net intangible assets acquired as part of the Caere acquisition including the acquired work force amounting to $1,074,000 and a favorable building lease amounting to $2,416,000, which were impaired as a result of the restructuring.

    The Company is obligated to pay in the third quarter 2000 retention bonuses amounting to approximately $212,000 relating to key employees who will be used in the consolidation of the companies. These retention bonuses will be expensed as incurred and were not included in the restructuring charge.

The following table sets forth the 2000 restructuring reserve activity (in thousands):

                                                             EMPLOYEE     EXIT      INTANGIBLE
    Restructuring and other charges reserve                  RELATED      COSTS     ASSETS        TOTAL
--------------------------------------------------------------------------------------------------------
Restructuring reserve provided in March 2000 acquisition     $ 1,552                            $ 1,552
Restructuring and other charges                                1,069      $ 397      $3,490       4,956
Non-cash disposals                                                                   (3,490)     (3,490)
Cash payments                                                   (298)                              (298)

--------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                                      $ 2,323     $ 397      $  --      $ 2,720
--------------------------------------------------------------------------------------------------------


Restructuring charges of $346,000 in the first six months of 1999 relate to the acquisition of ScanSoft and the subsequent consolidation of research and development operations and the move of the Company's headquarters to Massachusetts, which resulted in the termination of 10 employees in California. The major components of these costs were approximately $188,000 in severance costs for the 10 employees and approximately $46,000 for disposed West Coast equipment. Also included was $82,000 in non-refundable commitments associated with the West Coast development team, as well as $30,000 in other exit costs. All such costs have been fully paid as of June 30, 2000.

    The Company has accounted for these items using the guidance established in SEC Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges" and Emerging Issues Task Force EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", and EITF No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination". Accordingly, only those items meeting the requirements of these pronouncements have been included in the restructuring and purchase price, respectively.

NET INCOME (LOSS) PER SHARE:

    Net income (loss) per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS No. 128). The following details the computation for basic and diluted income (loss) per share:


                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,
                                                  ---------------------     ----------------------
                                                    2000         1999         2000          1999
                                                  --------      -------     --------      --------
Net income (loss) ...........................     $(16,028)     $   823     $(39,965)     $ (3,201)
Basic:
Weighted average common shares outstanding ..       45,918       26,409       38,219        24,403
                                                  ========      =======     ========      ========
Net income (loss) per share .................     $  (0.35)     $  0.03     $  (1.05)     $  (0.13)
                                                  ========      =======     ========      ========
Diluted:
Weighted average common shares outstanding ..       45,918       26,409       38,219        24,403
Effect of diluted options and warrants ......           --        5,148           --            --
                                                  --------      -------     --------      --------
Weighted average common shares outstanding ..       45,918       31,557       38,219        24,403
                                                  ========      =======     ========      ========
Net income (loss) per share .................     $  (0.35)     $  0.03     $  (1.05)     $  (0.13)
                                                  ========      =======     ========      ========


BANK LINE OF CREDIT:

    On March 14, 2000, the Company entered into a one year Credit Agreement (the "Agreement") with a bank that consisted of a $10,000,000 revolving loan (the "Revolver"). Borrowings under the Revolver bear interest at the rate of one percent (1.0%) per annum above the Prime Rate. The maximum aggregate amount of borrowings outstanding at any one time is limited to the lesser of (a) the bank's total commitment and (b) the Borrowing Base. The Borrowing Base is equal to fifty percent (50%) of eligible accounts receivables for which invoices have been issued and are payable. As of June 12, 2000, the Agreement was amended to modify the total commitment by the bank from $10,000,000 to $5,000,000 and the Borrowing Base requirement was removed. At June 30, 2000, the Company had $4,750,000 of bank borrowings outstanding.

Pursuant to the Agreement, the Company is required to maintain certain financial and non-financial covenants, as defined, including certain earnings levels, liquidity ratios, restrictions on dividends and capital expenditures. Borrowings under the Agreement are secured by substantially all of the Company's assets. For the quarter ended June 30, 2000, the Company failed to comply with certain of its financial covenants and the bank has waived its requirement that the Company comply thereunder. In the present form, the financial covenants contained in the Agreement, may be difficult for the Company to meet going forward. The Company is in discussions with its leading institution to review the overall Agreement and make appropriate changes.

COMPREHENSIVE INCOME (LOSS)

Total comprehensive loss was $16.1 million and $40.0 million for the three and six months ended June 30, 2000, respectively. Comprehensive loss consists of net loss and the net changes in foreign currency translation adjustments. Total comprehensive income (loss) for the three and six months ended June 30, 1999 equaled net income (loss).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

    In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. SEC registrants may adopt a change in accounting principle no later than the first quarter of the fiscal year beginning after December 15, 1999 (January 1, 2000 for the Company). In June 2000, SAB 101B was issued by the SEC delaying the implementation date of SAB 101 to the fourth quarter of 2000. The Company is evaluating the impact of SAB 101 on its financial position and results of operations and will report the impact, if any, in the fourth quarter 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    Certain statements made in this report, as well as oral statements made by the Company from time to time, which are prefaced with words such as "expects", "anticipates", "believes", "projects", "intends", "plans" and similar words and other statements of similar sense, are forward looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances, which may or may not be in the Company's control and as to which there can be no firm assurance given.

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

OVERVIEW

    On January 15, 2000, we entered into an agreement to acquire Caere Corporation, a California based digital imaging software company. The acquisition was completed on March 13, 2000 and Caere was merged into a subsidiary of ScanSoft. As a result, ScanSoft has added the OmniPage and OmniForm family of products to its own product line. The acquisition was accounted for as a purchase and accordingly, the results of operations of Caere are included in the Company's financial statements as of the acquisition date. The Company's results of operations for the six-month period ended June 30, 2000, include a pre-tax charge of $18.3 million for the value of acquired in process research and development and amortization of $7.7 million related to intangible assets recorded as a result of the acquisition. On March 2, 1999, the Company acquired Xerox's ScanSoft subsidiary and renamed the Company ScanSoft, Inc. Many of the increases discussed below are related to the inclusion of ScanSoft's results for the entire six months in 2000 versus just four months in 1999, and to the inclusion of Caere since March 13, 2000.

    Our success in the future will depend on our ability to maintain software gross margins and increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. There can be no assurance that the market for our products will develop or that we will achieve market acceptance of our products. Despite experiencing several quarters of minor levels of profitability throughout our history, we have incurred annual net losses since inception. There can be no assurance that we will be able to reach quarterly profitability or attain annual profitability in the near future. As of June 30, 2000, we had an accumulated deficit of $123 million.

RESULTS OF OPERATIONS

    The following table presents, as a percentage of total revenue, certain selected financial data for the three and six months ended June 30, 2000 and June 30, 1999:


                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     ------------------     -------------------
                                                      2000        1999       2000        1999
                                                     ------       -----     ------       -----
Revenue:                                              100.0%      100.0%     100.0%      100.0%

Costs and expenses:
  Cost of revenue                                      29.2%      22.5%       30.5%       23.2%
  Research and development                             34.5%      21.1%       37.7%       23.2%
  Selling, general and admin                           62.8%      43.4%       66.4%       47.7%
  Restructuring and other charges                      35.5%       0.0%       23.2%        2.3%
  Gain on sale of hardware business, net                0.0%       0.0%        0.0%       (5.9)%
  Amortization of goodwill and other intangible
    Assets                                             50.8%       4.6%       42.1%        4.3%
  Acquired in-process research and development          0.0%       0.0%       85.5%       26.7%
                                                     ------       -----     ------       -----
Total costs and expenses                              212.7%      91.6%      285.4%      121.5%
                                                     ------       -----     ------       -----

Income (loss) from operations                        (112.7)%      8.4%     (185.4)%     (21.5)%

Other income/(expense), net                            (0.3)%     (0.6)%       0.0%       (0.5)%
                                                     ------       -----     ------       -----
Income (loss) before income taxes                    (113.0)%      9.0%     (185.4)%     (21.0)%

Provision for income taxes                             (1.7)%     (1.0)%      (1.4)%      (0.7)%
                                                     ------       -----     ------       -----
Net income (loss)                                    (114.7)%      8.0%     (186.8)%     (21.7)%
                                                     ------       -----     ------       -----


REVENUE

    Net revenue of $14.0 million for the three months ended June 30, 2000 increased by $3.7 million or 36%, from the comparable period in 1999. The primary increase in revenue was due to the acquisition of Caere Corporation on March 13, 2000. Although the growth in revenue occurred uniformly throughout the Company's channels of distribution, the most immediate impact was in the shrink-wrap distributor software sales, offset by a decline in OEM revenue. OEM and multi-user license revenue is anticipated to grow in future quarters as existing relationships are strengthened and new partnerships are formed.


    Revenue for the six months ended June 30, 2000 increased $6.6 million or 45% from the comparable period of 1999. During the first six months of 2000, the Company took several steps to take full advantage of a growing scanner and digital imaging market. The first was the previously mentioned acquisition of Caere and its product lines. In addition, PaperPort 7.0 was released in the latter half of the second quarter and TextBridge Pro Millenium Business Edition and the Developer's Kit2000 version 10.0 were also released during the second quarter. Lastly, the Company changed its method of estimating revenue reserves to more closely align reported revenues with end user purchases, resulting in a reduction of revenue of $3.7 million for the six months ended June 30, 2000.

    Net revenue by channel in the three months ended June 30, 2000 was 56% retail, 21% direct, and 23% OEM and multi-user licenses compared to 48%, 24% and 28%, respectively for the same period ended June 30, 1999. The net revenue breakdown for the six months ended June 30, 2000, was 46% retail, 22% direct, and 32% OEM and multi-user licenses, unchanged from the six months ended June 30, 1999.


COST OF REVENUE

    Cost of revenue consists primarily of material costs, third party royalties, fulfillment, and salaries for product support personnel. Cost of revenue for the three months ended June 30, 2000 was $4.1 million or 29.2% of revenue, compared to $2.3 million or 22.5% of revenue in the comparable period of 1999. The increase in cost of revenue of 76.9% is related to the increased revenue volume experienced by the Company subsequent to the acquisition of Caere, incremental support costs associated with duplicative support organizations and higher costs associated with redundant contracts of the combined organization. Cost of revenue for the six months ended June 30, 2000 was $6.5 million or 30.5% of revenue, compared to $3.4 million or 23.2% in the comparable period of 1999. The increase in cost of revenue of 90.0% is related to the increased revenue volume experienced by the Company subsequent to the acquisition of Caere, incremental support costs associated with duplicative support organizations and higher costs associated with redundant contracts of the combined organization.

    The Company anticipates that as a result of the restructuring actions taken during the second quarter, it will achieve approximately $1.3 million of annualized cost savings associated with a reduced support organization and consolidation of redundant operating contracts of the two organizations. The result of these cost savings initiatives should be realized starting in the third quarter 2000.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $4.8 million or 34.5% of revenue in the three months ended June 30, 2000, compared to $2.2 million or 21.1% of revenue for the same three months in 1999. Research and development costs for the six months ended June 30, 2000 were $8.0 million or 37.7% of revenue, compared to $3.4 million or 23.2% for the same period in 1999. The increase in research and development spending for both the three and six month periods is due to the added software engineering headcount from the acquisition of Caere on March 13, 2000.

    The Company anticipates that as a result of the restructuring actions taken during the second quarter, it will achieve approximately $3.1 million of annualized cost savings, net of incremental head count being added in Budapest Hungary and Peabody Massachusetts, starting in the fourth quarter 2000.

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

     Selling, general and administrative expenses in the three months ended June 30, 2000 were $8.8 million or 62.8% of revenue, as compared to $4.5 million or 43.4% of revenue for the same period in 1999. Selling, general and administrative expenses for the six months ended June 30, 2000 were $14.2 million or 66.4% of revenue, as compared to $7.0 million or 47.7% for the six months ended June 30, 1999. The increase in expenses is due in part from the acquisition of Caere, including costs associated with the acquisition, as well as growth in spending to support higher revenue.

    The Company anticipates that as a result of the restructuring actions taken during the second quarter, it will achieve approximately $5.3 million of annualized cost savings, net of incremental head count being added in Budapest Hungary and Peabody Massachusetts, starting in the fourth quarter 2000. Additionally, the Company anticipates annual facility related savings of approximately $1.0 million starting in the fourth quarter.


OTHER COSTS AND EXPENSES

RESTRUCTURING AND OTHER CHARGES:

    In connection with the acquisition of Caere, the Company identified approximately 46 employees of Caere whose positions would be eliminated as part of the acquisition. These positions include 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the former president and CEO position of Caere was eliminated. As a result, the Company has established as part of the purchase price a restructuring reserve in the amount of $487,000, for the severance payments to employees, anticipated to be paid out over the next two quarters, and a restructuring reserve of $1,065,000 for the president and CEO of Caere, whose severance and benefits will continue over the next 5 years.

    The Company is obligated to pay retention bonuses amounting to approximately $797,000 relating to key employees that will be used in the integration of the companies. These retention bonuses will be expensed as incurred and have not been included in the purchase price of the acquisition.

    As of June 30, 2000, the Company had paid approximately $298,000 relating to the acquisition related severance actions and had accrued approximately $763,000 for retention bonuses of which the Company paid $495,000.

    During the quarter ending June 30, 2000, the Company committed to a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues. The process included a review of all potentially redundant functions and facilities. As part of this process, the Company determined it would be more cost effective to eliminate duplicative activities being performed in Los Gatos, California through relocating certain efforts to Peabody, Massachusetts and Budapest, Hungary. These activities consisted primarily of research and development, marketing, customer support and general and administrative functions. In light of this decision, the Company notified 71 employees that their positions would be eliminated as of June 30, 2000, of the 71 employees notified, 6 employees voluntarily terminated their employment and will not be entitled to receive their severance benefits; accordingly, these employees were not included in the restructuring charge. The remaining 65 employee positions include 29 in research and development, 13 in general and administrative functions, and 23 in support and marketing. As a result, the Company has established a restructuring reserve in the amount of $1,069,000 for the severance payments to these employees, which is anticipated to be paid out over the next two quarters, and a restructuring reserve of $397,000 for exit costs to be incurred as a result of exiting the Los Gatos facility. As of June 30, 2000, no cash payments had been made relating to this restructuring. Additionally, the Company wrote-off $3,490,000 of net intangible assets acquired as part of the Caere acquisition, including the acquired work force amounting to $1,074,000 and a favorable building lease amounting to $2,416,000, which were impaired as a result of the restructuring. These restructuring actions should further reduce future operating expenses by approximately $10-$12 million on an annualized basis.

    The Company is obligated to pay in the third quarter 2000 retention bonuses amounting to approximately $212,000 relating to key employees who will be used in the consolidation of the companies. These retention bonuses will be expensed as incurred and were not included in the restructuring charge.

    Restructuring charges of $346,000 in the first six months of 1999 relate to the acquisition of ScanSoft, and the subsequent consolidation of research and development operations and the move of the Company's headquarters to Massachusetts, which resulted in the termination of 10 employees in California. The major components of these costs were approximately $188,000 in severance costs for the 10 employees and approximately $46,000 for disposed West Coast equipment. Also included was $82,000 in non-refundable commitments associated with the West Coast development team, as well as $30,000 in other exit costs. All such costs have been fully paid as of June 30, 2000.


AMORTIZATION OF INTANGIBLE ASSETS AND IN-PROCESS RESEARCH AND DEVELOPEMENT

    Goodwill and other intangible assets, and related amortization expense, primarily represent assets acquired in connection with the Caere acquisition. The amounts allocated to identifiable tangible and intangible assets associated with the Caere acquisition, including acquired in-process research and development, were based on the results of an independent appraisal. Goodwill represents the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquired in-process research and development represented development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount of $18.3 million was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition.

    The values of core technology, developed technology and acquired in-process technology were determined by a risk adjusted, discounted cash flow approach. The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from such projects, discounting net cash flows back to their present values, and adjusting those results to reflect the projects stages of completion. These include projects (primarily major version upgrades) in each of Caere's major products, including OmniPage, OmniForm, and PageKeeper. The discount rates used were 14% for developed technology, 19% for core technology and 24% for in-process technology. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances, which could potentially impact the estimates described above.

    The average percentage of completion of the projects ranged from 50% to 67% at the date of the acquisition. Revenues were projected to be generated late in fiscal 2000 for each of the product versions in development at the acquisition date. If these projects are not successfully developed, future revenue and profitability of ScanSoft may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

    As a result of the second quarter 2000 restructuring actions, certain intangible assets associated with the Caere acquisition were impaired. Accordingly, the Company wrote-off $3,490,000, of net intangible assets including the acquired workforce amounting to $1,074,000 and a favorable building lease amounting to $2,416,000. After consideration of these write-offs, the Company expects amortization of goodwill and other intangible assets to be reduced by $0.3 million to equal approximately $6.8 million on a quarterly basis.

GAIN ON SALE OF THE HARDWARE BUSINESS

    In the quarter ended March 31, 1999, the Company sold its hardware business to Primax Electronics, Ltd., for approximately $6.8 million and reported an operating gain of approximately $882,000.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term investments offset by interest incurred for borrowings under credit facilities and short-term notes and exchange gains and losses.

    Other expense, net was $35,000 for the three months ended June 30, 2000, compared with other income, net of $57,000 for the same period in 1999. The decrease was attributable to higher interest expense on larger bank borrowings. Other income (expense), net for the six months ended June 30, 2000 was zero, compared to $74,000 for the same period in 1999. This was the result of higher interest expense of $222,000, which was offset by interest income and foreign exchange gains for the six months ended June 30, 2000.

TAXATION

    Tax provisions of $238,000 and $308,000 for the three and six months ended June 30, 2000 respectively represent taxes for foreign and state jurisdictions in which the Company does business and no net operating loss carryforwards were available. For the same periods in 1999, we had a tax provision of $100,000, representing alternative minimum taxes due to our recorded losses.

    As part of the acquisition, the Company acquired deferred tax assets amounting to approximately $5,919,000, for which a full valuation allowance was initially recorded due to the uncertainty of their realization. In accordance with Financial Accounting Standards Board No. 109 "Accounting for Income Taxes" ("FAS 109"), the Company established a deferred tax liability associated with the non-deductible acquired intangibles assets excluding goodwill. As a result, the valuation allowance on the acquired Caere net deferred tax asset as well as a portion of the Company's valuation allowance on its existing net deferred tax assets was released. Also in accordance with FAS 109, this reduction in valuation allowance was accounted for in the purchase accounting and not the statement of operations during the period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2000, we had cash, cash equivalents and short-term investments of $5.2 million and a working capital deficit of $7.1 million, as compared to $5.2 million in cash, cash equivalents and short-term investments and $7.0 million of working capital at December 31, 1999.

    During the six months ended June 30, 2000, we used $5.1 million of cash for our operating activities, as compared to $3.2 million for the same period in 1999. The cash was used to fund payment of salary and personnel costs, and other normal operating costs.

    During the six month period ended June 30, 2000, cash provided by investing activities was $1.3 million as compared to $7.3 million for the same period in 1999. The decline is due primarily to $6.8 million that was received for the sale of the hardware business in 1999 and $1.2 million of cash received with the acquisition of ScanSoft, also in 1999. The Company also received $1.4 million of cash related to the acquisition of Caere in 2000.

    During the six months ended June 30, 2000, cash provided by financing activities was $3.8 million as compared to $6.6 million used for the same period in 1999. During the quarter ending June 30, 2000, the Company made an additional $1.8 million draw on our line of credit bringing the balance to $4.8 million at June 30, 2000. Additionally, during the six month period ended June 30, 2000, we made a $1.6 million payment of the note payable.

    Our principal sources of liquidity as of June 30, 2000 consisted of approximately $5.2 million of cash, cash equivalents and short-term investments. On March 13, 2000, we acquired Caere Corporation for approximately $168 million. The acquisition consideration consisted of $49 million in cash, $95 million in ScanSoft common stock and $24 million in stock compensation and other transaction costs. The cash consideration was paid out of Caere's cash balance of approximately $50 million. In addition, we have arranged a secured credit facility, as amended, for $5.0 million, subject to various borrowing constraints, which has been substantially utilized. Pursuant to the credit facility, the Company is required to maintain certain financial and non-financial covenants, as defined, including certain earnings levels, liquidity ratios, restrictions on dividends and capital expenditures. Borrowings under the facility are secured by substantially all of the Company's assets. For the quarter ended June 30, 2000, the Company failed to comply with certain of its financial covenants and the bank has waived its requirement that the Company comply thereunder. In the present form, the financial covenants contained in the facility, may be difficult for the Company to meet going forward. The Company is in discussions with its lending institution to review the overall facility and make appropriate changes.

     As a result of the restructuring events undertaken in the second quarter 2000, we anticipate achieving sufficient cost savings and expect to generate cash from operations during the fourth quarter 2000. Based upon these events and existing cash balances, we believe that our existing sources of liquidity will provide adequate cash to fund our operations for at least the next twelve months. However there can be no assurance that cash generated by operations will be sufficient to satisfy our liquidity requirements, and we may be required to sell additional equity or debt securities, or increase or obtain additional lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. It may be difficult to sell additional equity or obtain debt financing, and this could result in significant constraints on the Company's ongoing investments to grow revenue and develop new products.

FOREIGN OPERATIONS:

As a result of the Caere acquisition, in March 2000, the Company significantly increased its presence in Europe. The Company conducts certain business transactions in the euro, and will change its functional currencies for the affected countries to the euro by the end of the three-year transition period. The conversion to the euro has not and is not expected to have a significant operational impact or a material financial impact on the results of operations, financial position, or the liquidity of the Company's European businesses. Changes in the value of the euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenues and operating results. Currently, the Company does not hedge any of its foreign-currency denominated transactions.

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

    In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. SEC registrants may adopt a change in accounting principle no later than the first quarter of the fiscal year beginning after December 15, 1999 (January 1, 2000 for the Company). In June 2000, SAB 101B was issued by the SEC delaying the implementation date of SAB 101 to the fourth quarter of 2000. The Company is evaluating the impact of SAB 101 on its financial position and results of operations and will report the impact, if any, in the fourth quarter 2000.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2000, the Company held its Annual Meeting of Stockholders. At such meeting the following actions were voted upon:

(a) To elect a Board of eight (8) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified:

                DIRECTOR                 VOTES FOR              WITHHELD
                --------                 ---------              --------
     Michael K. Tivnan                   25,286,606             123,742
     Katharine A. Martin                 25,284,006             126,342
     Paul A. Ricci                       25,286,906             123,442
     Robert G. Teresi                    25,286,906             123,442
     J. Larry Smart                      25,286,906             123,442
     Robert J. Frankenberg               25,286,906             123,442
     Mark B. Myers                       25,286,906             123,442
     Anne M. Mulcahy                     25,315,856              94,492


(b) To approve the Company's Amended and Restated Certificate of Incorporation:

    VOTES FOR       VOTES AGAINST       ABSTAINED        BROKER NON-VOTES
    ---------       -------------       ---------        ----------------
    14,913,493         50,679            25,938             10,420,238


(c) To approve the Company's 2000 Stock Option Plan:

    VOTES FOR       VOTES AGAINST       ABSTAINED        BROKER NON-VOTES
    ---------       -------------       ---------        ----------------
    14,591,615         223,607           174,888            10,420,238


(d) To ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants for the period ending December 31, 2000:

    VOTES FOR       VOTES AGAINST        ABSTAINED
    ---------       -------------        ---------
    25,354,529         36,969             18,850


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

    (b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on August 11, 2000.

                                        SCANSOFT, INC.

                                        By: /s/ GERALD C. KENT JR.
                                            ---------------------------------
                                            Gerald C. Kent, Jr.
                                            Chief Accounting Officer
                                            And Corporate Controller

                                  EXHIBIT INDEX

Exhibits (numbered in accordance with Item 601 of Regulation S-K)


EXHIBIT
  NO.                                   DESCRIPTION OF EXHIBITS
-------                                 -----------------------

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

27.1       Financial Data Schedule.

(1) Incorporated by reference from the Registrant's Registration Statement on From S-4 (No. 333-70603) filed with the Commission on January 14, 1999.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-98356) filed with the Commission on October 19, 1995.

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-74343) filed with the Commission on March 12, 1999.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (No. 333-96487) filed with the Commission on February 9, 2000.

(5) Incorporated by reference from the Registrant's current Report on Form 8-K dated October 30, 1996.

(6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET, STATEMENT OF OPERATIONS AND STATEMENT OF CASH FLOWS INCLUDED IN THE COMPANY'S FORM 10-Q FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS AND THE NOTES THERETO.