Form 10-Q
period 2000-09-30
SCANSOFT INC
filed 2000-11-13
CIK 1002517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

     45,980,848 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of October 31, 2000

                                 SCANSOFT, INC.

                                    FORM 10-Q
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                           PAGE
        PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

        a) Consolidated Balance Sheets at September 30, 2000 and
             December 31, 1999.......................................        3

        b) Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and
             September 30, 1999......................................        4

        c) Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2000 and September 30, 1999.........        5

        d) Notes to Consolidated Financial Statements................        6

Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................       11

        PART II:  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders..........       20

Item 6. Exhibits and Reports on Form 8-K.............................       20

Signatures...........................................................       21

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    UNAUDITED




                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                2000              1999
                                                            -------------      ------------

                                   ASSETS
Current Assets:
     Cash and cash equivalents .........................    $       4,908     $       5,162
     Short-term investments ............................               62                62
     Accounts receivable, less allowances
       of $6,812 and $3,690, respectively ..............            4,543             7,713
     Inventory .........................................              781               780
     Deferred tax assets ...............................            3,650                --
     Prepaid expenses and other current assets .........            2,035             1,372
                                                            -------------     -------------
        Total current assets ...........................           15,979            15,089

Goodwill and other intangible assets, net ..............           99,485            12,987
Property and equipment, net ............................            3,698             1,546
Other assets ...........................................            1,015               360
                                                            -------------     -------------
TOTAL ASSETS ...........................................    $     120,177            29,982
                                                            =============     =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short term bank borrowings ........................    $       4,300     $          --
     Note payable ......................................               --             1,600
     Accounts payable ..................................            6,763             2,226
     Accrued sales and marketing expenses ..............            1,574             1,425
     Deferred revenue ..................................            1,030               964
     Other current liabilities .........................            6,752             1,843
                                                            -------------     -------------
        Total current liabilities ......................           20,419             8,058
                                                            -------------     -------------
Deferred revenue long-term .............................            2,557                --
                                                            -------------     -------------
Deferred tax liabilities ...............................            3,650                --
                                                            -------------     -------------
Stockholders' equity:
     Series B convertible preferred stock,
       15,000,000 shares authorized;
       3,562,238 issued and outstanding;
       liquidation value of $4,631 .....................            4,631             4,631
     Common stock, $0.001 par value;
       140,000,000 shares authorized;
       45,979,398 and 26,690,027 shares
       issued and outstanding, respectively ............               46                27
     Additional paid in capital ........................          219,207           100,397
     Accumulated deficit ...............................         (130,172)          (83,131)
     Accumulated other comprehensive loss ..............             (161)               --
                                                            -------------     -------------
        Total stockholders' equity .....................           93,551            21,924
                                                            -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............    $     120,177     $      29,982
                                                            =============     =============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED




                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                           ------------------       ------------------
                                                           2000          1999       2000          1999
                                                           ----          ----       ----          ----



Revenue .............................................    $ 13,638     $  8,210    $ 35,028     $ 22,986

Costs and expenses:
     Cost of revenue ................................       2,962        1,994       9,487        5,427
     Research and development .......................       3,830        1,717      11,884        5,140
     Selling, general and administrative ............       6,842        3,234      21,051       10,288
     Amortization of intangible assets ..............       6,787          655      15,799        1,288
     Restructuring and other charges ................          --           --       4,956          346
     Gain on sale of hardware business, net .........          --           --          --         (882)
     Acquired in-process research and development ...          --           --      18,291        3,944
                                                         --------     --------    --------     --------

Total costs and expenses ............................      20,421        7,600      81,468       25,551
                                                         --------     --------    --------     --------

Income (loss) from operations .......................      (6,783)         610     (46,440)      (2,565)

Other income (expense), net .........................        (257)          62        (257)         136
                                                         --------     --------    --------     --------

Income (loss) before income taxes ...................      (7,040)         672     (46,697)      (2,429)

Provision for income taxes ..........................          36          200         344          300
                                                         --------     --------    --------     --------

Net income (loss) ...................................    $ (7,076)    $    472    $(47,041)    $ (2,729)
                                                         ========     ========    ========     ========

Net income (loss) per share: basic ..................    $  (0.15)    $   0.02    $  (1.15)    $  (0.11)
                                                         ========     ========    ========     ========

Net income (loss) per share: diluted ................    $  (0.15)    $   0.01    $  (1.15)    $  (0.11)
                                                         ========     ========    ========     ========

Weighted average common shares: basic ...............      45,963       26,472      40,800       25,220
                                                         ========     ========    ========     ========

Weighted average common and common equivalent shares:
     diluted ........................................      45,963       31,937      40,800       25,220
                                                         ========     ========    ========     ========







        The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                2000         1999
                                                                                ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................................    $(47,041)    $ (2,729)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
     Depreciation and amortization .......................................         968          239
     Provision for accounts receivable allowances ........................      (3,467)       2,024
     Amortization of goodwill and other intangible assets ................      15,799        1,288
     Provision for impairment of intangible assets .......................       3,490           --
     Net gain on sale of hardware business ...............................          --         (882)
     Write off of acquired in-process research and development ...........      18,291        3,944
     Changes in assets and liabilities, net of effects from
       acquisitions of Caere, ScanSoft, and sale of hardware assets:
         Accounts receivable .............................................       8,075       (8,037)
         Inventory .......................................................         283         (122)
         Prepaid expenses and other assets ...............................        (493)          73
         Accounts payable and accrued expenses, accrued marketing,
           deferred revenue and other current liabilities.................        (588)       1,883
                                                                              --------     --------

Net cash used in operating activities ....................................      (4,683)      (2,319)
                                                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash acquired in connection with Caere acquisition ..................       1,419           --
     Capital expenditures for property and equipment .....................        (256)        (186)
     Net sales of short-term investments .................................          --          397
     Proceeds from sale of hardware business .............................          --        6,782
     Cash acquired in connection with ScanSoft acquisition ...............          --        1,211
     Cash used for Metacreations acquisition .............................          --       (1,669)
                                                                              --------     --------

Net cash provided by investing activities ................................       1,163        6,535
                                                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short term bank borrowings, net .....................................       4,300       (6,000)
     Payment of note payable .............................................      (1,600)          --
     Proceeds from the issuance of common stock, net .....................         655          118
     Repurchase of common stock ..........................................          --         (684)
                                                                              --------     --------

Net cash provided by (used in) financing activities ......................       3,355       (6,566)
                                                                              --------     --------

Effects of exchange rate changes on cash and cash equivalents ............         (89)          --
                                                                              --------     --------

Net decrease in cash and cash equivalents ................................        (254)      (2,350)
Cash and cash equivalents at beginning of period .........................       5,162        7,659
                                                                              --------     --------
Cash and cash equivalents at end of period ...............................    $  4,908     $  5,309
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

    The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company" or "ScanSoft") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, except with respect to the adjustments made in relation to the Caere acquisition, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the unaudited pro forma financial statements of the Caere acquisition included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 9, 2000.

    The results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or any future period.

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

BALANCE SHEET COMPONENTS:

    The following table summarizes key balance sheet components (in thousands):


                                               SEPTEMBER 30,  DECEMBER 31,
                                                   2000           1999
                                               ------------   ------------
    Inventory:
          Raw Materials ......................   $  521          $  524
          Finished goods .....................      260             256
                                                 ------          ------
                                                 $  781          $  780
                                                 ======          ======
    Other current liabilities:
          Accrued compensation ...............   $1,944          $  721
          Accrued restructuring ..............    2,383              --
          Accrued royalties ..................      801             200
          Accrued taxes payable ..............      280             351
          Other current liabilities ..........    1,344             571
                                                 ------          ------
                                                 $6,752          $1,843
                                                 ======          ======


CAERE ACQUISITION:

    On March 13, 2000, the Company acquired Caere Corporation, a company that designed, developed and marketed a range of optical character recognition software tools, for approximately $48.5 million in cash, 19.0 million shares of Common Stock of the

Company, and the exchange of approximately 4.6 million employee stock options to purchase Common Stock of the Company in exchange for outstanding employee stock options of Caere. The common stock issued has been valued using the average quoted price of common stock for the period a few days preceding and the day of the consummation of the acquisition. The employee stock options were fair valued using the Black Scholes option pricing model. In addition, pursuant to a concurrent non-competition agreement and subject to certain other conditions, the Company agreed to pay the former President and CEO of Caere on the second anniversary of the merger the difference between $13.50 and the closing price of ScanSoft stock at that time, multiplied by the number of beneficial shares owned by the former executive. The value of this stock price guarantee at the date of acquisition was approximately $4.0 million and has been included in the total purchase price of the acquisition. Additionally, in conjunction with the acquisition, the Company incurred approximately $1.7 million of acquisition related costs. The purchase price of Caere, including acquisition costs, was $168.4 million, and was allocated to the assets acquired and liabilities assumed based on the fair value of Caere's current assets, property and equipment, and liabilities. The excess of the purchase price over the fair value of tangible assets acquired has been allocated to intangible assets (in-process research and development, core technology, developed technology, patents, favorable building lease, non-compete agreements and acquired workforce) acquired based on an independent appraisal.

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

The allocation of the purchase price was as follows (in thousands):

        Property and equipment..........................     $  2,865
        Current and other assets........................       58,400
        Liabilities assumed.............................      (16,985)
        Goodwill........................................       61,095
        Core technology.................................       17,905
        Developed technology............................       16,340
        Other identified intangible assets..............       10,448
        Acquired in-process research and development....       18,291
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

The following identifies the intangible assets acquired in connection with Caere and respective lives (in thousands):

                                                      AMOUNT          LIFE
                                                      ------          ----

       Goodwill...............................        61,095        6 Years
       Core technology........................        17,905        5 Years
       Developed technology...................        16,340        2 Years
       Other identified intangible assets.....        10,448        2-5 Years
                                                    --------
                                                    $105,788

Other identified intangible assets consist of a non-compete agreement, acquired work force, a favorable building lease agreement, and patents on the Caere technology. These assets are being amortized over a period of 2, 3, 4 and 5 years, respectively.

During the quarter ended June 30, 2000, the Company, as a result of its restructuring wrote-off $1,074,000 of acquired work-force and $2,416,000 of a favorable building lease established as part of the identifiable intangible assets acquired from Caere. These assets were deemed to be impaired to the extent employees are to be terminated and facility space is to be vacated in connection with the June 2000 restructuring actions.

Pro forma Results (unaudited)

The following table reflects the unaudited pro forma results of operations of the Company assuming that the acquisition of Caere had occurred at the beginning of each fiscal period presented:



                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                              -------------------------------   ----------------------------
                              SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                 2000              1999             2000           1999
                              -------------     -------------   -------------  -------------

      Revenue ............      $ 13,638         $ 19,050         $ 41,075         $ 68,053
      Net loss ...........        (7,076)          (5,191)         (45,686)         (35,984)
      Net loss per share..         (0.15)           (0.11)           (0.94)           (0.81)


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


RESTRUCTURING AND OTHER CHARGES:

    In connection with the acquisition of Caere, the Company identified approximately 46 employees of Caere whose positions would be eliminated immediately as part of the acquisition. These positions include 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the former president and CEO position of Caere was eliminated. As a result, the Company has established as part of the purchase, a restructuring reserve in the amount of $487,000 for the severance payments to employees, anticipated to be paid out over the fourth quarter, and a restructuring reserve of $1,065,000 for the former president and CEO of Caere, whose severance and benefits will continue over the next 5 years.

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

    In June 2000, the Company committed to a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues. The process included a review of all potentially redundant functions and facilities. As part of this process, the Company determined it would be more cost effective to eliminate duplicative activities being performed in Los Gatos, California through relocating certain of these efforts to Peabody, Massachusetts and Budapest, Hungary. These activities consisted primarily of research and development, marketing, customer support and general and administrative functions. In light of this decision, the Company notified 71 employees that their positions would be eliminated as of June 30, 2000. Of the 71 employees notified, 6 employees voluntarily terminated their employment and were not entitled to receive their severance benefits and accordingly, these employees are not included in the restructuring charge. The remaining 65 employee positions include 29 in research and development, 13 in general and administrative functions, and 23 in support and marketing. As a result, in the second quarter of 2000, the Company recorded a restructuring charge in the amount of $1,069,000 for the severance payments to these employees and a restructuring charge of $397,000 for exit costs to be incurred as a result of exiting the Los Gatos facility. Additionally, the Company wrote-off $3,490,000 of net intangible assets acquired as part of the Caere acquisition including the acquired work force amounting to $1,074,000 and a favorable building lease amounting to $2,416,000, which were impaired as a result of the restructuring.

    The Company is obligated to pay retention bonuses amounting to approximately $212,000 relating to key employees who will be used to complete the restructuring of the company. These amounts are charged to expense as incurred.

    During the nine months ended September 30, 2000, the Company paid $635,000 in severance related payments related to the restructuring activities. Additionally, the Company paid $761,000 relating to retention bonuses for the nine-month period ending September 30, 2000.

The following table sets forth the 2000 restructuring reserve activity (in thousands):

                                                                          EMPLOYEE      EXIT      INTANGIBLE
      RESTRUCTURING AND OTHER CHARGES RESERVE                              RELATED      COSTS       ASSETS     TOTAL
--------------------------------------------------------------------------------------------------------------------
Restructuring reserve provided in March 2000 acquisition                    $ 1,552                            $ 1,552
Restructuring and other charges for June 2000 restructuring                   1,069     $   397     $ 3,490      4,956
Non-cash disposals                                                                                   (3,490)    (3,490)
Cash payments                                                                  (635)                              (635)
------------------------------------------------------------------------    -------     -------     -------    -------
Balance at June 30, 2000                                                    $ 1,986     $   397     $    --    $ 2,383
------------------------------------------------------------------------    -------     -------     -------    -------

Restructuring charges of $346,000 in the first nine months of 1999 relate to the acquisition of Xerox's ScanSoft Subsidiary and the subsequent consolidation of research and development operations and the move of the Company's headquarters to Massachusetts, which resulted in the termination of 10 employees in California. The major components of these costs were approximately $188,000 in severance costs for the 10 employees and approximately $46,000 for disposed West Coast equipment. Also included was $82,000 in non-refundable commitments associated with the West Coast development team, as well as $30,000 in other exit costs. All such costs have been fully paid as of September 30, 2000.

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

NET INCOME (LOSS) PER SHARE:

    Net income (loss) per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS No. 128). The following details the computation for basic and diluted income (loss) per share:


                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                              --------------------     -------------------
                                                 2000         1999        2000        1999
                                                 ----         ----        ----        ----
Net income (loss) ........................    $ (7,076)    $    472    $(47,041)    $ (2,729)
Basic:
Weighted average common shares
 outstanding..............................      45,963       26,472      40,800       25,220
                                              ========     ========    ========     ========
Net income (loss) per share ..............    $  (0.15)    $   0.02    $  (1.15)    $  (0.11)
                                              ========     ========    ========     ========
Diluted:
Weighted average common shares
 outstanding..............................      45,963       26,472      40,800       25,220
Effect of diluted options and warrants ...          --        5,465          --           --
                                              --------     --------    --------     --------
Weighted average common shares
 outstanding..............................      45,963       31,937      40,800       25,220
                                              ========     ========    ========     ========
Net income (loss) per share ..............    $  (0.15)    $   0.01    $  (1.15)    $  (0.11)
                                              ========     ========    ========     ========

BANK LINE OF CREDIT:

    On March 14, 2000, the Company entered into a one year Credit Agreement (the "Agreement") with its financial institution that consisted of a $10,000,000 revolving loan (the "Revolver"). Borrowings under the Revolver bear interest at the rate of one percent (1.0%) per annum above the Prime Rate. The maximum aggregate amount of borrowings outstanding at any one time is limited to the lesser of (a) the bank's total commitment and (b) the Borrowing Base. The Borrowing Base is equal to fifty percent (50%) of eligible accounts receivables for which invoices have been issued and are payable. As of June 12, 2000, the Agreement was amended to modify the total commitment by the bank from $10,000,000 to $5,000,000 and the Borrowing Base requirement was removed. At September 30, 2000, the Company had $4,300,000 of bank borrowings outstanding, which reflects a pay-down of $450,000.

Pursuant to the Agreement, the Company is required to maintain certain financial and non-financial covenants, including certain earnings levels, liquidity ratios, restrictions on dividends and capital expenditures. Borrowings under the Agreement are secured by substantially all of the Company's assets. For the quarter ended September 30, 2000, the Company failed to comply with certain of its financial covenants and the bank has waived its requirement that the Company comply thereunder. On October 18, 2000, the Company amended the Agreement with its lending institution to waive all financial covenants until December 29, 2000, at which time the lending institution has agreed to negotiate new, less restrictive financial covenants. In conjunction with this amendment the interest rate was increased by one percent (1.0%) to two percent (2.0%) per annum above the Prime Rate, and the Company agreed not to re-borrow amounts that had been repaid. Additionally, the maturity date of the line of credit was extended from March 12, 2001 until September 30, 2001, and a gradual pay-down schedule was agreed to. Our ability to meet future financial covenants is contingent upon the lending institution's willingness to negotiate appropriate financial covenants for the Company.

COMPREHENSIVE INCOME (LOSS)

Total comprehensive loss was $7.0 million and $47.0 million for the three and nine months ended September 30, 2000, respectively. Comprehensive loss consists of net loss and the net changes in foreign currency translation adjustments. Total comprehensive income (loss) for the three and nine months ended September 30, 1999 equaled net income (loss).

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In June 1999, SFAS 137,

"Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued. In June 2000, SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" was issued. SFAS 138 does not amend any of the fundamental concepts of Statement 133, but does address a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133, as amended by SFAS 137 and SFAS 138, remains effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.



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

OVERVIEW

    On January 15, 2000, we entered into an agreement to acquire Caere Corporation, a California based digital imaging software company. The acquisition was completed on March 13, 2000 and Caere was merged into a subsidiary of ScanSoft. As a result, ScanSoft has added the OmniPage and OmniForm family of products to its own product line. The acquisition was accounted for as a purchase and accordingly, the results of operations of Caere are included in the Company's financial statements as of the acquisition date. The Company's results of operations for the nine-month period ended September 30, 2000, include a pre-tax charge of $18.3 million for the value of acquired in process research and development and amortization of $7.7 million related to intangible assets recorded as a result of the acquisition. On March 2, 1999, the Company acquired Xerox's ScanSoft subsidiary and renamed the Company ScanSoft, Inc. Many of the increases discussed below are related to the inclusion of ScanSoft's results for the entire nine months in 2000 versus just seven months in 1999, and to the inclusion of Caere since March 13, 2000.

    Our success in the future will depend on our ability to maintain software gross margins and increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. There can be no assurance that the market for our products will develop or that we will achieve market acceptance of our products. Despite experiencing several quarters of minor levels of profitability throughout our history, we have incurred annual net losses since inception. There can be no assurance that we will be able to reach quarterly profitability or attain annual profitability in the near future. As of September 30, 2000, we had an accumulated deficit of $130 million.

RESULTS OF OPERATIONS

    The following table presents, as a percentage of total revenue, certain selected financial data for the three and nine months ended September 30, 2000 and September 30, 1999:


                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                     ------------------    -----------------
                                                      2000       1999       2000      1999
                                                      ----       ----       ----      ----

Revenue:                                             100.0%     100.0%     100.0%     100.0%

Costs and expenses:
  Cost of revenue                                     21.7%      24.3%      27.1%      23.6%
  Research and development                            28.1%      20.9%      33.9%      22.4%
  Selling, general and admin                          50.1%      39.4%      60.1%      44.8%
  Restructuring and other charges                      0.0%       0.0%      14.2%       1.5%
  Gain on sale of hardware business, net               0.0%       0.0%       0.0%      (3.8)%
  Amortization of goodwill and other intangible
    Assets                                            49.8%       8.0%      45.1%       5.6%
  Acquired in-process research and development         0.0%       0.0%      52.2%      17.1%
                                                     -----      -----     ------      -----
Total costs and expenses                             149.7%      92.6%     232.6%     111.2%
                                                     -----      -----     ------      -----

Income (loss) from operations                        (49.7)%      7.4%    (132.6)%    (11.2)%

Other income/(expense), net                           (1.9)%      0.8%      (0.7)%      0.6%
                                                     -----      -----     ------      -----
Income (loss) before income taxes                    (51.6)%      8.2%    (133.3)%    (10.6)%

Provision for income taxes                            (0.3)%     (2.4)%     (0.9)%     (1.3)%
                                                     -----      -----     ------      -----
Net income (loss)                                    (51.9)%      5.8%    (134.2)%    (11.9)%
                                                     -----      -----     ------      -----


REVENUE

    Net revenue of $13.6 million for the three months ended September 30, 2000 increased by $5.4 million or 66%, from the comparable period in 1999. The primary increase in revenue was due to the acquisition of Caere Corporation on March 13, 2000. Revenue growth occurred primarily from increased software sales through retail channels while growth to a lesser extent also occurred in the Direct and OEM channels of distribution. OEM license revenue is anticipated to grow in future quarters as existing relationships are strengthened and new partnerships are formed. During the quarter the Company announced a worldwide OEM agreement to bundle its software with the Hewlett Packard (HP) HP ScanJet 6300C Professional Series Scanners.

    Revenue for the nine months ended September 30, 2000 increased $12.0 million or 52% from the comparable period of 1999. During the first nine months of 2000, the Company took several steps to take full advantage of a growing scanner and digital imaging market. The first was the previously mentioned acquisition of Caere and its product lines. In addition, PaperPort 7.0 was released in the latter half of the second quarter and TextBridge Pro Millenium Business Edition and the Developer's Kit2000 version 10.0 were also released during the second quarter. This was offset by a change in the Company's method of estimating revenue reserves to more closely align reported revenues with end user purchases, resulting in a reduction of revenue of $3.7 million for the nine months ended September 30, 2000.

    Net revenue by channel in the three months ended September 30, 2000 was 55% retail, 15% direct, and 30% OEM and multi-user licenses compared to 41%, 16% and 43%, respectively for the same period ended September 30, 1999. The net revenue breakdown for the nine months ended September 30, 2000, was 51% retail, 19% direct, and 30% OEM and multi-user licenses compared to 46%, 18% and 36%, respectively for the same period ended September 30, 1999. The decline in OEM revenue percent for both the three and nine months ended September 30, 2000, was a result of Caere's much lower OEM revenue percentage relative to ScanSoft's.

COST OF REVENUE

    Cost of revenue consists primarily of material costs, third party royalties, fulfillment, and salaries for product support personnel. Cost of revenue for the three months ended September 30, 2000 was $3.0 million or 21.7% of revenue, compared to $2.0 million or 24.3% of revenue in the comparable period of 1999, an increase in cost of revenue of 48.5%. Cost of revenue for the nine months ended September 30, 2000 was $9.5 million or 27.1% of revenue, compared to $5.4 million or 23.6% in the comparable period of 1999, an increase in cost of revenue of 74.8%. The increase in cost of revenue for both the three and nine month periods are related to the increased revenue volume experienced by the Company subsequent to the acquisition of Caere, incremental support costs associated with duplicative support organizations and higher costs associated with redundant contracts of the combined organization.

    The Company anticipates that as a result of the restructuring actions taken during the second quarter, it will achieve approximately $1.3 million of annualized cost savings associated with a reduced support organization and consolidation of redundant operating contracts of the two organizations. The Company realized expense reductions of approximately $1.1 million in the third quarter compared to the three months ended June 30, 2000. These cost savings were attributed to synergies achieved from the combined entities as well as the restructuring initiated in the second quarter.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $3.8 million or 28.1% of revenue in the three months ended September 30, 2000, compared to $1.7 million or 20.9% of revenue for the same three months in 1999. Research and development costs for the nine months ended September 30, 2000 were $11.9 million or 33.9% of revenue, compared to $5.1 million or 22.4% for the same period in 1999. The increase in research and development spending for both the three and nine month periods is due to the added software engineering headcount from the acquisition of Caere on March 13, 2000.

    The Company anticipates that, as a result of the restructuring actions taken during the second quarter, it will achieve approximately $3.1 million of annualized cost savings, net of incremental head count being added in Budapest Hungary and Peabody Massachusetts, starting in the fourth quarter 2000. For the three-month period ending September 30, 2000, the Company realized approximately $1.0 million in cost savings compared to the three-month period ending June 30, 2000. These cost savings were directly related to the restructuring activities initiated in the second quarter, as well as the headcount reductions that occurred during the second quarter in connection with the acquisition of Caere.

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

    Selling, general and administrative expenses in the three months ended September 30, 2000 were $6.8 million or 50.1% of revenue, as compared to $3.2 million or 39.4% of revenue for the same period in 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $21.1 million or 60.1% of revenue, as compared to $10.3 million or 44.8% for the nine months ended September 30, 1999. The increase in expenses is due primarily from the acquisition of Caere, including costs associated with the acquisition, as well as growth in spending to support higher revenue.

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

      For the three-month period ending September 30, 2000, the Company realized approximately $1.9 million reduction in SG&A expense compared to the three-month period ending June 30, 2000. This reduction was from the restructuring initiated in the second quarter, tighter expense control and the postponement of marketing communications until the fourth quarter, as well as the headcount reductions that occurred during the second quarter in connection with the acquisition of Caere, and the reclassification of former Caere support costs from SG&A to Cost of revenue.

OTHER COSTS AND EXPENSES

RESTRUCTURING AND OTHER CHARGES:

    In connection with the acquisition of Caere, the Company identified approximately 46 employees of Caere whose positions were eliminated immediately as part of the acquisition. These positions included 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the former president and CEO position of Caere was eliminated. As a result, the Company established as part of the purchase price a restructuring reserve in the amount of $487,000, for the severance payments to employees, anticipated to be paid out in the fourth quarter, and a restructuring reserve of $1,065,000 for the president and CEO of Caere, whose severance and benefits will continue over the next 5 years.

    The Company is obligated to pay retention bonuses amounting to approximately $797,000 relating to key employees that will be used in the integration of the companies. These retention bonuses will be expensed as incurred and have not been included in the purchase price of the acquisition.

    During the quarter ending June 30, 2000, the Company committed to a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues. The process included a review of all potentially redundant functions and facilities. As part of this process, the Company determined it would be more cost effective to eliminate duplicative activities being performed in Los Gatos, California through relocating certain efforts to Peabody, Massachusetts and Budapest, Hungary. These activities consisted primarily of research and development, marketing, customer support and general and administrative functions. In light of this decision, the Company notified 71 employees that their positions would be eliminated as of June 30, 2000, of the 71 employees notified, 6 employees voluntarily terminated their employment and were not entitled to receive their severance benefits; accordingly, these employees are not included in the restructuring charge. The remaining 65 employee positions include 29 in research and development, 13 in general and administrative functions, and 23 in support and marketing. As a result, the Company has established a restructuring charge in the amount of $1,069,000 for the severance payments to these employees, which is anticipated to be paid out in the fourth quarter, and a restructuring charge of $397,000 for exit costs to be incurred as a result of exiting the Los Gatos facility. Additionally, the Company wrote-off $3,490,000 of net intangible assets acquired as part of the Caere acquisition, including the acquired work force amounting to $1,074,000 and a favorable building lease amounting to $2,416,000, which were impaired as a result of the restructuring. These restructuring actions should further reduce future operating expenses by approximately $10 million on an annualized basis.

    The Company is obligated to pay retention bonuses amounting to approximately $212,000 for key employees who will be used in the consolidation of the companies. These amounts are charged to expense as incurred.

    During the nine months ended September 30, 2000, the Company paid $635,000 in severance related payments related to the restructuring activities. Additionally, the Company paid $761,000 relating to retention bonuses for the nine-month period ending September 30, 2000.

    Restructuring charges of $346,000 in the first nine months of 1999 relate to the acquisition of ScanSoft, and the subsequent consolidation of research and development operations and the move of the Company's headquarters to Massachusetts, which resulted in the termination of 10 employees in California. The major components of these costs were approximately $188,000 in severance costs for the 10 employees and approximately $46,000 for disposed West Coast equipment. Also included was $82,000 in non-refundable commitments associated with the West Coast development team, as well as $30,000 in other exit costs. All such costs have been fully paid as of September 30, 2000.

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

    As a result of the second quarter 2000 restructuring actions, certain intangible assets associated with the Caere acquisition were impaired. Accordingly, the Company wrote-off $3,490,000 of net intangible assets including the acquired workforce amounting to $1,074,000 and a favorable building lease amounting to $2,416,000. After consideration of these write-offs, the Company expects amortization of goodwill and other intangible assets to be reduced by $0.3 million to equal approximately $6.8 million on a quarterly basis.

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

    Other expense, net was $257,000 for the three months ended September 30, 2000, compared with other income, net of $62,000 for the same period in 1999. The decrease was attributable to higher interest expense on larger bank borrowings and foreign exchange losses. Other expense, net for the nine months ended September 30, 2000 was $257,000, compared to other income of $136,000 for the same period in 1999. This was the result of higher interest expense associated with amounts borrowed under the line of credit, for the nine months ended September 30, 2000.

TAXATION

    Tax provisions of $36,000 and $344,000 for the three and nine months ended September 30, 2000 respectively represent taxes for foreign and state jurisdictions in which the Company does business and for which no net operating loss carryforwards were available. For the same periods in 1999, we had a tax provision of $200,000, and $300,000 respectively, representing alternative minimum taxes due to our recorded losses.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, we had cash, cash equivalents and short-term investments of $5.0 million and a working capital deficit of $4.4 million, as compared to $5.2 million in cash, cash equivalents and short-term investments and $7.0 million of working capital at December 31, 1999.

    During the nine months ended September 30, 2000, we used $4.7 million of cash for our operating activities, as compared to $2.3 million for the same period in 1999. The cash was used to fund payment of restructuring salary and personnel costs, and other normal operating costs.

    During the nine month period ended September 30, 2000, cash provided by investing activities was $1.2 million as compared to $6.5 million for the same period in 1999. The decline is due primarily to $6.8 million that was received for the sale of the hardware business in 1999 and $1.2 million of cash received with the acquisition of ScanSoft, also in 1999. The Company also received $1.4 million of cash related to the acquisition of Caere in 2000.

    During the nine months ended September 30, 2000, cash provided by financing activities was $3.4 million as compared to $6.6 million used for the same period in 1999. During the nine months ending September 30, 2000, the Company made an additional draw of $4.8 million and made payments of $0.5 million on our line of credit bringing the balance to $4.3 million at September 30, 2000. Additionally, during the nine month period ended September 30, 2000, we repaid the $1.6 million note payable. The Company also received $0.7 million from proceeds from stock option exercises and the employee stock purchase plan for the nine months ended September 30, 2000. This compares to $0.1 million for the same period in 1999.

    Our principal sources of liquidity as of September 30, 2000 consisted of approximately $5.0 million of cash, cash equivalents and short-term investments. On March 13, 2000, we acquired Caere Corporation for approximately $168 million. The acquisition consideration consisted of $49 million in cash, $95 million in ScanSoft common stock and $24 million in stock compensation and other transaction costs. The cash consideration was paid out of Caere's cash balance of approximately $50 million. In addition, we have arranged a secured credit facility, as amended, for $5.0 million, subject to various borrowing constraints, which has been substantially utilized. Pursuant to the credit facility, the Company is required to maintain certain financial and non-financial covenants, as defined, including certain earnings levels, liquidity ratios, restrictions on dividends and capital expenditures. Borrowings under the facility are secured by substantially all of the Company's assets. For the quarter ended September 30, 2000, the Company failed to comply with certain of its financial covenants and the bank has waived its requirement that the Company comply thereunder. On October 18, 2000, the Company amended the credit agreement with its lending institution to waive all financial covenants until December 29, 2000, at which time the lending institution has agreed to negotiate new, less restrictive financial covenants. In conjunction with this amendment the interest rate was increased by one percent (1.0%) to two percent (2.0%) per annum above the Prime Rate, and the Company agreed not to re-borrow amounts that had been repaid. Additionally, the maturity date of the line of credit was extended from March 12, 2001 until September 30, 2001, and a gradual pay-down schedule was agreed to. Our ability to meet future financial covenants is contingent upon the lending institutions willingness to negotiate appropriate financial covenants for the Company.

    As a result of the restructuring events undertaken in the second quarter 2000, we anticipate achieving sufficient cost savings and expect to generate cash from operations during the fourth quarter 2000. Based upon these events and existing cash balances, we believe that our existing sources of liquidity will provide adequate cash to fund our operations for at least the next twelve months. However there can be no assurance that cash generated by operations will be sufficient to satisfy our liquidity requirements beyond 12 months, and we may be required to sell additional equity or debt securities, or increase or obtain additional lines of credit. There can be no assurances that the Company will be able to sell debt or equity securities or obtain financing sufficient to continue its planned operations on terms acceptable to the Company.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In June 1999, SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued. In June 2000, SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" was issued. SFAS 138 does not amend any of the fundamental concepts of Statement 133, but does address a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133, as amended by SFAS 137 and SFAS 138, remains effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.


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

     (a) None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on November 13, 2000.

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

2.2(2) Agreement and Plan of Reorganization, dated January 15, 2000, by and among ScanSoft, Inc., a Delaware corporation, Scorpion Acquisitions Corporation, a Delaware corporation and a wholly-owned subsidiary of ScanSoft, and Caere Corporation, a Delaware corporation.

3.2(3)     Bylaws of Registrant

3.2(4)     Amended and Restated Certificate of Incorporation of Registrant.

4.1(4)     Specimen Common Stock Certificate.

4.2(5) Preferred Shares Rights Agreement, dated as of October 23, 1996, between the Registrant and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.



4.3(6) Voting Agreement dated March 2, 1999 between Xerox, Xerox Imaging Systems, Inc., Visioneer, Inc. and several holders of Visioneer common stock.

10.1 Employment Agreement dated August 21, 2000, by and between ScanSoft, Inc. and Paul A. Ricci.

10.2 Employment Agreement dated August 21, 2000, by and between ScanSoft, Inc. and Michael K. Tivnan.

27.1       Financial Data Schedule.

-------------

(1) Incorporated by reference from the Registrant's Registration Statement on From S-4 (No. 333-70603) filed with the Commission on January 14, 1999.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (No. 333-96487) filed with the Commission on February 9, 2000.

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-98356) filed with the Commission on October 19, 1995.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-74343) filed with the Commission on March 12, 1999.

(5) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (No. 333-96487) filed with the Commission on February 9, 2000.

(6) Incorporated by reference from the Registrant's current Report on Form 8-K dated October 30, 1996.