Form 10-K405
period 2000-12-31
SCANSOFT INC
filed 2001-04-02
CIK 1002517

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 0-27038

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $36,043,155.83 as of March 26, 2001, based on $0.7813 per share, the last reported sales price on the Nasdaq National Market for such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of March 26, 2001 was 46,132,287.

                      DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SCANSOFT, INC.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
  Item 1.        BUSINESS....................................................     1
  Item 2.        PROPERTIES..................................................    12
  Item 3.        LEGAL PROCEEDINGS...........................................    12
  Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    12
PART II
  Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.........................................    13
  Item 6.        SELECTED FINANCIAL DATA.....................................    13
  Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS
                 OF OPERATIONS...............................................    14
  Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK........................................................    24
  Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    24
  Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND
                 FINANCIAL
                 DISCLOSURE..................................................    53
PART III
  Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    53
  Item 11.       EXECUTIVE COMPENSATION......................................    56
  Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT..................................................    58
  Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    59
PART IV
  Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.........................................................    59

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

     On March 13, 2000, ScanSoft acquired Caere Corporation ("Caere"). Caere designed, developed, manufactured and marketed a range of OCR software tools.

     ScanSoft, Inc. is a leading provider of digital imaging software products for retail, OEM and corporate markets. ScanSoft's products capture and convert paper documents and photos into digital documents and images, and enhance a user's ability to organize and share digital documents and images in the office, at home and on the Internet. Generally, ScanSoft's products are based on proprietary or patented optical character recognition ("OCR") and/or image processing technologies designed to address the needs of a broad group of users ranging from consumers and small office to medium-sized businesses and large corporations.

     ScanSoft maintains executive offices and principal facilities at 9 Centennial Drive, Peabody, MA 01960. Our telephone number is (978) 977-2000. We maintain a World Wide Web site at www.scansoft.com. When we refer to "we" or "ScanSoft" or "the Company" in this Form 10-K, we mean the current Delaware corporation (ScanSoft, Inc.), as well as all of our consolidated subsidiaries.

                               ]BUSINESS OVERVIEW

SCANSOFT'S MISSION: LEADER IN PAPER-TO-DIGITAL SOLUTIONS

     ScanSoft's mission is to be the worldwide leader in paper-to-digital solutions for the desktop, network and mobile environments.

     ScanSoft provides scanning and paper-to-digital software solutions for individuals and workgroups. Customers use our software to organize, transmit, edit, and manage their paper documents, forms, faxes, photos and other images. ScanSoft markets three families of software products: the OmniPage and Textbridge OCR family of products, PaperPort and Pagis paper management solutions, and OmniForm electronic forms management software. In addition, we have a strong presence in integrated imaging toolkits, as well as a number of internet-based products and services. Details about our products and services are provided beginning on page 3.

SCANSOFT'S STRATEGY

     By building on our foundation of strength in desktop scanning, we intend to expand our offerings while extending our reach to the network and mobile environments. At the same time we will invest in expanding our channels and partnerships.

                    PURSUE GROWTH IN OUR CORE PRODUCT LINES

     Our software products include OCR, paper management solutions, forms management software and software suites that offer various combinations of these products as well as third party offerings. Our ability to achieve broad market acceptance of our products will depend on several factors such as ease-of-use, OCR accuracy, speed, and overall functionality. In addition, our software needs to integrate with desktop operating systems, word processing applications, e-mail software, fax applications, image editing products and Internet publishing tools. In that regard, our strategy is to maintain and enhance our technological position by investing in OCR and image processing technology and strategic business and technology partnerships with other leading companies.

                      EXPAND OUR CHANNELS AND PARTNERSHIPS

     We have nearly 8 million registered users for our products, distributed across the home office, small-medium business (SMB) and corporate segments. We believe we have particular strength within the SMB segment, and in certain verticals, including legal, education and government, and our strategy is to leverage our strength in this area. We also plan to expand into new geographic areas, including Italy, Spain, Latin America, Brazil, Mexico, and Argentina and expand our opportunities in Pacific Rim.

     The rapid growth of the SMB segment also makes ScanSoft an attractive partner for large OEM customers, all of whom have targeted the market for their own growth, and who require software to tailor their systems to this segment. We expect to achieve new opportunities by leveraging our current OEM partnerships as well as focusing new initiatives on select vertical markets such as federal, state and local Governments. In addition, we intend to focus on building a direct corporate licensing business by capitalizing on our installed base for multiple purchase/site license opportunities and on our existing OEM partners to optimize software upgrades.

     In addition to OEMs, ScanSoft will continue to approach the market through a variety of channels, including conventional retail, on-line retail, VARs and direct licensing.

                   INVEST IN INTERNET AND WIRELESS SOLUTIONS

     ScanSoft also provides Internet imaging software, which includes products that make it easier to publish and share paper documents and photos via the Internet. Currently, our products allow users to capture and convert paper-based documents to Joint Photographic Experts Group ("JPEG"), Hypertext Mark-up Language ("HTML") and Portable Document Format ("PDF") files and share photos and documents via e-mail or as part of an Internet site.

     Recently, we have been supporting the evolution of the TIFF-FX standard by providing solutions that promote its ubiquity. TIFF-FX is an open file format that employs three new compression technologies -- Mixed Raster Content, JBIG2 and JPEG2000. This technology has been accepted by the Internet Engineering Taskforce and uses technologies that have been accepted by the International Telecommunications Union and the International Standards Organization organizations. It can be easily configured for low-memory devices such as Personal Digital Assistants, Wireless Application Protocol phones, and eBooks. We are actively working for the advancement of the specification and testing of TIFF-FX with other industry leaders including Microsoft, Xerox, Northern Telecom, Intel, NTT, Mitsubishi Electric, Matsushita and NEC. As well, we are working with Microsoft to supply desktop-ready technology for use in Microsoft Office.

     Our strategy also incorporates revenue growth through the addition of services. Our services will be coupled with an increased focus on vertical segments, where achieving higher penetration rates increases barriers-to-entry. We also intend to offer an expanding set of Internet services coupled with our desktop products through an ASP model, such as eOmniForm.com and PaperPortOnline.

                                    PRODUCTS

     Our products are comprised of digital imaging software for business and personal computing, and are currently organized into the following categories:

OCR PRODUCTS

  OmniPage Pro(R)

     OmniPage Pro is our flagship product positioned as our premium OCR solution. OmniPage Pro is a fully featured OCR product that allows the user to recognize, edit, and save complex documents containing text and images in their original, full-page formats and provide users the ability to recognize tables and spreadsheets. OmniPage Limited Edition is a limited feature version of OmniPage Pro that allows a user to perform OCR on a scanned document and save the document to a file. OmniPage Limited Edition is bundled with scanners.

  Textbridge Pro(R)

     TextBridge Pro is ScanSoft's value OCR offering maintaining excellent accuracy (over 99%) with fewer advanced features than OmniPage Pro. TextBridge Pro combines OCR with page layout comprehension to recreate electronic files that are similar to the paper originals in terms of page layout, font characteristics and graphics, offering a dramatic advantage over bundled OCR technology. For flexibility, TextBridge Pro provides text, table and picture zoning tools that allow users to choose what sections of a document they want to recognize. In addition, TextBridge Pro offers built-in post-recognition editing, which enables users to conveniently proofread converted documents against the original scanned image.

PAPER AND IMAGE MANAGEMENT PRODUCTS

  Paperport(R)

     PaperPort Deluxe is paper management software designed for small office and home office users. It turns a scanner or multi-function-peripheral into a versatile solution for filing, copying, finding and sharing paper and photographs. PaperPort Deluxe provides a visual desktop with thumbnail file representations that allow users to quickly browse and locate images, Web pages and electronic files. Other key features include Simple Search, which enables users to find scanned images, electronic documents and Web pages by searching file names, content or keywords, and ScanDirect, which enables direct scanning into linked applications.

  PaperPortOnline(TM)

     PaperPortOnline provides web-based storage, management, and collaboration of business and personal documents and images. ScanSoft customers are able to store and share project documents, financial records, priceless family photos, and all other important paper items in a secure online data vault without leaving the home or office. It is the next logical step in offering our customers a complete solution -- from desktop to web -- for all document management needs. In addition, PaperPortOnline reduces our customer's IT costs of acquiring & maintaining equipment/support applications, which is important for smaller companies who can't afford large capital investments.

  Pagis Pro(R)

     Pagis Pro is a scanning software suite that combines the Pagis digital imaging desktop with TextBridge Pro and Kai's PhotoSoap to transform an office personal computer into a paper-to-digital solution for electronically filing, copying, editing and sharing documents and photos. Pagis Pro intelligently scans color documents and photos and creates color images that are easy to view, share, and print. Its folders provide visual image thumbnails to quickly browse and locate scanned images, and Pagis Pro provides powerful full-text and keyword indexing to help users retrieve document images, photos and electronic files. Using the Extended Image File Format ("XIFF"), Pagis Pro can store and send high-quality color document image files that are a fraction of the size of images saved in a standard image file format, such as Tagged Image File Format ("TIFF"). An image viewer provides image editing, selection and annotation tools. These tools help users enhance an image, select a portion of the image they want to work with, and add highlights or notes to an image. TextBridge Pro is integrated into the Pagis desktop, so users can easily convert paper documents and bring the recognized pages into a word processor or spreadsheet.

ELECTRONIC FORMS PRODUCTS

  OmniForm(R)

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

  eOmniForm.com(TM)

     eOmniForm.com, which integrates with the newest version OmniForm, features leading-edge technology that publishes forms on the web with a click of a button without any programming. The simple eOmniForm.com hosting solution eliminates the expensive, time-consuming work necessary to develop and maintain a data collection web site. Once a form is posted on eOmniForm.com, anyone with a web browser can access and fill out the form online, cutting the costs to print, distribute and manage paper forms. eOmniForm.com also collects completed forms on our ScanSoft-hosted web site, which allows the forms publisher to easily download the data into a local database.

INTEGRATED IMAGING TOOLKITS

     ScanSoft's integrated imaging offering is centered around our software development toolkits (SDKs). These toolkits are targeted to the developer/systems integrator/corporate IT manager. The SDKs complement the desktop product lines by broadening our reach to include the developer, systems integrator and corporate IT markets. Our toolkits include Developer's Kit 2000 and OmniForm Developer's Edition.

OEM PRODUCTS

     We bundle various versions of OmniPage, Pagis, PaperPort, and TextBridge with leading scanner, multi-function device and storage device manufacturers and leading independent software vendors. OEM customers often require us to integrate products with other applications or customize existing products to meet specific requirements. Therefore, we offer OEM customers both packaged products to bundle and a software developer's toolkit to facilitate the integration of OCR functionality with other applications. Our objective in bundling software products with multi-function devices is to expand the overall market for OCR and document management software by providing a larger number of purchasers with experience in the advantages of the software. "Light" versions with limited capabilities -- or superseded versions are now bundled with most multi-function devices being sold. This aggressive seeding of the rapidly growing base of multi-function device owners has greatly expanded our number of product users.

NEW PRODUCTS

     We intend to design and develop products to extend the life and usability of our products for our installed base through the development of software upgrades and add-on accessory products. We intend to offer these upgrades to our OEM partners. We also plan to incorporate new software features into our software, and to expand our software product lines in 2001 through the development of alternative form factors comprising enhanced imaging capabilities and other features and functionality. We believe that the development of these and other products and features is essential to our success. Accordingly, we will continue to make significant investments in the research and development of new products. Such expenses may fluctuate from quarter to quarter depending on a wide range of factors, including the status of various development projects.

                             SALES AND DISTRIBUTION

     Our products are available to customers through channels that include: distributors, retail, mail order, corporate resellers, value added resellers, original equipment manufacturers, partnerships, education and consulting. We also sell certain of our products and product upgrades over the Internet and through the use of direct mail. We sell corporate site licenses through our distribution and corporate reseller channels.

     We maintain distribution relationships with major independent distributors. These distributors in turn sell to computer superstores, such as CompUSA and Fry's Electronics; consumer electronic stores, such as Best Buy and Circuit City; mail order houses, such as PC Connection and MicroWarehouse; and office superstores, such as Office Max, Office Depot and Staples. We also maintain relationships with these major retailers, while marketing to them through independent distributors. Our sales force works closely with our major distributor and reseller accounts to manage the flow of orders, inventory levels and sell-through to customers. We also work closely with them to manage promotions and other selling activities.

     In 2000, we derived a significant portion of our revenue from sales through our independent distributors, retailers and resellers. Although we have established strategic software OEM partnerships, we expect that sales through our independent distributors and resellers will continue to account for a substantial portion of our revenues for the foreseeable future. Our top two distributors for 2000 were Ingram Micro and Digital River, both independent distributors. Sales to these top two independent distributors accounted for 38% of our total revenue in 2000 in the aggregate, or 27% and 11%, respectively, as compared to the top two independent distributors and resellers in 1999 accounting for 39% of our total revenue in 1999 and the top two independent distributors and resellers in 1998 accounted for 30% of our total revenue in 1998. Our agreements with distributors are generally nonexclusive and may be terminated by either party without cause.

     Our return policy allows distributors, subject to various limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors for a full refund, within a reasonable period from the date of purchase. Retailers may return older versions of products. Product returns occur when we introduce upgrades and new versions of products or when distributors order too much product. In addition, competitive factors often require us to offer rights of return for products that distributors or retail stores are unable to sell.

     In addition, we offer various end-user rebate programs for our products. We accrue for expected returns, and anticipated rebate redemption in amounts that the Company believes are reasonable. However, there can be no assurance that these accruals will be sufficient or that any future returns, or rebate redemption will not have a material adverse effect on our business and operating results, especially in light of the rapid product obsolescence that often occurs during product transitions.

     Revenue from resellers and distributors outside North America represented approximately 18% of revenue in 2000 as compared to 13% in 1999 and 7% in 1998. We expect our revenue from international sales to account for approximately 20% to 25% of revenues in 2001.

                               TECHNICAL SUPPORT

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

                               OEM RELATIONSHIPS

     We have software OEM agreements with several manufacturers who bundle digital imaging software with the scanning, capture, and multi-function devices or software they sell including: Apple, Brother, Canon, Compaq, Epson, Hewlett-Packard, IBM, Mattel, Microtek, Mustek, Olivetti-Lexikon, Primax, Smith Micro, and Visioneer. Additionally, the Company has entered into multiple non-exclusive agreements with Xerox Corporation (a significant stockholder) in which ScanSoft agreed to license Xerox the royalty-bearing right to copy and distribute certain versions of Pagis, PaperPort and TextBridge software programs with Xerox's multifunction peripherals. The Company also has key technology partnerships with several companies, including a recent arrangement with Microsoft.

                            RESEARCH AND DEVELOPMENT

     Our research and development teams are located in Peabody, Massachusetts, Los Gatos, California and Budapest, Hungary. As of December 31, 2000, we employed 111 full-time and 2 contract software design and quality assurance engineers, technicians and support staff.

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

                                 MANUFACTURING

     We outsource a majority of the duplication and production of our software products to a third party. These vendors procure all required components, including compact disks, floppy disks, product manuals, boxes, and other product literature, and manufacture completed software products. Such manufacturing services are available from multiple vendors. A significant portion of our manufacturing services are currently provided by one manufacturing supplier. An interruption or failure by our principal manufacturing supplier could result in a delay in shipment of ScanSoft products.

     Most of the components used in the manufacture of our products are available from multiple sources of supply. Certain components used in the manufacture of our OCR products are currently available only from a single source. Although our manufacturing supplier generally maintains a several-month inventory level of these components, failure of a single-source supplier to deliver required quantities of such materials to our manufacturing service provider could materially and adversely affect our operating results. We believe that, if necessary, we could develop alternative sources of supply for these components and parts, or re-engineer the products. However, any delays in developing such alternative sources of supply or in the re-engineering of the products could have a material adverse effect on our results of operations.

                                  COMPETITION

     The markets for ScanSoft products are characterized by intense competition, evolving industry standards, rapid technology developments, aggressive pricing, and frequent new product introductions. Our future success will depend on our ability to enhance our existing products, introduce new products on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate or respond to emerging standards and other technological changes.

  Optical Character Recognition

     The needs of OCR users are requiring increased accuracy, better performance and higher reliability. ScanSoft's products in this market, including OmniPage Pro and TextBridge Pro, face competition from companies offering similar products and will continue to face competition from emerging products and technologies. These competitors include Adobe, ABBYY, I.R.I.S., and NewSoft. With the exception of Adobe, the competitors are surfacing from foreign countries and are aggressive in their approach to entering new geographic markets including the US.

  Paper Management

     In the desktop imaging market, we offer products and suites including PaperPort Deluxe, Pagis Pro Scanning Suite and OmniPage Scan Suite. We believe these individual products compete favorably on the basis of features and functionality, ease of use, product reliability, and price and performance characteristics. Competitors in this segment of the market who offer comparable products are NewSoft, Zydeco, J2, and other smaller players.

     The toughest challenge in this segment is the Windows operating system filing and finding functionality. We believe the capabilities and visual structure of our products add significant benefit and with increased awareness building, we believe our paper to digital desktop solution will continue to be adopted. The risk of Microsoft implementing similar features and functions is formidable in the future.

  Forms Solutions

     In the forms conversion and design market segments, our OmniForm software and eOmniForm.com forms hosting service has faced competition from both large and smaller competitors including many Internet start-ups. The forms industry is broken into 2 distinct segments -- the first being paper forms conversion and data collection, and the second, forms processing from paper based forms. ScanSoft's products vie in the former with competitors such as OCR for Forms, G-7 Productivity Systems, PureEdge, Shana, Cardiff and JetForm. This segment of the market is changing rapidly to extend the forms conversion to new devices such as PDA's in addition to standardization of HTML based forms for easier deployment. To continue to compete we have to continue with rapid product releases that meet the needs of the market, ensure cross platform support, and adopt the standards within the industry as they evolve.

     In the Internet forms hosting arena, many start-up concerns are concentrating their efforts on more vertical uses such as Survey.com. Extending the use from our PC based products to the Internet requires rapid adoption of technology, increased functionality, ease of use and seamless integration into turnkey solutions.

                             PROPRIETARY TECHNOLOGY

     We rely upon proprietary technology, trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain our competitive position. We attempt to protect our technology and trade secrets with patents, copyrights, trade secret laws, technical measures and non-disclosure agreements. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. In this regard, we have been issued a series of patents that directly relate to our products. These patents expire on various dates between 2005 and 2016. Assurance cannot be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted by the patents will provide competitive advantages to the Company.

     In order to protect our ownership rights in our software products, we license our products to OEMs and resellers on a non-exclusive basis with contractual restrictions on reproduction, distribution and transferability. In addition, we generally license our software in object code form only. We license our software products to end users by use of a "shrink-wrap" or "click wrap" customer license that restricts the end user to personal use of the product. Despite these contractual restrictions, it may be possible for competitors or users to illegally copy our software products or obtain information that the Company regards as proprietary.

     We also rely on trade secrets and proprietary know-how. We have been, and will continue to be, required to disclose our trade secrets and proprietary know-how to employees and consultants. Although we seek to protect our trade secrets and proprietary know-how by entering into confidentiality agreements with such persons, there can be no assurance that these agreements will not be breached, that we will have an adequate remedy for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors.

     Because of technological developments in our industry segment, it is possible that certain of our products may infringe third party proprietary rights. From time to time we have received, and in the future may receive, notices of claims of infringement. In response to these claims, we may have to obtain licenses for an allegedly infringing product or stop selling such product and be liable for damages.

     In addition, ScanSoft has developed products in the past that incorporate technology based on licenses received from third parties. Our ability to continue to develop and commercialize our products will be affected by our ability to renew existing technology licenses and to obtain technology licenses from third parties in the future. There can be no assurance that we will be able to renew our current licenses or obtain any necessary licenses in the future. The failure to renew existing licenses or to obtain any licenses that may be required in the future could have a material adverse effect on the Company.

     Policing unauthorized use of technology is difficult, especially in the software industry. Software piracy can be expected to be a persistent problem for the software industry for the foreseeable future. Such piracy can be particularly egregious in international markets in which we distribute our products. We believe that, due to the rapid pace of technological change in the industry, factors such as knowledge, ability, frequent product enhancements, timeliness and quality of product support and the experience of our employees are more significant as a means to protect our competitiveness than patent, copyright and trade secret protection.

                                   EMPLOYEES

     As of December 31, 2000, ScanSoft employed 245 people. None of our employees is represented by a labor union. Our future performance depends in significant part on the continued service of our key technical and senior management personnel. The Company has experienced no work stoppages and believes that its employee relations are good. The Company has utilized the services of consultants, third-party developers, and other vendors in its sales, development, and manufacturing activities.

     Competition in the recruiting of personnel in the computer and data recognition industry is intense. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing and technical employees. There can be no assurance that the Company will be able to attract and retain enough qualified employees.

                                  RISK FACTORS

     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10K.

     IF WE FAIL TO DEVELOP AND INTRODUCE NEW PRODUCTS RAPIDLY AND SUCCESSFULLY, WE WILL NOT BE ABLE TO COMPETE EFFECTIVELY AND OUR ABILITY TO GENERATE REVENUES WILL SUFFER. We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to end users, we would not be able to compete effectively and our business and operating results would suffer. In addition, we have limited resources and we must make strategic decisions as to how to best allocate our resources to position ourselves for changes in our markets. We may from time to time allocate resources to projects or markets that do not develop as rapidly or fully as we expect.

     FAILURE TO RELEASE PRODUCT UPGRADES AS EXPECTED COULD ADVERSELY AFFECT REVENUE. Delays in new product releases could adversely affect revenue growth rates. Further, it is not unusual in personal computer software life cycles for the sales volume of new products and new versions of existing products to increase in the first few months after their introduction because of initial demand. As a product reaches the end of its life cycle, however, demand for that product tends to fall in anticipation of new replacement products. Consequently, our customers may defer purchasing existing products, and we may be forced to lower the prices of older products in anticipation of new releases. This may result in distributors claiming price protection credits or returning older products to us, and as a result, our revenues may decline.

     OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY, AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE SIGNIFICANTLY. ScanSoft's revenue and operating results have fluctuated in the past. Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that may cause fluctuations in our operating results include the following:

     - Volume, timing and fulfillment of customer orders;

     - Reduction in prices in response to competition or market conditions;

     - Increased expenditures to pursue new product or market opportunities;

     - Inability to adjust operating expenses to compensate for shortfalls in revenue against forecast;

     - Returns and allowance charges in excess of recorded amounts;

     - Demand for products;

     - Seasonality;

     - General economic trends as they affect retail sales;

     - Customers delaying their purchase decisions in anticipation of new versions of products including new operating systems;

     - Introduction of new products by us or our competitors and;

     - Timing of significant marketing and sales promotions.

     Due to the foregoing factors, among others, our revenue and operating results are difficult to forecast. We intend to base our expense levels in significant part on our expectations of future revenue. Our failure to meet revenue expectations would have a material adverse affect on our business, operating results and financial condition. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect our quarterly operating results because a relatively small amount of our expenses vary with our revenue in the short term. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance.

ScanSoft had net losses for 2000, 1999 and 1998. The Company may never become profitable or sustain profitability.

     OUR OPERATING RESULTS COULD BE HARMED BY CURRENCY FLUCTUATIONS. An increasing portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies, including the euro, relative to the value of the U.S. dollar could adversely affect future revenue and operating results. Currently, we do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although we may do so in the future.

     WE DEPEND ON THE CONTINUED GROWTH OF SCANNER SALES. Because many of our products are bundled with scanners, scanner unit sales directly impact the Company's software revenue growth. A significant reduction in scanner sales may adversely impact the Company's future software revenue opportunity.

     OUR REVENUE HAS BEEN DEPENDENT ON DEMAND FOR A FEW PRODUCTS. We have historically had a substantial portion of our revenue generated from a few products. ScanSoft's OmniPage product family represented approximately 41% of revenue, the TextBridge product family represented approximately 20% of revenue, PaperPort represented approximately 8% of revenue and Pagis represented approximately 7% of revenue for the year ended December 31, 2000. The reduction in revenue contribution from any of these products could have a material adverse impact upon our business, results of operations and financial condition.

     WE HAVE GROWN AND MAY CONTINUE TO GROW THROUGH ACQUISITIONS, WHICH GIVE RISE TO A NUMBER OF RISKS THAT COULD HAVE ADVERSE CONSEQUENCES FOR OUR FUTURE OPERATING RESULTS. We have made several acquisitions within the last two fiscal years and may complete material acquisitions in the future. Acquisitions involve significant risks including difficulties in the assimilation of the operations, services, technologies and corporate culture of the acquired companies. Furthermore, integrating acquired businesses into our existing business may distract our management focus from other opportunities and challenges. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of goodwill and other intangible assets that will be amortized in future years and our future operating results will be adversely affected if we do not achieve benefits from these acquisitions commensurate with these charges. In addition, our recent acquisitions have included substantial write-offs of acquired in-process research and development costs and this also may occur as a result of future acquisitions. We may issue equity for future acquisitions that could be dilutive to our existing stockholders.

     WE DEPEND ON CONTINUED DEMAND FOR OUR PRODUCTS FROM ORIGINAL EQUIPMENT MANUFACTURERS. ScanSoft has OEM relationships with a number of companies that provide digital imaging hardware. Our agreements with OEMs do not obligate them to bundle our software and they may choose to bundle software products of our competitors. OEM revenue has historically represented approximately 15-28% of our revenue.

     THE DIGITAL IMAGING SOFTWARE MARKET IS HIGHLY COMPETITIVE. We compete in the digital imaging market. The market for these products and services is highly competitive. This competition could adversely affect our operating results by reducing the volume of products we sell or the prices we can charge for our products. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

     WE DEPEND ON SALES THROUGH DISTRIBUTION CHANNELS FOR A MAJORITY OF OUR REVENUE. A substantial majority of our revenue is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, VARs, OEMs, hardware and software superstores, retail dealers, and direct sales. Domestically, our products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor, Ingram Micro, Inc., accounted for 27% of revenues in fiscal year 2000. Our resellers generally offer products of several different companies, including in some cases, products that are competitive with our products. There can be no assurance that our software resellers will continue to purchase our products or provide them with adequate levels of support. In addition, we believe that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If our distributors were to seek to return increasing amounts of products, such returns could have a material adverse effect on our revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on our results of operations.

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

     - Loss of associated sales values;

     - Disruption of revenue from the retail channel; and

     - Significant costs incurred to reestablish product distribution channels.

     OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. In addition, some of our products are manufactured outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

     - changes in foreign currency exchange rates;

     - changes in a specific country's or region's political or economic conditions;

     - trade protection measures and import or export licensing requirements;

     - potentially negative consequences from changes in tax laws;

     - difficulty in managing widespread sales and manufacturing operations; and

     - less effective protection of intellectual property.

     THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY IS KEY TO OUR SUCCESS. ScanSoft relies heavily on its proprietary software technology, trade secrets and other intellectual property. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to ours. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management efforts.

     XEROX'S STOCKHOLDINGS MAY ENABLE IT TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL. Xerox currently owns approximately 26% of ScanSoft's outstanding common stock and all of ScanSoft's outstanding nonvoting Series B Preferred Stock. In addition, Xerox has the opportunity to acquire additional shares of ScanSoft common stock pursuant to a warrant. Xerox is currently ScanSoft's largest stockholder. Although Xerox does not control ScanSoft, it could have a strong influence over matters requiring approval by ScanSoft's stockholders.

     OUR EARNINGS AND STOCK PRICE MAY CONTINUE TO BE VOLATILE. Due to the factors noted throughout this section, our earnings and stock price have been and may continue to be subject to significant volatility. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.

ITEM 2.  PROPERTIES

     ScanSoft's principal administrative, sales, marketing and support functions are located at its leased headquarters facility in Peabody, Massachusetts. ScanSoft currently occupies 37,636 square feet of space at this facility, and the lease will expire in July 2006. Additionally we have approximately 7,000 square feet of research and development space located in Los Gatos, California. ScanSoft also has multiple offices in Europe, including a research and development center in Budapest, Hungary and sales and marketing offices located in Reading, England; Amsterdam, Holland; Munich, Germany; and Paris, France.

     We believe that our existing facilities are adequate for our needs for at least the next twelve months.

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

                                                              HIGH      LOW
                                                              ----      ---
FISCAL 1999:
  1st quarter...............................................  $ 2 3/4   $1 1/32
  2nd quarter...............................................  $ 3 1/16  $1 1/4
  3rd quarter...............................................  $ 4 1/8   $2
  4th quarter...............................................  $15 3/8   $1 17/32
FISCAL 2000:
  1st quarter...............................................  $ 6 13/16 $3 23/32
  2nd quarter...............................................  $ 5       $2 7/32
  3rd quarter...............................................  $ 2 13/16 $1 9/32
  4th quarter...............................................  $ 1 3/4   $ 13/32

HOLDERS OF RECORD

     As of March 26, 2001, there were approximately 541 holders of record of our common stock.

DIVIDENDS

     To date, we have not paid any cash dividends on shares of our common stock. We presently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report and Form 10-K.

     Through December 1998, we developed and sold scanner hardware and software products. On January 6, 1999, we sold our hardware business. Accordingly, the results of the hardware business are included in our results of operations through the date of disposal. On March 2, 1999 and March 13, 2000, we completed acquisitions of ScanSoft, an indirectly wholly-owned subsidiary of Xerox, and Caere Corporation, respectively. On June 30, 1999, we acquired certain assets and liabilities of MetaCreations. These acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of ScanSoft, MetaCreations and Caere Corporation are included in our results from operations from the applicable acquisition dates.

                                 SCANSOFT, INC.

                            SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          2000       1999       1998        1997        1996
                                        --------    -------    -------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net revenue...........................  $ 49,055    $31,629    $79,070    $ 57,623    $ 56,081
                                        --------    -------    -------    --------    --------
Costs and expenses:
  Cost of revenue.....................    12,692      7,602     59,370      50,725      45,467
  Research and development............    14,967      6,920      4,408       8,115      10,938
  Selling, general and
     administrative...................    28,205     14,509     19,150      22,428      26,342
  Amortization of goodwill and other
     intangible assets................    22,586      1,921         --          --          --
Restructuring and other charges,
  net.................................    23,102      4,290         --         675          --
                                        --------    -------    -------    --------    --------
     Total costs and expenses.........   101,552     35,242     82,928      81,943      82,747
                                        --------    -------    -------    --------    --------
Loss from operations..................   (52,497)    (3,613)    (3,858)    (24,320)    (26,666)
Other income (expense), net...........      (282)     1,015         53         940       2,274
                                        --------    -------    -------    --------    --------
Loss before income taxes..............   (52,779)    (2,598)    (3,805)    (23,380)    (24,392)
Provision for income taxes............       472        150         --          --          --
                                        --------    -------    -------    --------    --------
Net loss..............................  $(53,251)   $(2,748)   $(3,805)   $(23,380)   $(24,392)
                                        ========    =======    =======    ========    ========
Net loss per share: basic and
  diluted.............................  $  (1.26)   $ (0.11)   $ (0.19)   $  (1.20)   $  (1.34)
                                        ========    =======    =======    ========    ========
Weighted average common shares
  outstanding: basic and diluted......    42,107     25,630     19,728      19,450      18,255
                                        ========    =======    =======    ========    ========

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
     investments........................  $  2,633    $ 5,224    $ 8,123    $14,452    $31,200
  Working capital (deficit).............    (6,484)     7,031      6,569      8,389     28,807
  Total assets..........................   109,480     29,982     28,445     33,550     51,785
  Long-term liabilities.................     2,172         --         91        125         --
  Total stockholders' equity............    87,461     21,924      7,582     10,930     33,193

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN ITEM 8 OF THIS REPORT. THIS ANNUAL REPORT, INCLUDING THE FOLLOWING DISCUSSION, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND THE CAUTIONARY STATEMENTS SET FORTH BELOW AND THOSE CONTAINED UNDER THE HEADING "RISK FACTORS" IDENTIFY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PREDICTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, INCREASED COMPETITION, ADVERSE CHANGES IN GENERAL ECONOMIC CONDITIONS, INCLUDING ADVERSE CHANGES IN THE SPECIFIC MARKETS FOR OUR PRODUCTS, ADVERSE BUSINESS CONDITIONS, ADVERSE CHANGES IN CUSTOMER ORDER PATTERNS, LACK OF ACCEPTANCE OF NEW PRODUCTS, PRICING PRESSURES, LACK OF SUCCESS IN TECHNOLOGICAL ADVANCEMENTS, RISKS ASSOCIATED WITH FOREIGN OPERATIONS, FAILURE TO REDUCE COSTS OR IMPROVE OPERATING EFFICIENCIES, AND OUR ABILITY TO ATTRACT, HIRE AND RETAIN KEY AND QUALIFIED EMPLOYEES.

                                    OVERVIEW

     ScanSoft, Inc. was incorporated as Visioneer, Inc. in California in March 1992, and through December 1998, developed and sold scanner hardware and software products. During 1997, we implemented a strategy to focus our research and development efforts primarily on software development rather than hardware development and to leverage the engineering resources of our manufacturing partners to design future hardware products. On January 6, 1999, we sold our hardware business and the Visioneer brand name to Primax Electronics, Ltd., and on March 2, 1999, we acquired from Xerox Corporation its wholly-owned subsidiary, ScanSoft, Inc., and changed our name to ScanSoft. As a result of the sale to Primax and the merger with ScanSoft, our business is now focused on software products only.

     On March 13, 2000, we merged with Caere Corporation, a California-based digital imaging software company. As a result, Caere became a wholly-owned subsidiary of ScanSoft, continuing under the name Caere Corporation. As more fully discussed below, the Company undertook several restructuring actions to align the two companies.

     Our success in the future will depend on our ability to maintain and improve software gross margins and to increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. Since the Caere acquisition in the first quarter of 2000, we have experienced quarterly operating losses. There can be no assurance that we will be able to reach quarterly profitability or attain annual profitability in the near future. As of December 31, 2000, we had an accumulated deficit of $136.4 million.

                             RESULTS OF OPERATIONS

     The following table presents, as a percentage of total revenue, certain selected financial data for each of the three years in the period ended December 31,:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------    -----    -----
Revenue:
  Software.................................................   100.0%   100.0%    16.5%
  Hardware.................................................     0.0      0.0     83.5
                                                             ------    -----    -----
     Total revenue.........................................   100.0    100.0    100.0
Cost of software revenue...................................    25.9     24.0      4.9
Cost of hardware revenue...................................     0.0      0.0     70.2
Research and development...................................    30.5     21.9      5.6
Selling, general and administrative........................    57.5     45.9     24.2
Amortization of goodwill and other intangible assets.......    46.0      6.1      0.0
Restructuring and other charges, net(1)....................    47.1     13.5      0.0
                                                             ------    -----    -----
Total costs and expenses...................................   207.0    111.4    104.9
                                                             ------    -----    -----
Loss from operations.......................................  (107.0)   (11.4)    (4.9)
Other income (expense).....................................    (0.6)     3.2      0.1
                                                             ------    -----    -----
Loss before income taxes...................................  (107.6)    (8.2)    (4.8)
Provision for income taxes.................................     1.0      0.5      0.0
                                                             ------    -----    -----
Net loss...................................................  (108.6)%   (8.7)%   (4.8)%
                                                             ======    =====    =====

---------------
(1) See Note 12 of Notes to Consolidated Financial Statements

                                    REVENUE

YEARS ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

     Total revenue of $49.1 million for 2000 increased 55% compared to 1999 of $31.6 million. The increase in absolute dollars is primarily a result of a broader product line due to the acquisition of Caere on March 13, 2000. During 2000 product sales through direct channels, including the web sites of some of our OEM customers, online stores and our own web store accounted for $8.8 million, or 18% of our revenue, compared to 17% of revenue in 1999.

     During 2000, three customers each represented at least or greater than 10% of our revenue. Ingram Micro, a retail distributor, accounted for 27%; Digital River a on-line distributor, accounted for 11%; and Xerox, an OEM customer, accounted for 11% of our 2000 revenue.

     Revenue derived outside of North America, primarily in Europe, was approximately 18% and 13% of total revenue in 2000 and 1999, respectively. International revenue in 2000 of $9.0 million, increased $4.8 million from 1999 due primarily to the acquisition of Caere in March 2000. Since 1999 international sales have been denominated primarily in local currencies and these sales are subject to a number of risks inherent in doing business on an international level, such as unexpected fluctuations in currency exchange rates, regulatory requirements, import and export duties and restrictions, and the logistical difficulties of managing multinational operations, any of which could adversely impact the success of our international operations. The growth of our international business will depend, in part, on our ability to increase awareness of our products in international markets. See "Item
1 -- Business -- Marketing, Sales and Distribution."

     The introduction of major new software products and enhancements of existing products, as well as potential OEM agreements, are expected to have a significant impact on our quarterly and annual revenue. As is characteristic of the initial stages of personal computer product life cycles, we expect that sales volumes of any new software product may increase in the first few months following introduction. Thereafter, revenue may stabilize or decline until the end of a product life cycle, at which time revenue may decline significantly, as a result of unit sales and price reductions. Revenues from sales to distributors and authorized resellers are subject to agreements allowing price protection and certain rights of return. The Company has limited control over the extent to which products sold to distributors and resellers are sold through to end users. Accordingly, a portion of the Company's sales may from time to time result in increased inventory at distributors and resellers. The Company provides sales returns reserves for distributor and reseller inventories. These reserves are based on the Company's estimates of inventory held by its distributors and resellers and the expected sell through of these products by its distributors and resellers. In this regard, receivable allowances including returns reserves and reseller price protection were $7.4 million and $3.7 million at December 31, 2000 and 1999, respectively. Due to the inherent uncertainties of product development and new product introductions, we cannot with certainty predict the exact date in which a new product or version will be ready to ship. Any delay in the scheduled release of major new products would have a material adverse impact on our total net revenues and operating results.

YEARS ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

     Total revenue of $31.6 million for 1999 decreased 60% compared to 1998 of $79.1 million. The decrease is due to the sale of the hardware business on January 6, 1999; the hardware business contributed $66.0 million, or 83% of total revenue in 1998. Excluding the hardware revenue in 1998, revenue increased 141% or $18.5 million. This increase is primarily a result of the acquisition of ScanSoft on March 2, 1999. During 1999, product sales through direct channels, including the web sites of some of our OEM customers, online stores and our own web store, accounted for $5.5 million, or 17% of our revenue.

     In 1999, Ingram Micro accounted for 24% of our revenue; Tech Data accounted for 15%; and Xerox accounted for 14%. In 1998 Sam's Club, a warehouse club, and Office Depot, an office superstore, represented 18% and 12%, respectively, of total revenue.

     Revenue derived outside of North America, primarily Europe, was 13% and 7% of total revenue in 1999 and 1998, respectively. International revenue in 1999 of $4.2 million decreased $1.7 million from 1998 due primarily to the sale of the hardware business in January 1999. The increase in the percent of total revenue from 1998 to 1999 was a result of lower total revenue in 1999.

     Prior to 1999, our international sales were denominated primarily in U.S. dollars.

                                COST OF REVENUE

YEARS ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

     Cost of software revenue consists primarily of the cost of materials, third party royalties, fulfillment, and salaries for product support personnel. Currently our software products are manufactured by Globalware Solutions, StarTek and DCL, which also package and ship the majority of our products to our customers. See "Item 1 -- Business -- Manufacturing."

     Cost of revenue increased to $12.7 million or 26% of revenue in 2000 compared to $7.6 million or 24% of revenue in 1999. The increase in absolute dollars and percentage of revenue is primarily attributable to the acquisition of the Caere business in March 2000, which resulted in multiple manufacturing providers which reduced efficiencies and increased costs. By the end of 2000, the Company consolidated its manufacturing providers and therefore expects cost of revenue to decrease in 2001.

     The Company anticipates that as a result of the restructuring actions taken during the second quarter of 2000, it will achieve approximately $1.3 million of annualized cost savings associated with a reduced support organization and consolidation of redundant operating contracts of the two organizations. The Company realized expense reductions of approximately $1.3 million in the second half of 2000. These cost savings were attributed to the restructuring initiated in the second quarter.

YEARS ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

     Cost of revenue decreased to $7.6 million or 24% of revenue in 1999 compared to $59.4 million or 75% of revenue in 1998. The decrease in absolute dollars and percentage of revenue is primarily attributable to the sale of the hardware business, which incurred $55.5 million in cost of revenue in 1998. Excluding the hardware business from 1998 revenue and cost of revenue, cost of revenue for 1998 was $3.9 million or 30% of revenue. The improvement in cost of revenue from 1998 to 1999, as a percentage of revenue was due to the change in revenue mix away from the retail distribution channel to direct distribution. In addition, the increase in OEM revenue, which carries little or no cost, contributed to the improved cost of revenue.

                       RESEARCH AND DEVELOPMENT EXPENSES

YEARS ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

     Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $14.9 million or 31% of revenue in 2000, an increase of $8.0 million from the $6.9 million or 22% of revenue reported in 1999. The increase in research and development spending is due to the added software engineering headcount from the acquisition of Caere on March 13, 2000, offset by the cost reduction actions in the second half of 2000.

     We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we will continue to invest in research and development activities. To date, we have not capitalized any development costs as the cost incurred after technological feasibility but before release of product is not significant.

     The Company anticipates that, as a result of the restructuring actions taken during the second quarter 2000, it will achieve approximately $3.1 million of annualized cost savings, net of incremental head count being added in Budapest, Hungary and Peabody, Massachusetts. For the six-month period ending December 31, 2000, the Company realized approximately $1.7 million in cost savings. These cost savings were directly related to the restructuring activities initiated in the second quarter, as well as previously planned headcount reductions that occurred during the second quarter in connection with the acquisition of Caere.

YEARS ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

     Research and development expenses were $6.9 million or 22% of revenue in 1999, an increase of $2.5 million from the $4.4 million or 6% of revenue reported in 1998. The increase in research and development spending is due to the added software engineering headcount from the acquisition of ScanSoft on March 2, 1999 being higher than hardware related headcount that transferred to Primax upon the hardware sale.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

YEARS ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

     Selling expenses include salaries, commissions, advertising, direct mail, public relations, trade shows, travel and other related sales and marketing expenses. General and administrative expenses include personnel costs for administration, finance, human resources, information systems, and general management in addition to legal and accounting expenses and other professional services.

     Selling, general and administrative expenses in 2000 were $28.2 million or 58% of revenue, a increase of $13.7 million from the $14.5 million or 46% of revenue reported in 1999. The increase in selling, general, and administrative expenses from 1999 to 2000, is due primarily to the acquisition of Caere on March 13, 2000, offset by cost reduction efforts in the second half of 2000.

     We will continue to attempt to control selling, general and administrative expenses. However, if revenue continues to grow, in order to support our growing operations, selling, general and administrative expenses may increase in absolute terms. Such expenses may fluctuate from quarter to quarter depending on a variety of factors, including the timing of the introduction of new products, expansion of our distribution channels, general advertising not related to product introductions and expansion into international markets.

     The Company anticipates that as a result of the restructuring actions taken during the second quarter 2000, it will achieve approximately $5.3 million of annualized cost savings, net of incremental head count being added in Budapest Hungary and Peabody Massachusetts. For the six-month period ending December 31, 2000, the Company realized approximately $3.8 million reduction in selling, general and administrative expense. This reduction was from the restructuring initiated in the second quarter, tighter expense control and the previously planned headcount reductions that occurred during the second quarter in connection with the acquisition of Caere. Additionally, the Company anticipates annual facility related savings of approximately $1.0 million starting in the first quarter of 2001 as a result of amending the lease for its Los Gatos office space reducing the space from 33,000 square feet to 7,000 square feet.

YEARS ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

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

           AMORTIZATION OF INTANGIBLE ASSETS AND ACQUIRED IN-PROCESS
                            RESEARCH AND DEVELOPMENT

     Amortization of intangible assets of $22.6 million for 2000 reflects the amortization of intangible assets from the Caere acquisition, the ScanSoft acquisition and the acquisition of assets from MetaCreations. The useful lives of the intangible assets used for amortization range from three to seven years.

     During the fourth quarter of 2000, based on the financial results of the MetaCreations products, the Company reviewed the estimated future lives of the MetaCreations intangible assets. As a result of this review, the Company has reduced the future amortization period of these intangible assets with remaining lives greater than three years at December 31, 2000, to three years. This change will result in increased amortization of $248,000 per year.

     Goodwill and other intangible assets, represent assets acquired in connection with business acquisitions accounted for under the purchase method of accounting. Goodwill represents the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquired in-process research and development represented development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, in connection with the Caere acquisition, $18.3 million was immediately charged to expense in the consolidated statements of operations upon consummation of the Caere acquisition.

     The amounts allocated to identifiable tangible and intangible assets associated with the acquisitions, including acquired in-process research and development, were based on the results of an independent appraisal. The values of core technology, developed technology and acquired in-process technology acquired as part of the Caere acquisition were determined by a risk adjusted, discounted cash flow approach. The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from such projects, discounting net cash flows back to their present values, and adjusting those results to reflect the projects stages of completion at the acquisition date. These include projects (primarily major version upgrades) in each of Caere's major products, including OmniPage, OmniForm, and PageKeeper. The discount rates used were 14% for developed technology, 19% for core technology and 24% for in-process technology. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of in-process research and development, the profitability levels of such technology and the uncertainty of technological advances, which could impact the estimates described above.

     The average percentage of completion of the projects ranged from 50% to 67% at the date of the acquisition. Revenues were projected to be generated late in fiscal 2000 for each of the product versions in development at the acquisition date. As of December 31, 2000, the Company revised these projections and expects revenues from these projects to be generated beginning in the second quarter of 2001. If these projects are not successfully developed, future revenue and profitability of ScanSoft may be adversely affected.

     As a result of the second quarter 2000 restructuring actions described below, certain intangible assets associated with the Caere acquisition were impaired. Accordingly, the Company wrote-off $3,490,000 of net intangible assets including the acquired workforce amounting to $1,074,000 and a favorable building lease amounting to $2,416,000. As a result of these write-offs, the Company's recurring amortization of goodwill and other intangible assets has been reduced to $6.8 million per quarter.

     The in-process research and development charge of $3,944,000 for 1999, reflects that portion of the purchase price of ScanSoft representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of income upon consummation of the acquisition. The values of the core technology and acquired in-process technology was determined by a risk adjusted, discounted cash flow approach. The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from the sale of such products, discounting net cash flows back to their present values, and adjusting those results to reflect the projects' stages of completion at the acquisition date. These projects include projects (primarily major version releases) in each of ScanSoft's major products, including ScanWorks, Pagis, TextBridge and API. The discount rate used for the core technology and in-process technology was 20% and 25% respectively. This discount rate takes into consideration the Company's weighted average cost of capital adjusted for the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances, which could potentially impacted the estimates described above. The percentage of completion of the projects ranged from 73% to 95% at the date of acquisition. All of the projects were successfully completed in 1999.

                        RESTRUCTURING AND OTHER CHARGES

     In connection with the acquisition of Caere in the first quarter of 2000, the Company identified approximately 46 employees of Caere whose positions were eliminated upon consummation of the acquisition. These positions included 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the Caere president and CEO position was eliminated. As a result, the Company established, as part of the purchase price allocation, a restructuring reserve in the amount of $487,000, for severance payments to employees, and a restructuring reserve of $1,065,000 for the former Caere president and CEO, whose severance and benefits will continue over the next 4 years.

     The Company was obligated to pay retention bonuses amounting to approximately $797,000 relating to key employees who were used in the integration of the companies. These retention bonuses were expensed as incurred and were not included in the purchase price of the acquisition. As of December 31, 2000, the Company had paid all of these bonuses.

     In June 2000, the Company implimented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues. The process included a review of all potentially redundant functions and facilities. As part of this process, the Company determined it would be more cost effective to eliminate duplicative activities being performed in Los Gatos, California through relocating certain efforts to Peabody, Massachusetts and Budapest, Hungary. These activities consisted primarily of research and development, marketing, customer support and general and administrative functions. As a result, the Company eliminated 65 employee positions including 29 in research and development, 13 in general and administrative functions and 23 in support and marketing. The Company recorded a restructuring charge in the amount of $1,069,000 for severance payments to these employees and a restructuring charge of $397,000 for certain termination fees as a result of exiting the Los Gatos facility. Additionally, the Company wrote-off $3,490,000 of net intangible assets acquired as part of the Caere acquisition, including the acquired work force amounting to $1,074,000 and the favorable building lease amounting to $2,416,000, which were impaired as a result of the restructuring. At the time of the restructuring, management expected these restructuring actions to reduce operating expenses by approximately $10 million on an annualized basis.

     The Company was obligated to pay retention bonuses amounting to approximately $212,000 for key employees who were used in the restructuring of the Company. These amounts were charged to expense as incurred and were not included in the restructuring charge. As of December 31, 2000, the Company had paid all of these bonuses.

     During the fourth quarter of 2000, the Company incurred an additional $276,000 of facility related exit costs related to leasehold improvements on the Los Gatos facility in space vacated by the Company. Additionally, during the fourth quarter the Company reversed $420,000 of restructuring accruals taken in June 2000. Facility related contracts accounted for $347,000 of the total. The remaining $73,000 relate to severance accruals for employees who left the Company prior to being eligible to receive severance benefits.

     For the year ended December 31, 2000, the Company paid $1,120,000 in severance payments related to the restructuring actions. The remaining severance balance of $1,428,000 will be paid over the next four years as it primarily relates to severance for the former Caere President and CEO.

     Restructuring charges of $346,000 in the first nine months of 1999 relate to the acquisition of ScanSoft, and the subsequent consolidation of research and development operations and the move of the Company's headquarters to Massachusetts, which resulted in the termination of 10 employees in California. The major components of these costs were approximately $188,000 in severance costs for the 10 employees and approximately $46,000 for disposed West Coast equipment. Also included was $82,000 in non-refundable commitments associated with the West Coast development team, as well as $30,000 in other exit costs. All such costs were paid in 1999.

                     GAIN ON SALE OF THE HARDWARE BUSINESS

     In the quarter ended March 31, 1999, the Company sold its hardware business to Primax Electronics, Ltd., for approximately $6.8 million and reported an operating gain of approximately $882,000.

                             OTHER INCOME (EXPENSE)

     Other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term investments offset by interest incurred for borrowings under credit facilities and short-term notes, and exchange gains and losses.

     Interest income consists primarily of interest earned on cash equivalents and short-term investments. Interest income was $112,000, $181,000, and $507,000 for 2000, 1999 and 1998, respectively. The decrease in interest income from 1999 to 2000, and 1998 to 1999, was a result of significantly lower cash, cash equivalents and short-term investments, which were used primarily to fund our operating losses. Interest expense consists of interest incurred for borrowings under credit facilities and short-term notes. Interest expense was $620,000, $56,000, and $454,000 for 2000, 1999, and 1998, respectively. The increase in interest expense from 1999 to 2000 resulted from increased bank borrowings under the bank credit facility. The decrease in interest expense from 1998 to 1999 resulted from the payoff of bank borrowings in connection with the sale of the hardware business in January 1999. Other income in 2000 consists primarily of foreign exchange gains and losses realized upon foreign exchange transactions being settled.

                                  INCOME TAXES

     At December 31, 2000 and 1999, we had federal net operating loss carryforwards of approximately $105 million and $60 million, respectively, of which approximately $2.8 million and $1.3 million, respectively, related to tax deductions from stock compensation. The tax benefit related to the stock compensation benefit, when realized, will be accounted for as an addition to paid in capital rather than as a reduction of the provision for income tax. Research and development credit carryforwards as of December 31, 2000 and 1999 were $2.2 million for both years. The net operating loss and credit carryforwards will expire at various dates beginning in 2007, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. As a result of the new stock issued in conjunction with the acquisition of Caere and the merger with ScanSoft, we are not certain whether we will be able to utilize our net operating loss and credit carryforwards without limitations. (See Note 10 of Notes to Financial Statements).

     Tax provisions of $472,000 and $150,000 for the years ended December 31, 2000 and 1999, respectively, represent taxes for foreign and state jurisdictions in which the Company does business and for which no net operating loss carryforwards were available.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had cash, cash equivalents and short-term investments of $2.6 million and negative working capital of $6.5 million, as compared to $5.2 million in cash, cash equivalents and short-term investments and $7.0 million of working capital at December 31, 1999.

     We used $5.5 million of cash for our operating activities for 2000, as compared to $2.5 million for 1999 and $9.5 million for 1998. Negative cash flows from operating activities for these periods were attributed primarily to increased net losses incurred in 2000 as compared to 1999 excluding, non-cash charges, offset by reductions in accounts receivable and other changes in working capital.

     Cash provided from investing activities during 2000 of $0.4 million resulted primarily from cash received from the Caere acquisition offset by the acquisition of capital equipment in the normal course of operations. Capital expenditures of $1.0 million in 2000 consisted primarily of computers, business software and computer network equipment. Cash provided from investing activities during 1999 of $6.4 million resulted primarily from proceeds of $6.8 million generated from the sale of the hardware business in January 1999. Capital expenditures of $0.8 million in 1999 consisted primarily of computers, business software and computer network equipment.

     Cash provided from financing activities during 2000 was $2.6 million. This was attributable to proceeds from bank borrowings of $3.4 million and $0.8 million of stock option exercise proceeds, offset by a payment of $1.6 million for the note issued in connection with the MetaCreations acquisition. Cash used from financing activities during 1999 was $6.4 million, attributable primarily to the $6.0 million payment of bank borrowings under the bank credit facility, and the repurchase of common stock for $0.7 million, offset by $0.3 million of stock option proceeds.

     Our principal sources of liquidity as of December 31, 2000 consisted of approximately $2.6 million of cash, cash equivalents and short-term investments. We have a credit facility, as amended, for up to $5.0 million, subject to various borrowing constraints, which has been utilized. Pursuant to the credit facility, the Company is required to maintain certain financial and non-financial covenants, as defined, including certain earnings levels, liquidity ratios, and restrictions on dividends and capital expenditures. Borrowings under the facility are collateralized by substantially all of the Company's assets. On October 18, 2000, the Company amended the credit agreement to waive all financial covenants until December 29, 2000. In conjunction with this amendment the interest rate was increased by one percent (1.0%) to two percent (2.0%) per annum above the Prime Rate (11.5% at December 31, 2000), and the Company agreed not to re-borrow amounts that had been repaid. As a result, the credit facility has been fully utilized as of December 31, 2000. Additionally, the maturity date of the line of credit was extended from March 12, 2001, to September 30,

2001, and a payment schedule was agreed to. On December 28, 2000, the credit facility was further amended to establish financial covenants for the quarter ending December 31, 2000 and the first three quarters of 2001. As of December 31, 2000, the Company was in compliance with all covenants under the amended credit facility.

     In connection with the Caere acquisition, the Company entered into a non-competition and consulting agreement with the former Caere CEO. Under the terms of the agreement the Company is obligated to pay the former CEO an amount in cash of up to $4.1 million on the second anniversary of the acquisition date, March 13, 2002, if the Company's stock price does not achieve a certain level during the two year period (See Note 11).

     The Company has sustained recurring losses and negative cash flows from operations and has working capital and accumulated deficits at December 31, 2000. Additionally, the Company has short-term borrowings that are due in full on September 30, 2001, with scheduled payments during each of the first three quarters of 2001. Currently, the Company does not have any borrowing availability under its line of credit. Management believes that the actions taken in fiscal 2000, including restructuring actions and other cost reduction initiatives, have reduced operating expenses to levels which, in combination with expected future revenues, will result in positive cash flow. Therefore, management believes that cash flows from future operations in addition to cash on hand will be sufficient to meet the Company's obligations as they become due for the foreseeable future. Management also believes that, should revenue not achieve the expected levels in 2001, it has the ability, and is committed, to reduce expenses further in order to continue to meet its obligations. Management is pursuing various actions in 2001, including potential equity financing and strategic alliances that may also provide additional liquidity. There can be no assurance that the Company will meet its planned operations, or will be able to reduce expenses quickly enough, or will be successful in obtaining equity financing or strategic alliances on terms favorable to the Company such that the Company will be able to meet its obligations as they become due in the foreseeable future.

                               FOREIGN OPERATIONS

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

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In June 1999, SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133" was issued. In June 2000, SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" was issued. SFAS 138 does not amend any of the fundamental concepts of Statement No. 133, but does address a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133, as amended by SFAS 137 and SFAS 138, remains effective for fiscal years beginning after June 15, 2000. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, it expects the adoption of FAS 133 will not have a material impact on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop our products in the United States and Hungary. We sell our products globally, primarily through an indirect reseller channel. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets.

     We collect a portion of our revenue and pay a portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results. Currently, we do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although we may do so in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 SCANSOFT, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 SCANSOFT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Report of Independent Accountants...........................     27
Consolidated Financial Statements
  Consolidated Balance Sheets...............................     28
  Consolidated Statements of Operations.....................     29
  Consolidated Statements of Stockholders' Equity...........  30-31
  Consolidated Statements of Cash Flows.....................     32
  Notes to Consolidated Financial Statements................  33-51
Financial Statement Schedule:
  Report of Independent Accountants on Financial Statement
     Schedule...............................................     52
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................     53

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of ScanSoft, Inc:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ScanSoft, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 9, 2001

                                 SCANSOFT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   2,571    $  5,162
  Short-term investments....................................         62          62
  Accounts receivable, less allowances of $7,375 and
     $3,690.................................................      8,314       7,713
  Inventory.................................................        806         780
  Prepaid expenses and other current assets.................      1,610       1,372
                                                              ---------    --------
     Total current assets...................................     13,363      15,089
                                                              ---------    --------
Goodwill and other intangible assets, net...................     92,051      12,987
Property and equipment, net.................................      2,954       1,546
Other assets................................................      1,112         360
                                                              ---------    --------
     Total assets...........................................  $ 109,480    $ 29,982
                                                              =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings................................  $   3,400    $     --
  Note payable..............................................         --       1,600
  Accounts payable..........................................      7,945       2,226
  Accrued sales and marketing incentives....................      1,880       1,425
  Other accrued expenses....................................      5,538       1,843
  Deferred revenue..........................................      1,084         964
                                                              ---------    --------
     Total current liabilities..............................     19,847       8,058
                                                              ---------    --------
  Deferred revenue long-term................................      2,172          --
                                                              ---------    --------
     Total Liabilities......................................     22,019       8,058
                                                              ---------    --------
Commitments and contingencies (Notes 7 and 11)
Stockholders' equity:
  Preferred stock, $0.001 par value; 40,000,000 shares
     authorized; 3,562,238 shares issued and outstanding
     (liquidation preference $4,631)........................      4,631       4,631
  Common stock, $0.001 par value; 140,000,000 shares
     authorized; 46,072,748 and 26,690,027 shares issued and
     outstanding, respectively..............................         46          27
  Additional paid-in capital................................    219,259     100,397
  Accumulated other comprehensive loss......................        (93)         --
  Accumulated deficit.......................................   (136,382)    (83,131)
                                                              ---------    --------
     Total stockholders' equity.............................     87,461      21,924
                                                              ---------    --------
     Total liabilities and stockholders' equity.............  $ 109,480    $ 29,982
                                                              =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
REVENUE
  Software..................................................  $ 49,055    $31,629    $13,055
  Hardware..................................................        --         --     66,015
                                                              --------    -------    -------
     Total net revenue......................................    49,055     31,629     79,070
                                                              --------    -------    -------
COSTS AND EXPENSES
  Cost of software revenue..................................    12,692      7,602      3,896
  Cost of hardware revenue..................................        --         --     55,474
  Research and development..................................    14,967      6,920      4,408
  Selling, general and administrative.......................    28,205     14,509     19,150
  Amortization of goodwill and other intangible assets......    22,586      1,921         --
  Restructuring and other charges, net......................     4,811        346         --
  Acquired in-process research and development..............    18,291      3,944         --
                                                              --------    -------    -------
     Total costs and expenses...............................   101,552     35,242     82,928
                                                              --------    -------    -------
Loss from operations........................................   (52,497)    (3,613)    (3,858)
Other income (expense)
  Interest income...........................................       112        181        507
  Interest expense..........................................      (620)       (56)      (454)
  Other income..............................................       226          8         --
  Gain on sale of hardware business.........................        --        882         --
                                                              --------    -------    -------
Loss before income taxes....................................   (52,779)    (2,598)    (3,805)
Provision for income taxes..................................       472        150         --
                                                              --------    -------    -------
Net loss....................................................  $(53,251)   $(2,748)   $(3,805)
                                                              ========    =======    =======
Net loss per share: basic and diluted.......................  $  (1.26)   $ (0.11)   $ (0.19)
                                                              ========    =======    =======
Weighted average common shares outstanding: basic and
  diluted...................................................    42,107     25,630     19,728
                                                              ========    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements

                                 SCANSOFT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                        DEFERRED
                                                                                                      COMPENSATION
                                        PREFERRED STOCK        COMMON STOCK                          AND NOTES FROM
                                       ------------------   -------------------     ADDITIONAL      RECEIVABLES FROM
                                        SHARES     AMOUNT     SHARES     AMOUNT   PAID-IN CAPITAL     STOCKHOLDERS
                                       ---------   ------   ----------   ------   ---------------   ----------------
Balance at December 31, 1997.........                       19,563,854    $20        $ 87,682            $(194)
Compensation expense related to stock
  options............................                                                                      100
Issuance of common stock under
  employee stock compensation
  plans..............................                          289,098                    126
Repayment of notes receivable from
  stockholders.......................                                                     187               44
Net loss.............................
                                       ---------   ------   ----------    ---        --------            -----
Balance at December 31, 1998.........                       19,852,952     20          87,995              (50)
Issuance of common stock under
  employee stock compensation
  plans..............................                          412,823                    276
Compensation expense related to stock
  options............................                                                                       50
Issuance of preferred stock, common
  stock and common stock options in
  connection with ScanSoft
  acquisition........................  3,562,238    4,631    6,755,992      7          12,810
Common stock repurchased and
  retired............................                         (331,740)                  (684)
Net loss.............................
                                       ---------   ------   ----------    ---        --------            -----
Balance at December 31, 1999.........  3,562,238   $4,631   26,690,027    $27        $100,397            $


                                        ACCUMULATED
                                           OTHER
                                       COMPREHENSIVE   ACCUMULATED             COMPREHENSIVE
                                           LOSS          DEFICIT      TOTAL        LOSS
                                       -------------   -----------   -------   -------------
Balance at December 31, 1997.........      $            $(76,578)    $10,930
Compensation expense related to stock
  options............................                                    100
Issuance of common stock under
  employee stock compensation
  plans..............................                                    126
Repayment of notes receivable from
  stockholders.......................                                    231
Net loss.............................                     (3,805)     (3,805)     $(3,805)
                                           -----        --------     -------      =======
Balance at December 31, 1998.........                    (80,383)      7,582
Issuance of common stock under
  employee stock compensation
  plans..............................                                    276
Compensation expense related to stock
  options............................                                     50
Issuance of preferred stock, common
  stock and common stock options in
  connection with ScanSoft
  acquisition........................                                 17,448
Common stock repurchased and
  retired............................                                   (684)
Net loss.............................                     (2,748)     (2,748)     $(2,748)
                                           -----        --------     -------      =======
Balance at December 31, 1999.........      $            $(83,131)    $21,924

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               DEFERRED
                                                                                             COMPENSATION
                                                                                            AND NOTES FROM     ACCUMULATED
                                PREFERRED STOCK        COMMON STOCK                          RECEIVABLES          OTHER
                               ------------------   -------------------     ADDITIONAL           FROM         COMPREHENSIVE
                                SHARES     AMOUNT     SHARES     AMOUNT   PAID-IN CAPITAL    STOCKHOLDERS         LOSS
                               ---------   ------   ----------   ------   ---------------   --------------    -------------
Issuance of common stock
  under employee stock
  compensation plans.........                          354,203                    815
Issuance of common stock and
  common stock options in
  connection with Caere
  merger.....................                       19,028,518     19         118,047
Comprehensive loss...........
Net loss.....................
  Foreign currency
    translation adjustment...                                                                                      (93)
  Comprehensive loss.........
                               ---------   ------   ----------    ---        --------           ------            ----
Balance at December 31,
  2000.......................  3,562,238   $4,631   46,072,748    $46        $219,259           $                 $(93)
                               =========   ======   ==========    ===        ========           ======            ====


                               ACCUMULATED                COMPREHENSIVE
                                 DEFICIT       TOTAL          LOSS
                               -----------    --------    -------------
Issuance of common stock
  under employee stock
  compensation plans.........                      815
Issuance of common stock and
  common stock options in
  connection with Caere
  merger.....................                  118,066
Comprehensive loss...........
Net loss.....................     (53,251)     (53,251)     $(53,251)
  Foreign currency
    translation adjustment...                      (93)          (93)
                                                            --------
  Comprehensive loss.........                               $(53,344)
                                ---------     --------      ========
Balance at December 31,
  2000.......................   $(136,382)    $ 87,461
                                =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(53,251)   $(2,748)   $(3,805)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     2,091        240      1,720
     Accounts receivable allowances.........................    (2,904)     2,100     (1,144)
     Write-off of acquired in-process research and
       development..........................................    18,291      3,944         --
     Amortization of goodwill and other intangible assets...    22,586      1,921         --
     Provision for impairment of intangible assets..........     3,490         --         --
     Non-cash portion of restructuring charge...............       272         --         --
     Net gain on sale of hardware business..................        --       (882)        --
     Other..................................................        --         52        144
     Changes in operating assets and liabilities, net of
       effects from acquisitions and sale of hardware
       business:
     Accounts receivable....................................     3,740     (7,291)       (73)
     Inventory..............................................       257       (248)    (1,699)
     Prepaid expenses and other current assets..............       278       (540)       130
     Other assets...........................................      (441)      (122)       147
     Accounts payable.......................................      (700)     1,463     (1,784)
     Accrued sales and marketing incentives.................       455        260       (295)
     Other accrued expenses.................................    (2,002)      (768)    (2,857)
     Deferred revenue.......................................     2,292        121         --
                                                              --------    -------    -------
       Net cash used in operating activities................    (5,546)    (2,498)    (9,516)
                                                              --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash of businesses acquired, net of cash paid.............     1,419        211         --
  Capital expenditures for property and equipment...........    (1,048)      (840)      (305)
  Proceeds from sale of hardware business...................        --      6,788         --
  Net sales of short-term investments.......................        --        140      2,827
  Transfer from (to) restricted cash........................        --        262       (200)
  Other investment..........................................        --       (150)        --
                                                              --------    -------    -------
     Net cash provided by investing activities..............       371      6,411      2,322
                                                              --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term bank borrowings, net...........................     3,400     (6,000)     3,179
  Payment of note payable...................................    (1,600)        --         --
  Repurchase of common stock................................        --       (684)        --
  Proceeds from issuance of common stock, net...............       815        274        313
                                                              --------    -------    -------
       Net cash provided by (used in) financing
          activities........................................     2,615     (6,410)     3,492
                                                              --------    -------    -------
Effects of exchange rate changes on cash and cash
  equivalents...............................................       (31)        --         --
Net decrease in cash and cash equivalents...................    (2,591)    (2,497)    (3,702)
Cash and cash equivalents at beginning of year..............     5,162      7,659     11,361
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $  2,571    $ 5,162    $ 7,659
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for interest....................  $    635    $    --    $   444

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRESENTATION

     ScanSoft, Inc. (the "Company") was incorporated as Visioneer, Inc. in the State of California on March 10, 1992 and was reincorporated in the state of Delaware on December 5, 1995. The Company develops and markets software for scanning, editing and communicating paper documents and photos for sale primarily through retail distributors or directly to retailers on a worldwide basis. Through December 31, 1998, the Company was also a scanner hardware company and derived a majority of its revenues from the sale of scanners.

     In December 1998, the Company negotiated an agreement with Primax Electronics, Ltd. ("Primax") to sell the hardware business of the Company, which was completed on January 6, 1999. (See Note 14). As part of the sale to Primax, the name "Visioneer" was also sold and the Company's employees associated with the hardware business became employees of Primax.

     On March 2, 1999, the Company completed its acquisition of the business of ScanSoft, Inc. ("ScanSoft"), an indirect wholly-owned subsidiary of Xerox Corporation ("Xerox") (See Note 11). In connection with this acquisition, the Company changed its name to ScanSoft, Inc. As described in Note 11, on March 13, 2000, the Company merged with Caere Corporation ("Caere"), a California-based digital imaging software company. The acquisitions of ScanSoft and Caere were accounted for under the purchase method of accounting and, accordingly, the results of operations of ScanSoft and Caere have been included in the Company's financial statements as of the acquisition dates.

     Effective beginning in fiscal 1999, the Company changed its year-end to December 31. Prior to 1999, the Company's fiscal year ended on the Sunday closest to December 31. Accordingly, fiscal 1998 ended January 3, 1999 and contained 53 weeks. The Company's quarterly periods also now end on the last day of the calendar quarter. Prior to 1999, the Company reported quarterly results generally on thirteen-week quarterly periods, each ending on the Sunday closest to month-end. For purposes of presentation within these financial statements, the Company has indicated its accounting year as ending on December 31 or the interim quarterly periods as ending on the respective calendar month-end.

     The Company has sustained recurring losses and negative cash flows from operations and has working capital and accumulated deficits at December 31, 2000. Additionally, the Company has short-term borrowings that are due in full on September 30, 2001, with scheduled payments during each of the first three quarters of 2001. Currently, the Company does not have any borrowing availability under its line of credit. Management believes that the actions taken in fiscal 2000, including restructuring actions and other cost reduction initiatives, have reduced operating expenses to levels which, in combination with expected future revenues, will result in positive cash flow. Therefore, management believes that cash flows from future operations in addition to cash on hand will be sufficient to meet the Company's obligations as they become due for the foreseeable future. Management also believes that, should revenue not achieve the expected levels in 2001, it has the ability, and is committed, to reduce expenses further in order to continue to meet its obligations. Management is pursuing various actions in 2001, including potential equity financing and strategic alliances that may also provide additional liquidity. There can be no assurance that the Company will meet its planned operations, or will be able to reduce expenses quickly enough, or will be successful in obtaining equity financing or strategic alliances on terms favorable to the Company such that the Company will be able to meet its obligations as they become due in the foreseeable future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the dates of the financial statements and the

                                 SCANSOFT, INC.

reported amounts of revenue and expenses during the reporting periods. The most significant estimates included in the financial statements are accounts receivable and sales allowances, inventory valuation, and the recoverability of intangible assets including goodwill. Actual results could differ from those estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries that are denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive loss, which is a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in results of operations.

  Revenue Recognition

     Revenue from software product sales to customers is generally recognized when the product is delivered, provided that no significant obligations remain, evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Revenues from sales to distributors and authorized resellers are subject to agreements allowing price protection and certain rights of return. Accordingly, reserves for estimated future returns, exchanges and credits for price protection are provided for upon shipment of the related product. The Company has limited control over the extent to which products sold to distributors and resellers are sold through to end-users. Accordingly, a portion of the Company's sales may from time to time result in increased inventory at its distributors and resellers. The Company provides sales returns reserves for distributor and reseller inventories. These reserves are recorded as reductions of revenue and are based on the Company's estimates of inventory held by its distributors and resellers and the expected sell through of these products by them. Actual results could differ from these estimates. During the fourth quarter of 2000, the Company recorded an adjustment to increase its reserve for returns by approximately $1.3 million.

     The Company also enters into royalty-bearing agreements with original equipment manufacturers ("OEMs") and performs software development services pursuant to certain license agreements. The Company earns royalties pursuant to certain license agreements based on sales of the Company's products by OEMs to third parties. Royalty revenue is recognized upon delivery of product by the OEM to third parties when such information is available to the Company, or when notified by the OEM that royalties are due as a result of such sale, provided that collectibility is reasonably assured. Revenue from software development services and related license fees are recognized using the percentage of completion method, and losses on such contracts, if any, are recognized when identified. Payments received from customers prior to revenue recognition are reported as deferred revenue. Revenue from hardware product sales to customers (occurring prior to 1999) was generally recognized when the product was shipped, provided no significant obligations remained and collectibility was probable.

  Cash Equivalents and Short-Term Investments

     Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less. The Company has classified all its securities as "available for sale". The Company invests primarily in commercial paper with maturities less than one year. At December 31, 2000 and 1999, the fair market value of these securities approximated cost.

                                 SCANSOFT, INC.

  Inventory

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market value.

  Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the related lease or the useful life, if shorter. The cost and related accumulated depreciation of sold or retired assets are removed from the accounts and any gain or loss is included in operations. Repairs and maintenance costs are expensed as incurred.

  Intangible Assets

     Intangible assets result from business acquisitions that, were accounted for under the purchase method of accounting and consist of the values of identifiable intangible assets including core technology, trademarks, OEM relationships, work force and registered users base, as well as goodwill. Goodwill is the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the purchase date. Intangible assets are reported at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives of three to seven years. The Company evaluates its intangible assets when events and circumstances indicate a potential impairment. Recoverability of these assets is assessed based on undiscounted expected cash flows from these assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. An impairment in the carrying value of each asset is assessed when the undiscounted expected cash flows derived from the asset are less than its carrying value (see
Note 11).

  Research and Development Costs

     Costs incurred in the research and development of new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of software revenue over the estimated useful life of the related products. In the years ended December 31, 2000, 1999 and 1998, costs eligible for capitalization were not material.

  Income Taxes

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which the Company considers to be permanent investments.

  Comprehensive Loss

     Comprehensive loss consists of net loss and other comprehensive loss, which includes foreign currency translation adjustments and unrealized gains and losses on certain investments. For the purposes of comprehensive loss disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

                                 SCANSOFT, INC.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management's expectations. At December 31, 2000 and 1999, the Company's top two customers in aggregate accounted for 50% and 75%, respectively, of accounts receivable.

  Fair Value Disclosures of Financial Instruments

     Financial instruments including cash equivalents, short-term investments, accounts receivables, short-term bank borrowings and accounts payable are carried in the financial statements at amounts that approximate their fair value as of December 31, 2000 and 1999.

  Net Loss Per Share

     Basic loss per share is based on the weighted average number of common shares outstanding, and diluted loss per share is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding. There is no difference between basic and diluted net loss per share for all periods presented since potential common shares from the exercise of stock options and warrants and conversion of Series B Preferred Stock were anti-dilutive for all periods presented and, accordingly, such options, warrants and preferred stock were excluded from the calculation of diluted net loss per share.

  Accounting for Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company follows the disclosure provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (see Note 6). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In June 1999, SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133" was issued. In June 2000, SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" was issued. SFAS 138 does not amend any of the fundamental concepts of Statement 133, but does address a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133, as amended by SFAS 137 and SFAS 138, remains effective for fiscal years beginning after June 15, 2000. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, it expects the adoption of FAS 133 will not have a material impact on its financial position or results of operations.

                                 SCANSOFT, INC.

  Reclassifications

     Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

3. BALANCE SHEET COMPONENTS

     The following table summarizes key balance sheet components (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Inventory
  Raw materials.............................................  $    324    $   524
  Work-in-process...........................................        --         --
  Finished goods............................................       482        256
                                                              --------    -------
                                                              $    806    $   780
                                                              ========    =======
Goodwill and other intangible assets
  Goodwill..................................................  $ 60,447    $    --
  Core technology...........................................    28,586     10,647
  Developed technology......................................    16,340         --
  Trademarks and patents....................................     4,383      2,401
  Non-competition agreement.................................     4,048         --
  Acquired favorable lease..................................       553         --
  OEM relationships.........................................     1,100      1,100
  Assembled workforce.......................................       923        549
  Other.....................................................       200        211
                                                              --------    -------
                                                               116,580     14,908
  Accumulated amortization..................................   (24,529)    (1,921)
                                                              --------    -------
                                                              $ 92,051    $12,987
                                                              ========    =======
Other accrued expenses
  Accrued compensation......................................  $  1,188    $   721
  Accrued restructuring.....................................     1,428         --
  Accrued royalties.........................................       650        200
  Accrued professional fees.................................       638         --
  Accrued other.............................................     1,634        922
                                                              --------    -------
                                                              $  5,538    $ 1,843
                                                              ========    =======

                                 SCANSOFT, INC.

                                                                         DECEMBER 31,
                                                       USEFUL LIFE    ------------------
                                                       (IN YEARS)      2000       1999
                                                       -----------    -------    -------
PROPERTY AND EQUIPMENT
Computers, software and equipment....................     3           $ 5,391    $ 2,897
Leasehold improvements...............................    2-4              505        299
Furniture and fixtures...............................     3               534        127
Construction in process..............................    --                --        295
                                                                      -------    -------
                                                                        6,430      3,618
Accumulated depreciation and amortization............                  (3,476)    (2,072)
                                                                      -------    -------
                                                                      $ 2,954    $ 1,546
                                                                      =======    =======

     Depreciation and amortization expense, associated with property and equipment, for the years ended December 31, 2000, 1999 and 1998 was $2,091,000, $240,000 and $1,720,000, respectively.

4. BANK LINE OF CREDIT

     On March 14, 2000, the Company entered into a one year Credit Agreement (the "Agreement") with its primary financial institution for a $10,000,000 revolving loan (the "Credit Facility"). Borrowings under the Credit Facility bear interest at the prime rate plus one percent (10.5% at December 31, 2000). The maximum aggregate amount of borrowings outstanding at any one time was limited to the lesser of (a) $10,000,000 or (b) the Borrowing Base. The Borrowing Base was equal to fifty percent (50%) of eligible accounts receivables. As of June 12, 2000, the Agreement was amended to modify the total commitment by the bank from $10,000,000 to $5,000,000 and the Borrowing Base requirement was removed. As described below, at December 31, 2000, the Credit Facility was limited to the amount outstanding at December 31, 2000, of $3,400,000.

     Pursuant to the Agreement, the Company was bound by certain financial and non-financial covenants, including maintaining certain earnings levels and liquidity ratios, restrictions on dividends and capital expenditures. Borrowings under the Agreement are collateralized by substantially all of the Company's assets. On October 18, 2000, the Company amended the Agreement to waive all financial covenants until December 29, 2000. In conjunction with this amendment, the interest rate was increased by one percent to two percent per annum above the bank's prime rate (11.5% at December 31, 2000), and the Company agreed not to re-borrow amounts that had been repaid. As a result, the Credit Facility was fully utilized as of December 31, 2000. Additionally, the maturity date of the line of credit was extended from March 12, 2001 until September 30, 2001, and a payment schedule was agreed to. On December 28, 2000, the Credit Facility was further amended to establish financial covenants for the quarter ending December 31, 2000 and the first three quarters of 2001. As of December 31, 2000, the Company was in compliance with all covenants under the amended Credit Facility.

5. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 as Series B Preferred Stock. In connection with the acquisition of ScanSoft (Note 11), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox. The Series B Preferred Stock is convertible into shares of common stock on a share for share basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The Series B Preferred Stock holders are entitled to non-cumulative dividends at the rate of $0.065 per annum per share, payable when, as and if declared by the Board of Directors. To date no dividends have been declared by the Board of Directors. Holders of Series B Preferred

                                 SCANSOFT, INC.

Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock.

  Common Stock Warrants

     In connection with the ScanSoft acquisition in 1999 (Note 11), the Company issued Xerox a ten-year warrant that allows Xerox to acquire a number of shares of common stock equal to the number of options (whether vested or unvested) that remains unexercised at the expiration of any ScanSoft option assumed by the Company in the merger. The exercise price for each warrant share is $0.61. If all of the assumed ScanSoft options expire without being exercised, Xerox would be entitled to purchase 1,736,630 shares of common stock. The warrant was fully vested on the date of grant; however, Xerox may not exercise the warrant prior to March 2, 2001, unless, immediately after such exercise, Xerox owns directly or indirectly less than 45% of the Company's shares of common stock immediately after such exercise. From the date of acquisition through December 31, 2000, approximately 484,465 ScanSoft options have been forfeited and accordingly, the Xerox warrant was exercisable for the purchase of 484,465 shares of the Company's common stock.

6. STOCK COMPENSATION PLANS

  Stock Option and Award Plans

     The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock generally at the fair market value on the date of grant. Certain plans allow for options to be granted at below fair market value under certain circumstances. Options become exercisable over various periods, typically two to four years and have a maximum term of 10 years. At December 31, 2000, 12,758,552 shares were authorized for grant under the Company's stock-based compensation plans, of which 1,769,839 were available for future grant.

     The following table summarizes activity under all stock option plans and for options granted outside the plans:

                                                           NUMBER         PRICE PER
                                                         OF SHARES          SHARE
                                                         ----------    ----------------
Balance at December 31, 1997...........................   3,142,910    $0.15 - $12.00
Options granted........................................   3,147,801    $0.91 - $3.00
Options exercised......................................    (172,129)   $0.15 - $1.75
Options canceled.......................................  (3,566,679)   $0.15 - $7.00
                                                         ----------
Balance at December 31, 1998...........................   2,551,903    $0.15 - $12.00
Options granted........................................   3,344,392    $1.19 - $5.38
Options granted in exchange for ScanSoft options.......   1,736,630    $0.61
Options exercised......................................    (371,230)   $0.15 - $1.75
Options canceled.......................................  (3,082,858)   $0.40 - $12.00
                                                         ----------
Balance at December 31, 1999...........................   4,178,837    $0.15 - $12.00
Options granted........................................   7,453,007    $0.4063 - $5.94
Options granted in exchange for Caere options..........   4,577,993    $2.28 - $6.14
Options exercised......................................    (307,307)   $0.61 - $4.50
Options canceled.......................................  (3,536,878)   $0.61 - $12.00
                                                         ----------
Balance at December 31, 2000...........................  12,365,652    $0.4063 - $6.14
                                                         ==========

                                 SCANSOFT, INC.

     The weighted average fair market value per share of options granted was $2.29, $1.79 and $1.16 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The following table summarizes information about stock options outstanding under the Company's stock compensation plans at December 31, 2000:

                           OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
               --------------------------------------------   ----------------------------
                               WEIGHTED
                                AVERAGE         WEIGHTED                       WEIGHTED
EXERCISE         SHARES        REMAINING        AVERAGE         SHARES         AVERAGE
PRICE RANGE    OUTSTANDING   LIFE IN YEARS   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-------------  -----------   -------------   --------------   -----------   --------------
$0.41 - $0.61     848,796        7.62            $0.59           464,259        $0.61
$0.94 - $1.28   1,396,227        9.59             1.27            12,500         1.25
$1.31 - $1.34     311,000        9.67             1.34            10,000         1.31
$1.44 - $1.44   2,504,500        9.64             1.44           312,500         1.44
$1.53 - $1.73   1,475,864        8.33             1.64           330,256         1.63
$1.78 - $3.00   1,620,359        8.70             2.51           423,752         2.80
$3.02 - $3.55   1,270,647        6.42             3.33           870,316         3.36
$3.57 - $4.71   1,403,776        6.20             4.17           915,302         4.12
$4.75 - $5.87   1,388,203        8.55             5.21           643,746         5.33
$5.93 - $6.14     146,280        7.90             5.98           106,280         6.00
               ----------                                      ---------
$0.41 - $6.14  12,365,652        8.35            $2.51         4,088,911        $3.24
               ==========                                      =========

  1995 Employee Stock Purchase Plan

     The Company's 1995 Employee Stock Purchase Plan, as amended on June 29, 1999, authorizes the issuance of a maximum of 1,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The Company issued 46,896, 60,786 and 116,969 shares of common stock under this plan during the years ended December 31, 2000, 1999 and 1998 respectively.

  Pro Forma Information

     Had compensation expense for the Company's stock-based compensation plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and pro forma net loss and the Company's net loss and pro forma net loss per share would have been as follows (in thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Net loss -- as reported..............................  $(53,251)   $(2,748)   $(3,805)
Net loss -- pro forma................................  $(57,419)   $(5,004)   $(6,483)
Net loss per share -- as reported: basic and
  diluted............................................  $  (1.26)   $ (0.11)   $ (0.19)
Net loss per share -- pro forma: basic and diluted...  $  (1.36)   $ (0.20)   $ (0.33)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the applicable period: expected volatility of 100% to 150% for 2000, 100% to 130% for 1999 and 70% for 1998, risk-free interest rate of 5.02% to 6.68% for options granted in 2000, 5.36% to 6.07% for options granted in 1999, and 5.12% for

                                 SCANSOFT, INC.

options granted in 1998, and a weighted average expected option term of 5.0 years for all periods. The Company has not paid dividends to date and assumed no dividend yield.

     For the Employee Stock Purchase Plan, the fair value of each purchase right was estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following assumptions used in 2000, 1999 and 1998: expected volatility of 128% for 2000, 100% to 130% for 1999 and 70% for 1998; risk-free interest rate of 6.10%, 5.03% and 5.12% for 2000, 1999 and 1998, respectively; and expected lives of six months for all three years. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of all purchase rights granted in 2000, 1999 and 1998, were $1.73, $0.66 and $0.70, respectively.

7. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     In March 1999, the Company entered into an agreement with Xerox to sublease 37,636 square feet within Xerox's leased facility in Peabody, Massachusetts. The term of the non-cancelable sublease is twenty-nine months. Minimum rental payments under the sublease rent agreement totals $387,000, of which $244,000 was due in 2000 and $143,000 is due in 2001. On December 18, 2000, the Company amended the lease agreement to extend the lease for five additional years through July 31, 2006. Beginning on August 1, 2001, the lease requires annual lease payments of $395,178. Subsequent years lease payments are subject to cost of living adjustments as defined in the lease amendment.

     The Company also leases approximately 7,000 square feet of office space in Los Gatos, California. The Company is currently committed under the lease through January 31, 2004. Annual lease payments for 2001, 2002, 2003 and 2004 are as follows, $100,450, $135,450, $142,450 and $11,900, respectively.

     Additionally, the Company leases approximately 3,500 square feet of office space in Budapest, Hungary. The Company is currently committed through September 30, 2003. Annual lease payments for 2001, 2002 and 2003 are as follows, $171,000, $180,000 and $183,000.

     Total rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $756,000, $288,000 and $339,000, respectively.

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

8. 401(K) SAVINGS PLAN

     The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company contributes 100% of up to the first 4% of an employee's salary contributed to the 401(k) Plan by the employee. The Company's contributions to the 401(k) Plan totaled $414,000, $290,000 and $286,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                 SCANSOFT, INC.

9. SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

     The Company operates in a single segment and has no organizational structure dictated by product lines, geography or customer type. The following table presents total revenue information by geographic area (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
United States.........................................  $39,965    $24,732    $73,219
Other foreign countries...............................    9,090      6,897      5,851
                                                        -------    -------    -------
  Total...............................................  $49,055    $31,629    $79,070
                                                        =======    =======    =======

     Revenue classification above is based on the country in which the sale originates. Revenue in other countries predominately relates to sales to customers in Europe. Intercompany sales are insignificant as products sold in other countries are sourced within Europe.

     The following table summarizes the Company's long-lived assets, excluding intangible assets, by geographic location (in thousands):

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
United States............................................  $3,505    $1,831    $1,020
Other foreign countries..................................     561        75        84
                                                           ------    ------    ------
                                                           $4,066    $1,906    $1,104
                                                           ======    ======    ======

     In 2000, three customers accounted for 27%, 11% and 11% of total net revenues. During 1999, three customers accounted for 24%, 15% and 14% of total net revenues. During 1998, two customers accounted for 18% and 12% of total net revenues.

10. INCOME TAXES

     The components of the income tax provision are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Federal.....................................................  $ --     $ 70      $
  Foreign...................................................   382       60      --
  State.....................................................    90       20      --
                                                              ----     ----      --
     Provision for income taxes.............................  $472     $150      $--
                                                              ====     ====      ==

                                 SCANSOFT, INC.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Deferred tax assets
  Net operating loss credit carryforwards...................  $ 40,450    $ 22,750
  Federal and state credit carryforwards....................     3,213       2,278
  Capitalized start-up and development costs................     1,091         589
  Accrued expense and other reserves........................     4,007       1,274
  Deferred revenue..........................................     1,136         609
  Depreciation..............................................     1,697         834
  Other.....................................................         5          41
                                                              --------    --------
  Gross deferred tax assets.................................    51,599      28,375
Deferred tax liabilities
  Acquired intangibles......................................   (14,622)     (3,810)
  Other.....................................................        --        (248)
Valuation allowance.........................................   (36,977)    (24,317)
                                                              --------    --------
     Net deferred tax assets................................  $     --    $     --
                                                              ========    ========

     At December 31, 2000 and 1999, the Company provided a valuation allowance for the full amount of its net deferred tax assets since, based on the weight of available evidence, management could not conclude that it is more likely than not that these future benefits will be realized.

     A reconciliation of the Company's tax position (benefit) to the statutory federal rate is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Federal statutory tax rate..................................  (34.0)%  (34.0)%
Nondeductible in-process research and development...........    5.3%    51.6%
Foreign taxes...............................................    0.4%     2.3%
State tax, net of federal benefit...........................    0.1%     0.5%
Change in valuation allowance...............................   29.1%   (14.6)%
                                                              -----    -----
                                                                0.9%     5.8%
                                                              =====    =====

     At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $105 million and $62 million, respectively, of which approximately $2.8 million and $1.4 million related to tax deductions from stock compensation, respectively. The tax benefit related to the stock compensation, when realized, will be accounted for as additional paid-in capital rather than as a reduction of the provision for income tax. Research and development credit carryforwards as of December 31, 2000 were approximately $3.2 million. The net operating loss and credit carryforwards will expire at various dates through 2020, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                                 SCANSOFT, INC.

11. ACQUISITIONS

  Caere Acquisition:

     On March 13, 2000, the Company acquired all of the outstanding capital stock of Caere Corporation, a California-based company that designed, developed and marketed a range of optical character recognition software tools, for approximately $48.5 million in cash, 19.0 million shares of common stock of the Company valued at $98.5 million, and the issuance of stock options for the purchase of approximately 4.6 million shares of the Company's common stock valued at $15.5 million, in exchange for outstanding employee stock options of Caere. The fair value of the employee stock options was estimated using the Black-Scholes option pricing model. In addition, pursuant to a concurrent non-competition agreement and subject to certain other conditions, the Company agreed to pay in cash the former Caere President and CEO on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by the number of beneficial shares owned by the former executive. The value of this stock price guarantee at the date of acquisition was approximately $4.1 million and has been included in the total purchase price of the acquisition. The amount paid, if any, will be recorded as a reduction in additional paid-in capital. Additionally, in conjunction with the acquisition, the Company incurred approximately $1.8 million of acquisition related costs. The purchase price of Caere, including acquisition costs was allocated as follows (in thousands):

Property and equipment......................................  $  2,865
Current and other tangible assets...........................    58,400
Liabilities assumed.........................................   (16,985)
Goodwill....................................................    61,095
Core technology.............................................    17,905
Developed technology........................................    16,340
Other identified intangible assets..........................    10,448
Acquired in-process research and development................    18,291
                                                              --------
                                                              $168,359
                                                              ========

     The amounts allocated to identifiable tangible and intangible assets, including acquired in-process research and development, were based on the results of an independent appraisal. Goodwill represents the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquired in-process research and development represented development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount of $18.3 million was charged to operations upon consummation of the acquisition.

     The values of the core technology, developed technology and acquired in-process technology were determined by a risk adjusted, discounted cash flow approach. The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from the sale of such products, discounting net cash flows back to their present values, and adjusting those results to reflect the projects' stages of completion at the acquisition date. These include projects (primarily major version upgrades) in each of Caere's major products, including OmniPage, OmniForm, and PageKeeper. The discount rates used were 14% for developed technology, 19% for core technology, and 24% for in-process technology. The discount rate for in-process technology takes into consideration the Company's weighted average cost of capital adjusted for the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances, which could potentially impact the estimates described above.

                                 SCANSOFT, INC.

     The percentage of completion of the in-process projects ranged from 50% to 67% at the date of the acquisition. Revenues were initially projected to be generated in late 2000 for each of the product versions in development at the acquisition date. As of December 31, 2000, the Company revised those projections and expects revenues from these projects to be generated beginning in the second quarter of 2001. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected.

     The table following identifies the intangible assets acquired in connection with Caere and their respective lives:

                                                                  AMOUNT           LIFE
                                                              (IN THOUSANDS)    (IN YEARS)
                                                              --------------    ----------
Goodwill....................................................     $ 61,095            6
Core technology.............................................       17,905            5
Developed technology........................................       16,340            2
Other identified intangible assets..........................       10,448          2-5
                                                                 --------
                                                                 $105,788
                                                                 ========

     Other identified intangible assets consist of a non-compete agreement, acquired work force, a favorable building lease agreement, and patents on the Caere technology. These assets have expected useful lives of 2, 3, 4 and 5 years, respectively and are being amortized accordingly.

     During the year ended December 31, 2000, the Company, as a result of its June restructuring (Note 12), wrote-off $1,074,000 of acquired workforce and $2,416,000 of the favorable building lease established as part of the identifiable intangible assets acquired from Caere. The portion of the assets impaired related directly to the number of employees terminated and facility space vacated in connection with these restructuring actions.

     This acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Caere and the fair market value of acquired assets and assumed liabilities have been included in the financial statements of the Company as of the date of acquisition.

  ScanSoft Acquisition:

     On March 2, 1999, the Company acquired the business of ScanSoft, Inc., an indirect wholly-owned subsidiary of Xerox, for approximately 6.8 million shares of common stock valued at $10.4 million, 3.6 million shares of non-voting Preferred Stock valued at $4.6 million and the issuance of stock options for the purchase of approximately 1.7 million shares of the Company's common stock, valued at $2.4 million, in exchange for outstanding employee stock options of ScanSoft. In conjunction with the acquisition, the Company incurred approximately $1.2 million of acquisition related costs.

     The purchase price of $18.6 million was allocated to the tangible and intangible assets acquired and liabilities assumed based on fair value. The portion of the purchase price allocated to intangible assets (acquired in-process research and development, core technology, trade mark and trade name, and assembled workforce) acquired was based on an independent appraisal. Acquired in-process research and development represented development projects that had not yet reached technological feasibility and had no alternative

                                 SCANSOFT, INC.

future use. Accordingly, the amount of $3.9 million was charged to operations upon consummation of the acquisition. The purchase price was allocated as follows (in thousands):

Property and equipment......................................  $   909
Current and other assets....................................    4,813
Liabilities assumed.........................................   (2,166)
Identified intangible assets................................   11,096
Acquired in-process research and development................    3,944
                                                              -------
                                                              $18,596
                                                              =======

     This acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of ScanSoft and the fair value of acquired assets and assumed liabilities have been included in the financial statements of the Company as of the date of acquisition.

     The values of the core technology and acquired in-process technology were determined by a risk adjusted, discounted cash flow approach. The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from the sale of such products, discounting net cash flows back to their present values, and adjusting those results to reflect the projects' stages of completion at the acquisition date. These projects include projects (primarily major version releases) in each of ScanSoft's major products, including ScanWorks, Pagis, TextBridge and API. The discount rate used for the core technology and in-process technology was 20% and 25%, respectively. This discount rate takes into consideration the Company's weighted-average cost of capital adjusted for the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances, which could potentially impact the estimates described above. The percentage of completion of the projects ranged from 73% to 95% at the date of acquisition. All of the projects were successfully completed in 1999.

     The following table identifies the intangible assets acquired in connection with ScanSoft and their respective lives:

                                                          AMOUNT           LIFE
                                                      (IN THOUSANDS)    (IN YEARS)
                                                      --------------    ----------
Core technology.....................................     $ 8,747            6
Trademark...........................................       1,800            7
Work force..........................................         549            3
                                                         -------
                                                         $11,096
                                                         =======

  Acquisition of MetaCreations Product Lines:

     On June 30, 1999, the Company entered into a definitive asset purchase agreement (the "Purchase Agreement") and license agreement (the "License") to acquire and license certain assets and intellectual property relating to the photo imaging software products business of MetaCreations Corporation ("MetaCreations"), which include Kai's PhotoSoap 1.0 and 2.0, Kai's SuperGOO 1.0, Kai's PowerGOO 1.0 and Kai's Power SHOW 1.1 (the "Products").

     Pursuant to the Purchase Agreement, the Company purchased all MetaCreations' inventory, intangibles, marketing materials and website content relating to the Products. Under the License Agreement, MetaCreations granted the Company a perpetual non-exclusive, royaltyfree license to use, reproduce, license, sell and distribute the intellectual property relating to the Products and other related software technology. The Company paid MetaCreations an aggregate of $1,000,000 in cash and issued a 7% promissory note in the

                                 SCANSOFT, INC.

principal amount of $1,600,000, due and paid in full on June 30, 2000. Additionally, the Company assumed the obligations to fulfill sales orders relating to the Products, all liabilities under all original equipment manufacturer and other agreements pertaining to the Products, and up to $950,000 of product returns relating to Products sold prior to the date of the Purchase Agreement. The Purchase Agreement includes contingent financial performance incentive payments under which the Company could pay former MetaCreations stockholders up to an additional $1,000,000, depending on the revenue levels achieved from the Products and certain other technology licensed in the License Agreement. To date, no contingent payments have been earned. Any future contingent payments earned will be recorded as additional purchase price, allocated to identifiable intangible assets or goodwill, as appropriate, and amortized over the remaining amortization period of the intangible asset or goodwill.

     The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on fair value. The portion of the purchase price allocated to intangible assets (core technology, OEM relationships, trademarks, and registered users base) acquired was based on an independent appraisal. The allocation of purchase price is estimated as follows (in thousands):

Net liabilities assumed.....................................  $(1,234)
Identified intangible assets................................    3,834
                                                              -------
                                                              $ 2,600
                                                              =======

     The following table identifies the intangible assets acquired in connection with MetaCreations and their respective lives:

                                                          AMOUNT           LIFE
                                                      (IN THOUSANDS)    (IN YEARS)
                                                      --------------    ----------
Core technology.....................................      $1,934            3
OEM relationships...................................       1,100            3
Trademark and registered users......................         800            3
                                                          ------
                                                          $3,834
                                                          ======

     During the fourth quarter of 2000, based on the financial results of the MetaCreations products, the Company reviewed the estimated future lives of the MetaCreations intangible assets. As a result of this review, the Company reduced the future amortization period of these intangible assets with lives greater than three years at December 31, 2000, to three years. This change will result in increased amortization of $248,000 per year over the next three years.

PRO FORMA RESULTS (UNAUDITED)

     The following table reflects unaudited pro forma results of operations of the Company assuming that the sale of the hardware business (Note 14) and the acquisition of ScanSoft had occurred on January 1, 1998 and Caere (Note 11) had occurred on January 1, 1999 (in thousands, except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Revenues............................................  $ 58,956    $ 93,299    $34,791
Net loss............................................  $(45,098)   $(21,248)   $(1,816)
Net loss per diluted share..........................  $  (1.05)   $  (0.46)   $ (0.07)

     These unaudited pro forma results of operations do not include the gain on sale of the hardware business or the write-off of acquired in-process research and development as these amounts were non-recurring in

                                 SCANSOFT, INC.

nature. Additionally, these unaudited results do not include the impact of the asset purchase of MetaCreations as including those results would not differ materially from the unaudited pro forma results. The unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of these periods.

12. RESTRUCTURING AND OTHER CHARGES

     In connection with the acquisition of Caere in the first quarter of 2000, the Company identified approximately 46 employees of Caere whose positions were eliminated upon consummation of the acquisition. These positions included 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the Caere president and CEO position was eliminated. As a result, the Company established as part of the purchase price allocation, a restructuring reserve of $487,000 for severance payments to employees, and a restructuring reserve of $1,065,000 for severance to the Caere former president and CEO, the payments of which will continue over the next 4 years.

     The Company was obligated to pay retention bonuses amounting to approximately $797,000 relating to key employees who were used in the integration of Caere and the Company. These retention bonuses were expensed as incurred and were not included in the purchase price of the acquisition. As of December 31, 2000, the Company had paid all of these bonuses.

     In June 2000, the Company implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues. The process included a review of all potentially redundant functions and facilities. As part of this process, the Company determined it would be more cost effective to eliminate duplicative activities being performed in Los Gatos, California through relocating certain of these efforts to Peabody, Massachusetts and Budapest, Hungary. These activities consisted primarily of research and development, marketing, customer support and general and administrative functions. As a result, the Company eliminated 65 employee positions including 29 in research and development, 13 in general and administrative functions and 23 in support and marketing. The Company recorded a restructuring charge in the amount of $1,069,000 for severance payments to these employees, and a restructuring charge of $397,000 for certain termination fees to be incurred as a result of exiting the Los Gatos facility. Additionally, the Company wrote-off $3,490,000 of net intangible assets acquired as part of the Caere acquisition including the acquired work force of $1,074,000 and the favorable building lease of $2,416,000, which were impaired as a result of the restructuring action.

     The Company was obligated to pay retention bonuses amounting to approximately $212,000 relating to key employees who were used in completing the restructuring of the Company. These amounts were expensed as incurred and were not included in the restructuring charge. As of December 31, 2000, the Company had paid all of these bonuses.

     For the year ended December 31, 2000, the Company paid $1,120,000 in severance payments related to the restructuring actions. The remaining severance balance of $1,428,000, will be paid over the next four years as it primarily relates to severance for the former Caere President and CEO.

     During the fourth quarter of 2000, the Company identified an additional $276,000 of facility related exit costs related to leasehold improvements on the Los Gatos facility in space vacated by the Company. Additionally during the fourth quarter, the Company reversed $420,000 of restructuring accruals taken in June 2000 based on revised estimates of restructuring liabilities. Facility related contracts accounted for $347,000 of the total reversal; the remaining $73,000 related to severance accruals for employees who left the Company prior to being eligible to receive severance benefits.

                                 SCANSOFT, INC.

     The following table sets forth the 2000 restructuring reserve activity (in thousands):

                                                          LEASE    INTANGIBLE
                                              EMPLOYEE    EXIT       ASSET
RESTRUCTURING AND OTHER CHARGES RESERVE       RELATED     COSTS    IMPAIRMENT     TOTAL
---------------------------------------       --------    -----    ----------    -------
Restructuring reserve provided in March 2000
  acquisition...............................  $ 1,552                            $ 1,552
Restructuring and other charges for June
  2000 restructuring........................    1,069     $ 397     $ 3,490        4,956
Additional Restructuring charges for June
  2000 restructuring........................                276                      276
Reversal of excess restructuring charges
  related to June 2000 restructuring........      (73)     (347)                    (420)
Non-cash write-off..........................               (276)     (3,490)      (3,766)
Cash payments...............................   (1,120)                            (1,120)
                                              -------     -----     -------      -------
Balance at December 31, 2000................  $ 1,428     $  50     $    --      $ 1,478
                                              =======     =====     =======      =======

     Pursuant to the disposal of the hardware business and acquisition of the software business of ScanSoft, the Company initiated restructuring actions in the first quarter of 1999 and recorded a charge of $346,000 for such actions. Included in the charge was $188,000 related to work force reduction. The work force reduction costs primarily included severance costs related to the termination of approximately 10 research and development employees. The terminations were necessary in order to consolidate the Company's research and development efforts to its corporate headquarters in Massachusetts. Also included was approximately $46,000 in fixed assets and $82,000 in non-refundable commitments associated with the California operation which were no longer required once the headquarters were moved to Massachusetts, and $30,000 in other exit costs. All planned restructuring actions were completed and all related liabilities were paid in 1999, and there are no remaining accruals at December 31, 1999.

13. RELATED PARTIES

     At December 31, 2000, Xerox owned approximately 26% of the Company's outstanding common stock and all of the Company's outstanding Series B Preferred Stock. In addition, Xerox has the opportunity to acquire additional shares of common stock pursuant to a warrant (Note 5). In addition, Xerox had the right to designate two individuals to the Board of Directors. This right terminated on March 2, 2001. The Company and Xerox have entered into multiple non-exclusive agreements in which the Company grants Xerox the royalty-bearing right to copy and distribute certain versions of the Company's software programs with Xerox's multi-function peripherals. In 2000 and 1999, Xerox accounted for 11% and 14% of total net revenues, respectively. As of December 31, 2000, Xerox owed the Company $1.6 million pursuant to these agreements.

     On September 13, 1999, the Company purchased 600,000 shares of Series A Preferred Stock, par value $.10 per share, at a cost of $.25 per share for a total investment of $150,000 in BookmarkCentral.com (which was recently renamed EchoBahn.com, Inc.). One of the Company's directors, is a founder and the current President and Chief Executive Officer of EchoBahn.

14. SALE OF HARDWARE BUSINESS

     On December 3, 1998, the Company entered into an agreement to sell the assets, liabilities and intellectual property related to the hardware business to Primax for approximately $6.8 million in cash. The terms of the agreement also granted to Primax a software license agreement that allows them to "bundle," market and sell the Company's PaperPort software with Primax hardware products. The agreement requires the payment of certain royalties by Primax to the Company.

                                 SCANSOFT, INC.

     On January 6, 1999 the agreement with Primax was consummated. The Company reported a non-operating gain of $882,000 related to the sale of the hardware business, net of the costs and expenses of disposing of the business. The most significant assets and liabilities at December 31, 1998 of the hardware business were receivables, inventories and accounts payable in the approximate amounts of $12.7 million, $4.4 million and $10.7 million, respectively. Pursuant to the agreement, the Company agreed to purchase vested options for the purchase of the Company's common stock of employees that were terminated and transferred to Primax. The total cost to the Company was $273,000 and was recorded against the gain on sale. In addition, Primax assumed the lease of the Company's then corporate facilities. The Company entered into an agreement with Primax to pay Primax rent for its use of this facility until the Company moved to Peabody, Massachusetts after the acquisition of ScanSoft in March 1999.

  Hardware Business Pro Forma Information (Unaudited)

     As a result of the sale of the hardware business, the Company's results of operations since January 6, 1999 do not include any revenues or expenses associated with the hardware business. The following table summarizes the unaudited pro forma operating information for the hardware business and the remaining software business for the year ended December 31, 1998 (in thousands):

                                                        HARDWARE    SOFTWARE
                                                        BUSINESS    BUSINESS    COMBINED
                                                        --------    --------    --------
Net revenues..........................................  $66,015     $13,055     $79,070
Costs and expenses
  Cost of revenues....................................   55,474       3,896      59,370
  Research and development............................      734       3,674       4,408
  Selling, general and administrative.................   15,887       3,263      19,150
                                                        -------     -------     -------
     Total costs and expenses.........................   72,095      10,833      82,928
                                                        -------     -------     -------
Income (loss) from operations.........................   (6,080)      2,222      (3,858)
Other income, net.....................................       26          27          53
                                                        -------     -------     -------
Net income (loss).....................................  $(6,054)    $ 2,249     $(3,805)
                                                        =======     =======     =======

                                 SCANSOFT, INC.

15. QUARTERLY DATA (UNAUDITED)

     The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

                                         FIRST       SECOND      THIRD     FOURTH
                                        QUARTER     QUARTER     QUARTER    QUARTER      YEAR
                                        --------    --------    -------    -------    --------
                                                      (IN THOUSANDS, EXCEPT PER
                                                            SHARE AMOUNTS)
2000
Net sales.............................  $  7,415    $ 13,975    $13,638    $14,027    $ 49,055
Net income (loss).....................  $(23,938)   $(16,028)   $(7,076)   $(6,209)   $(53,251)
Earnings per share:
  Basic...............................  $  (0.78)   $  (0.35)   $ (0.15)   $ (0.13)   $  (1.26)
  Diluted.............................  $  (0.78)   $  (0.35)   $ (0.15)   $ (0.13)   $  (1.26)
Weighted average common shares
  outstanding:
  Basic...............................    30,529      45,918     45,963     46,032      42,107
  Diluted.............................    30,529      45,918     45,963     46,032      42,107
1999
Net sales.............................  $  4,508    $ 10,268    $ 8,210    $ 8,643    $ 31,629
Net income (loss).....................  $ (4,025)   $    823    $   472    $   (18)   $ (2,748)
Earnings per share:
  Basic...............................  $  (0.18)   $   0.03    $  0.02    $ (0.00)   $  (0.11)
  Diluted.............................  $  (0.18)   $   0.03    $  0.01    $ (0.00)   $  (0.11)
Weighted average common shares
  outstanding:
  Basic...............................    22,220      26,409     26,472     26,603      25,630
  Diluted.............................    22,220      31,557     31,937     26,603      25,630

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of ScanSoft, Inc:

     Our audits of the consolidated financial statements referred to in our report dated February 9, 2001, appearing in the 2000 Annual Report on Form 10-K of ScanSoft, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 9, 2001

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                              ACCOUNTS RECEIVABLE

                                                               2000       1999        1998
                                                              ------    --------    --------
Balance at beginning of period..............................  $3,690    $  4,171    $  5,315
Additions charged to costs and expenses.....................     726       9,305      19,480
Additions charged to other..................................   3,116(a)      987          --
Deductions and write-offs...................................    (157)    (10,773)    (20,624)
                                                              ------    --------    --------
Balance at end of period....................................  $7,375    $  3,690    $  4,171
                                                              ======    ========    ========

(a) Amounts recorded against revenue representing estimated returns as of December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding Board of Directors as of March 26, 2001.

NAME                                   AGE          PRINCIPAL OCCUPATIONS FOR PAST FIVE YEARS
----                                   ---          -----------------------------------------
Paul A. Ricci........................  44    - Served as the Chairman of the Board of Directors of
                                             the Company since March 2, 1999 and Chief Executive
                                               Officer of the Company since August 21, 2000.
                                             - From January 1998 to August 2000, Mr. Ricci was the
                                               Corporate Vice President, Business Development at
                                               Xerox Corporation.
                                             - Prior to 1998, Mr. Ricci held several positions within
                                             Xerox, including serving as President of the Desktop
                                               Document Systems Division.
                                             - Prior to Xerox, Mr. Ricci served as Vice President of
                                               Marketing and Services at Natural Language, Inc.
Michael K. Tivnan....................  48    - Served as the President and Chief Operating Officer of
                                             the Company since August 21, 2000.
                                             - From March 2, 1999 until August 21, 2000, Mr. Tivnan
                                             served as the President and Chief Executive Officer of
                                               the Company.
                                             - From February 1998 until March 2, 1999, Mr. Tivnan
                                             served as the President of ScanSoft, Inc., which was
                                               then operating as an indirect wholly owned subsidiary
                                               of Xerox.
                                             - From November 1993 until February 1998, Mr. Tivnan
                                             served as General Manager and Vice President of
                                               ScanSoft.
                                             - From January 1991 until November 1993, Mr. Tivnan
                                             served as Chief Financial Officer of ScanSoft.

NAME                                   AGE          PRINCIPAL OCCUPATIONS FOR PAST FIVE YEARS
----                                   ---          -----------------------------------------
J. Larry Smart.......................  53    - Served as a director of the Company since February
                                               1997.
                                             - Mr. Smart is currently the President and Chief
                                             Executive Officer of EchoBahn.com, a
                                               business-to-business Internet marketing services
                                               company.
                                             - From April 1997 until March 2, 1999, Mr. Smart served
                                             as President and Chief Executive Officer of Visioneer,
                                               Inc. Mr. Smart served as Chairman of the Board of
                                               Directors of Visioneer, Inc. from February 1997 until
                                               April 1997.
                                             - From July 1995 to March 1997, Mr. Smart was Chairman,
                                               President and Chief Executive Officer of StreamLogic
                                               Corporation/Micropolis Corporation, a data storage and
                                               delivery company.
                                             - From March 1994 to February 1995, Mr. Smart was
                                             President and Chief Executive Officer of Maxtor
                                               Corporation, a disk drive development and
                                               manufacturing company.
                                             - Mr. Smart currently serves as Chairman of the Board of
                                               Visioneer, Inc. (Primax Company) a computer scanner
                                               company and is a director of Quicknet Technologies and
                                               Wirestone.
Mark B. Myers........................  61    - Served as a director of the Company since March 2,
                                               1999.
                                             - Dr. Myers served as Senior Vice President, Xerox
                                             Research and Technology, responsible for worldwide
                                               research and technology from 1992 until 2000.
Katharine A. Martin..................  38    - Served as a director of the Company since December 17,
                                               1999.
                                             - Since March 2, 1999, Ms. Martin has served as the
                                               Company's Corporate Secretary.
                                             - Since September 1999, Ms. Martin has served as a
                                             Member of Wilson Sonsini Goodrich & Rosati, a
                                               Professional Corporation. Wilson Sonsini Goodrich &
                                               Rosati as the primary outside corporate and securities
                                               counsel to the Company.
                                             - From January 1995 to September 1999, Ms. Martin served
                                             as a Partner of Pillsbury Madison & Sutro LLP and from
                                               September 1987 to December 1994 as an associate of
                                               Pillsbury Madison & Sutro LLP.
Robert G. Teresi.....................  59    - Served as a director of the Company since March 13,
                                               2000.
                                             - Mr. Teresi served as the Chairman of the Board, Chief
                                               Executive Officer and President of Caere Corporation
                                               from May 1985 until March 2000.
                                             - Mr. Teresi currently serves as a Director of Daw
                                             Technologies, Inc.
Robert J. Frankenberg................  53    - Served as a director of the Company since March 13,
                                               2000.
                                             - Since May 1997, Mr. Frankenberg has served as the
                                             President and Chief Executive Officer of Encanto
                                               Networks, Inc., a developer of hardware and software
                                               designed to enable creation of businesses on the
                                               Internet.

NAME                                   AGE          PRINCIPAL OCCUPATIONS FOR PAST FIVE YEARS
----                                   ---          -----------------------------------------
                                             - From April 1994 to August 1996, he was Chairman,
                                             President and Chief Executive Officer of Novell, Inc., a
                                               producer of network software.
                                             - He is a director of Electroglas, Inc., National
                                             Semiconductor, Daw Technologies, Inc. and Secure
                                               Computing Corporation.

     The following table sets forth certain information regarding our executive officers who are not members of the Board of Directors as of March 26, 2001.

NAME                                   AGE          PRINCIPAL OCCUPATIONS FOR PAST FIVE YEARS
----                                   ---          -----------------------------------------
Wayne S. Crandall....................  42    - Served as Senior Vice President Sales and Marketing of
                                             the Company since November 2000.
                                             - From March 2000 to November 2000, Mr. Crandall was the
                                               Senior Vice President Sales and Business Development
                                               of the Company and from March 1999 to March 2000 he
                                               was the Vice President Sales and Channel Marketing of
                                               the Company.
                                             - From December 1989 until March 2, 1999, Mr. Crandall
                                               oversaw all domestic and international sales activity
                                               of ScanSoft, Inc., which was then operating as an
                                               indirect wholly owned subsidiary of Xerox.
                                             - Mr. Crandall originally joined ScanSoft in November
                                             1988 as the Director of North America Sales.
Richard S. Palmer....................  50    - Served as Senior Vice President and Chief Financial
                                             Officer of the Company since May 2000.
                                             - From July 1994 to April 2000, Mr. Palmer was the
                                             Director of Corporate Development at Xerox Corporation.
                                             - Prior to that, he worked in a number of financial
                                             management positions at Xerox including Vice President
                                               of Business Analysis for Xerox Financial Services,
                                               Inc., Corporate Assistant Treasurer, and Manager of
                                               Planning and Pricing for Xerox's Latin American
                                               Operations.
Ben S. Wittner.......................  43    - Served as Senior Vice President Research and
                                             Development of the Company since August 2000.
                                             - From March 2000 to August 2000, Dr. Wittner served as
                                             Vice President Research and Development.
                                             - From February 1995 until March 2000, Dr. Wittner was
                                               Director of OCR Research and Development of ScanSoft,
                                               Inc., which was then operating as an indirect wholly
                                               owned subsidiary of Xerox.
                                             - Dr. Wittner joined ScanSoft in 1992 as manager of text
                                               recognition for OCR development.
                                             - Previously, Dr. Wittner was an individual contributor
                                             and then supervisor for the handwriting recognition
                                               project at NYNEX. Before that, he held a post-doctoral
                                               position at AT&T Bell Laboratories, researching
                                               fundamentals and applications of neural networks.
                                             - Dr. Wittner earned a Ph.D. in mathematics from Cornell
                                               University.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules of the Commission thereunder require the Company's executive officers, directors and certain stockholders to file reports of ownership and changes in ownership of the Common Stock with the Commission. Based upon review of such reports, the Company believes that all reports required by section 16(a) of the Exchange Act to be filed by its executive officers and directors during the last fiscal year were filed on time.

ITEM 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

     The following table provides certain summary information for the fiscal years 2000, 1999 and 1998 concerning compensation earned by the Company's Chief Executive Officer and to the Company's four other named executive officers whose compensation exceeded $100,000 in 2000 (the "Named Executive Officers").

                                                ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                        -----------------------------------   ----------------------
                                                               OTHER ANNUAL   SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR  SALARY   BONUS   COMPENSATION         OPTIONS(#)
---------------------------             ----  -------  ------  ------------   ----------------------
Paul A. Ricci(1)......................  2000  110,385  --           --              2,505,000
  Chief Executive Officer
Michael K. Tivnan(2)..................  2000  269,180  60,578       --                330,000
  President and Chief Operating         1999  204,304  25,920
     Officer                                                        --                801,936
Wayne S. Crandall(3)..................  2000  178,596  70,415       --                200,000
  Senior Vice President, Sales          1999  127,676  77,551       --                369,782
  And Marketing
Richard S. Palmer(4)..................  2000  155,833  25,300       --                550,000
  Senior Vice President and Chief
  Financial Officer
Ben S. Wittner(5).....................  2000  140,839  22,369       --                223,000
  Senior Vice President, Software
  Development

---------------
(1) Mr. Ricci began operating in this capacity in August 2000.

(2) Mr. Tivnan served as President and Chief Executive Officer from March 1999 to August 2000, and thereafter as President and Chief Operating Officer.

(3) Mr. Crandall was appointed an executive officer of the Company in March
    1999.

(4) Mr. Palmer joined the Company in May 2000.

(5) Dr. Wittner was appointed an executive officer of the Company in August
    2000.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     Non-employee directors of the Company are automatically granted options to purchase shares of the Company's Common Stock pursuant to the terms of the Company's 1995 Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, each non-employee director is granted an option to purchase 20,000 shares of Common Stock on the date on which he or she first becomes a non-employee director (the "First Option"). Thereafter, on January 1 of each year each non-employee director is automatically granted an additional option to purchase 5,000 shares of Common Stock (a "Subsequent Option") if, on such date, he or she has served on the Company's Board of Directors for at least six (6) months. The First Option becomes exercisable in installments as to twenty-five percent (25%) of the total number of shares subject to the First Option on each anniversary of the date of grant of the First Option, and each Subsequent Option becomes exercisable in full on the first anniversary of the date of grant of that Subsequent Option. Options granted under the Directors' Plan have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, and a term of ten (10) years. Pursuant to the Directors' Plan, on January 3, 2000, each non-employee director was granted an option to purchase 5,000 shares of Common Stock.

     The Board of Directors has approved amendments to the Company's 1995 Directors' Stock Option Plan, subject to the approval of the Company's stockholders. Subject to Stockholder approval at the Company's next annual meeting, each non-employee director was granted an option to purchase 15,000 shares of Common Stock on January 23, 2001.

CHANGE IN CONTROL AND EMPLOYMENT AGREEMENTS

     In April 1999, ScanSoft's Board of Directors approved acceleration of vesting of options for all officers and directors of the Company in the event of a change in control. A change in control includes a merger or consolidation of the Company not approved by the Board of Directors, certain changes in the Board of Director composition, and certain changes in the ownership of the Company.

RECENT OPTION GRANTS

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2000 to the Named Executive Officers.

                                                                                  POTENTIAL REALIZABLE VALUE
                                    PERCENT OF TOTAL                                   AT ASSUMED ANNUAL
                                        OPTIONS                                      RATES OF STOCK PRICE
                       SECURITIES      GRANTED TO                                   APPRECIATION FOR OPTION
                       UNDERLYING     EMPLOYEES IN     EXERCISE OR                        TERM($)(2)
                        OPTIONS          FISCAL        BASE PRICE    EXPIRATION   ---------------------------
NAME                   GRANTED(#)      YEAR(%)(1)       ($/SHARE)       DATE           5%            10%
----                   ----------   ----------------   -----------   ----------   ------------   ------------
Paul A. Ricci........  2,500,000        33.7950          1.4375       08/21/10    2,260,090.07   5,727,511.97
                           5,000         0.0676          4.7500       01/03/10    1,493,625.00   3,785,138.00
Michael K. Tivnan....     80,000         1.0814          5.6900       02/18/10      286,272.83     725,471.57
                         250,000         3.3795          1.3438       08/17/10      211,277.15     535,417.78
Wayne Crandall.......     50,000         0.6759          5.6900       02/18/10      178,920.52     453,419.73
                         150,000         2.0277          1.2813       08/18/10      120,870.40     306,309.33
Richard S. Palmer....    400,000         5.4072          3.0000       04/17/10      754,673.55   1,912,490.95
                         150,000         2.0277          1.2813       08/18/10      120,870.40     306,309.33
Ben S. Wittner.......     58,000         0.7841          5.0300       02/28/10      183,473.72     464,958.43
                         150,000         2.0278          1.2813       08/18/10      120,870.40     306,309.34
                          15,000         0.2028          2.0625       07/13/10       19,456.43      49,306.41

---------------
(1) Based on options to purchase an aggregate of 7,469,537 shares of common stock granted during fiscal 2000.

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

     The following table shows the number of shares of common stock represented by outstanding stock options held by each of the Named Executive Officers as of December 31, 2000.

   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                   VALUES(1)

                                      NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-MONEY
                                       UNEXERCISED OPTIONS AT FISCAL          OPTIONS AT FISCAL YEAR-END
NAME                                 YEAR-END EXERCISABLE/UNEXERCISABLE      ($) EXERCISABLE/UNEXERCISABLE
----                                 ----------------------------------    ---------------------------------
Paul A. Ricci......................      317,500/2,207,500                                0/0
Michael K. Tivnan..................       226,907/855,029                                 0/0
Wayne Crandall.....................       151,770/403,012                                 0/0
Richard S. Palmer..................       125,000/425,000                                 0/0
Ben Wittner........................       36,001/297,628                                  0/0

---------------
(1) Based on a per share price of $0.4688, the closing price of our common stock as reported by The Nasdaq National Market on December 29, 2000, the last trading day of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 26, 2000, as to (1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) all directors and executive officers as a group.

                                                                                      PERCENT OF
                                                            NUMBER       RIGHT TO     OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                    OWNED(2)     ACQUIRE(3)     SHARES(4)
---------------------------------------                   ----------    ----------    -----------
Xerox Imaging Systems, Inc.(5)..........................  11,853,602           --        25.7%
  800 Long Ridge Road
  Stamford, CT 06904
State of Wisconsin Investment Board.....................   3,867,196           --         8.4%
  P.O. Box 7842
  >Madison, WI 53707
Paul A. Ricci...........................................     155,000      952,500            *
Michael K. Tivnan.......................................      82,500      311,907            *
Mark B. Myers...........................................          --       15,000            *
J. Larry Smart..........................................       2,097       71,250            *
Katharine A. Martin.....................................       1,000       20,000            *
Robert G. Teresi........................................     172,186      894,586            *
Robert J. Frankenberg...................................          --      146,708            *
Wayne S. Crandall.......................................      28,000      199,917            *
Richard S. Palmer.......................................       2,000      193,750            *
Ben S. Wittner..........................................       4,408       69,251            *
All directors and executive officers as a group (10
  persons)..............................................     447,191    2,874,869         1.0%

---------------
  * Less than 1%.

(1) Unless otherwise indicated, the address for the following stockholders is c/o ScanSoft, Inc., 9 Centennial Drive, Peabody, Massachusetts 01960.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and:

    - Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in a profit sharing plan account, and

     - Excludes shares that may be acquired through stock option exercises.

(3) Shares that can be acquired through stock option exercise through May 25, 2001.

(4) Applicable percentage ownership is based on 46,132,287 shares of common stock outstanding as of March 26, 2001.

(5) Does not include a warrant to purchase up to 509,452 shares of common stock and 3,562,238 shares of non-voting Series B Preferred Stock as of March 26, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

     We are a party to multiple non-exclusive agreements with Xerox Corporation in which we agreed to license Xerox the royalty-bearing right to copy and distribute certain versions of Pagis, TextBridge and PaperPort software programs with Xerox's multi-function peripherals. In addition, we are a party to a license agreement with Xerox that includes limited licenses and the assignment of certain patents and trademarks. During 2000, Xerox paid us approximately $5.1 million under these agreements.

     On September 13, 1999, we purchased 600,000 shares of Series A Preferred Stock, par value $.10 per share, at a cost of $.25 per share for a total investment of $150,000 in BookmarkCentral.com (which was recently renamed EchoBahn.com, Inc.). J. Larry Smart, one of our directors, is a founder and the current President and Chief Executive Officer of EchoBahn.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

          (1) Financial Statements -- See Index to Financial Statements in Item 8 of this Report.

        (2) Financial Statement Schedule -- The following financial statement schedule for our fiscal years 2000, 1999 and 1998 is contained in Item 8 of this Report:

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

          (3) Exhibits -Refer to Item 14(c) below.

     (b) Reports on Form 8-K.

     NONE.

     (c) Exhibits.

     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT NO.                     DESCRIPTION OF EXHIBITS
-----------                     -----------------------
 2.1(1)       Agreement and Plan of Merger dated December 2, 1998, between
              Visioneer, Inc., a Delaware corporation, and ScanSoft, Inc., a Delaware corporation.
 2.2(2)       Agreement and Plan of Reorganization, dated January 15,
              2000, by and among ScanSoft, Inc., a Delaware corporation,
              Scorpion Acquisitions Corporation, a Delaware corporation
              and a wholly-owned subsidiary of ScanSoft, and Caere
              Corporation, a Delaware corporation.
 3.1(3)       Bylaws of Registrant.
 3.2(2)       Amended and Restated Certificate of Incorporation of
              Registrant.
 4.1(1)       Specimen Common Stock Certificate.
 4.2(4)       Preferred Shares Rights Agreement, dated as of October 23,
              1996, between the Registrant and U.S. Stock Transfer
              Corporation, including the Certificate of Designation of
              Rights, Preferences and Privileges of Series A Participating
              Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C,
              respectively.
 4.3(1)       Common Stock Purchase Warrant
 4.4(1)       Registration Rights Agreement, dated December 2, 1998,
              between the Registrant and Xerox Corporation.
10.1(3)       Form of Indemnification Agreement.
10.2(3)**     1995 Directors' Option Plan and form of Option Agreement.
10.3(3)       LZW Paper Input System Patent License Agreement dated
              October 20, 1995 between the Registrant and Unisys
              Corporation.
10.4(3)       Patent License agreement dated November 13, 1995 between the
              Registrant and Wang Laboratories, Inc.
10.5(5)       Software Distribution Agreement dated April 26, 1995 between
              Xerox Imaging Systems, Inc. and Tech Data Corporation.
10.6(5)       Assignment, Assumption, Renewal and Modification Agreement
              dated June 18, 1997 between Xerox Imaging Systems, Inc., the
              Registrant and Tech Data Product Management, Inc.
10.7(5)       Distribution Agreement dated September 22, 1993 between
              Ingram Micro, Inc. and Xerox Imaging Systems, Inc., as
              amended.
10.8(5)       Gold Disk Bundling Agreement: Pagis SE & Pagis Pro, dated
              June 29, 1998 between Xerox Corporation, through its
              Channels Group and the Registrant, as amended.
10.9(5)       Gold Disk Bundling Agreement dated March 25, 1998 between
              Xerox Corporation, Office Document Products Group and the
              Registrant.
10.10(6)      Caere Corporation Non-Employee Directors' Stock Option Plan
10.11(7)**    Stand Alone Stock Option Agreement Number 1
10.12(8)**    Employment Agreement dated August 21, 2000, by and between the Registrant and Paul A. Ricci.
10.13(9)**    Employment Agreement dated August 21, 2000, by and between the Registrant and Michael K. Tivnan.
10.14         Lease Agreement dated the 18th day of December 2000 by and between James M. Salar, as trustee of the JMS Realty Trust and the Registrant.
10.15+        Gold Disk Bundling Agreement between the Registrant and
              Xerox Corporation dated as of September 30, 1999, as amended by Amendment Number 1 dated as of January 1, 2000.

EXHIBIT NO.                     DESCRIPTION OF EXHIBITS
-----------                     -----------------------
21.1          Subsidiaries of the Registrant.
23.1          Consent of PricewaterhouseCoopers LLP.
24.1          Power of Attorney (See signature page).

---------------
 ** Denotes Management compensatory plan or arrangement.

  + Confidential Treatment requested pursuant to a request for confidential treatment filed with the Commission on March 30, 2001. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit. The omitted information has been filed separately with the Commission as part of the confidential treatment request.

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

(6) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-33464) filed with the Commission on March 29, 2000.

(7) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-49656) filed with the Commission on November 9, 2000.

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on March 30, 2001.

                                          SCANSOFT, INC.

                                          By: /s/ PAUL A. RICCI
                                            ------------------------------------
                                            Paul A. Ricci
                                            Chief Executive Officer and Chairman
                                              of the Board

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Ricci and Richard S. Palmer jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Date: March 30, 2001                          /s/ PAUL A. RICCI
                                              --------------------------------------------------------
                                              Paul A. Ricci, Chief Executive Officer and Chairman of
                                              the Board (Principal Executive Officer)

Date: March 30, 2001                          /s/ MICHAEL K. TIVNAN
                                              --------------------------------------------------------
                                              Michael K. Tivnan, President, Chief Operating Officer
                                              and Director

Date: March 30, 2001                          /s/ RICHARD S. PALMER
                                              --------------------------------------------------------
                                              Richard S. Palmer, Senior Vice President and Chief
                                              Financial Officer, (Principal Financial Officer)

Date: March 30, 2001                          /s/ J. LARRY SMART
                                              --------------------------------------------------------
                                              J. Larry Smart, Director

Date: March 30, 2001                          /s/ MARK MYERS
                                              --------------------------------------------------------
                                              Mark Myers, Director

Date: March 30, 2001                          /s/ KATHARINE A. MARTIN
                                              --------------------------------------------------------
                                              Katharine A. Martin, Director

Date: March 30, 2001                          /s/ ROBERT G. TERESI
                                              --------------------------------------------------------
                                              Robert G. Teresi, Director

Date: March 30, 2001                          /s/ ROBERT J. FRANKENBERG
                                              --------------------------------------------------------
                                              Robert J. Frankenberg, Director