Form 10-Q
period 2001-03-31
SCANSOFT INC
filed 2001-05-11
CIK 1002517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2001

                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

    46,132,288 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of April 30, 2001

                                 SCANSOFT, INC.

                                    FORM 10-Q
                        THREE MONTHS ENDED MARCH 31, 2001

                                      INDEX



                                                                                                                                PAGE
                                                                                                                                ----
         PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         a) Consolidated Balance Sheets at March 31, 2001 and December 31, 2000..........................................         3
         b) Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000...........         4
         c) Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000...........         5
         d) Notes to Consolidated Financial Statements...................................................................         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................        10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................................        15

         PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............................................................        16

Item 6.  Exhibits and Reports on Form 8-K................................................................................        16

Signatures...............................................................................................................        17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    UNAUDITED

                                     ASSETS


                                                                                                        MARCH 31,       DECEMBER 31,
                                                                                                          2001             2000
                                                                                                        ---------       ------------
Current Assets:
     Cash  and cash equivalents ....................................................................    $   2,777        $   2,571
     Short-term investments ........................................................................           62               62
     Accounts receivable, less allowances of $6,126 and $7,375 .....................................        5,559            8,314
     Inventory .....................................................................................          689              806
     Prepaid expenses and other current assets .....................................................        1,444            1,610
                                                                                                        ---------        ---------

        Total current assets .......................................................................       10,531           13,363

     Goodwill and other intangible assets, net .....................................................       85,217           92,051
     Property and equipment, net ...................................................................        2,359            2,954
     Other assets ..................................................................................          945            1,112
                                                                                                        ---------        ---------

TOTAL ASSETS .......................................................................................    $  99,052          109,480
                                                                                                        =========        =========
                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short term bank borrowings ....................................................................    $   2,575        $   3,400
     Accounts payable ..............................................................................        6,246            7,945
     Accrued sales and marketing expenses ..........................................................        1,583            1,880
     Other accrued expenses ........................................................................        5,167            5,538
     Deferred revenue ..............................................................................          902            1,084
                                                                                                        ---------        ---------

        Total current liabilities ..................................................................       16,473           19,847
                                                                                                        ---------        ---------

Deferred revenue ...................................................................................        2,137            2,172
                                                                                                        ---------        ---------

Stockholders' equity:
     Series B convertible preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238
       issued and outstanding; liquidation preference $4,631 .......................................        4,631            4,631
     Common stock, $0.001 par value; 140,000,000 shares authorized; 46,132,288 and 46,072,748 shares
       issued and outstanding, Respectively ........................................................           46               46
     Additional paid-in capital, ...................................................................      219,322          219,259
     Accumulated deficit ...........................................................................     (143,282)        (136,382)
     Accumulated other comprehensive income ........................................................         (275)             (93)
                                                                                                        ---------        ---------

        Total stockholders' equity .................................................................       80,442           87,461
                                                                                                        ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................................    $  99,052        $ 109,480
                                                                                                        =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  2001            2000
                                                                --------        --------

Net revenue .............................................       $ 12,801        $  7,415

Costs and expenses:
     Cost of revenue ....................................          2,890           2,441
     Research and development ...........................          3,197           3,235
     Selling, general and administrative ................          6,586           5,437
     Amortization of goodwill and other intangible assets          6,834           1,914
     Acquired in-process research and development .......             --          18,291
                                                                --------        --------

Total costs and expenses ................................         19,507          31,318

Loss from operations ....................................         (6,706)        (23,903)

Other income (expense), net .............................           (133)             35
                                                                --------        --------

Loss before income taxes ................................         (6,839)        (23,868)

Provision for income taxes ..............................             61              70
                                                                --------        --------

Net loss ................................................       $ (6,900)       $(23,938)
                                                                ========        ========

Net loss per share: basic and diluted ...................       $  (0.15)       $  (0.78)
                                                                ========        ========

Weighted average common shares: basic and diluted .......         46,100          30,529
                                                                ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    2001            2000
                                                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................       $ (6,900)       $(23,938)
     Adjustments to reconcile net loss to net cash
         provided by (used) in operating activities:
       Depreciation and amortization ......................................            489             118
       Accounts receivable allowances .....................................         (1,249)          4,471
       Amortization of goodwill and other intangible assets ...............          6,834           1,914
       Gain on sale of property and equipment .............................            (92)             --
       Write off of acquired in-process research and development ..........             --          18,291
       Changes in assets and liabilities, net of effects from acquisitions:

         Accounts receivable ..............................................          4,004          (2,690)
         Inventory ........................................................            117            (613)
         Prepaid expenses and other assets ................................            333            (229)
         Deferred revenue .................................................           (182)             --
         Accounts payable and accrued expenses ............................         (2,402)           (488)
                                                                                  --------        --------

Net cash provided by (used in) operating activities .......................            952          (3,164)
                                                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment .........................            344              --
     Cash of business acquired, net of cash paid ..........................             --           1,419
     Capital expenditures for property and equipment ......................           (146)            (47)
                                                                                  --------        --------

Net cash provided by investing activities .................................            198           1,372
                                                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Payments on) proceeds from short term bank borrowings ................           (825)          3,000
     Payment of notes payable .............................................             --          (1,600)
     Proceeds from the issuance of common stock, net ......................             63             446
                                                                                  --------        --------

Net cash (used in) provided by financing activities .......................           (762)          1,846
                                                                                  --------        --------

Effects of exchange rate changes on cash and cash equivalents .............           (182)             --

Net increase in cash and cash equivalents .................................            206              54

Cash and cash equivalents at beginning of period ..........................          2,571           5,162
                                                                                  --------        --------
Cash and cash equivalents at end of period ................................       $  2,777        $  5,216
                                                                                  ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company" or "ScanSoft") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2001, and for the three months ended March 31, 2001 and 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 12, 2001.

    The results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or any future period.

    On March 13, 2000, the company merged with Caere Corporation ("Caere"), a California-based digital imaging software company. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Caere and the fair market value of acquired assets and assumed liabilities have been included in the Company's financial statements as of the acquisition dates.

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

BALANCE SHEET COMPONENTS:

    The following table summarizes key balance sheet components (in thousands):

                                                                                  MARCH 31,   DECEMBER 31,
                                                                                    2001          2000
                                                                                  --------    ------------
          Inventory:
              Raw materials...................................................     $  358       $   324
              Finished goods..................................................        331           482
                                                                                   ------       -------
                                                                                   $  689       $   806
                                                                                   ======       =======
          Other accrued expenses:
              Accrued compensation............................................     $  884       $ 1,188
              Accrued restructuring...........................................      1,230         1,428
              Accrued royalties...............................................        630           650
              Accrued professional fees.......................................        421           638
              Accrued taxes and other.........................................      2,002         1,634
                                                                                   ------       -------
                                                                                   $5,167       $ 5,538
                                                                                   ======       =======

CAERE ACQUISITION:

    On March 13, 2000, the Company acquired all of the outstanding capital stock of Caere Corporation, a California-based company that designed, developed and marketed a range of optical character recognition software tools, for approximately $48.5 million in cash, 19.0 million shares of common stock of the Company valued at $98.5 million, and the issuance of stock options for the purchase of approximately 4.6 million shares of the Company's common stock valued at $15.5 million, in exchange for outstanding employee stock options of Caere. The fair value of the employee stock options was estimated using the Black-Scholes option pricing model. In addition, pursuant to a concurrent non-competition agreement and subject to certain other conditions, the Company agreed to pay the former Caere President and CEO on the second anniversary of the merger, March 13, 2002, in cash, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by the number of beneficial shares owned by the former executive. The value of this stock price guarantee at the date of acquisition was approximately $4.1 million and has been included in the total purchase price of the acquisition. The amount paid, if any, will be recorded as a reduction in additional paid-in capital. Additionally, in conjunction with the acquisition, the Company incurred approximately $1.8 million of acquisition related costs. The purchase price of Caere, including acquisition costs was allocated as follows (in thousands):

Property and equipment.....................................................     $   2,865
Current and other tangible assets..........................................        58,400
Liabilities assumed........................................................       (16,985)
Goodwill...................................................................        61,095
Core technology............................................................        17,905
Developed technology.......................................................        16,340
Other identified intangible assets.........................................        10,448
Acquired in-process research and development...............................        18,291
                                                                                ---------
                                                                                 $168,359
                                                                                =========

    Acquired in-process research and development represented development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount of $18.3 million was charged to operations upon consummation of the acquisition.

    During the year ended December 31, 2000, the Company, as a result of its June 2000 restructuring, wrote-off the acquired workforce and $2,416,000 of the favorable building lease established as part of the identifiable intangible assets acquired from Caere. The portion of the assets impaired related directly to the number of employees terminated and facility space vacated in connection with this restructuring action.

    This acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Caere and the fair market value of acquired assets and assumed liabilities have been included in the financial statements of the Company as of the date of acquisition.

Pro forma Results

    The following table reflects the unaudited pro forma results of operations of the Company assuming that the acquisition of Caere had occurred on January 1, 2000 (in thousands, except per share data):

                                                                                                        March 31,
                                                                                                         2000
                                                                                                        ---------
   Revenue.........................................................................................    $  13,462
   Net loss........................................................................................      (17,253)
   Net loss per share..............................................................................        (0.38)

    These unaudited pro forma results of operations do not include the write-off of acquired in-process research and development as this amount is non-recurring in nature. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the periods.

RESTRUCTURING AND OTHER CHARGES:

    In connection with the acquisition of Caere in the first quarter of 2000, the Company identified 46 employees of Caere whose positions were eliminated upon consummation of the acquisition. These positions included 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the Caere president and CEO position was eliminated. As a result, the Company established as part of the purchase price allocation, a restructuring reserve of $487,000 for severance payments to employees, and a restructuring reserve of $1,065,000 for severance to the Caere former president and CEO, the payments of which will continue through March 2005.

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

    For the quarter ended March 31, 2001, the Company paid $248,000 in severance payments related to these restructuring actions. The remaining severance balance of $1,230,000 will be paid through March 2005 as it primarily relates to severance for the former Caere President and CEO.

The following table sets forth the 2001 restructuring reserve activity (in thousands):

                                                                          EMPLOYEE  LEASE
      RESTRUCTURING AND OTHER CHARGES RESERVE                              RELATED   EXIT     TOTAL
                                                                                    COSTS
---------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                               $1,428   $  50  $  1,478
Cash payments                                                                (248)             (248)
---------------------------------------------------------------------------------------------------
Balance at March 31, 2001                                                  $1,180   $  50  $  1,230
---------------------------------------------------------------------------------------------------


The following table sets forth the 2000 restructuring reserve activity (in thousands):

                                                                          EMPLOYEE  LEASE  INTANGIBLE
      RESTRUCTURING AND OTHER CHARGES RESERVE                              RELATED   EXIT     ASSET      TOTAL
                                                                                    COSTS  IMPAIRMENT
---------------------------------------------------------------------------------------------------------------
Restructuring reserve provided in March 2000 acquisition                   $1,552                       $ 1,552
Restructuring and other charges for June 2000 restructuring                 1,069   $ 397   $  3,490      4,956
Additional Restructuring charges for June 2000 restructuring                          276                   276
Reversal of excess restructuring charges related to June 2000                 (73)   (347)                 (420)
restructuring
Non-cash write-off                                                                   (276)    (3,490)    (3,766)
Cash payments made                                                         (1,120)                       (1,120)
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                               $1,428   $  50   $    --     $ 1,478
---------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE:

    Diluted net loss per share excludes the weighted average effect of options and warrants to purchase common stock as well as the conversion of Series B preferred stock, of 4,503,570 shares and 7,984,064 shares for the three months ended March 31, 2001 and 2000, respectively. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive for all periods presented.

BANK LINE OF CREDIT:

    On March 14, 2000, the Company entered into a one year Credit Agreement (the "Agreement") with its primary financial institution for a $10,000,000 revolving loan (the "Credit Facility"). Borrowings under the Credit Facility bear interest at the prime rate plus one percent (9.0% at March 31, 2001). The maximum aggregate amount of borrowings outstanding at any one time was limited to the lesser of (a) $10,000,000 or (b) the Borrowing Base. The Borrowing Base was equal to fifty percent (50%) of eligible accounts receivables. As of June 12, 2000, the Agreement was amended to modify the total commitment by the bank from $10,000,000 to $5,000,000 and the Borrowing Base requirement was removed. As described below, the Credit Facility is limited to the amount outstanding at March 31, 2001, of $2,575,000.

    Pursuant to the Agreement, the Company was bound by certain financial and non-financial covenants, including maintaining certain earnings levels and liquidity ratios, restrictions on dividends and capital expenditures. Borrowings under the Agreement are collateralized by substantially all of the Company's assets. On October 18, 2000, the Company amended the Agreement to waive all financial covenants until December 29, 2000. In conjunction with this amendment, the interest rate was increased by one percent to two percent per annum above the bank's prime rate (10.0% at March 31, 2001), and the Company agreed not to re-borrow amounts that had been repaid. As a result, the Credit Facility was fully utilized as of March 31, 2001. Additionally, the maturity date of the line of credit was extended from March 12, 2001 until September 30, 2001, and a payment schedule was agreed to. On December 28, 2000, the Credit Facility was further amended to establish financial covenants for the quarter ending December 31, 2000 and the first three quarters of 2001. As of March 31, 2001, the Company was in compliance with all covenants under the amended Credit Facility.

COMPREHENSIVE LOSS

    Total comprehensive loss, net of taxes, was approximately $7,082,000 and $24,002,000 for the three months ended March 31, 2001 and 2000, respectively, which consisted of net losses and the net changes in foreign currency translation adjustment.

CONTINGENCIES

    As a normal incidence of the nature of the Company's business, various claims, charges and litigation have been asserted or commenced against the Company arising from or related to employee relations. Management does not believe these claims will have a material effect on the financial position or results of operations of the Company.


SUBSEQUENT EVENTS

On April 27, 2001, the Company announced that its largest institutional shareholder, the State of Wisconsin Investment Board (SWIB), had agreed to invest $5 million in the company in exchange for common stock.

SWIB purchased an additional 4.76 million shares of ScanSoft common stock. As of December 31, 2000, SWIB owned 3.87 million shares, or approximately 8.4 percent of ScanSoft's outstanding common stock. The equity investment was completed on May 8, 2001.

On May 10, 2001, the Company prepaid in full its remaining obligation on the Credit Facility, which included principle and interest amounting to $2,080,000.

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

OVERVIEW

    ScanSoft, Inc. provides scanning and paper-to-digital solutions for individuals and workgroups. Our products are sold primarily through retail distributors or directly to retailers on a worldwide basis. On March 13, 2000, we merged with Caere Corporation, a California-based digital imaging software company. As a result, Caere became a wholly owned subsidiary of ScanSoft, continuing under the name Caere Corporation. As more fully discussed with-in, the Company undertook several restructuring actions during the first and second quarters of 2000 to align the two companies.

    Our success in the future will depend on our ability to maintain and improve software gross margins and to increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. Since the Caere acquisition in the first quarter of 2000, we have experienced quarterly operating losses. There can be no assurance that we will be able to reach quarterly profitability or attain annual profitability in the near future. As of March 31, 2001, we had an accumulated deficit of $143.3 million.

RESULTS OF OPERATIONS

    The following table presents, as a percentage of net revenue, certain selected financial data for the quarters ended March 31, 2001 and 2000:


                                                    THREE MONTHS ENDED MARCH 31,
                                                       2001           2000
                                                      ------         ------
Net revenue:                                           100.0%         100.0%

Costs and expenses:
  Cost of revenue                                       22.5%          32.9%
  Research and development                              25.0%          43.6%
  Selling, general and administrative                   51.5%          73.3%
  Amortization of goodwill and other intangible
    assets                                              53.4%          25.8%
  Acquired in-process research and development           0.0%         246.7%
                                                      ------         ------
Total costs and expenses                               152.4%         422.3%
                                                      ------         ------

Loss from operations                                   (52.4%)       (322.4%)

Other income (expense), net                             (1.0%)          0.5%
                                                      ------         ------
Loss before income taxes                               (53.4%)       (321.9%)

Provision for income taxes                              (0.5%)         (0.9%)
                                                      ------         ------
Net loss                                               (53.9%)       (322.8%)
                                                      ------         ------

REVENUE

Net revenue of $12.8 million for the three months ended March 31, 2001 increased by $5.4 million or 73%, from the same period in 2000. Revenue growth came primarily from the Company's paper management products and European operations. Additional revenue growth came from the OCR products acquired as part of the Care acquisition, which was completed on March 13, 2000.

  The revenue split was 77% North America and 23% European versus 87% and 13%, respectively for the comparable period ending March 31, 2000. The increase in European revenue was attributed to the Caere acquisition completed on March 13, 2000. As part of the Caere acquisition the Company acquired four European offices.

The breakdown of recorded net revenue by channel in the first quarter of 2001 was 55% retail, 11% direct 29% OEM and 5% Corporate , this compared to 41% retail, 14% direct, 44% OEM and 1% Corporate, for the same period in 2000. The respective increases and decreases quarter on quarter are related to increased revenue as a result of the full quarters revenue from the Caere acquisition being included in the quarter ended March 31, 2001. In terms of absolute dollars, revenue for each channel was up for the three months ended March 31, 2001 compared to the same period in 2000. Additionally, the increase in Corporate revenue is a result of additional sales resources being committed to Corporate multi-user license opportunities. We anticipate the revenue mix for the remainder of the year to be roughly consistent with the current quarter.

COST OF REVENUE

    Cost of revenue consists primarily of material costs, third party royalties, fulfillment, and salaries for product support personnel. Cost of revenue in the first quarter of 2001 was $2.9 million or 23% of revenue, compared to $2.4 million or 33% of revenue in the first quarter of 2000. The decrease as a percentage of revenue is directly attributed to the consolidation of our manufacturing fulfillment activities and cost savings initiatives we introduced in the second quarter of 2000. The increase in cost of revenue of $0.5 million for the three months ended March 31, 2001 was attributed to the increased revenue for the quarter ended March 31, 2001, offset by the cost benefits noted above. We anticipate cost of revenue as a percentage of revenue to remain consistent for the remainder of the year.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $3.2 million for the first quarter of both 2001 and 2000, or 25% and 44% of revenue, respectively. The decrease in research and development as a percent of revenue is directly attributable to increased revenues. Research and development expenses for the three months ended March 31, 2001, reflect the full impact of the Caere acquisition, and the restructuring and cost savings activities undertaken in the first and second quarters of 2000, which was offset by additional investments made in our Budapest, Hungary development center. We anticipate research and developement expenses for the remainder of the year to decrease as a percent of revenue as expenses are projected to grow more slowly than revenue.

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

    Selling, general and administrative expenses during the first quarter of 2001 and 2000 were $6.6 million and $5.4 million, respectively or 51% and 73% of revenue respectively, an increase of $1.2 million from the same period reported in 2000. The increase in expense is due to the full impact of the Caere acquisition which was offset by restructuring and cost savings activities undertaken in the first and second quarters of 2000. These reductions were offset by the addition of 10 sales representatives during the first quarter of 2001. For the period ended March 31, 2000, the Caere sales and marketing organization was only included from March 13, 2000, the date of the Caere acquisition. We anticipate selling, general and administrative expenses for the remainder of the year to decline as a percent of revenues as expenses are projected to grow more slowly than revenue.

OTHER COSTS AND EXPENSES

RESTRUCTURING AND OTHER CHARGES:

    In connection with the acquisition of Caere in the first quarter of 2000, the Company identified 46 employees of Caere whose positions were eliminated upon consummation of the acquisition. These positions included 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the Caere president and CEO position was eliminated. As a result, the Company established as part of the purchase price allocation, a restructuring reserve of $487,000 for severance payments to employees, and a restructuring reserve of $1,065,000 for severance to the Caere former president and CEO, the payments of which will continue through March 2005.

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

    For the quarter ended March 31, 2001, the Company paid $248,000 in severance payments related to these restructuring actions. The remaining severance balance of $1,230,000 will be paid through March 2005 as it primarily relates to severance for the former Caere President and CEO.


AMORTIZATION OF IDENTIFIED INTANGIBLE ASSETS AND IN-PROCESS RESEARCH AND DEVELOPEMENT

    Amortization of intangible assets of $6.8 million and $1.9 million for the first quarter 2001 and 2000, respectively, reflects the amortization of intangible assets from the Caere acquisition and acquisitions completed in 1999. The useful lives of the intangible assets used for amortization range from three to seven years. The Company also recorded a write-off of acquired in-process research and development of $18.3 million during the first quarter of 2000.

OTHER INCOME, NET

    Other income (expense), net consists primarily of interest earned on cash and short-term investments offset by interest incurred for borrowings under credit facilities and exchange gains and losses.

    Other expense, net increased by $168,000 for the quarter ended March 31, 2001 to $133,000, as compared to other income of $35,000 during the same period in 2000. The increase was attributable to foreign exchange losses of $143,000 and interest expense of $129,000, offset by a $92,000 gain on the sale of property and equipment and interest income of $39,000.

INCOME TAXES

    Tax provisions of $61,000 and $70,000 for the three months ended March 31, 2001 and 2000, respectively, represent taxes for foreign and state jurisdictions in which the Company does business and for which no net operating loss carryforwards are available.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, we had cash and short-term investments of $2.8 million and a working capital deficit of $5.9 million, as compared to $2.6 million in cash and short-term investments and a working capital deficit of $6.5 million at December 31, 2000.

    We generated $1.0 million of cash from our operating activities for the first quarter 2001, as compared to cash used for operations of $3.2 million for the same period in 2000. The cash generated from operations came primarily from decreased accounts receivables offset by lower accounts payable balances.

    Cash provided by investing activities during the first quarter of 2001 was $0.2 million as compared to $1.4 million for the same period in 2000. The $0.2 million consisted of $0.3 million from the sale of property and equipment offset by $0.1 million of capital assets acquired during the quarter. The first quarter 2000 included proceeds of $1.4 million of cash acquired in connection with the Caere acquisition.

    Cash used for financing activities during the first quarter of 2001 was $0.8 million as compared to $1.8 million provided from financing activities in 2000. During the quarter ending March 31, 2001, the Company made payments of $0.8 million on our line of credit. During the first quarter of 2000, the Company received proceeds of $3.0 million from our line of credit and paid $1.6 million of notes payable.

    Our principal sources of liquidity as of March 31, 2001 consisted of approximately $2.8 million of cash, cash equivalents and short-term investments. We have arranged a Credit Facility, as amended, for up to $5.0 million, subject to various borrowing constraints, which has been utilized. Pursuant to the Credit Facility, the Company is required to maintain certain financial and non-financial covenants, as defined, including certain earnings levels, liquidity ratios, and restrictions on dividends and capital expenditures. Borrowings under the facility are collateralized by substantially all of the Company's assets. On October 18, 2000, the Company amended the credit agreement. In conjunction with this amendment the interest rate was increased by one percent (1.0%) to two percent (2.0%) per annum above the Prime Rate (10.0% at March 31, 2001), and the Company agreed not to re-borrow amounts that had been repaid. As a result, the Credit Facility has been fully utilized as of March 31, 2001. Additionally, the maturity date of the line of credit was extended from March 12, 2001, to September 30, 2001, and a payment schedule was established. On December 28, 2000, the credit facility was further amended to establish financial covenants for the quarter ending December 31, 2000 and the first three quarters of 2001. As of March 31, 2001, the Company was in compliance with all covenants under the amended credit facility and owed $2.6 million on the line.

    In connection with the Caere acquisition, the Company entered into a non-competition and consulting agreement with the former Caere CEO. Under the terms of the agreement, the Company is obligated to pay the former CEO an amount in cash of up to $4.1 million on the second anniversary of the acquisition date, March 13, 2002, if the Company's stock price does not achieve a certain level during the two year period.

    The Company has sustained recurring losses and has working capital and accumulated deficits at March 31, 2001. Additionally, the Company has short-term borrowings that are due in full on September 31, 2001, with scheduled payments during each of the second and third quarters of 2001. Currently, the Company does not have any borrowing availability under its Credit Facility. Management believes that the actions taken in fiscal 2000, including restructuring actions and other cost reduction initiatives, have reduced operating expenses to levels which, in combination with expected future revenues, will result in continued positive cash flow. Therefore, management believes that cash flows from future operations in addition to cash on hand will be sufficient to meet the Company's obligations as they become due for the foreseeable future. Management also believes that, should revenue not achieve the expected levels in 2001, it has the ability, and is committed, to reduce expenses further in order to continue to meet its obligations. Management is pursuing various actions in 2001, including potential equity financing and strategic alliances that may also provide additional liquidity. There can be no assurance that the Company will meet its planned operations, or will be able to reduce expenses quickly enough, or will be successful in obtaining equity financing or strategic alliances on terms favorable to the Company such that the Company will be able to meet its obligations as they become due in the foreseeable future.

On May 8, 2001, the Company issued 4.76 million shares of its common stock to its largest institutional shareholder, the State of Wisconsin Investment Board, resulting in gross proceeds to the Company of $5.0 million.

On May 10, 2001, the Company prepaid in full its remaining obligation on the Credit Facility, which included principle and interest amounting to $2,080,000.

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

For further discussion regarding these and other risks, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 12, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    (b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on May 11, 2001.

                                               SCANSOFT, INC.

                                               By: /s/ GERALD C. KENT JR.
                                                   -----------------------------

                                                      Gerald C. Kent, Jr.
                                                      Chief Accounting Officer
                                                      And Corporate Controller

                                  EXHIBIT INDEX

    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT NO.             DESCRIPTION OF EXHIBITS
----------              -----------------------
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

3.1(3)          Bylaws of Registrant.
3.2             Amended and Restated Certificate of Incorporation of Registrant.
4.1(4)          Specimen Common Stock Certificate.
4.2(5)          Preferred Shares Rights Agreement, dated as of October 23, 1996, between the Registrant and U.S.
                Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and
                Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and Summary of
                Rights attached thereto as Exhibits A, B and C, respectively.
4.3(1)          Common Stock Purchase Warrant.
4.4(1)          Registration Rights Agreement, dated March 2, 1999, between the Registrant and Xerox Corporation.


----------


(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (No. 333-70603) filed with the Commission on January 14, 1999.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (No. 333-96487) filed with the Commission on February 9, 2000.

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-98356) filed with the Commission on October 19, 1995.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-98356) filed with the Commission on October 19, 1995.

(5) Incorporated by reference from the Registrant's current Report on Form 8-K dated October 31, 1996.