Form 10-Q
period 2001-06-30
SCANSOFT INC
filed 2001-08-03
CIK 1002517

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

                       FOR THE PERIOD ENDED JUNE 30, 2001

                                       OR

                TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-27038


                                 SCANSOFT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                  94-3156479
        (STATE OR OTHER JURISDICTION                      (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)



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

    50,901,574 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of July 31, 2001


================================================================================

                                 SCANSOFT, INC.

                                    FORM 10-Q
                         SIX MONTHS ENDED JUNE 30, 2001

                                      INDEX



                                                                                                                            PAGE
         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
                                                                                                                              3
         a) Consolidated Balance Sheets at June 30, 2001 and December 31, 2000...........................................

         b) Consolidated Statements of Operations for the three and six months ended June 30, 2001 and June 30, 2000.....     4

         c) Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2000...............     5

         d) Notes to Consolidated Financial Statements...................................................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................    10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................................    16

         PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............................................................    17

Item 6.  Exhibits and Reports on Form 8-K................................................................................    17

Signatures...............................................................................................................    18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                    UNAUDITED


                                                                                                      JUNE 30,   DECEMBER 31,
                                                                                                        2001        2000
                                                                                                     ----------  -----------
ASSETS

Current Assets:
     Cash and cash equivalents....................................................................   $    7,907  $    2,571
     Short-term investments.......................................................................           62          62
     Accounts receivable, less allowances of $5,496 and $7,375....................................        7,446       8,314
     Inventory....................................................................................          456         806
     Prepaid expenses and other current assets....................................................        1,572       1,610
                                                                                                     ----------  ----------

          Total current assets....................................................................       17,443      13,363

     Goodwill and other intangible assets, net....................................................       78,384      92,051
     Property and equipment, net..................................................................        2,075       2,954
     Other assets.................................................................................          984       1,112
                                                                                                     ----------  ----------

TOTAL ASSETS......................................................................................   $   98,886     109,480
                                                                                                     ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank borrowings...................................................................   $       --  $    3,400
     Accounts payable.............................................................................        5,976       7,945
     Accrued sales and marketing expenses.........................................................        1,388       1,880
     Other accrued expenses.......................................................................        5,315       5,538
     Deferred revenue.............................................................................        2,271       1,084
                                                                                                     ----------  ----------

          Total current liabilities...............................................................       14,950      19,847
                                                                                                     ----------  ----------

Deferred revenue..................................................................................        3,036       2,172
                                                                                                     ----------  ----------

Stockholders' equity:
     Series B convertible preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 issued and
      outstanding; liquidation preference $4,631..................................................        4,631       4,631
     Common stock, $0.001 par value; 140,000,000 shares
      authorized; 50,901,574 and 46,072,748 shares issued
      and outstanding, respectively...............................................................           51          46
     Additional paid-in capital...................................................................      224,234     219,259
     Accumulated other comprehensive loss.........................................................         (338)        (93)
     Accumulated deficit..........................................................................     (147,678)   (136,382)
                                                                                                     ----------  ----------

          Total stockholders' equity..............................................................       80,900      87,461
                                                                                                     ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................................   $   98,886  $  109,480
                                                                                                     ==========  ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED


                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                       ----------------------      ----------------------
                                                         2001           2000         2001          2000
                                                       --------      --------      --------      --------
Net revenue ......................................     $ 15,078      $ 13,975      $ 27,879      $ 21,390

Costs and expenses:
     Cost of revenue .............................        2,828         4,084         5,718         6,525
     Research and development ....................        3,238         4,820         6,434         8,054
     Selling, general and administrative .........        6,327         8,772        12,914        14,209
     Amortization of goodwill and other intangible        6,833         7,098        13,667         9,012
assets
     Restructuring and other charges .............           --         4,956            --         4,956
     Acquired in-process research and development            --            --            --        18,291
                                                       --------      --------      --------      --------

Total costs and expenses .........................       19,226        29,730        38,733        61,047
                                                       --------      --------      --------      --------

Loss from operations .............................       (4,148)      (15,755)      (10,854)      (39,657)

Other expense, net ...............................           (5)          (35)         (139)           --
                                                       --------      --------      --------      --------

Loss before income taxes .........................       (4,153)      (15,790)      (10,993)      (39,657)

Provision for income taxes .......................          242           238           303           308
                                                       --------      --------      --------      --------

Net loss .........................................     $ (4,395)     $(16,028)     $(11,296)     $(39,965)
                                                       ========      ========      ========      ========

Net loss per share: basic and diluted ............     $  (0.09)     $  (0.35)     $  (0.24)     $  (1.05)
                                                       ========      ========      ========      ========

Weighted average common shares: basic and diluted        48,939        45,918        47,520        38,219
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

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                                                 SIX MONTHS
                                                                                                                    ENDED
                                                                                                                   JUNE 30,
                                                                                                            ----------------------
                                                                                                              2001         2000
                                                                                                            --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................................................................     $(11,296)    $(39,965)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization...................................................................          975          559
       Accounts receivable allowances..................................................................       (1,879)          53
       Amortization of goodwill and other intangible assets............................................       13,667        9,012
       Provision for impairment of intangible assets...................................................           --        3,490
      Gain on sale of property and equipment...........................................................          (95)          --
      Write off of acquired in-process research and development........................................           --       18,291
      Changes in assets and liabilities, net of effects from acquisitions:

       Accounts receivable.............................................................................        2,747        4,181
       Inventory.......................................................................................          350          149
       Prepaid expenses and other assets...............................................................          166         (281)
       Deferred revenue................................................................................        2,051          626
         Accounts payable and accrued expenses.........................................................       (2,684)      (1,169)
                                                                                                            --------     --------

Net cash provided by (used in) operating activities....................................................        4,002       (5,054)
                                                                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment......................................................          344           --
     Cash of business acquired, net of cash paid.......................................................           --        1,419
     Capital expenditures for property and equipment...................................................         (345)        (165)
                                                                                                            ---------    ---------

Net cash (used in) provided by investing activities....................................................           (1)       1,254
                                                                                                            ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Payments of) proceeds from short term bank borrowings.............................................       (3,400)       4,750
     Payment of notes payable..........................................................................           --       (1,600)
     Proceeds from the issuance of common stock, net of issuance costs.................................        4,980          615
                                                                                                            --------     --------

Net cash provided by financing activities..............................................................        1,580        3,765
                                                                                                            --------     --------

Effects of exchange rate changes on cash and cash equivalents  ........................................         (245)         (19)

Net increase (decrease) in cash and cash equivalents...................................................        5,336          (54)

Cash and cash equivalents at beginning of period.......................................................        2,571        5,162
                                                                                                            --------     --------

Cash and cash equivalents at end of period.............................................................     $  7,907     $  5,108
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

                                 SCANSOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company" or "ScanSoft") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2001, and for the three and six months ended June 30, 2001 and 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

    The results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or any future period.

    On March 13, 2000, the Company merged with Caere Corporation ("Caere"), a California-based digital imaging software company. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Caere and the fair market value of acquired assets and assumed liabilities have been included in the Company's financial statements as of the acquisition date.

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


BALANCE SHEET COMPONENTS:

    The following table summarizes key balance sheet components (in thousands):

                                                         JUNE 30,   DECEMBER 31,
                                                          2001         2000
                                                        ---------   -----------
 Inventory:
     Raw materials...................................    $  273       $   324
     Finished goods..................................       183           482
                                                         ------       -------
                                                         $  456       $   806
                                                         ======       =======
 Other current liabilities:
     Accrued compensation............................    $1,554       $ 1,188
     Accrued restructuring...........................       800         1,428
     Accrued royalties...............................       737           650
     Accrued professional fees.......................       295           638
     Accrued taxes and other.........................     1,929         1,634
                                                         ------       -------
                                                         $5,315       $ 5,538
                                                         ======       =======

CAERE ACQUISITION:

    On March 13, 2000, the Company acquired all of the outstanding capital stock of Caere Corporation, a California-based company that designed, developed and marketed a range of optical character recognition software tools, for consideration totaling $168.4 million.

     In connection with the acquisition, $18.3 million was charged to operations upon consummation of the acquisition, which represented acquired in-process research and development on development projects that had not yet reached technological feasibility and had no alternative future use.

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


PRO FORMA RESULTS (UNAUDITED)

    The following table reflects the unaudited pro forma results of operations of the Company assuming that the acquisition of Caere had occurred on January 1, 2000 (in thousands, except per share data):

                                                        SIX MONTHS ENDED
                                                        ----------------
                                                            June 30,
                                                              2000
                                                            --------
   Revenue..............................................    $ 27,437
   Net loss.............................................     (38,610)
   Net loss per share...................................       (0.84)

    These unaudited pro forma results of operations do not include the write-off of acquired in-process research and development as this amount is non-recurring in nature. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the periods. The three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 include the results of Caere for the entire periods; accordingly, the pro forma results do not differ from the Company's reported results for those periods.

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

    In June 2000, the Company implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues. As a result, the Company eliminated 65 employee positions including 29 in research and development, 13 in general and administrative functions and 23 in support and marketing. The Company recorded in the second quarter of 2000 a restructuring charge in the amount of $1,069,000 for severance payments to these employees, and a restructuring charge of $397,000 for certain termination fees to be incurred as a result of exiting the Los Gatos facility. Additionally, the Company wrote-off $3,490,000 of net intangible assets acquired as part of the Caere acquisition including the acquired work force of $1,074,000 and the favorable building lease of $2,416,000, which were impaired as a result of the restructuring action.

    The following table sets forth the 2001 restructuring reserve activity (in thousands):


                                              EMPLOYEE      LEASE
RESTRUCTURING AND OTHER CHARGES RESERVE        RELATED    EXIT COSTS   TOTAL
---------------------------------------       --------    ----------  ------
Balance at December 31, 2000.................  $1,428       $ 50      $1,478
Cash payments................................    (628)       (50)
                                                                        (678)
                                               ------       ----      ------
Balance at June 30, 2001.....................  $  800       $ --      $  800
                                                -----       ----      ------

    The remaining severance balance of $800,000 will be paid through March 2005 as it primarily relates to severance for the former Caere President and CEO.

NET LOSS PER SHARE:

    Diluted net loss per share excludes the weighted-average effect of options and warrants to purchase common stock as well as the conversion of Series B preferred stock, of 4,341,409 shares and 4,226,626 shares for the three and six months ended June, 30, 2001, respectively, and 5,955,958 shares and 6,740,202 shares for the three and six months ended June 30, 2000. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive for all periods presented.

COMPREHENSIVE LOSS

    Total comprehensive loss, net of taxes, was approximately $4,458,000 and $11,541,000 for the three and six months ended June 30, 2001, respectively, and was approximately $16,053,000 and $40,054,000 for the three and six months ended June 30, 2000, respectively. Total comprehensive losses consisted of net losses and foreign currency translation adjustments for the respective periods.

BANK LINE OF CREDIT:

    On March 14, 2000, the Company entered into a one year Credit Agreement (the "Agreement") with its primary financial institution for a $10,000,000 revolving loan (the "Credit Facility"). Borrowings under the Credit Facility bear interest at the prime rate plus one percent (9.0% at March 31, 2001). The maximum aggregate amount of borrowings outstanding at any one time was limited to the lesser of (a) $10,000,000 or (b) the Borrowing Base. The Borrowing Base was equal to fifty percent (50%) of eligible accounts receivables. As of June 12, 2000, the Agreement was amended to modify the total commitment by the bank from $10,000,000 to $5,000,000 and the Borrowing Base requirement was removed. The Agreement was subsequently amended on October 18, 2000 and December 28, 2000 at which point the maturity date was extended from March 12, 2001 until September 30, 2001.

    On May 10, 2001, the Company prepaid in full its remaining obligation on the Credit Facility, which included principle and interest amounting to $2,080,000. The Credit Facility was terminated and cancelled upon the prepayment.

CONTINGENCIES

    As a normal incidence of the nature of the Company's business, various claims, charges and litigation have been asserted or commenced against the Company arising from or related to employee relations. Management does not believe these claims will have a material effect on the financial position or results of operations of the Company.

EQUITY INVESTMENT

    On May 8, 2001, the State of Wisconsin Investment Board (SWIB) purchased an additional 4.76 million shares of ScanSoft common stock for $5.0 million. As of June 30, 2001, SWIB owned 8.63 million shares, or approximately 16.9 percent of ScanSoft's outstanding common stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment; intangible assets with finite useful lives will continue to be amortized over their useful lives. SFAS 142 also provides specific guidance for testing goodwill for impairment. SFAS 142 is effective for the Company's fiscal quarters beginning on January 1, 2002; early adoption is not permitted. The Company is currently assessing the impact of adopting SFAS 142 on its financial position and results of operations.

    In June 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's results of operations, or, a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost of expense when recognized in the vendor's results of operations. EITF 00-25 is effective for the Company's fiscal quarters beginning on January 1, 2002; early adoption is encouraged. Upon adoption of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with EITF 00-25. The Company is currently assessing the impact of adopting EITF 00-25 on its financial position and results of operations.

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

OVERVIEW

    ScanSoft, Inc. provides scanning and paper-to-digital solutions for individuals and workgroups. Our products are sold primarily through retail distributors, direct e-commerce and OEM partners on a worldwide basis. On March 13, 2000, we merged with Caere Corporation, a California-based digital imaging software company. As a result, Caere became a wholly owned subsidiary of ScanSoft, continuing under the name Caere Corporation. As more fully discussed within, the Company undertook several restructuring actions during the first and second quarters of 2000 to align the two companies.

    Our success in the future will depend on our ability to maintain and improve software gross margins and to increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. Since the Caere acquisition in the first quarter of 2000, we have experienced quarterly operating losses. There can be no assurance that we will be able to reach quarterly profitability or attain annual profitability in the near future. As of June 30, 2001, we had an accumulated deficit of $147.7 million.

RESULTS OF OPERATIONS

    The following table presents, as a percentage of total revenue, certain selected financial data for the three and six months ended June 30, 2001 and June 30, 2000:


                                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------    -------------------------
                                                     2001           2000           2001            2000
                                                    ------          -----         ------          ------
 Net revenue:                                       100.0%         100.0%         100.0%          100.0%
 Costs and expenses:
   Cost of revenue                                   18.8%          29.2%          20.5%           30.5%
   Research and development                          21.5%          34.5%          23.1%           37.7%
   Selling, general and administrative               42.0%          62.8%          46.3%           66.4%
   Amortization of goodwill and other
 intangible Assets                                   45.3%          50.8%          49.0%           42.1%
   Restructuring and other charges                    0.0%          35.5%           0.0%           23.2%
   Acquired in-process research and
     development                                      0.0%           0.0%           0.0%           85.5%
                                                    -----         ------          -----           -----
 Total costs and expenses                           127.6%         212.8%        (138.9)%         285.4%
                                                    -----         -------        ------          ------
 Loss from operations                               (27.6)%       (112.8)%        (38.9)%        (185.4)%
 Other expense, net                                  (0.0)%         (0.3)%         (0.5)%          (0.0)%
                                                    -----         ------         ------          ------
 Loss before income taxes                           (27.6)%       (113.1)%        (39.4)%        (185.4)%
 Provision for income taxes                          (1.6)%         (1.7)%         (1.1)%          (1.4)%
                                                    -----         ------         ------          ------
 Net loss                                           (29.2)%       (114.8)%        (40.5)%        (186.8)%
                                                    -----         ------         ------          ------

REVENUE

    Net revenue of $15.1 million for the three months ended June 30, 2001 increased by $1.1 million or 8% from the comparable period in 2000. The primary increase in revenue was due to the release of our OmniPage Pro 11 (OmniPage 11) product in June 2001. The release of this product produced incremental revenue of approximately $1.9 million for the quarter offset by a decrease in retail revenue related to slower demand in North America. The revenue growth came primarily from the success of the OmniPage 11 upgrade program marketed directly to end-users completed in June 2001. The future success of similar programs cannot be predicted and other product releases may not be as successful.

    Revenue for the six months ended June 30, 2001 increased $6.5 million or 30% from the comparable period of 2000. The increase in revenue came primarily from our OCR product family, which increased by approximately $3.1 million from the prior comparable period. The increase was attributed to a full six months of Caere revenue being included in the current period and the release of OmniPage 11 as noted above. The increase also included incremental revenue of $1.7 million from our paper management family of software, which reflects a full six months of revenue from our PaperPort 7.0 product that was released in May 2000.

    The revenue split for the three months ended June 30, 2001, was 84% North America and 16% European versus 83% and 17%, respectively, for the comparable period ending June 30, 2000. The revenue split for the six months ended June 30, 2001, was 81% North America and 19% European versus 85% and 15%, respectively for the comparable period ending June 30, 2000. The slight increase in North America for the three months ended June 30, 2001 was associated with the release of the English version of OmniPage 11. The international versions of OmniPage 11 are anticipated to be released during the third quarter of 2001. The increase in European revenue for the comparable six months was attributed to the Caere acquisition completed on March 13, 2000, which included four European offices.

    The breakdown of net revenue for the three months ended June 30, 2001 was 42% retail, 26% direct, 28% OEM, and 4% Corporate, this compared to 57% retail, 22% direct, 19% OEM, and 2% Corporate, for the same period in 2000. The breakdown of net revenue for the six months ended June 30, 2001 was 47% retail, 19% direct, 29% OEM, and 5% Corporate, compared to 47% retail, 23% direct, 29% OEM and 1% Corporate, for the same period in 2000. The increase in direct revenue over the comparable quarter is related to the OmniPage 11 release during June 2001. The increase in OEM revenue in the three months ended June 30, 2001 over the comparable quarter results from increased OEM business with Xerox, HP, Umax and Vividata, respectively. The increase in corporate revenue for the three and six months ended June 30, 2001 compared to the same periods in 2000, is a result of additional sales resources being committed to corporate multi-user license opportunities. We anticipate the revenue mix for the remaining quarters of 2001 to be roughly consistent with the first six months ended June 30, 2001.

COST OF REVENUE

    Cost of revenue consists primarily of material costs, third party royalties, fulfillment, and salaries for product support personnel. Cost of revenue for the three months ended June 30, 2001 was $2.8 million or 18.8% of revenue, compared to $4.1 million or 29.2% of revenue in the comparable period of 2000. Cost of revenue for the six months ended June 30, 2001 was $5.7 million or 20.5% of revenue, compared to $6.5 million or 30.5% for the same period in 2000. The decrease in dollars and as a percentage of revenue for both the three and six months ended June 30, 2001 are directly attributed to the consolidation of our manufacturing fulfillment activities and cost savings initiatives we introduced in the second quarter of 2000. We anticipate cost of revenue as a percentage of revenue to remain consistent with the six months ended June 30, 2001 for the remaining quarters of 2001.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $3.2 million or 21.5% of revenue in the three months ended June 30, 2001, compared to $4.8 million or 34.5% of revenue for the same three months in 2000. Research and development costs for the six months ended June 30, 2001 were $6.4 million or 23.1% of revenue, compared to $8.1 million or 37.7% for the same period in 2000. The decrease in terms of whole dollars for both the three and six month periods is related to cost reduction efforts undertaken during the first and second quarters of 2000. The decrease in research and development as a percentage of revenue for both the three and six month periods is directly related to increased revenues for both periods. We anticipate research and development expenses as a percentage of revenue to remain consistent with the six months ended June 30, 2001 for the remaining quarters of 2001.

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

     Selling, general and administrative expenses in the three months ended June 30, 2001 were $6.3 million or 42.0% of revenue, as compared to $8.8 million or 62.8% of revenue for the same period in 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 were $12.9 million or 46.3% of revenue, as compared to $14.2 million or 66.4% for the six months ended June 30, 2000. The decrease in terms of whole dollars for both the three and six month periods is related to cost reduction efforts undertaken during the first and second quarters of 2000. The decrease in selling, general and administrative expenses as a percentage of revenue for both the three and six month periods is directly related to increased revenues for both periods. We anticipate selling general and administrative expenses for the remainder of 2001 to decrease as a percentage of revenue, as compared with the first six months of 2001, as expenses are projected to grow more slowly than revenue.

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

    In June 2000, the Company implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues. As a result, the Company eliminated 65 employee positions including 29 in research and development, 13 in general and administrative functions and 23 in support and marketing. The Company recorded a restructuring charge in the amount of $1,069,000 for severance payments to these employees and a restructuring charge of $397,000 for certain termination fees to be incurred as a result of exiting the Los Gatos facility. Additionally, the Company wrote-off $3,490,000 of net intangible assets acquired as part of the Caere acquisition including the acquired work force of $1,074,000 and the favorable building lease of $2,416,000, which were impaired as a result of the restructuring action.

    For the six months ended June 30, 2001, the Company paid $628,000 in severance payments related to these restructuring actions. The remaining severance balance of $800,000 will be paid through March 2005 as it primarily relates to severance for the former Caere President and CEO.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS AND IN-PROCESS RESEARCH AND DEVELOPEMENT

    Amortization of intangible assets for the three months ended June 30, 2001 was $6.8 million compared to $7.1 million for the same period in 2000. Amortization of intangible assets for the six months ended June 30, 2001 was $13.7 million compared to $9.0 million for the same period in 2000. The decrease in amortization expense of $0.3 million for the three months ended June 30, 2001 was attributed to the write-off of intangible assets of $3.5 million, which were impaired as a result of the June 2000 restructuring. The increase in amortization of intangible assets of $4.7 million for the six months ended June 30, 2001 compared to the same period in 2000, resulted from six months of amortization for the Caere acquisition being taken in 2001 versus approximately four months in 2000. For the six months ended June 30, 2000, amortization was only included from March 13, 2000, the date of the Caere acquisition. The useful lives of the intangible assets used for amortization range from three to seven years. The Company also recorded a write-off of acquired in-process research and development of $18.3 million during the first quarter of 2000.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term investments offset by interest incurred for borrowings under credit facilities and short-term notes and currency exchange gains and losses.

    Other expense, net was $5,000 for the three months ended June 30, 2001, compared to other expense, net of $35,000 for the same period in 2000. The decrease was attributable to less interest expense on bank borrowings fully repaid on May 10, 2001. Other expense, net for the six months ended June 30, 2001 was $139,000, compared to zero for the same period in 2000. The increase in other expense was directly related to realized currency exchange losses of $199,000 and interest expense of $158,000. This was offset by interest income of $80,000, a $95,000 gain realized on the disposition of assets and other income of $43,000. For the six months ended June 30, 2000 the Company experienced foreign currency exchange gains, which were offset by higher interest expense of $222,000 on higher bank borrowings resulting in net zero other income.

TAXATION

    Tax provisions of $242,000 and $303,000 for the three and six months ended June 30, 2001 respectively, and $238,000 and $308,000 for the three and six months ended June 30, 2000, respectively, represent taxes in profitable foreign and state jurisdictions in which the Company does business and for which no net operating loss carryforwards were available.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2001, we had cash, cash equivalents and short-term investments of $8.0 million and net working capital of $2.5 million, as compared to $2.6 million in cash and short-term investments and a net working capital deficit of $6.5 million at December 31, 2000.

    We generated $4.0 million of cash from our operating activities for the first half 2001, as compared to cash used for operations of $5.1 million for the same period in 2000. The cash generated from operations in 2001 came primarily from the results of operations, collection of amounts due for long-term contracts included in deferred revenue and decreased accounts receivables at the end of the quarter, offset by lower accounts payable and accrued expense balances.

    Cash flows from investing activities during the first half of 2001 were breakeven as compared to $1.3 million cash provided, for the same period in 2000. The breakeven cash flow consisted of proceeds of $0.3 million from the sale of property and equipment offset by $0.3 million of property and equipment acquired during the six months ended June 30, 2001. The comparable period for 2000 included proceeds of $1.4 million of cash acquired in connection with the Caere acquisition.

    Cash provided by financing activities for the six months ended June 30, 2001 was $1.6 million as compared to $3.8 million provided from financing activities in 2000. The Company received net proceeds of $4.9 million from the State of Wisconsin Investment Board in exchange for 4.76 million shares of common stock. Additionally, the Company paid the full outstanding balance of $3.4 million on its bank line of credit, which terminated during the three months ended June 30, 2001. This payment represented the remaining balance on the bank line, which was cancelled concurrently with the payment. Cash provided by financing activities for the six months ended June 30, 2000 of $3.8 million was comprised primarily of proceeds of $4.8 million from our line of credit offset by the payment of $1.6 million of notes payable.

    Our principal sources of liquidity as of June 30, 2001 consisted of approximately $8.0 million of cash, cash equivalents and short-term investments. As of June 30, 2001, we had fully repaid and cancelled our bank line of credit.

    In connection with the Caere acquisition, we entered into a non-competition and consulting agreement with the former Caere President and CEO. Under the terms of the agreement, we agreed to pay the former Caere President and CEO on the second anniversary of the merger, March 13, 2002, in cash, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by the number of beneficial shares owned by the former executive.

    Although we generated $4.0 million of cash from operations for the six months ended June 30, 2001, there can be no assurance that we will be able to continue to generate cash from operations or secure additional equity financing if required. We have sustained recurring losses and have an accumulated deficit at June 30, 2001. We believe that the actions taken in fiscal 2000, including restructuring actions and other cost reduction initiatives, have reduced operating expenses to levels which, in combination with expected future revenues, will result in continued positive cash flow. Therefore, we believe that cash flows from future operations in addition to cash on hand will be sufficient to meet the our obligations as they become due for the foreseeable future. We also believe that, should revenue not achieve the expected levels for the remainder of 2001, we have the ability, and are committed, to reduce expenses further in order to continue to meet our obligations. We are continuing to pursue various actions in 2001, including potential equity financing and strategic alliances that may also provide additional liquidity. However, there can be no certainty that the we will meet our planned operations, will be able to reduce expenses quickly enough, or will be successful in obtaining additional equity financing or strategic alliances on terms favorable to us such that the we will be able to meet our obligations as they become due in the foreseeable future.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment; intangible assets with finite useful lives will continue to be amortized over their useful lives. SFAS 142 also provides specific guidance for testing goodwill for impairment. SFAS 142 is effective for the Company's fiscal quarters beginning on January 1, 2002; early adoption is not permitted. The Company is currently assessing the impact of adopting SFAS 142 on its financial position and results of operations.

    In June 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's results of operations, or, a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost of expense when recognized in the vendor's results of operations. EITF 00-25 is effective for the Company's fiscal quarters beginning on January 1, 2002; early adoption is encouraged. Upon adoption of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with EITF 00-25. The Company is currently assessing the impact of adopting EITF 00-25 on its financial position and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company's business operates in an intensely competitive environment and operations are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to (1) the loss of, or a significant curtailment of, purchases by any one or more principal customers; (2) the cyclicality of the retail software industry; (3) inability to protect the Company's proprietary technology and intellectual property; (4) the inability to attract or retain skilled employees; (5) technological obsolescence of current products and the inability to develop new products; (6) the inability to respond to competitive technology and competitive pricing pressures; (7) the ability to sustain product revenues upon the introduction of new products; (8) quarterly operating results that fluctuate and differ materially from one quarter to the next which could have an impact on the Company's stock price.

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

    For further discussion regarding these and other risks, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 27, 2001, the Company held its Annual Meeting of Stockholders. At such meeting the following actions were voted upon:

(a) To elect a Board of seven (7) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified:

               DIRECTOR                VOTES FOR                  WITHHELD
               --------                ---------                  --------
Michael K. Tivnan                     42,683,866                 1,360,439
Paul A. Ricci                         43,402,746                  641,559
Mark B. Myers                         43,346,875                  697,430
Katharine A. Martin                   43,373,759                  670,546
Robert G. Teresi                      42,903,439                1,140,866
Robert J. Frankenberg                 43,371,228                  673,077
Herve Gallaire                        43,338,622                  705,683


(b) To approve an amendment to the 1995 Director's Stock Option Plan to (a) increase the number of shares that may be issued under the Plan, (b) to increase the number of shares in the initial and subsequent annual grants to directors, and (c) to grant to persons who were outside directors on January 23, 2001 an additional grant of 40,000 shares.

    VOTES FOR            VOTES AGAINST          ABSTAINED      BROKER NON-VOTES
    ---------            -------------          ---------      ----------------
    36,473,392             7,381,278             189,635              0



(c) To ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants for the period ending December 31, 2001:

    VOTES FOR            VOTES AGAINST          ABSTAINED
    ---------            -------------          ---------
    43,566,951               368,093             109,261



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

    (b) Reports on Form 8-K

    May 30, 2001, Form 8-K/A Item 7, update to exhibits and exhibit index to report of Form 8-K dated March 13, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on August 3, 2001.

                                        SCANSOFT, INC.

                                        By: /s/ GERALD C. KENT JR.
                                            ------------------------------------
                                               Gerald C. Kent, Jr.
                                               Chief Accounting Officer
                                               And Corporate Controller

                                  EXHIBIT INDEX

    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT NO.              DESCRIPTION OF EXHIBITS
-----------              -----------------------
     2.1(1) Agreement and Plan of Merger dated December2, 1998, between Visioneer, Inc., a Delaware corporation, and ScanSoft, Inc., a Delaware corporation.

     2.2(2) Agreement and Plan of Reorganization, dated January 15, 2000, by and among ScanSoft, Inc., a Delaware corporation, Scorpion Acquisitions Corporation, a Delaware corporation and a wholly-owned subsidiary of ScanSoft, and Caere Corporation, a Delaware corporation.

     3.1(3)     Bylaws of Registrant.

     3.2(6)     Amended and Restated Certificate of Incorporation of Registrant.

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

(6) Incorporated by reference from the Registrants current Report on Form 10Q dated May 11, 2001.