Form 10-K405/A
period 2000-12-31
SCANSOFT INC
filed 2001-08-08
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000	COMMISSION FILE NUMBER 0-27038

SCANSOFT, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3156479 (I.R.S. Employer Identification Number)

9 CENTENNIAL DRIVE
PEABODY, MASSACHUSETTS 01960
(978) 977-2000
(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
Common Stock, $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

     The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of March 26, 2001 was 46,132,287.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

SIGNATURES
Ex-10.15 Gold Disk Bundling Agreement

The undersigned Registrant hereby amends Item 13, Certain Relationships and Related Transactions to more fully meet Item 404 of Regulation S-K, and hereby amends Item 14, the Exhibits and the Exhibit Index to its Report on Form 10-K dated April 2, 2001 (Commission File No. 000-27038) (the “10-K”) as set forth below.

Item 13. Certain Relationships and Related Transactions

Related Party Transactions

At December 31, 2000, Xerox owned approximately 26% of the Company’s outstanding common stock and all of the Company’s outstanding Series B Preferred Stock. In connection with the Company’s acquisition of ScanSoft in 1999 (following which the Company renamed itself ScanSoft), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox. The Series B Preferred Stock is convertible into shares of common stock on a share for share basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The Series B Preferred Stock holders are entitled to non-cumulative dividends at the rate of $0.065 per annum per share, payable when, as and if declared by the Board of Directors. To date no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law.

In addition, Xerox has the opportunity to acquire additional shares of common stock pursuant to a ten-year warrant. The warrant allows Xerox to acquire a number of shares of common stock equal to the number of options (whether vested or unvested) that remain unexercised at the expiration of any ScanSoft option assumed by the Company in the merger. The exercise price for each warrant share is $0.61. If all of the assumed ScanSoft options expire without being exercised, Xerox would be entitled to purchase 1,736,630 shares of common stock. The warrant was fully vested on the date of grant; however, Xerox may not exercise the warrant prior to March 2, 2002, unless, immediately after such exercise, Xerox owns directly or indirectly less than 45% of the Company’s shares of common stock immediately after such exercise. From the date of acquisition through December 31, 2000, approximately 484,465 ScanSoft options have been forfeited and accordingly, the Xerox warrant was exercisable for the purchase of 484,465 shares of the Company’s common stock.

In addition, Xerox had the right to designate two individuals to the Board of Directors. This right terminated on March 2, 2001.

The Company and Xerox have entered into three non-exclusive agreements in which the Company grants Xerox the royalty-bearing right to copy and distribute certain versions of Pagis, TextBridge and PaperPort software programs with Xerox’s multi-function peripherals. All agreements were negotiated on an arm’s length basis, and the royalties and other economic terms are comparable with ScanSoft’s other OEM partners.

On June 29, 1998, the Company and Xerox entered into a Gold Disk Bundling Agreement, as amended, wherein Xerox licensed the right to bundle and distribute ScanSoft’s Pagis and TextBridge software products with Xerox’s document system products for the small office and home office market. Under this agreement, ScanSoft recorded revenue totaling $2.4 million and $0.5 million for the years ended December 31, 2000 and 1999 respectively, based upon reported licenses of 528,000 and 172,000, respectively.

On March 25, 1998, the Company and Xerox entered into a Gold Disk Bundling Agreement, as amended, wherein Xerox licensed the right to bundle and distribute ScanSoft’s TextBridge Pro software with Xerox’s large corporate multifunction devices for 25 plus users (the “March 1998 Agreement”). On September 30, 1999, the Company and Xerox entered into a Gold Disk Bundling Agreement, as amended, wherein Xerox licensed the right to bundle and distribute ScanSoft’s TextBridge Pro and PaperPort software with Xerox’s large corporate multifunction devises and document center systems. This Agreement superseded the March 1998 Agreement. Under these two agreements, ScanSoft recorded revenue totaling $3.4 million and $4.2 million for the years ended December 31, 2000 and 1999 respectively, based upon reported licenses of 764,000 and 905,000 respectively.

In total, Xerox accounted for revenue of $5.8 million and $4.7 million for the years ended December 31, 2000 and 1999 respectively, accounting for 11% and 14% of total revenue, respectively. During 2000, Xerox paid ScanSoft $5.1 million under these agreements, and as of December 31, 2000, Xerox owed ScanSoft $1.6 million.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as a part of this Report:

(1) Financial Statements — See Index to Financial Statements in Item 8 of this Report.

(2) Financial Statement Schedule — The following financial statement schedule for our fiscal years 2000, 1999 and 1998 is contained in Item 8 of this Report:

II — Valuation and Qualifying Accounts and Reserves

Report of PricewaterhouseCoopers LLP, Independent Accountants. Refer to Item 8 above.

All other schedules have been omitted as the requested information is inapplicable or the information is presented in the financial statements or related notes included as part of this Report.

(3) Exhibits -Refer to Item 14(c) below.

     (b)  Reports on Form 8-K.

     NONE.

     (c)  Exhibits.

     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description of Exhibits

2.1(1)	Agreement and Plan of Merger dated December 2, 1998, between Visioneer, Inc., a Delaware corporation, and ScanSoft, Inc., a Delaware corporation.

2.2(2)	Agreement and Plan of Reorganization, dated January 15, 2000, by and among ScanSoft, Inc., a Delaware corporation, Scorpion Acquisitions Corporation, a Delaware corporation and a wholly-owned subsidiary of ScanSoft, and Caere Corporation, a Delaware corporation.

3.1(3)	Bylaws of Registrant.

3.2(2)	Amended and Restated Certificate of Incorporation of Registrant.

4.1(1)	Specimen Common Stock Certificate.

4.2(4)	Preferred Shares Rights Agreement, dated as of October 23, 1996, between the Registrant and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.3(1)	Common Stock Purchase Warrant

4.4(1)	Registration Rights Agreement, dated December 2, 1998, between the Registrant and Xerox Corporation.

10.1(3)	Form of Indemnification Agreement.

10.2(3)**	1995 Directors’ Option Plan and form of Option Agreement.

10.3(3)	LZW Paper Input System Patent License Agreement dated October 20,1995 between the Registrant and Unisys Corporation.

10.4(3)	Patent License agreement dated November 13, 1995 between the Registrant and Wang Laboratories, Inc.

10.5(5)	Software Distribution Agreement dated April 26, 1995 between Xerox Imaging Systems, Inc. and Tech Data Corporation.

10.6(5)	Assignment, Assumption, Renewal and Modification Agreement dated June 18, 1997 between Xerox Imaging Systems, Inc., the Registrant and Tech Data Product Management, Inc.

10.7(5)	Distribution Agreement dated September 22, 1993 between Ingram Micro, Inc. and Xerox Imaging Systems, Inc., as amended.

10.8(5)	Gold Disk Bundling Agreement: Pagis SE & Pagis Pro, dated June 29, 1998 between Xerox Corporation, through its Channels Group and the Registrant, as amended.

10.9(5)	Gold Disk Bundling Agreement dated March 25, 1998 between Xerox Corporation, Office Document Products Group and the Registrant.

10.10(6)	Caere Corporation Non-Employee Directors’ Stock Option Plan

10.11(7)**	Stand Alone Stock Option Agreement Number 1

10.12(8)**	Employment Agreement dated August 21, 2000, by and between the Registrant and Paul A. Ricci.

10.13(9)**	Employment Agreement dated August 21, 2000, by and between the Registrant and Michael K. Tivnan.

10.14+	Lease Agreement dated the 18th day of December 2000 by and between James M. Salar, as trustee of the JMS Realty Trust and the Registrant.

10.15	Gold Disk Bundling Agreement between the Registrant and Xerox Corporation dated as of September 30, 1999, as amended by Amendment Number 1 dated as of January 1, 2000.

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

24.1+	Power of Attorney (See signature page)

**	Denotes Management compensatory plan or arrangement.

+	Previously filed

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (No. 333-70603) filed with the Commission on January 14, 1999.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (No. 333-96487) filed with the Commission on February 9, 2000.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-98356) filed with the Commission on October 19, 1995.

(4)	Incorporated by reference from the Registrant’s current Report on Form 8-K dated October 30, 1996.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-33464) filed with the Commission on March 29, 2000.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-49656) filed with the Commission on November 9, 2000.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANSOFT, INC.

By: /s/ Paul A. Ricci Paul A. Ricci Chief Executive Officer and Chairman of the Board