Form 10-Q
period 2001-09-30
SCANSOFT INC
filed 2001-11-07
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-27038

SCANSOFT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3156479 (IRS employer Identification number)

9 Centennial Drive
Peabody, MA 01960
(Address of principal executive office)

(978) 977-2000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☑   Yes          ☐   No

     50,390,133 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of October 31, 2001

SCANSOFT, INC.

FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 30, 2001

INDEX

		PAGE

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a )	Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	3

b )	Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and September 30, 2000	4

c )	Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000	5

d )	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

PART II:	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANSOFT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
Unaudited

	September 30,	December 31,
	2001	2000

Assets

Current Assets:
Cash and cash equivalents	$9,269	$2,571
Short-term investments	—	62
Accounts receivable, less allowances of $5,915 and $7,375	9,921	8,314
Inventory	471	806
Prepaid expenses and other current assets	1,175	1,610

Total current assets	20,836	13,363

Goodwill and other intangible assets, net	71,551	92,051
Property and equipment, net	1,868	2,954
Other assets	934	1,112

TOTAL ASSETS	$95,189	$109,480

Liabilities and Stockholders’ Equity

Current Liabilities:
Short term bank borrowings	$—	$3,400
Accounts payable	7,146	7,945
Accrued sales and marketing expenses	1,326	1,880
Other accrued expenses	4,975	5,538
Deferred revenue	1,692	1,084

Total current liabilities	15,139	19,847

Deferred revenue	2,935	2,172

Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 issued and outstanding; liquidation preference $4,631	4,631	4,631
Common stock, $0.001 par value; 140,000,000 shares authorized; 50,669,392 and 46,072,748 shares issued, respectively	51	46
Additional paid-in capital	224,342	219,259
Common stock held in treasury at cost (357,300 and 0 shares, respectively)	(521)	—
Accumulated other comprehensive loss	(405)	(93)
Deferred compensation	(91)	—
Accumulated deficit	(150,892)	(136,382)

Total stockholders’ equity	77,115	87,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,189	$109,480

The accompanying notes are an integral part of these consolidated financial statements.

SCANSOFT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenue	$17,066	$13,638	$44,945	$35,028

Costs and expenses:
Cost of revenue	3,498	2,962	9,215	9,487
Research and development	3,582	3,830	10,016	11,884
Selling, general and administrative	6,845	6,842	19,759	21,051
Amortization of goodwill and other intangible assets	6,833	6,787	20,500	15,799
Restructuring and other charges	—	—	—	4,956
Acquired in-process research and development	—	—	—	18,291

Total costs and expenses	20,758	20,421	59,490	81,468

Loss from operations	(3,692)	(6,783)	(14,545)	(46,440)

Other income (expense), net	13	(257)	(126)	(257)

Loss before income taxes	(3,679)	(7,040)	(14,671)	(46,697)

(Benefit) provision for income taxes	(465)	36	(162)	344

Net loss	$(3,214)	$(7,076)	$(14,509)	$(47,041)

Net loss per share: basic and diluted	$(0.06)	$(0.15)	$(0.30)	$(1.15)

Weighted average common shares: basic and diluted	50,875	45,963	48,638	40,800

The accompanying notes are an integral part of these consolidated financial statements.

SCANSOFT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Nine months ended
	September 30,

	2001	2000

Cash Flows from Operating Activities:
Net loss	$(14,509)	$(47,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,395	968
Accounts receivable allowances	(1,460)	(3,467)
Amortization of goodwill and other intangible assets	20,500	15,799
Provision for impairment of intangible assets	—	3,490
Net gain on sale of property and equipment	(89)	—
Write off of acquired in-process research and development	—	18,291
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(147)	8,075
Inventory	335	283
Prepaid expenses and other assets	613	(493)
Accounts payable and accrued expenses	(1,916)	(3,211)
Deferred revenue	1,371	2,623

Net cash provided by (used in) operating activities	6,093	(4,683)

Cash Flows from Investing Activities:
Purchases of property and equipment	(563)	(256)
Proceeds from sale of property and equipment	344	—
Cash of business acquired, net of cash paid	—	1,419
Other	62	—

Net cash (used in) provided by investing activities	(157)	1,163

Cash Flows from Financing Activities:
(Repayments of) proceeds from short term bank borrowings	(3,400)	4,300
Purchase of treasury shares at cost	(521)	—
Payment of notes payable	—	(1,600)
Proceeds from the issuance of common stock, net of issuance costs	4,995	655

Net cash provided by financing activities	1,074	3,355

Effects of exchange rate changes on cash and cash equivalents	(312)	(89)

Net increase (decrease) in cash and cash equivalents	6,698	(254)

Cash and cash equivalents at beginning of period	2,571	5,162

Cash and cash equivalents at end of period	$9,269	$4,908

The accompanying notes are an integral part of these consolidated financial statements.

SCANSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the “Company” or “ScanSoft”) have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

     The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or any future period.

     On March 13, 2000, the Company merged with Caere Corporation (“Caere”), a California-based digital imaging software company. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Caere and the fair market value of acquired assets and assumed liabilities have been included in the Company’s financial statements as of the acquisition date.

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

Reclassifications

     Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

     BALANCE SHEET COMPONENTS:

     The following table summarizes key balance sheet components (in thousands):

	September 30,	December 31,
	2001	2000

Inventory:
Raw materials	$402	$324
Finished goods	69	482

	$471	$806

Other accrued expenses:
Accrued compensation	$1,559	$1,188
Accrued restructuring	661	1,428
Accrued royalties	858	650
Accrued professional fees	294	638
Accrued taxes and other	1,603	1,634

	$4,975	$5,538

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

Pro forma Results (unaudited)

     The following table reflects the unaudited pro forma results of operations of the Company assuming that the acquisition of Caere had occurred on January 1, 2000 (in thousands, except per share data):

Nine months ended

September 30, 2000

Revenue	$41,075
Net loss	(45,686)
Net loss per share	(0.94)

     These unaudited pro forma results of operations do not include the write-off of acquired in-process research and development as this amount is non-recurring in nature. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place on January 1, 2000. The three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 include the results of Caere for the entire periods; accordingly, the pro forma results do not differ from the Company’s reported results for those periods.

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

     The following table sets forth the 2001 restructuring reserve activity (in thousands):

	Employee	Lease
Restructuring and other Charges Reserve	Related	Exit Costs	Total

Balance at December 31, 2000	$1,428	$50	$1,478
Cash payments	(767)	(50)	(817)

Balance at September 30, 2001	$661	$—	$661

     The remaining severance balance of $661,000 primarily relates to severance for the former Caere President and CEO which will be paid through March 2005.

NET LOSS PER SHARE:

     Diluted net loss per share excludes the weighted-average effect of options and warrants to purchase common stock as well as the conversion of Series B preferred stock, of 5,300,741 shares and 4,611,135 shares for the three and nine months ended September 30, 2001, respectively, and 5,931,381 shares and 5,161,914 shares for the three and nine months ended September 30, 2000. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive for all periods presented.

COMPREHENSIVE LOSS

     Total comprehensive loss, net of taxes, was approximately $3,281,000 and $14,821,000 for the three and nine months ended September 30, 2001, respectively, and was approximately $7,148,000 and $47,202,000 for the three and nine months ended September 30, 2000, respectively. Total comprehensive losses consisted of net losses and foreign currency translation adjustments for the respective periods.

BANK LINE OF CREDIT:

     On March 14, 2000, the Company entered into a one year Credit Agreement (the “Agreement”) with its primary financial institution for a $10,000,000 revolving loan (the “Credit Facility”). Borrowings under the Credit Facility bear interest at the prime rate plus one percent (9.0% at March 31, 2001). The maximum aggregate amount of borrowings outstanding at any one time was limited to the lesser of (a) $10,000,000 or (b) the Borrowing Base. The Borrowing Base was equal to fifty percent (50%) of eligible accounts receivables. As of June 12, 2000, the Agreement was amended to modify the total commitment by the bank from $10,000,000 to $5,000,000 and the Borrowing Base requirement was removed. The Agreement was subsequently amended on October 18, 2000 and December 28, 2000, at which point the maturity date was extended from March 12, 2001 until September 30, 2001.

     On May 10, 2001, the Company prepaid in full its remaining obligation on the Credit Facility, which included principal and interest amounting to $2,080,000. The Credit Facility was terminated and cancelled upon the prepayment.

CONTINGENCIES

     As a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced against the Company arising from or related to employee relations and other business matters. Management does not believe these claims will have a material effect on the financial position or results of operations of the Company.

EQUITY INVESTMENT

     On May 8, 2001, the State of Wisconsin Investment Board (SWIB) purchased an additional 4.76 million shares of ScanSoft common stock for $5.0 million. As of September 30, 2001, SWIB owned 8.63 million shares, or approximately 17.0 percent of ScanSoft’s outstanding common stock.

STOCK REPURCHASE PROGRAM

     On August 22, 2001, the Board of Directors authorized the repurchase of up to 2 million shares of common stock during the next 12 months. For the three and nine months ended September 30, 2001 the Company repurchased 357,300 shares of common stock at a cost of $521,000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment; intangible assets with finite useful lives will continue to be amortized over their useful lives. SFAS 142 also provides specific guidance for testing goodwill for impairment. SFAS 142 is effective for the Company’s fiscal quarters beginning on January 1, 2002; early adoption is not permitted. The Company is currently assessing the impact of adopting SFAS 142 on its financial position and results of operations.

     In June 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF Issue No. 00-25 (“EITF 00-25”), “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 addresses whether consideration from a vendor to a reseller of the vendor’s products is an adjustment to the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s results of operations, or, a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost of expense when recognized in the vendor’s results of operations. EITF 00-25 is effective for the Company’s fiscal quarters beginning on January 1, 2002; early adoption is encouraged. Upon adoption of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with EITF 00-25. Based on current marketing programs with our retailers and distributors we anticipate reclassifying certain marketing expenses to revenue for those expenses that do not meet the requirements of EITF 00-25. The Company is currently assessing the impact of adopting EITF 00-25 on its financial position and results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for segments of a business to be disposed of. However, SFAS 144 retains APB 30’s requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to “a component of an entity” that either has been disposed of or is classified as “held for sale.” SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company is currently assessing the impact of adopting SFAS 144 on its financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain statements made in this report as well as oral statements made by ScanSoft from time to time, which are prefaced with words such as, “expects”, “anticipates”, “believes”, “projects”, “intends”, “plans”, and similar words and other statements of similar sense, are forward-looking statements within the meaning of the federal securities laws. These statements are based on ScanSoft’s current expectations and estimates as to prospective events and circumstances, which may or may not be in ScanSoft’s control and as to which there can be no firm assurance given.

     In this quarterly report, forward-looking statements include those concerning the following: ScanSoft’s expectations regarding revenue mix, cost of revenue, research and development expenses and selling general and administrative expenses in the fourth quarter of 2001; ScanSoft’s beliefs and expectations regarding future positive cash flow and the sufficiency of future cash levels; and ScanSoft’s ability to reduce expenses as necessary or to find additional sources of liquidity as needed. These forward-looking statements, like any other forward-looking statement, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties are outlined later in this document and should not be construed as exhaustive. ScanSoft disclaims any obligation to subsequently revise forward-looking statements or to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further discussions of risk factors are also available in ScanSoft’s registration statements filed with the Securities and Exchange Commission. ScanSoft wishes to caution readers not to place undue reliance upon such forward-looking statements, which speak only as of the date made.

OVERVIEW

     ScanSoft, Inc. provides scanning and paper-to-digital solutions for individuals and workgroups. Our products are sold primarily through retail distributors, direct e-commerce and OEM partners on a worldwide basis. On March 13, 2000, we merged with Caere Corporation, a California-based digital imaging software company. As a result, Caere became a wholly owned subsidiary of ScanSoft, continuing under the name Caere Corporation. As more fully discussed within, ScanSoft undertook several restructuring actions during the first and second quarters of 2000 to align the two companies.

     Our success in the future will depend on our ability to maintain and improve software gross margins and to increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. Since the Caere acquisition in the first quarter of 2000, we have experienced quarterly operating losses. There can be no assurance that we will be able to reach quarterly profitability or attain annual profitability in the near future. As of September 30, 2001, we had an accumulated deficit of $150.9 million.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of total revenue, certain selected financial data for the three and nine months ended September 30, 2001 and September 30, 2000:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net revenue:	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	20.5%	21.7%	20.5%	27.1%
Research and development	21.0%	28.1%	22.3%	33.9%
Selling, general and administrative	40.1%	50.1%	44.0%	60.1%
Amortization of goodwill and other intangible Assets	40.0%	49.8%	45.6%	45.1%
Restructuring and other charges	0.0%	0.0%	0.0%	14.2%
Acquired in-process research and development	0.0%	0.0%	0.0%	52.2%

Total costs and expenses	121.6%	149.7%	132.4%	232.6%

Loss from operations	(21.6)%	(49.7)%	(32.4)%	(132.6)%

Other income (expense), net	0.1%	(1.9)%	(0.2)%	(0.7)%

Loss before income taxes	(21.5)%	(51.6)%	(32.6)%	(133.3)%

Benefit (provision) for income taxes	2.7%	(0.3)%	0.3%	(0.9)%

Net loss	(18.8)%	(51.9)%	(32.3)%	(134.2)%

REVENUE

     Net revenue of $17.1 million for the three months ended September 30, 2001 increased by $3.4 million or 25% from the comparable period in 2000. Net revenue for the nine months ended September 30, 2001 increased $9.9 million or 28% from the comparable period in 2000. The increase in revenue in both periods was due to the release of our OmniPage Pro 11 (OmniPage 11) and PaperPort Deluxe 8.0 products as well as revenue from a significant contract with an OEM customer.

     The increase in revenue for both periods came primarily from our OCR product family, which increased by approximately $7.6 million for the nine months ended September 30, 2001 from the prior comparable period. The additional revenue growth of $2.3 million came primarily from our paper management and development kits. Late in the quarter we released PaperPort Deluxe 8.0, which also contributed to the revenue growth of the paper management family of products.

     Geographically, revenue for the three months ended September 30, 2001 was 79% in North America and 21% in Europe versus 85% and 15%, respectively, for the comparable period ending September 30, 2000. The revenue split for the nine months ended September 30, 2001, was 80% in North America and 20% in Europe versus 85% and 15%, respectively for the comparable period ending September 30, 2000. The increase in Europe for the three and nine months ended September 30, 2001 was associated with the release of the international language versions of OmniPage 11 in August 2001.

     The breakdown of net revenue for the three months ended September 30, 2001 was 51% retail, 13% direct, 32% OEM, and 4% Corporate. This compared to 55% retail, 15% direct, 26% OEM, and 4% Corporate for the same period in 2000. The breakdown of net revenue for the nine months ended September 30, 2001 was 49% retail, 17% direct, 30% OEM, and 4% Corporate, compared to 49% retail, 20% direct, 27% OEM and 4% Corporate, for the same period in 2000. The increase in OEM revenue in the three and nine months ended September 30, 2001 over the comparable periods results from increased OEM business with Microsoft and Autodesk. The percentage decrease in retail and direct revenue for the three months ended September 30, 2001 compared to the same periods in 2000 is the result of stronger OEM revenues for the period. We anticipate the revenue mix for the fourth quarter of 2001 to be roughly consistent with the first nine months ended September 30, 2001.

COST OF REVENUE

     Cost of revenue consists primarily of material costs, third party royalties, fulfillment, and salaries for product support personnel and related costs associated with contracts, which are accounted for under the percentage of completion method of accounting. Cost of revenue for the three months ended September 30, 2001 was $3.5 million or 20.5% of revenue, compared to $3.0 million or 21.7% of revenue in the comparable period of 2000. Cost of revenue for the nine months ended September 30, 2001 was $9.2 million or 20.5% of revenue, compared to $9.5 million or 27.1% for the same period in 2000. The decrease in cost of revenue as a percentage of revenue for both the three and nine months ended September 30, 2001 is directly attributed to the consolidation of our worldwide manufacturing fulfillment activities and cost savings initiatives we introduced in the second quarter of 2000. This decrease was partially offset by an increase in the cost of revenue in the three month period ended September 30, 2001 as a result of costs incurred with engineering efforts under a significant OEM contract. We anticipate cost of revenue as a percentage of revenue to remain consistent with the nine months ended September 30, 2001 for the fourth quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $3.6 million or 21.0% of revenue in the three months ended September 30, 2001, compared to $3.8 million or 28.1% of revenue for the same three months in 2000. Research and development costs for the nine months ended September 30, 2001 were $10.0 million or 22.3% of revenue, compared to $11.9 million or 33.9% for the same period in 2000. The decrease in research and development expenses for both periods is a result of cost reduction efforts undertaken during the first and second quarters of 2000. The decrease in research and development expenses as a percentage of revenue for both periods is a result of the decreased expenses as well as increased revenues for both periods as compared to the prior periods. We anticipate research and development expenses as a percentage of revenue to remain consistent with the nine months ended September 30, 2001 for the fourth quarter of 2001.

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

     Selling, general and administrative expenses were $6.8 million in the three months ended September 30, 2001 and 2000, or 40.1% and 50.1% of revenue, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $19.8 million or 44.0% of revenue, as compared to $21.1 million or 60.1% for the nine months ended September 30, 2000. The decrease in selling, general and administrative expenses for both periods is a result of cost reduction efforts undertaken during the first and second quarters of 2000. The decrease in selling, general and administrative expenses as a percentage of revenue for both periods is a result of the decreased expenses as well as increased revenues for both periods as compared to the prior periods. We anticipate selling general and administrative expenses for the remainder of 2001 to decrease as a percentage of revenue, as compared with the first nine months of 2001, as expenses are projected to grow more slowly than revenue.

OTHER COSTS AND EXPENSES

RESTRUCTURING AND OTHER CHARGES:

     In connection with the acquisition of Caere in the first quarter of 2000, ScanSoft identified 46 employees of Caere whose positions were eliminated upon consummation of the acquisition. These positions included 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the Caere president and CEO position was eliminated. As a result, ScanSoft established as part of the purchase price allocation, a restructuring reserve of $487,000 for severance payments to employees, and a restructuring reserve of $1,065,000 for severance to the Caere former president and CEO, the payments of which will continue through March 2005.

     In June 2000, ScanSoft implemented a restructuring plan to strategically refocus our business and bring operating expenses in line with net revenues. As a result, the Company eliminated 65 employee positions including 29 in research and development, 13 in general and administrative functions and 23 in support and marketing. ScanSoft recorded a restructuring charge in the amount of $1,069,000 for severance payments to these employees and a restructuring charge of $397,000 for certain termination fees to be incurred as a result of exiting the Los Gatos facility. Additionally, ScanSoft wrote-off $3,490,000 of net intangible assets acquired as part of the Caere acquisition including the acquired work force of $1,074,000 and the favorable building lease of $2,416,000, which were impaired as a result of the restructuring action.

     For the nine months ended September 30, 2001, ScanSoft paid $767,000 in severance payments related to these restructuring actions. The remaining severance balance of $661,000 primarily relates to severance for the former Caere President and CEO and will be paid through March 2005.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS AND IN-PROCESS RESEARCH AND DEVELOPEMENT

     Amortization of intangible assets for the three months ended September 30, 2001 and 2000 was $6.8 million. Amortization of intangible assets for the nine months ended September 30, 2001 was $20.5 million compared to $15.8 million for the same period in 2000. The increase in amortization of intangible assets of $4.7 million for the nine months ended September 30, 2001 compared to the same period in 2000, resulted from nine months of amortization for the Caere acquisition being taken in 2001 versus approximately seven months in 2000 due to the timing of the Caere acquisition which was completed on March 13, 2000. In connection with the acquisition, $18.3 million was charged to operations upon consummation of the acquisition, which represented acquired in-process research and development on development projects that had not yet reached technological feasibility and had no alternative future use.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term investments offset by interest incurred for borrowings under credit facilities and short-term notes, and currency exchange gains and losses.

     Other income, net was $13,000 for the three months ended September 30, 2001, compared to other expense, net of $257,000 for the same period in 2000. The increase in other income was attributed to higher interest income due to higher cash balances and no interest expense on bank borrowings as such borrowings were fully repaid on May 10, 2001. Other expense, net for the nine months ended September 30, 2001 was $126,000, compared to $257,000 for the same period in 2000. The decrease in other expense was directly related to increased interest income on higher cash balances and lower interest expense on lower credit facility borrowings.

TAXATION

     Tax benefit of $465,000 and $162,000 for the three and nine months ended September 30, 2001, respectively, reflects a reduction of approximately $700,000 for the three months ended September 30, 2001 in amounts accrued for income taxes upon favorable completion of a state tax audit of Caere for 1996 and 1997. This benefit was offset by tax provisions for foreign and state jurisdictions for which no net operating loss carryforwards were available. This compares to tax provisions of $36,000 and $344,000 for the three and nine months ended September 30, 2000, respectively, related to foreign and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, we had cash and, cash equivalents of $9.3 million and net working capital of $5.7 million, as compared to $2.6 million in cash and short-term investments and a net working capital deficit of $6.5 million at December 31, 2000.

     We generated $6.1 million of cash from our operating activities for the first nine months of 2001, as compared to cash used for operations of $4.7 million for the same period in 2000. The cash generated from operations in 2001 came primarily from the results of operations, collection of amounts due for long-term contracts included in deferred revenue and decreased accounts receivables at the end of the quarter, offset by lower accounts payable and accrued expense balances.

     Cash used in investing activities during the first nine months of 2001 was $0.2 million as compared to $1.2 million cash provided for the same period in 2000. Cash used consisted of $0.6 million or property and equipment acquired offset by proceeds of $0.3 million from the sale of property and equipment during the nine months ended September 30, 2001. The comparable period included proceeds of $1.4 million of cash acquired in connection with the Caere acquisition in 2000.

     Cash provided by financing activities for the nine months ended September 30, 2001 was $1.1 million as compared to $3.4 million provided from financing activities in 2000. We received net proceeds of $4.9 million from the State of Wisconsin Investment Board in exchange for 4.76 million shares of common stock. Additionally, we repaid the outstanding balance of $3.4 million on our bank line of credit, which was then terminated, during the three months ended June 30, 2001. During the three months ended September 30, 2001, we acquired approximately 350,000 shares of the company’s stock for $0.5 million. The buy back was part of a previously announced program to acquire up to 2 million shares of our stock on the open market. Cash provided by financing activities for the nine months ended September 30, 2000 of $3.4 million was comprised primarily of proceeds of $4.3 million from our line of credit offset by the payment of $1.6 million of notes payable.

     Our principal sources of liquidity as of September 30, 2001 consisted of approximately $9.3 million of cash and cash equivalents . As of September 30, 2001, we had fully repaid and terminated our bank line of credit.

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

     Although we generated $6.1 million of cash from operations for the nine months ended September 30, 2001, there can be no assurance that we will be able to continue to generate cash from operations or secure additional equity financing if required. We have sustained recurring losses and have an accumulated deficit at September 30, 2001. We believe that the actions taken in fiscal 2000, including restructuring actions and other cost reduction initiatives, have reduced operating expenses to levels which, in combination with expected future revenues, will result in continued positive cash flow. Therefore, we believe that cash flows from future operations in addition to cash on hand will be sufficient to meet the our working capital, investing, financing and contractual obligations as they become due for the foreseeable future.

FOREIGN OPERATIONS:

     As a result of the Caere acquisition, in March 2000, ScanSoft significantly increased its presence in Europe. ScanSoft conducts certain business transactions in the euro and will change its functional currencies for the affected countries to the euro by the end of the three-year transition period. The conversion to the euro has not and is not expected to have a significant operational impact or a material financial impact on the results of operations, financial position, or the liquidity of ScanSoft’s European businesses. Changes in the value of the euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenues and operating results. Currently, ScanSoft does not hedge any of its foreign-currency denominated transactions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment; intangible assets with finite useful lives will continue to be amortized over their useful lives. SFAS 142 also provides specific guidance for testing goodwill for impairment. SFAS 142 is effective for the Company’s fiscal quarters beginning on January 1, 2002; early adoption is not permitted. ScanSoft is currently assessing the impact of adopting SFAS 142 on its financial position and results of operations.

     In June 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF Issue No. 00-25 (“EITF 00-25”), “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 addresses whether consideration from a vendor to a reseller of the vendor’s products is an adjustment to the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s results of operations, or, a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost of expense when recognized in the vendor’s results of operations. EITF 00-25 is effective for the Company’s fiscal quarters beginning on January 1, 2002; early adoption is encouraged. Upon adoption of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with EITF 00-25. Based on current marketing programs with our retailers and distributors we anticipate reclassifying certain marketing expenses to revenue for those expenses that do not meet the requirements of EITF 00-25. ScanSoft is currently assessing the impact of adopting EITF 00-25 on its financial position and results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for segments of a business to be disposed of. However, SFAS 144 retains APB 30’s requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to “a component of an entity” that either has been disposed of or is classified as “held for sale.” SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. ScanSoft is currently assessing the impact of adopting SFAS 144 on its financial position and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     ScanSoft’s business operates in an intensely competitive environment and operations are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to (1) the loss of, or a significant curtailment of, purchases by any one or more principal customers; (2) the cyclicality of the retail software industry; (3) inability to protect ScanSoft’s proprietary technology and intellectual property; (4) the inability to attract or retain skilled employees; (5) technological obsolescence of current products and the inability to develop new products; (6) the inability to respond to competitive technology and competitive pricing pressures; (7) the ability to sustain product revenues upon the introduction of new products; (8) quarterly operating results that fluctuate and differ materially from one quarter to the next which could have an impact on ScanSoft’s stock price.

     There can be no assurance that cash generated by operations will be sufficient to satisfy our liquidity requirements, and we may be required to sell additional equity or debt securities, or obtain lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. It may be difficult to sell additional equity or obtain debt financing, and this could result in significant constraints on ScanSoft’s ongoing investments to grow revenue and develop new products.

     For further discussion regarding these and other risks, refer to ScanSoft’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

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

     (b) Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on November 7, 2001.

SCANSOFT, INC.

By:	/s/ GERALD C. KENT JR.
Gerald C. Kent, Jr. Chief Accounting Officer And Corporate Controller

EXHIBIT INDEX

     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.		Description of Exhibits

2.1	(1)	Agreement and Plan of Merger dated December 2, 1998, between Visioneer, Inc., a Delaware corporation, and ScanSoft, Inc., a Delaware corporation

2.2	(2)	Agreement and Plan of Reorganization, dated January 15, 2000, by and among ScanSoft, Inc., a Delaware corporation, Scorpion Acquisitions Corporation, a Delaware corporation and a wholly-owned subsidiary of ScanSoft, and Caere Corporation, a Delaware corporation

3.1	(3)	Bylaws of Registrant

3.2	(6)	Amended and Restated Certificate of Incorporation of Registrant

4.1	(4)	Specimen Common Stock Certificate

4.2	(5)	Preferred Shares Rights Agreement, dated as of October 23, 1996, between the Registrant and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.3	(1)	Common Stock Purchase Warrant

4.4	(1)	Registration Rights Agreement dated March 2, 1999, between the Registrant and Xerox Corporation

10.1		Employment Agreement Amendment # 1 to Employment Agreement dated August 21, 2000, by and between ScanSoft, Inc and Paul A. Ricci

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (No. 333-70603) filed with the Commission on January 14, 1999.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (No. 333-96487) filed with the Commission on February 9, 2000.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-98356) filed with the Commission on October 19, 1995.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 33-98356) filed with the Commission on October 19, 1995.

(5)	Incorporated by reference from the Registrant’s current Report on Form 8-K dated October 31, 1996.

(6)	Incorporated by reference from the Registrant’s current Report on Form 10Q dated May 11, 2001.