Form 10-K
period 2001-12-31
SCANSOFT INC
filed 2002-04-01
CIK 1002517

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001       COMMISSION FILE NUMBER 0-27038

                                 SCANSOFT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3156479
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

              9 CENTENNIAL DRIVE
            PEABODY, MASSACHUSETTS                                 01960
 (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE                    (ZIP CODE)
                   OFFICES)

 REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA                  (978) 977-2000
                     CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   COMMON STOCK, $0.001 PAR VALUE PER SHARE.
                        PREFERRED SHARE PURCHASE RIGHTS.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $151,923,025.23 as of March 22, 2002, based on $4.91 per share, the last reported sales price on the Nasdaq National Market for such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of March 22, 2002 was 63,440,143.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement dated April 30, 2002, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 14, 2002 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SCANSOFT, INC.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
  Item 1.        BUSINESS....................................................    2
  Item 2.        PROPERTIES..................................................   18
  Item 3.        LEGAL PROCEEDINGS...........................................   19
  Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   19
PART II
  Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.........................................   20
  Item 6.        SELECTED FINANCIAL DATA.....................................   21
  Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS...................................   22
  Item 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK........................................................   34
  Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   34
  Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE....................................   66
PART III
  Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   66
  Item 11.       EXECUTIVE COMPENSATION......................................   66
  Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT..................................................   66
  Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   66
PART IV
  Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.........................................................   67

                           FORWARD LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS REGARDING: OUR STRATEGIC OBJECTIVES AND PLANS RELATED TO STRATEGIC INVESTMENTS; OUR INTENTIONS REGARDING GROWTH STRATEGY RELATING TO SPEECH AND LANGUAGE TECHNOLOGIES; OUR BELIEFS AND EXPECTATIONS REGARDING THE ABILITY OF CERTAIN NEWLY RELEASED SOFTWARE TO PENETRATE MARKETS AND THE FUNCTIONALITY, PERFORMANCE, AND ROBUSTNESS OF SOFTWARE CURRENTLY IN DEVELOPMENT; OUR INTENTIONS AND EXPECTATIONS REGARDING OUR MARKET LEADERSHIP IN TEXT-TO-SPEECH TECHNOLOGY AND OUR RELEASE AND THE PERFORMANCE OF A NEW GENERATION OF ENGINES IN THE TEXT-TO-SPEECH TECHNOLOGY SPACE; OUR INTENTIONS, BELIEFS AND EXPECTATIONS REGARDING THE AUTOMOTIVE AND MOBILE COMMUNICATIONS MARKETS AND OUR EXPANSION WITHIN THESE MARKETS; OUR INTENTION TO LEVERAGE OUR STRENGTH IN PARTICULAR MARKET SEGMENTS; OUR PLANS AND EXPECTATIONS REGARDING OUR SALES CAPACITY AND VALUE-ADDED RESELLERS, SYSTEM INTEGRATORS, AND STRATEGIC PARTNERS; OUR BELIEFS AND EXPECTATIONS REGARDING INTERNATIONAL MARKETS, GROWTH OF OUR INTERNATIONAL BUSINESS, EXPANSION OF OUR OPERATIONS, INTERNATIONAL SALES AND OUR REVENUE; OUR PLANS REGARDING THE SPECIFICATION AND TESTING OF TIFF-FX; OUR BELIEFS AND EXPECTATIONS REGARDING BUNDLING SOFTWARE PRODUCTS; OUR BELIEFS AND INTENTIONS REGARDING SOFTWARE UPGRADES, NEW SOFTWARE FEATURES, AND EXPANDING SOFTWARE PRODUCT LINE, THE INTRODUCTION OF MAJOR NEW SOFTWARE PRODUCTS AND OUR REVENUES; OUR BELIEFS AND EXPECTATIONS REGARDING SALES THROUGH INDEPENDENT DISTRIBUTORS AND RESELLERS; OUR BELIEFS AND EXPECTATIONS REGARDING ALTERNATIVE SOURCES OF SUPPLY FOR OUR PRODUCT COMPONENTS; OUR BELIEFS AND EXPECTATIONS REGARDING FACTORS UPON WHICH OUR SUCCESS DEPENDS; OUR BELIEFS AND EXPECTATIONS REGARDING THE MARKET FOR SPEECH RECOGNITION APPLICATIONS; OUR BELIEFS AND EXPECTATIONS REGARDING DISCLOSURE OF OUR TRADE SECRETS AND PROPRIETARY KNOW-HOW TO EMPLOYEES, LICENSING TECHNOLOGY FROM THIRD PARTIES AND SOFTWARE PIRACY; OUR BELIEFS AND EXPECTATIONS REGARDING ATTRACTING, HIRING AND RETAINING QUALIFIED EMPLOYEES AND THE CONTINUED SERVICE OF KEY TECHNICAL AND SENIOR MANAGEMENT PERSONNEL; OUR BELIEFS AND EXPECTATIONS REGARDING PAST AND FUTURE ACQUISITIONS AND PAYMENT TREATMENT AND ACCOUNTING RELATED TO SUCH ACQUISITIONS; OUR BELIEFS AND EXPECTATIONS REGARDING COMPETITION, OUR ABILITY TO COMPETE AND THE PRODUCT DEVELOPMENT OF AND POTENTIAL ALLIANCES AMONG COMPETITORS; OUR BELIEFS AND EXPECTATIONS REGARDING OUR REVENUES, REVENUE MIX, OPERATING RESULTS, EXPENSE LEVELS, PRODUCT RETURNS, OTHER ALLOWANCES, ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION; OUR BELIEFS AND EXPECTATIONS REGARDING THE MARKET FOR AND COMMERCIAL ACCEPTANCE OF OUR SPEECH TECHNOLOGY PRODUCTS; OUR BELIEFS AND EXPECTATIONS REGARDING THE SIGNIFICANCE OF CONTINUING PRODUCT RELEASES AND OUR ABILITY TO ENHANCE AND IMPROVE EXISTING PRODUCTS AND TECHNOLOGIES AND TO DEVELOP AND INTRODUCE NEW PRODUCTS AND FEATURES AND THE NEED TO IMPLEMENT EMERGING STANDARDS AND ADAPT PRODUCTS; OUR BELIEFS AND EXPECTATIONS REGARDING INTERNATIONAL SPEECH PRODUCT SALES AND INVESTMENTS RELATED THERETO; OUR BELIEFS AND EXPECTATIONS REGARDING OUR EXISTING FACILITIES; OUR INTENTIONS REGARDING FUTURE EARNINGS AND CASH DIVIDENDS; OUR BELIEFS AND EXPECTATIONS REGARDING SOFTWARE GROSS MARGINS AND SALES OF SOFTWARE PRODUCTS; OUR BELIEFS AND EXPECTATIONS REGARDING SFAS 142 AND OUR EXPECTATIONS REGARDING SFAS 144; OUR BELIEFS AND EXPECTATIONS REGARD-

ING AMORTIZATION EXPENSE; OUR BELIEFS AND EXPECTATIONS REGARDING OUR ADOPTION AND IMPLEMENTATION OF EITF ISSUE 01-9; OUR BELIEFS AND EXPECTATIONS REGARDING OUR POLICY FOR DETERMINING FUNCTIONAL CURRENCY, FOREIGN CURRENCY EXCHANGE RATE RISK; OUR BELIEFS AND EXPECTATIONS REGARDING SALES AND SALES VOLUMES; OUR BELIEFS AND EXPECTATIONS REGARDING COST OF REVENUE, REVENUE GROWTH AND A PAY FOR SUPPORT PROGRAM; OUR BELIEFS AND EXPECTATIONS REGARDING RESEARCH AND DEVELOPMENT EXPENSES AND OUR POLICY REGARDING CAPITALIZATION OF DEVELOPMENT COSTS; OUR BELIEFS AND EXPECTATIONS REGARDING SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND RELATED ASSUMPTIONS AND INFLUENTIAL FACTORS; OUR BELIEFS AND EXPECTATIONS REGARDING RESTRUCTURING RESERVES AND SEVERANCE PAYMENTS; OUR BELIEFS AND EXPECTATIONS REGARDING FEDERAL AND STATE NET OPERATING LOSS AND RESEARCH AND DEVELOPMENT CREDIT CARRYFORWARDS; OUR BELIEFS AND EXPECTATIONS REGARDING CASH FLOWS; AND OUR BELIEFS AND EXPECTATIONS REGARDING LEGAL PROCEEDINGS AND LITIGATION MATTERS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FOR A DETAILED DISCUSSION OF THESE RISKS AND UNCERTAINTIES, SEE THE SECTION ENTITLED "RISK FACTORS" IN THIS ANNUAL REPORT ON FORM 10-K. WE UNDERTAKE NO OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-K.

                                     PART I

ITEM 1.  BUSINESS

                               BUSINESS OVERVIEW

     ScanSoft is a leading supplier of imaging, speech and language solutions that make businesses more productive. Our portfolio of solutions and technologies automate a range of manual processes to help consumers, professionals and enterprises save time, increase productivity and improve customer service.

     Historically, ScanSoft has been a leader in paper-to-digital solutions and document imaging applications and technologies. Our optical character recognition, digital paper management and eForms applications are used by leading corporations, government organizations and technology vendors to instantly convert paper documents into digital information.

     With the acquisition of certain Lernout & Hauspie ("L&H") assets in December 2001, ScanSoft added speech and language solutions to its portfolio of productivity-enhancing applications and technologies. The group of assets acquired includes the RealSpeak text-to-speech technology, Dragon speech recognition software and other speech and voice-related technologies aimed at the rapidly growing telecommunications, automotive and mobile device markets. ScanSoft believes that its speech-based technology and intellectual property is widely considered the finest in the industry.

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

     On December 7, 2001, the Company entered into a definitive asset purchase agreement (the "Purchase Agreement") to acquire certain assets and intellectual property relating to the former L&H entities that were in bankruptcy under the jurisdiction of both the U.S. Bankruptcy Courts for the District of Delaware and the Belgium Court of Ieper. We purchased these assets in a closed auction proceeding administered by the creditor committee of the former entities and approved by both the U.S. and Belgium courts on December 11, 2001. The transaction was completed on December 12, 2001. See Management Discussion and Analysis Recent Events for further discussion.

     ScanSoft maintains executive offices and principal facilities at 9 Centennial Drive, Peabody, MA 01960. Our telephone number is (978) 977-2000. We maintain a World Wide Web site at www.scansoft.com. When we refer to "we" or "ScanSoft" or "the Company" in this Annual Report on Form 10-K, we mean the current Delaware corporation ScanSoft, Inc., including all of its consolidated subsidiaries.

SCANSOFT'S STRATEGY

     Our objective is to continue to be a leading provider of digital imaging and speech-based productivity solutions. Key elements of our strategy to achieve this objective include:

                 EXPAND MARKET SHARE FOR IMAGING PRODUCT LINES

     ScanSoft is the leading developer of document automation applications and imaging technologies. ScanSoft's OCR, eForms and digital paper management applications have been selected by leading corporate and government organizations to instantly convert paper into digital information. ScanSoft's information capture, OCR and imaging toolkits are the enabling document automation technologies within commercial products delivered by leading technology vendors, including Autodesk, Captiva, Cardiff, FileNET, Lexmark, Microsoft, and Xerox. Our ability to achieve broader market acceptance of our products will depend on several factors such as ease-of-use, OCR accuracy, speed, overall functionality and the continued acceptance of digital copies and similar hardware devices.

     Our strategy is to maintain and enhance our technological position by investing in OCR and image processing technology and strategic business and technology partnerships with other leading companies. We will continue to invest in our digital imaging applications as well as target the growing demand for information capture products. We are enhancing our offerings to serve the needs for PDF functionality in the corporate market. We are also investing to take advantage of the growing demand for network-enabled scanning, to provide our first digital imaging offerings for the mobile market, and to pursue Asian markets with new software development kits (SDKs).

               PURSUE GROWTH OPPORTUNITIES IN SPEECH AND LANGUAGE

     ScanSoft maintains one of the broadest portfolios of speech and language technologies, including several automatic speech recognition (ASR), text-to-speech (TTS) and other engines. We believe the combination of our speech and language technologies enable us to compete more effectively than our competitors in many situations, particularly those requiring the integration of multiple speech and language technologies. In addition, we believe that we are one of few providers capable of offering speech and language products for all environments, spanning server, desktop and device. We maintain a variety of engines with capabilities ranging from small footprint recognition of discrete words to speaker independent, large vocabulary recognition of continuous, spontaneous speech. We believe that, by offering this range of capabilities, we are better able to access more segments of the speech and language technology market.

     Our growth strategy in speech and language will focus on three areas:

          Document Creation / Dictation -- We are a leading provider of speech-enabled document creation or dictation solutions with our Dragon NaturallySpeaking product family. We believe the strength of our newly released Dragon NaturallySpeaking version 6 will enable us to penetrate more deeply into corporate markets, as well as the healthcare and legal vertical segments. Dragon NaturallySpeaking version 7 is currently in development and is expected to provide additional functionality, performance and robustness that will further expand our language coverage.

          Broad Licensing of Text-to-Speech -- Our RealSpeak text-to-speech
     (TTS) technology is the most widely accepted TTS engine in the world, capable of delivering high-quality, human-sounding speech in

     19 languages and across a number of platforms. We believe the strength and breadth of our technology in the TTS market positions us well for broad, horizontal licensing opportunities. We intend to extend our current market leadership in text-to-speech, by continuing to provide the broadest language coverage available in the market and through the release of a new generation of engines. We expect these engines will set new benchmarks in quality, flexibility, and performance.

          Automotive/Mobile Solutions -- ScanSoft offers the most complete, integrated suite of technologies and services that provide speech capabilities for the automotive and mobile industry. We believe that the automotive and mobile communications markets are dedicated to adopting speech technology, a logical interface for a range of services and capabilities. Our automotive solutions are renowned for broad language support, speech recognition, noise management and synthesized speech. We intend to work closely with automotive OEMs, tier-one integrators, aftermarket device manufacturers and telematic service providers to expand our influence in these markets. To capitalize on growth opportunities within these markets, we intend to leverage a number of trends, including legislative pressures for hands-free operation of mobile devices, emergence of telematic and navigational services, and in-vehicle command and control.

                      EXPAND OUR CHANNELS AND PARTNERSHIPS

     We have nearly 10 million registered users for our products, distributed across the home office, small-medium business (SMB) and corporate segments. We believe we have particular strength within certain verticals, including legal, medical and government, and we intend to leverage our strength in these areas.

     To enable a broader presence for our products and technologies, we will continue to increase our sales capacity. ScanSoft entered 2002 with more than 70 sales personnel and robust software channels worldwide. We plan to strengthen our base of value-added resellers and system integrators. In addition, we intend to work closely with strategic partners, including Alcatel, AOL/Time Warner, Canon, Cisco, HP, Microsoft, Oracle and Xerox, to enable the broadest reach for our solutions.

                         EXPAND INTERNATIONAL PRESENCE

     We believe that international markets present a large market for imaging and speech and language products. We have established a number of customer and partner relationships throughout North America, Europe and Asia, maintain offices and affiliates in more than 40 countries, and offer the majority of our products and technologies in multiple languages. We expect the international market for our applications to grow and intend to continue expanding our operations to address international opportunities. In particular, we intend to significantly expand our presence in Asia through local sales personnel, strategic technology and channel partners and new products designed specifically for Asian markets.

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

                                    PRODUCTS

     Our solutions portfolio comprises a variety of digital imaging and speech and language applications and technologies. Digital imaging solutions include optical character recognition, digital paper management and eForms software. Speech and language solutions include speech recognition, text-to-speech or speech synthesis, and technologies for telematic applications. Our core product categories include:

OPTICAL CHARACTER RECOGNITION PRODUCTS

     OmniPage Pro(R) -- OmniPage Pro 11 software is widely used as a tool to increase productivity as it saves time and expense by reducing the tedious efforts of recreating documents that are in paper form or read-only image files. The software converts all types of paper-based documents into the users' preferred office applications which enables them to edit, archive and share information without retyping. OmniPage Pro 11 supports the recognition of 114 languages and converts PDF documents that contain text, tables and graphics into fully formatted documents users can edit.

     TextBridge(R) Pro -- TextBridge Pro is our value priced OCR offering maintaining excellent accuracy (over 99%) with fewer advanced features than OmniPage Pro. TextBridge Pro combines OCR with page layout comprehension to recreate electronic files that are similar to the paper originals in terms of page layout, font characteristics and graphics.

DIGITAL PAPER MANAGEMENT PRODUCTS

     PaperPort Deluxe(R) -- PaperPort Deluxe brings static paper documents into a digital environment enabling users to scan, store, organize, retrieve and use paper documents on a computer along with existing PC files. Documents can be stored locally and shared with others without requiring the IT overhead structures and high costs of larger, more expensive image and document management systems implementations. The newest version, PaperPort Deluxe 8.0, includes highly secure, Web-based document storage and collaboration service called PaperPortOnline(TM) that allows users to store, share and collaborate with colleagues via the Web.

eFORMS DESIGN AND PUBLISHING PRODUCTS

     OmniForm(R) -- OmniForm software is a leading solution for instantly converting paper forms into automated fill-able electronic forms. Corporate, government and academic organizations rely on OmniForm to automate a wide range of internal and Web-based forms processes, from expense reports and timecards to surveys and order forms. OmniForm Premium 5.0 saves money and increases worker productivity by allowing organizations to distribute, fill, collect and process forms completely electronically.

INTEGRATED IMAGING TOOLKITS

     ScanSoft's integrated imaging offerings are provided through our software development toolkits (SDKs) that are targeted to the developer, systems integrator and corporate IT manager. The SDKs complement the desktop application product lines. Our toolkits include:

          Developers' Kit 2000 -- Comprehensive toolkit includes the industry's leading implementations of multiple recognition technologies -- including Optical Character Recognition (OCR), Intelligent Character Recognition
     (ICR), remittance processing and bar code recognition.

          ScanSoft(R) SDK -- Provides application developers, system integrators and OEM customers full access to the functionality of our award-winning OCR engine, the same technology licensed to Microsoft. The technology is designed for applications such as fax software, document imaging and content management.

          OmniForm(R) Developer's Edition -- Provides tools for developing fillable electronic forms that can be incorporated directly into proprietary applications or turnkey software solutions, or integrated into a Web page through the use of an OmniForm ActiveX Control.

IMAGING PRODUCTS FOR OEM PARTNERS

     We bundle various versions of OmniPage, TextBridge, PaperPort and OmniForm with leading scanner, multi-function device and storage device manufacturers and leading independent software vendors. OEM customers often require us to integrate products with other applications or customize existing products to meet specific requirements. Therefore, we offer OEM customers both packaged products to bundle and a software developer's toolkit to facilitate the integration of OCR functionality with other applications. Our objective in bundling software products with multi-function devices is to expand the overall market for OCR and document management software by providing a larger number of purchasers with experience in the advantages of the software. "Light" versions with limited capabilities, -- or superseded versions, are now bundled with most multi-function devices being sold. This seeding of the rapidly growing base of multi-function device owners has greatly expanded our number of registered product users, providing a growing revenue opportunity for future product releases.

DICTATION/DOCUMENT CREATION APPLICATIONS

     Dragon NaturallySpeaking(R) -- Our Dragon NaturallySpeaking software helps a range of customers -- from consumers and small businesses to government agencies and Fortune 1000 companies -- use the power of voice to create and edit documents, reports, spreadsheets and email. Our dictation products offer extended vocabularies of more than 300,000 words and support dictation speeds of up to 160 words per minute. By comparison, the average vocabulary of an average English speaker with a college degree is approximately 12,000 words. The same college graduate is only able to type about 35 words per minute with any significant degree of accuracy. Dragon NaturallySpeaking can enhance the productivity of professionals at degrees of accuracy in excess of 94 percent. Recognizing the opportunity in specialized professions, we offer customized products for the medical, legal and public safety markets, as well as a several versions with varying functionality that are sold through corporate resellers, VARs and retail outlets.

TEXT-TO-SPEECH (TTS) TECHNOLOGIES

     Our portfolio of TTS engines spans a range of techniques, capabilities and requirements matched to specific applications and the available processing power in each. The RealSpeak(TM) family of TTS engines are state-of-the-art and capable of generating high-quality, human-sounding speech in 19 languages, including regional variants. These engines are able to read, understand, and convert any text into natural-sounding male and female voices. The high quality and intelligibility of the RealSpeak TTS engine helps businesses deploy highly interactive and user-friendly applications, enhancing the user experience and improving customer relationships. Customers are using our TTS technology in a wide variety of advanced applications, from unified messaging systems to speech-enabled video games and virtual newscasters.

     RealSpeak(TM) -- RealSpeak is a high-quality, human-sounding TTS engine with a large inventory of speech segments available for synthesis. The RealSpeak engine is targeted toward server-based telephony systems and PC/multimedia platforms and is available in 19 languages.

     RealSpeak(TM) Compact -- RealSpeak Compact is a high-quality, human-sounding TTS engine with a large inventory of speech segments available for synthesis, but it is engineered to operate within a smaller footprint than our flagship RealSpeak product. It uses a fully concatenative synthesis engine and is targeted toward high-end mobile and embedded applications.

     RealSpeak(TM) UltraCompact -- RealSpeak UltraCompact is a high-quality, human-sounding TTS engine that uses a reduced database of speech segments, automatically derived from the RealSpeak database, and is targeted toward mobile and embedded applications.

     TTS3000 -- TTS3000 is a low footprint, highly intelligible TTS system with a small inventory of speech segments and available in 13 languages.

     TTS2500 -- TTS2500 is a very low footprint talking dictionary system with dedicated linguistic analysis and available in five languages.

AUTOMATIC SPEECH RECOGNITION (ASR) TECHNOLOGIES

     Our speech recognition engines span a range of techniques, capabilities and requirements matched to specific applications and the available processing power in each. These engines are available in many languages, application domains and platforms. Specific engines include:

          ASR 1600 and ASR 1500 -- These high-performance engines are grammar-based, speaker-independent speech recognizers that support word recognition with a small memory footprint and limited computational resources. The ASR 1600 is used for multi-media, embedded and automotive applications, while the ASR 1500 is used in the high-density telephony market.

          ASR 300 and ASR 100 -- These low-end engines are designed for embedded applications that require word-based, isolated word recognition capabilities. ASR 300 is used for building small-footprint, menu-driven voice interfaces for automotive, consumer and mobile devices. ASR 100 provides voice-enabled dialing on relatively small platforms, such as mobile phones, using vocabulary entries created by the user.

          MREC -- The MREC (Modular Recognizer) engine is a general-purpose, large-vocabulary continuous speech recognition engine that serves as a foundation for Dragon NaturallySpeaking and other applications including AudioMining and transcription products.

NEW PRODUCTS AND TECHNOLOGIES

     We intend to design and develop improvements and feature enhancements to extend the life and usability of our products for our installed base through the development of software upgrades and add-on accessory products. We also plan to incorporate new software features into our software, and to expand our software product lines in 2002 through the development of alternative form factors comprising enhanced capabilities and other features and functionality. We believe that the development of these and other products and features is essential to our success. Accordingly, we will continue to make significant investments in the research and development of new products. Such expenses may fluctuate from quarter to quarter depending on a wide range of factors, including the status of various development projects.

                             SALES AND DISTRIBUTION

     Our products and services are available to customers through channels that include: our direct sales force, distributors, retail, mail order, corporate resellers, value added resellers (VARs), original equipment manufacturers
(OEMs), partnerships, education and consulting. We also sell certain of our products and product upgrades over the Internet and through the use of direct mail. We sell corporate site licenses directly as well as through our distribution and corporate reseller channels.

     We maintain distribution relationships with major independent distributors, including Ingram Micro, Tech Data, 1450 and Digital River. These distributors in turn sell to computer superstores, such as CompUSA and Fry's Electronics; consumer electronic stores, such as Best Buy and Circuit City; mail order houses, such as CDW, PC Connection and MicroWarehouse; office superstores, such as Office Max, Office Depot and Staples, and VARs. We also maintain relationships with these major retailers. Our sales force works closely with our major distributor and reseller accounts to manage the flow of orders, inventory levels and sell-through to customers. We also work closely with them to manage promotions and other demand creation activities.

     In 2001, we derived a significant portion of our revenue from sales through our independent distributors, direct fulfillment partners, retailers and resellers. Although we have established strategic software OEM partnerships and have increased our direct sales force, we expect that sales through our independent distributors, direct fulfillment partners and resellers will continue to account for a significant portion of our revenues for the foreseeable future. Digital River acts as a direct fulfillment partner for direct marketing campaigns of our products. For the year ended December 31, 2001 and 2000, our top distributor Ingram Micro accounted for 28% and 27% of revenue respectively, and Digital River accounted for 15% and 11% of our revenue, respectively. Our agreements with distributors are generally nonexclusive and may be terminated by either party without cause.

     Our return policy allows distributors, subject to various limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors for a full refund, within a reasonable period from the date of purchase. Retailers may return older versions of products. Product returns occur when we introduce upgrades and new versions of products or when distributors order too much product. In addition, competitive factors often require us to offer rights of return for products that distributors or retail stores are unable to sell. In addition, we offer various end-user rebate programs for our products. We reserve for expected returns, and anticipated rebate redemption in amounts that the Company believes are reasonable. However, there can be no assurance that these reserves will be sufficient or that any future returns, or rebate redemption will not have a material adverse effect on our business and operating results, especially in light of the rapid product obsolescence that often occurs during product transitions.

     We also enter into a number of marketing programs with our retailers and distributors. These programs normally include a variety of marketing and product placement services in exchange for a flat fee based on revenues generated by the retailers. In November 2001, the Emerging Issues Task Force ("EITF"), a committee of the FASB, reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established, in which case such amounts may be recorded as operating expenses. In accordance with its provisions, we will adopt EITF 01-9 on January 1, 2002. Certain of our co-operative marketing and marketing development fund programs do not meet the criteria to be recorded as operating expenses, which is our current policy. Unless we are able to renegotiate or otherwise change these marketing programs with our retailers, amounts earned by the retailers under such programs will be recorded as revenue reductions in the future. Upon adoption, we will reclassify all prior period results of operations to conform to the presentation required by EITF 01-9.

     We have software OEM agreements with a large number of manufacturers who bundle digital imaging software with the scanning, capture, and multi-function devices or software they sell including: Apple, Brother, Canon, Compaq, Epson, Hewlett-Packard, IBM, Mattel, Xerox and Visioneer. The Company also has key technology partnerships with several software companies, including arrangements with Microsoft and Oracle.

     As of December 31, 2001, we employed 118 full-time sales and marketing employees worldwide. This includes 62 employees hired in connection with the L&H acquisition in December 2001.

                            INTERNATIONAL OPERATIONS

     We currently have offices in a number of international locations including:
Amsterdam, the Netherlands, Budapest, Hungary, Ghent, Belgium, Tokyo, Japan, Hong Kong, Taiwan, Reading, England; Munich, Germany; Milan Italy, and Paris, France. The scope of our international operations includes research and development, customer support and sales and marketing. Our research and development is conducted in Budapest Hungary and Ghent Belgium. Additionally sales and support offices are located throughout the world to support our current international customers and to expand or international revenue opportunities.

     Revenue from resellers and distributors outside North America represented approximately 21% of revenue in 2001 as compared to 18% in 2000, and 13% in 1999. We expect our revenue from international sales channels to account for approximately 25% to 30% of revenues in 2002. Revenue outside of the United States is determined based on the billing address of our customers. A number of our North American OEM partners distribute our products throughout the world but because our partners do not provide the geographic dispersion of our products we have recognized the revenue in the United States.

                               TECHNICAL SUPPORT

     Customers who purchase full-featured software products and who register with us currently receive limited hotline technical support and product information limited to installation. Additional technical support services are available on a "fee for support" basis. We currently offer several technical support options to customers of packaged products. These include telephone, fax or email support by a customer support representative or self-help by accessing our technical information bulletins or frequently asked questions on the Internet. Full-featured software product customers receive technical support from a third party company on both a fee and non-fee basis.

                               OEM RELATIONSHIPS

     We have software OEM agreements with a large number of manufacturers who bundle digital imaging software with scanning, capture, and multi-function devices or software they sell including: Apple, Brother, Canon, Compaq, Epson, Hewlett-Packard, IBM, Mattel, Microtek, Mustek, Olivetti-Lexikon, Primax, Smith Micro, and Visioneer. Additionally, the Company has entered into multiple non-exclusive agreements with Xerox Corporation (a significant stockholder) in which ScanSoft has agreed to license, to Xerox a royalty-bearing right to copy and distribute certain versions of Pagis, PaperPort and TextBridge software programs with Xerox's multifunction peripherals. The Company also has key technology partnerships with several companies, including a recent arrangement with Microsoft.

                            RESEARCH AND DEVELOPMENT

     Our research and development teams are located in Peabody, Massachusetts; Waltham, Massachusetts; Ghent, Belgium; and Budapest, Hungary. As of December 31, 2001, we employed 256 full-time and 9 contract software design and quality assurance engineers, technicians and support staff. These include 138 employees hired in connection with the L&H acquisition in December 2001.

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

                                 MANUFACTURING

     We outsource a majority of the duplication and production of our software products on a worldwide basis to a third party that procures all required components, including compact disks, floppy disks, product manuals, boxes, and other product literature, and manufacture completed software products. A significant portion of our manufacturing and fulfillment services is currently provided by one manufacturing supplier. An interruption or failure by our principal manufacturing supplier which has facilities in Massachusetts and the Netherlands could result in a delay in the shipment of our products. Additionally, we are required to purchase any excess finished goods inventory that was manufactured at our request that is older than 80 days. If demand for our products decreases it may result in increased inventory levels.

     Most of the components used in the manufacture of our products are available from multiple sources of supply. Certain components used in the manufacture of our speech and language and OCR products are currently available only from a single source. Although our manufacturing supplier generally maintains a several-month inventory level of these components, failure of a single-source supplier to deliver required quantities of such materials to our manufacturing service provider could materially and adversely affect our operating results. We believe that, if necessary, we could develop alternative sources of supply for these components and parts, or re-engineer the products. However, any delays in developing such alternative sources of supply or in the re-engineering of the products could have a material adverse effect on our results of operations.

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

  Optical Character Recognition

     OCR users are requiring increased accuracy, better performance and higher reliability. ScanSoft's products in this market, including OmniPage Pro and TextBridge Pro, face competition from companies offering similar products and will continue to face competition from emerging products and technologies. These competitors include Adobe, ABBYY, I.R.I.S., and NewSoft. With the exception of Adobe, the competitors are surfacing from foreign countries.

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

     The toughest challenge in this segment is the Windows operating system filing and finding functionality. We believe the capabilities and visual structure of our products add significant benefit and, with increased awareness building, we believe our paper to digital desktop solution will continue to be adopted. There is a risk of Microsoft implementing similar features and functions in the future.

  eForms Solutions

     In the forms conversion and design market segments, our OmniForm software has faced competition from both large and smaller competitors including many Internet start-ups. The forms industry is broken into 2 distinct segments -- the first being paper forms conversion and data collection, and the second, forms processing from paper based forms. ScanSoft's products vie in the former with competitors such as OCR for Forms, G-7 Productivity Systems, PureEdge, Shana, Cardiff and JetForm (renamed Accelio and, in 2002, acquired by Adobe). This segment of the market is changing rapidly to extend the forms conversion to new devices such as PDA's in addition to standardization of HTML based forms for easier deployment. To continue to compete, we have to continue with rapid product releases that meet the needs of the market, ensure cross platform support, and adopt the standards within the industry as they evolve.

  Dictation/Document Creation Solutions

     Speech recognition application users are requiring increased accuracy, better performance and higher reliability. ScanSoft's products in this market, including the family of Dragon NaturallySpeaking solutions, face competition from IBM, Dictaphone and general transcription services.

  Embedded Speech and Language Solutions

     For embedded speech and language solutions, our RealSpeak text-to-speech and ASR speech engines face competition from (i) specialized companies, including Fonix Corp., Nuance Communications and SpeechWorks International and
(ii) larger, more diversified software developers such as IBM, Lucent

Technologies and Philips Electronics that offer voice-enabled interface capabilities developed along with their systems and software applications. We differentiate our products from competitors in terms of quality of technology, number of speech and language technologies offered, and the number of environments in which our technologies operate.

                             PROPRIETARY TECHNOLOGY

     We exploit our proprietary technology, trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain our competitive position. We rely on patent law, copyright law, trade secret laws, secrecy, technical measures, licensee agreements and non-disclosure agreements to protect our technology, trade secrets, and other proprietary rights. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business, to maintain a technological advantage over our competitors, and to generate licensing revenue. In this regard, we have obtained patents that directly relate to our products. Furthermore, we have obtained through acquisition 132 patents and 136 pending patent applications in the speech and language field. These patents expire on various dates between 2005 and 2016. We cannot assure you that any of our patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted by the patents will provide us with competitive advantages.

     In order to protect our ownership rights in our software products, we license our products to OEMs and resellers on a non-exclusive basis with contractual restrictions on reproduction, distribution and transferability. In addition, we generally license our software in object code form only. We license our software products to end-users by use of a "shrink-wrap" or "click wrap" customer license that restricts the end user to personal use of the product. Despite these contractual restrictions, it may be possible for competitors or users to illegally copy our software products or obtain information that we regard as proprietary.

     We require our employees to execute confidentiality and invention assignment agreements in order to protect our proprietary technology and other proprietary rights.

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

     Because of technological developments in our industry segment, it is possible that certain of our products may infringe third party proprietary rights. From time to time we have received, and in the future may receive, notices of claims of infringement. In response to these claims, we may have to obtain licenses and pay royalties to continue to sell an allegedly infringing product or stop selling such product and pay damages for past infringement.

     In addition, ScanSoft has developed products in the past that incorporate technology licensed from third parties. Our ability to continue to develop and commercialize our products will be affected by our ability to renew existing technology licenses and to obtain technology licenses from third parties in the future. There can be no assurance that we will be able to renew our current licenses or obtain any necessary licenses in the future. The failure to renew existing licenses or to obtain any licenses that may be required in the future could have a material adverse effect on our business.

     Policing unauthorized use of technology is difficult, especially in the software industry. Software piracy can be expected to be a persistent problem for the software industry for the foreseeable future. Such piracy can be particularly egregious in some international markets in which we distribute our products. We believe that, due to the rapid pace of technological change in the industry, factors such as knowledge, ability, frequent product enhancements, timeliness and quality of product support and the experience of our employees are more significant as a means to protect our competitiveness than patent, copyright and trade secret protection.

                                   EMPLOYEES

     As of December 31, 2001, ScanSoft employed 472 people on a full-time basis, 269 in the United States and 203 internationally. Of the total, 256 were in product research and development, 118 in sales and marketing and, 59 in operations and support, and 39 in finance and administration. Of these employees 223 were hired in connection with the L&H acquisition completed in December 2001. ScanSoft's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe that we have been successful in our efforts to recruit and retain qualified employees, but there is no assurance that it will continue to be as successful in the future. Our future performance depends in significant part on the continued service of our key technical and senior management personnel. None of our employees are subject to collective bargaining agreements. We have experienced no work stoppages and believe that our employee relations are good. We have utilized the services of consultants, third-party developers, and other vendors in its sales, development, and manufacturing activities.

                                  RISK FACTORS

     OUR BUSINESS COULD BE HARMED IF WE DO NOT SUCCESSFULLY MANAGE THE INTEGRATION OF THE BUSINESSES THAT WE ACQUIRE, INCLUDING THE L&H ACQUISITION. As part of our business strategy, we have in the past and expect to continue to acquire other businesses and technologies. Our recent acquisition of the speech and language technology assets of L&H will require substantial integration and management efforts. Acquisitions, including the L&H acquisition, involve a number of risks, including:

     - THE DIFFICULTY OF INTEGRATING THE OPERATIONS AND PERSONNEL OF THE ACQUIRED BUSINESSES;

     - THE POTENTIAL DISRUPTION OF OUR ONGOING BUSINESS AND DISTRACTION OF MANAGEMENT;

     - THE DIFFICULTY IN INCORPORATING ACQUIRED TECHNOLOGY AND RIGHTS INTO OUR PRODUCTS AND TECHNOLOGY;

     - UNANTICIPATED EXPENSES AND DELAYS RELATING TO COMPLETING ACQUIRED DEVELOPMENT PROJECTS AND TECHNOLOGY INTEGRATION;

     - THE MANAGEMENT OF GEOGRAPHICALLY REMOTE UNITS;

     - THE MAINTENANCE OF UNIFORM STANDARDS, CONTROLS, PROCEDURES AND POLICIES;

     - THE IMPAIRMENT OF RELATIONSHIPS WITH EMPLOYEES AND CUSTOMERS AS A RESULT OF ANY INTEGRATION OF NEW MANAGEMENT PERSONNEL;

     - RISKS OF ENTERING MARKETS OR TYPES OF BUSINESSES IN WHICH WE HAVE LIMITED EXPERIENCE;

     - THE POTENTIAL LOSS OF KEY EMPLOYEES OF THE ACQUIRED COMPANY; AND

     - POTENTIAL UNKNOWN LIABILITIES OR OTHER DIFFICULTIES ASSOCIATED WITH ACQUIRED BUSINESSES.

     As a result of these and other risks, we may not realize anticipated benefits from our acquisitions, including the L&H acquisition. Failure to achieve these benefits or failure to successfully integrate these acquired businesses and technologies could materially harm our business.

     THE PRICE OF OUR SECURITIES MAY BE AFFECTED BY A WIDE RANGE OF FACTORS. Some of the factors that may cause volatility in the price of our securities include:

     - QUARTERLY VARIATIONS IN OUR FINANCIAL RESULTS;

     - CHANGES IN REVENUE OR EARNINGS ESTIMATES OR PUBLICATION OF RESEARCH REPORTS BY ANALYSTS;

     - FAILURE TO MEET ANALYSTS REVENUE OR EARNINGS ESTIMATES;

     - SPECULATION IN THE PRESS OR INVESTMENT COMMUNITY;

     - STRATEGIC ACTIONS BY US OR OUR COMPETITORS, SUCH AS ACQUISITIONS OR RESTRUCTURINGS;

     - ACTIONS BY INSTITUTIONAL SHAREHOLDERS;

     - BUSINESS AND PRODUCT MARKET CYCLES;

     - THE TIMING OF NEW PRODUCT INTRODUCTIONS

     - OUR ABILITY TO DEVELOP, IMPLEMENT AND SUCCESSFULLY MARKET NEW PRODUCTS AND TECHNOLOGIES, INCLUDING THE SPEECH PRODUCTS AND TECHNOLOGIES ACQUIRED FROM L&H; AND

     - DOMESTIC AND INTERNATIONAL ECONOMIC FACTORS UNRELATED TO OUR PERFORMANCE, SUCH AS THE EFFECTS OF THE SEPTEMBER 11, 2001 TERRORIST ATTACKS ON THE UNITED STATES AND THE RELATED POLITICAL AND MILITARY ACTIONS.

     The price of our securities may also be affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in one or more of our product markets. While we cannot predict the individual effect that these factors may have on the price of our securities, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time.

     THE IMAGING AND SPEECH AND LANGUAGE TECHNOLOGY SOFTWARE MARKETS ARE HIGHLY COMPETITIVE. Competitors in the speech and language technology market, resulting from the L&H acquisition, include: Apple Computer, Inc.; IBM; Locus Dialogue; Lucent Technologies; Microsoft Corporation; Motorola; NEC Corp.; Nuance Communications; Philips Electronics N.V.; and SpeechWorks International, Inc.

     IBM and Philips have introduced dictation products which compete directly with our dictation products. We also compete with other smaller companies which have developed advanced speech and language technology products. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers. Accordingly, new competitors or alliances among competitors may emerge.

     The imaging market is also highly competitive and our competitors in this area include Adobe, ABBYY, I.R.I.S., and Microsoft.

     The competition in these markets could adversely affect our operating results by reducing the volume of imaging and speech and language products we sell or the prices we can charge. Some of our competitors or potential competitors in this market have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. There is no assurance that the price and performance of our products and technologies will be superior relative to the products of our competitors. As a result, we may experience a loss of competitive position that could result in lower prices, fewer customer orders, reduced revenues, reduced gross margins, and loss of market share. We may not meet our design, development, and introduction schedules for new products or enhancements to our existing and future products. In addition, our products and technologies may not achieve market acceptance or sell at favorable prices which could hurt our revenues, results of operations and the price of our common stock.

     Our future competitive performance depends on a number of factors, including our ability to:

     - PENETRATE TARGET MARKETS;

     - IDENTIFY EMERGING TECHNOLOGICAL TRENDS AND DEMAND FOR PRODUCT FEATURES AND PERFORMANCE CHARACTERISTICS;

     - ENHANCE OUR PRODUCTS BY ADDING INNOVATIVE FEATURES THAT DIFFERENTIATE OUR PRODUCTS FROM THOSE OF OUR COMPETITORS;

     - BRING PRODUCTS TO MARKET ON A TIMELY BASIS AT COMPETITIVE PRICES;

     - RESPOND EFFECTIVELY TO TECHNOLOGICAL CHANGES OR NEW PRODUCT ANNOUNCEMENTS BY OTHERS; AND

     - ADOPT AND/OR SET EMERGING INDUSTRY STANDARDS.

     SPEECH AND LANGUAGE TECHNOLOGY PRODUCTS MAY NOT ACHIEVE WIDESPREAD ACCEPTANCE BY BUSINESSES, WHICH COULD LIMIT OUR ABILITY TO GROW OUR SPEECH AND LANGUAGE TECHNOLOGY BUSINESS. The market for speech and language technology products is relatively new and rapidly evolving. Sales of our speech and language technology products would be harmed if the use of speech-activated and voice interactive software does not continue to develop, or develops more slowly than we expect. Our ability to increase revenue in the future for our speech and language technology products depends on the acceptance by both our customers and their end users of speech technology. In order to achieve commercial acceptance, we may have to educate prospective customers about the uses and benefits of speech technology and our products in particular. If these efforts fail, or if speech technology platforms do not achieve commercial acceptance, our business could be harmed.

     The continued development of the market for our speech and language technology products will also depend on the following factors:

     - WIDESPREAD DEPLOYMENT OF VOICE INTERFACE APPLICATIONS BY THIRD PARTIES, WHICH IS DRIVEN BY CONSUMER DEMAND FOR SERVICES HAVING A VOICE USER INTERFACE;

     - DEMAND FOR NEW USES AND APPLICATIONS OF VOICE INTERACTIVE TECHNOLOGY, INCLUDING ADOPTION OF VOICE USER INTERFACES BY COMPANIES THAT OPERATE WEB SITES;

     - ADOPTION OF INDUSTRY STANDARDS FOR VOICE INTERFACE AND RELATED TECHNOLOGIES; AND

     - CONTINUING IMPROVEMENTS IN HARDWARE TECHNOLOGY THAT REDUCE THE COST OF VOICE INTERFACE SOFTWARE SOLUTIONS.

     IF THE STANDARDS WE ACQUIRED FOR SPEECH TECHNOLOGY FROM L&H ARE NOT ADOPTED AS THE STANDARDS FOR VOICE INTERFACE SOFTWARE AND SPEECH-ACTIVATED SYSTEM SOLUTIONS, BUSINESSES MIGHT NOT USE OUR SOFTWARE PLATFORM FOR DELIVERY OF APPLICATIONS AND SERVICES. The market for voice interface software and speech-activated system solutions is new and emerging and industry standards have not been established. We may not be competitive unless our products support changing industry standards. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of the technology and products acquired from L&H. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales of our products.

     OUR FAILURE TO RESPOND TO RAPID CHANGE IN THE MARKET FOR SPEECH TECHNOLOGY PRODUCTS COULD CAUSE US TO LOSE REVENUE AND HARM OUR BUSINESS. The speech technology industry is new and rapidly evolving. We are new to this market as a result of the L&H acquisition. Our success will depend substantially upon our ability to enhance existing products and technologies acquired from L&H and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological advancements. If we are unable to develop new products and enhance functionalities or technologies to adopt to these changes, our business will suffer.

     IF WE ARE UNABLE TO HIRE AND RETAIN TECHNICAL, SALES AND MARKETING AND OPERATIONAL PERSONNEL, OUR BUSINESS COULD BE HARMED. We intend to continue to hire additional personnel, including software engineers, sales and marketing personnel and operational personnel. We may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

     MATURE MARKETS FOR IMAGING PRODUCTS. The market for our imaging products is relatively mature and may not experience significant growth or expansion in the future.

     OUR SPEECH TECHNOLOGY PRODUCTS ARE NOT 100% ACCURATE WHICH COULD RESULT IN DELAYED OR LOST REVENUE, EXPENSIVE CORRECTION, LIABILITY TO OUR CLIENTS AND CLAIMS AGAINST US. Complex software products such as our speech technology products may contain errors, defects and bugs. Defects in the solutions or products that we develop and sell to our customers could result in delayed or lost revenue, adverse client reaction and negative publicity about us or our products and services or require expensive corrections. Also, due to the developing nature of speech recognition technology and text-to-speech technology, our products are not currently, and may never be accurate, in every instance. Clients who are not satisfied with our products or services could bring claims against us for damages, which, even if unsuccessful, would likely be time consuming and could result in costly litigation and payment of damages. Such claims could have an adverse effect on our financial results and competitive position.

     WE DEPEND ON SALES THROUGH DISTRIBUTION CHANNELS FOR A MAJORITY OF OUR REVENUE, AND A SIGNIFICANT PORTION OF OUR REVENUE COMES FROM A SMALL NUMBER OF CUSTOMERS IN THESE DISTRIBUTION CHANNELS. ANY DECREASE IN REVENUES FROM THESE CUSTOMERS COULD HARM OUR RESULTS OF OPERATIONS. A substantial portion of our revenue is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, direct fulfillment partners, VARs, OEMs, hardware and software superstores, retail dealers, and direct sales. Our products are sold primarily through distributors, direct fulfillment partners, VARs, and OEMs. In particular, one U.S. based distributor, Ingram Micro, Inc., accounted for 28% of consolidated revenues, and Digital River, our direct fulfillment partner, accounted for 15% of our consolidated revenues, respectively, during the year ended December 31, 2001. In addition, one of our OEM customers, Xerox Corporation, which is also one of our significant stockholders and a related party, accounted for 11% of our consolidated revenues during the year ended December 31, 2001. Our resellers generally offer products of several different companies, including in some cases, products that are competitive with our products. There can be no assurance that our software resellers will continue to purchase our products or provide them with adequate levels of support. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on our results of operations.

     OUR DISTRIBUTORS ARE SUBJECT TO ECONOMIC AND COMPETITIVE RISK. Our distributors in the retail channel are experiencing competition both among themselves and from the shift to electronic commerce. A failure by any one of our distributors could result in a material adverse effect on our results of operations including:

     - RECOGNITION OF MATERIAL BAD DEBTS;

     - LOSS OF ASSOCIATED SALES; AND

     - SIGNIFICANT COSTS INCURRED IN CONNECTION WITH ESTABLISHING NEW PRODUCT DISTRIBUTION CHANNELS.

     WE RELY ON OUR CUSTOMERS, SOME OF WHOM ARE OUR COMPETITORS, TO DEVELOP APPLICATIONS FOR OUR PRODUCTS, MARKET PRODUCTS INCORPORATING OUR TECHNOLOGY AND GENERATE LICENSE REVENUES FOR US. Many of our software development kits are licensed primarily to applications developers, original equipment manufacturers, component manufacturers and software vendors who incorporate our technology into applications developed by them and sold to end-users. The success of these licensed products depends to a substantial degree on the efforts of others in developing and marketing products incorporating our technology. Our customers often require several months to integrate our technologies into their products. Products incorporating our technology may not necessarily be successfully implemented or marketed by our customers.

     Our customers, such as Microsoft, have also developed or acquired products or technologies that compete with our technology. These customers may give higher priority to the sale of these competitive products or technologies.

     OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY, AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE SIGNIFICANTLY. Our revenue and operating results have fluctuated in the past. Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that may cause fluctuations in our operating results include the following:

     - VOLUME, TIMING AND FULFILLMENT OF CUSTOMER ORDERS;

     - REDUCTION IN THE PRICES OF OUR PRODUCTS IN RESPONSE TO COMPETITION OR MARKET CONDITIONS;

     - INCREASED EXPENDITURES INCURRED IN CONNECTION WITH THE PURSUIT OF NEW PRODUCT OR MARKET OPPORTUNITIES;

     - INABILITY TO ADJUST OUR OPERATING EXPENSES TO COMPENSATE FOR SHORTFALLS IN REVENUE AGAINST FORECAST;

     - RETURNS AND ALLOWANCE CHARGES IN EXCESS OF RECORDED AMOUNTS;

     - DEMAND FOR PRODUCTS;

     - SEASONALITY;

     - GENERAL ECONOMIC TRENDS AS THEY AFFECT RETAIL AND CORPORATE SALES;

     - CUSTOMERS DELAYING THEIR PURCHASE DECISIONS IN ANTICIPATION OF NEW VERSIONS OF PRODUCTS INCLUDING NEW OPERATING SYSTEMS;

     - INTRODUCTION OF NEW PRODUCTS BY US OR OUR COMPETITORS; AND

     - TIMING OF SIGNIFICANT MARKETING AND SALES PROMOTIONS.

     Due to the foregoing factors, among others, our revenue and operating results are difficult to forecast. We intend to base our expense levels in significant part on our expectations of future revenue. Our failure to meet revenue expectations would have a material adverse effect on our business, operating results and financial condition. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect our net income because a relatively small amount of our expenses are intended to vary with our revenue in the short term. We experienced net losses during the years ended December 31, 1999 and 2000 and 2001, and may never become profitable or sustain profitability.

     OUR REVENUE HAS BEEN DEPENDENT ON DEMAND FOR A FEW PRODUCTS. Historically, a substantial portion of our revenue has been generated by a few products. For the fiscal year ended December 31, 2001, ScanSoft's OCR product family represented approximately 63% of revenue, Paper management represented approximately 16% of revenue, eForms represented 9% of revenue. Although we anticipate the our future revenues will be derived from a wider array of products as a result of the L&H acquisition, we believe that a reduction in revenue contribution from any of these product families could have a material adverse impact upon our business, results of operations, financial condition and our stock price.

     WE HAVE GROWN, AND MAY CONTINUE TO GROW THROUGH ACQUISITIONS, WHICH MAY RESULT IN SIGNIFICANT INTANGIBLE ASSETS, DILUTION OF OUR STOCKHOLDERS, USE OF CASH AND OTHER RISKS. We made significant acquisitions within the last two years and may complete material acquisitions in the future. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of intangible assets that will be amortized in future years and our future results will be adversely affected if we do not achieve benefits from these acquisitions commensurate with these charges. In addition, our acquisition of Caere Corporation included a substantial write-off of acquired in-process research and development costs and this also may occur as a result of future acquisitions. In connection with our acquisition of Caere Corporation and the L&H assets, we issued 19.0 million and 7.4 million shares of ScanSoft common stock, respectively. We may continue to issue equity securities for future acquisitions and working capital purposes that could be dilutive to our existing stockholders. In connection with the L&H asset acquisition, we paid $10 million of cash and issued a promissory note for $3.5 million. Future acquisitions may also require us to expend significant funds or incur debt. If we expend funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decrease.

     WE DEPEND ON CONTINUED DEMAND FOR OUR IMAGING PRODUCTS FROM ORIGINAL EQUIPMENT MANUFACTURERS AND ON THE CONTINUED GROWTH OF SCANNER SALES. ScanSoft has OEM relationships with a number of companies that provide scanners and other imaging hardware. OEM revenue has historically represented approximately 15-30% of our consolidated revenue and represented 30% of our consolidated revenues for the fiscal year ended December 31, 2001. Our agreements with OEMs do not obligate them to bundle our software and they may choose to bundle software products of our competitors. A significant reduction in scanner sales or other digital imaging hardware sales may adversely impact our revenues. A decline in OEM revenue could have a material adverse impact upon our business, results of operations, financial condition and our stock price.

     THIRD PARTIES HAVE CLAIMED AND MAY CLAIM IN THE FUTURE THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD BE EXPOSED TO SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS IF SUCH CLAIMS ARE SUCCESSFUL. We have from time to time been notified and we may in the future be notified or otherwise become aware of claims that we or our customers may be infringing or contributing to the infringement of certain intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technology and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we can give no assurance that licenses will be offered by any or all claimants, that the terms of any offered licenses will be acceptable to us or that in all cases the dispute will be resolved without litigation. Any litigation regarding intellectual property could be costly and time consuming and could divert the attention of our management and key personnel from our business operations. In the event of a claim of intellectual property infringement, we may be required to enter into costly royalty or license agreements. However, we may not be able to obtain such royalty or license agreements on terms acceptable to us or at all. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop and sell our products. We may also be subject to significant damages. If any third parties are successful in their intellectual property infringement claims against us, our operating results and financial position could be adversely impacted.

     In January 2002, ScanSoft received notice that Massachusetts Institute of Technology and Electronics For Imaging, Inc. had filed a patent infringement claim against 94 defendants, including ScanSoft. Damages are sought in an unspecified amount. To date, we have not yet been served with the court documents. We cannot predict the outcome of the claim, nor can we make any estimate of the amount of damages, if any, for which we will be held responsible in the event of a negative conclusion of the claim.

     On August 16, 2001, ScanSoft was sued by Horst Froessl for patent infringement. Damages are sought in an unspecified amount. We filed an Answer and Counterclaim on September 19, 2001. We believe this claim has no merit and we intend to defend the action vigorously.

     We believe that the final outcome of the current litigation matters described above will not have a significant adverse effect on our financial position and results of operations, including the expenditure of a significant amount of resources defending such claims. However, should we not prevail in these litigation matters, our operating results and financial position could be adversely impacted.

     OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. International revenue for the fiscal year ended December 31, 2001 represented 21% of our consolidated revenue for that period. In addition, some of our products are developed and manufactured outside the United States. The development and manufacturing of the acquired L&H automated speech recognition products and text-to-speech products are completed in Belgium and our imaging research and development is conducted in Budapest, Hungary. Accordingly, our future results could be harmed by a variety of factors, including:

     - CHANGES IN A SPECIFIC COUNTRY'S OR REGION'S POLITICAL OR ECONOMIC CONDITIONS;

     - TRADE PROTECTION MEASURES AND IMPORT OR EXPORT LICENSING REQUIREMENTS;

     - NEGATIVE CONSEQUENCES FROM CHANGES IN TAX LAWS;

     - DIFFICULTIES IN STAFFING AND MANAGING OPERATIONS IN MULTIPLE LOCATIONS IN MANY COUNTRIES;

     - DIFFICULTIES IN TRADE ACCOUNTS RECEIVABLE COLLECTION; AND

     - LESS EFFECTIVE PROTECTION OF INTELLECTUAL PROPERTY.

     IN ORDER TO INCREASE OUR SPEECH PRODUCTS' INTERNATIONAL SALES, WE MUST DEVELOP LOCALIZED VERSIONS OF OUR PRODUCTS. IF WE ARE UNABLE TO DO SO, WE MAY BE UNABLE TO GROW THE RELATED REVENUE. We intend to expand our international speech product sales, which require us to invest significant resources to create and refine different language models for each particular language or dialect. These language models are required to create versions of our products that allow end users to speak the local language or dialect and be understood. If we fail to develop localized versions of our speech products, our ability to address international market opportunities and to grow our speech business will be limited.

     OUR PRODUCTS INCORPORATE TECHNOLOGY WE LICENSE FROM OTHERS. OUR INABILITY TO MAINTAIN THESE LICENSES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR
BUSINESS. Some of the technology included in, or operating in conjunction with, our products is licensed by us from others. Certain of these license agreements are for limited terms. If for any reason these license agreements terminate, we may be required to seek alternative vendors and may be unable to obtain similar technology on favorable terms or at all. If we are unable to obtain alternative license agreements, we may be required to modify some features of our speech products, which could adversely affect sales of our products.

     WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES. Because we have international subsidiaries and distributors that operate and sell our products outside the U.S., we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We generally do not engage in hedging transactions to manage our exposure to currency fluctuations. Our exposure to currency rate fluctuations could affect our operations and/or cash flows.

     THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY IS KEY TO OUR SUCCESS. ScanSoft relies heavily on our proprietary software technology, trade secrets and other intellectual property. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to ours. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management efforts.

     Other may assert that our technology and products infringe their patents or other intellectual property rights. Any such assertion, if resolved adversely to us, may require us to enter into licensing arrangements and may harm our business.

     XEROX'S AND THE STATE OF WISCONSIN INVESTMENT BOARD'S STOCKHOLDINGS MAY ENABLE THEM TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL. Xerox currently owns approximately 19% of ScanSoft's outstanding common stock and all of ScanSoft's outstanding nonvoting, convertible Series B Preferred Stock. In addition, as of December 31, 2001, Xerox had the opportunity to acquire up to a maximum of 520,413 additional shares of ScanSoft common stock pursuant to a warrant, as calculated in accordance with a formula defined in the warrant agreement. Xerox is currently ScanSoft's largest stockholder followed by the State of Wisconsin Investment Board ("SWIB"), which currently owns approximately 19% of our common stock. Because of their large holdings of our capital stock relative to other shareholders, either Xerox, SWIB, or both entities acting together, could have a strong influence over matters requiring approval by ScanSoft's stockholders.

     OUR EARNINGS AND STOCK PRICE HAVE HISTORICALLY BEEN AND MAY CONTINUE TO BE VOLATILE. Due to the factors noted throughout this section, our earnings and stock price have been and may continue to be subject to significant volatility. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.

ITEM 2.  PROPERTIES

     Our principal administrative, sales, marketing and support functions along with our North American imaging research and development functions occupy 45,860 square feet of space that we lease in Peabody, Massachusetts. We also lease 26,568 square feet of space in Waltham, Massachusetts where our North American speech and language research and development is performed. These leases expire in July 2006 and September 2006, respectively. Additionally, we lease approximately 21,180 square feet of research and development space located in Budapest, Hungary and 20,085 square feet in Ghent, Belgium, which houses our international headquarters and research and development space. These leases expire in December 2006 and April 2008, respectively. We also lease a number of small sales and marketing offices in Asia and Europe, including offices located in Tokyo, Japan, Hong Kong, Taiwan, Reading, England; Amsterdam, Holland; Munich, Germany; Milan Italy, and Paris, France.

     We believe that our existing facilities are adequate for our needs for at least the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

     Like many companies in the software industry, we have from time to time been notified of claims that we may be infringing certain intellectual property rights of others. These claims have been referred to legal counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. We can give no assurance that licenses will be offered by any or all claimants, that the terms of any offered licenses will be acceptable to us or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by us.

     In January 2002, ScanSoft received notice that Massachusetts Institute of Technology and Electronics For Imaging, Inc. had filed a patent infringement claim against 94 defendants, including ScanSoft. Damages are sought in an unspecified amount. To date, we have not yet been served with the court documents. We cannot predict the outcome of the claim, nor can we make any estimate of the amount of damages, if any, for which we will be held responsible in the event of a negative conclusion of the claim.

     On August 16, 2001, ScanSoft was sued by Horst Froessl for patent infringement. Damages are sought in an unspecified amount. We filed an Answer and Counterclaim on September 19, 2001. We believe this claim has no merit and we intend to defend the action vigorously.

     We believe that the final outcome of such matters will not have a significant adverse effect on our financial position and results of operations, including the expenditure of a significant amount of resources defending such claims. However, should we not prevail in any such litigation, our operating results and financial position could be adversely impacted.

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

                                                               HIGH       LOW
                                                              -------   -------
FISCAL 2001:
  1st quarter...............................................  $1.6875   $0.6563
  2nd quarter...............................................  $1.6900   $0.5000
  3rd quarter...............................................  $1.6800   $1.2000
  4th quarter...............................................  $5.5000   $1.3500
FISCAL 2000:
  1st quarter...............................................  $6.8125   $3.7187
  2nd quarter...............................................  $5.0000   $2.2187
  3rd quarter...............................................  $2.8125   $1.2812
  4th quarter...............................................  $1.7500   $0.4062

HOLDERS OF RECORD

     As of March 22, 2002, there were approximately 565 holders of record of our common stock.

DIVIDENDS

     To date, we have not paid any cash dividends on shares of our common stock. We presently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the past three years, we have issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the ScanSoft believes that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof. The recipients of securities in each such transaction represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

     (a) On March 2, 1999, in connection with the acquisition of ScanSoft (then a wholly owned subsidiary of Xerox Imaging Systems) by Visioneer, Inc., Xerox Corporation was issued 11,853,602 shares of our Common Stock and 3,562,238 shares of non-voting Series B Preferred Stock. In addition, Xerox has the opportunity to acquire additional shares of common stock pursuant to a ten-year warrant (see Note 5 to the Notes to Consolidated Financial Statements). We relied upon Section 4(2) of the Securities Act in connection with the issuance of these shares.

     (b) On November 12, 2001, we issued 262,200 shares of our Common Stock at a price per share of $2.67 to Bear, Stearns & Co., Inc. ("Bear Stearns"). The shares were issued pursuant to a Settlement and Release Agreement. ScanSoft, as successor-in-interest to Caere Corporation, and Bear Stearns are parties to an engagement letter dated September 9, 1999 (the "Bear Engagement Letter"). Pursuant to the terms of the

Bear Engagement Letter, Bear Stearns was to receive certain payments from us as compensation for its role as financial advisor with respect to certain transactions (the "Original Bear Payment"). Bear Stearns agreed to accept payment other than the Original Bear Payment as payment in full to satisfy fees and expenses due from us to Bear Stearns, including 262,200 shares of Common Stock. We relied upon Section 4(2) of the Securities Act in connection with the issuance of these shares.

     (c) On December 12, 2001, in connection with the acquisition of the speech and language assets of Lernout & Hauspie N.V. and related entities, Lernout & Hauspie N.V. was issued 7,400,000 shares of our Common Stock. We relied upon
Section 4(2) of the Securities Act in connection with the issuance of these shares.

     (d) On December 13, 2001, we sold the State of Wisconsin Investment Board ("SWIB") 3,500,000 shares of our Common Stock, at a price of $3.10 per share. We relied upon Section 4(2) of the Securities Act in connection with the issuance of these shares.

     (e) On December 28, 2001, we agreed to issue Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") 65,100 shares of our Common Stock at a price per share of $5.16. The shares were issued pursuant to a Settlement and Termination Agreement. ScanSoft and Merrill Lynch are parties to an engagement letter dated December 13, 1999 (the "Merrill Engagement Letter"). Pursuant to the terms of the Merrill Engagement Letter, Merrill Lynch was to receive certain payments from us as compensation for its role as financial advisor with respect to certain transactions (the "Original ML Payment"). Merrill Lynch agreed to accept payment other than the Original ML Payment as payment in full to satisfy fees and expenses due by us to Merrill Lynch, including the 65,100 shares being registered herewith. We relied upon Section 4(2) of the Securities Act in connection with the issuance of these shares.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

     On December 12, 2001, we acquired certain of the speech and language technology assets of L&H. On March 13, 2000 and March 2, 1999, we completed acquisitions of Caere Corporation and ScanSoft, Inc., an indirectly wholly-owned subsidiary of Xerox Corporation, respectively. On June 30, 1999, we acquired certain assets and liabilities of MetaCreations Corporation. These acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of L&H, Caere Corporation, ScanSoft and MetaCreations are included in our results from operations from the applicable acquisition dates.

     Through December 1998, we developed and sold scanner hardware and software products. On January 6, 1999, we sold our hardware business. Accordingly, the results of the hardware business are included in our results of operations through the date of disposal.

                                 SCANSOFT, INC.

                            SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          2001        2000       1999       1998        1997
                                        --------    --------    -------    -------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net revenue...........................  $ 63,855    $ 49,055    $31,629    $79,070    $ 57,623
                                        --------    --------    -------    -------    --------
Costs and expenses:
  Cost of revenue.....................    12,849      12,692      7,602     59,370      50,725
  Research and development............    13,968      14,967      6,920      4,408       8,115
  Selling, general and
     administrative...................    26,449      28,205     14,509     19,150      22,428
  Amortization of goodwill and other
     intangible assets................    27,520      22,586      1,921         --          --
Restructuring and other charges,
  net.................................        --      23,102      4,290         --         675
                                        --------    --------    -------    -------    --------
     Total costs and expenses.........    80,786     101,552     35,242     82,928      81,943
                                        --------    --------    -------    -------    --------
Loss from operations..................   (16,931)    (52,497)    (3,613)    (3,858)    (24,320)
Other income (expense), net...........      (263)       (282)     1,015         53         940
                                        --------    --------    -------    -------    --------
Loss before income taxes..............   (17,194)    (52,779)    (2,598)    (3,805)    (23,380)
Provision (benefit) for income
  taxes...............................      (317)        472        150         --          --
                                        --------    --------    -------    -------    --------
Net loss..............................  $(16,877)   $(53,251)   $(2,748)   $(3,805)   $(23,380)
                                        ========    ========    =======    =======    ========
Net loss per share: basic and
  diluted.............................  $  (0.34)   $  (1.26)   $ (0.11)   $ (0.19)   $  (1.20)
                                        ========    ========    =======    =======    ========
Weighted average common shares
  outstanding: basic and diluted......    49,693      42,107     25,630     19,728      19,450
                                        ========    ========    =======    =======    ========

                                                             DECEMBER 31,
                                         -----------------------------------------------------
                                           2001        2000       1999       1998       1997
                                         --------    --------    -------    -------    -------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
     investments.......................  $ 14,324    $  2,633    $ 5,224    $ 8,123    $14,452
  Working capital (deficit)............     9,318      (6,484)     7,031      6,569      8,389
  Total assets.........................   142,070     109,480     29,982     28,445     33,550
  Long-term liabilities................     6,143       2,172         --         91        125
  Total stockholders' equity...........   114,534      87,461     21,924      7,582     10,930

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN ITEM 8 OF THIS REPORT.

                              RECENT DEVELOPMENTS

     On December 7, 2001, we entered into a definitive asset purchase agreement (the "Purchase Agreement") to acquire certain assets and intellectual property relating to the former L&H entities that were in bankruptcy under the jurisdiction of both the U.S. Bankruptcy Courts for the District of Delaware and the Belgium court of Ieper. We purchased these assets in a closed auction proceeding administered by the creditor committee of the former entities and approved by both the U.S. and Belgium courts on December 11, 2001. The transaction was completed on December 12, 2001.

     Pursuant to the Purchase Agreement, we acquired certain of the speech and language technology assets of L&H including patent and trade mark portfolios, core technology, and completed technology as well as certain accounts receivable and fixed assets. We paid $41.3 million in total consideration to the creditors as follows: $10.0 million in cash, we issued 7.4 million shares of stock valued at $27.8 million (based on the average of the closing share price of our stock 3 days before and after the deal was announced) and issued a 9% promissory note in the principal amount of $3.5 million, to be repaid in installments of $0.1 million of principal and interest due and payable on the fifteenth (15th) of each March, June, September and December commencing on March 15, 2002, for a total of eleven (11) payments. All remaining principal and interest shall become due on December 15, 2004.

     In connection with the acquisition, we assumed certain liabilities including liabilities for products which were sold prior to the acquisition date and which are expected to be upgraded with newer versions in 2002 and liabilities for development contracts with customers. The actual amount of the liabilities may differ from the estimated amounts. Differences between the actual and estimated amounts will be recorded as an adjustment to the liability.

     On December 27, 2001, we filed a Current Report on Form 8-K with the SEC to report our acquisition of certain assets of the Speech and Language Technologies of Lernout & Hauspie. We accounted for the transaction as an acquisition of assets.

     In connection with the 8-K filing, we sought the concurrence of the SEC staff with respect to our accounting for this transaction as an acquisition of assets. We have had ongoing discussions with the SEC staff since that time. The most recent communication with the SEC staff indicated that they would ordinarily conclude that an acquisition of this type would be considered an acquisition of a business rather than as an acquisition of assets, but the SEC staff said they would consider the matter further upon us furnishing additional information on the transaction. We are actively preparing a response to this request.

     If we were required to change the method of accounting for this transaction, the change would not have a material effect on our results of operations or financial condition. The impact on 2001, as reported, would be as follows: (i) a reduction of amortization expense of approximately $0.1 million,
(ii) a reduction in identifiable tangible and intangible assets of approximately $21.3 million, (iii) increase in goodwill in the amount of approximately $21.3 million, (iv) no change to net revenues or net loss per share, and (v) a decrease in our net loss of approximately $0.1 million. Additionally, the impact to 2002 would be a benefit of approximately $0.5 million of reduced amortization expense per quarter.

                          CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Consolidated Financial Statements included in this report contains a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

GENERAL

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions included in the financial statements are revenue recognition, estimating valuation allowances (specifically sales returns and other allowances), the recoverability of intangible assets including goodwill and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

REVENUE RECOGNITION

     We derive our revenues from sales of our software products to end-users through distribution partners and value added resellers (VAR's), royalty revenues from OEM partners, license fees from sales of our products to end-users and from services, primarily maintenance associated with software license transactions.

     We apply the provisions of Statement of Position 97-2 "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain "Transactions" to all transactions involving the sale of software products. In addition, we apply the provisions of Staff Accounting Bulletin 101, "Revenue Recognition."

     Sales of our software products through distribution partners and VAR's provide certain rights of return. As a result, we make estimates of potential future product returns related to products sold to distributors. Our estimates of sales returns and allowance reserves are based on inventory levels at distributors and VAR's as well as historical returns, current economic trends, and obsolescence based on new product introductions. Additionally, from time to time we offer price protection or rebates to certain of our customers. We estimate the amount of the price protection and rebate offers at the later of the sale or time the offer is made. The judgments made and estimates used in connection with establishing the sales returns and other allowances may be material in any accounting period. If actual returns or acceptance of other offers differ significantly from those estimates, such differences may have a material impact on the results of operations for the period in which the actual returns or acceptance of other offers become known. The provision for sales returns and other allowances amounted to $5.5 million at December 31, 2001. Similarly, we must make estimates of the uncollectibility of our accounts receivables. We specifically analyze accounts receivables and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts risk. Our accounts receivable balance was $14.3 million, net of sales return and other allowances of $5.5 million and allowance for doubtful accounts of $0.8 million as of December 31, 2001.

     Royalty revenues derived from sales to certain OEM partners are based on estimates of additional deployments of the licenses by the customer in the most recent reporting period. If actual additional licenses differ significantly from estimates made based on historical experience, such differences may have a material impact on the results of operations for the period in which the actual licenses deployed become known.

     If our experience changes dramatically due to changes in the market, changes in our customer base, seasonality or other economic factors, our ability to make such estimates may be impacted and therefore we may be unable to recognize revenue until these rights lapse or until we receive royalty payments.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL:

     We have significant long-lived tangible and intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived and intangible assets are patents, core technology, developed technology, and goodwill. The values of these assets were determined by a risk adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment include the following:

     - Significant underperformance relative to expected historical or projected future operating results;

     - Significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

     - Significant negative industry or economic trends;

     - Significant decline in our stock price for a sustained period; and

     - Our market capitalization relative to net book value.

     Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position.

DETERMINING DEFERRED TAX VALUATION ALLOWANCES:

     We record a valuation allowance to reduce our deferred tax asset to an amount that will more likely than not be realized. While we have considered our ability to generate future taxable income in assessing the need for the allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

     Additionally, we have significant net operating loss carryforwards (NOLs) that we have generated or acquired as part of past business combinations. Our ability to fully utilize these NOL's is based on a number of factors including ownership changes resulting from the issuance of or other changes in the ownership of our equity securities. Existing and future ownership changes could decrease our ability to fully utilize these NOL's therefore increasing our tax provision in the period such determination was made.

                             RESULTS OF OPERATIONS

     The following table presents, as a percentage of total revenue, certain selected financial data for each of the three years in the period ended December 31:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             2001      2000     1999
                                                             -----    ------    -----
Net Revenue:...............................................  100.0%    100.0%   100.0%
Costs and expenses:
Cost of revenue............................................   20.1      25.9     24.0
Research and development...................................   21.9      30.5     21.9
Selling, general and administrative........................   41.4      57.5     45.9
Amortization of goodwill and other intangible assets.......   43.1      46.0      6.1
Restructuring and other charges, net(1)....................     --      47.1     13.5
                                                             -----    ------    -----
          Total costs and expenses.........................  126.5     207.0    111.4
                                                             -----    ------    -----
Loss from operations.......................................  (26.5)   (107.0)   (11.4)
Other income (expense), net................................   (0.4)     (0.6)     3.2
                                                             -----    ------    -----
Loss before income taxes...................................  (26.9)   (107.6)    (8.2)
Provision (benefit) for income taxes.......................   (0.5)      1.0      0.5
                                                             -----    ------    -----
Net loss...................................................  (26.4)%  (108.6)%   (8.7)%
                                                             =====    ======    =====

---------------
(1) See Note 12 of Notes to Consolidated Financial Statements

                                    REVENUE

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

     Net revenue of $63.9 million for 2001 increased by $14.8 million or 30% from the comparable period in 2000. The increase in revenue was due to the release of upgrades to products in our digital imaging product line which resulted in increased unit sales as well as slightly higher average selling prices associated with the upgraded products. In addition we generated revenue from a significant contract with an OEM customer.

     The increase in revenue came primarily from our OCR product family, which increased by approximately $10.0 million from the comparable period in 2000. The additional revenue growth of $4.8 million came primarily from our other flagship products: electronic forms, paper management and development kit products. Late in the fourth quarter we released OmniForm Premium and OmniForm 5.0 and during the third quarter we released PaperPort Deluxe 8.0, which also contributed to the revenue growth of the paper management family of products. We also benefited to a smaller degree from speech and language product revenues from our acquisition of the RealSpeak and Dragon speech and language products from L&H on December 12, 2001. We expect that speech and language product revenues will increase as a percentage of net revenue in future periods as we integrate the assets from the L&H acquisition into our business.

     Geographically, North America accounted for 79% of 2001 revenue and Europe accounted for 21% versus 82% and 18%, respectively, for the comparable period in 2000. The increase in Europe in 2001 was associated with the release of the international language versions of OmniPage 11 and PaperPort during the second half of 2001. International revenue continues to grow as a percentage of net revenue. We anticipate international revenue to be approximately 25% to 30% of revenue in 2002 compared to 21% of revenue in 2001.

     The breakdown of net revenue for 2001 was 46% VAR/retail, 18% direct, 30% OEM, and 6% corporate. The breakdown of net revenue for the same period in 2000 was 50% VAR/retail, 18% direct, 28% OEM, and 4% corporate. We expect the revenue mix for 2002 to shift to a higher concentration of corporate business offset by a reduction in retail business. We expect OEM and direct to remain consistent with 2001 levels as a percentage of revenue.

     During 2001, Ingram Micro, a retail distributor, accounted for 28% of our net revenue; Digital River our direct fulfillment partner, accounted for 15% of our net revenue; and Xerox, a significant shareholder, related party and OEM customer, accounted for 11% of our net revenue. During 2000, Ingram Micro accounted for 27% of our net revenue; Digital River accounted for 11% of our net revenue; and Xerox, accounted for 11% of our net revenue.

     With the addition of the speech and language products from the L&H acquisition in December 2001, we expect to increase our VAR/retail, re-seller and OEM product offerings and revenues substantially in 2002.

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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

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

     During 2000, Ingram Micro, a retail distributor, accounted for 27% of our net revenue; Digital River, our direct fulfillment partner, accounted for 11% of our net revenue; and Xerox, an OEM customer, accounted for 11% of our net revenue. In 1999, Ingram Micro accounted for 24% of our revenue; Tech Data accounted for 15%; and Xerox accounted for 14%.

     Revenue derived outside of North America, primarily in Europe, was approximately 18% and 13% of total revenue in 2000 and 1999, respectively. International revenue in 2000 of $9.0 million, increased by $4.8 million from 1999 due primarily to the acquisition of Caere in March 2000. Since 1999 international sales have been denominated primarily in local currencies and these sales are subject to a number of risks inherent in doing business on an international level, such as unexpected fluctuations in currency exchange rates, regulatory requirements, import and export duties and restrictions, and the logistical difficulties of managing multinational operations, any of which could adversely impact the success of our international operations. The growth of our international business will depend, in part, on our ability to increase awareness of our products in international markets. See "Item 1 -- Business -- Marketing, Sales and Distribution."

                                COST OF REVENUE

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

     Cost of revenue consists primarily of material costs, third party royalties, fulfillment, and salaries for product support personnel and related costs associated with contracts, which are accounted for under the percentage of completion method of accounting. Currently our software products are manufactured by Globalware Solutions on a worldwide basis, which also packages and ships the majority of our products to customers. See "Item 1 -- Business -- Manufacturing."

     Cost of revenue in 2001 was $12.8 million or 20% of revenue, compared to $12.7 million or 26% of revenue in the comparable period of 2000. The decrease in cost of revenue as a percentage of revenue from the comparable period in 2000 is directly attributed to the consolidation of our worldwide manufacturing fulfillment activities and cost savings initiatives we introduced in the second quarter of 2000. This decrease was partially offset by an increase in the cost of revenue in the second half of 2001, as a result of costs associated with engineering efforts under a significant OEM contract. We anticipate that cost of revenue as a percentage of revenue will decrease slightly in 2002 due to higher revenues over a relatively fixed cost base for certain manufacturing costs, a pay for support program implemented in January 2002, and renegotiations with our fulfillment partner and certain third party royalty contracts.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

     Cost of revenue increased to $12.7 million or 26% of revenue in 2000 compared to $7.6 million or 24% of revenue in 1999. The increase in absolute dollars and percentage of revenue was primarily attributable to the acquisition of the Caere business in March 2000, which resulted in multiple manufacturing providers, which reduced efficiencies and increased costs. By the end of 2000, the Company consolidated its manufacturing providers.

                       RESEARCH AND DEVELOPMENT EXPENSES

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

     Research and development expenses consist primarily of salary and benefits costs of engineers. Research and development costs were $14.0 million or 22% of revenue in 2001, compared to $14.9 million or 31% of revenue in 2000. The decrease in research and development expenses as a percentage of revenue is a result of certain expenses associated with OEM engineering efforts being charged to cost of revenues as well as increased revenues compared to the prior period. We anticipate that research and development expenses as a percentage of revenue will increase in 2002 to approximately 25% to 30% of revenue. The expected increase is based upon the increased headcount and costs associated with the L&H acquisition on December 12, 2001. We increased research and development headcount by approximately 138 employees in connection with the L&H acquisition. This compares to headcount of 118 prior to the L&H acquisition.

     We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we will continue to invest in research and development activities. To date, we have not capitalized any development costs as the cost incurred after technological feasibility but before release of product is not significant. We will continue to monitor this policy as we develop new or upgraded products.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

     Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $14.9 million or 31% of revenue in 2000, an increase of $8.0 million from the $6.9 million or 22% of revenue reported in 1999. The increase in research and development spending is due to the added software engineering headcount from the acquisition of Caere on March 13, 2000 offset by the cost reduction actions in the second half of 2000.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

     Selling expenses include salaries, commissions, advertising, direct mail, public relations, trade shows, travel and other related sales and marketing expenses. General and administrative expenses include personnel costs for administration, finance, human resources, information systems, and general management in addition to legal and accounting expenses and other professional services.

     Selling, general and administrative expenses were $26.4 million or 41% of revenue in 2001 compared to $28.2 million or 58% of revenue for the same period in 2000. The absolute dollar decrease in selling, general and administrative expenses from the same period in 2000 was a result of cost reduction efforts undertaken during the first and second quarters of 2000. Additionally, we realized a gain of approximately $1.0 million primarily due to the favorable settlement of investment banking fees associated with the Caere acquisition. The decrease in selling, general and administrative expenses as a percentage of revenue from the same period in 2000 is a result of the decreased expenses as noted above, the realized gain and increased revenues compared to the prior period. We anticipate that selling general and administrative expenses for 2002 will decrease to approximately 40% of revenue. This expected decrease is projected based on revenue growth while controlling costs. We increased selling general and administrative headcount by approximately 74 employees in connection with the L&H acquisition. This compares to headcount of 96 prior to the L&H acquisition during 2001.

     We will continue to attempt to control selling, general and administrative expenses. However, if revenue continues to grow, in order to support our growing operations, selling, general and administrative expenses will increase. In addition, we may choose to increase general and administrative expenses in advance of revenue in order to support expected future revenue growth in specific product lines or geographical regions of the world. Such expenses may fluctuate from quarter to quarter depending on a variety of factors, including the timing of the introduction of new products, expansion of our distribution channels, general advertising not related to product introductions and expansion into international markets.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

     Selling, general and administrative expenses in 2000 were $28.2 million or 58% of revenue, an increase of $13.7 million from the $14.5 million or 46% of revenue reported in 1999. The increase in selling, general, and administrative expenses from 1999 to 2000, was due primarily to the acquisition of Caere on March 13, 2000, offset by cost reduction efforts in the second half of 2000 described further below.

           AMORTIZATION OF INTANGIBLE ASSETS AND ACQUIRED IN-PROCESS
                            RESEARCH AND DEVELOPMENT

     Amortization of intangible assets for 2001 was $27.5 million compared to $22.6 million for the same period in 2000. The increase in amortization of intangible assets of $4.9 million compared to the same period in 2000, resulted from a full 12 months of amortization for the Caere acquisition being taken during 2001 versus approximately nine months in 2000 due to the timing of the Caere acquisition which was completed on March 13, 2000. In connection with the Caere acquisition, $18.3 million was charged to operations upon consummation of the acquisition, which represented acquired in-process research and development on development projects that had not yet reached technological feasibility and had no alternative future use.

Amortization expense associated with the L&H asset acquisition included in the results of operations amounted to $0.2 million for the year ended December 31, 2001.

     As a result of the second quarter 2000 restructuring actions described below, certain intangible assets associated with the Caere acquisition were impaired. Accordingly, the Company wrote-off $3.5 million of net intangible assets including the acquired workforce amounting to $1.1 million and a favorable building lease amounting to $2.4 million.

     The in-process research and development charge of $3.9 million for 1999, reflects that portion of the purchase price of ScanSoft representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of income upon consummation of the acquisition.

     We will adopt Statement of Financial Accounting Standards No. 142 (SFAS
142) Accounting for "Goodwill and Other Intangible Assets" on January 1, 2002 and we will cease amortizing goodwill, which amounted to $10.1 million in 2001. We will also reclassify approximately $0.1 million of previously recognized acquired workforce to goodwill and as a result, amortization on this amount will also cease. The workforce recorded in connection with the L&H acquisition is not subject to the provisions of SFAS 142 as the transaction, for financial accounting purposes, was recorded as an asset purchase and not a business combination. SFAS 142 also requires us to complete a transitional goodwill impairment test with-in six months from the date of adoption. We currently do not expect to record an impairment charge on the $42.2 million of goodwill at December 31, 2001, upon completion of the initial impairment review. The decrease in amortization expense from the goodwill will be partly offset in 2002 by the amortization of intangible assets acquired from L&H of approximately $4.5 million per year. We estimate that amortization expense for 2002 related to the L&H acquisition will be approximately $21.9 million.

                        RESTRUCTURING AND OTHER CHARGES

     In connection with the acquisition of Caere in the first quarter of 2000, ScanSoft identified 46 employees of Caere whose positions were eliminated upon consummation of the acquisition. These positions included 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the Caere president and CEO position was eliminated. As a result, we established, as part of the purchase price allocation, a restructuring reserve of $0.5 million for severance payments to employees, and a restructuring reserve of $1.1 million for severance to the Caere former president and CEO, the payments of which will continue through March 2005.

     In June 2000, we implemented a restructuring plan to strategically refocus our business and bring operating expenses in line with net revenues. As a result, we eliminated 65 employee positions including 29 in research and development, 13 in general and administrative functions and 23 in support and marketing. We recorded a restructuring charge in the amount of $1,069,000 for severance payments to these employees and a restructuring charge of $0.4 million for certain termination fees to be incurred as a result of exiting the Los Gatos facility. Additionally, we wrote-off $3.5 million of net intangible assets acquired as part of the Caere acquisition including the acquired work force of $1.1 million and the favorable building lease of $2.4 million, which were impaired as a result of the restructuring action. At the time of the restructuring, management expected these restructuring actions to reduce operating expenses by approximately $10 million on an annualized basis. Annualized cost savings realized from these actions amounted to $13.6 million.

     For the years ended December 31, 2001 and 2000, we paid $0.8 million and $1.1 million, respectively in severance payments related to these restructuring actions. The remaining severance balance of $0.6 million primarily relates to severance for the former Caere President and CEO and will be paid through March 2005.

     Restructuring charges of $346,000 in the first nine months of 1999 relate to the acquisition of ScanSoft, and the subsequent consolidation of research and development operations and the move of our headquarters to Massachusetts, which resulted in the termination of 10 employees in California. The major components of these costs were approximately $188,000 in severance costs for the 10 employees and approximately $46,000 for disposed West Coast equipment. These costs also included $82,000 in non-refundable commitments associated with the West Coast development team, as well as $30,000 in other exit costs. All such costs were paid in 1999.

                     GAIN ON SALE OF THE HARDWARE BUSINESS

     In the quarter ended March 31, 1999, we sold our hardware business to Primax Electronics, Ltd., for approximately $6.8 million and reported an operating gain of approximately $0.9 million.

                             OTHER INCOME (EXPENSE)

     Other income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term investments offset by interest incurred for borrowings under credit facilities and short-term notes, and exchange gains and losses.

     Interest income consists primarily of interest earned on cash equivalents and short-term investments. Interest income was $0.2 million, $0.1 million, and $0.2 million for 2001, 2000 and 1999, respectively. The increase in interest income from 2000 to 2001, was a result of significantly higher cash, cash equivalents and short-term investments, which were generated from operations. The decrease in interest income from 1999 to 2000 was a result of smaller invested cash balances and higher bank borrowings. Interest expense consists of interest incurred for borrowings under credit facilities and short-term notes. Interest expense was $0.2 million, $0.6 million, and $0.1 million for 2001, 2000, and 1999, respectively. The decrease in interest expense from 2000 to 2001 resulted from the repayment of all bank borrowings under the bank credit facility during May 2001. The increase in interest expense from 1999 to 2000 resulted from increased bank borrowings under the bank credit facility. Other expense in 2001 consists primarily of foreign exchange gains and losses realized upon foreign exchange transactions being settled and the write-off of an investment of $0.2 million recorded under the cost method, which was deemed to be impaired.

                                  INCOME TAXES

     At December 31, 2001 and 2000, we had federal net operating loss carryforwards of approximately $90 million and $105 million, respectively of which approximately $4.1 million and $2.8 million, respectively, relate to tax deductions from stock compensation. The tax benefit related to the stock compensation, when realized, will be accounted for as additional paid-in capital rather than as a reduction of the provision for income tax. At December 31, 2001 we had federal and state research and development credit carryforwards of approximately $2.8 million and $1.6 million respectively. The net operating loss and credit carryforwards will expire at various dates through 2021, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. (See Note 10 of the Notes to Consolidated Financial Statements).

     Tax benefit of $0.3 million for the year ended December 31, 2001, reflects a reduction of approximately $0.7 million in amounts accrued for income taxes upon favorable completion of a state tax audit of Caere for 1996 and 1997. This benefit was offset by tax provision for foreign and state jurisdictions for which net operating losses were limited or no net operating loss carryforwards were available. This compares to tax provisions of $0.5 million for the year ended December 31, 2000, which related to foreign and state income taxes.

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

     Tax provisions of $0.5 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively, represent taxes for foreign and state jurisdictions in which the Company does business and for which no net operating loss carryforwards were available.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had cash and cash equivalents of $14.3 million and net working capital of $9.3 million, as compared to $2.6 million in cash and short-term investments and a net working capital deficit of $6.5 million as of December 31, 2000.

     We generated $10.4 million of cash from our operating activities for 2001, as compared to cash used for operations of $5.5 million for the same period in 2000. The cash generated from operations in 2001 came primarily from the results of operations, collection of amounts due for long-term contracts included in deferred revenue and decreased accounts receivables at the end of the quarter, which was offset by lower accounts payable and accrued expense balances.

     Cash used in investing activities for 2001 was $10.7 million as compared to $0.4 million cash provided for the same period in 2000. Cash used consisted of $10.1 million for the L&H acquisition on December 12, 2001 and $1.0 million for property and equipment acquired, which was offset by proceeds of $0.3 million from the sale of property and equipment during 2001. The comparable period in 2000 included proceeds of $1.4 million of cash acquired in connection with the Caere acquisition, which was offset by the acquisition of $1.0 million capital equipment in the normal course of operations.

     Cash provided by financing activities for 2001 was $12.4 million as compared to $2.6 million provided from financing activities in 2000. We received net proceeds of $15.7 million from the State of Wisconsin Investment Board in exchange for 8.3 million shares of common stock. Additionally, we repaid the outstanding balance of $3.4 million on our bank line of credit, which was then terminated. During the year ended December 31, 2001, we acquired approximately 656,000 shares of the Company's common stock for $1.0 million. The buy back was part of a previously announced program to acquire up to 2 million shares of our stock on the open market. Cash provided by financing activities for 2000 of $2.6 million was comprised primarily of proceeds of $3.4 million from our line of credit and $0.8 million of stock option exercise proceeds, which was offset by the payment of $1.6 million of notes payable.

     Our principal sources of liquidity as of December 31, 2001 consisted of approximately $14.3 million of cash and cash equivalents.

     We generated $10.4 million of cash from operations for 2001 and had a cash balance of $14.3 million at December 31, 2001. Our cash balance reflects lower operating expenses as a result of restructuring actions and other cost reduction initiatives taken in fiscal 2000, higher revenues compared to fiscal 2000 and equity financings net of cash paid for the L&H acquisition. We expect that operating expenses will increase in 2002 as a result of the L&H acquisition. While we also believe our revenues will increase and therefore our cash flows from operations, cash generated from operations could be negatively impacted if our products are not accepted in the markets in which we do business, by seasonality of customer buying patterns or by a continued or worsened economic downturn in the United States or international markets where our products are sold. There can be no assurance that we will be able to continue to generate cash from operations or secure additional equity financing if required. We have sustained recurring losses and have an accumulated deficit at December 31, 2001. We believe that operating expense levels in combination with expected future revenues will continue to generate positive cash flows from operations. We also believe that, should we experience any of the aforementioned factors, we have the ability to reduce operating expenses to levels commensurate with revenues to maintain positive cash flows from operations. Therefore, we believe that cash flows from future operations in addition to cash on hand will be sufficient to meet the our working capital, investing, financing and contractual obligations as they become due, including stock repurchase programs and potential business or asset acquisitions, for the foreseeable future.

     The following table outlines our contractual payment obligations, including amounts due to the former Caere President and CEO under the settlement in 2002:

                                                         PAYMENTS DUE BY PERIOD
                                               ------------------------------------------
                                                          WITHIN    WITHIN
CONTRACTUAL OBLIGATIONS                         TOTAL     1 YEAR    2 YEARS    THEREAFTER
-----------------------                        -------    ------    -------    ----------
                                                             (IN THOUSANDS)
Long-term debt including interest............  $ 4,355    $  534    $3,821       $   --
Operating leases.............................    8,910     1,736     3,599        3,575
Caere acquisition related costs..............    4,280     2,230     2,050           --
                                               -------    ------    ------       ------
Total contractual cash obligations...........  $17,545    $4,500    $9,470       $3,575
                                               =======    ======    ======       ======

     In connection with the Caere acquisition, we entered into a non-competition and consulting agreement with the former Caere President and CEO. Under the terms of the agreement, we agreed to pay the former Caere President and CEO on the second anniversary of the merger, March 13, 2002, in cash, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by 486,548. During 2002, we negotiated a termination agreement with the former Caere President and CEO. Under the terms of the agreement, we paid $1.0 million in cash immediately, with the remainder payable in equal quarterly installments of approximately $0.4 million over the next two years. The total consideration of this agreement was accounted for in the original Caere purchase price and the termination agreement will have no effect the results of operations in 2002. In addition, unexercised options to purchase 829,000 shares that were assumed as part of the Caere acquisition were canceled effective March 5, 2002.

     We have not entered into any arrangements or transactions with unconsolidated entities or other persons that would require the disclosure of off-balance sheet arrangements. As of December 31, 2001 no such arrangements existed.

                               FOREIGN OPERATIONS

     We develop and sell our products throughout the world. As a result of the Caere acquisition, in March 2000 and the L&H acquisition in December 2001, we significantly increased our presence in Europe and added operations in Asia. With our increased international presence in a number of geographic locations and with international revenues projected to increase to 25% to 30% of revenue in 2002, we are exposed to changes in foreign currencies including the euro, Japanese Yen and the Hungarian Forint. Changes in the value of the euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenues and operating results. We do not generally hedge any of our foreign-currency denominated transactions.

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including how goodwill and other intangible assets should be accounted for after they have been initially recognized. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangible assets, such as acquired workforce, into goodwill. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment; intangible assets with finite useful lives will continue to be amortized over their useful lives. SFAS 142 also provides specific guidance for testing goodwill for impairment. In accordance with its provisions, we will adopt SFAS 142 on January 1, 2002 and we will cease amortizing goodwill; we had previously been recording annual goodwill amortization of approximately $10.1 million. We will also reclassify approximately $0.1 million of previously recognized acquired workforce to goodwill and as a result, amortization on this amount has also ceased. The workforce recorded in connection with the L&H acquisition is not subject to the provisions of SFAS 142 as the transaction, for financial accounting purposes, was recorded as an asset purchase and not a business combination. SFAS 142 also requires us to complete a transitional goodwill impairment test within six months from the date of adoption. We currently do not expect to record an impairment charge on the $42.2 million of goodwill at December 31, 2001, upon completion of the initial impairment review. The decrease in amortization expense from the goodwill will be partly offset in 2002 by the amortization of intangible assets acquired from L&H of approximately $4.5 million per year. We estimate amortization expense for 2002 to be approximately $21.9 million.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains the requirement of APB 30 that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. We expect that the initial application of SFAS 144 will not have a material impact on our results of operations.

     In November 2001, the Emerging Issues Task Force ("EITF"), a committee of the FASB, reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established, in which case such amounts may be recorded as operating expenses. In accordance with its provisions, we will adopt EITF 01-9 on January 1, 2002. EITF 01-09 requires companies to apply the provisions to prior years reported in comparative financial statements in the year of adoption. Certain of our co-operative marketing and marketing development fund programs do not meet the criteria to be recorded as operating expenses, which is our current policy. Unless we are able to renegotiate or otherwise change these marketing programs with our retailers, amounts earned by the retailers under such programs will be recorded as revenue reductions in the future. Upon adoption, we will reclassify all prior period reported results of operations to conform to the presentation required by EITF 01-9. We are currently assessing the impact of EITF 01-09 on our historical results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop our products in the United States, Belgium and Hungary. We sell our products globally, primarily through an indirect reseller channel. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets.

     We collect a portion of our revenue and pay a portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results. Currently, we do not generally engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although we may do so in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 SCANSOFT, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 SCANSOFT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Report of Independent Accountants...........................     37
  Consolidated Balance Sheets...............................     38
  Consolidated Statements of Operations.....................     39
  Consolidated Statements of Stockholders' Equity...........  40-41
  Consolidated Statements of Cash Flows.....................     42
  Notes to Consolidated Financial Statements................  43-64
Financial Statement Schedule:
  Report of Independent Accountants on Financial Statement
     Schedule...............................................     65
  Schedule II -- Valuation and Qualifying Accounts..........     66

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of ScanSoft, Inc:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ScanSoft, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 2002, except as to Note 15
  for which the date is March 5, 2002

                                 SCANSOFT, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  14,324    $   2,571
  Short-term investments....................................         --           62
  Accounts receivable, less allowances of $6,273 and $7,375,
     respectively...........................................     14,266        8,314
  Inventory.................................................        507          806
  Prepaid expenses and other current assets.................      1,614        1,610
                                                              ---------    ---------
     Total current assets...................................     30,711       13,363
                                                              ---------    ---------
Goodwill and other intangible assets, net...................    108,276       92,051
Property and equipment, net.................................      2,406        2,954
Other assets................................................        677        1,112
                                                              ---------    ---------
     Total assets...........................................  $ 142,070    $ 109,480
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   5,320    $   7,945
  Accrued expenses..........................................     14,471        7,418
  Deferred revenue..........................................      1,375        1,084
  Short-term bank borrowings................................         --        3,400
  Note payable..............................................        227           --
                                                              ---------    ---------
     Total current liabilities..............................     21,393       19,847
                                                              ---------    ---------
  Deferred revenue..........................................      2,534        2,172
  Long-term note payable, net of current portion............      3,273           --
  Other liabilities.........................................        336           --
                                                              ---------    ---------
     Total liabilities......................................     27,536       22,019
                                                              ---------    ---------
Commitments and contingencies (Notes 5, 7 and 11)
Stockholders' equity:
  Preferred stock, $0.001 par value; 40,000,000 shares
     authorized; 3,562,238 shares issued and outstanding
     (liquidation preference $4,631)........................      4,631        4,631
  Common stock, $0.001 par value; 140,000,000 shares
     authorized; 62,745,211 and 46,072,748 shares issued and
     62,089,211 and 46,072,748 shares outstanding,
     respectively...........................................         63           46
  Additional paid-in capital................................    264,893      219,259
  Treasury stock at cost (656,000 and no shares,
     respectively)..........................................     (1,031)          --
  Deferred compensation.....................................       (276)          --
  Accumulated other comprehensive loss......................       (487)         (93)
  Accumulated deficit.......................................   (153,259)    (136,382)
                                                              ---------    ---------
     Total stockholders' equity.............................    114,534       87,461
                                                              ---------    ---------
     Total liabilities and stockholders' equity.............  $ 142,070    $ 109,480
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              --------    --------    -------
Net revenue.................................................  $ 63,855    $ 49,055    $31,629
                                                              --------    --------    -------
COSTS AND EXPENSES
  Cost of revenue...........................................    12,849      12,692      7,602
  Research and development..................................    13,968      14,967      6,920
  Selling, general and administrative.......................    26,449      28,205     14,509
  Amortization of goodwill and other intangible assets......    27,520      22,586      1,921
  Restructuring and other charges, net......................        --       4,811        346
  Acquired in-process research and development..............        --      18,291      3,944
                                                              --------    --------    -------
     Total costs and expenses...............................    80,786     101,552     35,242
                                                              --------    --------    -------
Loss from operations........................................   (16,931)    (52,497)    (3,613)
Other income (expense)
  Interest income...........................................       209         112        181
  Interest expense..........................................      (166)       (620)       (56)
  Other (expense) income, net...............................      (306)        226          8
  Gain on sale of hardware business.........................        --          --        882
                                                              --------    --------    -------
Loss before income taxes....................................   (17,194)    (52,779)    (2,598)
Provision for (benefit from) income taxes...................      (317)        472        150
                                                              --------    --------    -------
Net loss....................................................  $(16,877)   $(53,251)   $(2,748)
                                                              ========    ========    =======
Net loss per share: basic and diluted.......................  $  (0.34)   $  (1.26)   $ (0.11)
                                                              ========    ========    =======
Weighted average common shares outstanding: basic and
  diluted...................................................    49,693      42,107     25,630
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements

                                 SCANSOFT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                PREFERRED STOCK        COMMON STOCK                          TREASURY STOCK
                               ------------------   -------------------     ADDITIONAL      ----------------     DEFERRED
                                SHARES     AMOUNT     SHARES     AMOUNT   PAID-IN CAPITAL   SHARES   DOLLARS   COMPENSATION
                               ---------   ------   ----------   ------   ---------------   ------   -------   ------------
Balance at December 31,
  1998.......................                       19,852,952    $20        $ 87,995                              $(50)
Issuance of common stock
  under employee stock
  compensation plans.........                          412,823                    276
Compensation expense related
  to stock options...........                                                                                        50
Issuance of preferred stock,
  common stock and common
  stock options in connection
  with ScanSoft
  acquisition................  3,562,238   $4,631    6,755,992      7          12,810
Common stock repurchased and
  retired....................                         (331,740)                  (684)
Net loss.....................
                               ---------   ------   ----------    ---        --------        ----     ----         ----
Balance at December 31,
  1999.......................  3,562,238    4,631   26,690,027     27         100,397          --       --           --
Issuance of common stock
  under employee stock
  compensation plans.........                          354,203                    815
Issuance of common stock and
  common stock options in
  connection with Caere
  merger.....................                       19,028,518     19         118,047
Comprehensive loss:
Net loss.....................
  Foreign currency
    translation adjustment...
  Comprehensive loss.........
                               ---------   ------   ----------    ---        --------        ----     ----         ----
Balance at December 31,
  2000.......................  3,562,238    4,631   46,072,748     46         219,259          --       --           --

                                ACCUMULATED
                                   OTHER                         TOTAL
                               COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                                   LOSS          DEFICIT        EQUITY           LOSS
                               -------------   -----------   -------------   -------------
Balance at December 31,
  1998.......................                   $ (80,383)     $  7,582
Issuance of common stock
  under employee stock
  compensation plans.........                                       276
Compensation expense related
  to stock options...........                                        50
Issuance of preferred stock,
  common stock and common
  stock options in connection
  with ScanSoft
  acquisition................                                    17,448
Common stock repurchased and
  retired....................                                      (684)
Net loss.....................                      (2,748)       (2,748)       $ (2,748)
                                   ----         ---------      --------        ========
Balance at December 31,
  1999.......................        --           (83,131)       21,924
Issuance of common stock
  under employee stock
  compensation plans.........                                       815
Issuance of common stock and
  common stock options in
  connection with Caere
  merger.....................                                   118,066
Comprehensive loss:
Net loss.....................                     (53,251)      (53,251)       $(53,251)
  Foreign currency
    translation adjustment...       (93)                            (93)            (93)
                                                                               --------
  Comprehensive loss.........                                                  $(53,344)
                                   ----         ---------      --------        ========
Balance at December 31,
  2000.......................      $(93)         (136,382)       87,461

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                 PREFERRED STOCK        COMMON STOCK                          TREASURY STOCK
                                ------------------   -------------------     ADDITIONAL      -----------------     DEFERRED
                                 SHARES     AMOUNT     SHARES     AMOUNT   PAID-IN CAPITAL   SHARES    DOLLARS   COMPENSATION
                                ---------   ------   ----------   ------   ---------------   -------   -------   ------------
Issuance of common stock under
  employee stock compensation
  plans.......................                          623,534      1           1,130
Issuance of common stock in
  connection with L&H
  acquisition.................                        7,400,000      8          27,792
Issuance of common stock in
  connection with equity
  investment..................                        8,261,905      8          15,721
Issuance of common stock in
  connection with settlement
  of Caere acquisition
  liability...................                          262,200                    700
Issuance of restricted
  stock.......................                          133,824                    291                               (291)
Compensation expense
  associated with restricted
  stock.......................                                                                                         15
Repurchase of common stock at
  cost........................                                                               656,000    (1,031)
Comprehensive loss:
Net loss......................
  Foreign currency translation
    adjustment................
  Comprehensive loss..........
                                ---------   ------   ----------    ---        --------       -------   -------      -----
Balance at December 31,
  2001........................  3,562,238   $4,631   62,754,211    $63        $264,893       656,000   $(1,031)     $(276)
                                =========   ======   ==========    ===        ========       =======   =======      =====

                                 ACCUMULATED
                                    OTHER                         TOTAL
                                COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                                    LOSS          DEFICIT        EQUITY           LOSS
                                -------------   -----------   -------------   -------------
Issuance of common stock under
  employee stock compensation
  plans.......................                                     1,131
Issuance of common stock in
  connection with L&H
  acquisition.................                                    27,800
Issuance of common stock in
  connection with equity
  investment..................                                    15,729
Issuance of common stock in
  connection with settlement
  of Caere acquisition
  liability...................                                       700
Issuance of restricted
  stock.......................                                        --
Compensation expense
  associated with restricted
  stock.......................                                        15
Repurchase of common stock at
  cost........................                                    (1,031)
Comprehensive loss:
Net loss......................                     (16,877)      (16,877)       $(16,877)
  Foreign currency translation
    adjustment................       (394)                          (394)           (394)
                                                                                --------
  Comprehensive loss..........                                                  $(17,271)
                                    -----        ---------      --------        ========
Balance at December 31,
  2001........................      $(487)       $(153,259)     $114,534
                                    =====        =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              --------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(16,877)   $(53,251)   $(2,748)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation...........................................     1,762       2,091        240
     Amortization of goodwill and other intangible assets...    27,520      22,586      1,921
     Accounts receivable allowances.........................    (1,102)     (2,904)     2,100
     Write-off of acquired in-process research and
       development..........................................        --      18,291      3,944
     Provision for impairment of intangible assets..........        --       3,490         --
     Non-cash portion of restructuring charge...............        --         272         --
     Gain on settlement of acquisition liability............    (1,050)         --         --
     Net gain on sale of hardware business..................        --          --       (882)
     Other..................................................       (68)         --         52
     Changes in operating assets and liabilities, net of
       effects from acquisitions:
     Accounts receivable....................................      (252)      3,740     (7,291)
     Inventory..............................................       418         257       (248)
     Prepaid expenses and other current assets..............        18         278       (540)
     Other assets...........................................       435        (441)      (122)
     Accounts payable.......................................      (542)       (700)     1,463
     Accrued expenses.......................................      (543)     (1,547)      (508)
     Deferred revenue.......................................       653       2,292        121
                                                              --------    --------    -------
       Net cash provided by (used in) operating
          activities........................................    10,372      (5,546)    (2,498)
                                                              --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment...........      (943)     (1,048)      (840)
  Proceeds from sale of property and equipment..............       344          --         --
  Cash paid for acquisition, including transaction costs....   (10,118)         --         --
  Cash of businesses acquired, net of cash paid.............        --       1,419        211
  Net change in restricted cash.............................        62          --        262
  Proceeds from sale of hardware business...................        --          --      6,788
  Net sales (purchase) of short-term and other
     investments............................................        --          --        (10)
                                                              --------    --------    -------
     Net cash provided by (used in) investing activities....   (10,655)        371      6,411
                                                              --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term bank borrowings, net...........................    (3,400)      3,400     (6,000)
  Payment of note payable...................................        --      (1,600)        --
  Repurchase of common stock................................    (1,031)         --       (684)
  Proceeds from issuance of common stock, net of issuance
     costs..................................................    16,862         815        274
                                                              --------    --------    -------
       Net cash provided by (used in) financing
          activities........................................    12,431       2,615     (6,410)
                                                              --------    --------    -------
Effects of exchange rate changes on cash and cash
  equivalents...............................................      (395)        (31)        --
Net increase (decrease) in cash and cash equivalents........    11,753      (2,591)    (2,497)
Cash and cash equivalents at beginning of year..............     2,571       5,162      7,659
                                                              --------    --------    -------
Cash and cash equivalents at end of year....................  $ 14,324    $  2,571    $ 5,162
                                                              ========    ========    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for interest....................  $    135    $    635    $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRESENTATION

     ScanSoft, Inc. was incorporated as Visioneer, Inc. in March 1992 and through December 1998, developed and sold scanner hardware and software products. On January 6, 1999, Visioneer sold the hardware business and the Visioneer brand name to Primax Electronics, Ltd., and on March 2, 1999, Visioneer acquired ScanSoft, in a cash election merger, from Xerox Corporation. The corporate entity "Visioneer" survived the merger, but changed its name to "ScanSoft, Inc." In addition, Visioneer changed the ticker symbol for its common stock that trades on the NASDAQ, to "SSFT." On March 13, 2000, the Company merged with Caere Corporation ("Caere"), a California-based digital imaging software company. The acquisitions of ScanSoft and Caere were accounted for under the purchase method of accounting and, accordingly, the results of operations of ScanSoft and Caere have been included in the Company's financial statements as of the acquisition dates.

     When we refer to "we" or "ScanSoft" or "the Company" in this Annual Report on Form 10-K, we mean the current Delaware corporation ScanSoft, Inc., including all of its consolidated subsidiaries.

  Acquisition of Lernout & Hauspie (L&H) Speech Products N.V. Assets:

     On December 7, 2001, the Company entered into a definitive asset purchase agreement (the "Purchase Agreement") to acquire certain assets and intellectual property relating to the former L&H entities that were in bankruptcy under the jurisdiction of both the U.S. Bankruptcy Court for the District of Delaware and the Belgium Court of Ieper. We purchased these assets in a closed auction proceeding administered by the creditors committee of the former entities and approved by both the U.S. and Belgium courts on December 11, 2001. The transaction was completed on December 12, 2001.

     Pursuant to the Purchase Agreement, the Company acquired patents, trademarks, tradenames, product and customer contracts associated with certain of the speech and language technology assets of L&H. In addition, the Company also obtained rights to accounts receivable related to the customer contracts acquired and fixed assets. The Company also hired 223 employees from L&H. The Company paid $41.3 million in total consideration to the creditors as follows:
$10.0 million in cash, 7.4 million shares of the Company's common stock valued at $27.8 million (based on the average of the closing share price of our stock 3 days before and after the proposed acquisition was announced) and a 9% promissory note in the principal amount of $3.5 million, to be repaid in installments of $0.1 million of principal and interest quarterly commencing on March 15, 2002, for a total of eleven (11) payments. All remaining principal and interest shall become due on December 15, 2004.

     With the acquisition of Lernout & Hauspie (L&H) assets in December 2001, ScanSoft added speech and language solutions to its portfolio of productivity-enhancing applications and technologies. The group of assets acquired includes the RealSpeak text-to-speech technology, Dragon speech recognition software and other speech and voice-related technologies aimed at the rapidly growing telecommunications, automotive and mobile device markets. ScanSoft believes that its speech-based technology and intellectual property is widely considered the finest in the industry.

     The Company generated $10.4 million of cash from operations for 2001 and had a cash balance of $14.3 million at December 31, 2001. The Company's cash balance reflects lower operating expenses as a result of restructuring actions and other cost reduction initiatives, taken in fiscal 2000, higher revenues compared to fiscal 2000 and equity financings net of cash paid for the L&H acquisition. The Company expects that operating expenses will increase in 2002 as a result of the L&H acquisition. While the Company believes its revenues will also increase and therefore its cash flows from operations, cash generated from operations could be negatively impacted if the Company's products are not accepted in the markets in which it does business, by seasonality of customer buying patterns or by a continued or worsened economic downturn in the United States or international markets where its products are sold. There can be no assurance that the Company will

                                 SCANSOFT, INC.

be able to continue to generate cash from operations or secure additional equity financing if required. The Company has sustained recurring losses and has an accumulated deficit at December 31, 2001. The Company believes that operating expense levels in combination with expected future revenues will continue to generate positive cash flows from operations. The Company also believes that, should it experience any of the aforementioned factors, it has the ability to reduce operating expenses to levels commensurate with revenues to maintain positive cash flows from operations. The Company believes that cash flows from future operations in addition to cash on hand will be sufficient to meet its working capital, investing, financing and contractual obligations as they become due for the foreseeable future including stock repurchase programs and potential business or asset acquisitions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentations

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates included in the financial statements are accounts receivable and sales allowances, the recoverability of intangible assets including goodwill and the valuation allowances on deferred tax assets. Actual results could differ from those estimates.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries that are denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive loss, which is a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in results of operations. The Company reported foreign currency transaction gains and (losses) of $0.2 million, $(0.1) million and zero for the years ended 2001, 2000 and 1999, respectively.

  Revenue Recognition

     The Company derives revenues from the sale of its software products to end-users through distribution partners and value added resellers (VAR's), royalty revenues from OEM partners, license fees from sales of its products to end-users and from services, primarily maintenance associated with software license transactions.

     The Company applies the provisions of Statement of Position 97-2 "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. In addition, the Company applies the provisions of Staff Accounting Bulletin 101, "Revenue Recognition."

     For sales through distributors and authorized resellers (including VAR's), title and risk-of-loss, pass to the customer upon shipment, at which time payment is due. Agreements with distributors and resellers provide for full rights of return. As a result, reserves for sales returns are established based on inventory levels of the Company's products at the distributors and resellers. Revenue is recognized upon shipment of the Company's product from distributors and resellers to retailers or end-users of the product. Reserves for

                                 SCANSOFT, INC.

estimated sales returns from retailers or end-users are recorded when the revenue is recognized based on historical experience with sales returns from these parties. From time to time, the Company offers its customers rebates, or price protection incentive programs to retailers for the sale of the Company's products. The Company estimates the impact on revenue of rebate or price protection programs based upon its historical experiences with similar programs for like products. The estimated reserve for such rebates or programs is recorded as a reduction of revenue in the period when the rebate or price protection program is available to the end-user.

     The Company also enters into royalty-bearing agreements with original equipment manufacturers ("OEMs") and performs software development services pursuant to certain license agreements. The Company recognizes revenue for royalty fees based on an accrual of the historical revenue trends for the respective licensing agreements of the Company's products by OEMs to third parties. The Company considers the past payment and royalty reporting history of its OEMs, seasonality of the OEMs business, the number of units sold in previous periods and the overall economic climate that its OEMs operate in.

     Revenue from the sale of licenses of the Company's software products to end-users is recognized upon delivery, provided that no significant obligations remain, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured. For direct sales by its customer service group, and for sales over the Internet, revenue is recognized when a credit card authorization has been received and the product ships.

     The Company recognizes revenue from the sale of maintenance and support to end-users ratably over the contract period, usually one year. Payments received in advance for maintenance and support revenue are originally treated as deferred revenue.

     The Company also generates revenue to a lesser degree from consulting and training services. Fees charged for such services are based on a fee per day or fee per student depending on the type of service or training provided.

     For arrangements with multiple obligations (for example, undelivered maintenance and support), the Company allocates revenue to each element of the arrangement based on the fair value of each element determined by the sales price of the elements had they been sold separately.

  Cash Equivalents

     Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less at the date of acquisition. The Company invests primarily in commercial paper.

  Inventory

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market value. Costs incurred related to shipping and handling of our inventory and products are recorded as a cost of revenue.

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

                                 SCANSOFT, INC.

  Intangible Assets

     Intangible assets result from acquisitions that were accounted for under the purchase method of accounting and consist of the values of identifiable intangible assets including core technology, patents, trade names, trademarks, OEM relationships, work force and registered users base, as well as goodwill. Goodwill is the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the purchase date. Intangible assets are reported at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives of three to seven years. The Company evaluates its intangible assets when events and circumstances indicate a potential impairment. Recoverability of these assets is assessed based on undiscounted expected cash flows from these assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. An impairment in the carrying value of each asset is assessed when the undiscounted expected cash flows derived from the asset are less than its carrying value (see
Note 11).

  Research and Development Costs

     Costs incurred in the research and development of new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. In the years ended December 31, 2001, 2000 and 1999, costs eligible for capitalization were not material.

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

  Comprehensive Loss

     Comprehensive loss consists of net loss and other comprehensive loss, which includes foreign currency translation adjustments. For the purposes of comprehensive loss disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

  Concentration of Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management's expectations. At December 31, 2001, three customers represented 31%, 13% and 12%, of our net accounts receivable balance, respectively. At December 31, 2000, two customers in aggregate accounted for 50%, of our net accounts receivable balance.

                                 SCANSOFT, INC.

  Fair Value Disclosures of Financial Instruments

     Financial instruments include cash equivalents, accounts receivable, short-term bank borrowings and long-term notes payable and are carried in the financial statements at amounts that approximate their fair value as of December 31, 2001 and 2000.

  Advertising Costs

     Advertising costs are expensed as incurred and are classified as selling, general and administrative costs. The Company reported advertising costs of $2.5 million, $1.9 million and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  Net Loss Per Share

     Basic loss per share is based on the weighted average number of common shares outstanding excluding unvested restricted stock, and diluted loss per share is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding. Potential common shares result from the assumed exercise of outstanding stock options and warrants as well as unvested shares of restricted stock and conversion of Series B Preferred Stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. There is no difference between basic and diluted net loss per share for all periods presented since potential common shares were anti-dilutive for all periods presented.

  Accounting for Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company follows the disclosure provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (see Note 6). Deferred compensation is recorded for restricted stock granted to employees based on the fair value of the Company's common stock at the date of grant and is amortized over the period in which the restrictions lapse. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

  Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including how goodwill and other intangible assets should be accounted for after they have been initially recognized. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangible assets, such as acquired workforce, into goodwill. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment; intangible assets with finite useful lives will continue to be amortized over their useful lives. SFAS 142 also provides specific guidance for testing goodwill for impairment. In accordance with its provisions, the Company will adopt SFAS 142 on January 1, 2002 and will cease amortizing goodwill; the Company had previously been recording annual goodwill amortization of approximately $10.1 million. The Company will also reclassify approximately $0.1 million of previously recognized acquired workforce to goodwill and as a result, amortization on this amount has also ceased. The workforce recorded in connection with the L&H acquisition is not subject to the provisions of SFAS 142 as the transaction, for financial

                                 SCANSOFT, INC.

accounting purposes, was recorded as an asset purchase and not a business combination. SFAS 142 also requires the Company to complete a transitional goodwill impairment test with-in six months from the date of adoption. The Company currently does not expect to record an impairment charge on the $42.2 million of goodwill at December 31, 2001, upon completion of the initial impairment review. The decrease in amortization expense from the goodwill will be partly offset in 2002 by the amortization of intangible assets acquired from L&H of approximately $4.5 million per year. The Company estimates total amortization expense for 2002 will be approximately $21.9 million.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains the requirement of APB 30 that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company does not expect that the initial application of SFAS 144 will have a material impact on its financial position or results of operations.

     In November 2001, the Emerging Issues Task Force ("EITF"), a committee of the FASB, reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established, in which case such amounts may be recorded as operating expenses. In accordance with its provisions, the Company will adopt EITF 01-9 on January 1, 2002. Certain of its co-operative marketing and marketing development fund programs do not meet the criteria to be recorded as operating expenses, which is the current policy. Unless the Company is able to renegotiate or otherwise change these marketing programs with its retailers, amounts earned by the retailers under such programs will be recorded as revenue reductions in the future. Upon adoption, the Company will reclassify all prior period reported results of operations to conform to the presentation required by EITF 01-9. The Company is currently assessing the impact of EITF 01-09 on its previously reported revenue and operating expenses. EITF 01-9 will not impact its overall results of operations.

                                 SCANSOFT, INC.

3. BALANCE SHEET COMPONENTS

     The following table summarizes key balance sheet components (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Inventory
  Raw materials.............................................  $    107    $    324
  Finished goods............................................       400         482
                                                              --------    --------
                                                              $    507    $    806
                                                              ========    ========
Goodwill and other intangible assets (see Note 11)
  Goodwill..................................................  $ 60,447    $ 60,447
  Core technology...........................................    63,069      28,586
  Developed technology......................................    16,340      16,340
  Trademarks and patents....................................    10,365       4,383
  Non-competition agreement.................................     4,048       4,048
  Acquired favorable lease..................................       553         553
  OEM relationships.........................................     1,100       1,100
  Assembled workforce.......................................     4,203         923
  Other.....................................................       200         200
                                                              --------    --------
                                                               160,325     116,580
  Accumulated amortization..................................   (52,049)    (24,529)
                                                              --------    --------
                                                              $108,276    $ 92,051
                                                              ========    ========
Accrued expenses
  Accrued compensation......................................  $  2,775    $  1,188
  Accrued sales and marketing incentives....................     1,160       1,880
  Accrued restructuring.....................................       634       1,428
  Accrued royalties.........................................       750         650
  Accrued professional fees.................................       571         638
  Accrued acquisition liabilities...........................     6,065          --
  Accrued transaction costs.................................       882          --
  Accrued taxes and other...................................     1,634       1,634
                                                              --------    --------
                                                              $ 14,471    $  7,418
                                                              ========    ========

                                                                         DECEMBER 31,
                                                       USEFUL LIFE    ------------------
                                                       (IN YEARS)      2001       2000
                                                       -----------    -------    -------
PROPERTY AND EQUIPMENT
Computers, software and equipment....................     3           $ 6,556    $ 5,391
Leasehold improvements...............................    2-4              436        505
Furniture and fixtures...............................     3               193        534
Construction in process..............................    --               176         --
                                                                      -------    -------
                                                                        7,361      6,430
Accumulated depreciation.............................                  (4,955)    (3,476)
                                                                      -------    -------
                                                                      $ 2,406    $ 2,954
                                                                      =======    =======

                                 SCANSOFT, INC.

     Depreciation expense, associated with property and equipment, for the years ended December 31, 2001, 2000 and 1999 was $1.8 million, $2.1 million, and $0.2 million, respectively.

4. DEBT

     On March 14, 2000, the Company entered into a one year Credit Agreement (the "Agreement") with its primary financial institution for a $10,000,000 revolving loan (the "Credit Facility"). Borrowings under the Credit Facility bore interest at the prime rate plus one percent and, as amended, expired on September 30, 2001. The maximum aggregate amount of borrowings outstanding at any one time as amended was $5.0 million.

     During 2001, the Company repaid all amounts due under the Credit Facility, which included principal and interest amounting to $3.4 million. The Credit Facility was terminated and cancelled upon the final payment.

PROMISSORY NOTES PAYABLE

     In connection with the L&H acquisition, the Company issued a $3.5 million promissory note (the "Note") to Lernout & Hauspie Speech Products, N.V. The unsecured Note, matures on December 15, 2004 and bears interest at 9% per annum. Payments of principal and interest in the amount of $133,000 are due quarterly commencing on March 15, 2002, for a total of eleven (11) payments. All remaining principal and interest is due on December 15, 2004.

     Principal payments due under the Note are as follows: $0.2 million in 2002, $0.2 million in 2003, and $3.1 million in 2004.

5. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 as Series B Preferred Stock. In connection with the acquisition of ScanSoft (see Note 11), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox Corporation ("Xerox"). The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The Series B Preferred Stock holders are entitled to non-cumulative dividends at the rate of $0.065 per annum per share, payable when, as and if declared by the Board of Directors. To date no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock.

  Common Stock Warrants

     In connection with the ScanSoft acquisition in 1999 (see Note 11), the Company issued Xerox a ten-year warrant that allows Xerox to acquire a number of shares of common stock equal to the number of stock options (whether vested or unvested) that remains unexercised at the expiration of any ScanSoft stock option assumed by the Company in the merger. The exercise price for each warrant share is $0.61. If all of the assumed ScanSoft options expire without being exercised, Xerox would be entitled to purchase 1,736,630 shares of common stock. From the date of acquisition through December 31, 2001, 520,413 ScanSoft options

                                 SCANSOFT, INC.

have been forfeited and accordingly, the Xerox warrant at December 31, 2001 was exercisable for the purchase of 520,413 shares of the Company's common stock.

  Stock Repurchase Program

     During 2001, the Board of Directors authorized the repurchase of up to 2 million shares of common stock for a period of one year ending on August 22, 2002. Purchases have been and will be made in the open market or in privately negotiated transactions. Repurchased shares are available for issuance under employee stock plans or in the ordinary course of business. For the year ended December 31, 2001 the Company repurchased 656,000 shares of common stock at a cost of $1.0 million.

  Other

     During December 2001, the Company issued 262,200 shares of its common stock in partial settlement of a $2.1 million liability assumed in connection with the Caere acquisition. The common stock was valued at $0.7 million based on the fair value of the common stock on the date agreement was reached. The Company also agreed to pay $0.7 million in cash as part of the settlement. The Company realized a gain on this settlement of $0.7 million as a reduction of general and administrative expenses in 2001.

     On December 21, 2001, the Company committed to issuing 65,100 shares of its common stock in partial settlement of a $1.0 million liability incurred as part of the Caere acquisition. The common stock was valued at $0.3 million based on the fair value of the common stock on the date agreement was reached. The Company also agreed to pay $0.3 million in cash as part of the settlement. The Company realized a gain on this settlement of $0.3 million as a reduction of general and administrative expenses in 2001. The $0.3 million value of the common stock is reflected in other long-term liabilities at year-end as the shares were not issued as of December 31, 2001.

6. STOCK COMPENSATION PLANS

  Stock Option and Award Plans

     The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock generally at the fair market value on the date of grant. Certain plans allow for options to be granted at below fair market value under certain circumstances. Options become exercisable over various periods, typically two to four years and have a maximum term of 10 years. At December 31, 2001, 17,409,583 shares were authorized for grant under the Company's stock-based compensation plans, of which 4,192,414 were available for future grant. To date, all stock options have been granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

     During 2001, the Company awarded 133,824 shares of restricted common stock to senior executives at a weighted average fair value at the grant date of $2.72 resulting in deferred compensation of $291,000. Restrictions lapse over a period of 2 to 4 years depending on the grant. The restricted stock awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Deferred compensation expense is amortized to compensation expense over the period that the restrictions lapse. During 2001, compensation expense of $15,000 was recognized. No restricted stock awards were outstanding for the years ended December 31, 2000 and 1999, respectively.

                                 SCANSOFT, INC.

     The following table summarizes activity under all stock option plans and for options granted outside the plans:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                NUMBER      EXERCISE
                                                              OF SHARES      PRICE
                                                              ----------    --------
Balance at December 31, 1998................................   2,551,903    $2.4607
Options granted.............................................   3,344,392    $2.4886
Options granted in exchange for ScanSoft options............   1,736,630    $0.6100
Options exercised...........................................    (371,230)   $0.6419
Options canceled............................................  (3,082,858)   $1.8685
                                                              ----------
Balance at December 31, 1999................................   4,178,837    $2.7695
Options granted.............................................   7,453,007    $2.2604
Options granted in exchange for Caere options...............   4,577,993    $2.5057
Options exercised...........................................    (307,307)   $0.9703
Options canceled............................................  (3,536,878)   $2.7977
                                                              ----------
Balance at December 31, 2000................................  12,365,652    $2.4863
Options granted.............................................   3,891,021    $2.3866
Options exercised...........................................    (527,582)   $1.9562
Options canceled............................................  (2,511,922)   $3.2688
                                                              ----------
Balance at December 31, 2001................................  13,217,169    $2.3315
                                                              ==========

     The weighted average grant date fair value per share of options granted was $1.92, $1.83 and $1.40 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The following table summarizes information about stock options outstanding under the Company's stock compensation plans at December 31, 2001:

                           OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
               --------------------------------------------   ----------------------------
                               WEIGHTED
                                AVERAGE         WEIGHTED                       WEIGHTED
EXERCISE         SHARES        REMAINING        AVERAGE         SHARES         AVERAGE
PRICE RANGE    OUTSTANDING   LIFE IN YEARS   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-------------  -----------   -------------   --------------   -----------   --------------
$0.41 - $1.21   1,485,028        8.00            $0.73           649,775        $0.60
$1.23 - $1.28   1,911,037        8.93             1.26         1,058,210         1.27
$1.31 - $1.34   2,807,750        1.51             1.34         1,836,426         1.34
$1.41 - $1.72   1,483,326        7.77             1.62           492,460         1.63
$1.78 - $3.04   1,401,558        7.89             2.57           847,079         2.56
$3.10 - $4.00   1,430,437        7.53             3.47           584,745         3.45
$4.13 - $4.30   1,596,327        8.38             4.28           378,815         4.24
$4.45 - $5.87     990,852        7.67             5.14           574,304         5.11
$5.93 - $5.93      70,854        6.41             5.93            70,854         5.93
$5.94 - $5.94      40,000        8.20             5.94            10,000         5.94
               ----------                                      ---------
$0.41 - $5.94  13,217,169        6.68            $2.33         6,502,668        $2.19
               ==========                                      =========

  1995 Employee Stock Purchase Plan

     The Company's 1995 Employee Stock Purchase Plan, as amended on June 29, 1999, authorizes the issuance of a maximum of 1,000,000 shares of common stock in semi-annual offerings to employees at a price

                                 SCANSOFT, INC.

equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The Company issued 95,952, 46,896 and 60,786 shares of common stock under this plan during the years ended December 31, 2001, 2000 and 1999 respectively. The weighted average fair value of common stock on the grant date was $0.71, $1.08 and $1.28 during the years ended December 31, 2001, 2000 and 1999 respectively.

  Pro Forma Information

     Had compensation expense for the Company's stock-based compensation plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and pro forma net loss and the Company's net loss and pro forma net loss per share would have been as follows (in thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      --------    --------    -------
Net loss -- as reported.............................  $(16,877)   $(53,251)   $(2,748)
Net loss -- pro forma...............................  $(21,897)   $(57,419)   $(5,004)
Net loss per share -- as reported: basic and
  diluted...........................................  $  (0.34)   $  (1.26)   $ (0.11)
Net loss per share -- pro forma: basic and
  diluted...........................................  $  (0.44)   $  (1.36)   $ (0.20)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 130% for 2001 and 2000, and 209% for 1999, risk-free interest rate of 3.66% to 4.97% for options granted in 2001, 5.02% to 6.68% for options granted in 2000, and 5.36% to 6.07% for options granted in 1999, and a weighted average expected option term of 5 years for all periods. The Company has not paid dividends to date and assumed no dividend yield.

     For the Employee Stock Purchase Plan, the fair value of each purchase right was estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following assumptions used in 2001, 2000 and 1999: expected volatility of 133% to 168% for 2001, 128% for 2000 and 100% to 130% for 1999; risk-free interest rate of 3.41% to 5.04%, 6.10% and 5.03% for 2001, 2000 and 1999, respectively; and expected lives of six months for all three years. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of all purchase rights granted in 2001, 2000 and 1999, were $1.04, $1.73 and $0.66, respectively.

7. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has various operating leases for office space around the world. These obligations extend through 2008. Future minimum payments under operating leases with an initial term of more than one year are as follows (in thousands):

YEAR ENDED
DECEMBER 31,
------------
2002........................................................       $1,736
2003........................................................        1,820
2004........................................................        1,779
2005........................................................        1,767
2006........................................................        1,408
Thereafter..................................................          400
                                                                   ------
Total.......................................................       $8,910
                                                                   ======

                                 SCANSOFT, INC.

     Total rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $0.8 million, $0.8 million and $0.3 million, respectively.

  Litigation and Other Claims

     Like many companies in the software industry, we have from time to time been notified of claims that we may be infringing certain intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. We can give no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to us or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by us.

     In January 2002, ScanSoft received notice that the Massachusetts Institute of Technology and Electronics For Imaging, Inc. had filed a patent infringement claim against 94 defendants including ScanSoft. Damages are sought in an unspecified amount. To date, we have not yet been served with the court documents. We cannot predict the outcome of the claim, nor can we make any estimate of the amount of damages, if any, for which we will be held responsible in the event of a negative conclusion of the claim.

     On August 16, 2001, ScanSoft was sued by Horst Froessl for patent infringement. Damages are sought in an unspecified amount. We filed an Answer and Counterclaim on September 19, 2001. We believe this claim has no merit and we intend to defend the action vigorously.

     The Company believes that the final outcome of such matters will not have a significant adverse effect on the Company's financial position and results of operations, including the expenditure of a significant amount of resources defending such claims. However, should the Company not prevail in any such litigation, its operating results and financial position could be adversely impacted.

8. 401(k) SAVINGS PLAN

     The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company contributes in cash, 100% of up to the first 4% of an employee's salary contributed to the 401(k) Plan by the employee. The Company's contributions to the 401(k) Plan totaled $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

9. SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

     The Company operates in a single segment. The following table presents total revenue information by geographic area (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
United States.........................................  $50,405    $39,965    $24,732
Other foreign countries...............................   13,450      9,090      6,897
                                                        -------    -------    -------
  Total...............................................  $63,855    $49,055    $31,629
                                                        =======    =======    =======

     Revenue classification above is based on the country in which the sale originates or is invoiced. Revenue in other countries predominately relates to sales to customers in Europe. Intercompany sales are insignificant as products sold in other countries are sourced within Europe.

                                 SCANSOFT, INC.

     A number of the Company's North American OEM partners distribute its products throughout the world but because its partners do not provide the geographic dispersion of its products it has recognized the revenue in the United States.

     The following table summarizes the Company's long-lived assets, excluding intangible assets, by geographic location (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
United States...............................................  $2,421    $3,505
Other foreign countries.....................................     662       561
                                                              ------    ------
                                                              $3,083    $4,066
                                                              ======    ======

     In 2001, three customers accounted for 28%, 15% and 11% of total net revenues. During 2000, three customers accounted for 27%, 11% and 11% of total net revenues. During 1999, three customers accounted for 24%, 15% and 14% of total net revenues.

10. INCOME TAXES

     The components of the income tax provision (benefit) are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------    -----    -----
Federal.....................................................  $ (16)    $ --     $ 70
  Foreign...................................................    277      382       60
  State.....................................................   (578)      90       20
                                                              -----     ----     ----
     Provision (benefit) for income taxes...................  $(317)    $472     $150
                                                              =====     ====     ====

     For financial reporting purposes, loss before income taxes includes the following components (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      --------    --------    -------
  United States.....................................  $(17,797)   $(53,609)   $(2,756)
  Foreign...........................................       603         830        158
                                                      --------    --------    -------
          Total.....................................  $(17,194)   $(52,779)   $(2,598)
                                                      ========    ========    =======

     The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $1.2 million at December 31, 2001.

                                 SCANSOFT, INC.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Deferred tax assets
  Net operating loss carryforwards..........................  $ 36,439    $ 40,450
  Federal and state credit carryforwards....................     4,011       3,213
  Capitalized start-up and development costs................     1,108       1,091
  Accrued expense and other reserves........................     3,374       4,007
  Deferred revenue..........................................     1,136       1,136
  Depreciation..............................................     1,960       1,697
  Other.....................................................         4           5
                                                              --------    --------
  Gross deferred tax assets.................................    48,032      51,599
Deferred tax liabilities
  Acquired intangibles......................................    (7,767)    (14,622)
Valuation allowance.........................................   (40,265)    (36,977)
                                                              --------    --------
     Net deferred tax assets................................  $     --    $     --
                                                              ========    ========

     At December 31, 2001 and 2000, the Company provided a valuation allowance for the full amount of its net deferred tax assets due to the uncertainty of realization of those assets as a result of the recurring and cumulative losses from operations.

     The Company monitors the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. At such time that changes occur which will result in a change in the estimate of the valuation allowance, an income tax benefit would be recorded in the results of operations to reduce the valuation allowance.

     A reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                         2001         2000       1999
                                                         -----        -----      -----
Federal statutory tax rate...........................    (34.0)%      (34.0)%    (34.0)%
Nondeductible amortization and in-process research
  and development....................................     20.0%         5.3%      51.6%
Foreign taxes........................................     (0.4)%        0.4%       2.3%
State tax, net of federal benefit....................     (4.4)%        0.1%       0.5%
Other................................................      0.5%          --         --
Change in valuation allowance........................     16.5%        29.1%     (14.6)%
                                                         -----        -----      -----
                                                          (1.8)%        0.9%       5.8%
                                                         =====        =====      =====

     At December 31, 2001 and 2000, the Company had federal net operating loss carryforwards of approximately $90 million and $105 million, respectively, of which approximately $4.1 million and $2.8 million, respectively, relate to tax deductions from stock compensation. The tax benefit related to the stock compensation, when realized, will be accounted for as additional paid-in capital rather than as a reduction of the provision for income tax. At December 31, 2001 the Company had federal and state research and development credit carryforwards of approximately $2.8 million and $1.6 million respectively. The net operating loss and credit carryforwards will expire at various dates through 2021, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership

                                 SCANSOFT, INC.

change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

11. ACQUISITIONS

  Acquisition of Lernout & Hauspie (L&H) Speech Products N.V. Assets:

     On December 7, 2001, the Company entered into a definitive asset purchase agreement (the "Purchase Agreement") to acquire certain assets and intellectual property relating to the former L&H entities that were in bankruptcy under the jurisdiction of both the U.S. Bankruptcy Court for the District of Delaware and the Belgium Court of Ieper. We purchased these assets in a closed auction proceeding administered by the creditors committee of the former entities and approved by both the U.S. and Belgium courts on December 11, 2001. The transaction was completed on December 12, 2001 and the Company's results from operations include L&H activities since that date.

     Pursuant to the Purchase Agreement, the Company acquired patents, trademarks, tradenames, product and customer contracts associated with certain of the speech and language technology assets of L&H. In addition, the Company obtained rights to accounts receivable related to the customer contracts acquired and fixed assets. The Company also hired 223 employees from L&H. The Company paid $41.3 million in total consideration to the creditors as follows:
$10.0 million in cash, 7.4 million shares of the Company's common stock valued at $27.8 million (based on the average of the closing share price of our stock 3 days before and after the proposed acquisition was announced) and a 9% promissory note in the principal amount of $3.5 million, to be repaid in installments of $0.1 million of principal and interest quarterly commencing on March 15, 2002, for a total of eleven (11) payments. All remaining principal and interest shall become due on December 15, 2004. The Company incurred approximately $1.0 million of acquisition related costs.

     The purchase price was allocated to the tangible and intangible assets acquired (patent and core technology, trade names and trademarks, and workforce) and liabilities assumed based on their respective fair market values. The total identifiable tangible and intangible assets amounted to $22.9 million. The excess purchase price of $21.3 million has been allocated to identifiable long-lived assets based on their respective percentages of fair value. The purchase price including acquisition costs was allocated as follows (in thousands):

Identified intangible assets................................    $43,745
Net current liabilities assumed.............................     (1,976)
Fixed assets................................................        531
                                                                -------
                                                                $42,300
                                                                =======

     The values of the patents, core technology and trade names and trademarks were determined using the income approach. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow ("DCF") method is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed. There are several variations on the income approach, including the relief-from-royalty method, the avoided cost method and the lost profits method. The relief-from-royalty method was used to value the patents, core technology and trade names and trademarks. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of the intangible assets that would otherwise have to pay royalties or licensee fees on revenues earned through the use of the asset. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets.

     Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in

                                 SCANSOFT, INC.

valuing the patents and core technology are as follows: royalty rate 5%, discount rate 15%, tax rate 40% and estimated life of 10 years. The key assumptions used in valuing the trade names and trademarks are as follows: observed royalty rate 1%, discount rate 15%, tax rate 40% and estimated life of 12 years.

     The workforce value was determined using the avoided cost method. The avoided cost method considers the concept of avoided cost as an indicator of value. The avoided cost method is appropriate for estimating the fair value of an asset where reliable data for sales of comparable assets are not available and where assets do not directly produce a revenue stream. As a result, the basis of the valuation is the estimated cost to recruit and train an entire new workforce.

     OEM contracts and customer relationships, as well as completed technology, were determined to have de minimus values and, accordingly, no amount of the purchase price was allocated to these intangible assets. A discounted cash flow method was used to estimate the residual cash flows attributable to OEM contracts and customer relationships. The projections included negative cash flows over the early years of the relationship and, when combined with the contributory asset charged for the other technology-based assets, such as patents and core technology which are required to realize revenue under these arrangements, resulted in de minimus value for the OEM contracts and the customer relationships. The completed technology was valued using individual cash flow projections for each technology, adjusted for capital charges, and discounted to present value using a weighted average cost of capital. Cash flow projections and operating profits are negative for the initial years and when considered with the short life cycle of the application-based completed technology, the value ascribable to the completed technology was de minimus.

     The following table identifies the intangible assets acquired in connection with L&H and their respective lives:

                                                          AMOUNT           LIFE
                                                      (IN THOUSANDS)    (IN YEARS)
                                                      --------------    ----------
Patents and core technology.........................     $34,483            10
Trade names and trademarks..........................       5,982            12
Workforce...........................................       3,280             6
                                                         -------
                                                         $43,745
                                                         =======

     In connection with the acquisition, we assumed certain liabilities for products which were sold prior to the acquisition date and which are expected to be upgraded with newer versions in 2002 and liabilities for development contracts with customers. The actual amount of the liabilities may differ from the estimated amounts. Differences between the actual and estimated amounts will be recorded as an adjustment to the liability.

  Caere Acquisition:

     On March 13, 2000, the Company acquired all of the outstanding capital stock of Caere Corporation, a California-based company that designed, developed and marketed a range of optical character recognition software tools, for approximately $48.5 million in cash, 19.0 million shares of common stock of the Company valued at $98.5 million, and the issuance of stock options for the purchase of approximately 4.6 million shares of the Company's common stock valued at $15.5 million, in exchange for outstanding employee stock options of Caere. The fair value of the employee stock options was estimated using the Black-Scholes option pricing model. In addition, pursuant to a concurrent non-competition agreement and subject to certain other conditions, the Company agreed to pay in cash the former Caere President and CEO on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by 486,548. The value of this stock price guarantee at the date of acquisition was approximately $4.1 million and has been included in the total purchase price of the acquisition (see Note 15). Additionally, in conjunction with the acquisition, the Company incurred

                                 SCANSOFT, INC.

approximately $1.8 million of acquisition related costs. The purchase price of Caere, including acquisition costs was allocated as follows (in thousands):

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
                                                              --------
                                                              $168,359
                                                              ========

     The amounts allocated to identifiable tangible and intangible assets, including acquired in-process research and development, were based on the fair value of the assets . Goodwill represents the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquired in-process research and development represented development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount of $18.3 million was charged to operations upon consummation of the acquisition.

     The values of the core technology, developed technology and acquired in-process technology were determined by a risk adjusted, discounted cash flow approach. The value of in-process research and development was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from the sale of such products, discounting net cash flows back to their present values, and adjusting those results to reflect the projects' stages of completion at the acquisition date. These include projects (primarily major version upgrades) in each of Caere's major products, including OmniPage, OmniForm, and PageKeeper. The discount rates used were 14% for developed technology, 19% for core technology, and 24% for in-process technology. The discount rate for in-process technology takes into consideration the Company's weighted average cost of capital adjusted for the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances, which could potentially impact the estimates described above.

     The percentage of completion of the in-process projects ranged from 50% to 67% at the date of the acquisition. Revenues were initially projected to be generated in late 2000 for each of the product versions in development at the acquisition date. As of December 31, 2000, revenues from these projects were expected to be generated beginning in the second quarter of 2001. All these projects were completed during 2001.

     The table following identifies the intangible assets acquired in connection with Caere and their respective lives:

                                                          AMOUNT           LIFE
                                                      (IN THOUSANDS)    (IN YEARS)
                                                      --------------    ----------
Goodwill............................................     $ 61,095            6
Core technology.....................................       17,905            5
Developed technology................................       16,340            2
Other identified intangible assets..................       10,448          2-5
                                                         --------
                                                         $105,788
                                                         ========

                                 SCANSOFT, INC.

     Other identified intangible assets consist of a non-compete agreement, acquired work force, a favorable building lease agreement, and patents on the Caere technology. These assets have expected useful lives of 2, 3, 4 and 5 years, respectively, and are being amortized accordingly.

     During the year ended December 31, 2000, the Company, as a result of its June restructuring (see Note 12), wrote-off $1.1 million of acquired workforce and $2.4 million of the favorable building lease established as part of the identifiable intangible assets acquired from Caere. The portion of the assets impaired related directly to the number of employees terminated and facility space vacated in connection with these restructuring actions.

     This acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Caere and the fair market value of acquired assets and assumed liabilities have been included in the financial statements of the Company as of the date of acquisition.

  ScanSoft Acquisition:

     On March 2, 1999, the Company acquired the business of ScanSoft, Inc., an indirect wholly-owned subsidiary of Xerox Corporation, for approximately 6.8 million shares of common stock valued at $10.4 million, 3.6 million shares of non-voting preferred stock valued at $4.6 million and the issuance of stock options for the purchase of approximately 1.7 million shares of the Company's common stock, valued at $2.4 million, in exchange for outstanding employee stock options of ScanSoft. In conjunction with the acquisition, the Company incurred approximately $1.2 million of acquisition related costs.

     The purchase price of $18.6 million was allocated to the tangible and intangible assets (acquired in-process research and development, core technology, trade mark and trade name, and assembled workforce) acquired and liabilities assumed based on fair value. Acquired in-process research and development represented development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount of $3.9 million was charged to operations upon consummation of the acquisition. The purchase price was allocated as follows (in thousands):

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

                                 SCANSOFT, INC.

uncertainty of technological advances, which could potentially impact the estimates described above. The percentage of completion of the projects ranged from 73% to 95% at the date of acquisition. All of the projects were successfully completed in 1999.

     The following table identifies the intangible assets acquired in connection with ScanSoft and their respective lives:

                                                          AMOUNT           LIFE
                                                      (IN THOUSANDS)    (IN YEARS)
                                                      --------------    ----------
Core technology.....................................     $ 8,747            6
Trademark...........................................       1,800            7
Workforce...........................................         549            3
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

     Pursuant to the Purchase Agreement, the Company purchased all MetaCreations' inventory, intangibles, marketing materials and website content relating to the Products. Under the License Agreement, MetaCreations granted the Company a perpetual non-exclusive, royalty free license to use, reproduce, license, sell and distribute the intellectual property relating to the Products and other related software technology. The Company paid MetaCreations an aggregate of $1.0 million in cash and issued a 7% promissory note in the principal amount of $1.6 million, due and paid in full on June 30, 2000. Additionally, the Company assumed the obligations to fulfill sales orders relating to the Products, all liabilities under all original equipment manufacturer and other agreements pertaining to the Products, and up to $950,000 of product returns relating to Products sold prior to the date of the Purchase Agreement.

     The purchase price was allocated to the tangible and intangible assets (core technology, OEM relationships, trademarks, and registered users base) acquired and liabilities assumed based on fair value. The allocation of purchase price is estimated as follows (in thousands):

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
                                                          ------
                                                          $3,834
                                                          ======

                                 SCANSOFT, INC.

     During the fourth quarter of 2000, based on the financial results of the MetaCreations products, the Company reviewed the estimated future lives of the MetaCreations intangible assets. As a result of this review, the Company reduced the future amortization period of these intangible assets with lives greater than three years at December 31, 2000, to three years, resulting in increased amortization of $248,000 per year over the remaining lives.

PRO FORMA RESULTS (UNAUDITED)

     The following table reflects unaudited pro forma results of operations of the Company assuming that the acquisition of ScanSoft and Caere had occurred on January 1, 1999 (in thousands, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            2000          1999
                                                         ----------    ----------
Revenues...............................................   $ 58,956      $ 93,299
Net loss...............................................   $(45,098)     $(21,248)
Net loss per diluted share.............................   $  (1.05)     $  (0.46)

     These unaudited pro forma results of operations do not include the hardware business or the write-off of acquired in-process research and development as these amounts were non-recurring in nature. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of these periods.

12. RESTRUCTURING AND OTHER CHARGES

     In connection with the acquisition of Caere in the first quarter of 2000, ScanSoft identified 46 employees of Caere whose positions were eliminated upon consummation of the acquisition. These positions included 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the Caere president and CEO position was eliminated. As a result, ScanSoft established as part of the purchase price allocation, a restructuring reserve of $0.5 million for severance payments to employees, and a restructuring reserve of $1.1 million for severance to the Caere former president and CEO, the payments of which will continue through March 2005.

     In June 2000, ScanSoft implemented a restructuring plan to strategically refocus our business and bring operating expenses in line with net revenues. As a result, the Company eliminated 65 employee positions including 29 in research and development, 13 in general and administrative functions and 23 in support and marketing. ScanSoft recorded a restructuring charge in the amount of $1,069,000 for severance payments to these employees and a restructuring charge of $0.4 million for certain termination fees to be incurred as a result of exiting the Los Gatos facility. Additionally, ScanSoft wrote-off $3.5 million of net intangible assets acquired as part of the Caere acquisition including the acquired work force of $1.1 million and the favorable building lease of $2.4 million, which were impaired as a result of the restructuring action.

     For the years ended December 31, 2001 and 2000, ScanSoft paid $0.8 million and $1.1 million, respectively in severance payments related to these restructuring actions. The remaining severance balance of $0.6 million primarily relates to severance for the former Caere President and CEO and will be paid through March 2005.

     The Company was obligated to pay retention bonuses amounting to approximately $0.8 million and $0.2 million relating to key employees who were employed in the Caere integration and restructuring of the companies, respectively. These retention bonuses were expensed as incurred and were not included in the purchase price of the acquisition. As of December 31, 2000, the Company had paid all of these bonuses.

     During the fourth quarter of 2000, the Company incurred an additional $0.3 million of facility related exit costs related to leasehold improvements on the Los Gatos facility in space vacated by the Company.

                                 SCANSOFT, INC.

Additionally, during the fourth quarter the Company reversed $0.4 million of restructuring accruals taken in June 2000. Facility related contracts accounted for $0.3 million of the reserve. The remaining $0.1 million related to severance accruals for employees who left the Company prior to being eligible to receive severance benefits.

     The following table sets forth the 2001 and 2000 restructuring reserve activity (in thousands):

                                                          LEASE    INTANGIBLE
                                              EMPLOYEE    EXIT       ASSET
RESTRUCTURING AND OTHER CHARGES RESERVE       RELATED     COSTS    IMPAIRMENT     TOTAL
---------------------------------------       --------    -----    ----------    -------
Restructuring reserve provided in March 2000
  acquisition...............................  $ 1,552                            $ 1,552
Restructuring and other charges for June
  2000 restructuring........................    1,069     $ 397     $ 3,490        4,956
Additional Restructuring charges for June
  2000 restructuring........................                276                      276
Reversal of excess restructuring charges
  related to June 2000 restructuring........      (73)     (347)                    (420)
Non-cash write-off..........................               (276)     (3,490)      (3,766)
Cash payments...............................   (1,120)                            (1,120)
                                              -------     -----     -------      -------
Balance at December 31, 2000................  $ 1,428     $  50     $    --      $ 1,478
Cash payments...............................     (794)      (50)                    (844)
                                              -------     -----     -------      -------
Balance at December 31, 2001................  $   634     $  --     $    --      $   634
                                              =======     =====     =======      =======

     Pursuant to the disposal of the hardware business and acquisition of the software business of ScanSoft, the Company initiated restructuring actions in the first quarter of 1999 and recorded a charge of $346,000 for such actions. All planned restructuring actions were completed and all related liabilities were paid in 1999.

13. RELATED PARTIES

     At December 31, 2001, Xerox owned approximately 19% of the Company's outstanding common stock and all of the Company's outstanding Series B Preferred Stock. In addition, Xerox has the opportunity to acquire additional shares of common stock pursuant to a warrant (see Note 5). The Company and Xerox have entered into multiple non-exclusive agreements in which the Company grants Xerox the royalty-bearing right to copy and distribute certain versions of the Company's software programs with Xerox's multi-function peripherals. Xerox accounted for 11% of total net revenues during each of the years ended December 31, 2001 and 2000. As of December 31, 2001 and 2000, Xerox owed the Company $1.8 million and $1.6 million, respectively, pursuant to these agreements, which are included in accounts receivable.

     On September 13, 1999, the Company purchased 600,000 shares of Series A Preferred Stock, par value $.10 per share, at a cost of $.25 per share for a total investment of $150,000 in BookmarkCentral.com (which was recently renamed EchoBahn.com, Inc.). One of the Company's former directors, is a founder and the current President and Chief Executive Officer of EchoBahn. During 2001, the Company wrote-off its cost basis investment, in EchoBahn as a result of factors which indicated the investment was impaired.

14. SALE OF HARDWARE BUSINESS

     On January 6, 1999 the Company sold the assets, liabilities and intellectual property related to the former hardware business to Primax for approximately $6.8 million in cash. The Company reported a non-operating gain of $0.9 million related to the sale of the hardware business, net of costs and expenses of disposing of the business.

                                 SCANSOFT, INC.

15. SUBSEQUENT EVENTS

     On March 5, 2002, the Company negotiated an agreement with the former Caere President and CEO to terminate the non-competition agreement entered into in connection with the Caere acquisition (see Note 11). Under the terms of the termination agreement, the calculation date for payments due as well as the expiration date of options to purchase 829,000 shares of common stock were accelerated to February 12, 2002. The resulting total cash payment will be paid as follows: $1.0 million immediately with the remainder payable in equal quarterly installments of approximately $0.4 million over the next two years. The final consideration under the termination agreement will result in a reduction of additional-paid-in capital of approximately $4.3 million in fiscal 2002 and will have no effect on the results of operations.

16. QUARTERLY DATA (UNAUDITED)

     The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

                                         FIRST       SECOND      THIRD     FOURTH
                                        QUARTER     QUARTER     QUARTER    QUARTER      YEAR
                                        --------    --------    -------    -------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
Net sales.............................  $ 12,801    $ 15,078    $17,066    $18,910    $ 63,855
Net income (loss).....................  $ (6,900)   $ (4,395)   $(3,214)   $(2,368)   $(16,877)
Earnings per share:
  Basic...............................  $  (0.15)   $  (0.09)   $ (0.06)   $ (0.04)   $  (0.34)
  Diluted.............................  $  (0.15)   $  (0.09)   $ (0.06)   $ (0.04)   $  (0.34)
Weighted average common shares
  outstanding:
  Basic...............................    46,100      48,939     50,875     52,858      49,693
  Diluted.............................    46,100      48,939     50,875     52,858      49,693
2000
Net sales.............................  $  7,415    $ 13,975    $13,638    $14,027    $ 49,055
Net income (loss).....................  $(23,938)   $(16,028)   $(7,076)   $(6,209)   $(53,251)
Earnings per share:
  Basic...............................  $  (0.78)   $  (0.35)   $ (0.15)   $ (0.13)   $  (1.26)
  Diluted.............................  $  (0.78)   $  (0.35)   $ (0.15)   $ (0.13)   $  (1.26)
Weighted average common shares
  outstanding:
  Basic...............................    30,529      45,918     45,963     46,032      42,107
  Diluted.............................    30,529      45,918     45,963     46,032      42,107

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of ScanSoft, Inc:

     Our audits of the consolidated financial statements referred to in our report dated February 11, 2002, except for Note 15 which is as of March 5, 2002, appearing in the 2001 Annual Report on Form 10-K of ScanSoft, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 2002

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                              ACCOUNTS RECEIVABLE

                                                               2001        2000        1999
                                                              -------     ------     --------
Balance at beginning of period..............................  $ 7,375     $3,690     $  4,171
Additions charged to costs and expenses.....................      186        726        9,305
Additions charged to other accounts.........................   (1,185)(a)  3,116(a)       987
Deductions and write-offs...................................     (103)      (157)     (10,773)
                                                              -------     ------     --------
Balance at end of period....................................  $ 6,273     $7,375     $  3,690

(a) Amounts recorded against revenue representing estimated returns as of December 31, 2001 and 2000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the Company's Proxy Statement dated April 30, 2002, for the Annual Meeting of Shareholders to be held on June 14, 2002 (the "Proxy Statement") under the caption "Election of Directors and Management Information" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth in the Proxy Statement under the captions "Information Regarding Executive Officer Compensation" and "Information Regarding the Board and its Committees" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the Proxy Statement under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Indebtedness of Executive Officers" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

        (1) Financial Statements -- See Index to Financial Statements in Item 8 of this Report.

        (2) Financial Statement Schedule -- The following report and financial statement schedule for fiscal years 2001, 2000 and 1999 is contained in
        Item 8 of this Report:

             Report of Independent Accountants on Financial Statement Schedule.

             II -- Valuation and Qualifying Accounts and Reserves

             All other schedules have been omitted as the requested information is inapplicable or the information is presented in the financial statements or related notes included as part of this Report.

        (3) Exhibits -See Item 14(c) of this Report below.

     (b) Reports on Form 8-K.

     The following current reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001:

        (1) On November 29, 2001, ScanSoft filed a Current Report on Form 8-K, reporting under Item 5 of Form 8-K, relating to the proposed acquisition of speech and language assets from Lernout & Hauspie for $39.5 million.

        (2) On December 18, 2001, ScanSoft filed a Current Report on Form 8-K, reporting under Item 5 of Form 8-K, relating to a $10.9 million equity investment in ScanSoft by the State of Wisconsin Investment Board.

        (3) On December 27, 2001, ScanSoft filed a Current Report on Form 8-K, reporting under Item 2 of Form 8-K, relating to the acquisition of certain assets of the Speech and Language Technologies of Lernout & Hauspie.

     (c) Exhibits.

                                 EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION OF EXHIBITS
-----------                      -----------------------
 2.1(1)        Agreement and Plan of Merger dated December 2, 1998, between
               Visioneer, Inc., a Delaware corporation, and ScanSoft, Inc., a Delaware corporation.
 2.2(2)        Agreement and Plan of Reorganization, dated January 15,
               2000, by and among ScanSoft, Inc., a Delaware corporation,
               Scorpion Acquisitions Corporation, a Delaware corporation
               and a wholly-owned subsidiary of ScanSoft, and Caere
               Corporation, a Delaware corporation.
 2.3(10)       Asset Purchase Agreement, dated as of December 7, 2001, by and among the Registrant and Lernout & Hauspie Speech
               Products N.V., a corporation organized and existing under
               the laws of the Kingdom of Belgium, L&H Holdings USA, a
               Delaware corporation that is a wholly-owned subsidiary of
               L&H, and certain other parties.
 3.1(3)        Bylaws of Registrant.
 3.2(2)        Amended and Restated Certificate of Incorporation of the
               Registrant.
 3.3(4)        Certificate of Designation of Rights, Preferences and
               Privileges of Series A Participating Preferred Stock
               (included in Exhibit 4.2).
 4.1(1)        Specimen Common Stock Certificate.

EXHIBIT NO.                      DESCRIPTION OF EXHIBITS
-----------                      -----------------------
 4.2(4)        Preferred Shares Rights Agreement, dated as of October 23,
               1996, between the Registrant and U.S. Stock Transfer
               Corporation, including the Certificate of Designation of
               Rights, Preferences and Privileges of Series A Participating
               Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C,
               respectively.
 4.3(1)        Common Stock Purchase Warrant
 4.4(1)        Registration Rights Agreement, dated December 2, 1998,
               between the Registrant and Xerox Corporation.
10.1(3)        Form of Indemnification Agreement.
10.2(3)**      1995 Directors' Option Plan and form of Option Agreement.
10.3(3)        LZW Paper Input System Patent License Agreement dated
               October 20, 1995 between the Registrant and Unisys
               Corporation.
10.4(3)        Patent License agreement dated November 13, 1995 between the
               Registrant and Wang Laboratories, Inc.
10.5(5)        Software Distribution Agreement dated April 26, 1995 between
               Xerox Imaging Systems, Inc. and Tech Data Corporation.
10.6(5)        Assignment, Assumption, Renewal and Modification Agreement
               dated June 18, 1997 between Xerox Imaging Systems, Inc., the
               Registrant and Tech Data Product Management, Inc.
10.7(5)        Distribution Agreement dated September 22, 1993 between
               Ingram Micro, Inc. and Xerox Imaging Systems, Inc., as
               amended.
10.8(5)        Gold Disk Bundling Agreement: Pagis SE & Pagis Pro, dated
               June 29, 1998 between Xerox Corporation, through its
               Channels Group and the Registrant, as amended.
10.9(5)        Gold Disk Bundling Agreement dated March 25, 1998 between
               Xerox Corporation, Office Document Products Group and the
               Registrant.
10.10(6)       Caere Corporation Non-Employee Directors' Stock Option Plan
10.11(7)**     Stand Alone Stock Option Agreement Number 1
10.12(8)**     Employment Agreement dated August 21, 2000, by and between the Registrant and Paul A. Ricci.
10.13(8)**     Employment Agreement dated August 21, 2000, by and between the Registrant and Michael K. Tivnan.
10.14(9)       Lease Agreement dated December 18, 2000 by and between James
               M. Salar, as trustee of the JMS Realty Trust and the
               Registrant.
10.15(9)       Gold Disk Bundling Agreement between the Registrant and
               Xerox Corporation dated as of September 30, 1999, as amended by Amendment Number 1 dated as of January 1, 2000.
21.1           Subsidiaries of the Registrant.
23.1           Consent of PricewaterhouseCoopers LLP.
24.1           Power of Attorney (See signature page).

---------------
  ** Denotes Management compensatory plan or arrangement.

 (1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (No. 333-70603) filed with the Commission on January 14, 1999.

 (2) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (No. 333-96487) filed with the Commission on February 9, 2000.

 (3) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-98356) filed with the Commission on October 19, 1995.

 (4) Incorporated by reference from the Registrant's current Report on Form 8-K dated October 31, 1996.

 (5) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1999, as amended.

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

 (9) Incorporated by reference from the amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on August 8, 2001.

(10) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on December 27, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCANSOFT, INC.

                                          By: /s/ PAUL A. RICCI
                                            ------------------------------------
                                            Paul A. Ricci
                                            Chief Executive Officer and Chairman
                                              of the Board

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Ricci and Richard S. Palmer jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Date: March 29, 2002                          /s/ PAUL A. RICCI
                                              --------------------------------------------------------
                                              Paul A. Ricci, Chief Executive Officer and Chairman of
                                              the Board (Principal Executive Officer)

Date: March 29, 2002                          /s/ MICHAEL K. TIVNAN
                                              --------------------------------------------------------
                                              Michael K. Tivnan, President, Chief Operating Officer
                                              and Director

Date: March 29, 2002                          /s/ RICHARD S. PALMER
                                              --------------------------------------------------------
                                              Richard S. Palmer, Senior Vice President and Chief
                                              Financial Officer, (Principal Financial Officer)

Date: March 29, 2002                          /s/ GERALD C. KENT, JR.
                                              --------------------------------------------------------
                                              Gerald C. Kent, Jr. Vice President, Chief Accounting
                                              Officer and Controller (Principal Accounting Officer)

Date: March 29, 2002                          /s/ HERVE GALLAIRE
                                              --------------------------------------------------------
                                              Herve Gallaire, Director

Date: March 29, 2002                          /s/ MARK MYERS
                                              --------------------------------------------------------
                                              Mark Myers, Director

Date: March 29, 2002                          /s/ KATHARINE A. MARTIN
                                              --------------------------------------------------------
                                              Katharine A. Martin, Director

Date: March 29, 2002                          /s/ ROBERT G. TERESI
                                              --------------------------------------------------------
                                              Robert G. Teresi, Director

Date: March 29, 2002                          /s/ ROBERT J. FRANKENBERG
                                              --------------------------------------------------------
                                              Robert J. Frankenberg, Director