Form 10-Q
period 2002-03-31
SCANSOFT INC
filed 2002-05-15
CIK 1002517

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

                       FOR THE PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X Yes   No

     64,087,679 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of April 30, 2002.

================================================================================

                                 SCANSOFT, INC.

                                    FORM 10-Q
                        THREE MONTHS ENDED MARCH 31, 2002

                                      INDEX

                                                                                                                          PAGE
         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         a) Consolidated Balance Sheets at March 31, 2002 and December 31, 2001.........................................    3

         b) Consolidated Statements of Operations for the three months ended March 31, 2002 and March 31, 2001..........    4

         c) Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001..........    5

         d) Notes to Consolidated Financial Statements..................................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........................   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................................   14

         PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............................................................   15

Item 6.  Exhibits and Reports on Form 8-K...............................................................................   15

Signatures..............................................................................................................   16

Exhibit Index...........................................................................................................   17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        MARCH 31,     DECEMBER 31,
                                                                                                          2002            2001
                                                                                                      -------------   -------------
                                                                                                       (UNAUDITED)
ASSETS

Current Assets:
     Cash and cash equivalents......................................................................  $      12,783   $      14,324
     Accounts receivable, less allowances of $7,333 and $6,273, respectively........................         13,790          14,266
     Inventory......................................................................................          1,188             507
     Prepaid expenses and other current assets......................................................          2,310           1,614
                                                                                                      -------------   -------------

          Total current assets......................................................................         30,071          30,711

     Goodwill, net..................................................................................         42,200          42,169
     Other intangible assets, net...................................................................         62,638          66,107
     Property and equipment, net....................................................................          2,838           2,406
     Other assets...................................................................................            591             677
                                                                                                      -------------   -------------

TOTAL ASSETS........................................................................................  $     138,338   $     142,070
                                                                                                      =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable...............................................................................  $       6,744   $       5,320
     Accrued expenses...............................................................................         13,856          14,471
     Deferred revenue...............................................................................          1,021           1,375
     Note payable...................................................................................            627             227
     Other current liabilities......................................................................          1,853              --
                                                                                                      -------------   -------------

          Total current liabilities.................................................................         24,101          21,393
                                                                                                      -------------   -------------

Deferred revenue....................................................................................            348           2,534
Long-term notes payable, net of current portion.....................................................          3,218           3,273
Other liabilities...................................................................................          1,638             336
                                                                                                      -------------   -------------

          Total liabilities.........................................................................         29,305          27,536
                                                                                                      -------------   -------------

Stockholders' equity:
     Preferred stock, $0.001 par value;
      40,000,000 shares authorized; 3,562,238 shares issued and
      outstanding (liquidation preference $4,631)...................................................          4,631           4,631
     Common stock, $0.001 par value; 140,000,000 shares authorized;  63,596,748 and 62,754,211 shares issued and  62,940,748 and 62,098,211 shares outstanding,
      respectively..................................................................................             64              63
     Additional paid-in capital.....................................................................        262,830         264,893
     Treasury stock, at cost (656,000 shares).......................................................         (1,031)         (1,031)
     Deferred compensation..........................................................................           (250)           (276)
     Accumulated other comprehensive loss...........................................................           (458)           (487)
     Accumulated deficit............................................................................       (156,753)       (153,259)
                                                                                                      --------------  -------------

          Total stockholders' equity................................................................        109,033         114,534
                                                                                                      -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................................  $     138,338   $     142,070
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

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                       ------------------------------------------
                                                                                     2002                    2001
                                                                       ------------------      ------------------
Net revenue                                                            $           23,765      $           12,501

Costs and expenses:
      Cost of revenue                                                               4,129                   2,890
      Research and development                                                      6,986                   3,197
      Selling, general and administrative                                           9,711                   6,286
      Amortization of goodwill and other intangible assets                          5,111                   6,834
      Restructuring and other charges                                               1,041                       -
                                                                       ------------------      ------------------

Total costs and expenses                                                           26,978                  19,207
                                                                       ------------------      ------------------

Loss from operations                                                               (3,213)                 (6,706)

      Other income (expense), net                                                     (75)                   (133)
                                                                       -------------------     -------------------

Loss before income taxes                                                           (3,288)                 (6,839)

Provision for income taxes                                                            206                      61
                                                                       ------------------      ------------------

Net loss                                                               $           (3,494)     $           (6,900)
                                                                       ===================     ===================

Net loss per share:  basic and diluted                                 $           (0.06)      $           (0.15)
                                                                       ==================      ==================

Weighted average common shares outstanding:  basic and diluted                     62,304                  46,100
                                                                       ==================      ==================

       The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                                         THREE MONTHS
                                                                                                             ENDED
                                                                                                           MARCH 31,
                                                                                                    -----------------------
                                                                                                      2002           2001
                                                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .........................................................................................  $ (3,494)      $ (6,900)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation and amortization ............................................................       450            489
        Amortization of goodwill and other intangible assets .....................................     5,111          6,834
        Accounts receivable and sales allowances .................................................     1,060         (1,249)
        Non-cash portion of restructuring and other charges ......................................       113             --
        Net gain on sale of property and equipment ...............................................        --            (92)
        Other ....................................................................................        26             --
        Changes in operating assets and liabilities:
          Accounts receivable ....................................................................      (624)         4,004
          Inventory ..............................................................................      (688)           117
          Prepaid expenses and other current assets ..............................................      (754)           166
          Other assets ...........................................................................       121            167
          Accounts payable .......................................................................     1,593         (1,699)
          Accrued expenses .......................................................................      (837)          (668)
          Deferred revenue .......................................................................    (2,540)          (217)
                                                                                                    --------       --------

Net cash provided by (used in) operating activities ..............................................      (463)           952
                                                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures for property and equipment .............................................      (661)          (146)
     Proceeds from sale of property and equipment ................................................        --            344
     Payment of notes payable related to acquisition .............................................       (55)            --
     Deferred payment agreement ..................................................................    (1,000)            --
     Acquisition of intangible assets ............................................................      (500)            --
                                                                                                    --------       --------

Net cash provided by (used in) investing activities ..............................................    (2,216)           198
                                                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Short-term bank borrowings, net ..............................................................        --           (825)
    Payment of capital lease obligation ..........................................................      (105)            --
    Proceeds from the issuance of common stock ...................................................     1,240             63
                                                                                                    --------       --------

Net cash provided by (used in) financing activities ..............................................     1,135           (762)
                                                                                                    --------       --------

Effects of exchange rate changes on cash and cash equivalents ....................................         3           (182)
                                                                                                    --------       --------

Net increase (decrease) in cash and cash equivalents .............................................    (1,541)           206

Cash and cash equivalents at beginning of period .................................................    14,324          2,571
                                                                                                    --------       --------

Cash and cash equivalents at end of period .......................................................  $ 12,783       $  2,777
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

                                 SCANSOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company", "we" or "ScanSoft") have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002, and for the three months ended March 31, 2002 and 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

      The results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or any future period.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates included in the financial statements are accounts receivable and sales allowances, the useful lives and recoverability of intangible assets including goodwill, and the valuation allowances on deferred tax assets. Actual results could differ from those estimates.

RECLASSIFICATIONS

      Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

BALANCE SHEET COMPONENTS

      The following table summarizes key balance sheet components (in thousands):

                                                   MARCH 31,       DECEMBER 31,
                                                     2002              2001
                                                 ------------      ------------
         Inventory:
             Raw materials ....................  $        268      $        107
             Finished goods ...................           920               400
                                                 ------------      ------------
                                                 $      1,188      $        507
                                                 ============      ============
         Other accrued expenses:
             Accrued compensation .............  $      1,457      $      2,775
             Accrued sales and marketing ......         1,073             1,160
             Accrued restructuring ............         1,440               634
             Accrued royalties ................           742               750
             Accrued professional fees ........           442               571
             Accrued acquisition liabilities ..         5,905             6,065
             Accrued transaction costs ........           369               882
             Accrued taxes and other ..........         2,428             1,634
                                                 ------------      ------------
                                                 $     13,856      $     14,471
                                                 ============      ============

GOODWILL AND OTHER INTANGIBLE ASSETS

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

      The Company adopted SFAS 142 on January 1, 2002 and discontinued the amortization of goodwill (including acquired workforce) of approximately $42.2 million. Upon adoption, the Company reclassified $31,000 of previously amortizable acquired workforce to goodwill. The Company had previously been recording amortization expense on goodwill and acquired workforce of $10.4 million annually or $2.6 million per quarter.

      SFAS 142 requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company has not yet completed the impairment test, but does not expect the completion of the test to result in an impairment charge.

      The following summary reflects the condensed consolidated results of operations as if SFAS 142 had been adopted at the beginning of the periods presented (in thousands, except net loss per share amounts):

                                                                 THREE MONTHS ENDED,
                                                                      MARCH 31,
                                                                      ---------
                                                                 2002            2001
                                                              ----------      ----------
      Net loss:
           Reported net loss                                  $   (3,494)     $   (6,900)
           Effect of goodwill amortization                            --           2,597
                                                              ----------      ----------
           Adjusted net loss                                  $   (3,494)     $   (4,303)
                                                              ==========      ==========

      Basic and diluted net loss per share:

           Reported basic and diluted net loss per share      $    (0.06)     $    (0.15)
           Effect of goodwill amortization                            --            0.06
                                                              ----------      ----------
           Adjusted basic and diluted net loss per share      $    (0.06)     $    (0.09)
                                                              ==========      ==========

Amortized intangible assets consist of the following:

      MARCH 31, 2002 (IN THOUSANDS)            GROSS CARRYING     ACCUMULATED    NET CARRYING
                                                   AMOUNT        AMORTIZATION       AMOUNT
                                                   ------        ------------       ------
       Core technology                            $ 64,742         $ 14,004        $ 50,738
       Developed technology                         16,340           16,340              --
       Trademarks and patents                       10,365            2,107           8,258
       Non-competition agreement                     4,048            4,048              --
       Acquired favorable lease                        553              553              --
       OEM relationships                             1,100              596             504
       Assembled workforce                           3,654              533           3,121
       Other                                           200              183              17
                                                  --------         --------        --------
                                                  $101,002         $ 38,364        $ 62,638
                                                  ========         ========        ========

      DECEMBER 31, 2001 (IN THOUSANDS)        GROSS CARRYING     ACCUMULATED    NET CARRYING
                                                   AMOUNT        AMORTIZATION       AMOUNT
                                                   ------        ------------       ------
       Core technology                            $ 63,069         $ 11,771        $ 51,298
       Developed technology                         16,340           14,714           1,626
       Trademarks and patents                       10,365            1,784           8,581
       Non-competition agreement                     4,048            3,646             402
       Acquired favorable lease                        553              355             198
       OEM relationships                             1,100              524             576
       Assembled workforce                           4,203              810           3,393
       Other                                           200              167              33
                                                  --------         --------        --------
                                                  $ 99,878         $ 33,771        $ 66,107
                                                  ========         ========        ========

      Aggregate amortization expense for the quarter ended March 31, 2002 was $5.1 million. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

      YEAR-ENDING, (IN THOUSANDS)                       AMOUNT
                                                        ------
       2002                                            $13,600
       2003                                             11,297
       2004                                             10,425
       2005                                              6,024
       2006                                              4,775
       Thereafter                                       21,628

      On December 27, 2001, the Company filed a Current Report on Form 8-K with the SEC to report our acquisition of certain assets of the Speech and Language Technologies of Lernout & Hauspie. We reported the transaction as an acquisition of assets.

In connection with the 8-K filing, we sought the concurrence of the SEC staff with respect to our position that this transaction was an acquisition of assets for purposes of meeting the requirements of Rule 3-05 of Regulation S-X. We have had ongoing discussions with the SEC staff since that time. The most recent communication with the SEC staff indicated that they would ordinarily conclude that an acquisition of this type would be considered an acquisition of a business rather than as an acquisition of assets, but the SEC staff said they would consider the matter further upon us furnishing additional information on the transaction. On May 10, 2002, we submitted a detailed response to the SEC's request for additional information on the L&H transaction. At this time we are waiting for the staff's response to our position that the transaction was an acquisition of assets and not a business. If the staff disagrees with our position, and in connection with the staff's conclusion we are also required to change the accounting for the transaction, the impact to 2002 would be a benefit of approximately $0.5 million of reduced amortization expense per quarter. The reduction of amortization expense would be the result of the reallocation of a portion of the purchase price to goodwill, which is not subject to periodic amortization under SFAS 142.

REVENUE RECOGNITION

      In November 2001, the Emerging Issues Task Force ("EITF"), a committee of the FASB, reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established, in which case such amounts may be recorded as operating expenses. The Company implemented EITF 01-9 on January 1, 2002. The implementation resulted in a $0.1 million reduction to net revenue for the three months ended March 31, 2002 and the reclassification of $0.3 million from selling, general and administrative expenses to net revenue for the period ended March 31, 2001.

ASSET ACQUISITION

      On February 22, 2002, the Company entered into a definitive asset purchase agreement (the "Purchase Agreement") to acquire certain assets and intellectual property from L&H Holdings USA. The transaction was completed on March 21, 2002.

      Pursuant to the Purchase Agreement, the Company acquired patents and core technology associated with the audiomining assets of the speech and language technology assets of L&H and paid $1.5 million in total consideration to L&H as follows: $0.5 million in cash, 121,359 shares of the Company's common stock valued at $0.6 million (based on the average of the closing share price of the Company's stock 5 days before and after the date the transaction was completed) and a 9% promissory note in the principal amount of $0.4 million, with principal and interest to be repaid in full on July 31, 2002. The Company incurred $0.2 million of acquisition related costs. The purchase price including acquisition costs was allocated to core technology.

RESTRUCTURING AND OTHER CHARGES

      In January 2002, the Company announced and in March 2002 completed a restructuring plan to consolidate facilities, world-wide sales organizations, research and development teams and other personnel following the December 12, 2001 acquisition of the L&H assets. As a result, the Company exited facilities in both North America and Europe eliminating 21 employee positions including 12 in research and development and 9 in selling, general and administrative functions. In the first quarter of 2002, the Company recorded a restructuring charge in the amount of $0.6 million for severance payments to these employees, and a restructuring charge of $0.4 million for certain termination fees to be incurred as a result of exiting the facilities.

For the quarter ended March 31, 2002, the Company paid a total of $0.1 million in severance payments, of which $70,000 relates to the March 2002 restructuring with the balance of $50,000 relating to severance paid to the former Caere President and CEO.

At March 31, 2002, the remaining restructuring accrual from the current and prior restructuring activities amounted to $1.4 million. This balance is comprised of $0.8 million of severance and lease exit costs resulting from the 2002 restructuring and $0.6 million of severance to the former Caere President and CEO. All amounts relating to the 2002 restructuring will be paid in full over the course of 2002. The severance due to the former Caere President and CEO will be paid through March 2005.

The following table sets forth the 2002 and 2000 restructuring reserve activity (in thousands):

      RESTRUCTURING AND OTHER CHARGES RESERVE                             EMPLOYEE         LEASE
                                                                          RELATED        EXIT COSTS        TOTAL
                                                                          -------        ----------        -----
      Balance at December 31, 2001 .....................................  $   634         $    --         $   634
      Restructuring and other charges for March 2002 restructuring .....      576             465           1,041
      Non cash write-offs ..............................................       --            (113)           (113)
      Cash payments ....................................................     (122)             --            (122)
                                                                          -------         -------         -------
      Balance at March 31, 2002 ........................................  $ 1,088         $   352         $ 1,440
                                                                          =======         =======         =======

DEFERRED PAYMENT AGREEMENT

      In connection with the Caere acquisition and pursuant to a concurrent non-competition and consulting agreement, the Company agreed to pay in cash the former Caere President and CEO on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by 486,548. On March 5, 2002, the Company negotiated a deferred payment agreement with the former Caere President and CEO to terminate this agreement. Under the terms of the deferred payment agreement, the Company paid $1.0 million in cash on March 5, 2002, with remaining amounts payable in equal quarterly installments of approximately $0.4 million over the next two years.

      The total consideration of this agreement was accounted for in the original Caere purchase price and had no effect on operating income. As of March 31, 2002, the Company reclassified $4.3 million from additional paid-in capital to other liabilities.

NOTE PAYABLE

      In connection with the purchase of the L&H audiomining assets in March 2002, the Company issued a $0.4 million promissory note to L&H Holdings USA. The note bears interest at 9% per annum, with principal and interest to be repaid in full on July 31, 2002.

NET LOSS PER SHARE

      Diluted net loss per share excludes the weighted-average effect of options and warrants to purchase common stock as well as the conversion of the Company's Series B preferred stock, of 10,356,614 shares and 4,503,570 shares for the three months ended March 31, 2002 and 2001, respectively. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive for all periods presented.

COMPREHENSIVE LOSS

      Total comprehensive loss, net of taxes, was approximately $3.5 million and $7.1 million for the three months ended March 31, 2002 and 2001, respectively. Total comprehensive losses consisted of net losses and foreign currency translation adjustments for the respective periods.

CONTINGENCIES

As a normal incidence of the nature of the Company's business, various claims, charges and litigation have been asserted or commenced against the Company arising from or related to employee relations and other business matters. Management does not believe these claims will have a material effect on the financial position or results of operations of the Company.

SUBSEQUENT EVENT

      On April 12, 2002, the Company completed a private placement of 1.0 million shares of common stock at a purchase price of $6.00 per share with a new institutional investor, resulting in proceeds of approximately $6.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      Certain statements made in this report as well as oral statements made by ScanSoft from time to time, which are prefaced with words such as, "expects", "anticipates", "believes", "projects", "intends", "plans", and similar words and other statements of similar sense, are forward-looking statements within the meaning of the federal securities laws. These statements are based on ScanSoft's current expectations and estimates as to prospective events and circumstances, which may or may not be in ScanSoft's control and as to which there can be no firm assurance given.

      In this quarterly report, forward-looking statements include those concerning the following: ScanSoft's expectations regarding revenue mix, cost of revenue, research and development expenses and selling, general and administrative expenses for the period ending December 31, 2002; ScanSoft's beliefs and expectations regarding future positive cash flow and the sufficiency of future cash levels; and ScanSoft's ability to reduce expenses as necessary or to find additional sources of liquidity as needed. These forward-looking statements, like any other forward-looking statement, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties are outlined later in this document and should not be construed as exhaustive. ScanSoft disclaims any obligation to subsequently revise forward-looking statements or to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further discussions of risk factors are also available in ScanSoft's registration statements filed with the Securities and Exchange Commission. ScanSoft wishes to caution readers not to place undue reliance upon such forward-looking statements, which speak only as of the date made.

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

      Our success in the future will depend on our ability to maintain and improve software gross margins and to increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. Since the Caere acquisition in the first quarter of 2000, we have experienced quarterly operating losses. There can be no assurance that we will be able to reach quarterly profitability or attain annual profitability in the near future. As of March 31, 2002, we had an accumulated deficit of $156.8 million.

RECENT DEVELOPMENTS

      On December 27, 2001, the Company filed a Current Report on Form 8-K with the SEC to report our acquisition of certain assets of the Speech and Language Technologies of Lernout & Hauspie. We reported the transaction as an acquisition of assets.

In connection with the 8-K filing, we sought the concurrence of the SEC staff with respect to our position that this transaction was an acquisition of assets for purposes of meeting the requirements of Rule 3-05 of Regulation S-X. We have had ongoing discussions with the SEC staff since that time. The most recent communication with the SEC staff indicated that they would ordinarily conclude that an acquisition of this type would be considered an acquisition of a business rather than as an acquisition of assets, but the SEC staff said they would consider the matter further upon us furnishing additional information on the transaction. On May 10, 2002, we submitted a detailed response to the SEC's request for additional information on the L&H transaction. At this time we are waiting for the staff's response to our position that the transaction was an acquisition of assets and not a business. If the staff disagrees with our position, and in connection with the staff's conclusion we are also required to change the accounting for the transaction, the impact to 2002 would be a benefit of approximately $0.5 million of reduced amortization expense per quarter. The reduction of amortization expense would be the result of the reallocation of a portion of the purchase price to goodwill, which is not subject to periodic amortization under SFAS 142.

      On January 1, 2002, the Company adopted EITF 01-9, which requires amounts paid to resellers to be treated as a reduction of revenue, unless the consideration relates to an identifiable benefit, in which case such consideration may be recorded as an operating expense. The Company evaluates its marketing programs quarterly to ensure criteria are met for expense classification.

      RESULTS OF OPERATIONS

      The following table presents, as a percentage of net revenue, certain selected financial data for the three months ended March 31, 2002 and 2001:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                       2002           2001
                                                                     --------       --------
      Net revenue ..............................................        100.0%         100.0%
      Cost and expenses:
         Cost of revenue .......................................         17.4%          23.1%
         Research and development ..............................         29.3%          25.6%
         Selling, general and administrative ...................         40.9%          50.3%
         Amortization of goodwill and other intangible assets ..         21.5%          54.6%
         Restructuring and other charges, net ..................          4.4%           0.0%
                                                                     --------       --------
            Total costs and expenses ...........................        113.5%         153.6%
                                                                     --------       --------
      Loss from operations .....................................        (13.5)%        (53.6%)
      Other income (expense), net ..............................         (0.3)%         (1.1)%
                                                                     --------       --------
      Loss before income taxes .................................        (13.8)%        (54.7)%
      Provision for income taxes ...............................          0.9%           0.5%
                                                                     --------       --------
      Net loss .................................................        (14.7)%        (55.2)%
                                                                     --------       --------

NET REVENUE

      Net revenue of $23.8 million for the three months ended March 31, 2002 increased by $11.3 million or 90% from the comparable period in 2001. Revenue growth resulted primarily from revenues generated by the speech and language technology assets acquired from L&H on December 12, 2001, particularly from sales of Dragon Naturally Speaking products. Revenue growth in our digital imaging products came from increased sales of the Company's OmniPage Pro 11 and PaperPort Deluxe products and the recognition of revenue previously deferred on a significant long-term OEM contract. Additionally, fees from licensing our RealSpeak text-to-speech technology and embedded ASR revenues grew steadily throughout the quarter.

      Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the three months ended March 31, 2002 was 78% North America and 22% international versus 77% and 23%, respectively for the comparable period in 2001. A number of the Company's OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. However, based on an estimate of our OEM partners' geographical revenue mix to our revenues generated from these OEM partners, revenue for the three months ended March 31, 2002 and 2001 was 70% North America and 30% international.

      The breakdown of net revenue for the three months ended March 31, 2002 was 40% VAR/retail, 14% direct and 46% licensing.

This compared to 54% VAR/retail, 12% direct and 34% licensing for the same period in 2001. The change in the revenue mix for the three months ended March 31, 2002 as compared to the same period in 2001 is the result of the commitment of additional resources to licensing, including an increased sales force hired in connection with the L&H asset acquisition.

COST OF REVENUE

      Cost of revenue consists primarily of material costs, third party royalties, fulfillment, and salaries for product support personnel and related costs associated with contracts, which are accounted for under the percentage of completion method. Cost of revenue for the three months ended March 31, 2002 was $4.1 million or 17% of revenue, compared to $2.9 million or 23% of revenue in the comparable period of 2001. The decrease in cost of revenue as a percentage of revenue is due to higher proportion of OEM and corporate licensing revenues as well as higher product revenues over a relatively fixed cost base for certain manufacturing costs. We anticipate that cost of revenue as a percentage of revenue will continue to decline over the course of 2002, as a result of our productivity initiatives and lower direct fulfillment costs.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $7.0 million or 29% of revenue in the three months ended March 31, 2002, compared to $3.2 million or 26% of revenue for the same three months in 2001. The increase in research and development expenses as a percentage of revenue and in absolute dollars for the period ended March 31, 2002 is the result of increased headcount and costs associated with the L&H asset acquisition that was completed on December 12, 2001. We increased headcount by approximately 138 employees with the L&H asset acquisition. We anticipate that research and development expenses as a percentage of revenue for the remainder of 2002 will decline slightly compared to the three month period ended March 31, 2002, as a result of future cost savings associated with the restructuring action.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling expenses include salaries, commissions, advertising, direct mail, public relations, trade shows, travel and other related sales and marketing expenses. General and administrative expenses include personnel costs for administration, finance, human resources, information systems, and general management in addition to legal, accounting and other professional services.

      Selling, general and administrative expenses were $9.7 million or 41% of revenue in the three months ended March 31, 2002, compared to $6.3 million or 50% of revenue for the same three months in 2001. The decrease in selling, general and administrative expenses as a percentage of revenue is the result of synergies associated with the L&H asset acquisition, focused marketing spending and revenue growth. The decrease was partially offset by increased headcount and added facility costs associated with the L&H asset acquisition. We increased headcount by approximately 74 employees with the L&H asset acquisition. We anticipate selling, general and administrative expenses as a percentage of revenue for the remainder of 2002 to remain consistent with the three month period ended March 31, 2002.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

      Amortization of goodwill and intangible assets for the three months ended March 31, 2002 was $5.1 million compared to $6.8 million for the comparable period in 2001. The decrease in amortization of intangible assets of $1.7 million is a result of the adoption of SFAS 142, upon which the Company ceased amortization of goodwill, which amounted to approximately $2.6 million per quarter. This reduction was offset by $1.1 million of amortization expense associated with the L&H asset acquisition.

      RESTRUCTURING AND OTHER CHARGES

      In January 2002, the Company announced and in March 2002 completed a restructuring plan to consolidate facilities, world-wide sales organizations, research and development teams and other personnel following the December 12, 2001 acquisition of the L&H assets. As a result, the Company exited facilities in both North America and Europe eliminating 21 employee positions including 12 in research and development and 9 in selling, general and administrative functions. In the first quarter of 2002, the Company recorded a restructuring charge in the amount of $0.6 million for severance payments to these employees, and a restructuring charge of $0.4 million for certain termination fees to be incurred as a result of exiting the facilities.

      For the quarter ended March 31, 2002, the Company paid a total of $0.1 million in severance payments, of which $70,000 relates to the March 2002 restructuring with the balance of $50,000 relating to severance paid to the former Caere President and CEO.

At March 31, 2002, the remaining restructuring accrual from the current and prior restructuring activities amounted to $1.4 million. This balance is comprised of $0.8 million of severance and lease exit costs resulting from the 2002 restructuring and $0.6 million of severance to the former Caere President and CEO. All amounts relating to the 2002 restructuring will be paid in full over the course of 2002. The severance due to the former Caere President and CEO will be paid through March 2005.

      The Company anticipates that the 2002 restructuring action will provide future cost savings through December 31, 2002 of $1.3 million, of which $1.0 million relates to employee related costs and $0.3 million relates to lease exit costs.

OTHER INCOME (EXPENSE), NET

      Other income (expense), net consists primarily of interest earned on cash and cash equivalents and short-term investments offset by interest incurred for borrowings under credit facilities and notes payable, and currency exchange gains and losses.

      Interest income was $54,000 and $39,000 for the three-month period ended March 31, 2002 and 2001, respectively. The increase in interest income was the result of significantly higher cash and cash equivalents. Interest expense was $85,000 and $129,000 for the three-month period ended March 31, 2002 and 2001, respectively. The decrease in interest expense resulted from the repayment of all bank borrowings under the bank credit facility during May 2001. This was offset by interest expense on the L&H promissory notes issued in connection with the L&H asset acquisitions that were completed in 2002 and 2001. The remaining balance in other income (expense), net for the three months ended March 31, 2002 consists primarily of foreign currency losses. Other income (expense), net for the three months ended March 31, 2001 includes foreign currency losses offset by a gain on the sale of property and equipment.

TAXATION

      The tax provision of $206,000 and $61,000 for the three months ended March 31, 2002 and 2001, respectively, represent taxes for foreign and state jurisdictions in which the Company does business and for which no operating loss carryforwards are available.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2002, we had cash and cash equivalents of $12.8 million and net working capital of $5.9 million, as compared to $14.3 million in cash and cash equivalents and net working capital of $9.3 million at December 31, 2001.

      Net cash used in operating activities for the three months ended March 31, 2002 was $0.5 million as compared to $1.0 million cash provided for the same period in 2001. The cash used in operations in 2002 came primarily from operating results which included the recognition of revenue on a long-term contract that was classified as deferred revenue at December 31, 2001 and for which cash was collected in a prior period as well as higher balances in inventory, prepaid expenses and other assets, offset by higher balances in accounts payable.

      Net cash used in investing activities during the three months ended March 31, 2002, was $2.2 million as compared to $0.2 million cash provided for the same period in 2001. Net cash used in investing activities during 2002 consisted of $0.7 million in capital expenditures to build-out facilities in both North America and Europe, $0.5 million for the acquisition of the L&H audiomining assets and $55,000 in principal on a note payable that was issued in connection with the acquisition of the L&H assets. Additionally, the Company paid $1.0 million to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement. The comparable period in 2001 included capital expenditures of $0.1 million, offset by $0.3 million in proceeds from the sale of property and equipment.

      Net cash provided by financing activities for the three months ended March 31, 2002 was $1.1 million as compared to $0.8 million used in financing activities for the same period in 2001. Net cash provided by financing activities during 2002 consisted of proceeds of $1.2 million from the exercise of stock options, offset by a $0.1 million payment on our capital lease obligation. The comparable period in 2001 included payments of $0.8 million on our line of credit and proceeds of $60,000 from issuance of common stock.

      On April 12, 2002, the Company completed the private placement of 1.0 million shares of common stock at a purchase price of $6.00 per share with a new institutional investor, resulting in net proceeds of approximately $6.0 million.

      The Company has sustained recurring losses and had an accumulated deficit of $156.8 million at March 31, 2002. We believe that operating expense levels in combination with expected future revenues will result in positive cash flows from operations for 2002. We also believe that we have the ability to reduce operating expenses to levels commensurate with revenues to maintain positive cash flows from operations. Therefore, we believe that cash flows from future operations in addition to cash on hand will be sufficient to meet our working capital, investing, financing and contractual obligations as they become due, including stock repurchase programs and potential business or asset acquisitions, for the foreseeable future.

FOREIGN OPERATIONS

      We develop and sell our products throughout the world. As a result of the Caere acquisition in March 2000, and the L&H acquisition in December 2001, we significantly increased our presence in Europe and added operations in Asia. With our increased international presence in a number of geographic locations and with international revenues projected to increase in 2002, we are exposed to changes in foreign currencies including the Euro, Japanese Yen and the Hungarian Forint. Changes in the value of the Euro or other foreign currencies relative to the value of the U.S. Dollar could adversely affect future revenues and operating results. We do not generally hedge any of our foreign-currency denominated transactions.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      ScanSoft's business operates in an intensely competitive environment and operations are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to (1) the loss of, or a significant curtailment of, purchases by any one or more principal customers; (2) the cyclicality of the retail software industry; (3) the inability to protect ScanSoft's proprietary technology and intellectual property; (4) the inability to attract or retain skilled employees; (5) technological obsolescence of current products and the inability to develop new products; (6) the inability to respond to competitive technology and competitive pricing pressures; and (7) the ability to sustain product revenues upon the introduction of new products. Our quarterly operating results may fluctuate and differ materially from one quarter to the next which could have an impact on our stock price.

      There can be no assurance that any cash generated by operations will be sufficient to satisfy our liquidity requirements, and we may be required to sell additional equity or debt securities, or obtain lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. It may be difficult to sell additional equity or obtain debt financing, and this could result in significant constraints on ScanSoft's ongoing investments to grow revenue and develop new products.

      For further discussion regarding these and other risks, refer to ScanSoft's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

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

      (b) Reports on Form 8-K

      Settlement of the non-competition and consulting agreement with former Caere President and CEO, dated as of March 5, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on May 15, 2002.

                                            SCANSOFT, INC.

                                            By: /s/ GERALD C. KENT JR.
                                                --------------------------------
                                                Gerald C. Kent, Jr.
                                                Vice President, Chief Accounting
                                                Officer and Controller

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

  4.3(1)       Common Stock Purchase Warrant.

  4.4(1)       Registration Rights Agreement dated March 2, 1999, between the
               Registrant and Xerox Corporation.

 10.1(7)       Termination Agreement, dated March 5, 2002, by and between
               ScanSoft, Inc., a Delaware corporation and Robert Teresi


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

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (No. 333-96487) filed with the Commission on February 9, 2000.

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-98356) filed with the Commission on October 19, 1995.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-98356) filed with the Commission on October 19, 1995.

(5) Incorporated by reference from the Registrant's current Report on Form 8-K dated October 31, 1996.

(6) Incorporated by reference from the Registrant's current Report on Form 10-Q dated May 11, 2001.

(7) Incorporated by reference from the Registrant's current Report on Form 8-K dated March 7, 2002.