Form 10-Q/A
period 2002-03-31
SCANSOFT INC
filed 2002-08-14
CIK 1002517

================================================================================


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X  Yes    No
                                         ---

    64,087,679 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of April 30, 2002.

================================================================================

                                 SCANSOFT, INC.

                                   FORM 10-Q/A
                        THREE MONTHS ENDED MARCH 31, 2002

                                      INDEX

                                                                            PAGE

         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         a) Consolidated Balance Sheets at March 31, 2002
              and December 31, 2001..........................................  4

         b) Consolidated Statements of Operations for the three months ended March 31, 2002 and March 31, 2001........................  5

         c) Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001........................  6

         d) Notes to Consolidated Financial Statements.......................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 17

         PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................. 18

Item 6.  Exhibits and Reports on Form 8-K.................................... 18

Signatures................................................................... 19

Exhibit Index................................................................ 20

As more fully discussed in Note 2 of the Notes to Unaudited Consolidated Financial Statements, the Company is restating its consolidated financial statements as of and for the three months ended March 31, 2002 to reclassify to goodwill from tangible and other intangible assets a portion of the purchase price consideration paid in connection with the Company's acquisition of certain assets of Lernout & Hauspie N.V. on December 12, 2001 and to reduce the related amortization expense. This restatement is as a result of the change in the accounting for the transaction as an acquisition of a business rather than as an acquisition of assets as previously reported. As a result of this restatement, our reported net loss for the three months ended March 31, 2002 decreased from $3,494,000 or $0.06 per share to $2,882,000 or $0.05 per share as a result of recording lower amortization expense for that period. The restatement had no effect on our reported cash flows from operations.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2002            2001
                                                                               ------------    ------------
                                                                                (UNAUDITED)
                                                                               (AS RESTATED)

ASSETS

Current Assets:
   Cash and cash equivalents .............................................      $  12,783       $  14,324
   Accounts receivable, less allowances of $7,333 and $6,273, respectively         13,790          14,266
   Inventory .............................................................          1,188             507
   Prepaid expenses and other current assets .............................          2,310           1,614
                                                                                ---------       ---------
      Total current assets ...............................................         30,071          30,711

   Goodwill, net .........................................................         65,231          65,231
   Other intangible assets, net ..........................................         40,476          43,301
   Property and equipment, net ...........................................          2,582           2,150
   Other assets ..........................................................            591             677
                                                                                ---------       ---------
TOTAL ASSETS .............................................................      $ 138,951       $ 142,070
                                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ......................................................      $   6,744       $   5,320
   Accrued expenses ......................................................         13,856          14,471
   Deferred revenue ......................................................          1,021           1,375
   Note payable ..........................................................            627             227
   Other current liabilities .............................................          1,853              --
                                                                                ---------       ---------
      Total current liabilities ..........................................         24,101          21,393
                                                                                ---------       ---------

Deferred revenue .........................................................            348           2,534
Long-term notes payable, net of current portion ..........................          3,218           3,273
Other liabilities ........................................................          1,638             336
                                                                                ---------       ---------
      Total liabilities ..................................................         29,305          27,536
                                                                                ---------       ---------

Stockholders' equity:
   Preferred stock, $0.001 par value;
      40,000,000 shares authorized; 3,562,238 shares issued and
      outstanding (liquidation preference $4,631) ........................          4,631           4,631
      Common stock, $0.001 par value; 140,000,000 shares authorized;
        63,596,748 and 62,754,211 shares issued and  62,940,748 and
        62,098,211 shares outstanding, respectively ......................             64              63
      Additional paid-in capital .........................................        262,831         264,893
      Treasury stock, at cost (656,000 shares) ...........................         (1,031)         (1,031)
      Deferred compensation ..............................................           (250)           (276)
      Accumulated other comprehensive loss ...............................           (458)           (487)
      Accumulated deficit ................................................       (156,141)       (153,259)
                                                                                ---------       ---------

         Total stockholders' equity ......................................        109,646         114,534
                                                                                ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................      $ 138,951       $ 142,070
                                                                                =========       =========


  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    -----------------------
                                                                      2002           2001
                                                                    --------       --------
                                                                  (AS RESTATED)

Net revenue                                                         $ 23,765       $ 12,501
Costs and expenses:
   Cost of revenue                                                     4,129          2,890
   Research and development                                            6,986          3,197
   Selling, general and administrative                                 9,711          6,286
   Amortization of goodwill and other intangible assets                4,499          6,834
   Restructuring and other charges                                     1,041             --
                                                                    --------       --------
Total costs and expenses                                              26,366         19,207
                                                                    --------       --------
Loss from operations                                                  (2,601)        (6,706)
   Other income (expense), net                                           (75)          (133)
                                                                    --------       --------
Loss before income taxes                                              (2,676)        (6,839)
Provision for income taxes                                               206             61
                                                                    --------       --------
Net loss                                                            $ (2,882)      $ (6,900)
                                                                    ========       ========
Net loss per share:  basic and diluted                              $  (0.05)      $  (0.15)
                                                                    ========       ========
Weighted average common shares outstanding:  basic and diluted        62,304         46,100
                                                                    ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THREE MONTHS
                                                                            ENDED
                                                                           MARCH 31,
                                                                   ----------------------
                                                                     2002           2001
                                                                   --------       -------
                                                                 (AS RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ....................................................      $ (2,882)      $(6,900)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
      Depreciation and amortization .........................           450           489
      Amortization of goodwill and other intangible assets ..         4,499         6,834
      Accounts receivable and sales allowances ..............         1,060        (1,249)
      Non-cash portion of restructuring and other charges ...           113            --
      Net gain on sale of property and equipment ............            --           (92)
      Other .................................................            26            --
      Changes in operating assets and liabilities:
         Accounts receivable ................................          (624)        4,004
         Inventory ..........................................          (688)          117
         Prepaid expenses and other current assets ..........          (754)          166
         Other assets .......................................           121           167
         Accounts payable ...................................         1,593        (1,699)
         Accrued expenses ...................................          (175)         (668)
         Deferred revenue ...................................        (2,540)         (217)
                                                                   --------       -------
Net cash provided by (used in) operating activities .........           199           952
                                                                   --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment ..........          (661)         (146)
   Proceeds from sale of property and equipment .............            --           344
   Payment of notes payable related to acquisition ..........           (55)           --
   Deferred payment agreement ...............................        (1,000)           --
   Payment of acquisition related liabilities ...............          (662)           --
   Acquisition of intangible assets .........................          (500)           --
                                                                   --------       -------
Net cash provided by (used in) investing activities .........        (2,878)          198
                                                                   --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term bank borrowings, net .........................            --          (825)
    Payment of capital lease obligation .....................          (105)           --
    Proceeds from the issuance of common stock ..............         1,240            63
                                                                   --------       -------
Net cash provided by (used in) financing activities .........         1,135          (762)
                                                                   --------       -------
Effects of exchange rate changes on cash and cash equivalents             3          (182)
                                                                   --------       -------
Net increase (decrease) in cash and cash equivalents ........        (1,541)          206
Cash and cash equivalents at beginning of period ............        14,324         2,571
                                                                   --------       -------
Cash and cash equivalents at end of period ..................      $ 12,783       $ 2,777
                                                                   ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

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

(2) RESTATEMENT OF ACCOUNTING FOR ACQUISITION

On December 12, 2001, the Company acquired certain assets of Lernout & Hauspie N.V. On December 27, 2001, the Company filed a Form 8-K reporting the transaction as an acquisition of assets. As previously disclosed, the Company has had ongoing discussions with the SEC regarding historical financial statement requirements related to the acquisition. Following these discussions, the Company has concluded that, for purposes of Rule 3-05 of Regulation S-X, the L&H transaction was an acquisition of a business and not an acquisition of assets. In connection with these discussions, and as previously disclosed, the Company has also concluded that the transaction should be reported as the acquisition of a business for accounting purposes rather than the acquisition of assets, as previously reported. As a result, $23.0 million of the purchase price previously allocated to tangible and other intangible assets has been reclassified to goodwill and amortization expense has been reduced by $0.6 million.

    A summary of the impact of this restatement on the consolidated financial statements as of and for the unaudited three-month period ended March 31, 2002 is as follows:

                                                                THREE MONTHS ENDED,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                             MARCH 31, 2002
                                                            --------------------------
                                                            AS PREVIOUSLY
                                                              REPORTED     AS RESTATED
                                                            -------------  -----------
Statement of Operations:
    Amortization of goodwill and other intangible assets      $ 5,111       $ 4,499
    Loss from operations                                      $(3,213)      $(2,601)
    Net loss                                                  $(3,494)      $(2,882)
    Net loss per share - basic and diluted                    $ (0.06)      $ (0.05)


                                                                  MARCH 31, 2002
                                                          -----------------------------
                                                          AS PREVIOUSLY
                                                            REPORTED        AS RESTATED
                                                          ------------------------------
Balance Sheet:
    Goodwill, net                                           $  42,200       $  65,231
    Other intangible assets, net                            $  62,638       $  40,476
    Property and equipment, net                             $   2,838       $   2,582
    Accumulated deficit                                     $(156,753)      $(156,141)

(3) RECLASSIFICATIONS

    Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

(4) ACQUISITION OF LERNOUT & HAUSPIE (L&H) SPEECH PRODUCTS N.V. ASSETS:

    On December 7, 2001, the Company entered into a definitive asset purchase agreement (the "Purchase Agreement") to acquire certain assets and intellectual property relating to the former L&H entities that were in bankruptcy under the jurisdiction of both the U.S. Bankruptcy Court for the District of Delaware and the Commercial Court of Ieper, Belgium. We purchased these assets in a closed auction proceeding administered by the creditors committee of the former entities and approved by both the U.S. and Belgium courts on December 11, 2001. The transaction was completed on December 12, 2001 and the Company's results from operations include L&H activities since that date.

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

    The purchase price was allocated to the tangible and intangible assets acquired (patents and core technology and trade names and trademarks) and liabilities assumed based on their respective fair market values. The total identifiable tangible assets amounted to $21.0 million. The excess of the purchase price over the fair value of the identifiable intangible assets and net liabilities assumed amounted to $23.0 million and was allocated to goodwill. Accordingly, the purchase price including acquisition costs was allocated as follows (in thousands):

Identifiable intangible assets..............................    $20,970
Goodwill....................................................     23,031
Net current liabilities assumed.............................     (1,701)
                                                                -------
                                                                $42,300
                                                                =======

    The information above has been updated to reflect the adjustments made as a result of the restatement discussed in Note 2.

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

    Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the patents and core technology are as follows: royalty rate 5%, discount rate 15%, tax rate 40% and estimated life of 10 years. The key assumptions used in valuing the trade names and trademarks are as follows: observed royalty rate 1%, discount rate 15%, tax rate 40% and estimated life of 12 years.

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

    In connection with the acquisition, we assumed certain liabilities for products which were sold prior to the acquisition date and which are expected to be upgraded with newer versions in 2002 and liabilities for development contracts with customers. The actual amount of the liabilities may differ from the estimated amounts. Differences between the actual and estimated amounts, if any, will be recorded as an adjustment to the liability and goodwill.

    The following table identifies the intangible assets acquired and their respective lives over which the assets will be amortized on a straight-line basis:

                                                    AMOUNT           LIFE
                                                (IN THOUSANDS)    (IN YEARS)
                                                --------------    ----------
Patents and core technology...................     $17,870            10
Trade names and trademarks....................       3,100            12
                                                   -------
                                                   $20,970
                                                   =======

    The information above has been updated to reflect the adjustments made as a result of the restatement discussed in Note 2.

(5) BALANCE SHEET COMPONENTS

    The following table summarizes key balance sheet components (in thousands):

                                                   MARCH 31,     DECEMBER 31,
                                                     2002            2001
                                                   ---------     ------------
          Inventory:
              Raw materials....................    $     268      $     107
              Finished goods...................          920            400
                                                   ---------      ---------
                                                   $   1,188      $     507
                                                   =========      =========
          Other accrued expenses:
              Accrued compensation.............    $   1,457      $   2,775
              Accrued sales and marketing......        1,073          1,160
              Accrued restructuring............        1,440            634
              Accrued royalties................          742            750
              Accrued professional fees........          442            571
              Accrued acquisition liabilities..        5,905          6,065
              Accrued transaction costs........          369            882
              Accrued taxes and other..........        2,428          1,634
                                                   ---------      ---------
                                                   $  13,856      $  14,471
                                                   =========      =========

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

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

    The Company adopted SFAS 142 on January 1, 2002 and discontinued the amortization of goodwill (including acquired workforce) of approximately $65.2 million. Upon adoption, the Company reclassified $31,000 of previously amortizable acquired workforce to goodwill. The Company had previously been recording amortization expense on goodwill and acquired workforce of $10.4 million annually or $2.6 million per quarter.

    Intangible assets are amortized on a straight-line basis over their estimated useful lives of three to twelve years. As required by SFAS 142, the Company has reassessed the useful lives of its intangible assets, and has determined that no adjustments are required.

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

    The following summary reflects the condensed consolidated results of operations as if SFAS 142 had been adopted at the beginning of the periods presented (in thousands, except net loss per share amounts):

                                                           THREE MONTHS ENDED,
                                                                 MARCH 31,
                                                          ----------------------
                                                            2002         2001
                                                          --------     --------
                                                         (RESTATED)
      Net loss:
          Reported net loss                               $ (2,882)    $ (6,900)
          Effect of goodwill amortization                       --        2,597
                                                          --------     --------
          Adjusted net loss                               $ (2,882)    $ (4,303)
                                                          ========     ========
      Basic and diluted net loss per share:
          Reported basic and diluted net loss per share   $  (0.05)    $  (0.15)
          Effect of goodwill amortization                       --         0.06
                                                          --------     --------
          Adjusted basic and diluted net loss per share   $  (0.05)    $  (0.09)
                                                          ========     ========

Amortized intangible assets consist of the following:

    MARCH 31, 2002 (IN THOUSANDS)   GROSS CARRYING   ACCUMULATED    NET CARRYING
                                        AMOUNT      AMORTIZATION       AMOUNT
                                    --------------  ------------    ------------
                                      (RESTATED)     (RESTATED)      (RESTATED)

        Core technology               $   48,130     $  13,589       $  34,541
        Developed technology              16,340        16,340              --
        Trademarks and patents             7,461         2,047           5,414
        Non-competition agreement          4,048         4,048              --
        Acquired favorable lease             553           553              --
        OEM relationships                  1,100           596             504
        Other                                200           183              17
                                      ----------     ---------       ---------
                                      $   77,832     $  37,356       $  40,476
                                      ==========     =========       =========


   DECEMBER 31, 2001 (IN THOUSANDS)   GROSS CARRYING  ACCUMULATED   NET CARRYING
                                          AMOUNT      AMORTIZATION     AMOUNT
                                      --------------  ------------   -----------
        Core technology                 $  46,456      $  11,771      $  34,685
        Developed technology               16,340         14,714          1,626
        Trademarks and patents              7,461          1,784          5,677
        Non-competition agreement           4,048          3,646            402
        Acquired favorable lease              553            355            198
        OEM relationships                   1,100            524            576
        Assembled workforce                   374            270            104
        Other                                 200            167             33
                                        ---------      ---------      ---------
                                        $  76,532      $  33,231      $  43,301
                                        =========      =========      =========

    Aggregate amortization expense for the quarter ended March 31, 2002 was $4.5 million. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                      YEAR ENDING (IN THOUSANDS)       AMOUNT
                      --------------------------      ---------
                                                      (RESTATED)

                                 2002                  $ 11,152
                                 2003                     8,847
                                 2004                     7,977
                                 2005                     3,576
                                 2006                     2,327
                           Thereafter                    11,096


(7) REVENUE RECOGNITION

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

(8) RESTRUCTURING AND OTHER CHARGES

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

The following table sets forth the 2002 and 2000 restructuring reserve activity (in thousands):

           RESTRUCTURING AND OTHER CHARGES RESERVE                   EMPLOYEE     LEASE
                                                                     RELATED    EXIT COSTS    TOTAL
                                                                     --------   ----------   -------
Balance at December 31, 2001.....................................    $   634     $   --      $   634
Restructuring and other charges for March 2002 restructuring.....        576        465        1,041
Non cash write-offs..............................................         --       (113)        (113)
Cash payments....................................................       (122)        --         (122)
                                                                     -------     ------      -------
Balance at March 31, 2002........................................    $ 1,088     $  352      $ 1,440
                                                                     =======     ======      =======

(9) DEFERRED PAYMENT AGREEMENT

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

(10) NOTE PAYABLE

    In connection with the purchase of the L&H audiomining assets in March 2002, the Company issued a $0.4 million promissory note to L&H Holdings USA. The note bears interest at 9% per annum, with principal and interest to be repaid in full on July 31, 2002.

(11) NET LOSS PER SHARE

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

(12) COMPREHENSIVE LOSS

    Total comprehensive loss, net of taxes, was approximately $2.9 million, as restated, and $7.1 million for the three months ended March 31, 2002 and 2001, respectively. Total comprehensive losses consisted of net losses and foreign currency translation adjustments for the respective periods.

(13) CONTINGENCIES

As a normal incidence of the nature of the Company's business, various claims, charges and litigation have been asserted or commenced against the Company arising from or related to employee relations and other business matters. Management does not believe these claims will have a material effect on the financial position or results of operations of the Company.

(14) SUBSEQUENT EVENT

    On April 12, 2002, the Company completed a private placement of 1.0 million shares of common stock at a purchase price of $6.00 per share with a new institutional investor, resulting in gross proceeds of $6.0 million.

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

    Our success in the future will depend on our ability to maintain and improve software gross margins and to increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. Since the Caere acquisition in the first quarter of 2000, we have experienced quarterly operating losses. There can be no assurance that we will be able to reach quarterly profitability or attain annual profitability in the near future. As of March 31, 2002, we had an accumulated deficit of $156.1 million.

    As discussed in Note 2 to the Notes to Unaudited Consolidated Financial Statements, the Company is restating its consolidated financial statements as of and for the three months ended March 31, 2002 to reclassify to goodwill from other tangible and intangible assets a portion of the purchase price consideration paid in connection with the Company's acquisition of certain assets of Lernout & Hauspie N.V. on December 12, 2001 and to reduce the related amortization expense. This restatement is a result of the change in the accounting for the acquisition as a business rather than as the acquisition of assets as previously reported. As a result of this restatement, our reported net loss for the three months ended March 31, 2002 decreased from $3,494,000 or $0.06 per share to $2,882,000 or $0.05 per share as a result of recording lower amortization expense for that period. The restatement had no effect on our reported cash flows from operations. The accompanying Management's Discussion and Analysis has been revised to reflect the effects of this restatement.

RECENT DEVELOPMENTS

    On January 1, 2002, the Company adopted EITF 01-9, which requires amounts paid to resellers to be treated as a reduction of revenue, unless the consideration relates to an identifiable benefit, in which case such consideration may be recorded as an operating expense. The Company evaluates its marketing programs quarterly to ensure criteria are met for expense classification.

    RESULTS OF OPERATIONS

    The following table presents, as a percentage of net revenue, certain selected financial data for the three months ended March 31, 2002 and 2001:

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                  2002                2001
                                                                ----------           -------
                                                                (RESTATED)

Net revenue...............................................        100.0%              100.0%
Cost and expenses:
   Cost of revenue........................................         17.4%               23.1%
   Research and development...............................         29.3%               25.6%
   Selling, general and administrative....................         40.9%               50.3%
   Amortization of goodwill and other intangible assets...         18.9%               54.6%
   Restructuring and other charges, net...................          4.4%                0.0%
                                                                  -----               -----
      Total costs and expenses............................        110.9%              153.6%
                                                                  -----               -----
Loss from operations......................................        (10.9)%             (53.6)%
Other income (expense), net...............................         (0.3)%              (1.1)%
                                                                  -----               -----
Loss before income taxes..................................        (11.2)%             (54.7)%
Provision for income taxes................................          0.9%                0.5%
                                                                  -----               -----
Net loss..................................................        (12.1)%             (55.2)%
                                                                  -----               -----

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

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

    Amortization of goodwill and intangible assets for the three months ended March 31, 2002 was $4.5 million compared to $6.8 million for the comparable period in 2001. The decrease in amortization of intangible assets of $2.3 million is a result of the adoption of SFAS 142, upon which the Company ceased amortization of goodwill, which amounted to approximately $2.6 million per quarter. This reduction was offset by $0.5 million of amortization expense associated with the L&H asset acquisition.

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

    Net cash provided in operating activities for the three months ended March 31, 2002 was $0.2 million as compared to $1.0 million cash provided for the same period in 2001. The cash provided in operations in 2002 came primarily from operating results which included the recognition of revenue on a long-term contract that was classified as deferred revenue at December 31, 2001 and for which cash was collected in a prior period as well as higher balances in accounts payable and other assets, which was offset by higher balances in inventory and prepaid expenses.

    Net cash used in investing activities during the three months ended March 31, 2002, was $2.9 million as compared to $0.2 million cash provided for the same period in 2001. Net cash used in investing activities during 2002 consisted of $0.7 million in capital expenditures to build-out facilities in both North America and Europe, $0.5 million for the acquisition of the L&H audiomining assets, $0.7 million related to the payment of acquisition related liabilities and $55,000 in principal on a note payable that was issued in connection with the acquisition of the L&H assets. Additionally, the

Company paid $1.0 million to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement. The comparable period in 2001 included capital expenditures of $0.1 million, offset by $0.3 million in proceeds from the sale of property and equipment.

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

    On April 12, 2002, the Company completed the private placement of 1.0 million shares of common stock at a purchase price of $6.00 per share with a new institutional investor, resulting in gross proceeds of approximately $6.0 million.

    The Company has sustained recurring losses and had an accumulated deficit of $156.1 million at March 31, 2002. We believe that operating expense levels in combination with expected future revenues will result in positive cash flows from operations for 2002. We also believe that we have the ability to reduce operating expenses to levels commensurate with revenues to maintain positive cash flows from operations. Therefore, we believe that cash flows from future operations in addition to cash on hand will be sufficient to meet our working capital, investing, financing and contractual obligations as they become due, including stock repurchase programs and potential business or asset acquisitions, for the foreseeable future.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q/A*.

    (b) Reports on Form 8-K

    Settlement of the non-competition and consulting agreement with former Caere President and CEO, dated as of March 5, 2002*.

    * Previously filed

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on August 14, 2002.

                                        SCANSOFT, INC.

                                        By: /s/ GERALD C. KENT, JR.
                                           ---------------------------------
                                           Gerald C. Kent, Jr.
                                           Vice  President,  Chief  Accounting
                                           Officer and Controller

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

  4.3(1)       Common Stock Purchase Warrant.

  4.4(1) Registration Rights Agreement dated March 2, 1999, between the Registrant and Xerox Corporation.

 10.1(7) Termination Agreement, dated March 5, 2002, by and between ScanSoft, Inc., a Delaware corporation and Robert Teresi

 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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