Form 10-Q
period 2002-06-30
SCANSOFT INC
filed 2002-08-14
CIK 1002517

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

            | | TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

      Notwithstanding the fact that ScanSoft is unable to indicate that it has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, the Securities and Exchange Commission has indicated by letter that persons may continue to make sales of ScanSoft's capital stock in reliance on Rule 144.

      64,613,148 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of July 26, 2002.

================================================================================

                                 SCANSOFT, INC.
                                    FORM 10-Q
                         SIX MONTHS ENDED JUNE 30, 2002

                                      INDEX

                                                                                                                         PAGE
                                                                                                                         ----
        PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        a) Consolidated Balance Sheets at June 30, 2002 and December 31, 2001 .........................................    3

        b) Consolidated Statements of Operations for the three and six months ended June 30, 2002 and June 30, 2001 ...    4

        c) Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and June 30, 2001 .............    5

        d) Notes to Consolidated Financial Statements .................................................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .........................   12

Item 3. Quantitative and Qualitative Disclosures about Market Risk ....................................................   25

        PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds .....................................................................   25

Item 4. Submission of Matters to a Vote of Security Holders ...........................................................   25

Item 5. Other Information .............................................................................................   26

Item 6. Exhibits and Reports on Form 8-K ..............................................................................   26

Signatures ............................................................................................................   27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2002            2001
                                                                                -----------    ------------
                                                                                (UNAUDITED)
ASSETS

Current Assets:
     Cash and cash equivalents .............................................     $  18,272      $  14,324
     Accounts receivable, less allowances of $7,914 and $6,273, respectively        16,488         14,266
     Inventory .............................................................         1,893            507
     Prepaid expenses and other current assets .............................         2,745          1,614
                                                                                 ---------      ---------
          Total current assets .............................................        39,398         30,711

Goodwill ...................................................................        63,308         65,231
Other intangible assets, net ...............................................        38,247         43,301
Property and equipment, net ................................................         3,193          2,150
Other assets ...............................................................           936            677
                                                                                 ---------      ---------
TOTAL ASSETS ...............................................................     $ 145,082        142,070
                                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ......................................................         7,506          5,320
     Accrued expenses ......................................................        10,763         14,471
     Deferred revenue ......................................................           990          1,375
     Notes payable .........................................................           627            227
     Other current liabilities .............................................         1,801             --
                                                                                 ---------      ---------

          Total current liabilities ........................................        21,687         21,393
                                                                                 ---------      ---------

 Deferred revenue ..........................................................           313          2,534
 Long-term note payable, net of current portion ............................         3,162          3,273
 Other liabilities .........................................................         1,229            336
                                                                                 ---------      ---------

          Total liabilities ................................................        26,391         27,536
                                                                                 ---------      ---------

Commitments and contingencies (Note 10)

Stockholders' equity:
     Preferred stock, $0.001 par value;
        40,000,000 shares authorized; 3,562,238 shares issued and
        outstanding (liquidation preference $4,631) ........................         4,631          4,631
     Common stock, $0.001 par value; 140,000,000 shares
        authorized; 65,266,899 and 62,754,211 shares issued and
        64,610,899 and 62,098,211 shares outstanding, respectively .........            65             63
     Additional paid-in capital ............................................       269,612        264,893
     Treasury stock, at cost (656,000 shares) ..............................        (1,031)        (1,031)
     Deferred compensation .................................................          (225)          (276)
     Accumulated other comprehensive loss ..................................          (170)          (487)
     Accumulated deficit ...................................................      (154,191)      (153,259)
                                                                                 ---------      ---------

          Total stockholders' equity .......................................       118,691        114,534
                                                                                 ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................     $ 145,082      $ 142,070
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

                                 SCANSOFT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                             JUNE 30,                             JUNE 30,
                                                                     --------------------------          --------------------------
                                                                         2002              2001              2002              2001
                                                                     --------          --------          --------          --------
Net revenue ................................................         $ 26,184          $ 14,864          $ 49,949          $ 27,365

Costs and expenses:
           Cost of revenue .................................            4,609             2,828             8,738             5,718
           Research and development ........................            7,067             3,238            14,053             6,434
           Selling, general and administrative .............           10,928             6,113            20,639            12,400
           Amortization of intangible assets ...............            2,229             6,833             6,728            13,667
           Restructuring and other charges .................               --                --             1,041                --
                                                                     --------          --------          --------          --------

Total costs and expenses ...................................           24,833            19,012            51,199            38,219
                                                                     --------          --------          --------          --------

Income (loss) from operations ..............................            1,351            (4,148)           (1,250)          (10,854)

Other income (expense), net ................................               65                (5)              (10)             (139)
                                                                     --------          --------          --------          --------

Income (loss) before income taxes ..........................            1,416            (4,153)           (1,260)          (10,993)

Provision (benefit) for  income taxes ......................             (534)              242              (328)              303
                                                                     --------          --------          --------          --------

Net income (loss) ..........................................         $  1,950          $ (4,395)         $   (932)         $(11,296)
                                                                     ========          ========          ========          ========

Net income (loss) per share: basic .........................         $   0.03          $  (0.09)         $  (0.01)         $  (0.24)
                                                                     ========          ========          ========          ========
Net income (loss) per share: diluted .......................         $   0.03          $  (0.09)         $  (0.01)         $  (0.24)
                                                                     ========          ========          ========          ========
Weighted average common shares: basic ......................           67,595            48,939            63,173            47,520
                                                                     ========          ========          ========          ========
Weighted average common shares: diluted ....................           76,677            48,939            63,173            47,520
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

                                 SCANSOFT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                 SIX MONTHS
                                                                                                                    ENDED
                                                                                                                   JUNE 30,
                                                                                                         --------------------------
                                                                                                           2002              2001
                                                                                                         --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................................         $   (932)         $(11,296)
     Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization ...........................................................              987               975
       Accounts receivable and sales allowances ................................................            1,641            (1,879)
       Amortization of intangible assets .......................................................            6,728            13,667
       Non-cash portion of restructuring and other charges .....................................              113                --
       Loss (gain) on disposal or sale of property and equipment ...............................               12               (95)
       Other ...................................................................................               50                --
       Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable ....................................................................           (3,889)            2,747
        Inventory ..............................................................................           (1,332)              350
        Prepaid expenses and other assets ......................................................             (814)              166
        Other assets ...........................................................................             (436)               --
        Accounts payable .......................................................................            1,594            (1,969)
        Accrued expenses .......................................................................              801              (715)
        Deferred revenue .......................................................................           (2,616)            2,051
                                                                                                         --------          --------

Net cash provided by operating activities ......................................................            1,907             4,002
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures for property and equipment ...........................................           (1,773)             (345)
     Proceeds from sale of property and equipment ..............................................               --               344
     Payments of notes payable related to acquisition ..........................................             (111)               --
     Payments under deferred payment agreement .................................................           (1,414)               --
     Payments of acquisition related liabilities ...............................................           (1,887)               --
     Cash paid for acquisition .................................................................             (500)               --
                                                                                                         --------          --------

Net cash used in investing activities ..........................................................           (5,685)               (1)
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on short-term borrowings .........................................................               --            (3,400)
     Payments of capital lease obligation ......................................................             (158)               --
     Proceeds from private placement of common stock, net of issuance costs ....................            5,690             4,911
     Proceeds from the issuance of common stock upon exercise of options .......................            2,339                69
                                                                                                         --------          --------

Net cash provided by financing activities ......................................................            7,871             1,580
                                                                                                         --------          --------

Effects of exchange rate changes on cash and cash equivalents ..................................             (145)             (245)
                                                                                                         --------          --------

Net increase in cash and cash equivalents ......................................................            3,948             5,336

Cash and cash equivalents at beginning of period ...............................................           14,324             2,571
                                                                                                         --------          --------

Cash and cash equivalents at end of period .....................................................         $ 18,272          $  7,907
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

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company", "we" or "ScanSoft") have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2002 and 2001 and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002 and all other subsequent periodic filings including the Form 10-Q/A for the three months ended March 31, 2002 filed on August 14, 2002.

      The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or any future period.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions included in the financial statements are revenue recognition, including estimating valuation allowances (specifically sales returns and other allowances), the recoverability of intangible assets, including goodwill, and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates.

      Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for segments of a business to be disposed of. However, SFAS 144 retains the requirement of APB 30 that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company adopted the provisions of SFAS 144 in 2002 and its adoption had no impact on its financial position or results of operations.

      In November 2001, the Emerging Issues Task Force ("EITF"), a committee of the FASB, reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" (EITF 01-9). EITF 01-9 presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established, in which case such amounts may be recorded as operating

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

expenses. The Company implemented EITF 01-9 on January 1, 2002. The implementation resulted in a $0.2 and $0.3 million reduction to net revenue and a corresponding reduction to selling, general and administrative expenses for the three and six months ended June 30, 2002, respectively. Additionally, it resulted in the reclassification of $0.2 million and $0.5 million from selling, general and administrative expenses to net revenue for the three and six months ended June 30, 2001, respectively.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

3. BALANCE SHEET COMPONENTS

The following table summarizes key balance sheet components (in thousands):

                                                           JUNE 30,   DECEMBER 31,
                                                             2002         2001
                                                           --------   ------------
            Inventory:
                Raw materials .....................         $    --     $   107
                Finished goods ....................           1,893         400
                                                            -------     -------
                                                            $ 1,893     $   507
                                                            =======     =======
            Other accrued expenses:
                Accrued compensation ..............         $ 1,869     $ 2,775
                Accrued sales and marketing .......           1,558       1,160
                Accrued restructuring .............           1,094         634
                Accrued royalties .................             591         750
                Accrued professional fees .........             427         571
                Accrued acquisition liabilities ...           2,205       6,065
                Accrued income taxes and other ....           3,019       2,516
                                                            -------     -------
                                                            $10,763     $14,471
                                                            =======     =======

      During the three months ended June 30, 2002, the Company entered into settlement agreements related to certain contractual liabilities assumed in connection with the acquisition of the majority of the speech and language technology operations of Lernout & Hauspie (L&H acquisition), which occurred on December 12, 2001. Upon settlement of these liabilities, $1.9 million of the assumed liabilities recorded at the date of acquisition were reduced with a corresponding reduction of the original purchase price. The reduction of the original purchase price was allocated to goodwill.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment; intangible assets with finite useful lives will continue to be amortized over their useful lives.

      The Company adopted SFAS 142 on January 1, 2002 and discontinued the amortization of goodwill (including acquired workforce) of approximately $65.2 million. Upon adoption, the Company reclassified $31,000 of previously amortizable acquired workforce to goodwill. The Company had previously been recording amortization expense on goodwill and acquired workforce of

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

$10.4 million annually or $2.6 million per quarter.

      Under SFAS 142, the Company is required to complete an impairment test on all goodwill effective as of January 1, 2002 on a reporting unit basis. A reporting unit is defined as an operating segment or one level below an operating segment referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business and discrete financial information is prepared and regularly reviewed by management. The Company determined that it operates in one reporting unit and, therefore, has completed the goodwill impairment test on an enterprise-wide level.

      SFAS 142 provides for a two-step impairment test to identify potential goodwill impairment. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test, which determines the amount of goodwill impairment, is unnecessary.

      The fair value of the reporting unit was determined using the Company's market capitalization as of January 1, 2002. As the fair value of the reporting unit as of January 1, 2002 was in excess of the carrying amount of the net assets, the Company concluded that its goodwill was not impaired, and no impairment charge was recorded. The Company will complete additional goodwill impairment analyses at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired.

      Intangible assets are amortized on a straight-line basis over their estimated useful lives of three to twelve years. As required, upon adoption of SFAS 142, the Company reassessed the useful lives of its intangible assets and has determined that no adjustments were required.

      The following summary reflects the consolidated results of operations as if SFAS 142 had been adopted at the beginning of the periods presented (in thousands, except net income (loss) per share amounts):

                                                               THREE MONTHS ENDED,           SIX MONTHS ENDED,
                                                                    JUNE 30,                       JUNE 30,
                                                            ------------------------     -----------------------
                                                               2002          2001           2002          2001
                                                            ----------    ----------     ----------   ----------
      Net income (loss):
           Reported net income (loss)                       $    1,950    $   (4,395)    $     (932)  $  (11,296)
           Effect of goodwill amortization                          --         2,597             --        5,193
                                                            ----------    ----------     ----------   ----------
           Adjusted net income (loss)                       $    1,950    $   (1,798)    $     (932)  $   (6,103)
                                                            ==========    ==========     ==========   ==========
      Basic net income (loss) per share:
           Reported basic net income (loss) per share       $     0.03    $    (0.09)    $    (0.01)  $    (0.24)
           Effect of goodwill amortization                          --           .05             --          .11
                                                            ----------    ----------     ----------   ----------
           Adjusted basic net income (loss) per share       $     0.03    $    (0.04)    $    (0.01)  $    (0.13)
                                                            ==========    ==========     ==========   ==========
      Diluted net income (loss) per share:
           Reported diluted net income (loss) per share     $     0.03    $    (0.04)    $    (0.01)  $    (0.13)
                                                            ==========    ==========     ==========   ==========

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Other intangible assets consist of the following (in thousands):

                  JUNE 30, 2002                    GROSS CARRYING           ACCUMULATED           NET CARRYING
                                                       AMOUNT              AMORTIZATION              AMOUNT
                                                   --------------          -------------          ------------
            Core technology                         $     48,130            $   15,466              $   32,664
            Developed technology                          16,340                16,340                      --
            Trademarks and patents                         7,461                 2,310                   5,151
            Non-competition agreement                      4,048                 4,048                      --
            Acquired favorable lease                         553                   553                      --
            OEM relationships                              1,100                   668                     432
            Other                                            200                   200                      --
                                                    ------------            ----------              ----------
                                                    $     77,832            $   39,585              $   38,247
                                                    ============            ==========              ==========

                 DECEMBER 31, 2001                 GROSS CARRYING            ACCUMULATED          NET CARRYING
                                                       AMOUNT               AMORTIZATION             AMOUNT
                                                   --------------           ------------          ------------
            Core technology                         $    46,456              $   11,771            $   34,685
            Developed technology                         16,340                  14,714                 1,626
            Trademarks and patents                        7,461                   1,784                 5,677
            Non-competition agreement                     4,048                   3,646                   402
            Acquired favorable lease                        553                     355                   198
            OEM relationships                             1,100                     524                   576
            Assembled workforce                             374                     270                   104
            Other                                           200                     167                    33
                                                    -----------              ----------            ----------
                                                    $    76,532              $   33,231            $   43,301
                                                    ===========              ==========            ==========

      Aggregate amortization expense was $2.2 million and $6.7 million for the three and six months ended June 30, 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years as of June 30, 2002 is as follows (in thousands):

              YEAR ENDING                                    AMOUNT
          ------------------                                --------
          Remainder of 2002                                 $  4,424
                       2003                                    8,847
                       2004                                    7,977
                       2005                                    3,576
                       2006                                    2,327
                       2007                                    2,284
                 Thereafter                                    8,812

5. ACQUISITION

      On February 22, 2002, the Company entered into a definitive asset purchase agreement (the "Purchase Agreement") to acquire certain assets and intellectual property from L&H Holdings USA. The transaction was completed on March 21, 2002. Pursuant to the Purchase Agreement, the Company acquired patents and core technology associated with the audiomining assets of the speech and language technology assets of L&H and paid $1.5 million in total consideration to L&H as follows: $0.5 million in cash, 121,359 shares of the Company's common stock valued at $0.6 million (based on the average of the closing share price of the Company's stock 5 days before and after the date the transaction was completed) and a 9% promissory note in the principal amount of $0.4 million (the Note), with principal and interest to be repaid in full on July 31, 2002. The Company incurred $0.2 million of acquisition related costs. The purchase price including acquisition costs of $1.7 million was allocated to core technology.

      On July 31, 2002, the Company repaid all amounts due under the Note, which included principal and interest of $414,000.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. RESTRUCTURING AND OTHER CHARGES

      In January 2002, the Company announced and in March 2002 completed a restructuring plan to consolidate facilities, world-wide sales organizations, research and development teams and other personnel following the December 12, 2001 L&H acquisition. As a result, the Company exited facilities in both North America and Europe eliminating 21 employee positions including 12 in research and development and 9 in selling, general and administrative functions. In the first quarter of 2002, the Company recorded a restructuring charge in the amount of $0.6 million for severance payments to these employees, and a restructuring charge of $0.4 million for certain termination fees to be incurred as a result of exiting the facilities, including the write-off of previously recorded assembled workforce of $0.1 million.

      During the six months ended June 30, 2002, the Company paid a total of $0.4 million in severance payments, of which $0.3 million related to the March 2002 restructuring and $0.1 million related to severance paid to the former Caere President and CEO, pursuant to a 2000 restructuring.

      At June 30, 2002, the remaining restructuring accrual from the current and prior restructuring activities amounted to $1.1 million. This balance is comprised of $0.6 million of severance and lease exit costs resulting from the 2002 restructuring and $0.5 million of severance to the former Caere President and CEO. All amounts relating to the 2002 restructuring will be paid in full over the course of 2002. The severance due to the former Caere President and CEO will be paid through March 2005.

      The following table sets forth activity under the 2002 and 2000 restructuring actions (in thousands):

                  RESTRUCTURING AND OTHER CHARGES RESERVE                            EMPLOYEE           LEASE
                                                                                      RELATED         EXIT COSTS       TOTAL
                                                                                     ---------        ----------     ---------
      Balance at December 31, 2001...........................................        $     634         $     --      $     634
      Restructuring and other charges for March 2002 restructuring...........              576              465          1,041
      Non cash write-offs....................................................               --             (113)          (113)
      Cash payments..........................................................             (441)             (27)          (468)
                                                                                     ---------         --------      ---------
      Balance at June 30, 2002...............................................        $     769         $    325      $   1,094
                                                                                     =========         ========      =========

7. DEFERRED PAYMENT AGREEMENT

      In connection with the Caere acquisition in the first quarter of 2000 and pursuant to a concurrent non-competition and consulting agreement, the Company agreed to pay in cash the former Caere President and CEO, a current director of the Company, on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by 486,548. On March 5, 2002, the Company negotiated a deferred payment agreement with the former Caere President and CEO to terminate this agreement. Under the terms of the deferred payment agreement, the Company paid $1.0 million in cash on March 5, 2002 and agreed to make future cash payments totaling $3.3 million, with such amounts payable in equal quarterly installments of approximately $0.4 million over the following two years. The Company paid its first quarterly installment under this agreement of $0.4 million on May 15, 2002.

      The total consideration of this agreement was accounted for in the original Caere purchase price and had no effect on the results of operations. The remaining liability at June 30, 2002 is $2.8 million, of which $1.6 million is included in other current liabilities and $1.2 million is included in other long-term liabilities.

8. NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Basic net income per share for the three months ended June 30, 2002 includes the assumed conversion of the Series B Preferred Stock, which participates in dividends with common stock when and if declared. Diluted net income (loss) per share is computed based on (i) the weighted average number of common shares outstanding, (ii) the assumed conversion of the Series B Preferred Stock, and (iii) the effect, when dilutive, of outstanding stock options, warrants, and restricted stock using the treasury stock method.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                            JUNE 30,             JUNE 30,
                                                                            --------             --------
                                                                        2002       2001       2002       2001
                                                                       ------     ------     ------     ------
Basic net income (loss) per share:
    Weighted average number of common shares outstanding .........     64,033     48,939     63,173     47,520
    Assumed conversion of Series B Preferred Stock ...............      3,562         --         --         --
                                                                       ------     ------     ------     ------
Weighted average common shares: basic                                  67,595     48,939     63,173     47,520

Effect of dilutive common equivalent shares:
     Stock options ...............................................      8,498         --         --         --
     Warrants ....................................................        480         --         --         --
     Restricted stock ............................................        104         --         --         --
                                                                       ------     ------     ------     ------
Weighted average common shares: diluted ..........................     76,677     48,939     63,173     47,520
                                                                       ======     ======     ======     ======

      For the three months ended June 30, 2002, stock options to purchase 43,000 shares of common stock were outstanding but were excluded from the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

      For the six months ended June 30, 2002, diluted net loss per share excludes 11,722,362 common share equivalents. For the three and six months ended June 30, 2001, diluted net loss per share excludes 4,341,409 and 4,226,626 common share equivalents, respectively. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for all periods presented.

9. COMPREHENSIVE LOSS

      Total comprehensive income (loss), net of taxes, was approximately $2.2 million and ($0.6) million for the three and six months ended June 30, 2002, respectively, and was approximately ($4.5) million and ($11.5) million for the three and six months ended June 30, 2001, respectively. Total comprehensive income (losses) consisted of net income or losses and foreign currency translation adjustments for the respective periods.

10. COMMITMENTS AND CONTINGENCIES

      As a normal incidence of the nature of the Company's business, various claims, charges and litigation have been asserted or commenced against the Company arising from or related to employee relations and other business matters. Management does not believe these claims will have a material effect on the financial position or results of operations of the Company.

11. EQUITY TRANSACTION

      On April 12, 2002, the Company completed a private placement of 1.0 million shares of common stock at a purchase price of $6.00 per share with SF Capital Partners Ltd., resulting in proceeds, net of issuance costs, of $5.7 million.

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

      With the acquisition of the speech and language technology operations of Lernout & Hauspie (L&H acquisition) in December 2001, ScanSoft added speech and language solutions to its portfolio of productivity-enhancing applications and technologies. The group of assets acquired includes the RealSpeak text-to-speech technology, Dragon speech recognition software and other speech and voice-related technologies aimed at the rapidly growing telecommunications, automotive and mobile device markets. ScanSoft believes that its speech-based technology and intellectual property is widely considered the finest in the industry.

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

      Our success in the future will depend on our ability to maintain and improve software gross margins and to increase sales of our software products. This will depend in part on our ability and the ability of our distributors, resellers and OEM partners to convince end-users to adopt paper and image input systems for the desktop and to educate end-users about the benefits of our products. We have attained operating income and reported net income for the three months ended June 30, 2002 for the first time since the Caere acquisition. There can be no assurance that we will be able to maintain quarterly profitability or attain annual profitability in the near future. As of June 30, 2002, we had an accumulated deficit of $154.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" or SFAS 142. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the reassessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 required the Company to complete a transitional goodwill impairment test within six months of the date of adoption. We have reassessed the useful lives of our existing intangible assets, other than goodwill, and believe that the original useful lives remain appropriate. In addition, we have determined that the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company operates in one reporting unit and, therefore, have completed our goodwill impairment test on an enterprise-wide level. Based on this analysis, we have determined that goodwill recorded was not impaired, and no impairment charge has been recorded. The Company will complete additional impairment analyses at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired. Significant judgments and estimates are involved in determining the useful lives of our intangible assets, determining what reporting units exist and assessing when an event or circumstances has occurred which would require an interim impairment analysis to be performed. Changes in circumstances could result in materially different results, including but not limited to technological advances or competition which result in shorter useful lives, additional reporting units which may require alternative methods of estimating fair value, or economic or market conditions which affect previous assumptions and estimates, any of which could have a significant impact on the Company's results of operations or financial position through accelerated amortization expense or impairment charges.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for segments of a business to be disposed of. However, SFAS 144 retains the requirement of APB 30 that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. We adopted the provisions of SFAS 144 in 2002 and its adoption had no impact on our results of operations.

      On January 1, 2002, we adopted EITF 01-9, which requires amounts paid to resellers to be treated as a reduction of revenue, unless the consideration relates to an identifiable benefit, in which case such consideration may be recorded as an operating expense. We evaluate our marketing programs quarterly to ensure criteria are met for expense classification. The implementation resulted in a $0.2 million and $0.3 million reduction to net revenue and a corresponding reduction of selling, general and administrative expenses for the three and six months ended June 30, 2002, respectively. Additionally, it resulted in the reclassification of $0.2 million and $0.5 million from selling, general and administrative expenses to net revenue for the three and six months ended June 30, 2001, respectively.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table presents, as a percentage of net revenue, certain selected financial data for the three and six months ended June 30, 2002 and 2001:

                                                                    THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------      --------------------------
                                                                      2002                2001         2002              2001
                                                                    --------            -------      --------          --------
  Net revenue ..............................................           100.0%             100.0%        100.0%            100.0%
    Cost and expenses:
       Cost of revenue .....................................            17.6%              19.0%         17.5%             20.9%
       Research and development ............................            27.0%              21.8%         28.1%             23.5%
       Selling, general and administrative .................            41.7%              41.1%         41.3%             45.3%
       Amortization of intangible assets ...................             8.5%              46.0%         13.5%             50.0%
       Restructuring and other charges, net ................              --                0.0%          2.1%              0.0%
                                                                    --------            -------      --------          --------
              Total costs and expenses .....................            94.8%             127.9%        102.5%            139.7%
                                                                    --------            -------      --------          --------
  Income (loss) from operations ............................             5.2%             (27.9)%        (2.5)%           (39.7)%
                                                                    --------            -------      --------          --------
  Other income (expense), net ..............................             0.2%              (0.0)%        (0.0)%            (0.5)%
                                                                    --------            -------      --------          --------
  Income (loss) before income taxes ........................             5.4%             (27.9)%        (2.5)%           (40.2)%
  Provision (benefit) for income taxes .....................            (2.0)%              1.6%         (0.6)%             1.1%
                                                                    --------            -------      --------          --------
  Net income (loss) ........................................             7.4%             (29.5)%        (1.9)%           (41.3)%
                                                                    ========            =======      ========          ========

NET REVENUE

      Net revenue for the three months ended June 30, 2002 increased by $11.3 million or 76% from the comparable period in 2001. The increase in net revenue for the three months ended June 30, 2002 was the result of revenues generated by our speech and language technology products, including the release of Dragon Naturally Speaking 6.0 in North America and Dragon Naturally Speaking XP in Europe to retail channels. In addition, licensing fees from our RealSpeak text-to-speech technology (TTS) and embedded TTS revenues continued to grow steadily throughout the quarter. The revenue growth was offset by a decrease in revenues generated by our digital imaging products due to lower royalties from certain OEM customers. Revenues generated by our digital imaging products were higher for the three months ended June 30, 2001 as a result of the OmniPage Pro 11 launch, which occurred in the second quarter of 2001.

      Net revenue for the six months ended June 30, 2002 increased by $22.6 million or 83% from the comparable period in 2001. The growth in revenue for the six months ended June 30, 2002 was the result of revenues generated from our speech and language technology products, particularly from sales of Dragon Naturally Speaking, licensing of our RealSpeak text-to-speech technology, and embedded TTS revenues. Additionally, revenue from our digital imaging products increased from the comparable period in 2001, due to growth in our paper management product line, as well as the recognition of revenue, previously deferred, on a significant long-term OEM contract.

      Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the three months ended June 30, 2002 was 71% North America and 29% international versus 82% and 18%, respectively for the comparable period in 2001. Revenue for the six months ended June 30, 2002 was 75% North America and 25% international, versus 79% North America and 21% international for the comparable period in 2001.

      A number of the Company's OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. We believe, if provided with this information, our geographical revenue classification would indicate a higher international percentage. Based on an estimate that factors our OEM partners' geographical revenue mix to our revenues generated from these OEM partners, revenue for the three months ended June 30, 2002 is approximately 66% North America and 34% international, compared to 77% and 23%, respectively, for 2001. Revenue for the six months ended June 30, 2002, based on this estimate, is approximately 68% North America and 32% international, compared to 74% North America and 26% international. The increase in our international revenue is driven primarily from Europe and Asia. The increase is the result of increased sales and marketing resources, the addition of resellers, the release of Dragon Naturally Speaking 6.0 and Dragon Naturally Speaking XP, as well as increased revenues from embedded TTS speech and language technologies.

      The breakdown of net revenue for the three months ended June 30, 2002 was 52% VAR/retail, 11% direct and 37% licensing compared to 45% VAR/retail, 26% direct and 29% licensing for the same period in 2001. The breakdown of revenue for the six

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months ended June 30, 2002 was 50% VAR/retail, 13% direct, and 37% licensing compared to 51% VAR/retail, 20% direct, and 29% licensing for the same period in 2001. The increase in VAR/retail for the three months ended June 30, 2002 is attributable to the increase in sales from our speech and language technology products, primarily as a result of the releases of Dragon Naturally Speaking 6.0 in North America and Dragon Naturally Speaking XP in Europe. The increase in licensing for both the three and six months ended June 30, 2002 is the result of increased contracts with our OEM partners, including the recognition of revenue previously deferred on a significant long-term OEM contract. Direct revenues are higher for the three and six months ended June 30, 2001 as a result of the launch of OmniPage Pro 11, which occurred in the second quarter of 2001. We anticipate the overall mix of revenue to remain consistent with the first six months ended June 30, 2002.

COST OF REVENUE

      Cost of revenue consists primarily of material costs, third party royalties, fulfillment costs, and salaries for product support personnel. Cost of revenue for the three months ended June 30, 2002 was $4.6 million or 17.6% of revenue, compared to $2.8 million or 19.0% of revenue in the comparable period of 2001. Cost of revenue for the six months ended June 30, 2002 was $8.7 million or 17.5% of revenue, compared to $5.7 million or 20.9% for the same period in 2001. The increase in cost of revenue in absolute dollars for both the three and six months ended June 30, 2002 is directly attributable to the increase in the volume of product sales to the VAR/retail customers as well as increased embedded TTS revenues which bear a higher cost than our normal software products due to a firmware component. The decrease in cost of revenue as a percentage of revenue for both the three and six months ended June 30, 2002 is due to a higher proportion of OEM and corporate licensing revenues and lower supply chain logistics and direct fulfillment costs.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses consist primarily of salary and benefit costs of engineers. Research and development costs were $7.1 million or 27.0% of revenue for the three months ended June 30, 2002, compared to $3.2 million or 21.8% of revenue for the comparable period in 2001. Research and development costs for the six months ended June 30, 2002 were $14.1 million or 28.1% of revenue, compared to $6.4 million or 23.5% for the comparable period in 2001. The increase in research and development expenses for both the three and six months ended June 30, 2002 is the result of increased headcount and costs associated with the L&H acquisition. Headcount was increased by approximately 138 employees with the L&H acquisition. Cost savings from the restructuring actions taken in 2002 for the three months ended June 30, 2002 was $0.2 million.

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

      Selling, general and administrative expenses for the three months ended June 30, 2002 were $11.0 million or 41.7% of revenue, compared to $6.1 million or 41.1% of revenue for the same period in 2001. Selling, general and administrative expenses for the six months ended June 30, 2002 were $20.7 million or 41.3% of revenue, compared to $12.4 million or 45.3% for the six months ended June 30, 2001. The increase in selling, general and administrative expenses in absolute dollars for both the three and six months ended June 30, 2002 is the result of increased headcount of approximately 74 employees, added facility costs, and legal expenses related to our increased patent and trademark portfolio acquired from L&H. The decrease in selling, general and administrative expenses as a percentage of revenue for the six months ended June 30, 2002 is the result of synergies associated with the L&H acquisition, focused marketing spending and revenue growth.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of intangible assets for the three months ended June 30, 2002 was $2.2 million compared to $6.8 million for the comparable period in 2001. Amortization of intangible assets for the six months ended June 30, 2002 was $6.7 million compared to $13.7 million for the comparable period in 2001. The decrease in amortization expense is partially attributable to the adoption of SFAS 142, as a result of which, the Company ceased the amortization of goodwill and acquired workforce of approximately $2.6 million per quarter. Additionally, amortization expense decreased $2.6 million in the three and six months ended June 30, 2002, due to certain intangible assets that became fully amortized in the first quarter of 2002. This reduction was offset by additional amortization of approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2002 from the L&H acquisition as well as the acquisition of the audiomining assets in February 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTRUCTURING AND OTHER CHARGES

      In January 2002, the Company announced and in March 2002 completed a restructuring plan to consolidate facilities, world-wide sales organizations, research and development teams and other personnel following the December 12, 2001 L&H acquisition. As a result, the Company exited facilities in both North America and Europe, eliminating 21 employee positions including 12 in research and development and 9 in selling, general and administrative functions. In the first quarter of 2002, the Company recorded a restructuring charge in the amount of $0.6 million for severance payments to these employees, and a restructuring charge of $0.4 million for certain termination fees to be incurred as a result of exiting the facilities, including the write-off of previously recorded assembled workforce of $0.1 million.

      For the six months ended June 30, 2002, the Company paid a total of $0.4 million in severance payments, of which $0.3 million relates to the March 2002 restructuring and $0.1 million relates to severance paid to the former Caere President and CEO, pursuant to a 2000 restructuring charge.

      At June 30, 2002, the remaining restructuring accrual from the current and prior restructuring activities amounted to $1.1 million. This balance is comprised of $0.6 million of severance and lease exit costs resulting from the 2002 restructuring and $0.5 million of severance to the former Caere President and CEO. All amounts relating to the 2002 restructuring will be paid in full over the course of 2002. The severance due to the former Caere President and CEO will be paid through March 2005.

      The Company anticipates that the 2002 restructuring action will provide future cost savings of $0.9 million, for the remaining six months of 2002, of which $0.7 million relates to employee related costs and $0.2 million relates to lease exit costs.

OTHER INCOME (EXPENSE), NET

      Other income (expense), net consists primarily of interest earned on cash and cash equivalents, offset by interest incurred for borrowings under notes payable, and foreign currency exchange gains and losses. Other income (expense), net was $65,000 for the three months ended June 30, 2002, compared to ($5,000) for the same period in 2001. Other income (expense), net was ($10,000) for the six months ended June 30, 2002 compared to ($139,000) for the same period in 2001. The change in other income (expense), net for both the three and six months ended June 30, 2002 from the comparable periods of 2001 is the result of higher interest income, $113,000 of which was earned on an IRS tax refund received in the second quarter of 2002, and lower foreign currency losses, offset by higher interest expense.

TAXATION

      The (benefit) for income taxes was ($534,000) for the three months ended June 30, 2002 and consisted of foreign and state tax provisions of $123,000 and $243,000, respectively for which no operating loss carryforwards are available to offset the related taxable income, offset by a federal tax benefit of ($900,000) related to a refund of taxes paid by Caere Corporation prior to the acquisition by the Company. The provision for income taxes of $242,000 for the three months ended June 30, 2001 consisted of foreign and state tax provisions of $67,000 and $175,000, respectively.

      The (benefit) for income taxes of ($328,000) for the six months ended June 30, 2002 consisted of foreign and state tax provisions of $171,000 and $401,000, respectively, offset by the federal tax benefit of ($900,000). The provision for income taxes of $303,000 for the six months ended June 30, 2001 consisted of foreign and state tax provisions of $108,000 and $214,000, respectively, and a state tax benefit of ($19,000).

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2002, we had cash and cash equivalents of $18.3 million and net working capital of $17.7 million, as compared to $14.3 million in cash and cash equivalents and net working capital of $9.3 million at December 31, 2001.

      Net cash provided by operating activities for the six months ended June 30, 2002 was $1.9 million and $4.0 million for the same period in 2001. The cash provided by operations in 2002 came primarily from operating results, as well as higher balances in accounts payable and accrued expenses, net of acquisition-related liabilities. These increases were offset by higher balances in accounts receivable, inventory, prepaid expenses and other current assets as well as the recognition of revenue on a long-term contract that was classified as deferred revenue at December 31, 2001, and for which cash was collected in a prior period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net cash used in investing activities during the six months ended June 30, 2002, was $5.7 million compared to $1,000 for the same period in 2001. Net cash used in investing activities during 2002 consisted of $1.8 million in capital expenditures, which included costs to build-out facilities in both North America and Europe and $2.5 million of payments associated with acquisitions. Additionally, the Company paid $1.4 million to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement. The comparable period in 2001 included capital expenditures of $0.3 million, offset by $0.3 million in proceeds from the sale of property and equipment.

      Net cash provided by financing activities for the six months ended June 30, 2002 was $7.9 million compared to $1.6 million for the same period in 2001. Net cash provided by financing activities during 2002 consisted of proceeds of $2.3 million from the exercise of stock options and net proceeds of $5.7 million from the private placement of our common stock. This was offset by a $0.2 million payment on our capital lease obligation. The comparable period in 2001 included payments of $3.4 million to repay in full our prior line of credit and proceeds of $5.0 million from the issuance of common stock.

      The Company has sustained recurring losses, with the exception of net income for the three months ended June 30, 2002, and has an accumulated deficit of $154.2 million at June 30, 2002. We believe that operating expense levels in combination with expected future revenues will continue to result in positive cash flows from operations for 2002. We also believe that we have the ability to maintain operating expenses at levels commensurate with revenues to maintain positive cash flows from operations. Therefore, we believe that cash flows from future operations in addition to cash on hand will be sufficient to meet our working capital, investing, financing and contractual obligations as they become due, including stock repurchase programs, for the foreseeable future.

      The following table outlines our contractual payment obligations as of June 30, 2002:

                                                                                    PAYMENTS DUE BY PERIOD
                                                               ---------------------------------------------------------------
                                                                                  WITHIN            WITHIN
CONTRACTUAL OBLIGATIONS                                          TOTAL            1 YEAR            2 YEARS         THEREAFTER
                                                               ---------         ---------         ---------        ----------
                                                                                        (IN THOUSANDS)
Notes payable including interest........................       $   4,504         $     948         $   3,556         $      --
Operating leases........................................           8,042             1,778             3,573             2,691
Caere acquisition related costs.........................           2,868             1,638             1,230                --
                                                               ---------         ---------         ---------         ---------
Total contractual cash obligations......................       $  15,414         $   4,364         $   8,359         $   2,691
                                                               =========         =========         =========         =========

      We have not entered into any arrangements or transactions with unconsolidated entities or other persons that would require the disclosure of off-balance sheet arrangements. As of June 30, 2002 no such arrangements existed.

FOREIGN OPERATIONS

      We develop and sell our products throughout the world. As a result of the Caere acquisition in March 2000, and the L&H acquisition in December 2001, we significantly increased our presence in Europe and added operations in Asia. With our increased international presence in a number of geographic locations and with international revenues projected to increase in 2002, we are exposed to changes in foreign currencies including the Euro, Japanese Yen and Hungarian Forint. Changes in the value of the Euro or other foreign currencies relative to the value of the U.S. Dollar could adversely affect future revenues and operating results. We do not generally hedge any of our foreign-currency denominated transactions or expected cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

      Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this Quarterly Report. These are statements that relate to our expectations for future events and time periods. Generally, the words, "anticipate," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

OUR BUSINESS COULD BE HARMED IF WE DO NOT SUCCESSFULLY MANAGE THE INTEGRATION OF THE BUSINESSES THAT WE ACQUIRE, INCLUDING OUR RECENT ACQUISITION OF THE SPEECH AND LANGUAGE ASSETS OF L&H.

      - As part of our business strategy, we have in the past and expect to continue to acquire other businesses and technologies. Our recent acquisition of the speech and language technology assets of L&H required substantial integration and management efforts. Acquisitions involve a number of risks, including:

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

      As a result of these and other risks, we may not realize anticipated benefits from our acquisitions. Failure to achieve these benefits or failure to successfully integrate these acquired businesses and technologies could materially harm our business.

THE PRICE OF OUR SECURITIES MAY BE AFFECTED BY A WIDE RANGE OF FACTORS.

Some of the factors that may cause volatility in the price of our securities include:

      -     quarterly variations in our financial results;

      - changes in revenue or earnings estimates or publication of research reports by analysts;

      -     failure to meet analysts' revenue or earnings estimates;

      -     speculation in the press or investment community;

      - strategic actions by us or our competitors, such as acquisitions or restructurings;

      -     actions by institutional and other significant shareholders;

      -     business and product market cycles;

      -     the timing of new product introductions;

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE IMAGING AND SPEECH AND LANGUAGE TECHNOLOGY SOFTWARE MARKETS ARE HIGHLY COMPETITIVE.

      Competitors in the speech and language technology market include: IBM; Lucent Technologies; Microsoft; Motorola; Nuance Communications; Philips Electronics; SpeechWorks International, and Locus Dialogue;.

      IBM and Philips have introduced dictation products which compete directly with our dictation products. We also compete with other smaller companies that have developed advanced speech and language technology products. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers. Accordingly, new competitors or alliances among competitors may emerge.

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

IF THE STANDARDS FOR OUR SPEECH TECHNOLOGIES ARE NOT ADOPTED AS THE STANDARDS FOR VOICE INTERFACE SOFTWARE AND SPEECH-ACTIVATED SYSTEM SOLUTIONS, BUSINESSES MIGHT NOT USE OUR SOFTWARE PLATFORMS FOR DELIVERY OF APPLICATIONS AND SERVICES.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The markets for voice interface software and speech-activated system solutions is new and emerging and industry standards have not been established. We may not be competitive unless our products support changing industry standards. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of our speech and language technologies and products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales of our products.

OUR FAILURE TO RESPOND TO RAPID CHANGE IN THE MARKET FOR SPEECH TECHNOLOGY PRODUCTS COULD CAUSE US TO LOSE REVENUE AND HARM OUR BUSINESS.

   The speech technology industry is new and rapidly evolving. We are new to this market as a result of the acquisition of technology and assets of L&H. Our success will depend substantially upon our ability to enhance our existing products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological advancements. If we are unable to develop new products and enhance functionalities or technologies to adopt to these changes, our business will suffer.

IF WE ARE UNABLE TO HIRE AND RETAIN TECHNICAL, SALES AND MARKETING, AND OPERATIONAL PERSONNEL, OUR BUSINESS COULD BE HARMED.

   We intend to continue to hire additional personnel, including software engineers, sales and marketing personnel and operational personnel. We may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

MATURE MARKETS FOR IMAGING PRODUCTS MAY NOT PRODUCE GROWTH.

   The markets for our imaging products are relatively mature and may not experience significant growth or expansion in the future.

OUR SPEECH TECHNOLOGY PRODUCTS ARE NOT 100% ACCURATE WHICH COULD RESULT IN DELAYED OR LOST REVENUE, EXPENSIVE CORRECTION, LIABILITY TO OUR CLIENTS AND CLAIMS AGAINST US.

   Complex software products such as our speech technology products may contain errors, defects and bugs. Defects in the solutions or products that we develop and sell to our customers could result in delayed or lost revenue, adverse client reaction and negative publicity about us or our products and services, or require expensive corrections. Also, due to the developing nature of speech recognition technology and text-to-speech technology, our products are not currently, and may never be accurate, in every instance. Customers who are not satisfied with our products could bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming, and could result in costly litigation and payment of damages. Such claims could have an adverse effect on our financial results and competitive position.

WE DEPEND ON SALES THROUGH DISTRIBUTION CHANNELS FOR A MAJORITY OF OUR REVENUE, AND A SIGNIFICANT PORTION OF OUR REVENUE COMES FROM A SMALL NUMBER OF CUSTOMERS IN THESE DISTRIBUTION CHANNELS. ANY DECREASE IN REVENUES FROM THESE CUSTOMERS COULD HARM OUR RESULTS OF OPERATIONS.

   A substantial portion of our revenue is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, direct fulfillment partners, Value-Added Resellers
(VARs), Original Equipment Manufacturers (OEMs), hardware and software superstores, retail dealers, and direct sales. Our products are sold primarily through distributors, direct fulfillment partners, VARs, and OEMs. In particular, one U.S. based distributor, Ingram Micro accounted for 28% of consolidated revenues, and Digital River, our direct fulfillment partner, accounted for 15% of our consolidated revenues, respectively, during the year ended December 31, 2001. For the six months ended June 30, 2002, Ingram Micro and Digital River accounted for 27% and 10% of our consolidated revenues, respectively. In addition, one of our OEM customers, Xerox Corporation, which is also one of our significant stockholders and a related party, accounted for 11% and 5% of our consolidated revenues during the year ended December 31, 2001 and the six months ended June 30, 2002, respectively. Our resellers generally offer products of several different companies, including in some cases, products that are competitive with our products. There can be no assurance that our software resellers will continue to purchase our products or provide them with adequate levels of support. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on our results of operations.

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

      Many of our software development kits are licensed primarily to application developers, OEMs, component manufacturers and software vendors who incorporate our technology into applications developed by them and sold to end-users. The success of these licensed products depends to a substantial degree on the efforts of others in developing and marketing products incorporating our technologies. Our customers often require several months to integrate our technologies into their products. Products incorporating our technologies may not necessarily be successfully implemented or marketed by our customers.

      Our customers, such as Microsoft, have also developed or acquired products or technologies that compete with our products and technologies. These customers may give higher priority to the sale of these competitive products or technologies.

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

      Due to the foregoing factors, among others, our revenue and operating results are difficult to forecast. Our expense levels are based in significant part on our expectations of future revenue. Our failure to meet revenue expectations would have a material adverse effect on our business, operating results, financial condition and cash flows. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect our profitability because a relatively small amount of our expenses are intended to vary with our revenue in the short term. We experienced net losses during the years ended December 31, 1999, 2000 and 2001, and during the quarter ended March 31, 2002. We achieved profitability for the first time during the quarter ended June 30, 2002. However, we may not be able to sustain profitability.

OUR REVENUE HAS BEEN DEPENDENT ON DEMAND FOR A FEW PRODUCTS.

      Historically, a substantial portion of our revenue has been generated by a few products. For the fiscal year ended December 31, 2001, our OCR product family represented approximately 63% of revenue, and our paper management represented approximately 16% of revenue. For the six months ended June 30, 2002, our speech and language technologies represented 41% of revenue, our OCR product family represented 33% of revenue and our paper management represented 12%. We believe that a reduction in revenue contribution from any of these product families could have a material adverse impact upon our business, results of operations, financial condition and our stock price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WE HAVE GROWN, AND MAY CONTINUE TO GROW THROUGH ACQUISITIONS, WHICH MAY RESULT IN SIGNIFICANT INTANGIBLE ASSETS, DILUTION OF OUR EXISTING STOCKHOLDERS, USE OF CASH AND OTHER RISKS.

      We made significant acquisitions within the last two years and may complete material acquisitions in the future. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of intangible assets that will be amortized in future years and our future results will be adversely affected if we do not achieve benefits from these acquisitions commensurate with these charges. In addition, our acquisition of Caere Corporation (Caere) included a substantial write-off of acquired in-process research and development costs and this also may occur as a result of future acquisitions. In connection with our acquisition of Caere and the L&H assets, we issued 19.0 million and 7.4 million shares of ScanSoft common stock, respectively. We may continue to issue equity securities for future acquisitions and working capital purposes that could be dilutive to our existing stockholders. In connection with the L&H acquisition, we paid $10.0 million of cash and issued a promissory note for $3.5 million. Future acquisitions may also require us to expend significant funds or incur debt. If we expend funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decrease.

WE DEPEND ON CONTINUED DEMAND FOR OUR IMAGING PRODUCTS FROM ORIGINAL EQUIPMENT MANUFACTURERS AND ON THE CONTINUED GROWTH OF SCANNER SALES.

      We have OEM relationships with a number of companies that provide scanners and other imaging hardware. OEM revenue has historically represented approximately 15-30% of our consolidated revenue and represented 30% and 31% of our consolidated revenues for the fiscal year ended December 31, 2001 and for the six months ended June 30, 2002, respectively. Our agreements with OEMs do not obligate them to bundle our software and they may choose to bundle software products of our competitors. A significant reduction in scanner sales or other digital imaging hardware sales may adversely impact our revenue. A decline in OEM revenue could have a material adverse impact upon our business, results of operations, financial condition and our stock price.

THIRD PARTIES HAVE CLAIMED AND MAY CLAIM IN THE FUTURE THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD BE EXPOSED TO SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS IF SUCH CLAIMS ARE SUCCESSFUL.

      We have from time to time been notified and we may in the future be notified or otherwise become aware of claims that we or our customers may be infringing or contributing to the infringement of certain intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we can give no assurance that licenses will be offered by any or all claimants, that the terms of any offered licenses will be acceptable to us or that in all cases the dispute will be resolved without litigation. Any litigation regarding intellectual property could be costly and time consuming and could divert the attention of our management and key personnel from our business operations. In the event of a claim of intellectual property infringement, we may be required to enter into costly royalty or license agreements. However, we may not be able to obtain such royalty or license agreements on terms acceptable to us or at all. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop and sell our products.

      We may also be subject to significant damages. If any third parties are successful in their intellectual property infringement claims against us, our operating results and financial position could be adversely impacted.

      In May 2002, we were sued by Massachusetts Institute of Technology and Electronics For Imaging, Inc. for patent infringement. The patent infringement claim was filed against more than 200 defendants. Damages are sought in an unspecified amount. We filed an Answer and Counterclaim on July 1, 2002. We cannot predict the outcome of the claim, nor can we make any estimate of the amount of damages, if any, for which we will be held responsible in the event of a negative conclusion of the claim. We believe this claim has no merit and we intend to defend the action vigorously.

      On August 16, 2001, we were sued by Horst Froessl for patent infringement. Damages are sought in an unspecified amount. We filed an Answer and Counterclaim on September 19, 2001. We believe this claim has no merit and we intend to defend the action vigorously.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

      Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. International revenue for the fiscal year ended December 31, 2001 and for the six months ended June 30, 2002, represented 21% and 25% of our consolidated revenue for those periods, respectively. A number of our North American OEM partners distribute our products throughout the world, but, because our partners do not provide us with an account of the geographic dispersion of our products, we have recognized the revenue in the United States. In addition, some of our products are developed and manufactured outside the United States. A significant portion of development and manufacturing of our automated speech recognition products and text-to-speech products are completed in Belgium, and our imaging research and development is conducted in Hungary. Accordingly, our future results could be harmed by a variety of factors, including:

      - changes in a specific country's or region's political or economic conditions;

      - trade protection measures and import or export licensing requirements;

      -     negative consequences from changes in tax laws;

      - difficulties in staffing and managing operations in multiple locations in many countries;

      -     difficulties in collecting trade accounts receivable; and

      -     less effective protection of intellectual property.

IN ORDER TO INCREASE OUR SPEECH PRODUCTS' INTERNATIONAL SALES, WE MUST DEVELOP LOCALIZED VERSIONS OF OUR PRODUCTS. IF WE ARE UNABLE TO DO SO, WE MAY BE UNABLE TO GROW THE RELATED REVENUE.

      We intend to expand our international speech product sales, which requires us to invest significant resources to create and refine different language models for each particular language or dialect. These language models are required to create versions of our products that allow end users to speak the local language or dialect and be understood. If we fail to develop localized versions of our speech products, our ability to address international market opportunities and to grow our speech business will be limited.

OUR PRODUCTS INCORPORATE TECHNOLOGY WE LICENSE FROM OTHERS. OUR INABILITY TO MAINTAIN THESE LICENSES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      Some of the technology included in, or operating in conjunction with, our products is licensed by us from others. Certain of these license agreements are for limited terms. If for any reason these license agreements terminate, we may be required to seek alternative vendors and may be unable to obtain similar technology on favorable terms or at all. If we are unable to obtain alternative license agreements, we may be required to modify some features of our products, which could adversely affect sales of our products.

WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES.

      Because we have international subsidiaries and distributors that operate and sell our products outside the U.S., we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We generally do not engage in hedging transactions to manage our exposure to currency fluctuations. Our exposure to currency rate fluctuations could affect our results of operations and/or cash flows.

THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY IS KEY TO OUR SUCCESS.

      We rely heavily on our proprietary software technology, trade secrets and other intellectual property. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to ours. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Others may assert that our technology and products infringe their patents or other intellectual property rights. Any such assertion, if resolved adversely to us, may require us to enter into licensing arrangements and may harm our business.

THE STOCKHOLDINGS OF OUR THREE BIGGEST STOCKHOLDERS MAY ENABLE THEM TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL.

      The State of Wisconsin Investment Board ("SWIB") currently owns approximately 18.8% of our common stock. SWIB is currently our largest stockholder, followed by Xerox. Xerox currently owns approximately 18.3% of our outstanding common stock and all of our outstanding nonvoting, convertible Series B Preferred Stock. In addition, as of July 15, 2002, Xerox had the opportunity to acquire up to a maximum of 525,732 additional shares of our common stock pursuant to a warrant, as calculated in accordance with a formula defined in the warrant agreement. Our third largest stockholder is L&H, which currently owns approximately 11.5% of our common stock. Because of their large holdings of our capital stock relative to other shareholders, any of SWIB, Xerox, L&H or these entities acting together, could have a strong influence over matters requiring approval by our stockholders.

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

      We may become subject to additional risks in the future. We will include these risks in future periodic reports we file with the Securities and Exchange Commission. If you are making an investment decision after the date of this Quarterly Report and any of these reports have been filed, you should also consult and carefully consider the risk factors and other information in these reports. In addition, you should note that the fact that certain risks are endemic to the industry does not lessen the significance of these risks.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 12, 2002, we issued 1,000,000 unregistered shares of common stock at a purchase price of $6.00 per share to SF Capital Partners Ltd. ("SF Capital") pursuant to a Share Purchase Agreement between the Company and SF Capital. This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that it was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof. SF Capital represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in the transaction. SF Capital had adequate access, through its relationship with us, to information about us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2002, the Company held its Annual Meeting of Stockholders. At such meeting the following actions were voted upon:

(a) To elect a Board of seven (7) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified:

                 DIRECTOR                  VOTES FOR             WITHHELD
                 --------                  ---------             --------
           Michael K. Tivnan               44,290,615            993,581
           Paul A. Ricci                   44,388,321            895,875
           Mark B. Myers                   44,916,110            368,086
           Katharine A. Martin             44,310,690            973,506
           Robert G. Teresi                44,935,377            348,819
           Robert J. Frankenberg           44,906,344            377,852
           Herve Gallaire                  44,919,623            364,573

(b) To approve an amendment to the 2000 Stock Option Plan to increase the number of shares that my be issued under the Plan from 2,500,000 to 4,750,000, an increase of 2,250,000 shares.

         VOTES FOR        VOTES AGAINST    ABSTAINED      BROKER NON-VOTES
         ---------        -------------    ---------      ----------------
         38,605,775         6,465,668       212,753              0

(c) To approve an amendment to the 1995 Directors' Stock Option Plan to increase the number of shares that may be issued under the Plan from 570,000 to 820,000, an increase of 250,000 shares.

         VOTES FOR        VOTES AGAINST    ABSTAINED      BROKER NON-VOTES
         ---------        -------------    ---------      ----------------
         38,314,844         6,756,336       213,016              0

S
(d) To ratify the appointment to PricewaterhouseCoopers LLP as the independent public accountants for the period ending December 31, 2002.

         VOTES FOR        VOTES AGAINST    ABSTAINED      BROKER NON-VOTES
         ---------        -------------    ---------      ----------------
         44,620,431          538,160        125,605              0

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