Form 10-Q
period 2002-09-30
SCANSOFT INC
filed 2002-11-14
CIK 1002517

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X | No | |

      63,220,542 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of October 31, 2002.

===============================================================================

                                 SCANSOFT, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                                           PAGE
                                                                                                                           ----
            PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            a) Consolidated Balance Sheets at September 30, 2002 and December 31, 2001..................................     3

            b) Consolidated Statements of Operations for the three and nine months ended
                September 30, 2002 and September 30, 2001...............................................................     4

            c) Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2002 and September 30, 2001...............................................................     5

            d) Notes to Consolidated Financial Statements...............................................................     6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......................    13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..................................................    27

Item 4.     Controls and Procedures.....................................................................................    27

            PART II: OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K............................................................................    27

Signatures..............................................................................................................    28

Certifications..........................................................................................................    29

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                   2002           2001
                                                                                 ---------      ---------
ASSETS

Current assets:
     Cash and cash equivalents .............................................     $  14,382      $  14,324
     Accounts receivable, less allowances of $7,650 and $6,273, respectively        17,106         14,266
     Inventory .............................................................         1,562            507
     Prepaid expenses and other current assets .............................         2,853          1,614
                                                                                 ---------      ---------
          Total current assets .............................................        35,903         30,711

Goodwill ...................................................................        63,308         65,231
Other intangible assets, net ...............................................        36,035         43,301
Property and equipment, net ................................................         2,933          2,150
Other assets ...............................................................         1,091            677
                                                                                 ---------      ---------
TOTAL ASSETS ...............................................................     $ 139,270        142,070
                                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................         5,541          5,320
     Accrued expenses ......................................................        11,695         14,471
     Deferred revenue ......................................................           955          1,375
     Note payable ..........................................................           227            227
     Other current liabilities .............................................         1,720           --
                                                                                 ---------      ---------
          Total current liabilities ........................................        20,138         21,393

 Deferred revenue ..........................................................           278          2,534
 Long-term note payable, net of current portion ............................         3,101          3,273
 Other liabilities .........................................................           819            336
                                                                                 ---------      ---------
          Total liabilities ................................................        24,336         27,536
                                                                                 ---------      ---------

Commitments and contingencies (Notes 10, 11 and 12)

Stockholders' equity:
     Preferred stock, $0.001 par value;
        40,000,000 shares authorized; 3,562,238 shares issued and
        outstanding (liquidation preference $4,631) ........................         4,631          4,631
     Common stock, $0.001 par value; 140,000,000 shares
        authorized; 65,334,366 and 62,754,211 shares issued and
        63,216,988 and 62,098,211 shares outstanding, respectively .........            65             63
     Additional paid-in capital ............................................       269,822        264,893
     Treasury stock, at cost; 2,117,378 and 656,000 shares, respectively ...        (8,031)        (1,031)
     Deferred compensation .................................................          (199)          (276)
     Accumulated other comprehensive income (loss) .........................            12           (487)
     Accumulated deficit ...................................................      (151,366)      (153,259)
                                                                                 ---------      ---------
          Total stockholders' equity .......................................       114,934        114,534
                                                                                 ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................     $ 139,270      $ 142,070
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

                                 SCANSOFT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                          ----------------------      ----------------------
                                                            2002          2001          2002          2001
                                                          --------      --------      --------      --------
       Net revenue ..................................     $ 28,235      $ 16,765      $ 78,184      $ 44,130

       Costs and expenses:
                  Cost of revenue ...................        4,199         3,498        12,937         9,215
                  Research and development ..........        7,257         3,582        21,310        10,016
                  Selling, general and administrative       11,412         6,544        32,051        18,944
                  Amortization of intangible assets .        2,212         6,833         8,940        20,500
                  Restructuring and other charges ...         --            --           1,041          --
                                                          --------      --------      --------      --------
       Total costs and expenses .....................       25,080        20,457        76,279        58,675
                                                          --------      --------      --------      --------
       Income (loss) from operations ................        3,155        (3,692)        1,905       (14,545)
       Other income (expense), net ..................         (168)           13          (178)         (126)
                                                          --------      --------      --------      --------
       Income (loss) before income taxes ............        2,987        (3,679)        1,727       (14,671)
       Provision for (benefit from) income taxes ....          162          (465)         (166)         (162)
                                                          --------      --------      --------      --------
       Net income (loss) ............................     $  2,825      $ (3,214)     $  1,893      $(14,509)
                                                          ========      ========      ========      ========
       Net income (loss) per share: basic ...........     $   0.04      $  (0.06)     $   0.03      $  (0.30)
                                                          ========      ========      ========      ========
       Net income (loss) per share: diluted .........     $   0.04      $  (0.06)     $   0.03      $  (0.30)
                                                          ========      ========      ========      ========
       Weighted average common shares: basic ........       67,865        50,875        67,116        48,638
                                                          ========      ========      ========      ========
       Weighted average common shares: diluted ......       74,787        50,875        72,451        48,638
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

                                 SCANSOFT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS
                                                                                                ENDED
                                                                                            SEPTEMBER 30,
                                                                                      ----------------------
                                                                                          2002          2001
                                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...............................................................     $  1,893      $(14,509)
     Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization ..............................................        1,535         1,395
     Allowances for returns and bad debts .......................................        1,246        (1,460)
     Amortization of intangible assets ..........................................        8,940        20,500
     Non-cash portion of restructuring and other charges ........................          113          --
     Gain on disposal or sale of property and equipment .........................          (30)          (89)
     Deferred compensation ......................................................           77          --
     Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable .....................................................       (4,234)         (147)
        Inventory ...............................................................       (1,003)          335
        Prepaid expenses and other assets .......................................       (1,189)          613
        Other assets ............................................................         (273)         --
        Accounts payable ........................................................         (292)         (799)
        Accrued expenses ........................................................        2,162        (1,117)
        Deferred revenue ........................................................       (2,682)        1,371
                                                                                      --------      --------
Net cash provided by operating activities .......................................        6,263         6,093
                                                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures for property and equipment ............................       (2,090)         (563)
     Proceeds from sale of property and equipment ...............................           42           344
     Payments of acquisition-related liabilities ................................       (2,360)         --
     Cash paid for acquisition ..................................................         (500)         --
     Other ......................................................................         --              62
                                                                                      --------      --------
Net cash used in investing activities ...........................................       (4,908)         (157)
                                                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on short-term borrowings ..........................................         --          (3,400)
     Payments of capital lease obligation .......................................         (238)         --
     Purchase of treasury stock .................................................       (7,000)         (521)
     Payments of notes payable related to acquisition ...........................         (586)         --
     Payments under deferred payment agreement ..................................       (1,824)         --
     Proceeds from private placement of common stock, net of issuance costs .....        5,690          --
     Proceeds from the issuance of common stock upon exercise of options ........        2,545         4,995
                                                                                      --------      --------
Net cash provided by (used in) financing activities .............................       (1,413)        1,074
                                                                                      --------      --------
Effects of exchange rate changes on cash and cash equivalents ...................          116          (312)
                                                                                      --------      --------
Net increase in cash and cash equivalents .......................................           58         6,698
Cash and cash equivalents at beginning of period ................................       14,324         2,571
                                                                                      --------      --------
Cash and cash equivalents at end of period ......................................     $ 14,382      $  9,269
                                                                                      ========      ========
Supplemental disclosure of noncash investing activities:
Shares issued in connection with the purchase of assets (Note 5) ................     $    600      $   --
                                                                                      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company", "we" or "ScanSoft") have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2002 and 2001 and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

    The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or any future period.

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

    In November 2001, the Emerging Issues Task Force ("EITF"), a committee of the FASB, reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" (EITF 01-9). EITF 01-9 presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established, in which case such amounts may be recorded as operating expenses. The Company implemented EITF 01-9 on January 1, 2002. The implementation resulted in a $0.05 million and $0.3 million reduction to net revenue and a corresponding reduction to selling, general and administrative expenses for the three and nine months ended September 30, 2002, respectively. Additionally, it resulted in the reclassification of $0.3 million and $0.8 million from selling, general and administrative expenses to net revenue for the three and nine months ended September 30, 2001, respectively.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

3. BALANCE SHEET COMPONENTS

The following table summarizes key balance sheet components (in thousands):

                                      SEPTEMBER 30,  DECEMBER 31,
                                          2002          2001
                                        -------       -------
Inventory:
    Raw materials .................     $  --         $   107
    Finished goods ................       1,562           400
                                        -------       -------
                                        $ 1,562       $   507
                                        =======       =======
Other accrued expenses:
    Accrued compensation ..........     $ 2,483       $ 2,775
    Accrued sales and marketing ...       1,566         1,160
    Accrued restructuring .........         732           634
    Accrued royalties .............         491           750
    Accrued professional fees .....         525           571
    Accrued acquisition liabilities       1,800         6,065
    Accrued income taxes and other        4,098         2,516
                                        -------       -------
                                        $11,695       $14,471
                                        =======       =======

    During the nine months ended September 30, 2002, the Company entered into settlement agreements related to certain contractual liabilities assumed in connection with the acquisition of the majority of the speech and language technology operations of Lernout & Hauspie (L&H acquisition), which occurred on December 12, 2001. Upon settlement of these liabilities, $1.9 million of the assumed liabilities recorded at the date of acquisition were reversed with a corresponding reduction recorded to the carrying value of goodwill.

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

    Under SFAS 142, the Company was required to complete a transitional impairment test on all goodwill effective as of January 1, 2002 on a reporting unit basis. A reporting unit is defined as an operating segment or one level below an operating segment referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business and discrete financial information is prepared and regularly reviewed by management. The Company determined that it operates in one reporting unit and, therefore, has completed the transitional goodwill impairment test on an enterprise-wide basis.

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

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    The fair value of the reporting unit was determined using the Company's market capitalization as of January 1, 2002. As the fair value of the reporting unit as of January 1, 2002 was in excess of the carrying amount of the net assets, the Company concluded that its goodwill was not impaired, and no impairment charge was recorded. The Company will complete additional goodwill impairment analyses at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired. The Company will perform its annual assessment during the fourth quarter of 2002.

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

    The following summary reflects the consolidated results of operations as if SFAS 142 had been adopted at the beginning of the periods presented (in thousands, except net income (loss) per share amounts):

                                                          THREE MONTHS ENDED,        NINE MONTHS ENDED,
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                      -----------------------      ------------------------
                                                           2002          2001           2002           2001
                                                      ---------     ---------      ---------     ----------
Net income (loss):
     Reported net income (loss) .................     $   2,825     $  (3,214)     $   1,893     $  (14,509)
     Effect of goodwill amortization ............          --           2,597           --            7,790
                                                      ---------     ---------      ---------     ----------
     Adjusted net income (loss) .................     $   2,825     $    (617)     $   1,893     $   (6,719)
                                                      =========     =========      =========     ==========
Basic net income (loss) per share:
     Reported basic net income (loss) per share .     $    0.04     $   (0.06)     $    0.03     $    (0.30)
     Effect of goodwill amortization ............          --             .05        --                 .16
                                                      ---------     ---------      ---------     ----------
     Adjusted basic net income (loss) per share .     $    0.04     $   (0.01)     $    0.03     $    (0.14)
                                                      =========     =========      =========     ==========
Diluted net income (loss) per share:
     Reported diluted net income (loss) per share     $    0.04     $   (0.06)     $    0.03     $    (0.30)
     Effect of goodwill amortization ............          --             .05        --                 .16
                                                      ---------     ---------      ---------     ----------
     Adjusted diluted net income (loss) per share     $    0.04     $   (0.01)     $    0.03     $    (0.14)
                                                      =========     =========      =========     ==========

Other intangible assets consist of the following (in thousands):

SEPTEMBER 30, 2002         GROSS CARRYING           ACCUMULATED         NET CARRYING
                                AMOUNT              AMORTIZATION            AMOUNT
                           --------------           -------------       ------------
Core technology                $ 48,130                 $17,343           $30,787
Developed technology             16,340                  16,340               --
Trademarks and patents            7,461                   2,573             4,888
Non-competition agreement         4,048                   4,048               --
Acquired favorable lease            553                     553               --
OEM relationships                 1,100                     740               360
Other                               200                     200               --
                               --------                  ------             ----
                               $ 77,832                 $41,797           $36,035
                               ========                 =======           =======


DECEMBER 31, 2001          GROSS CARRYING            ACCUMULATED       NET CARRYING
                                AMOUNT               AMORTIZATION          AMOUNT
                           --------------            ------------      ------------
Core technology                $ 46,456                $ 11,771            $34,685
Developed technology             16,340                  14,714              1,626
Trademarks and patents            7,461                   1,784              5,677
Non-competition agreement         4,048                   3,646                402
Acquired favorable lease            553                     355                198
OEM relationships                 1,100                     524                576
Assembled workforce                 374                     270                104
Other                               200                     167                 33
                               --------                --------            -------
                               $ 76,532                $ 33,231            $43,301
                               ========                ========            =======

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    Aggregate amortization expense was $2.2 million and $8.9 million for the three and nine months ended September 30, 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years as of September 30, 2002 is as follows (in thousands):

                                       YEAR ENDING                          AMOUNT
                                       -----------                          ------
                                  Remainder of 2002                          $2,212
                                               2003                           8,847
                                               2004                           7,977
                                               2005                           3,576
                                               2006                           2,327
                                               2007                           2,284
                                         Thereafter                           8,812
                                                                           --------
                                              Total                        $ 36,035
                                                                           ========

5. ACQUISITION

    On February 22, 2002, the Company entered into a definitive asset purchase agreement (the "Purchase Agreement") to acquire certain assets and intellectual property from L&H Holdings USA, Inc. The transaction was completed on March 21, 2002. Pursuant to the Purchase Agreement, the Company acquired patents and core technology associated with the Audiomining assets of the speech and language technology assets of L&H and paid $1.5 million in total consideration to L&H as follows: $0.5 million in cash, 121,359 shares of the Company's common stock valued at $0.6 million (based on the average of the closing share price of the Company's stock 5 days before and after the date the transaction was completed) and a 9% promissory note in the principal amount of $0.4 million (the "Note"), with principal and interest to be repaid in full on July 31, 2002. The Company incurred $0.2 million of acquisition related costs. The purchase price including acquisition costs of $1.7 million was allocated to core technology.

    On July 31, 2002, the Company repaid all amounts due under the Note, which included principal and interest of $414,000.

6. RESTRUCTURING AND OTHER CHARGES

    In January 2002, the Company announced, and in March 2002 completed, a restructuring plan to consolidate facilities, worldwide sales organizations, research and development teams and other personnel following the December 12, 2001 L&H acquisition. As a result, the Company exited facilities in both North America and Europe, eliminating 21 employee positions, including 12 in research and development and nine in selling, general and administrative functions. In the first quarter of 2002, the Company recorded a restructuring charge in the amount of $0.6 million for severance payments to these employees, and a restructuring charge of $0.4 million for certain termination fees to be incurred as a result of exiting the facilities, including the write-off of previously recorded assembled workforce of $0.1 million.

    During the nine months ended September 30, 2002, the Company paid a total of $0.7 million in severance payments, of which $0.6 million related to the March 2002 restructuring and $0.1 million related to severance paid to the former Caere President and CEO, pursuant to a 2000 restructuring.

    At September 30, 2002, the remaining restructuring accrual from the current and prior restructuring activities amounted to $0.7 million. This balance is comprised of $0.2 million of lease exit costs resulting from the 2002 restructuring and $0.5 million of severance to the former Caere President and CEO. The severance due to the former Caere President and CEO will be paid through March 2005.

    The following table sets forth activity under the 2002 and 2000 restructuring actions (in thousands):

    RESTRUCTURING AND OTHER CHARGES RESERVE

                                                                EMPLOYEE       LEASE
                                                                 RELATED     EXIT COSTS      TOTAL
                                                                 -------     ----------      -----
Balance at December 31, 2001 ...............................     $   634      $  --        $   634
Restructuring and other charges for March 2002 restructuring         576          465        1,041
Non cash write-offs ........................................        --           (113)        (113)
Cash payments ..............................................        (722)        (108)        (830)
                                                                 -------      -------      -------
Balance at September 30, 2002 ..............................     $   488      $   244      $   732
                                                                 =======      =======      =======

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. DEFERRED PAYMENT AGREEMENT

    In connection with the Caere acquisition in the first quarter of 2000 and pursuant to a concurrent non-competition and consulting agreement, the Company agreed to pay in cash to the former Caere President and CEO, a current member of the Board of Directors of the Company, on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by 486,548. On March 5, 2002, the Company negotiated a deferred payment agreement with the former Caere President and CEO to terminate this agreement. Under the terms of the deferred payment agreement, the Company paid $1.0 million in cash on March 5, 2002 and agreed to make future cash payments totaling $3.3 million, with such amounts payable in equal quarterly installments of approximately $0.4 million over the following two years. During the nine months ended September 30, 2002, the Company paid two quarterly installments under this agreement totaling $0.8 million.

    The total consideration of this agreement was accounted for in the original Caere purchase price and had no effect on the results of operations. The remaining liability at September 30, 2002 is $2.4 million, of which $1.6 million is included in other current liabilities and $0.8 million is included in other long-term liabilities.

8. NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Basic net income per share for the three and nine months ended September 30, 2002 includes the assumed conversion of the Series B Preferred Stock, which participates in dividends with common stock when and if declared as well as the weighted average impact of vested restricted stock shares. Diluted net income (loss) per share is computed based on (i) the weighted average number of common shares outstanding,
(ii) the assumed conversion of the Series B Preferred Stock, and (iii) the effect, when dilutive, of outstanding stock options, warrants, and unvested shares of restricted stock using the treasury stock method.

    The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                            -------------         -------------
                                                           2002       2001      2002       2001
                                                           ----       ----      ----       ----
Basic net income (loss) per share:
    Weighted average number of common shares
     outstanding.....................................    64,303     50,875     63,554     48,638
    Assumed conversion of Series B Preferred Stock ..     3,562       --        3,562       --
                                                         ------     ------     ------     ------
Weighted average common shares: basic ...............    67,865     50,875     67,116     48,638

Effect of dilutive common equivalent shares:
     Stock options ..................................     6,362       --        4,772       --
     Warrants .......................................       463       --          468       --
     Unvested restricted stock ......................        97       --           95       --
                                                         ------     ------     ------     ------
Weighted average common shares: diluted .............    74,787     50,875     72,451     48,638
                                                         ======     ======     ======     ======

    For the three and nine months ended September 30, 2002, stock options to purchase 3,383,559 and 1,655,604 shares, respectively, of common stock were outstanding but were excluded from the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the Company's common stock during the periods.

    For the three and nine months ended September 30, 2001, diluted net loss per share excludes 5,300,741 and 4,611,135 common share equivalents, respectively. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for all periods presented.

9. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss), net of taxes, was approximately $3.0 million and $2.4 million for the three and nine months ended September 30, 2002, respectively, and was approximately ($3.3) million and ($14.8) million for the three and nine months ended September 30, 2001, respectively. Total comprehensive income (losses) consisted of net income or losses and foreign currency translation adjustments for the respective periods.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES

     In December 2001, the Company was sued for patent infringement initiated by the Massachusetts Institute of Technology and Electronics For Imaging, Inc. The Company was one of more than 200 defendants named in this suit. Damages are sought in an unspecified amount. The Company filed an Answer and Counterclaim on July 1, 2002. The Company cannot predict the outcome of the claim, nor can it make any estimate of the amount of damages, if any, for which it will be held responsible in the event of a negative conclusion of the claim. The Company believes this claim has no merit, and it intends to defend the action vigorously.

    As a normal incidence of the nature of the Company's business, various claims, charges and litigation have been asserted or commenced against the Company arising from or related to employee relations and other business matters. Management does not believe these claims will have a material effect on the financial position or results of operations of the Company.

11.  EQUITY TRANSACTIONS

    On April 12, 2002, the Company completed a private placement of 1.0 million shares of common stock at a purchase price of $6.00 per share with SF Capital Partners Ltd., resulting in proceeds, net of issuance costs, of $5.7 million.

    In September of 2002, the Company repurchased 1,461,378 shares of common stock from L&H Holdings USA, Inc. and Lernout & Hauspie Speech Products N.V. (collectively, L&H) at $4.79 per share for a total consideration of $7.0 million. The price per share was based on the greater of $4.79 or the twenty day trading average beginning August 14, 2002, which was $4.67. These shares represented a portion of the common shares that were issued to L&H in connection with the December 12, 2001 acquisition of certain of L&H's speech and language technology operations and the March 21, 2002 acquisition of the AudioMining assets of L&H Holdings USA, Inc., a wholly-owned subsidiary of L&H. The Company agreed to issue 150,000 shares of its common stock to L&H if it does not complete an underwritten public offering of the shares held by L&H by December 15, 2002. The Company further agreed to issue an additional 150,000 shares of its common stock to L&H if it does not complete an underwritten public offering by February 15, 2003. The Company also will be required to issue an additional 100,000 shares of its common stock to L&H if, by February 15, 2003, it fails to file a registration statement to register the shares remaining unsold. Additionally, if the consummation of the offering does not occur by January 1, 2003, the outstanding principal and interest under the $3.5 million promissory note that was issued in connection with the acquisition of L&H operations would become immediately due and payable. The value ascribed to the potential right to acquire additional shares of the Company's common stock was valued at $0.3 million using a probability-weighted, Black-Scholes valuation model and recorded as a credit to additional paid-in capital, with a corresponding reduction in additional paid-in capital because the Company has an accumulated deficit. Accordingly, the right had no net effect on the Company's financial position or results of operations.

12.  SUBSEQUENT EVENTS

     On October 7, 2002, the Company signed a definitive agreement with Royal Philips Electronics (Philips) to acquire its Speech Processing Telephony and Voice Control business units and related intellectual property. Under the agreement, the Company will pay Philips $3.0 million in cash, issue a $4.9 million note due December 31, 2003 bearing 5.0% interest per annum and issue a $27.5 million three-year, zero-interest debenture, convertible at any time into shares of the Company's common stock at $6.00 per share. The Company expects to close the transaction in the first quarter of 2003.

     On October 21, 2002, the Company filed with the Securities and Exchange Commission two registration statements. The first registration statement was filed in connection with a proposed underwritten public offering of 7.0 million shares of the Company's common stock, of which 6.0 million shares are being offered by Lernout & Hauspie Speech Products N.V. and L&H Holdings USA, Inc. and
1.0 million shares are being offered by the Company. The second registration statement provides for the registration of 9.0 million shares of the Company's common stock on behalf of three large institutional investors. These shares will not be included in the proposed underwritten public offering and are being registered pursuant to registration rights agreements previously entered into by the Company.

On October 31, 2002, the Company entered into a two year Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank") that consisted of a $10,000,000 revolving loan (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at the Bank's prime rate plus 0.375% or 0.75%, which is determined by the Company's fixed charge coverage ratio, as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time will be limited to the lesser of $10,000,000 or a borrowing base. The borrowing base will be equal to either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, which is determined by the

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Company's fixed charge coverage ratio. Pursuant to the Loan Agreement, the Company will be required to maintain certain financial and non-financial covenants, the most restrictive of which is a quarterly minimum fixed charge coverage ratio of 1.25 to 1.00. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, predominantly its accounts receivable, but not its intellectual property.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto, located in Item 1 of this quarterly report.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements. These forward-looking statements include predictions regarding:

     -    our revenue, earnings, cash flow and liquidity;
     -    our strategy relating to speech and language technologies;
     - our expectations regarding our acquisition of certain assets from Philips, including the expected closing date;
     -    the potential of future product releases;
     - our product development plans and investments in research and development;
     -    future acquisitions;
     -    international operations and localized versions of our products; and
     -    cost savings arising from the Company's 2002 restructuring;
     -    legal proceedings and litigation matters.

    You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue" or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

    Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this quarterly report under the heading "Risk Factors That May Affect our Future Results of Operations." All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

OVERVIEW

     We are a leading provider of software that enables the capture and conversion of information, including documents, images and speech, into digital applications. Our products and technologies replace manual processes with automated solutions that help enterprises, professionals and consumers increase productivity, reduce costs and save time. Our products are built upon core technologies in digital capture and speech, and are sold as solutions into the financial, legal, healthcare, government, telecommunications and automotive industries. We focus on markets where we can exercise market leadership, where significant barriers to entry exist and where we possess competitive advantages, because of the strength of our technologies, products, channels and business processes.

     On December 12, 2001, we acquired substantially all of the speech and language technologies operations of L&H. Consideration for the transaction comprised $10 million in cash, a $3.5 million note and 7.4 million shares of our common stock having a value of $27.8 million. The operations acquired include text-to-speech, speech recognition and dictation, and voice control technologies.

     On October 7, 2002, we entered into a definitive agreement with Royal Philips Electronics (Philips) to acquire the Philips Speech Processing Telephony and Voice Control business units and related intellectual property. Consideration for the transaction will consist of $3.0 million in cash, a $4.9 million note due December 31, 2003 bearing 5.0% interest per annum and a $27.5 million three-year, zero-interest debenture, convertible at any time into shares of our common stock at $6.00 per share. We expect that this transaction will close during the first quarter of 2003. The technology to be acquired includes several speech recognition and voice control products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table presents, as a percentage of net revenue, certain selected financial data for the three and nine months ended September 30, 2002 and 2001:

                                               THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------         -------------------------------
                                                  2002                2001                 2002                 2001
                                                 ------              ------               ------               ------
Net revenue .............................        100.0%               100.0%               100.0%               100.0%
  Cost and expenses:
     Cost of revenue ....................         14.9                 20.8                 16.6                 20.9
     Research and development ...........         25.7                 21.4                 27.3                 22.7
     Selling, general and administrative          40.4                 39.0                 41.0                 42.9
     Amortization of intangible assets ..          7.8                 40.8                 11.4                 46.5
     Restructuring and other charges ....           --                   --                  1.3                   --
            Total costs and expenses ....         88.8                122.0                 97.6                133.0
                                                ------               ------               ------               ------
Income (loss) from operations ...........         11.2                (22.0)                 2.4                (33.0)
                                                ------               ------               ------               ------
Other income (expense), net .............         (0.6)                 0.1                 (0.2)                (0.3)
                                                ------               ------               ------               ------
Income (loss) before income taxes .......         10.6                (21.9)                 2.2                (33.3)
Provision for (benefit from) income taxes          0.6                 (2.7)                (0.2)                (0.4)
                                                ------               ------               ------               ------
Net income (loss) .......................         10.0%               (19.2%)                2.4%               (32.9%)
                                                ======               ======               ======               ======

GENERAL

     We derive our revenue from sales of our software products to customers through distribution partners and value-added resellers, royalty revenues from OEM partners, license fees from sales of our products to customers and from services, primarily maintenance associated with software license transactions.

     Sales of our software products through distribution partners and value-added resellers provide certain rights of return. As a result, we make estimates of potential future product returns related to products sold to distributors. Our estimates of sales returns and allowance reserves are based on inventory levels at distributors and value-added resellers as well as historical returns, current economic trends, and obsolescence based on new product introductions. The judgments and estimates used in connection with establishing the sales returns may be material in any accounting period. If actual returns differ significantly from those estimates, such differences may have a material impact on the results of operations for the period in which the actual returns become known. Similarly, we must make estimates of the uncollectibility of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

     If our experience changes dramatically due to changes in the market, changes in our customer base, seasonality or other economic factors, our ability to make such estimates may be impacted and therefore we may be unable to recognize revenue until these rights lapse or until we receive royalty payments. Historically, we have not experienced material differences between estimated and actual revenue in any reporting period.

     Cost of revenue consists primarily of material costs, third-party royalties, fulfillment and salaries for product support personnel and related costs associated with contracts, which are accounted for under the percentage of completion method of accounting. Currently, most of our software products are manufactured, packaged and shipped by GlobalWare Solutions on a worldwide basis. We believe that, if necessary, we could transition the services provided by GlobalWare to another third party provider with minimal disruption to our operations.

     Research and development expense consists primarily of salary and benefits costs of engineers. We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we plan to continue to invest in research and development activities. To date, we have not capitalized any development costs as the cost incurred after technological feasibility but before release of product has not been significant.

     Selling expenses include salaries, commissions, advertising, direct mail, public relations, trade shows, travel and other related sales and marketing expenses. General and administrative expenses include personnel costs for administration, finance, human resources,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

information systems and general management, in addition to legal and accounting expenses and other professional services. We attempt to control selling, general and administrative expense; however, if revenue continues to grow, we expect selling, general and administrative expense to increase to support our growing operations. In addition, we may increase selling, general and administrative expenses in advance of revenue to support expected future revenue growth in specific product lines or geographic regions.

NET REVENUE

    Net revenue for the three months ended September 30, 2002 increased by $11.5 million or 68% from the comparable period in 2001. This increase was the result of revenues generated by our speech recognition and dictation products. Revenue from our speech recognition and dictation products was $11.6 million and zero for the three months ended September 30, 2002 and 2001, respectively. Revenues of $16.6 million generated by our digital capture products for the three months ended September 30, 2002 remained relatively consistent with the comparable period of 2001. During August 2002, we launched an updated version of our digital capture product, OmniPage Pro 12, across most channels. The product launch contributed to an overall increase in revenues from our digital capture products primarily in our VAR/retail and direct channels, offset by lower revenues from our OEM customers as compared to 2001. Digital capture revenue from our OEM customers was higher in the three months ended September 30, 2001, due to a significant contract with an OEM customer.

    Net revenue for the nine months ended September 30, 2002 increased by $34.1 million or 77% from the comparable period in 2001. The growth in revenue for the nine months ended September 30, 2002 was the result of revenues generated from our speech recognition and dictation products. Revenue from our speech recognition and dictation products was $32.3 million and zero for the nine months ended September 30, 2002 and 2001, respectively. The increase in revenue was due to the L&H acquisition, which occurred in December 2001. Revenue from our digital capture products was $45.9 million and $44.1 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in revenue from our digital capture products from the comparable period in 2001 was due to an increase in our digital paper management product line, and the product launch during August 2002 of our digital capture product, as well as the recognition of revenue, previously deferred, on a significant long-term OEM contract.

    Geographic revenue classification is based on the country in which the sale is invoiced. Geographic revenues were relatively constant in the three and nine months ended September 2002. Revenue for the three months ended September 30, 2002 was 74% North America and 26% international versus 78% and 22%, respectively for the comparable period in 2001. Revenue for the nine months ended September 30, 2002 was 74% North America and 26% international, versus 79% North America and 21% international for the comparable period in 2001.

    A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. We believe that if provided with this information, our geographical revenue classification would indicate a higher international percentage. Based on an estimate that factors our OEM partners' geographical revenue mix to our revenues generated from these OEM partners, revenue for the three months ended September 30, 2002 is approximately 70% North America and 30% international, compared to 69% and 31%, respectively, for the comparable period of 2001. Revenue for the nine months ended September 30, 2002, based on this estimate, is approximately 69% North America and 31% international, compared to 72% North America and 28% international for the comparable period in 2001. The increase in our international revenue percentage for the nine months ended September 30, 2002 is driven primarily from Europe and Asia and is the result of increased sales and marketing resources, the addition of resellers, the release of our speech recognition and dictation products, as well as increased revenues from our embedded text-to-speech technologies.

    The breakdown of net revenue for the three months ended September 30, 2002 was 44% VAR/retail, 27% direct and 29% OEM compared to 50% VAR/retail, 18% direct and 32% OEM for the same period in 2001. The breakdown of revenue for the nine months ended September 30, 2002 was 43% VAR/retail, 23% direct, and 34% OEM compared to 48% VAR/retail, 22% direct, and 30% OEM for the same period in 2001. The increase in OEM for the nine months ended September 30, 2002 is the result of increased contracts with our OEM partners, including the recognition of revenue previously deferred on a significant long-term OEM contract. Direct revenue is higher for the three months ended September 30, 2002, as a result of a new product launch from our digital capture products that occurred during the third quarter of 2002.

COST OF REVENUE

    Cost of revenue for the three months ended September 30, 2002 was $4.2 million or 14.9% of revenue, compared to $3.5 million or 20.8% of revenue in the comparable period of 2001. Cost of revenue for the nine months ended September 30, 2002 was $12.9 million or 16.6% of revenue, compared to $9.2 million or 20.9% for the same period in 2001. The increase in cost of revenue in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

absolute dollars for both the three and nine months ended September 30, 2002 is directly attributable to the increase in the volume of product sales to the VAR/retail customers as well as increased embedded text-to-speech revenue which bears a higher cost than our traditional software products. The decrease in cost of revenue as a percentage of revenue for both the three and nine months ended September 30, 2002 is due to a higher proportion of higher margin OEM and corporate licensing revenues and lower supply chain logistics and direct fulfillment costs as compared to the same periods in 2001.

RESEARCH AND DEVELOPMENT EXPENSE

    Research and development costs were $7.3 million or 25.7% of revenue for the three months ended September 30, 2002, compared to $3.6 million or 21.4% of revenue for the comparable period in 2001. Research and development costs for the nine months ended September 30, 2002 were $21.3 million or 27.3% of revenue, compared to $10.0 million or 22.7% for the comparable period in 2001. The increase in research and development expenses for both the three and nine months ended September 30, 2002 is primarily the result of increased headcount and costs associated with the L&H acquisition. Headcount was increased by approximately 138 employees with the L&H acquisition. Cost savings from the restructuring actions taken in 2002 for the three and nine months ended September 30, 2002 were $0.2 million and $0.4 million, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense for the three months ended September 30, 2002 was $11.4 million or 40.4% of revenue, compared to $6.5 million or 39.0% of revenue for the same period in 2001. Selling, general and administrative expense for the nine months ended September 30, 2002 was $32.1 million or 41.0% of revenue, compared to $18.9 million or 42.9% for the same period in 2001. The increase in selling, general and administrative expense in absolute dollars for both the three and nine months ended September 30, 2002 is the result of increased headcount of approximately 74 employees, primarily in sales and marketing, added facility costs, and legal expenses related to our increased patent and trademark portfolio acquired from L&H. The decrease in selling, general, and administrative expense as a percentage of revenue for the nine months ended September 30, 2002 is the result of synergies associated with the L&H acquisition, focused market spending and revenue growth.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets for the three months ended September 30, 2002 was $2.2 million compared to $6.8 million for the comparable period in 2001. Amortization of intangible assets for the nine months ended September 30, 2002 was $8.9 million compared to $20.5 million for the comparable period in 2001. The decrease in amortization expense is partially attributable to the adoption of SFAS 142, as a result of which we ceased the amortization of goodwill and acquired workforce of approximately $2.6 million per quarter. Additionally, amortization expense decreased $2.6 million and $5.2 million in the three and nine months ended September 30, 2002, respectively, due to intangible assets that became fully amortized in the first quarter of 2002. This reduction was offset by additional amortization of approximately $0.6 million and $1.7 million for the three and nine months ended September 30, 2002 from the L&H acquisition.

RESTRUCTURING AND OTHER CHARGES

    In January 2002, we announced, and in March 2002 completed, a restructuring plan to consolidate facilities, worldwide sales organizations, research and development teams and other personnel following the December 12, 2001 L&H acquisition. As a result, we exited facilities in both North America and Europe, eliminating 21 employee positions, including 12 in research and development and nine in selling, general and administrative functions. In the first quarter of 2002, we recorded a restructuring charge in the amount of $0.6 million for severance payments to these employees and a restructuring charge of $0.4 million for certain termination fees to be incurred as a result of exiting the facilities, including the write-off of previously recorded assembled workforce of $0.1 million.

    During the nine months ended September 30, 2002, we paid a total of $0.7 million in severance payments, of which $0.6 million related to the March 2002 restructuring and $0.1 million related to severance paid to the former Caere President and CEO, pursuant to a 2000 restructuring.

    At September 30, 2002, the remaining restructuring accrual from the current and prior restructuring activities amounted to $0.7 million. This balance is comprised of $0.2 million of lease exit costs resulting from the 2002 restructuring and $0.5 million of severance to the former Caere President and CEO. The severance due to the former Caere President and CEO will be paid through March 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We anticipate that the 2002 restructuring action will provide future cost savings of $0.4 million for the remaining three months of 2002, of which $0.3 million relates to employee-related costs and $0.1 million relates to lease exit costs.

INCOME (LOSS) FROM OPERATIONS

      As a result of the above factors, income from operations was approximately $3.2 million in the three months ended September 30, 2002 compared to a loss of approximately ($3.7) million in the comparable period in 2001; while income from operations was approximately $1.9 million in the nine months ended September 30, 2002 compared with a loss of ($14.5) million in the comparable period in 2001.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net was ($168,000) for the three months ended September 30, 2002, compared to $13,000 for the same period in 2001. Other income (expense), net was ($178,000) for the nine months ended September 30, 2002 compared to ($126,000) for the same period in 2001. The change in other income (expense), net for the three months ended September 30, 2002 from the comparable period of 2001 is the result of higher foreign exchange currency losses, higher interest expense and lower interest income. The change in other income (expense), net for the nine months ended September 30, 2002 from the comparable period of 2001 is the result of higher interest expense and lower other income, offset by higher interest income, $113,000 of which was earned on an IRS tax refund received in the second quarter of 2002.

INCOME (LOSS) BEFORE INCOME TAXES

     Income before income taxes was approximately $3.0 million in the three months ended September 30, 2002 compared to a loss of approximately ($3.7) million in the comparable period in 2001; our income before income taxes was approximately $1.7 million in the nine months ended September 30, 2002, compared with a loss of ($14.7) million in the comparable period in 2001.

INCOME TAXES

    The provision for income taxes was $162,000 for the three months ended September 30, 2002 and consisted of foreign and state tax provisions for which no operating loss carryforwards are available to offset the related taxable income. The (benefit from) income taxes of ($465,000) for the three months ended September 30, 2001 consisted of foreign and state tax provisions offset by a state tax benefit, related to the favorable completion of a state tax audit of Caere Corporation for 1996 and 1997.

    The (benefit from) income taxes of ($166,000) for the nine months ended September 30, 2002 consisted of foreign and state tax provisions, offset by a federal tax benefit of ($900,000), related to a refund of taxes paid by Caere Corporation prior to its acquisition by us. The (benefit from) income taxes of ($162,000) for the nine months ended September 30, 2001 consisted of foreign and state tax provisions offset by the state tax benefit.

NET INCOME (LOSS)

     As a result of all these factors, net income totaled approximately $2.8 million in the three months ended September 30, 2002, compared to a net loss of approximately ($3.2) million in the comparable period in 2001; while net income totaled approximately $1.9 million in the nine months ended September 30, 2002, compared with a net loss of approximately ($14.5) million in the comparable period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2002, we had cash and cash equivalents of $14.4 million and net working capital of $15.8 million as compared to $14.3 million in cash and cash equivalents and net working capital of $9.3 million at December 31, 2001.

    Net cash provided by operating activities for the nine months ended September 30, 2002 was $6.3 million compared to $6.1 million for the same period in 2001. Cash provided by operations in the 2002 period came primarily from operating income, net of non-cash adjustments, and higher balances in accrued expenses. These increases were offset primarily by higher balances in accounts receivable, inventory, prepaid expenses and other current assets and other assets, and lower balances in accounts payable, as well as the recognition of revenue on a long-term contract that was classified as deferred revenue at December 31, 2001, for which cash was collected in a prior period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The increase in accounts receivable from December 31, 2001 is primarily the result of the timing of the introduction of our digital capture product release which resulted in a higher than normal level of sales in the last six weeks of the quarter. Additionally, the increase in allowances for returns and bad debts from December 31, 2001 is also due to the timing of our digital capture product release, resulting in higher inventory balances at distributors, which will be sold through to retailers in future quarters. We have not incurred any significant losses on our accounts receivable balances.

    Net cash used in investing activities during the nine months ended September 30, 2002, was $4.9 million compared to $0.2 million for the same period in 2001. Net cash used in investing activities during the 2002 period consisted of $2.1 million in capital expenditures, which included costs to build out facilities in both North America and Europe and $2.9 million of payments associated with acquisitions. The comparable period in 2001 included capital expenditures of $0.6 million, offset by $0.3 million in proceeds from the sale of property and equipment.

    Net cash used in financing activities for the nine months ended September 30, 2002 was $1.4 million compared to $1.1 million of net cash provided by financing activities for the same period in 2001. Net cash used in financing activities during the 2002 period consisted of proceeds of $2.5 million from the exercise of stock options and net proceeds of $5.7 million from a private placement of our common stock. This was offset by a $0.2 million payment on our capital lease obligation, a $7.0 million payment to repurchase shares of our treasury stock held by L&H, a $0.6 million payment of notes payable related to acquisitions and a $1.8 million payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement. Net cash provided by financing activities during the comparable period in 2001 included proceeds of $5.0 million from a private placement of our common stock, partly offset by payments of $3.4 million to repay in full our prior line of credit and payments of $0.5 million to repurchase shares of our stock on the open market.

     On October 7, 2002, we signed a definitive agreement with Philips to acquire its Speech Processing Telephony and Voice Control business units, and related intellectual property. Under the terms of the agreement, we will pay Philips $3.0 million in cash, issue a $4.9 million note due December 31, 2003 bearing 5.0% interest per annum and issue a $27.5 million three-year, zero-interest debenture, convertible at any time into shares of our common stock at $6.00 per share. With respect to the cash payment, we will pay $2.0 million at closing and an additional $1.0 million no later than December 31, 2003.
We expect to close the transaction in the first quarter of 2003. We plan to satisfy the cash payment from our existing cash balances.

    On October 31, 2002, we entered into a two year Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank") that consisted of a $10,000,000 revolving loan (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at the Bank's prime rate plus 0.375% or 0.75%, which is determined by our fixed charge coverage ratio, as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time will be limited to the lesser of $10,000,000 or a borrowing base. The borrowing base will be equal to either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, which is determined by our fixed charge coverage ratio. Pursuant to the Loan Agreement, we will be required to maintain certain financial and non-financial covenants, the most restrictive of which is a quarterly minimum fixed charge coverage ratio of 1.25 to 1.00. Borrowings under the Loan Agreement are collateralized by substantially all of our personal property, predominantly our accounts receivable, but not our intellectual property.

    In September of 2002, we repurchased 1,461,378 shares of common stock from L&H Holdings USA, Inc. and Lernout & Hauspie Speech Products N.V. (collectively, L&H) at $4.79 per share for a total consideration of $7.0 million. The price per share was based on the greater of $4.79 or the twenty day trading average beginning August 14, 2002, which was $4.67. We also agreed to register L&H's remaining holdings of our common stock in an underwritten public offering. If we do not complete an underwriting public offering by January 1, 2003, the outstanding principal and interest under the $3.5 million promissory note that we issued in connection with the L&H acquisition will be immediately due and payable.

    Historically and through the first quarter of 2002, we have sustained recurring losses from operations. In the quarters ended June 30 and September 30, 2002, we have attained profitability. We reported net income for the three and nine months ended September 30, 2002, and have an accumulated deficit of $151.4 million at September 30, 2002. We believe that operating expense levels in combination with expected future revenues will continue to result in positive cash flows from operations for 2002. We also believe that we have the ability to maintain operating expenses at levels commensurate with revenues to maintain positive cash flows from operations. Therefore, we believe that cash flows from future operations in addition to cash on hand and cash available from our Credit Facility will be sufficient to meet our working capital, investing, financing and contractual obligations as they become due, including the proposed Philips acquisition, for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table outlines our contractual payment obligations as of September 30, 2002:

                                                                      PAYMENTS DUE BY PERIOD
                                                      ----------------------------------------------------------
                                                                     WITHIN            WITHIN
CONTRACTUAL OBLIGATIONS (1)                             TOTAL        1 YEAR            2 YEARS        THEREAFTER
---------------------------                             -----        ------            -------        ----------
                                                                             (IN THOUSANDS)
Notes payable including interest..................    $  3,956       $  534            $3,422           $  --
Operating leases..................................       7,608        1,799             3,559            2,250
Caere acquisition related costs...................       2,457        1,638               819              --
                                                      --------       ------            ------           -----
Total contractual cash obligations................    $ 14,021       $3,971            $7,800           $2,250
                                                      ========       ======            ======           ======

    (1) Excludes the potential impact of the proposed Philips acquisition and potential effect of acceleration of the $3.5 million promissory note issue in connection with the L&H acquisition.

    We have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons, except as otherwise disclosed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" or SFAS 142. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the reassessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 required us to complete a transitional impairment test of goodwill within six months of the date of adoption. We have reassessed the useful lives of our existing intangible assets, other than goodwill, and believe that the original useful lives remain appropriate. In addition, we have determined that we operate in one reporting unit and, therefore, have completed our transitional goodwill impairment test on an enterprise-wide level. Based on this analysis, we have determined that goodwill recorded was not impaired, and no impairment charge has been recorded. We will complete additional goodwill impairment analyses at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired. We will perform the annual assessment during the fourth quarter of 2002.

    Significant judgments and estimates are involved in determining the useful lives of our intangible assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in events or circumstances, including but not limited to technological advances or competition which could result in shorter useful lives, additional reporting units which may require alternative methods of estimating fair value, or economic or market conditions which may affect previous assumptions and estimates, could have a significant impact on our results of operations or financial position through accelerated amortization expense or impairment charges.

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

    On January 1, 2002, we adopted EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," which requires amounts paid to resellers to be treated as a reduction of revenue, unless the consideration relates to an identifiable benefit, in which case such consideration may be recorded as an operating expense. We evaluate our marketing programs quarterly to ensure criteria are met for expense classification. The implementation resulted in a $0.05 million and $0.3 million reduction to net revenue and a corresponding reduction of selling, general and administrative expenses for the three and nine months ended September 30, 2002, respectively. Additionally, it resulted in the reclassification of $0.3 million and $0.8 million from selling, general and administrative expenses to net revenue for the three and nine months ended September 30, 2001, respectively.

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

RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS OF OPERATIONS

    You should carefully consider the risks described below before making a decision to invest in our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations and financial situation. Our business, financial condition and results of operations could be seriously harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. This quarterly report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below.

                         RISKS RELATING TO OUR BUSINESS

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY. IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE SIGNIFICANTLY.

     Our revenue and operating results have fluctuated in the past and may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that may cause fluctuations in our operating results include the following:

     - slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;
     -    volume, timing and fulfillment of customer orders;
     - customers delaying their purchase decisions in anticipation of new versions of products;
     -    introduction of new products by us or our competitors;
     -    seasonality;
     - reduction in the prices of our products in response to competition or market conditions;
     -    returns and allowance charges in excess of recorded amounts;
     -    timing of significant marketing and sales promotions;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     - increased expenditures incurred pursuing new product or market opportunities;
     - inability to adjust our operating expenses to compensate for shortfalls in revenue against forecast;
     -    demand for products; and
     -    general economic trends as they affect retail and corporate sales.

     Due to the foregoing factors, among others, our revenue and operating results are difficult to forecast. Our expense levels are based in significant part on our expectations of future revenue. Therefore, our failure to meet revenue expectations would seriously harm our business, operating results, financial condition and cash flows. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect our profitability because a relatively small amount of our expenses are intended to vary with our revenue in the short term.

WE HAVE A HISTORY OF LOSSES. WE MAY INCUR LOSSES IN THE FUTURE.

     Historically and through the first quarter of 2002, we have sustained recurring losses from operations. In the quarters ended June 30 and September 30, 2002, we have attained profitability. We reported net income for the three and nine months ended September 30, 2002, and have an accumulated deficit of $151.4 million at September 30, 2002. We believe that operating expense levels in combination with expected future revenues will continue to result in positive cash flows from operations for 2002. We also believe that we have the ability to maintain operating expenses at levels commensurate with revenues to maintain positive cash flows from operations. Therefore, we believe that cash flows from future operations in addition to cash on hand and cash available from our Credit Facility will be sufficient to meet our working capital, investing, financing and contractual obligations as they become due, including the proposed Philips acquisition, for the foreseeable future.

OUR BUSINESS COULD BE HARMED IF WE DO NOT SUCCESSFULLY MANAGE THE INTEGRATION OF THE BUSINESSES THAT WE ACQUIRE, INCLUDING OUR EXPECTED PURCHASE OF THE SPEECH PROCESSING TELEPHONY AND VOICE CONTROL BUSINESS UNITS FROM PHILIPS.

     As part of our business strategy, we have in the past and expect to continue to acquire other businesses and technologies. Our recent acquisition of the speech and language technology operations of Lernout & Hauspie Speech Products N.V. ("L&H") required substantial integration and management efforts. Our expected purchase of the Speech Processing Telephony and Voice Control business units from Philips, if and when completed, will pose similar challenges. Acquisitions involve a number of risks, including:

     - difficulty in transitioning and integrating the operations and personnel of the acquired businesses;
     - potential disruption of our ongoing business and distraction of management;
     - difficulty in incorporating acquired technology and rights into our products and technology;
     - unanticipated expenses and delays in completing acquired development projects and technology integration;
     - management of geographically remote units both in the United States and internationally;
     -    impairment of relationships with partners and customers;
     - entering markets or types of businesses in which we have limited experience; and potential loss of key employees of the acquired company.

     As a result of these and other risks, we may not realize anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate these acquired businesses and technologies could seriously harm our business.

A LARGE PART OF OUR REVENUE IS DEPENDENT ON CONTINUED DEMAND FOR OUR PRODUCTS FROM OEM PARTNERS.

     Many of our technologies are licensed to partners that incorporate our technologies into solutions that they sell to their customers. The commercial success of these licensed products depends to a substantial degree on the efforts of these licensees in developing and marketing products incorporating our technologies. The integration of our technologies into their products takes significant time, effort and investment, and products incorporating our technologies may never be successfully implemented or marketed by our licensees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OEM revenue represented 30% and 34% of our consolidated revenue for the year ended December 31, 2001 and for the nine months ended September 30, 2002, respectively. One of our partners, Xerox Corporation, accounted for 11% and 5% of our consolidated revenue during the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively. Our partners are not required to continue to bundle or embed our software, and they may choose the software products of our competitors in addition to, or in place of, our products. A significant reduction in OEM revenue would seriously harm our business, results of operations, financial condition and our stock price.

WE RELY ON A SMALL NUMBER OF DISTRIBUTION AND FULFILLMENT PARTNERS TO DISTRIBUTE MANY OF OUR PRODUCTS. ANY DISRUPTION IN THESE CHANNELS COULD HARM OUR RESULTS OF OPERATIONS.

     Our products are sold through, and a substantial portion of our revenue is derived from, a variety of distribution channels, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution partners, including 1450, Digital River, Ingram Micro and Tech Data. In particular, during the year ended December 31, 2001, one distributor, Ingram Micro, and one direct fulfillment partner, Digital River, accounted for 28% and 15% of our consolidated revenue, respectively. For the nine months ended September 30, 2002, Ingram Micro and Digital River accounted for 26% and 12% of our consolidated revenue, respectively. Additionally, our distributors in the retail channel are experiencing competition both among themselves and from the shift to electronic commerce. Also, if any of our major distribution and fulfillment partners were to fail to meet their financial obligations to us, this could require us to recognize a material amount of bad debts. Any disruption in these distribution and fulfillment partner relationships for which we are unable to compensate could negatively affect our results of operations.

SPEECH TECHNOLOGIES MAY NOT ACHIEVE WIDESPREAD ACCEPTANCE BY BUSINESSES, WHICH COULD LIMIT OUR ABILITY TO GROW OUR SPEECH BUSINESS.

     The market for speech technologies is relatively new and rapidly evolving. Our ability to increase revenue in the future depends in large measure on acceptance by both our customers and the end users of speech technologies in general and our products in particular. The continued development of the market for our current and future speech solutions will also depend on the following factors:

     -    widespread deployment and acceptance of speech technologies;
     -    consumer demand for speech-enabled applications;
     - development by third-party vendors of applications using speech technologies; and
     -    continuous improvement in speech technology.

     Sales of our speech products would be harmed if the market for speech software does not continue to develop or develops more slowly than we expect, and, consequently, our business could be harmed.

WE HAVE GROWN, AND MAY CONTINUE TO GROW, THROUGH ACQUISITIONS, WHICH MAY RESULT IN SIGNIFICANT INTANGIBLE ASSETS, DILUTION OF OUR EXISTING STOCKHOLDERS, USE OF CASH AND OTHER RISKS.

     We have made several significant acquisitions over the last two years, have recently announced the purchase of certain businesses and intellectual property from Philips and may acquire additional complementary assets, technologies or businesses in the future. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of intangible assets that will be amortized or subject to impairment analyses in future years, and our future results will be adversely affected if we do not achieve benefits from these acquisitions commensurate with amortization and potential impairment charges. For example, our acquisition of Caere Corporation included a substantial write-off of acquired in process research and development costs, and this also may occur as a result of other acquisitions.

     In connection with the Caere and the L&H acquisitions, we issued 19.0 million and 7.4 million shares of our common stock, respectively. We may continue to issue equity securities for future acquisitions and working capital purposes that could dilute our existing stockholders. In connection with the L&H acquisition, we issued a promissory note for $3.5 million. Under the terms of the Philips acquisition, we will pay Philips $3.0 million in cash, issue a $4.9 million note due December 31, 2003 bearing 5.0% interest per annum and issue a $27.5 million three-year zero-interest debenture, convertible at any time into shares of our common stock at $6.00 per share. Future acquisitions may also require us to expend significant funds or incur debt. If we expend funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decrease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR REVENUE HAS BEEN DEPENDENT ON DEMAND FOR A FEW PRODUCT AREAS.

     Historically, a substantial portion of our revenue has been generated by a few product areas. For the year ended December 31, 2001, our document and PDF conversion products represented approximately 65% of our revenue, and our digital paper management products represented approximately 16% of our revenue. For the nine months ended September 30, 2002, our document and PDF conversion products represented 38% of our revenue, our speech recognition and dictation products represented 26% of our revenue, and our digital paper management products represented 11% of our revenue. A reduction in revenue contribution from any of these product areas could seriously harm our business, results of operations, financial condition, cash flows and stock price.

THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY IS KEY TO OUR SUCCESS.

     We rely heavily on our proprietary technology, trade secrets and other intellectual property. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to ours. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management efforts.

SOME OF OUR PRODUCTS INCORPORATE TECHNOLOGY WE LICENSE FROM OTHERS. IF WE CANNOT MAINTAIN THESE LICENSES, OUR BUSINESS COULD BE SERIOUSLY HARMED.

     Some of the technology included in, or operating in conjunction with, our products is licensed by us from others. Certain of these license agreements are for limited terms. If for any reason these license agreements terminate, we may be required to seek alternative vendors and may be unable to obtain similar technology on favorable terms or at all. Even if we are able to do so, we may need to revise some of our products to make them compatible with the alternative technology we acquire. In addition, if we are unable to obtain alternative license agreements, we may be required to modify some features of our products, which could adversely affect sales of our products.

THIRD PARTIES HAVE CLAIMED AND MAY CLAIM IN THE FUTURE THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY. WE COULD BE EXPOSED TO SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS IF SUCH CLAIMS ARE SUCCESSFUL.

     Like other technology companies, from time to time, we are subject to claims that we or our customers may be infringing or contributing to the infringement of the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from any or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time consuming and could divert the attention of our management and key personnel from our business operations. In the event of a claim of intellectual property infringement, we may be required to enter into costly royalty or license agreements. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop and sell our products.

     In December 2001, we were sued for patent infringement initiated by the Massachusetts Institute of Technology and Electronics For Imaging, Inc. We were one of more than 200 defendants named in this suit. Damages are sought in an unspecified amount. We filed an Answer and Counterclaim on July 1, 2002. We cannot predict the outcome of the claim, nor can we make any estimate of the amount of damages, if any, for which we will be held responsible in the event of a negative conclusion of the claim. We believe this claim has no merit, and we intend to defend the action vigorously.

     On August 16, 2001, we were sued by Horst Froessl for patent infringement. Damages are sought in an unspecified amount. We filed an Answer and Counterclaim on September 19, 2001. We believe this claim has no merit, and we intend to defend the action vigorously.

     We believe that the final outcome of the current litigation matters described above will not have a significant adverse effect on our financial position and results of operations and we believe that we will not be required to expend a significant amount of resources defending such claims. However, should we not prevail in these litigation matters, our operating results, financial position and cash flows could be adversely impacted. If any third parties are successful in intellectual property infringement claims against us, we maybe subject to significant damages and our operating results and financial position could be harmed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING. WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED COMPANIES WITH GREATER RESOURCES.

     There are a number of companies that develop or may develop products that compete in our targeted markets; however, there is no one company that competes with us in all of our products areas. The individual markets in which we compete are highly competitive, and are rapidly changing. Within digital capture, we compete directly with ABBYY, I.R.I.S. and NewSoft. Within speech, we compete with AT&T, IBM, Nuance Communications, Philips Electronics and SpeechWorks International. Vendors such as Adobe and Microsoft offer solutions that can be considered alternatives to some of our solutions. In addition, a number of smaller companies produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

     The competition in these markets could adversely affect our operating results by reducing the volume of the products we sell or the prices we can charge. Some of our current or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. The price and performance of our products and technologies may not be superior relative to the products of our competitors. As a result, we may lose competitive position that could result in lower prices, fewer customer orders, reduced revenue, reduced gross margins and loss of market share. Our products and technologies may not achieve market acceptance or sell at favorable prices, which could hurt our revenue, results of operations and the price of our common stock.

     Some of our customers, such as Microsoft, have developed or acquired products or technologies that compete with our products and technologies. These customers may give higher priority to the sale of these competitive products or technologies. To the extent they do so, market acceptance and penetration of our products, and therefore our revenue, may be adversely affected.

     Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological advancements. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, or are unable to realize synergies among our acquired products and technologies, our business will suffer.

OUR SOFTWARE PRODUCTS MAY HAVE BUGS, WHICH COULD RESULT IN DELAYED OR LOST REVENUE, EXPENSIVE CORRECTION, LIABILITY TO OUR CLIENTS AND CLAIMS AGAINST US.

     Complex software products such as ours may contain errors, defects or bugs. Defects in the solutions or products that we develop and sell to our customers could require expensive corrections and result in delayed or lost revenue, adverse client reaction and negative publicity about us or our products and services. Customers who are not satisfied with any of our products could bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm our financial results and competitive position.

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

     Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. Reported international revenue for the year ended December 31, 2001 and the nine months ended September 30, 2002, represented 21% and 26% of our consolidated revenue for those periods, respectively. A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. However, based on an estimate that factors our OEM partners' geographical revenue mix to our revenue generated from these OEM partners, international revenue would have represented approximately 28% and 31% of our consolidated revenue for the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively.

     In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our digital capture research and development is conducted in Hungary. In addition, if and when we close the Philips acquisition, we will add an additional research and development location in Germany. Our future results could be harmed by a variety of factors associated with international sales and operations, including:

     - changes in a specific country's or region's political or economic conditions;
     - trade protection measures and import or export licensing requirements imposed by the United States or by other countries;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     -    negative consequences from changes in applicable tax laws;
     - difficulties in staffing and managing operations in multiple locations in many countries;
     - difficulties in collecting trade accounts receivable in other countries; and
     -    less effective protection of intellectual property.

WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES.

     Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We generally do not engage in hedging transactions to manage our exposure to currency fluctuations. Our exposure to currency rate fluctuations could affect our results of operations and cash flows.

IF WE ARE UNABLE TO ATTRACT AND RETAIN TECHNICAL AND OPERATIONAL PERSONNEL, OUR BUSINESS COULD BE HARMED.

     If any of our key employees were to leave us, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our employment relationships are generally at-will and we have had key employees leave us in the past. We cannot assure you that one or more key employees will not leave us in the future. We intend to continue to hire additional highly qualified personnel, including software engineers and operational personnel, but we may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

FUTURE SALES OF OUR COMMON STOCK BY ANY OF OUR STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECREASE.

     If our stockholders sell substantial amounts of our common stock in the public market, or if public investors believe that these stockholders are likely to sell substantial amounts of our common stock in the near future, the market price of our common stock could decrease.

THE STOCKHOLDINGS OF OUR TWO LARGEST STOCKHOLDERS MAY ENABLE THEM TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of October 15, 2002, Xerox beneficially owned approximately 23.7% of our outstanding common stock, including warrants exercisable for up to 525,732 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. The number of shares of common stock issuable upon exercise of the Xerox warrant may increase in accordance with a formula defined in the warrant agreement. The State of Wisconsin Investment Board (SWIB) is our second largest stockholder, owning approximately 18.6% of our common stock as of October 15, 2002. Because of their large holdings of our capital stock relative to other stockholders, Xerox and SWIB, acting individually or together, could have a strong influence over matters requiring approval by our stockholders.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE SUBJECT TO WIDE FLUCTUATIONS.

     Our stock price historically has been and may continue to be volatile. Various factors contribute to the volatility of our stock price, including, for example, quarterly variations in our financial results, new product introductions by us or our competitors and general economic and market conditions. While we cannot predict the individual effect that these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management's attention and resources.

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS, WHICH COULD DISCOURAGE OR PREVENT A TAKEOVER, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

     -    a classified board of directors;

     - a "poison pill", resulting in significant dilution to the holdings of a hostile acquiror;

     -    authorized "blank check" preferred stock;
     -    prohibiting cumulative voting in the election of directors;
     - limiting the ability of stockholders to call special meetings of stockholders;
     - requiring all stockholder actions to be taken at meetings of our stockholders; and
     - establishing advance notice requirements for nominations of directors and for stockholder proposals.

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

ITEM 4. CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

     (b) Reports on Form 8-K

     On September 13, 2002, ScanSoft filed an amendment to Form 8-K, filed on December 27, 2001, to report under Item 2 the acquisition of certain assets of the speech and language technology operations of L&H as an acquisition of a business, and to include under Item 7 audited and pro forma financial information with respect to such acquired business, as required by Rule 3-05 and
Article 11 of Regulation S-X, respectively.

     On October 8, 2002, ScanSoft filed a report on Form 8-K reporting under
Item 5 that ScanSoft entered into a definitive agreement to acquire Philips Speech Processing Business Units and related intellectual property.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on November 14, 2002.

                                  SCANSOFT, INC.

                                  By: /s/ GERALD C. KENT, JR
                                      -------------------------------
                                      Gerald C. Kent, Jr.
                                      Vice President, Chief Accounting Officer
                                      and Controller

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


I, Paul A. Ricci, certify that:


1.       I have reviewed this quarterly report on Form 10-Q of ScanSoft, Inc.


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            By:  /s/ PAUL A. RICCI
                                            ------------------------
                                            Paul A. Ricci
                                            Chief Executive Officer and
                                            Chairman of the Board
                                            November 14, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


I, Richard S. Palmer, certify that:


1.       I have reviewed this quarterly report on Form 10-Q of ScanSoft, Inc.


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             By: /s/ RICHARD S. PALMER
                                             ----------------------------
                                             Richard S. Palmer
                                             Senior Vice President and
                                             Chief Financial Officer
                                             November 14, 2002

                                  EXHIBIT INDEX

    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

       EXHIBIT NO.             DESCRIPTION OF EXHIBITS

         2.1(1) Agreement and Plan of Merger dated December 2, 1998, between Visioneer, Inc., a Delaware corporation, and Registrant.


         2.2(2) Agreement and Plan of Reorganization, dated January 15, 2000, by and among ScanSoft, Inc., a Delaware corporation, Scorpion Acquisitions Corporation, a Delaware corporation and a wholly-owned subsidiary of ScanSoft, and Caere Corporation, a Delaware corporation.

         2.3(3) Asset Purchase Agreement, dated as of December 7, 2001, by and among the Registrant, Lernout & Hauspie Speech Products N.V., L&H Holdings USA, Inc. and certain other parties.

         2.4(4) Purchase Agreement, dated October 7, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.

         3.1(5)   Amended and Restated Certificate of Incorporation of
                  Registrant.

         3.2(6)   Bylaws of the Registrant.

         4.1(7)   Specimen Common Stock Certificate.

         4.2(8) Preferred Shares Rights Agreement, dated as of October 23, 1996, between the Registrant and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

         4.3(1)   Common Stock Purchase Warrant.

         4.4(4) Lock-Up Agreement, dated September 16, 2002, by and between Lernout & Hauspie Speech Products N.V., L&H Holdings USA and Paul A. Ricci.

         4.5(4) Lock-Up Agreement, dated September 16, 2002, by and between Lernout & Hauspie Speech Products N.V., L&H Holdings USA and Michael K. Tivnan.

         4.6(4) Form of Lock-Up Agreement, dated September 16, 2002, by and between Lernout & Hauspie Speech Products N.V., L&H Holdings USA and certain of the Registrant's officers and directors.

         10.1(4) Agreement for the sale and purchase of certain shares of Registrant held by Lernout & Hauspie Speech Products N.V. and L&H Holdings USA, dated as of September 16, 2002, by and among Registrant, Lernout & Hauspie Speech Products N.V. and L&H Holdings USA.

         10.2     Silicon Valley Bank Loan and Security Agreement

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (No. 333-70603) filed with the Commission on January 14, 1999.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (No. 333-96487) filed with the Commission on February 9, 2000.

                                  EXHIBIT INDEX


(3) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on December 27, 2001.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-100647) filed with the Commission on October 21, 2002.

(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the Commission on May 11, 2001.

(6) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-98356) filed with the Commission on October 19, 1995.

(7) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement of Form 8-A (No. 0-27038) filed with the Commission on December 6, 1995.

(8) Incorporated by reference from the Registrant's current Report on Form 8-K filed with the Commission on October 31, 1996.