Form 10-K
period 2002-12-31
SCANSOFT INC
filed 2003-03-28
CIK 1002517

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM          TO

                    COMMISSION FILE NUMBER 0-27038

                                 SCANSOFT, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                                           94-3156479
             (State of Incorporation)                      (I.R.S. Employer Identification No.)

                9 CENTENNIAL DRIVE
           PEABODY, MASSACHUSETTS 01960                               (978) 977-2000
     (Address of Principal Executive Offices,         (Registrant's Telephone Number, Including Area
                Including Zip Code)                                        Code)
                                                                  HTTP://WWW.SCANSOFT.COM
                                                                    (REGISTRANT'S URL)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                        PREFERRED SHARE PURCHASE RIGHTS

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $245,386,664, based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     The number of shares of the registrant's Common Stock, outstanding as of March 17, 2003 was 65,658,489.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SCANSOFT, INC.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
  Item 1.        BUSINESS....................................................    1
  Item 2.        PROPERTIES..................................................   11
  Item 3.        LEGAL PROCEEDINGS...........................................   12
  Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12
PART II
  Item 5.        MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.........................................   13
  Item 6.        SELECTED FINANCIAL DATA.....................................   14
  Item 7.        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS...................................   16
  Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK........................................................   36
  Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   36
  Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE....................................   36
PART III
  Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   77
  Item 11.       EXECUTIVE COMPENSATION......................................   77
  Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................   77
  Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   78
  Item 14.       CONTROLS AND PROCEDURES.....................................   78
PART IV
  Item 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.........................................................   78

                           FORWARD LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT, IF THEY NEVER MATERIALIZE OR IF THEY PROVE INCORRECT, COULD CAUSE OUR RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE STATEMENTS THAT COULD BE DEEMED FORWARD-LOOKING, INCLUDING STATEMENTS PERTAINING TO: OUR REVENUE, EARNINGS, CASH FLOW AND LIQUIDITY; OUR STRATEGY RELATING TO SPEECH AND LANGUAGE TECHNOLOGIES; OUR EXPECTATIONS REGARDING OUR ACQUISITION OF CERTAIN BUSINESS UNITS AND RELATED INTELLECTUAL PROPERTY FROM ROYAL PHILIPS ELECTRONICS; THE POTENTIAL OF FUTURE PRODUCT RELEASES; OUR PRODUCT DEVELOPMENT PLANS AND INVESTMENTS IN RESEARCH AND DEVELOPMENT; FUTURE ACQUISITIONS; INTERNATIONAL OPERATIONS AND LOCALIZED VERSIONS OF OUR PRODUCTS; COST SAVINGS ARISING FROM OUR 2002 RESTRUCTURING; AND LEGAL PROCEEDINGS AND LITIGATION MATTERS. YOU CAN IDENTIFY THESE AND OTHER FORWARD-LOOKING STATEMENTS BY THE USE OF WORDS SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "INTENDS," "POTENTIAL," "CONTINUE" OR THE NEGATIVE OF SUCH TERMS, OR OTHER COMPARABLE TERMINOLOGY. FORWARD-LOOKING STATEMENTS ALSO INCLUDE THE ASSUMPTIONS UNDERLYING OR RELATING TO ANY OF THE FOREGOING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH IN THIS ANNUAL REPORT UNDER THE HEADING "RISK FACTORS." ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF. WE WILL NOT UNDERTAKE AND SPECIFICALLY DECLINE ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

                                  OUR BUSINESS

     We are a leading provider of software that allows users to incorporate documents, images and speech into digital applications. Our products and technologies automate manual processes and help enterprises, professionals and consumers increase productivity, reduce costs and save time. Our products are built upon digital capture and speech technologies, and are sold as solutions into the financial, legal, healthcare, government, telecommunications and automotive industries. Our digital capture technologies transform text and images into digital form. Our speech technologies transform speech into text and text into speech and permit voice control of applications. We focus on markets where we can exercise market leadership, where significant barriers to entry exist and where we possess competitive advantages, because of the strength of our technologies, products, channels and business processes.

     Our software is delivered as independent applications or as part of larger integrated systems, such as systems for digital copiers on a network or customer service call centers. Our digital capture solutions eliminate the need to manually reproduce documents, automate the integration of documents into business systems, and enable the use of electronic documents and forms within XML, Internet, mobile and other business applications. Our speech solutions automatically create documents from speech, transform text into synthesized speech, and enable seamless interaction with hardware and software systems simply by speaking. Our products and technologies deliver a measurable return on investment to our customers.

     Our extensive technology assets, intellectual property and industry expertise in digital capture and speech create high barriers to entry in markets where we compete. Our technologies are based on complex mathematical formulas, which require large amounts of linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities, and we continue to build upon our leadership position. Our digital capture technology is recognized as the most accurate in the industry, with rates as high as 99.8%, and supports more than 100 languages. Our speech technology has industry-leading recognition accuracy, provides natural sounding synthesized speech in 19 languages, and supports a broad range of hardware platforms and operating systems. Our technologies are covered by more than 300 patents or patent applications.

     We have established relationships with more than 2,000 resellers, including leading system vendors, independent software vendors, value-added resellers and distributors, through which we market and distribute our products and solutions. In digital capture, companies such as Brother, Canon, Hewlett-Packard, Visioneer and Xerox include our technology in digital copiers, printers and scanners, as well as multifunction devices that combine these capabilities. In addition, companies such as Corel, Kofax, Lockheed Martin, Microsoft and Symantec embed our digital capture technology into their commercial software applications. In speech, companies such as Cisco, Dictaphone, Lucent, GSL and Microsoft embed our technologies into telecommunications systems, as well as automotive, PC or multimedia applications. Each of these listed companies is one of our five largest revenue producing OEM customers, in their respective category, for the year ended December 31, 2002. We also maintain an extensive network of value-added resellers to address the needs of specific markets, such as financial, legal, healthcare and government. We sell our applications to enterprises, professionals and consumers through major independent distributors that deliver our products to computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites.

     We incorporated as Visioneer, Inc. in March 1992 and through December 1998 developed and sold scanner hardware and software products. On January 6, 1999, Visioneer sold the hardware business and the Visioneer brand name to Primax
Electronics, Ltd., and on March 2, 1999, Visioneer acquired us, in a cash election merger, from Xerox Corporation. The corporate entity "Visioneer" survived the merger, but changed its name to "ScanSoft, Inc." In addition, Visioneer changed the ticker symbol for its common stock that trades on the Nasdaq National Market, to "SSFT." On March 13, 2000, we merged with Caere Corporation, a California-based digital imaging software company. In December 2001, we acquired certain assets and intellectual property relating to the former L&H entities that were in bankruptcy under the jurisdiction of both the United States Bankruptcy Court for the District of Delaware and the Belgium Court of Ieper and hired certain employees from those entities. Since 1997 and through December 31, 2002, we made four significant business acquisitions and acquired several key technologies for aggregate consideration totalling approximately $233.6 million. On January 30, 2003 we made a fifth significant acquisition, Royal Philips Electronics Speech Processing Telephony and Voice Control business units, and related intellectual property, for aggregate consideration of approximately $39.4 million.

     Our focus on providing solutions that enable the capture and conversion of information requires a broad set of technologies and channel capabilities. We have made and expect to continue to make acquisitions of other companies, businesses and technologies to complement our internal investments in these areas. We have a small team that focuses on evaluating market needs and potential acquisitions to fulfill them. In addition, we have a disciplined methodology for integrating acquired companies and businesses after the transaction is complete.

OUR MARKETS AND PRODUCTS

 DIGITAL CAPTURE MARKET

     Document and PDF Conversion. Despite the broad use of computing systems in enterprises, the majority of business information is still maintained in paper form. The proliferation of PDF as a digital document standard does not resolve the problem of accessing and utilizing information trapped in a static form. In addition, manually reproducing static documents in digital form is time consuming, costly and subject to error, taking valuable resources away from more productive activities. Enterprises and workgroups seek solutions that integrate paper and static PDF documents into their business processes, allowing them to automate the way they store, edit, use and share information.

     Our solutions help businesses save time and money by automatically converting paper documents and PDF files into editable and usable business documents. Based on optical character recognition, our software delivers highly accurate document and PDF conversion, replacing the need to manually re-create documents. Our software preserves document formatting and provides editing capabilities that re-create the complex components in a typical document, including formatted text, columns, graphics, tables and spreadsheets. Our products can be used with existing business applications and enable the distribution and publishing of documents to email, Internet and mobile applications using standard file formats, including XML, HTML, PDF and Open eBook.

     The proliferation of multifunction devices and digital copiers connected over a network has increased the number of documents that individuals within an enterprise are transforming into digital format. Our software solutions create a more efficient method to process static documents in enterprise content management and database systems, thereby enhancing the value of their investments in these systems. All of these documents can then be more easily archived, edited and combined within the enterprise.

     Our solutions are used in professional office settings, particularly in the government, legal, finance and education sectors. Our software is available in 11 languages. We utilize a combination of our global reseller network and direct sales to distribute our document and PDF conversion products. We license our software to companies such as Canon, Hewlett-Packard and Xerox, which bundle our solutions with multifunction devices, digital copiers, printers and scanners.

     We also license software development toolkits to independent software vendors, integrators and in-house developers to add document and PDF conversion capabilities to their applications. Our independent software vendor customers include vendors, such as Microsoft and Symantec. Our technology is also used within high-end enterprise systems from vendors such as Kofax and Lockheed Martin.

     Digital Paper Management. As the volume and complexity of corporate data continues to multiply, organizations are increasingly challenged in their efforts to manage all of their paper and digital documents. The wide dispersion of documents makes finding complete and specific information even more difficult, time-consuming and costly. As a result, businesses need solutions that allow individuals, workgroups or the entire organization to more efficiently organize, find and share business documents.

     Our solutions convert paper into digital documents that can be easily archived, retrieved and shared. Our software can be used in conjunction with network scanning devices to preserve an image of a document exactly as it appears on paper. Our software automatically indexes the scanned image, so that it can be stored together with other digital documents on a desktop, over a network or within an enterprise content management system. In a single search, users can quickly find scanned documents and existing digital files that match the search criteria.

     Within enterprises, workgroups and distributed teams, our product also facilitates the movement of scanned paper and digital documents into email, print and other business applications. This streamlines the flow of documents between workers, decreasing the time and costs associated with managing and using paper documents. Our solution integrates with established file systems, such as Oracle 9i Collaboration Suite, to simplify the transfer of documents between desktop and enterprise content management systems.

     Our solutions are used in enterprises and workgroups, especially those within the legal, healthcare, financial, government, real estate and education industries. Our software is available in eight languages. We utilize a combination of our global reseller network and direct sales to distribute our digital paper management products. We also license our software to companies such as Brother, Hewlett-Packard, and Xerox, which bundle our solutions with multifunction devices, digital copiers, printers and scanners.

     Electronic Forms. Paper forms are expensive to print, store and distribute. They must be physically circulated for approval and, when completed, paper forms must be collected, verified and archived. Processing paper forms adds to this expense by requiring the manual transfer of data on completed forms into business applications. As a result, organizations seek solutions that implement online alternatives to the use of paper forms in order to reduce costs and increase operational efficiency.

     Our products automatically convert paper forms into fillable electronic forms that can be easily used by enterprises and other organizations. Our products also convert static PDF and Microsoft Word forms into fillable electronic forms using XML, HTML and PDF standards. Our solutions simplify the design and creation of new forms that can be delivered electronically with the same appearance as paper. Our products enable the access and distribution of forms through the Web and email, and can be electronically routed, approved and digitally signed. Our solution validates form information and automates data collection by connecting electronic forms with standard database and back office applications.

     Our solutions are used in enterprises and workgroups, especially those within the government, financial, public safety, education, legal, healthcare and real estate industries. Our software is available in English, French and German. We utilize a combination of our global reseller network and direct sales to distribute our electronic forms products. Companies such as Hewlett-Packard bundle our solutions with multifunction devices, digital copiers, printers and scanners, and organizations such as the U.S. Internal Revenue Service and the Law School Admission Council license our solutions.

     The following table summarizes our digital capture products:

PRODUCT                                                         HIGHLIGHTS
-------                                ------------------------------------------------------------
DOCUMENT AND                           - Converts paper and PDF into documents that can be edited,
PDF CONVERSION                         archived and shared
  OmniPage                             - Most widely used optical character recognition product
                                       - Accuracy of up to 99.8%, the highest in the industry
                                       - Converts into XML, HTML, Open eBook, Microsoft Word, Excel and PowerPoint
                                       - Retains precise document layout and formatting
                                       - Integrates with enterprise content management systems
                                       - Recognizes 114 languages
                                       - Recent Editors' Choice Awards from PC Magazine and CNET
                                       - Localized in 11 languages
                                       - Available on Microsoft Windows 98/NT/2000/XP and Apple
                                         Macintosh operating systems

  Capture                              - Toolkit of sophisticated imaging, PDF and capture
  Development System                   capabilities
                                       - Optical character recognition, handprint, checkbox and
                                       barcode recognition
                                       - Supports PDF, JPEG, TIFF and other image formats
                                       - Exports Microsoft Word and Excel, RTF, ASCII, HTML, PDF
                                       and other document formats
                                       - Recognizes more than 100 languages
                                       - Supports over 200 scanning devices
                                       - Available on Microsoft Windows NT/2000/XP operating
                                         systems

DIGITAL PAPER                          - Simplifies scanning, organizing and sharing paper
MANAGEMENT                             documents
  PaperPort                            - Index, search and retrieve scanned paper and digital
                                       documents
                                       - Adds document management and collaboration capabilities to
                                         Microsoft Windows
                                       - Thumbnail based visual file management
                                       - Adds scanning and creation of searchable PDF files to
                                       Oracle 9i
                                       - Integrates with network file systems and content
                                       management applications
                                       - Speeds document set assembly and connectivity to workgroup
                                       - Localized in eight languages
                                       - Available on Microsoft Windows 98/NT/2000/XP operating
                                         systems

PRODUCT                                                         HIGHLIGHTS
-------                                ------------------------------------------------------------

ELECTRONIC                             - Converts paper, static PDF and Microsoft Word forms into
FORMS                                  fillable electronic forms
  OmniForm                             - Supports online filling, routing, electronic signing,
                                       validation and collection of forms
                                       - Connectivity with Microsoft Access, Excel, SQL Server,
                                       Oracle and other database applications
                                       - Supports XML, HTML and PDF standards
                                       - Localized in English, French and German
                                       - Available on Microsoft Windows 98/NT/2000/XP operating
                                         systems

 SPEECH MARKET

     Speech Recognition and Dictation. Organizations demand solutions that increase productivity by automating repetitive business processes, including the creation of documents, data entry and completing forms. They also look for ways to maximize the productivity of their existing workers, including those with disabilities, and to comply with government requirements relating to workplace safety and accessibility. Organizations also seek solutions that can reduce the cost associated with manual transcription of professional documents. Since most people can talk more quickly than they can type, speech is a natural way to interact with computers to address these problems.

     Our speech recognition and dictation solutions increase productivity in the workplace by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. Our solutions allow users to automatically convert speech into text at up to 160 words-per-minute, much faster than most people can type. Our software supports a vocabulary of more than 250,000 words that can be expanded by users to include specialized words and phrases. Our software is designed to adapt to individual voice patterns and accents and is highly accurate, able to achieve accuracy rates of approximately 95%, with the ability to achieve still greater accuracy with frequent use. Our software supports multiple languages, including Dutch, French, German, Italian, Japanese, Spanish, Swedish, and U.S./U.K. English.

     Our solutions are valuable within enterprises and workgroups for a number of reasons. Our software can operate within a distributed network environment, where speaker profiles can be stored on a server and accessed from any networked computer. Our solutions also speech-enable existing business systems and applications, including electronic records management systems and customer service and billing applications. Our software allows a user to interact with a computer without a keyboard or mouse, increasing the productivity of disabled workers and those suffering from repetitive stress injury. Our solutions also help government agencies address accessibility mandates, such as those described in Section 508 of the U.S. Government Rehabilitation Act. We also deliver versions of our products that are specialized for the medical, legal and public safety vertical markets.

     We offer a range of implementations, each with features that match a specific customer target. Our solutions are also used in enterprises and workgroups, particularly in the medical, legal, government, finance and education sectors. Our software is available in eight languages. We utilize a combination of our global reseller network and direct sales to distribute our speech recognition and dictation products. We believe we gain a competitive advantage through our established value-added reseller community, who provide local sales, integration, training and support services to our professional end-user community. We also license our software to companies such as Corel and Panasonic, which bundle our solutions with some of their products.

     Text-to-Speech. Organizations look for ways to reduce the costs associated with serving their customers without sacrificing the quality of service that they deliver. They also seek solutions that more effectively connect their mobile workforce with real-time enterprise information, including customer data, email and schedules, while at the same time reducing operating costs. Text-to-speech technologies, which convert text into natural sounding synthesized speech, are used to implement applications to achieve these goals.

     We have the market-leading text-to-speech solutions. Our solutions deliver natural sounding results by using segments of real human speech, thereby increasing listener satisfaction especially in the delivery of multiple phrases and sentences. Our solutions provide a single, standardized interface that supports the creation of speech-enabled applications in 19 languages, more than any other vendor. Our products also support the rapid and cost-effective implementation of customized voices for specific customers. Our solutions are highly scalable, able to handle large call volumes, and are available on many hardware platforms and operating systems.

     Our solutions are used within a wide range of applications, including reading emails for unified messaging systems, providing prompts for interactive voice response applications and adding text-to-speech to mobile, game and multimedia applications. Our technology is also used in voice portals that deliver enhanced information services, such as sports scores, news and stock quotes. Further, companies in the automobile industry use our product to deliver in-vehicle speech-based information services, such as directions, traffic information and email.

     We license our text-to-speech products to systems integrators, technology providers and telecommunications companies that in turn sell an integrated solution to businesses and end-users. This indirect, or channel-based, method of selling allows us to focus on technology advancement while avoiding the risks and costs associated with implementing widely varying customer and end-user applications. We license our text-to-speech solutions to developers of telephony applications, including Cisco and Lucent, which integrate our solutions into hardware and software platforms. In addition, our solutions are integrated into automotive, mobile and multimedia applications, which require high quality text-to-speech on small-footprint, embedded hardware systems.

     Voice Control. Automatic speech recognition is a speaker-independent technology that adds voice control capabilities to applications. This technology identifies specific words and phrases at any moment in time, converting spoken words into instructions that control functions within applications. Automobile and mobile communications manufacturers and their suppliers are accelerating the development of products that require enhanced voice control capabilities. In addition, a growing number of independent software and hardware vendors are incorporating voice control into multimedia applications.

     Our voice control solutions are based upon automatic speech recognition technologies that allow users to interact with devices simply by speaking. Our solutions for automotive and mobile applications support a dynamic vocabulary of up to 50,000 words and have sophisticated noise management capabilities that ensure accuracy, even at high vehicle speeds. Our products scale to meet the size and accuracy requirements for automotive and navigation systems and offer rapid application development tools, extensive compatibility with hardware and operating systems, and support for up to 13 languages. By scale, we mean that we offer a variety of voice control solutions that are designed to meet the individual vocabulary, operating system and memory requirements of different applications and devices. We include toolkits with our engines that help developers add our technologies to applications such as navigation systems, hands-free cell phone devices and voice-activated controls in an automobile.

     Our voice control solutions are embedded by tier-one, automobile, cell phone and aftermarket system manufacturers, including Citroen, Clarion, Delphi, Microsoft and Pioneer. By embedded, we mean our technologies are included as part of a larger system, application or solution that is designed, manufactured and sold by our partners. These partners include tier-one suppliers, companies whose size and importance qualifies them to be direct suppliers to the major automotive manufacturers, and in-dash radio, navigation system and other electronic device manufacturers, also known as aftermarket systems providers. In addition, Microsoft ships our product as the reference speech software development toolkit for Windows CE for Automotive, and independent software developers embed our speech recognition technologies into multimedia applications.

     On January 30, 2003, we completed the acquisition of the Philips Speech Processing Telephony and Voice Control business units that have added several speech recognition and voice control products to our business. The Telephony business unit offers speech-enabled services including directory assistance, interactive voice response and voice portal applications for enterprise customers, telephony vendors and carriers. The Voice Control business unit offers a product portfolio including small footprint speech recognition engines for embedded applications such as voice-controlled climate, navigation and entertainment features in automotive vehicles, as well as voice dialing for mobile phones. In addition, the Philips automatic speech recognition solutions complement our text-to-speech capabilities for telephony-based applications.

     AudioMining. Our AudioMining products are based on our speech recognition and dictation solutions and are used to automatically create index information for words spoken in audio and video content. Our products allow users to search for specific audio and video content using standard text queries. Our solutions not only present matched audio and video files, but also provide random access to precise match locations within each audio and video file. Our solutions can also be used to time-align existing transcripts with video clips, automating the creation of captions. Our AudioMining solutions provide efficient access to the information currently hidden within media files and reduce the cost associated with creating captioned video. AudioMining is used within call center and security applications to facilitate the retrieval of specific recorded conversations based on the identification of key words and phrases. AudioMining is also used by content providers to enable text queries for specific Web-based media content, such as news, financial analyst reports, sports and talk radio.

     The following table summarizes our speech-related products:

PRODUCT                                                         HIGHLIGHTS
-------                                ------------------------------------------------------------
SPEECH RECOGNITION AND DICTATION       - Highly accurate automatic speech recognition
  Dragon                               - Converts speech into text at up to 160 words per minute
  NaturallySpeaking                    - Recognizes more than 250,000 words
                                       - Speech-enables Microsoft Windows applications
                                       - Adds voice control to Microsoft Windows operating system
                                       - Available in eight languages
                                       - Vertical implementations for medical, legal and public
                                       safety markets
                                       - Performs complex tasks simply by speaking
                                       - Complements accessibility efforts for disabled workers
                                       - Supports Microsoft Windows 98/NT/2000/XP
  AudioMining                          - Automatically converts speech within audio and video into
  Development System                   XML search index data
                                       - Allows text-based search for content in audio and video
                                       content
                                       - Time-aligns captions for video content
                                       - Supports word-spotting for call center and security
                                         applications
TEXT-TO-SPEECH                         - Industry-leading synthesized human speech solution
  RealSpeak                            - Converts text into speech in 19 languages
                                       - Scalable, high-density capabilities
                                       - Supports Microsoft Windows 98/NT/2000/XP, Windows CE,
                                         Windows CE for Automotive; Sun Solaris; and Linux
                                         operating systems
                                       - Available on Hitachi, Intel, MIPS and NEC hardware systems
VOICE CONTROL                          - Highly accurate speaker-independent embedded voice
  ASR Embedded                         recognition solution in 13 languages
  Development System                   - Adds sophisticated command and control applications into automotive, mobile, PC and multimedia applications
                                       - Rapid application development tools
                                       - Accurate speech recognition engine in noisy environments, even at high vehicle speeds
                                       - Supports Microsoft Windows 98/NT/2000/XP, Windows CE,
                                         Windows CE for Automotive; QNX; and Linux operating
                                         systems
                                       - Available on Hitachi, Intel, MIPS and NEC hardware systems

OUR COMPETITIVE STRENGTHS

     Core Technology Assets. In recent years, we have developed and acquired extensive technology assets, intellectual property and industry expertise in digital capture and speech. Our technologies are based on complex mathematical formulas, which require extensive linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities. We continue to invest in the advancement of our technologies to maintain our market leading position and to develop new applications. As of December 31, 2002 we had 250 full-time employees in research and development, and our technologies are covered by more than 300 patents or patent applications. Additionally, in connection with the Philips acquisition we hired approximately 116 employees and acquired 132 patents and 189 pending patent applications in speech. We also received licenses to additional speech patents retained by Philips.

     Broad Distribution Channels. We have established relationships with more than 2,000 resellers, including leading system vendors, independent software vendors and distributors. We maintain an extensive network of value-added resellers to address the needs of specific markets, such as financial, legal, healthcare and government. We believe that our extensive channel relationships increase the difficulty for competitors to develop a similar channel network and makes it difficult for our products to be displaced. In addition, our channel network enables us to introduce new products quickly and effectively into the global marketplace.

     Leading Market Share. We have a strong market position in each of our product categories and are the market leader in document and PDF conversion, speech recognition and dictation, and text-to-speech. Approximately 79% of our revenue for the year ended December 31, 2002 was derived from markets where we are the established leader. Organizations tend to look to established market leading vendors when making product selections. As the established brand in our markets, we believe we can target and win more partnership arrangements and new customers than our competition.

     International  Focus.   The  broad  language coverage  within  our products
increases the likelihood that we will be a selected technology provider to vendors selling globally. Our language coverage is difficult for competitors to duplicate, and our presence in global markets limits the potential entry of new regional competitors. With nearly one half of our staff located outside of North America, we are able to efficiently compete on a global basis.

     Multiple End Markets. We sell to a range of end markets and maintain a tiered distribution model that provides a diversified revenue stream and broad market exposure. We are not dependent on any single market segment or set of end customers and earn revenue from both established and emerging markets.

OUR STRATEGY

     Expand Digital Capture Solutions. We intend to enhance the value of our digital capture solutions for enterprises to address the expanded use of content management systems, the proliferation of PDF and the widespread adoption of networked multifunction and digital scanning devices. We expect to introduce new products or new versions of existing products to take advantage of these growth opportunities. We also plan to enhance our software development toolkits so our technologies can be integrated with more third-party solutions. We expect to maintain product development and delivery cycles that range from 12 to 18 months for each of our digital capture products and applications.

     Pursue High Growth Markets In Speech. We intend to leverage our technologies and market leadership in speech to expand our opportunities in the automotive, healthcare, telecommunications, telematic and mobile markets. We also intend to pursue emerging opportunities to use our speech technology within consumer devices, games and other embedded applications. To expand our position, we have introduced new versions of our products that are designed for specific markets; completed new license agreements with customers and partners that will resell our technologies; and completed the acquisition of Philips Speech Processing Telephony and Voice Control business units that we believe complement our existing solutions and resources in the telecommunications, automotive and electronics markets.

     Grow Market Share. We intend to increase our market share in each of our product categories. In particular, we intend to expand and add features and functions to our products to make our solutions more useful to and useable by a larger customer base. In addition, we intend to aggressively pursue sales and partnership opportunities to build on our leading positions in the text-to-speech and speech recognition markets, and to capture additional market share and increase the penetration of our products.

     Expand Worldwide Channels. We intend to expand our global channel network and build upon our existing distribution channels, especially in Europe, Asia and Latin America. In particular, we intend to replicate our successful North American value-added reseller channel in Europe. Along these lines, we have added sales employees in different geographic regions and launched programs and events to help recruit new partners for our channel network.

     Capitalize on Government Initiatives. We intend to market our products aggressively in North America and abroad to capitalize on legislative mandates and government initiatives to put government processes online, to enhance opportunities for workers with disabilities and to promote public safety.

     Pursue Strategic Acquisitions. We have selectively pursued strategic acquisitions. For example, during the last year we completed the L&H acquisition and completed the Philips acquisition. We intend to continue to pursue strategic acquisitions as a part of our growth strategy.

SALES, DISTRIBUTION AND FULFILLMENT

     We have established relationships with more than 2,000 channel partners, including leading system vendors, independent software vendors, value-added resellers and distributors, through which we market and distribute our products and solutions. In digital capture, companies such as Brother, Canon, Hewlett-Packard, Visioneer and Xerox include our technology in digital copiers, printers and scanners, as well as multifunction devices that combine these capabilities. In addition, companies such as Corel, Kofax, Lockheed Martin,
Microsoft   and  Symantec  embed  our  digital  capture  technology  into  their commercial software applications. In speech, companies such as Cisco, Dictaphone, Lucent, Matsushita and Microsoft embed our technologies into telecommunications systems, as well as automotive, PC or multimedia applications.

     We also maintain an extensive network of value-added resellers to address the needs of specific markets, such as financial, legal, healthcare and government. We sell our applications to enterprises, professionals and consumers through distribution and fulfillment partners, including 1450, Ingram Micro, Tech Data and Digital River. These distribution and fulfillment partners provide our products to computer superstores, consumer electronic stores, eCommerce Web sites, mail order houses and office superstores, such as Amazon.com, Best Buy, CDW, MicroWarehouse, Circuit City, CompUSA, Fry's Electronics, Office Depot, PC Connection and Staples. We also maintain an extensive network of value added resellers to address the needs of specific markets such as medical, legal and public safety. We also sell products through our Web site at www.ScanSoft.com.

     Most of our software products are manufactured, packaged and shipped by GlobalWare Solutions on a worldwide basis. However, we regularly investigate alternative manufacturing and fulfillment vendors, and we believe that, if necessary, we could transition the services provided by GlobalWare solutions to another third party provider without material disruption to our operations.

     As of December 31, 2002, we employed 122 full-time sales and marketing employees in offices worldwide.

PROPRIETARY TECHNOLOGY

     We exploit our proprietary technology, trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain our competitive position. We rely on patent law, copyright law, trade secret laws, secrecy, technical measures, licensee agreements and non-disclosure agreements to protect our technology, trade secrets and other proprietary rights. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business, to maintain a technological advantage over our competitors and to generate licensing revenue. In this regard, we have obtained patents that directly relate to our products. Furthermore, we obtained in the L&H acquisition 131 patents and 165 pending patent applications in speech. Our digital capture and speech technologies are covered by more than 300 patents or patent applications. These patents expire on various dates between 2005 and 2016.

     In connection with the Philips acquisition we acquired 132 patents and 189 pending patent applications in speech. We also received licenses to additional speech patents retained by Philips.

     In order to protect our ownership rights in our software products, we license our products to OEMs and resellers on a non-exclusive basis with contractual restrictions on reproduction, distribution and transferability. In addition, we generally license our software in object code form only. We license certain of our software products to end-users by use of a "shrink-wrap" or "click wrap" customer license that restricts the end-user to personal use of the product.

     We   require  our  employees  to   execute  confidentiality  and  invention
assignment agreements in order to protect our proprietary technology and other proprietary rights. We also rely on trade secrets and proprietary know-how.

RESEARCH AND DEVELOPMENT

     The  market  for  our  products  and  services  is  characterized  by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing client requirements. As a result, we believe that our future growth is highly dependent on the timely and efficient introduction of new and updated products and technology. As of December 31, 2002, we employed 250 people in research and development, slightly over half of whom are located in international locations. Our employees based in overseas facilities extend our global focus while often lowering our overall cost of research and development. To promote efficiency in our research and development efforts, we have organized the effective use of global development teams and a comprehensively integrated development process. In addition, we have developed and refined our time-to-market process, which contributes to cost-effective resource management while promoting technology sharing across programs.

     Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our clients. Our research and development expenses for the years ending December 31, 2002, 2001 and 2000 were $27.6 million, $14.0 million and $15.0 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. All research and development expenses have been expensed as incurred.

INTERNATIONAL OPERATIONS

     We currently have offices in a number of international locations including:
Australia,  Belgium,  Denmark,  England, France,  Germany,  Hong  Kong, Hungary,
Italy, Japan, the Netherlands, Poland, and Taiwan. The scope of our international operations includes research and development, customer support and sales and marketing. Our international research and development is conducted in Budapest, Hungary; Merelbeke, Belgium and Aachen, Germany. Additionally sales and support offices are located throughout the world to support our current international customers and to expand our international revenue opportunities.

     Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the year ended December 31, 2002 was 73% North America and 27% international, versus 79% North America and 21% international for the comparable period in 2001.

     A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. We believe that if provided with this information, our geographical revenue classification would indicate a higher international percentage. Based on an estimate that factors our OEM partners' geographical revenue mix to our revenues generated from these OEM partners, revenue for the year ended December 31, 2002, is approximately 67% North America and 33% international, compared to 70% North America and 30% international for the comparable period in 2001.

COMPETITION

     There are a number of companies that develop or may develop products that compete in our targeted markets; however, there is no one company that competes with us in all of our product areas. The individual markets in which we compete are highly competitive, and are rapidly changing. Within digital capture, we compete directly with ABBYY, I.R.I.S. and NewSoft. Within speech, we compete with AT&T, IBM, Nuance Communications and SpeechWorks International. Vendors such as Adobe and Microsoft offer solutions that can be considered alternatives to some of our solutions. In addition, a number of smaller companies produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

     Some of our competitors or potential competitors in our markets have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

EMPLOYEES

     As of December 31, 2002 we employed 489 people on a full-time basis, 261 in the United States and 228 internationally. Of the total, 250 were in product research and development, 122 in sales and marketing, 72 in operations and support, and 45 in finance and administration. Of these employees 223 were hired in connection with the L&H acquisition completed in December 2001. None of our employees are subject to collective bargaining agreements. We have experienced no work stoppages and believe that our employee relations are good. We have utilized the services of consultants, third-party developers, and other vendors in our sales, development, and manufacturing activities.

     Upon the closing of the Philips acquisition on January 30, 2003, we hired 116 employees. Of the total employees hired, 88 were in product research and development, 24 in sales and marketing and 4 in operations and support.

AVAILABLE INFORMATION

     Our reports filed with Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.scansoft.com, when such reports are available on the Securities and Exchange Commission website.

ITEM 2.  PROPERTIES

     Our principal administrative, sales, marketing and support functions along with our North American imaging research and development functions occupy 45,860 square feet of space that we lease in Peabody, Massachusetts. We also lease 26,568 square feet of space in Waltham, Massachusetts where our North American speech and language research and development is performed. These leases expire in July 2006 and September 2006, respectively. Additionally, we lease approximately 21,180 square feet of research and development space located in Budapest, Hungary and 20,085 square feet in Merelbeke, Belgium, which houses our research and development and international headquarters space. These leases expire in December 2006 and April 2008, respectively. In connection with the Philips acquisition, we assumed a lease for approximately 39,000 square feet of research and development space located in Aachen, Germany. This lease expires in March 2006. We also lease a number of small sales and marketing offices in Asia and Europe, including offices located in Amsterdam, the Netherlands; Hong Kong, China; Taipei, Taiwan; Milan, Italy; Munich, Germany; Goteborg, Sweden; Paris, France; Reading, England; Budapest, Hungary; and Tokyo, Japan.

     We believe that our existing facilities are adequate for our needs for at least the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

     Like many companies in the software industry, we have from time to time been notified of claims that we may be infringing the intellectual property rights of others. These claims have been referred to legal counsel, and they are in various stages of evaluation and negotiation. In addition, the following claims are in litigation:

     On November 27, 2002, AllVoice Computing plc filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that we are infringing United States Patent No. 5,799,273 entitled "Automated Proofreading Using Interface Linking Recognized Words to Their Audio Data While Text Is Being Changed" (the "'273 Patent"). The '273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although we have several products in the speech recognition technology field, we believe that our products do not infringe the '273 Patent because they do not use the claimed techniques. We believe this claim has no merit, and we intend to defend the action vigorously.

     In December 2001, the Massachusetts Institute of Technology and Electronics For Imaging, Inc. sued us in the United States District Court for the Eastern District of Texas for patent infringement. The patent infringement claim was filed against more than 200 defendants. In their lawsuit, MIT and EFI allege that we infringe United States Patent No. 4,500,919 entitled "Color Reproduction System" (the "'919 Patent"). MIT and EFI allege that the '919 Patent discloses a system for adjusting the colors of a scanned image on a television screen and outputting the modified image to a device. We have several products that permit a user to adjust the color of an image on a computer monitor. We have asserted that our products do not infringe the '919 Patent because our products do not contain all elements of the structure required by the claimed invention and because our products do not perform all of the steps required by the claimed method. Further, we believe there may be prior art that would render the '919 Patent invalid. The '919 Patent expired on May 6, 2002. Damages are sought in an unspecified amount. We filed an Answer and Counterclaim on July 1, 2002. For the reasons described here, we believe this claim has no merit, and we intend to defend the action vigorously.

     On August 16, 2001, Horst Froessl sued us in the United States District Court for the Northern District of California for patent infringement. In his lawsuit, Froessl alleges that we infringe United States Patent No. 4,553,261 entitled "Document and Data Handling and Retrieval System" (the "'261 Patent"). Froessl alleges that the '261 Patent discloses a system for receiving and optically scanning documents, converting selected segments of the digitalized scan data into machine code, and storing and retrieving the documents and the digitalized and converted segments. Although we have several products in the scanning technology field, we have asserted that our products do not infringe the '261 Patent because our products do not contain all elements of the structure required by the claimed invention and because our products do not perform all of the steps required by the claimed method. Further, we believe there may be prior art that would render the '261 Patent invalid. Damages are sought in an unspecified amount. We filed an Answer and Counterclaim on September 19, 2001. For the reasons described here, we believe this claim has no merit, and we intend to defend the action vigorously.

     We believe that the final outcome of these matters will not have a significant adverse effect on our financial position and results of operations, and we believe we will not be required to expend a significant amount of resources defending such claims. However, should we not prevail in any such litigation, our operating results and financial position could be adversely impacted.

     From time to time, we receive information concerning possible infringement by third parties of our intellectual property rights, whether developed, purchased or licensed by us. In response to any such circumstance, we have our counsel investigate the matter thoroughly and we take all appropriate action to defend our rights in these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET FOR COMMON STOCK

     Our common stock commenced trading on the Nasdaq National Market on December 11, 1995 under the symbol "VSNR," and traded under that symbol until March 3, 1999. Our common stock is now traded under the symbol "SSFT." As of December 31, 2002, there were outstanding 63,422,776 shares of common stock held by 566 stockholders of record. The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported on the Nasdaq National Market.

                                                               HIGH       LOW
                                                              -------   -------
FISCAL 2002:
  First quarter.............................................  $  6.00   $  2.88
  Second quarter............................................     8.85      5.30
  Third quarter.............................................     7.94      3.15
  Fourth quarter............................................     7.77      3.16
FISCAL 2001:
  First quarter.............................................  $  1.69   $  0.66
  Second quarter............................................     1.69      0.50
  Third quarter.............................................     1.68      1.20
  Fourth quarter............................................     5.50      1.35
FISCAL 2000:
  First quarter.............................................  $  6.81   $  3.72
  Second quarter............................................     5.00      2.22
  Third quarter.............................................     2.81      1.28
  Fourth quarter............................................     1.75      0.41

     The equity compensation plan information included in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.

     On March 17, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $4.50 per share.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

     Our loan and security agreement with Silicon Valley Bank, dated October 31, 2002, contains a restrictive covenant which prohibits us from paying or declaring any dividends on our capital stock during the term of the agreement (except for dividends payable solely in capital stock) without Silicon Valley Bank's prior written consent. In addition, the zero coupon convertible subordinated debenture due in 2006 that was issued to Koninklijke Royal Philips Electronics N.V. ("Philips") in connection with our acquisition of the Speech Processing Telephony and Voice Control business units of Philips contains a restrictive covenant which prohibits us from paying or declaring any dividend or distribution (other than distributions of our equity securities) on our capital stock while the note is outstanding. This restriction terminates if one half or more of the note is converted by Philips into common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     During the last year and since December 31, 2002, we have issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof. The recipients of securities in each such transaction represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

     (a) On March 21, 2002, in connection with the acquisition of the AudioMining assets of L&H Holdings USA, Inc. ("L&H Holdings"), L&H Holdings was issued 121,359 shares of our common stock. We relied upon Section 4(2) of the Securities Act in connection with issuance of these shares, and appropriate legends were affixed to the share certificates issued in the transaction. L&H Holdings represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

     (b) On April 12, 2002, we sold SF Capital Partners Ltd. ("SF Capital") 1,000,000 shares of our common stock, at a price of $6.00 per share. We relied upon Section 4(2) of the Securities Act in connection with the issuance of these shares on the basis that the transaction did not involve a public offering, and appropriate legends were affixed to the share certificates issued in the transaction. SF Capital represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and that it is an "accredited investor" as that term is defined in Rule 501 under the Securities Act.

     (c) On January 30, 2003, we issued to Philips a $27.5 million three-year, zero-interest convertible subordinated debenture. This debenture is convertible into shares of our common stock at any time at the option of Philips at a conversion price of $6.00 per share. We relied upon Section 4(2) of the Securities Act in connection with the issuance of these securities, and appropriate legends were placed on such securities. Philips represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

     The statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1999 and 1998 have been derived from our consolidated financial statements which are not included elsewhere in this Annual Report on Form 10-K.

     On March 2, 1999, we acquired ScanSoft, Inc., an indirect wholly-owned subsidiary of Xerox Corporation. On June 30, 1999, we acquired certain assets and liabilities of MetaCreations Corporation. On March 13, 2000, we acquired Caere. On December 12, 2001, we acquired substantially all of the speech and language technology operations of L&H. These acquisitions were each accounted for under the purchase method of accounting. Accordingly, the results of operations from the ScanSoft, MetaCreations, Caere and L&H acquisitions are included in our results of operations from the applicable acquisition dates.

     Through December 1998, we developed and sold scanner hardware and software products. On January 6, 1999, we sold our hardware business. Accordingly, the results of the hardware business are included in our results of operations through the date of disposal.

                                 SCANSOFT, INC.

                            SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          2002        2001        2000       1999       1998
                                        --------    --------    --------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:
Total revenue.........................  $106,619    $ 62,717    $ 47,961    $31,629    $79,070
                                        --------    --------    --------    -------    -------
Costs and expenses:
  Cost of revenue.....................    16,419      12,849      12,692      7,602     59,370
  Cost of revenue from amortization of
     intangible assets................     9,470      14,192      11,569      1,405         --
  Research and development............    27,633      13,968      14,967      6,920      4,408
  Selling, general and
     administrative...................    43,771      25,311      27,111     14,509     19,150
  Amortization of goodwill and other
     intangible assets(1).............     1,682      13,328      11,017        516         --
  Restructuring and other charges,
     net(2)...........................     1,041          --       4,811        346         --
  Acquired in-process research and
     development(3)...................        --          --      18,291      3,944         --
                                        --------    --------    --------    -------    -------
     Total costs and expenses.........   100,016      79,648     100,458     35,242     82,928
                                        --------    --------    --------    -------    -------
Income (loss) from operations.........     6,603     (16,931)    (52,497)    (3,613)    (3,858)
Other income (expense), net...........       (16)       (263)       (282)     1,015         53
                                        --------    --------    --------    -------    -------
Income (loss) before income taxes.....     6,587     (17,194)    (52,779)    (2,598)    (3,805)
Provision for (benefit from) income
  taxes...............................       254        (317)        472        150         --
                                        --------    --------    --------    -------    -------
Net income (loss).....................  $  6,333    $(16,877)   $(53,251)   $(2,748)   $(3,805)
                                        ========    ========    ========    =======    =======
Net income (loss) per share: basic and
  diluted.............................  $   0.09    $  (0.34)   $  (1.26)   $ (0.11)   $ (0.19)
                                        ========    ========    ========    =======    =======
Weighted average common shares
  outstanding:
  Basic...............................    67,010      49,693      42,107     25,630     19,728
                                        ========    ========    ========    =======    =======
  Diluted.............................    72,796      49,693      42,107     25,630     19,728
                                        ========    ========    ========    =======    =======

                                                           AS OF DECEMBER 31,
                                          ----------------------------------------------------
                                           2002       2001        2000       1999       1998
                                          -------    -------    --------    ------    --------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
     investments........................  $18,853    $14,324    $  2,633    $5,224    $  8,123
  Working capital (deficit).............   16,842      9,318      (6,484)    7,031       6,569
  Total assets..........................  143,690    142,070     109,480    29,982      28,445
  Long-term liabilities.................      725      6,370       2,172        --          91
  Total stockholders' equity............  119,378    114,534      87,461    21,924       7,582

---------------

(1) See Notes 4 and 5 to Notes to Consolidated Financial Statements.

(2) See Note 8 to Notes to Consolidated Financial Statements.

(3) See Note 18 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING THE RISKS DESCRIBED IN "RISK FACTORS" STARTING ON PAGE 30 AND ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

     We are a leading provider of software that allows users to incorporate documents, images and speech into digital applications. Our products and technologies automate manual processes and help enterprises, professionals and consumers increase productivity, reduce costs and save time. Our products are built upon digital capture and speech technologies, and are sold as solutions into the financial, legal, healthcare, government, telecommunications and automotive industries. We focus on markets where we can exercise market leadership, where significant barriers to entry exist and where we possess competitive advantages, because of the strength of our technologies, products, channels and business processes.

     On December 12, 2001, we acquired substantially all of the speech and language technologies operations of L&H. Consideration for the transaction comprised $10.0 million in cash, a $3.5 million note that was satisfied on January 3, 2003 and 7.4 million shares of our common stock having a value of $27.8 million. The operations acquired include speech recognition and dictation, text-to-speech, and voice control technologies.

     As of October 31, 2002, we entered into a loan and security agreement with Silicon Valley Bank for a revolving loan in a principal amount not to exceed $10.0 million, collateralized by substantially all of our personal property, but not our intellectual property. At the date of this Annual Report on Form 10-K, no amounts have been drawn under the terms of this agreement.

     In September of 2002, the Company repurchased 1,461,378 shares of common stock from L&H Holdings USA, Inc. and Lernout & Hauspie Speech Products N.V. (collectively, L&H) and certain other parties at $4.79 per share for a total consideration of $7.0 million. The price per share was based on the greater of $4.79 or the twenty day trading average beginning August 14, 2002, which was $4.67. These shares represented a portion of the common shares that were issued to L&H in connection with the December 12, 2001 acquisition of certain of L&H's speech and language technology operations and the March 21, 2002 acquisition of the AudioMining assets of L&H Holdings USA, Inc.

     On January 3, 2003, we paid $3.3 million in full settlement of all principal and accrued interest on the promissory note issued in connection with the L&H acquisition on December 12, 2001. Additionally, on December 18, 2002, we issued 81,900 and 68,100 shares of our common stock to Lernout & Hauspie Speech Products N.V. and L&H Holdings USA, Inc., respectively. These shares were issued in accordance with the terms and conditions of the share repurchase agreement entered into with L&H in September 2002.

     On January 30, 2003, we completed the acquisition of the Speech Processing Telephony and Voice Control business units of Royal Philips Electronics N.V. ("Philips"), and related intellectual property, on the terms set forth in the purchase agreement dated October 7, 2002, as amended. The Telephony business unit offers speech-enabled services including directory assistance, interactive voice response and voice portal applications for enterprise customers, telephony vendors and carriers. The Voice Control business unit offers a product portfolio including small footprint speech recognition engines for embedded applications such as voice-controlled climate, navigation and entertainment features in automotive vehicles, as well as voice dialing for mobile phones. As consideration for these business units and intellectual property, we paid 3.1 million euros ($3.4 million) in cash at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended, and agreed to pay an additional 1.0 million euros in cash prior to December 31, 2003, issued a 5.0 million euro note due December 31, 2003 and bearing 5.0% interest per annum and issued a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of our common stock at $6.00 per share. We anticipate that all related adjustments will be completed no later than December 31, 2003. The technology acquired includes several speech recognition and voice control products. In conjunction with the acquisition, the business operations were significantly restructured which has caused disruption in the employee and customer base. The Philips operations had consisted of approximately 250 employees of which we only hired 116. Based on our prior acquisition experience, we expect revenue and earnings to be weighted toward the second half of the year as we complete the integration of our sales team and re-engage Philip customers, partners and channels. Additionally, as we complete the Philips integration process, we expect to incur a restructuring charge of $0.5 million to $1.0 million in the first quarter ended March 31, 2003.

     On February 14, 2003, the Company completed an underwritten public offering of 7,184,406 shares of the Company's common stock at $3.80 per share. Of the total shares sold, 6,184,406 shares were sold on behalf of Lernout & Hauspie Speech Products N.V., and L&H Holdings USA, Inc. The Company sold 1,000,000 common shares and received gross proceeds of $3.8 million. After considering offering costs, the estimated net proceeds amounted to approximately $2.1 million.

     On March 12, 2003, the Company received $3.8 million of net proceeds from the exercise of the over allotment option of 1,072,500 shares granted to the underwriters as part of the underwritten offering.

                             RESULTS OF OPERATIONS

     The following table presents, as a percentage of total revenue, certain selected financial data for each of the three years in the period ended December 31:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            2002      2001      2000
                                                            -----    ------    ------
Total revenue.............................................  100.0%    100.0%    100.0%
Costs and expenses:
  Cost of revenue.........................................   15.4      20.5      26.5
  Cost of revenue from amortization of intangible
     assets...............................................    8.9      22.6      24.1
  Research and development................................   25.9      22.3      31.2
  Selling, general and administrative.....................   41.1      40.4      56.5
  Amortization of goodwill and other intangible
     assets(1)............................................    1.6      21.3      22.9
  Restructuring and other charges, net(2).................    0.9        --      10.0
  Acquired in-process research and development(3).........     --        --      38.1
                                                            -----    ------    ------
          Total costs and expenses........................   93.8     127.1     209.3
                                                            =====    ======    ======
Income (loss) from operations.............................    6.2     (27.1)   (109.3)
Other income (expense), net...............................     --      (0.4)     (0.6)
                                                            -----    ------    ------
Income (loss) before income taxes.........................    6.2     (27.5)   (109.9)
Provision for (benefit from) income taxes.................    0.2      (0.5)      1.0
                                                            -----    ------    ------
Net income (loss).........................................    6.0%    (27.0)%  (110.9)%
                                                            =====    ======    ======

---------------
(1) See Notes 4 and 5 of Notes to Consolidated Financial Statements.

(2) See Note 8 of Notes to Consolidated Financial Statements.

(3) See Note 18 of Notes to Consolidated Financial Statements.

GENERAL

     We derive our revenue from sales of our software products to customers through distribution partners and value-added resellers, royalty revenues from OEM partners, license fees from sales of our products to customers and from services, primarily maintenance associated with software license transactions.

     Cost of revenue consists primarily of material and fulfillment costs, third-party royalties, salaries for product support personnel, and engineering costs associated with certain contracts which are accounted for under the percentage-of-completion method of accounting. Currently, most of our software products are manufactured, packaged and shipped by GlobalWare Solutions on a worldwide basis. We believe that, if necessary, we could transition the services provided by GlobalWare to another third party provider with minimal disruption to our operations.

     Cost of revenue from amortization of intangible assets includes the amortization of acquired patents and core and completed technology.

     Research and development expense consists primarily of salary and benefits costs of engineers. We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we plan to continue to invest in research and development activities. To date, we have not capitalized any internal development costs as the cost incurred after technological feasibility but before release of product has not been significant.

     Selling expenses include salaries, commissions, advertising, direct mail, public relations, trade shows, travel and other related sales and marketing expenses. General and administrative expenses include personnel costs for administration, finance, human resources, information systems and general management, in addition to legal and accounting expenses and other professional services. We attempt to control selling, general and administrative expense; however, if revenue continues to grow, we expect selling, general and administrative expense to increase to support our growing operations. In addition, we may increase selling, general and administrative expenses in advance of revenue to support expected future revenue growth in specific product lines or geographic regions.

     Amortization of goodwill and other intangible assets excludes amortization of acquired patents and core and completed technology which is included in cost of revenue from amortization of intangible assets.

                          CRITICAL ACCOUNTING POLICIES

GENERAL

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, including estimating valuation allowances (specifically sales returns and other allowances); the recoverability of intangible assets, including goodwill; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

     We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments.

REVENUE RECOGNITION

     We derive revenue from the sale of our software products to end-users through distribution partners and value added resellers (VARs), royalties received from OEM partners, license fees from sales of our products to end-users and from services, primarily maintenance associated with software license transactions. Provided that the fee is fixed or determinable and collection of the receivable is reasonably assured, we generally recognize revenue from sales of our software products upon receipt of evidence of the arrangement and upon product shipment or deployment, except for shipments to a distributor or reseller.

     Sales of our software products through distributors and value-added resellers provide rights of return for as long as the distributors or resellers hold the inventory. As a result, we recognize revenues from sales to distributors and resellers only when products have been sold by the distributors or resellers to retailers or end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, we record an allowance against accounts receivable for the sales price of all inventory subject to return. If we experience significant returns from distributors or resellers, our liquidity may be adversely impacted. We make an estimate of sales returns by retailers or end users to us directly or through our distributors or resellers based on historical returns experience. The provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. Historically, we have not experienced significant returns from retailers or end-users. If actual returns differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known. Our accounts receivable balance, including accounts receivable from a related party, was $17.2 million and $14.3 million at December 31, 2002 and December 31, 2001, respectively. These balances are net of sales returns and other allowances of $5.4 million and $5.5 million and allowances for doubtful accounts of $0.5 million and $0.8 million as of December 31, 2002 and December 31, 2001, respectively.

     Royalty revenue derived from sales to OEM customers is recognized when software copies are deployed based upon reports of actual deployments received from OEM customers and payment is due.

     We may enter into software license agreements that require significant modification of our software. We recognize revenue with respect to these agreements under the percentage-of-completion method. We determine progress toward completion based upon costs incurred to date as compared with total estimated costs at the contract completion date. If our total costs significantly differ from our estimates, or we incur losses on these contracts, our results of operations may be materially impacted. We did not have any significant contracts requiring customization or modification of our software at December 31, 2002.

     In accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), we account for amounts paid to customers as a reduction of revenue, unless the consideration relates to an identifiable benefit and the benefit's fair value can be established, in which case we record the consideration as an operating expense. In order to determine the appropriate classification of the marketing program costs, we review the nature of the program, the documentation supporting the fair value of the program, and whether the programs could be provided independent of the sale of the goods and services. We evaluate our marketing programs quarterly to determine whether costs meet the criteria for expense classification. Generally, our programs meet the criteria, therefore, we do not report any material costs as a reduction of revenue. If in the future, the nature of our marketing programs change or could not be provided independent of the sale of the related goods or services it may require reclassification of these programs in our statement of operations.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

     We have significant long-lived tangible and intangible assets and goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, patents, core technology, and trademarks which are amortized using the straight-line method over their estimated useful lives. The values of intangible assets, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment of such assets, include the following:

     - Significant underperformance relative to historical or projected future operating results;

     - Significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

     - Significant negative industry or economic trends;

     - Significant decline in our stock price for a sustained period; and

     - A decline in our market capitalization below net book value.

     Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position in the reporting period identified.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets or SFAS 142. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the reassessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 required us to complete a transitional impairment test of goodwill within six months of the date of adoption. We have reassessed the useful lives of our existing intangible assets, other than goodwill, and believe that the original useful lives remain appropriate. In addition, we have determined that we operate in one reporting unit and, therefore, have completed our transitional goodwill impairment test on an enterprise-wide level. Based on this analysis, we have determined that goodwill recorded was not impaired, and no impairment charge has been recorded. We will complete additional goodwill impairment analyses at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired. We performed the annual assessment during the fourth quarter of 2002 and no impact had occurred.

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

ACCOUNTING FOR ACQUISITIONS

     We have completed five significant business acquisitions, including the Philips acquisition on January 30, 2003, which have resulted in significant goodwill and other intangible asset balances. Our future business strategy contemplates that we may continue to pursue additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates. Additionally, under SFAS 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on our stock price. If prior or future acquisitions are not accretive to our results of operations as expected, or our stock price declines dramatically, we may be required to complete the second step which requires significant judgements and estimates and which may result in material impairment charges in the period in which they are determined.

INCOME TAXES

     At December 31, 2002, we had gross deferred tax assets of $45.6 million, which have been offset by a full valuation allowance as a result of cumulative historical losses. Our income tax provision reflects state and foreign withholding and income taxes. We have not incurred any federal income tax provision in the years ended December 31, 2002, 2001 or 2000 because of the ability to fully utilize our net operating loss carry-forwards or because we did not generate taxable income. A significant portion of our gross deferred tax assets relate to net operating loss carry-forwards, the full utilization of which is based on a number of factors, including future profitability, if any, and potential limitations resulting from tax laws.

     Our income tax provisions and our assessment of the realizability of our deferred tax assets involve significant judgments and estimates. If we continue to generate taxable income through profitable operations in future years, we will be required to recognize these deferred tax assets through the reduction of the valuation allowance, which would result in a material benefit to our results of operations in the period in which the benefit is determined.

DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001

  Total Revenue

     Total revenue for 2002 increased by $43.9 million or 70% compared to 2001. The growth in revenue for the year ended December 31, 2002 was primarily the result of revenue generated from our speech products. Revenue from our speech products was $44.2 million and $1.8 million for 2002 and 2001, respectively. The increase in speech revenue was due to the L&H acquisition, which occurred in December 2001. Revenue from our digital capture products was $62.4 million and $60.9 million for 2002 and 2001, respectively. The net increase of $1.5 million in revenue from our digital capture products from 2001 was due primarily to an increase of $3.6 million in sales of digital capture products through the channel network, partially offset by a decrease in revenue of $2.1 million from Xerox, a related party, due to the cancellation of its retail multi-function product line in late 2001.

     Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for 2002 was 73% North America and 27% international, versus 79% North America and 21% international for 2001.

     A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. We believe that, if we were provided with this information, our geographical revenue classification would indicate a higher international percentage. Based on an estimate that factors our OEM partners' geographical revenue mix to our revenues generated from these OEM partners, revenue for 2002 was approximately 67% North America and 33% international versus 70% North America and 30% international for 2001. The increase in our international revenue percentage for 2002 was driven primarily from Europe and Asia and was the result of increased sales and marketing efforts and additional resellers.

     The following table presents the breakdown of our total revenue by distribution channel:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
VAR/retail..................................................    43%     45%
Direct......................................................    23%     24%
OEM.........................................................    34%     31%
                                                               ---     ---
                                                               100%    100%
                                                               ===     ===

     The increase in OEM, and the corresponding decrease in VAR/retail, as a percent of revenue, for 2002 as compared to 2001 was due to the addition of speech products in 2002. OEMs represent a higher percentage of revenue for our speech products than for our digital capture products.

     Effective January 1, 2002, we implemented EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). The implementation resulted in a $0.3 million reduction to total revenue and a corresponding reduction of selling, general and administrative expense for 2002. Additionally, it resulted in the reclassification of $1.1 million from selling, general and administrative expense to net revenue for 2001.

  Cost of Revenue

     Cost of revenue for 2002 was $16.4 million or 15.4% of revenue, compared to $12.8 million or 20.5% for 2001. The increase in cost of revenue in absolute dollars for 2002 was directly attributable to the increase in the volume of product sales to VAR/retail customers as well as increased embedded text-to-speech revenue which bears a higher cost of revenue than our traditional software products. The decrease in cost of revenue as a percentage of total revenue for 2002, as compared to 2001, was due to lower supply chain logistics and fulfillment costs, partially offset by the higher cost of embedded text-to-speech revenue.

  Cost of Revenue from Amortization of Intangible Assets

     Cost of revenue from amortization of intangible assets for 2002 was $9.5 million compared to $14.2 million for 2001. The decrease in cost of revenue from amortization of intangible assets of $4.7 million was due to $6.6 million of intangible assets that became fully amortized in the first quarter of 2002. This reduction was partially offset by $1.9 million of amortization recorded for the acquired L&H and Audiomining assets.

  Research and Development Expense

     Research and development costs for 2002 were $27.6 million or 25.9% of total revenue, compared to $14.0 million or 22.3% of total revenue for 2001. The increase in research and development expenses of $13.6 million for 2002 was primarily the result of increased headcount of 138 employees associated with the L&H acquisition. Cost savings from the restructuring actions taken in 2002 for 2002 was approximately $1.3 million. Due to our acquisition of the core R&D of Philips speech business units, we expect 2003 research and development expenses as a percentage of revenue to increase over 2002 initially, but decline by the end of the year, as revenue from the Philips products grow and research and development spending is held flat, ending the year slightly better than 2002 as a percentage of revenue.

  Selling, General and Administrative Expense

     Selling, general and administrative expense for 2002 was $43.8 million or 41.1% of total revenue, compared to $25.3 million or 40.4% for 2001. The increase in selling, general and administrative expense in absolute dollars for 2002 was primarily the result of increased headcount costs of $9.9 million resulting from the addition of 74 employees, primarily in sales and marketing, as well as $3.1 million of increased marketing programs in support of the higher revenue. These increases were largely attributable to the L&H acquisition and expanded focus on international sales and marketing. As a percentage of revenue, we expect selling, general and administrative expenses to remain consistent on an annual basis with 2002 even after consideration of the Philips acquisition.

  Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets for 2002 was $1.7 million compared to $13.3 million for 2001. The decrease in amortization expense is directly attributable to the adoption of SFAS 142, as a result of which we ceased the amortization of goodwill and acquired workforce of approximately $2.6 million per quarter. Additionally, amortization expense decreased $1.4 million in 2002, due to intangible assets that became fully amortized in the first quarter of 2002. This reduction was partially offset by additional amortization of approximately $0.2 million for 2002 from the L&H and Audiomining acquisitions.

  Restructuring and Other Charges, Net

     In January 2002, we announced, and in March 2002 completed, a restructuring plan to consolidate facilities, worldwide sales organizations, research and development teams and other personnel following the L&H acquisition on December 12, 2001. As a result, we exited certain facilities in both North America and Europe, eliminating 21 employee positions, including 12 in research and development and 9 in selling, general and administrative functions. In the first quarter of 2002, we recorded a restructuring charge in the amount of $0.6 million for severance payments to these employees and a charge of $0.4 million for certain termination fees to be incurred as a result of exiting the facilities, including the write-off of previously recorded assembled workforce of $0.1 million.

     During 2002, the Company paid a total of $0.8 million in severance payments, of which $0.6 million related to the March 2002 restructuring and $0.2 million related to severance paid to the former Caere President and CEO, pursuant to a 2000 restructuring.

     At December 31, 2002, the remaining restructuring accrual from the current and prior restructuring activities amounted to $0.7 million. This balance is comprised of $0.2 million of lease exit costs resulting from the 2002 restructuring and $0.5 million of severance to the former Caere President and CEO. The lease exit costs and severance due to the former Caere President and CEO will be paid through January 2004 and March 2005, respectively.

  Income (Loss) from Operations

     As a result of the above factors, income from operations was $6.6 million for 2002 compared with a loss of ($16.9) million for 2001.

  Other Income (Expense), Net

     Interest income was $0.4 million and $0.2 million for 2002 and 2001, respectively. The increase in interest income from 2001 to 2002 was a result of higher cash and cash equivalent balances, which grew from $14.3 million at December 31, 2001 to $18.9 million at December 31, 2002. Interest expense consists primarily of interest related to the $3.5 million note resulting from the acquisition of L&H. Interest expense was $0.4 million and $0.2 million for 2002 and 2001, respectively. Other expense in 2002 consists primarily of foreign exchange losses of $2,000, other expenses of $42,000, partially offset by a gain on the disposal of assets of $41,000. Other expense in 2001 consists primarily of foreign exchange losses of $0.2 million and the write-off of an investment of $0.2 million recorded under the cost method, which was deemed to be impaired, partially offset by other income of $0.1 million.

  Income (Loss) Before Income Taxes

     Income before income taxes was $6.6 million for 2002, compared with a loss of ($17.2) million for 2001.

  Income Taxes

     The provision for income taxes of $0.3 million for 2002 consisted of foreign and state tax provisions of $1.2 million, offset by a federal tax benefit of ($0.9) million, related to a refund of taxes paid by Caere Corporation prior to its acquisition by us. The (benefit from) income taxes of ($0.3) million for 2001 consisted of foreign and state tax provisions of $0.4 million offset by the state tax benefit of ($0.7) million.

     At December 31, 2002, we had federal net operating loss carryforwards of approximately $82 million, of which approximately $9.1 million relate to tax deductions from stock compensation. The tax benefit related to the stock compensation, when realized, will be accounted for as additional paid-in capital rather than as a reduction of the provision for income tax. At December 31, 2002 we had federal and state research and development credit carryforwards of approximately $3.4 million. The net operating loss and credit carryforwards will expire at various dates through 2021, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     At December 31, 2002, gross deferred tax assets amounted to $45.6 million. A full valuation allowance has been provided against the deferred tax assets due to the uncertainty of their realization as a result of our cumulative historical losses. During 2002, we generated income before income taxes of $6.6 million. If we continue to generate taxable income through profitable operations in future years we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations in the period in which the benefit is determined.

  Net Income (Loss)

     As a result of all these factors, net income totaled $6.3 million for 2002, compared with a net loss of ($16.9) million for 2001.

DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

  Total Revenue

     Total revenue of $62.7 million for 2001 increased by $14.8 million or 31% from the comparable period in 2000. The primary factors responsible for this growth include a $12.0 million revenue increase from our document and PDF conversion product line driven primarily by our release of OmniPage 11 which contained significant enhancements over the prior version and secondarily by an increased usage of our document conversion tool kits by software vendors, integrators and in-house developers; $0.9 million revenue increase in our digital paper management product line, also driven by the release of a significantly improved new version of our PaperPort product; and a $2.7 million revenue increase driven by a contract with an OEM customer. We also generated additional revenue in the amount of $1.7 million from our speech products as a result of the L&H acquisition on December 12, 2001.

     North America accounted for 79% and International accounted for 21% of 2001 total revenue, versus 82% and 18%, respectively, for the comparable period in 2000. The release of international versions for two of our digital capture products and additional sales and marketing resources in Europe expanded the market opportunity for our digital capture products, thereby contributing to the revenue growth in Europe for 2001.

     The following table presents the breakdown of our total revenue by distribution channel:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
VAR/retail..................................................    45%     50%
Direct......................................................    24%     21%
OEM.........................................................    31%     29%
                                                               ---     ---
                                                               100%    100%
                                                               ===     ===

     During 2001, our distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 28% and 15% of our total revenue, respectively. In addition Xerox, an OEM customer, accounted for 11% of our total revenue. During 2000, Ingram Micro, Digital River and Xerox accounted for 7%, 11% and 12% of our total revenue, respectively.

  Cost of Revenue

     Cost of revenue in 2001 was $12.8 million, or 21%, of revenue compared to $12.7 million, or 27%, of revenue in the comparable period of 2000. The decrease in cost of revenue as a percentage of total revenue from the comparable period in 2000 is directly attributed to the consolidation of our worldwide manufacturing fulfillment activities and cost savings initiatives we introduced in the second quarter of 2000. This decrease was partially offset by an increase of $1.2 million in the cost of revenue in the second half of 2001, as a result of costs associated with engineering efforts under an OEM contract.

  Cost of Revenue from Amortization of Intangible Assets

     Cost of revenue from amortization of intangible assets for 2001 was $14.2 million compared to $11.6 million for the same period in 2000. The increase in cost of revenue from amortization of intangible assets of $2.6 million was primarily attributable to a full year in 2001 of amortization expense for patents and core and completed technology acquired from Caere late in the first quarter of 2000.

  Research and Development Expense

     Research and development costs were $14.0 million, or 22%, of revenue in 2001 compared to $15.0 million, or 31%, of revenue in 2000. The decrease in research and development expense as a percentage of total revenue is a result of $1.2 million of expenses associated with engineering efforts on an OEM contract being charged to cost of revenues as well as increased revenues of $14.8 million compared to the prior period. Additionally, during 2000, we transferred certain digital capture development activities from Los Gatos, California to Budapest, Hungary.

  Selling, General and Administrative Expense

     Selling, general and administrative expenses were $25.3 million, or 40%, of total revenue in 2001 compared to $27.1 million, or 57%, of total revenue for the same period in 2000. The absolute dollar decrease in selling, general and administrative expense from the same period in 2000 was a result of cost reduction efforts undertaken during the first and second quarters of 2000. Additionally, we realized a gain of approximately $1.0 million primarily due to the favorable settlement of investment banking fees associated with the Caere acquisition. The decrease in selling, general and administrative expense as a percentage of revenue from the same period in 2000 is a result of the decreased expenses as noted above, the realized gain and increased revenues compared to the prior period.

  Amortization of Goodwill and Other Intangible Assets and Acquired In-Process Research and Development

     Amortization of goodwill and other intangible assets for 2001 was $13.3 million compared to $11.0 million for the same period in 2000. The increase in amortization of intangible assets of $2.3 million compared to the same period in 2000 resulted from a full 12 months of amortization for the Caere acquisition being taken during 2001 versus approximately nine months in 2000 due to the timing of the Caere acquisition which was completed on March 13, 2000. In connection with the Caere acquisition, $18.3 million was charged to operations upon consummation of the acquisition, which represented acquired in-process research and development on development projects that had not yet reached technological feasibility and had no alternative future use.

  Restructuring and Other Charges, Net

     There were no restructuring or other charges in 2001, compared with approximately $4.8 million in 2000. In connection with the acquisition of Caere in the first quarter of 2000, we identified 46 employees of Caere whose positions were eliminated upon consummation of the acquisition. These positions included 22 in research and development, 14 in general and administrative functions, and 10 in sales and marketing. Additionally, the Caere president and CEO position was eliminated. As a result, we established, as part of the purchase price allocation, a restructuring reserve of $0.5 million for severance payments to employees, and a restructuring reserve of $1.1 million for severance to the Caere former president and CEO, the payments of which will continue through March 2005.

     In June 2000, we implemented a restructuring plan to strategically refocus our business and bring operating expenses in line with net revenues. As a result, we eliminated 65 employee positions, including 29 in research and development, 13 in general and administrative functions and 23 in support and marketing. We recorded a restructuring charge in the amount of $1.1 million for severance payments to these employees and a restructuring charge of $0.4 million for certain termination fees to be incurred as a result of exiting the Los Gatos, California facility. Additionally, we wrote off $3.5 million of net intangible assets acquired as part of the Caere acquisition, including the acquired work force of $1.1 million and the favorable building lease of $2.4 million, which were impaired as a result of the restructuring action. At the time of the restructuring, management expected these restructuring actions to reduce operating expenses by approximately $10 million on an annualized basis. Annualized cost savings realized from these actions amounted to $13.6 million.

     For the years ended December 31, 2001 and 2000, we paid $0.8 million and $1.1 million, respectively in severance payments related to these restructuring actions. The remaining severance balance of $0.6 million primarily relates to severance for the former Caere President and CEO and will be paid through March 2005.

  Loss from Operations

     As  a  result  of   the  above  factors,   loss  from  operations   totaled
approximately ($16.9) million in 2001 compared to loss from operations of approximately ($52.5) million in 2000.

  Other Income (Expense)

     Interest income was $0.2 million and $0.1 million for 2001 and 2000, respectively. The increase in interest income from 2000 to 2001 was a result of significantly higher cash and cash equivalent balances, which grew from $2.6 million at December 31, 2000 to $14.3 million at December 31, 2001 and short-term investments, which were generated from operations. Interest expense consists of interest incurred for borrowings under credit facilities and short-term notes. Interest expense was $0.2 million and $0.6 million for 2001 and 2000, respectively. The decrease in interest expense from 2000 to 2001 resulted from the repayment of all bank borrowings, including accrued interest, of $3.4 million, under the bank credit facility during May 2001. Other expense in 2001 consists primarily of foreign exchange losses of $0.2 million and the write-off of an investment of $0.2 million recorded under the cost method, which was deemed to be impaired, partially offset by other income of $0.1 million.

  Loss Before Income Taxes

     As   a  result  of  the  above   factors,  loss  before  income  taxes  was
approximately ($17.2) million in 2001 compared to a loss before income taxes of approximately ($52.8) million in 2000.

  Income Taxes

     The (benefit from) income taxes of ($0.3) million for the year ended December 31, 2001 reflects a reduction of approximately $0.7 million in amounts accrued for income taxes upon favorable completion of a state tax audit of Caere for 1996 and 1997. This benefit was offset by tax provisions of $0.4 million for foreign and state jurisdictions for which net operating losses were limited or for which no net operating loss carryforwards were available. This compares to tax provisions of $0.5 million for the year ended December 31, 2000, which related to foreign and state income taxes.

  Net Loss

     As a result of all these factors, net loss totaled approximately ($16.9) million in 2001, compared to a net loss of approximately ($53.3) million in 2000.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, we had cash and cash equivalents of $18.9 million and net working capital of $16.8 million as compared to $14.3 million in cash and cash equivalents and net working capital of $9.3 million at December 31, 2001.

     Net cash provided by operating activities for the fiscal year ended December 31, 2002 was $12.3 million compared to $10.4 million for the same period in 2001. Cash provided by operations in the 2002 period came primarily from operating income, net of non-cash adjustments, offset primarily by the net impact of higher balances in accounts receivable, prepaid expenses and other assets, and accrued expenses and lower deferred revenue due to the recognition of revenue on a long-term contract that was classified as deferred revenue at December 31, 2001, for which cash was collected in a prior period. The increase in accounts receivable of

$3.2 million at December 31, 2002, as compared to December 31, 2001 was the result of significantly higher revenue, partially offset by improvement in days sales outstanding. Historically, we have not incurred any significant losses on our accounts receivable balances.

     Net cash used in investing activities for 2002 was $6.0 million compared to $10.7 million for 2001. Net cash used in investing activities during the 2002 period consisted of $2.4 million in capital expenditures, which included costs to build out facilities in both North America and Europe and $3.6 million of payments associated with acquisitions. Net cash used in investing activities during 2001 included capital expenditures of $0.9 million and $10.1 million of payments associated with acquisitions, offset by $0.3 million in proceeds from the sale of property and equipment.

     Net cash used in financing activities for 2002 was $1.9 million compared to $12.4 million of net cash provided by financing activities for 2001. Net cash used in financing activities during 2002 consisted of proceeds of $2.7 million from the issuance of common stock in connection with employee stock compensation plans and net proceeds of $5.6 million from a private placement of our common stock. This was offset by a $0.3 million payment on our capital lease obligation, a $7.0 million payment to repurchase shares of our common stock held by L&H, $0.6 million in payments of notes payable related to prior acquisitions and a $2.2 million payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement. Net cash provided by financing activities during the comparable period in 2001 included proceeds of $15.7 million from a private placement of our common stock, proceeds of $1.1 million from the exercise of stock options partly offset by payments of $3.4 million to repay in full our prior line of credit and payments of $1.0 million to repurchase shares of our stock on the open market.

     On January 30, 2003, we completed the acquisition of the Philips Speech Processing Telephony and Voice Control business units and related intellectual property on the terms set forth in the purchase agreement dated October 7, 2002, as amended. As consideration for these business units and intellectual property, we paid 3.1 million euros ($3.4 million) in cash at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended, and agreed to pay an additional 1.0 million euros in cash prior to December 31, 2003, issued a 5.0 million euro note due December 31, 2003 and bearing 5.0% interest per annum and issued a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of our common stock at $6.00 per share.

     On October 31, 2002, we entered into a two-year Loan and Security Agreement with Silicon Valley Bank that consisted of a $10.0 million revolving loan. Borrowings under this credit facility will bear interest at the bank's prime rate plus 0.375% or 0.75%, depending on our fixed charge coverage ratio, as defined in the Loan and Security Agreement. The maximum aggregate amount of borrowings outstanding at any one time will be limited to the lesser of $10.0 million or a borrowing base equal to either 80% or 70% of eligible accounts receivable, as defined in the Loan and Security Agreement depending on our fixed charge coverage ratio. Pursuant to the Loan and Security Agreement, we will be required to maintain various financial and non-financial covenants, the most restrictive of which is a quarterly minimum fixed charge coverage ratio of 1.25 to 1.00. The Company was in compliance with all covenants under the Loan and Security Agreement at December 31, 2002. Borrowings under the Loan and Security Agreement are collateralized by substantially all of our personal property, predominantly our accounts receivable, but not our intellectual property. To date, no amounts have been drawn under the credit facility.

     In September of 2002, we repurchased 1,461,378 shares of common stock from L&H and certain other parties at $4.79 per share for a total consideration of $7.0 million. We also agreed to register L&H's remaining holdings of our common stock in an underwritten public offering.

     Our agreement to register these shares for L&H contained provisions requiring us to issue additional shares to L&H if the registration was not completed by certain deadlines. Because we did not meet one of these deadlines, on December 18, 2002, we issued 81,900 shares to Lernout & Hauspie Speech Products N.V. and 68,100 shares to L&H Holdings USA, Inc. Additionally, since we did not complete the underwritten public offering by January 1, 2003, all of the outstanding principal and accrued interest under the $3.5 million promissory note, dated December 12, 2001, that we issued in connection with the L&H acquisition became immediately due and payable. To fulfill this obligation, on January 3, 2003, we paid $3.3 million in full settlement of all of the outstanding principal and accrued interest under this note. The underwritten offering of the L&H shares was completed on February 14, 2003 and no further payments or issuances are due to L&H.

     As part of the underwritten offering completed for L&H, we sold 1,000,000 shares and raised approximately $3.8 million in gross proceeds. After considering offering costs, the estimated net proceeds equaled approximately $2.1 million. On March 11, 2003, the Company received approximately $3.8 million of net proceeds from the exercise of the over-allotment option of 1,072,500 shares granted to the underwriters as part of the underwritten offering.

     The following table outlines our contractual payment obligations as of December 31, 2002:

                                                         PAYMENTS DUE BY PERIOD
                                               ------------------------------------------
CONTRACTUAL                                               WITHIN    WITHIN
OBLIGATIONS(1)                                  TOTAL     1 YEAR    2 YEARS    THEREAFTER
--------------                                 -------    ------    -------    ----------
                                                           (IN THOUSANDS)
Notes payable including interest.............  $ 3,822    $  534    $3,288           --
Operating leases.............................    7,462     2,020     3,606       $1,836
Caere acquisition related costs..............    2,147     1,666       481           --
                                               -------    ------    ------       ------
Total contractual cash obligations...........  $13,431    $4,220    $7,375       $1,836
                                               =======    ======    ======       ======

---------------

(1) Excludes the impact of the Philips acquisition. In connection with the Philips acquisition, we agreed to pay 1.0 million euros in cash prior to December 31, 2003, issued a 5.0 million euro note due December 31, 2003 and bearing 5.0% interest per annum and issued a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of our common stock at $6.00 per share.

     Through December 31, 2002, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

     Historically and through December 31, 2001 we sustained recurring losses from operations in each reporting period. We reported net income of approximately $6.3 million for 2002 and had an accumulated deficit of $146.9 million at December 31, 2002. We believe that operating expense levels, including the integration of the Philips acquisition and the anticipated restructuring charge from the Philips integration process, in combination with expected future revenues will continue to result in positive cash flows from operations for 2003. We also believe that we have the ability to maintain operating expenses at levels commensurate with revenues to maintain positive cash flows from operations. Therefore, we believe that cash flows from future operations in addition to cash on hand and cash available from our credit facility will be sufficient to meet our working capital, investing, financing and contractual obligations, including the debt obligations issued in connection with the Philips acquisition, as they become due, for at least the next twelve months.

                               FOREIGN OPERATIONS

     We develop and sell our products throughout the world. As a result of the Caere acquisition in March 2000, the L&H acquisition in December 2001 and our recent acquisition of certain assets of Philips, we significantly increased our presence in Europe and added operations in Asia. With our increased international presence in a number of geographic locations and with international revenues projected to increase in 2002, we are exposed to changes in foreign currencies including the euro, Japanese yen and the Hungarian forint. Changes in the value of the euro or other foreign currencies relative to the value of the United States dollar could adversely affect future revenues and operating results. We do not generally hedge any of our foreign-currency denominated transactions or expected cash flows. However, in connection with the Philips acquisition on January 30, 2003, we entered into a forward hedge in the amount of $5.0 million to meet our obligation to pay the 5.0 million euro promissory note issued as part of the acquisition.

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. SFAS 148 did not have any effect on our financial position, results of operations or cash flows as we have elected to continue to follow the recognition provisions of APB No. 25.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 25"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for
Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

     FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and
(d) indirect guarantees of the indebtedness of others.

     FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. We have evaluated the impact of FIN 45 on our financial statements and determined that the recognition provision will not have an impact on our financial position or results of operations for 2002.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

                                  RISK FACTORS

     You should carefully consider the risks described below when evaluating our company. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations and financial situation. Our business, financial condition and results of operations could be seriously harmed by any of these risks.

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

     - VOLUME, TIMING AND FULFILLMENT OF CUSTOMER ORDERS;

     - CUSTOMERS DELAYING THEIR PURCHASE DECISIONS IN ANTICIPATION OF NEW VERSIONS OF PRODUCTS;

     - CUSTOMERS DELAYING, CANCELING OR LIMITING THEIR PURCHASES AS RESULT OF THE THREAT OR RESULTS OF TERRORISM OR MILITARY ACTIONS TAKEN BY THE UNITED STATES OR ITS ALLIES;

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

     WE HAVE A HISTORY OF LOSSES. WE MAY INCUR LOSSES IN THE FUTURE. We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported net income of approximately $6.3 million for the fiscal year ended December 31, 2002 and had an accumulated deficit of $146.9 million at December 31, 2002. If we do not maintain profitability, the market price for our stock may decline, perhaps substantially.

     OUR BUSINESS COULD BE HARMED IF WE DO NOT SUCCESSFULLY MANAGE THE INTEGRATION OF THE BUSINESSES THAT WE ACQUIRE, INCLUDING OUR PURCHASE OF THE SPEECH PROCESSING TELEPHONY AND VOICE CONTROL BUSINESS UNITS FROM PHILIPS. As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. Our recent acquisition of the speech and language technology operations of Lernout & Hauspie Speech Products N.V. and certain of its affiliates, including L&H Holdings USA, Inc. (collectively, L&H) required substantial integration and management efforts. Our purchase of the Speech

Processing Telephony and Voice Control business units from Philips will pose similar challenges. Acquisitions involve a number of risks, including:

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

     - UNANTICIPATED EXPENSES AND DELAYS IN COMPLETING ACQUIRED DEVELOPMENT PROJECTS AND TECHNOLOGY INTEGRATION;

     - MANAGEMENT OF GEOGRAPHICALLY REMOTE UNITS BOTH IN THE UNITED STATES AND INTERNATIONALLY;

     - IMPAIRMENT OF RELATIONSHIPS WITH PARTNERS AND CUSTOMERS;

     - ENTERING MARKETS OR TYPES OF BUSINESSES IN WHICH WE HAVE LIMITED EXPERIENCE; AND

     - POTENTIAL LOSS OF KEY EMPLOYEES OF THE ACQUIRED COMPANY.

     As a result of these and other risks, we may not realize anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business.

     A LARGE PART OF OUR REVENUE IS DEPENDENT ON CONTINUED DEMAND FOR OUR PRODUCTS FROM OEM PARTNERS. A SIGNIFICANT REDUCTION IN OEM REVENUE WOULD SERIOUSLY HARM OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND STOCK PRICE. Many of our technologies are licensed to partners that incorporate our technologies into solutions that they sell to their customers. The commercial success of these licensed products depends to a substantial degree on the efforts of these licensees in developing and marketing products incorporating our technologies. The integration of our technologies into their products takes significant time, effort and investment, and products incorporating our technologies may never be successfully implemented or marketed by our licensees.

     OEM revenue represented 34% and 31% of our consolidated revenue for the years ended December 31, 2002 and December 31, 2001, respectively. One of our partners, Xerox Corporation, accounted for 5% and 11% of our consolidated revenue during the years ended December 31, 2002 and December 31, 2001, respectively. Our partners are not required to continue to bundle or embed our software, and they may choose the software products of our competitors in addition to, or in place of, our products. A significant reduction in OEM revenue would seriously harm our business, results of operations, financial condition and our stock price.

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

     WE HAVE GROWN, AND MAY CONTINUE TO GROW, THROUGH ACQUISITIONS, WHICH MAY RESULT IN SIGNIFICANT INTANGIBLE ASSETS, DILUTION OF OUR EXISTING STOCKHOLDERS, USE OF CASH AND OTHER RISKS. We have made several significant acquisitions over the last two years, have recently completed the purchase of certain businesses and intellectual property from Philips and may acquire additional complementary assets, technologies or businesses in the future. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of intangible assets that will be amortized or subject to impairment analyses in future years, and our future results will be adversely affected if we do not achieve benefits from these acquisitions commensurate with amortization and potential impairment charges. For example, our acquisition of Caere Corporation included a substantial write-off of acquired in-process research and development costs, and this also may occur as a result of other acquisitions.

     In connection with the Caere and the L&H acquisitions, we issued 19.0 million and 7.4 million shares of our common stock, respectively. We may continue to issue equity securities for future acquisitions and working capital purposes that could dilute our existing stockholders. In connection with the L&H acquisition, we issued a promissory note for $3.5 million. Under the terms of the Philips acquisition, we paid 3.1 million euros in cash at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended, and agreed to pay an additional 1.0 million euros in cash prior to December 31, 2003, issued a 5.0 million euro note due December 31, 2003 and bearing 5.0% interest per annum and issued a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of our common stock at $6.00 per share. Future acquisitions may also require us to expend significant funds or incur debt. If we expend funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decrease.

     SALES OF OUR DOCUMENT AND PDF CONVERSION PRODUCTS AND OUR DIGITAL PAPER MANAGEMENT PRODUCTS REPRESENTED 51% OF OUR REVENUE FOR THE YEAR ENDED DECEMBER 31, 2002 AND 83% FOR THE YEAR ENDED DECEMBER 31, 2001. ANY REDUCTION IN REVENUE FROM THESE PRODUCT AREAS COULD SERIOUSLY HARM OUR BUSINESS. Historically, a substantial portion of our revenue has been generated by a few product areas. For the year ended December 31, 2002, our document and PDF conversion products represented 39% of our revenue and our digital paper management products represented 12% of our revenue. For the year ended December 31, 2001, our document and PDF conversion products represented approximately 67% of our revenue, and our digital paper management products represented approximately 16% of our revenue. Although the relative share of our revenue derived from these products decreased during 2002 due to the inclusion of sales of our speech products after the L&H acquisition, a reduction in the revenue contribution from these product areas could seriously harm our business, results of operations, financial condition, cash flows and stock price.

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

     THIRD PARTIES HAVE CLAIMED AND MAY CLAIM IN THE FUTURE THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY. WE COULD BE EXPOSED TO SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS IF SUCH CLAIMS ARE SUCCESSFUL. Like other technology companies, from time to time, we are subject to claims that we or our customers may be infringing or contributing to the infringement of the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In the event of a claim of intellectual property infringement, we may be required to enter into costly royalty or license agreements. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop and sell our products.

     On November 27, 2002, AllVoice Computing plc filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that we are infringing United States Patent No. 5,799,273 entitled "Automated Proofreading Using Interface Linking Recognized Words to Their Audio Data While Text Is Being Changed" (the "'273 Patent"). The '273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although we have several products in the speech recognition technology field, we believe that these products do not infringe the '273 Patent because our products do not use the claimed techniques. We believe this claim has no merit, and we intend to defend the action vigorously.

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

     We believe that the final outcome of the current litigation matters described above will not have a significant adverse effect on our financial position and results of operations and we believe that we will not be required to expend a significant amount of resources defending such claims. However, should we not prevail in these litigation matters or if we are required to expend a significant amount of resources defending such claims, our operating results, financial position and cash flows could be adversely impacted. If any third parties are successful in intellectual property infringement claims against us, we may be subject to significant damages or injunctions and our operating results and financial position could be harmed.

     THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING. WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED COMPANIES WITH GREATER RESOURCES. There are a number of companies that develop or may develop products that compete in our targeted markets; however, there is no one company that competes with us in all of our product areas. The individual markets in which we compete are highly competitive, and are rapidly changing. Within digital capture, we compete directly with ABBYY, I.R.I.S. and NewSoft. Within speech, we compete with AT&T, IBM, Nuance Communications and SpeechWorks International. Vendors such as Adobe and Microsoft offer solutions that can be considered alternatives to some of our solutions. In addition, a number of smaller companies produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

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

     WE RELY ON A SMALL NUMBER OF DISTRIBUTION AND FULFILLMENT PARTNERS, INCLUDING 1450, DIGITAL RIVER, INGRAM MICRO AND TECH DATA, TO DISTRIBUTE MANY OF OUR PRODUCTS. ANY DISRUPTION IN THESE CHANNELS COULD HARM OUR RESULTS OF OPERATIONS. Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River, Ingram Micro and Tech Data to serve this network of channel partners. For the year ended December 31, 2002, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 25% and 12% of our consolidated revenue, respectively. During the year ended December 31, 2001, Ingram Micro and Digital River accounted for 28% and 15% of our consolidated revenue, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our results of operations in the short term. Any disruption for which we are unable to compensate could have a more sustained impact on our results of operations.

     A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE IS CONCENTRATED AMONG OUR THREE LARGEST DISTRIBUTION AND FULFILLMENT PARTNERS, INGRAM MICRO, INC., TECH DATA CORPORATION, AND DIGITAL RIVER, INC. Our products are sold through, and a substantial portion of our accounts receivable is derived from, three distribution and fulfillment partners. At December 31, 2002, Ingram Micro, Tech Data and Digital River represented 8%, 5% and 5% of our net accounts receivable, respectively. At December 31, 2001, Ingram Micro, Tech Data and Digital River represented 16%, 11% and 5%, of our net accounts receivable, respectively. In addition, although we perform ongoing credit evaluations of our distribution and fulfillment partners' financial condition and maintain reserves for potential credit losses, we do not require collateral. While, to date, such losses have been within our expectations, we cannot assure you that these actions will be sufficient to meet future contingencies. If any of these distribution and fulfillment partners were unable to pay us in a timely fashion or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

     A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM SALES IN EUROPE AND ASIA. OUR RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH THESE AND OTHER INTERNATIONAL REGIONS. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. Reported international revenue for the years ended December 31, 2002 and December 31, 2001, represented 27% and 21% of our consolidated revenue for those periods, respectively. Most of these international revenues are produced by sales in Europe and Asia. A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. However, based on an estimate that factors our OEM partners' geographical revenue mix to our revenue generated from these OEM partners, international revenue would have represented approximately 33% and 30% of our consolidated revenue for the years ended December 31, 2002 and December 31, 2001, respectively.

     Therefore, in addition to risks to our business based on a potential downturn in the world economy, a region-specific downturn affecting countries in Western Europe and/or Asia could have a negative effect on our future results of operations.

     In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our digital capture research and development is conducted in Hungary. In addition, in connection with the Philips acquisition, we have added an additional research and development location in Germany. Our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

     THE STOCKHOLDINGS OF OUR TWO LARGEST STOCKHOLDERS MAY ENABLE THEM TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL. As of December 31, 2002, Xerox beneficially owned approximately 23.6% of our outstanding common stock, including warrants exercisable for up to 525,732 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. The number of shares of common stock issuable upon exercise of the Xerox warrant may increase in accordance with a formula defined in the warrant agreement. The State of Wisconsin Investment Board (SWIB) is our second largest stockholder, owning approximately 18.5% of our common stock as of December 31, 2002. Because of their large holdings of our capital stock relative to other stockholders, Xerox and SWIB, acting individually or together, could have a strong influence over matters requiring approval by our stockholders.

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

     - A PREFERRED SHARES RIGHTS AGREEMENT;

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure during 2002 and 2001.

                                 SCANSOFT, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 SCANSOFT, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Report of Independent Accountants...........................     39
  Consolidated Balance Sheets...............................     40
  Consolidated Statements of Operations.....................     41
  Consolidated Statements of Stockholders' Equity...........     42
  Consolidated Statements of Cash Flows.....................     43
  Notes to Consolidated Financial Statements................  44-75
Financial Statement Schedule
  Report of Independent Accountants on Financial Statement
     Schedule...............................................     76
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................     77

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of ScanSoft, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ScanSoft, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 9, 2003, except as to Note 20
  for which the date is March 11, 2003

                                 SCANSOFT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  18,853    $  14,324
  Accounts receivable, less allowances of $5,903 and $6,273,
     respectively...........................................     15,650       12,464
  Receivables from related party (Note 19)..................      1,518        1,802
  Inventory.................................................      1,241          507
  Prepaid expenses and other current assets.................      3,167        1,614
                                                              ---------    ---------
     Total current assets...................................     40,429       30,711
  Goodwill..................................................     63,059       65,231
  Other intangible assets, net..............................     33,823       43,301
  Property and equipment, net...............................      2,846        2,150
  Other assets..............................................      3,533          677
                                                              ---------    ---------
     Total assets...........................................  $ 143,690    $ 142,070
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   7,085    $   5,320
  Accrued expenses..........................................      9,773       14,471
  Deferred revenue..........................................      1,790        1,375
  Note payable (Note 9).....................................      3,273          227
  Other current liabilities (Note 19).......................      1,666           --
                                                              ---------    ---------
     Total current liabilities..............................     23,587       21,393
Deferred revenue............................................        244        2,534
Long-term note payable, net of current portion..............         --        3,273
Other liabilities (Note 19).................................        481          336
                                                              ---------    ---------
     Total liabilities......................................     24,312       27,536
                                                              ---------    ---------
Commitments and contingencies (Notes 10, 13 and 20)
Stockholders' equity:
  Preferred stock, $0.001 par value; 40,000,000 shares
     authorized; 3,562,238 shares issued and outstanding
     (liquidation preference $4,631)........................      4,631        4,631
  Common stock, $0.001 par value; 140,000,000 shares
     authorized; 65,540,154 and 62,754,211 shares issued and
     63,422,776 and 62,098,211 shares outstanding,
     respectively...........................................         66           63
  Additional paid-in capital................................    269,858      264,893
  Treasury stock, at cost (2,117,378 and 656,000 shares,
     respectively)..........................................     (8,031)      (1,031)
  Deferred compensation.....................................       (173)        (276)
  Accumulated other comprehensive loss......................        (47)        (487)
  Accumulated deficit.......................................   (146,926)    (153,259)
                                                              ---------    ---------
     Total stockholders' equity.............................    119,378      114,534
                                                              ---------    ---------
     Total liabilities and stockholders' equity.............  $ 143,690    $ 142,070
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Revenue, third parties......................................  $101,524   $ 55,509   $ 41,977
Revenue, related party......................................     5,095      7,208      5,984
                                                              --------   --------   --------
     Total revenue..........................................   106,619     62,717     47,961
                                                              --------   --------   --------
COSTS AND EXPENSES:
  Cost of revenue...........................................    16,419     12,849     12,692
  Cost of revenue from amortization of intangible assets....     9,470     14,192     11,569
  Research and development..................................    27,633     13,968     14,967
  Selling, general and administrative.......................    43,771     25,311     27,111
  Amortization of goodwill and other intangible assets......     1,682     13,328     11,017
  Restructuring and other charges, net......................     1,041         --      4,811
  Acquired in-process research and development..............        --         --     18,291
                                                              --------   --------   --------
     Total costs and expenses...............................   100,016     79,648    100,458
                                                              --------   --------   --------
Income (loss) from operations...............................     6,603    (16,931)   (52,497)
Other income (expense):
  Interest income...........................................       354        209        112
  Interest expense..........................................      (369)      (166)      (620)
  Other (expense) income, net...............................        (1)      (306)       226
                                                              --------   --------   --------
Income (loss) before income taxes...........................     6,587    (17,194)   (52,779)
Provision for (benefit from) income taxes...................       254       (317)       472
                                                              --------   --------   --------
Net income (loss)...........................................  $  6,333   $(16,877)  $(53,251)
                                                              ========   ========   ========
Net income (loss) per share: basic..........................  $   0.09   $  (0.34)  $  (1.26)
                                                              ========   ========   ========
Net income (loss) per share: diluted........................  $   0.09   $  (0.34)  $  (1.26)
                                                              ========   ========   ========
Weighted average common shares outstanding: basic...........    67,010     49,693     42,107
                                                              ========   ========   ========
Weighted average common shares outstanding: diluted.........    72,796     49,693     42,107
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                                           ------------------   -------------------    PAID-IN
                                                            SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL
                                                           ---------   ------   ----------   ------   ----------
Balance at December 31, 1999.............................  3,562,238   $4,631   26,690,027    $27      $100,397
Issuance of common stock under employee stock
 compensation plans......................................                          354,203                  815
Issuance of common stock and common stock options in
 connection with Caere merger............................                       19,028,518     19       118,047
Comprehensive loss:
   Net loss..............................................
   Foreign currency translation adjustment...............
   Comprehensive loss....................................
                                                           ---------   ------   ----------    ---      --------
Balance at December 31, 2000.............................  3,562,238    4,631   46,072,748     46       219,259
Issuance of common stock under employee stock
 compensation plans......................................                          623,534      1         1,130
Issuance of common stock in connection with L&H
 acquisition.............................................                        7,400,000      8        27,792
Issuance of common stock in private placement............                        8,261,905      8        15,721
Issuance of common stock in connection with settlement of
 Caere acquisition liability.............................                          262,200                  700
Issuance of restricted stock.............................                          133,824                  291
Compensation expense associated with restricted stock....
Repurchase of common stock at cost.......................
Comprehensive loss:
   Net loss..............................................
   Foreign currency translation adjustment...............
   Comprehensive loss....................................
                                                           ---------   ------   ----------    ---      --------
Balance at December 31, 2001.............................  3,562,238    4,631   62,754,211     63       264,893
Issuance of common stock under employee stock
 compensation plans......................................                        1,449,484      1         2,682
Issuance of common stock in connection with AudioMining
 acquisition.............................................                          121,359                  638
Issuance of common stock in private placement............                        1,000,000      1         5,592
Issuance of common stock issued to L&H in connection with
 registration rights as amended..........................                          150,000      1            (1)
Issuance of common stock in connection with settlement of
 note payable............................................                           65,100                  336
Compensation expense associated with restricted stock....
Recognition of liability in connection with the
 settlement of a stock price guarantee...................                                                (4,282)
Repurchase of common stock at cost.......................
Comprehensive income:
   Net income............................................
   Foreign currency translation adjustment...............
   Comprehensive income..................................
                                                           ---------   ------   ----------    ---      --------
Balance at December 31, 2002.............................  3,562,238   $4,631   65,540,154    $66      $269,858
                                                           =========   ======   ==========    ===      ========

                                                                                                 ACCUMULATED
                                                             TREASURY STOCK                         OTHER
                                                           -------------------     DEFERRED     COMPREHENSIVE   ACCUMULATED
                                                            SHARES     DOLLARS   COMPENSATION       LOSS          DEFICIT
                                                           ---------   -------   ------------   -------------   -----------
Balance at December 31, 1999.............................         --        --         --                        $ (83,131)
Issuance of common stock under employee stock
 compensation plans......................................
Issuance of common stock and common stock options in
 connection with Caere merger............................
Comprehensive loss:
   Net loss..............................................                                                          (53,251)
   Foreign currency translation adjustment...............                                           $ (93)
   Comprehensive loss....................................
                                                           ---------   -------      -----           -----        ---------
Balance at December 31, 2000.............................                                             (93)        (136,382)
Issuance of common stock under employee stock
 compensation plans......................................
Issuance of common stock in connection with L&H
 acquisition.............................................
Issuance of common stock in private placement............
Issuance of common stock in connection with settlement of
 Caere acquisition liability.............................
Issuance of restricted stock.............................                           $(291)
Compensation expense associated with restricted stock....                              15
Repurchase of common stock at cost.......................    656,000   $(1,031)
Comprehensive loss:
   Net loss..............................................                                                          (16,877)
   Foreign currency translation adjustment...............                                            (394)
   Comprehensive loss....................................
                                                           ---------   -------      -----           -----        ---------
Balance at December 31, 2001.............................    656,000    (1,031)      (276)           (487)       $(153,259)
Issuance of common stock under employee stock
 compensation plans......................................
Issuance of common stock in connection with AudioMining
 acquisition.............................................
Issuance of common stock in private placement............
Issuance of common stock issued to L&H in connection with
 registration rights as amended..........................
Issuance of common stock in connection with settlement of
 note payable............................................
Compensation expense associated with restricted stock....                             103
Recognition of liability in connection with the
 settlement of a stock price guarantee...................
Repurchase of common stock at cost.......................  1,461,378    (7,000)
Comprehensive income:
   Net income............................................                                                            6,333
   Foreign currency translation adjustment...............                                             440
   Comprehensive income..................................
                                                           ---------   -------      -----           -----        ---------
Balance at December 31, 2002.............................  2,117,378   $(8,031)     $(173)          $ (47)       $(146,926)
                                                           =========   =======      =====           =====        =========


                                                               TOTAL       COMPREHENSIVE
                                                           STOCKHOLDERS'      INCOME
                                                              EQUITY          (LOSS)
                                                           -------------   -------------
Balance at December 31, 1999.............................    $ 21,924
Issuance of common stock under employee stock
 compensation plans......................................         815
Issuance of common stock and common stock options in
 connection with Caere merger............................     118,066
Comprehensive loss:
   Net loss..............................................     (53,251)       $(53,251)
   Foreign currency translation adjustment...............         (93)            (93)
                                                                             --------
   Comprehensive loss....................................                    $(53,344)
                                                             --------        ========
Balance at December 31, 2000.............................      87,461
Issuance of common stock under employee stock
 compensation plans......................................       1,131
Issuance of common stock in connection with L&H
 acquisition.............................................      27,800
Issuance of common stock in private placement............      15,729
Issuance of common stock in connection with settlement of
 Caere acquisition liability.............................         700
Issuance of restricted stock.............................          --
Compensation expense associated with restricted stock....          15
Repurchase of common stock at cost.......................      (1,031)
Comprehensive loss:
   Net loss..............................................     (16,877)        (16,877)
   Foreign currency translation adjustment...............        (394)           (394)
                                                                             --------
   Comprehensive loss....................................                    $(17,271)
                                                             --------        ========
Balance at December 31, 2001.............................     114,534
Issuance of common stock under employee stock
 compensation plans......................................       2,683
Issuance of common stock in connection with AudioMining
 acquisition.............................................         638
Issuance of common stock in private placement............       5,593
Issuance of common stock issued to L&H in connection with
 registration rights as amended..........................
Issuance of common stock in connection with settlement of
 note payable............................................         336
Compensation expense associated with restricted stock....         103
Recognition of liability in connection with the
 settlement of a stock price guarantee...................      (4,282)
Repurchase of common stock at cost.......................      (7,000)
Comprehensive income:
   Net income............................................       6,333           6,333
   Foreign currency translation adjustment...............         440             440
                                                                             --------
   Comprehensive income..................................                    $  6,773
                                                             --------        ========
Balance at December 31, 2002.............................    $119,378
                                                             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               2002        2001        2000
                                                              -------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $ 6,333    $(16,877)   $(53,251)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation...........................................    2,007       1,762       2,091
     Amortization of goodwill and other intangible assets...   11,152      27,520      22,586
     Accounts receivable allowances.........................      370      (1,102)     (2,904)
     Gain on disposal or sale of property and equipment.....      (30)         --          --
     Write-off of acquired in-process research and
       development..........................................       --          --      18,291
     Provision for impairment of intangible assets..........       --          --       3,490
     Non-cash portion of restructuring charges..............      113          --         272
     Deferred compensation..................................      103          15          --
     Gain on settlement of acquisition liability............       --      (1,050)         --
     Other..................................................       --         (83)         --
     Changes in operating assets and liabilities, net of
       effects from acquisitions:
     Accounts receivable....................................   (2,921)       (252)      3,740
     Inventory..............................................     (456)        418         257
     Prepaid expenses and other current assets..............   (1,372)         18         278
     Other assets...........................................   (2,738)        435        (441)
     Accounts payable.......................................      532        (542)       (700)
     Accrued expenses.......................................    1,166        (543)     (1,547)
     Deferred revenue.......................................   (1,916)        653       2,292
                                                              -------    --------    --------
       Net cash provided by (used in) operating
          activities........................................   12,343      10,372      (5,546)
                                                              -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment...........   (2,410)       (943)     (1,048)
  Proceeds from sale of property and equipment..............       42         344          --
  Cash paid for acquisitions, including transaction costs...   (3,606)    (10,118)         --
  Cash of businesses acquired, net of cash paid.............       --          --       1,419
  Net change in restricted cash.............................       --          62          --
                                                              -------    --------    --------
     Net cash provided by (used in) investing activities....   (5,974)    (10,655)        371
                                                              -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term bank borrowings, net...........................       --      (3,400)      3,400
  Payments of capital lease obligation......................     (320)         --      (1,600)
  Payment of note payable...................................     (641)         --      (1,600)
  Purchase of treasury stock................................   (7,000)     (1,031)         --
  Payments under deferred payment agreement.................   (2,233)         --          --
  Proceeds from issuance of common stock, net of issuance
     costs..................................................    5,593      15,731          --
  Proceeds from issuance of common stock under employee
     stock compensation plans...............................    2,683       1,131         815
                                                              -------    --------    --------
       Net cash provided by (used in) financing
          activities........................................   (1,918)     12,431       2,615
                                                              -------    --------    --------
Effects of exchange rate changes on cash and cash
  equivalents...............................................       78        (395)        (31)
                                                              -------    --------    --------
Net increase (decrease) in cash and cash equivalents........    4,529      11,753      (2,591)
Cash and cash equivalents at beginning of year..............   14,324       2,571       5,162
                                                              -------    --------    --------
Cash and cash equivalents at end of year....................  $18,853    $ 14,324    $  2,571
                                                              =======    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRESENTATION

     ScanSoft, Inc. was incorporated as Visioneer, Inc. in March 1992 and through December 1998, developed and sold scanner hardware and software products. On January 6, 1999, Visioneer sold the hardware business and the Visioneer brand name to Primax Electronics, Ltd., and on March 2, 1999, Visioneer acquired ScanSoft, in a cash election merger, from Xerox Corporation. The corporate entity "Visioneer" survived the merger, but changed its name to "ScanSoft, Inc." In addition, Visioneer changed the ticker symbol for its common stock that trades on the NASDAQ, to "SSFT." On March 13, 2000, the Company merged with Caere Corporation ("Caere"), a California-based digital imaging software company. On December 12, 2001, the Company acquired the speech and language technologies operations of Lernout & Hauspie Speech Products, N.V. (L&H). The acquisitions of Caere and L&H were accounted for under the purchase method of accounting and, accordingly, the results of operations from the acquired businesses have been included in the Company's financial statements as of the acquisition dates. (see Note 18)

     When we refer to "we" or "ScanSoft" or "the Company" in this Annual Report on Form 10-K, we mean the current Delaware corporation ScanSoft, Inc., including all of its consolidated subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates in the Preparation of Financial Statements

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

  Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the local currency, with the exception of Budapest, for which the functional currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries that are denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss), which is a separate component of stockholders' equity, except for Budapest for which foreign currency translation adjustments are recorded in other income (expense). Foreign currency transaction gains and losses are included in results of operations. The Company reported foreign currency transaction gains and (losses) of $2,000, $0.2 million and $(0.1) million for the years ended 2002, 2001 and 2000, respectively.

  Revenue Recognition

     The Company derives revenue from the sale of its software products to end-users through distribution partners and value added resellers (VARs), royalties received from OEM partners, license fees from sales of its products to end-users and from services, primarily maintenance associated with software license transac-

                                 SCANSOFT, INC.

tions. Additionally shipping and handling costs billed to customers are recorded as revenue with the related costs recognized in cost of revenues.

     The Company applies the provisions of Statement of Position 97-2 Software Revenue Recognition, as amended by Statement of Position 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of software products. In addition, the Company applies the provisions of Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. Accordingly, provided that the fee is fixed or determinable and collection of the receivable is reasonably assured, the Company generally recognizes revenue from sales of its software products upon receipt of evidence of the arrangement and upon product shipment or deployment, except for shipments to a distributor or reseller.

     Under the terms of our agreements with distributors and authorized resellers (including VARs), title and risk-of-loss pass to the customer upon shipment, at which time the transaction is invoiced and payment is due. Agreements provide distributors and resellers rights of return. As a result, the Company recognizes revenue from sales to distributors and resellers only upon sale of the products by the distributor or reseller to retailers or end-users. Based on reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable for the sales price of all inventory subject to return.

     In addition, the Company records reserves for estimated sales returns by retailers and end-users to it directly or through the Company's distributors or resellers based on historical returns experience. The provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. Such returns from retailers and end-users have not been significant. Also, from time to time, the Company offers its customers rebates or offers price protection incentive programs to retailers for the sale of the Company's products. The Company estimates the impact on revenue of rebate or price protection programs based upon its historical experience with similar programs for like products. The estimated reserve for such rebates or programs is recorded as a reduction of revenue in the period when the rebate or price protection program is available to the end-user or retailer.

     The Company also receives royalties from agreements with original equipment manufacturers (OEMs). Under the terms of its OEM licensing agreements, the Company ships a master disk to the OEM and permits the OEM to make multiple copies. Royalty payments are due to the Company upon the OEM's deployment of copies of licensed software. Royalty revenue derived from sales to OEM partners is recognized when software copies are deployed and payment becomes due. Historically, the Company had not been able to obtain royalty reports from OEM customers with whom the Company had significant past experience and, therefore, recognized revenue based on estimated deployments in the respective period. The Company has determined that it is now able to obtain royalty reports on a timely basis and as a result can more accurately record OEM revenue based on reports of actual deployments received from OEM customers. Therefore, beginning with the fourth quarter of 2002, OEM revenue is recorded based on actual deployments as reported by OEM customers. This change did not have a material effect on our financial position, results of operations or cash flows. Additionally, the differences between actual and estimated deployments were not material for the years ended December 31, 2001 or 2000, or for any interim period during those years.

     The Company applies the residual method to account for revenues when an order contains one or more elements to be delivered in the future (for example, maintenance and support services or training) and when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is initially deferred and the remaining portion of the arrangement fee is recognized as revenues related to the delivered elements. If evidence of the fair value of one or more of the undelivered elements does not exist, all revenues are deferred and recognized only when delivery of those elements occurs or when fair value can be established. Vendor-specific objective evidence (VSOE) of the fair value of each undelivered element is based on the prices charged by the Company to its customers when these elements are

                                 SCANSOFT, INC.

sold separately or, in the case of some maintenance services, based on the contractual maintenance renewal rates. VSOE of the fair value of training service is based on the fee charged per day or per student, depending on the type of training provided.

     The Company recognizes revenue from the sale of maintenance and support to end-users ratably over the contract period, usually one year. Payments received in advance for maintenance and support revenue are initially recorded as deferred revenue. Revenue from training service is recognized as it is provided.

     The Company's products do not require installation or implementation by the Company and do not require significant production, modification or customization of the software. However, the Company occasionally enters into software license agreements with customers that require significant modification of the software. Revenue is recognized under these arrangements in accordance with Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Performance-Type Contracts. Under the percentage-of-completion method, the Company determines progress toward completion based on costs incurred to date as compared with total estimated costs at the contract completion date. Anticipated losses, if any, are recognized in the period in which determined.

     Effective January 1, 2002, the Company implemented EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). The implementation resulted in a $0.3 million, $1.1 million and $1.1 million reduction in total revenue and a corresponding reduction of selling, general and administrative expense for the years ended 2002, 2001 and 2000, respectively.

  Costs of Revenue

     Cost of revenue consists primarily of material and fulfillment costs, third-party royalties, salaries for product support personnel, and engineering costs associated with certain contracts which are accounted for under the percentage of completion method of accounting.

  Costs of Revenue from Amortization of Intangible Assets

     Cost of revenue from amortization of intangible assets includes the amortization of acquired patents and core and completed technology.

  Cash Equivalents

     Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less at the date of acquisition. The Company invests primarily in commercial paper.

  Accounts Receivable

     The Company establishes reserves against its accounts receivable for potential credit losses when it determines receivables are at risk for collection based upon the length of time the receivables are outstanding as well as various other criteria. Receivables are written off against these reserves in the period they are determined to be uncollectible.

  Inventory

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market value.

                                 SCANSOFT, INC.

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

  Long-lived and Intangible Assets and Goodwill

     The Company has significant long-lived tangible and intangible assets, including goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, patents, core technology, and trademarks which are amortized using the straight-line method over their estimated useful lives. The values of intangible assets, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment of such assets, include the following:

     - Significant underperformance relative to historical or projected future operating results;

     - Significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

     - Significant negative industry or economic trends;

     - Significant decline in our stock price for a sustained period; and

     - A decline in our market capitalization below net book value.

     Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position in the reporting period identified.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets or SFAS 142. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the reassessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 required us to complete a transitional impairment test of goodwill within six months of the date of adoption. We have reassessed the useful lives of our existing intangible assets, other than goodwill, and believe that the original useful lives remain appropriate. In addition, we have determined that we operate in one reporting unit and, therefore, have completed our transitional goodwill impairment test on an enterprise-wide level. Based on this analysis, we have determined that goodwill recorded was not impaired, and no impairment charge has been recorded. We will complete additional goodwill impairment analyses at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired.

     Significant judgments and estimates are involved in determining the useful lives of our intangible assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in events or circumstances, including but not limited to technological advances or competition which could result in shorter useful lives, additional reporting units which may require alternative methods of estimating fair value, or economic or market conditions which may affect previous assumptions and estimates, could have a significant impact on our results of operations or financial position through accelerated amortization expense or impairment charges. (See Notes 4 and 5)

                                 SCANSOFT, INC.

  Research and Development Costs

     Costs incurred in the research and development of new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. In the years ended December 31, 2002, 2001 and 2000, costs eligible for capitalization were not material.

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

  Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net loss and other comprehensive income (loss), which includes foreign currency translation adjustments. For the purposes of comprehensive loss disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

  Concentration of Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management's expectations. At December 31, 2002, no customer represented greater than 10% of our net accounts receivable balance. At December 31, 2001, three customers represented 16%, 11% and 5%, of our net accounts receivable balance, respectively.

  Fair Value Disclosures of Financial Instruments

     Financial instruments include cash equivalents, accounts receivable, and long-term notes payable and are carried in the financial statements at amounts that approximate their fair value as of December 31, 2002 and 2001.

  Advertising Costs

     Advertising costs are expensed as incurred and are classified as selling, general and administrative costs. The Company incurred advertising costs of $3.0 million, $2.5 million and $1.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Basic net income per share for the year ended December 31, 2002 includes the assumed conversion of the Series B Preferred

                                 SCANSOFT, INC.

Stock, which participates in dividends with common stock when and if declared as well as the weighted average impact of vested restricted stock. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period plus potential dilutive common shares, which include the assumed conversion of the Series B Preferred Stock, and the effect, when dilutive, of outstanding stock options, warrants, and unvested shares of restricted stock using the treasury stock method. All potential dilutive common shares are excluded from the computation of net loss per share because they are antidilutive. Dilutive common equivalent shares consist of stock options and warrants and are calculated using the treasury stock method.

     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                                  YEAR ENDED
                                                         ----------------------------
                                                          2002      2001       2000
                                                         ------   --------   --------
Net income (loss)......................................  $6,333   $(16,877)  $(53,251)
Basic:
  Weighted average common shares outstanding...........  63,448     49,693     42,107
  Assumed conversion of Series B Preferred Stock.......   3,562         --         --
                                                         ------   --------   --------
Weighted average common shares:
basic..................................................  67,010     49,693     42,107
                                                         ======   ========   ========
Net income (loss) per share:
basic..................................................  $ 0.09   $  (0.34)  $  (1.26)
                                                         ======   ========   ========
Effect of dilutive common equivalent shares:
     Stock options.....................................   5,223         --         --
     Warrants..........................................     468         --         --
     Unvested restricted stock.........................      95         --         --
                                                         ------   --------   --------
Weighted average common shares:
diluted................................................  72,796     49,693     42,107
                                                         ======   ========   ========
Net income (loss) per share:
diluted................................................  $ 0.09   $  (0.34)  $  (1.26)
                                                         ======   ========   ========

     For the year ended December 31, 2002, stock options to purchase 1,039,955 shares of common stock were outstanding but were excluded from the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the Company's common stock. Additionally, stock options to purchase 5,080,343 and 5,179,653 shares of common stock were not included in the calculation of diluted net loss per share for the years ended December 31, 2001 and 2000, respectively, because they were antidilutive.

     Potential weighted average common shares, including stock options, unvested restricted stock, preferred shares and warrants at December 31, 2001 and 2000, were 11,755,150 and 9,534,865, respectively. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for the period presented.

     On January 30, 2003, the Company issued a $27.5 million subordinated debenture which is convertible into the Company's common stock at $6.00 per share. (See Note 20)

                                 SCANSOFT, INC.

  Accounting for Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company follows the disclosure provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (see Note 11). Deferred compensation is recorded for restricted stock granted to employees based on the fair value of the Company's common stock at the date of grant and is amortized over the period in which the restrictions lapse. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

     Had compensation expense for the Company's stock-based compensation plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and pro forma net income (loss) and net (income) loss and pro forma net income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2002       2001       2000
                                                        -------   --------   --------
Net income (loss) -- as reported......................  $ 6,333   $(16,877)  $(53,251)
Stock-based compensation..............................    9,217      5,020      4,168
                                                        -------   --------   --------
Net loss -- pro forma.................................  $(2,884)  $(21,897)  $(57,419)
                                                        =======   ========   ========
Net income (loss) per share -- as reported: basic and
  diluted.............................................  $  0.09   $  (0.34)  $  (1.26)
Net loss per share -- pro forma: basic and diluted....  $ (0.04)  $  (0.44)  $  (1.36)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 80% for 2002 and 130% for 2001 and 2000, risk-free interest rate of 4.33% to 2.26% for options granted in 2002, 3.66% to 4.97% for options granted in 2001 and 5.02% to 6.68% for options granted in 2000, and a weighted average expected option term of 3.5 years for 2002 and 5 years for 2001 and 2000, respectively. The Company has not paid dividends to date and assumed no dividend yield.

     For the Employee Stock Purchase Plan, the fair value of each purchase right was estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following assumptions used in 2002, 2001 and 2000: expected volatility of 80% for 2002, 133% to 168% for 2001 and 128% for 2000; risk-free interest rate of 1.65% to 3.36%, 3.41% to 5.04% and 6.10% for 2002, 2001 and 2000, respectively; and expected lives of six months for all three years. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of all purchase rights granted in 2002, 2001 and 2000, were $1.49, $1.04 and $1.73, respectively.

  Recently Issued Accounting Standards

     On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the

                                 SCANSOFT, INC.

disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. SFAS 148 did not have any effect on our financial position, results of operations or cash flows as we have elected to continue to follow the recognition provisions of APB No. 25.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for
Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

     FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and
(d) indirect guarantees of the indebtedness of others.

     FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company has evaluated the impact of FIN 45 on its financial statements and determined that the recognition provision will not have an impact on the financial position or results of operations for 2002.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for segments of a business to be

                                 SCANSOFT, INC.

disposed of. However, SFAS 144 retains the requirement of APB 30 that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company adopted the provisions of SFAS 144 in 2002 and its adoption had no impact on its results of operations.

3. INVENTORY

     Inventory consists of the following (in thousands):

                                                              DECEMBER 31,
                                                              -------------
                                                               2002    2001
                                                              ------   ----
Raw materials...............................................  $   26   $107
  Finished goods............................................   1,215    400
                                                              ------   ----
                                                              $1,241   $507
                                                              ======   ====

4. GOODWILL

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

     The fair value of the reporting unit was determined using the Company's market capitalization as of January 1, 2002. As the fair value of the reporting unit as of January 1, 2002 was in excess of the carrying amount of the net assets, the Company concluded that its goodwill was not impaired, and no impairment charge was recorded. The Company performed its annual assessment for 2002 in the fourth quarter. Based on

                                 SCANSOFT, INC.

the Company's market capitalization as of November 30, 2002, the fair value of the reporting unit was in excess of the carrying amount of the net assets as of November 30, 2002. Therefore, no further analysis was required under SFAS 142.

     Intangible assets are amortized on a straight-line basis over their estimated useful lives of three to twelve years. As required, upon adoption of SFAS 142, the Company reassessed the useful lives of its intangible assets and determined that no adjustments were required.

     The following summary reflects the consolidated results of operations as if SFAS 142 had been adopted at the beginning of the periods presented (in thousands, except net income (loss) per share amounts):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002      2001       2000
                                                         ------   --------   --------
Net income (loss):
  Reported net income (loss)...........................  $6,333   $(16,877)  $(53,251)
  Effect of goodwill amortization......................      --     10,387      9,601
                                                         ------   --------   --------
  Adjusted net income (loss)...........................  $6,333   $ (6,490)  $(43,650)
                                                         ======   ========   ========
Basic net income (loss) per share:
  Reported basic net income (loss) per share...........  $ 0.09   $  (0.34)  $  (1.26)
  Effect of goodwill amortization......................      --        .21        .23
                                                         ------   --------   --------
  Adjusted basic net income (loss) per share...........  $ 0.09   $  (0.13)  $  (1.03)
                                                         ======   ========   ========
Diluted net income (loss) per share:
  Reported diluted net income (loss) per share.........  $ 0.09   $  (0.34)  $  (1.26)
  Effect of goodwill amortization......................      --        .21        .23
                                                         ------   --------   --------
  Adjusted diluted net income (loss) per share.........  $ 0.09   $  (0.13)  $  (1.03)
                                                         ======   ========   ========

                                 SCANSOFT, INC.

5. OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following (in thousands):

                                                 GROSS CARRYING   ACCUMULATED    NET CARRYING
                                                     AMOUNT       AMORTIZATION      AMOUNT
                                                 --------------   ------------   ------------
DECEMBER 31, 2002
Patents and core technology....................     $48,130         $19,190        $28,910
Completed technology...........................      16,340          16,340             --
Trademarks.....................................       7,461           2,836          4,625
Non-competition agreement......................       4,048           4,048             --
Acquired favorable lease.......................         553             553             --
OEM relationships..............................       1,100             812            288
Other..........................................         200             200             --
                                                    -------         -------        -------
                                                    $77,832         $43,979        $33,823
                                                    =======         =======        =======
DECEMBER 31, 2001
Patents and core technology....................     $46,456         $11,771        $34,685
Completed technology...........................      16,340          14,714          1,626
Trademarks.....................................       7,461           1,784          5,677
Non-competition agreement......................       4,048           3,646            402
Acquired favorable lease.......................         553             355            198
OEM relationships..............................       1,100             524            576
Assembled workforce............................         374             270            104
Other..........................................         200             167             33
                                                    -------         -------        -------
                                                    $76,532         $33,231        $43,301
                                                    =======         =======        =======

     The balances of patents and core technology, trademarks and assembled workforce at December 31, 2002 reflect the impact of the restatement described in Note 18. As a result of the restatement, $16.6 million, $2.9 million and $3.3 million of patents and core technology, trademarks and assembled workforce, respectively, were reallocated to goodwill.

     Aggregate amortization expense was $11.2 million ($9.5 million included in cost of revenue) for the year ended December 31, 2002. Estimated amortization expense for each of the five succeeding fiscal years as of December 31, 2002 is as follows (in thousands):

                                                                    SELLING,
                                                       COST OF    GENERAL AND
YEAR ENDING                                            REVENUE   ADMINISTRATIVE    TOTAL
-----------                                            -------   --------------   -------
2003.................................................  $ 7,905       $  944       $ 8,849
2004.................................................    7,461          516         7,977
2005.................................................    3,060          516         3,576
2006.................................................    2,026          301         2,327
2007.................................................    2,026          258         2,284
Thereafter...........................................    7,281        1,529         8,810
                                                       -------       ------       -------
Total................................................  $29,759       $4,064       $33,823
                                                       =======       ======       =======

                                 SCANSOFT, INC.

6. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                         DECEMBER 31,
                                                         USEFUL LIFE   -----------------
                                                         (IN YEARS)     2002      2001
                                                         -----------   -------   -------
Computers, software and equipment......................        3       $ 7,650   $ 6,300
Leasehold improvements.................................      2-4         1,315       436
Furniture and fixtures.................................        3           443       193
Construction in process................................       --             9       176
                                                                       -------   -------
                                                                         9,417     7,105
Accumulated depreciation...............................                 (6,571)   (4,955)
                                                                       -------   -------
                                                                       $ 2,846   $ 2,150
                                                                       =======   =======

     Depreciation expense, associated with property and equipment, for the years ended December 31, 2002, 2001 and 2000 was $2.0 million, $1.8 million, and $2.1 million, respectively.

     In January 2002, the Company entered into a one-year capital lease agreement for certain equipment. Total payments during the year were $0.3 million. No further obligation exists as of December 31, 2002. 7. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Accrued compensation........................................  $ 2,122   $ 2,775
Accrued sales and marketing incentives......................    1,802     1,160
Accrued restructuring.......................................      665       634
Accrued royalties...........................................      238       750
Accrued professional fees...................................      472       571
Accrued acquisition liabilities.............................    1,437     6,065
Accrued transaction costs...................................      217       882
Accrued taxes and other.....................................    2,820     1,634
                                                              -------   -------
                                                              $ 9,773   $14,471
                                                              =======   =======

8. RESTRUCTURING AND OTHER CHARGES

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

                                 SCANSOFT, INC.

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

     Through December 31, 2001 ScanSoft paid $1.9 million in severance payments related to these restructuring actions.

     In January 2002, the Company announced, and in March 2002 completed, a restructuring plan to consolidate facilities, worldwide sales organizations, research and development teams and other personnel following the December 12, 2001 L&H acquisition. As a result, the Company exited facilities in both North America and Europe, eliminating 21 employee positions, including 12 in research and development and 9 in selling, general and administrative functions. In the first quarter of 2002, the Company recorded a restructuring charge in the amount of $0.6 million for severance payments to these employees, and a restructuring charge of $0.4 million for certain termination fees to be incurred as a result of exiting the facilities, including the write-off of previously recorded assembled workforce of $0.1 million.

     During the fiscal year ended December 31, 2002, the Company paid a total of $0.8 million in severance payments, of which $0.6 million related to the March 2002 restructuring and $0.2 million related to severance paid to the former Caere President and CEO, pursuant to a 2000 restructuring.

     At December 31, 2002, the remaining restructuring accrual from the current and prior restructuring activities amounted to $0.7 million. This balance is comprised of $0.2 million of lease exit costs resulting from the 2002 restructuring and $0.5 million of severance to the former Caere President and CEO. The lease exit costs and severance due to the former Caere President and CEO will be paid through January 2004 and March 2005, respectively.

                                 SCANSOFT, INC.

     The following table sets forth the 2002, 2001 and 2000 restructuring accrual activity (in thousands):

                                                              LEASE   INTANGIBLE
                                                   EMPLOYEE   EXIT      ASSET
RESTRUCTURING AND OTHER CHARGES ACCRUAL            RELATED    COSTS   IMPAIRMENT   TOTAL
---------------------------------------            --------   -----   ----------   ------
Restructuring reserve provided in March 2000
  acquisition....................................   $1,552                         $1,552
Restructuring and other charges for June 2000
  restructuring..................................    1,069    $397      $3,490      4,956
Additional restructuring charges for June 2000
  restructuring..................................              276                    276
Reversal of excess restructuring charges related
  to June 2000 restructuring.....................      (73)   (347)                  (420)
Non-cash write-off...............................             (276)     (3,490)    (3,766)
Cash payments....................................   (1,120)                        (1,120)
                                                    ------    ----      ------     ------
Balance at December 31, 2000.....................    1,428      50          --      1,478
Cash payments....................................     (794)    (50)                  (844)
                                                    ------    ----      ------     ------
Balance at December 31, 2001.....................   $  634    $ --      $   --     $  634
Restructuring and other charges for March 2002
  restructuring..................................      576     465          --      1,041
Non-cash write-off...............................             (113)         --       (113)
Cash payments....................................     (764)   (133)                  (897)
                                                    ------    ----      ------     ------
Balance at December 31, 2002.....................   $  446    $219      $   --     $  665
                                                    ======    ====      ======     ======

9. DEBT

  Credit Facility

     On October 31, 2002, the Company entered into a two year Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank") that consisted of a $10 million revolving loan (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at the Bank's prime rate plus 0.375% or 0.75%, (4.625% at December 31, 2002) which is determined by the Company's fixed charge coverage ratio, as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time will be limited to the lesser of $10.0 million or a borrowing base equal to either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on the Company's fixed charge coverage ratio. As of December 31, 2002, based upon the calculated borrowing base, available borrowings totaled approximately $8.6 million. Borrowings under the loan agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the two year loan term. Pursuant to the Loan Agreement, the Company will be required to maintain certain financial and non-financial covenants, the most restrictive of which is a quarterly minimum fixed charge coverage ratio of 1.25 to 1.00. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, predominantly its accounts receivable, but not its intellectual property. As of December 31, 2002, there was no outstanding balance under this Credit Facility and the Company was in compliance with all debt covenants.

     Our loan and security agreement with Silicon Valley Bank, dated October 31, 2002, contains a restrictive covenant which prohibits us from paying or declaring any dividends on our capital stock during the term of the agreement (except for dividends payable solely in capital stock) without Silicon Valley Bank's prior written consent. In addition, the zero coupon convertible subordinated debenture due in 2006 that was issued to

                                 SCANSOFT, INC.

Koninklijke Royal Philips Electronics N.V. ("Philips") in connection with our acquisition of the Speech Processing Telephony and Voice Control business units of Philips contains a restrictive covenant which prohibits us from paying or declaring any dividend or distribution (other than distributions of our equity securities) on our capital stock while the note is outstanding. This restriction terminates if one half or more of the note is converted by Philips into common stock.

     On March 14, 2000, the Company entered into a one year Credit Agreement (the "Agreement") with its then primary financial institution for a $10 million revolving loan (the "Prior Credit Facility"). Borrowings under the Prior Credit Facility bore interest at the prime rate plus one percent and, as amended, expired on September 30, 2001. The maximum aggregate amount of borrowings outstanding at any one time as amended was $5.0 million. During 2001, the Company repaid all amounts due under the Prior Credit Facility, which included principal and interest amounting to $3.4 million. The Prior Credit Facility was terminated and cancelled upon the final payment.

  Note Payable

     In connection with the L&H acquisition (see Note 18), the Company issued a $3.5 million promissory note (the "Note") to Lernout & Hauspie Speech Products, N.V. The unsecured Note had a stated maturity date of December 15, 2004 and bore interest at 9% per annum. Payments of principal and interest in the amount of $133,000 were due quarterly commencing on March 15, 2002, for a total of eleven payments. During the year ended December 31, 2002, four quarterly payments were made in accordance with the terms and conditions of the promissory note.

     In connection with an agreement to repurchase 1,461,378 shares of common stock from L&H Holdings USA, Inc. and Lernout & Hauspie Speech Products N.V. (collectively, L&H) (see Note 10), entered into by the Company in September 2002, the terms of the Note were amended to provide for the acceleration of the maturity date of the outstanding principal and interest to January 1, 2003 if consummation of the underwritten public offering (also described in Note 10) did not occur by January 1, 2003. The Company did not complete the offering by January 1, 2003 and accordingly, the debt became immediately due and payable. To fulfill this obligation, on January 3, 2003, the Company paid $3.3 million in full settlement of all of the outstanding principal and accrued interest under the Note. The Company has classified the debt as current in its balance sheet at December 31, 2002.

10. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 as Series B Preferred Stock. In connection with the acquisition of ScanSoft (see Note 1), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox Corporation ("Xerox"). The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The Series B Preferred Stock holders are entitled to non-cumulative dividends at the rate of $0.065 per annum per share, payable when, as and if declared by the Board of Directors. To date no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock.

                                 SCANSOFT, INC.

  Common Stock Warrants

     In connection with the ScanSoft acquisition (see Note 1), the Company issued Xerox a ten-year warrant that allows Xerox to acquire a number of shares of common stock equal to the number of stock options (whether vested or unvested) that remains unexercised at the expiration of any ScanSoft stock option assumed by the Company in the merger. The exercise price for each warrant share is $0.61. If all of the assumed ScanSoft options expire without being exercised, Xerox would be entitled to purchase 1,736,630 shares of common stock. From the date of acquisition through December 31, 2002, 525,732 ScanSoft options have been forfeited and accordingly, the Xerox warrant at December 31, 2002 was exercisable for the purchase of 525,732 shares of the Company's common stock.

  Stock Repurchase

     During 2001, the Board of Directors authorized the repurchase of up to 2 million shares of common stock for a period of one year ending on August 22, 2002. Purchases were made in the open market and in privately negotiated transactions. Repurchased shares are available for issuance under employee stock plans or in the ordinary course of business. During the year ended December 31, 2001 the Company repurchased 656,000 shares of common stock at a cost of $1.0 million. No other shares were repurchased under the program.

     In September of 2002, the Company repurchased 1,461,378 shares of common stock from L&H Holdings USA, Inc. and Lernout & Hauspie Speech Products N.V. (collectively, L&H) and certain other parties at $4.79 per share for a total consideration of $7.0 million. The price per share was based on the greater of $4.79 or the twenty day trading average beginning August 14, 2002, which was $4.67. These shares represented a portion of the common shares that were issued to L&H in connection with the December 12, 2001 acquisition of certain of L&H's speech and language technology operations and the March 21, 2002 acquisition of the AudioMining assets of L&H Holdings USA, Inc.

     As of December 31, 2002 and 2001, the Company had 2,117,378 and 656,000 shares of common stock in treasury at a cost of $8.0 million and $1.0 million, respectively.

  Other

     On April 12, 2002, the Company completed a private placement of 1.0 million shares of common stock at a purchase price of $6.00 per share with SF Capital Partners Ltd. ("SF Capital"), resulting in proceeds, net of issuance costs, of $5.6 million. In purchasing these shares, SF Capital was provided with certain registration rights which required that the shares be registered no later than August 10, 2002. The shares held by SF Capital were were registered on February 10, 2003.

     In connection with the agreement to repurchase 1,461,378 shares of common stock from L&H Holdings USA, Inc. and Lernout & Hauspie Speech Products N.V. (collectively, L&H) entered into by the Company in September 2002, the Company agreed to issue an additional 150,000 shares of its common stock to L&H if it did not complete an underwritten public offering of the shares held by L&H by December 15, 2002. The Company further agreed to issue an additional 150,000 shares of its common stock to L&H if it did not complete an underwritten public offering by February 15, 2003. The Company also would be required to issue an additional 100,000 shares of its common stock to L&H if, by February 15, 2003, it failed to file a registration statement to register the shares remaining unsold. The value ascribed to the potential right to acquire additional shares of the Company's common stock was valued at $0.3 million using a probability-weighted, Black-Scholes valuation model and recorded as a credit to additional paid-in capital, with a corresponding reduction in additional paid-in capital because the Company has an accumulated deficit. Accordingly, the right had no net effect on the Company's financial position or results of operations. The Company completed the public offering on February 14, 2003. Because the offering was not completed by December 15,2002, the Company issued L&H 150,000 shares of common stock on December 18, 2002.

                                 SCANSOFT, INC.

     During December 2001, the Company issued 262,200 shares of its common stock in partial settlement of a $2.1 million liability assumed in connection with the Caere acquisition. The common stock was valued at $0.7 million based on the fair value of the common stock on the date the agreement was reached. The Company also agreed to pay $0.7 million in cash as part of the settlement. The Company realized a gain on this settlement of $0.7 million as a reduction of general and administrative expenses in 2001.

     On December 21, 2001, the Company committed to issuing 65,100 shares of its common stock in partial settlement of a $1.0 million liability incurred as part of the Caere acquisition. The common stock was valued at $0.3 million based on the fair value of the common stock on the date agreement was reached. The Company also agreed to pay $0.3 million in cash as part of the settlement. The Company realized a gain on this settlement of $0.3 million as a reduction of general and administrative expenses in 2001. The $0.3 million value of the common stock is reflected in other long-term liabilities at year-end as the shares were not issued as of December 31, 2001. The stock was issued in January 2002.

11. STOCK COMPENSATION PLANS

  Stock Option and Award Plans

     The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock generally at the fair market value on the date of grant. Plans do not allow for options to be granted at below fair market value nor can they be re-priced at anytime. Options become exercisable over various periods, typically two to four years and have a maximum term of 10 years. At December 31, 2002, 18,028,104 shares were authorized for grant under the Company's stock-based compensation plans, of which 2,882,397 were available for future grant. To date, all stock options have been granted with exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant.

     During 2001, the Company awarded 133,824 shares of restricted common stock to senior executives at a weighted average fair value at the grant date of $2.72 resulting in deferred compensation of $291,000. Restrictions lapse over a period of 2 to 4 years depending on the grant. The restricted stock awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Deferred compensation expense is amortized to compensation expense over the period that the restrictions lapse. During 2002 and 2001, compensation expense of $103,000 and $15,000 was recognized, respectively. No restricted stock was awarded for the year ended December 31, 2002.

                                 SCANSOFT, INC.

     The following table summarizes activity under all stock option plans and for options granted outside the plans:

                                                                              WEIGHTED
                                                                NUMBER        AVERAGE
                                                              OF SHARES    EXERCISE PRICE
                                                              ----------   --------------
Balance at December 31, 1999................................   4,178,837       $2.77
Options granted.............................................   7,453,007       $2.26
Options granted in exchange for Caere options...............   4,577,993       $2.51
Options exercised...........................................    (307,307)      $0.97
Options canceled............................................  (3,536,878)      $2.80
                                                              ----------
Balance at December 31, 2000................................  12,365,652       $2.49
Options granted.............................................   3,891,021       $2.39
Options exercised...........................................    (527,582)      $1.96
Options canceled............................................  (2,511,922)      $3.27
                                                              ----------
Balance at December 31, 2001................................  13,217,169       $2.33
Options granted.............................................   4,965,913       $5.43
Options exercised...........................................  (1,362,299)      $1.83
Options canceled............................................  (1,675,076)      $4.03
                                                              ----------
Balance at December 31, 2002................................  15,145,707       $3.20
                                                              ==========

     The weighted average grant date fair value per share of options granted was $3.12, $1.92 and $1.83 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Stock options to purchase 8,389,293, 6,502,668 and 4,088,911 shares of common stock were exercisable as of December 31, 2002, 2001 and 2000, respectively.

     The following table summarizes information about stock options outstanding under the Company's stock compensation plans at December 31, 2002:

                           OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
               --------------------------------------------   ----------------------------
                               WEIGHTED
                                AVERAGE         WEIGHTED                       WEIGHTED
EXERCISE         SHARES        REMAINING        AVERAGE         SHARES         AVERAGE
PRICE RANGE    OUTSTANDING   LIFE IN YEARS   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-----------    -----------   -------------   --------------   -----------   --------------
$0.41 - $1.23   1,717,044        7.46            $0.90         1,264,731        $0.89
$1.25 - $1.28     787,931        7.61             1.28           638,216         1.28
$1.31 - $1.34   2,782,819        7.63             1.34         2,764,370         1.34
$1.41 - $2.22   1,674,869        6.83             1.76         1,215,901         1.77
$2.28 - $3.40   1,621,170        7.58             3.15           805,982         3.06
$3.60 - $4.30   2,461,171        8.28             4.22           635,343         4.21
$4.45 - $5.20     729,509        8.09             4.85           264,097         4.90
$5.36 - $5.36   1,687,590        9.33             5.36           461,049         5.36
$5.38 - $6.97   1,644,104        7.75             6.65           339,604         6.38
$7.14 - $8.74      39,500        9.53             7.54                 0         0.00
               ----------                                      ---------
$0.41 - $8.74  15,145,707        7.85            $3.20         8,389,293        $2.25
               ==========                                      =========

                                 SCANSOFT, INC.

  1995 Employee Stock Purchase Plan

     The Company's 1995 Employee Stock Purchase Plan, as amended on June 29, 1999, authorizes the issuance of a maximum of 1,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The Company issued 87,185, 95,952 and 46,896 shares of common stock under this plan during the years ended December 31, 2002, 2001 and 2000 respectively. The weighted average fair value of common stock on the grant date was $1.48, $0.71 and $1.08 during the years ended December 31, 2002, 2001 and 2000 respectively.

12. COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss), net of taxes, was $6.8 million, ($17.3) million and ($53.3) million for the years ended December 31, 2002, 2001 and 2000 respectively. Total comprehensive income (loss) consisted of net income or loss and foreign currency translation adjustments for the respective periods.

13. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has various operating leases for office space around the world. These obligations extend through 2008. Future minimum payments under operating leases with an initial term of more than one year are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
2003........................................................   $2,020
2004........................................................    1,827
2005........................................................    1,779
2006........................................................    1,421
2007........................................................      332
Thereafter..................................................       83
                                                               ------
Total.......................................................   $7,462
                                                               ======

     Total  rent expense under operating leases for the years ended December 31,
2002,  2001  and  2000  was  $1.8  million,  $0.8  million  and  $0.8   million,
respectively.

  Litigation and Other Claims

     Like many companies in the software industry, the Company has from time to time been notified of claims that it may be infringing certain intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, the Company may seek licenses for these intellectual property rights. There is no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to the Company or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by the Company.

     From time to time, we receive information concerning possible infringement by third parties of our intellectual property rights, whether developed, purchased or licensed by us. In response to any such circumstance, we have our counsel investigate the matter thoroughly and we take all appropriate action to defend our rights in these matters.

                                 SCANSOFT, INC.

     On November 27, 2002, AllVoice Computing plc filed an action against the Company in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled "Automated Proofreading Using Interface Linking Recognized Words to Their Audio Data While Text Is Being Changed" (the "'273 Patent"). The '273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology field, the Company believes that its products do not infringe the '273 Patent because they do not use the claimed techniques. The Company believes this claim has no merit, and intends to defend the action vigorously.

     In December 2001, the Massachusetts Institute of Technology and Electronics For Imaging, Inc. sued the Company in the United States District Court for the Eastern District of Texas for patent infringement. The patent infringement claim was filed against more than 200 defendants. In their lawsuit, MIT and EFI allege that the Company is infringing United States Patent No. 4,500,919 entitled "Color Reproduction System" (the "'919 Patent"). MIT and EFI allege that the '919 Patent discloses a system for adjusting the colors of a scanned image on a television screen and outputting the modified image to a device. The Company has several products that permit a user to adjust the color of an image on a computer monitor. The Company has asserted that its products do not infringe the '919 Patent because its products do not contain all elements of the structure required by the claimed invention and because its products do not perform all of the steps required by the claimed method. Further, the Company believes there may be prior art that would render the '919 Patent invalid. The '919 Patent expired on May 6, 2002. Damages are sought in an unspecified amount. The Company filed an Answer and Counterclaim on July 1, 2002. For the reasons described here, the Company believes this claim has no merit, and intends to defend the action vigorously.

     On August 16, 2001, Horst Froessl sued the Company in the United States District Court for the Northern District of California for patent infringement. In his lawsuit, Froessl alleges that the Company is infringing United States Patent No. 4,553,261 entitled "Document and Data Handling and Retrieval System" (the "'261 Patent"). Froessl alleges that the '261 Patent discloses a system for receiving and optically scanning documents, converting selected segments of the digitalized scan data into machine code, and storing and retrieving the documents and the digitalized and converted segments. Although the Company has several products in the scanning technology field, the Company has asserted that its products do not infringe the '261 Patent because its products do not contain all elements of the structure required by the claimed invention and because its products do not perform all of the steps required by the claimed method. Further, the Company believes there may be prior art that would render the '261 Patent invalid. Damages are sought in an unspecified amount. The Company filed an Answer and Counterclaim on September 19, 2001. For the reasons described here, the Company believes this claim has no merit, and intends to defend the action vigorously.

     The Company believes that the final outcome of these matters will not have a significant adverse effect on its financial position and results of operations, and the Company believes it will not be required to expend a significant amount of resources defending such claims. However, should the Company not prevail in any such litigation, its operating results and financial position could be adversely impacted.

  Guarantees

     The Company has entered into agreements to indemnify its directors and officers to the fullest extent authorized or permitted under applicable law. These agreements, among other things, provide for the indemnification of its directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by any such person in his or her capacity as a director or officer of the company, whether or not such person is acting or serving in any such capacity at the time any liability or expense is incurred for which indemnification can be provided under the agreements. The Company has a Director and Officer insurance policy in effect that reduces its exposure under these agreements and enables it to recover a portion of any

                                 SCANSOFT, INC.

future amounts paid. While the maximum potential amount of any future payments under these agreements is uncertain, as a result of its insurance coverage the Company believes the estimated fair value of these agreements is minimal.

     The Company currently includes indemnification provisions in the contracts it enters with its customers and business partners. Generally, these provisions require the Company to defend claims arising out of its products' infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct on its part. The indemnity obligations imposed by these provisions generally cover damages, costs and attorneys' fees arising out of such claims. In most, but not all, cases the Company's total liability under such provisions is limited to either the value of the contract or a specified, agreed upon, amount. In some cases, its total liability under such provisions is unlimited. In many, but not all, cases the term of the indemnity provision is perpetual. Although these provisions are included in most of its contracts with customers and business partners, as noted above, the Company is currently indemnifying the liabilities of only four parties pursuant to such provisions. Each of these four parties is a defendant in a case filed by the Massachusetts Institute of Technology and Electronics for Imaging, Inc. in the United States District Court for the Eastern District of Texas in December 2001. The case, which alleges patent infringement by certain ScanSoft products, is more fully described above. The Company's indemnity obligations in this case have required it to incur costs and attorney fees of approximately $0.1 million to date. The Company cannot predict the outcome of this case or the total additional indemnity costs it may produce, though it may be required to indemnify one or more defendants in addition to those it is already indemnifying. While the maximum potential amount of future payments the Company could be required to make under all the indemnification provisions in its contracts with customers and business partners is unlimited, it believes that the estimated fair value of these provisions is moderate due to the low frequency with which these provisions have been triggered.

14. 401(K) SAVINGS PLAN

     The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Through October 15, 2002, the Company matched an employee's contributions dollar for dollar up to 4%. Employees are 100% vested into the plan as soon as they start to contribute to the plan. Effective October 16, 2002, this match was discontinued. The Company's contributions to the 401(k) Plan totaled $0.6 million, $0.4 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

15. SUPPLEMENTAL CASH FLOW INFORMATION

     During the years ended December 2002, 2001 and 2000, the Company made cash payments for interest totaling $0.3 million, $0.1 million and $0.6 million, respectively.

     During the years ended December 2002, 2001 and 2000, the Company made cash payments for income taxes totaling $0.6 million, $0.3 million and $0.3 million, respectively.

                                 SCANSOFT, INC.

     During December 2002, the Company issued 150,000 shares of common stock valued at $0.3 million in connection with the agreement to repurchase 1,461,378 shares of common stock from L&H. (see Note 10)

     During 2002, the Company entered into favorable settlement agreements related to liabilities assumed in the L&H acquisition, resulting in a reduction of $2.2 million of the assumed liabilities recorded at the date of acquisition with a corresponding reduction recorded to the carrying value of goodwill. (see
Note 18)

     During March 2002, the Company issued 121,359 shares of the Company's common stock valued at $0.6 million in connection with a purchase agreement in which the Company acquired patents and core technology associated with the Audiomining assets of the speech and language technology assets of L&H. In addition, the Company issued a 9% promissory note in the principal amount of $0.4 million with principal and interest to be repaid in full on July 31, 2002 and $0.5 million in cash, for total consideration of $1.5 million.

     During January 2002, the Company issued 65,100 shares of its common stock in partial settlement of a $1.0 million liability incurred as part of the Caere acquisition. The common stock was valued at $0.3 million based on the fair value of the common stock on December 21, 2001, the date the agreement was reached.

     During January 2002, the Company acquired $0.3 million of equipment through a one-year capital lease arrangement. No further obligation exists as of December 31, 2002.

     During December 2001, the Company issued 262,200 shares of its common stock in partial settlement of a $2.1 million liability assumed in connection with the Caere acquisition. The common stock was valued at $0.7 million based on the fair value of the common stock on the date agreement was reached.

     During December 2001, the Company issued 7.4 million shares of the Company's common stock valued at $27.8 million, a 9% promissory note in the principal amount of $3.5 million in connection with the L&H acquisition (see
Note 18) in which the Company acquired patents, trademarks, tradenames, product and customer contracts associated with certain of the speech and language technology assets of L&H.

     During March 2000, the Company acquired all of the outstanding capital stock of Caere Corporation. As consideration, the Company issued 19.0 million shares of common stock valued at $98.5 million and stock options for the purchase of approximately 4.6 million shares of the Company's common stock valued at $15.5 million in exchange for outstanding employee stock options of Caere. In addition, pursuant to a concurrent non-competition agreement and subject to certain other conditions, the Company agreed to pay in cash the former Caere President and CEO on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by 486,548. (see Note 19)

16. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in a single segment. The following table presents total revenue information by geographic area and principal product line (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
North America..........................................  $ 77,540   $49,266   $39,479
Other foreign countries................................    29,079    13,451     8,482
                                                         --------   -------   -------
  Total................................................  $106,619   $62,717   $47,961
                                                         ========   =======   =======

                                 SCANSOFT, INC.

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
Digital Capture........................................  $ 62,454   $60,966   $47,961
Speech.................................................    44,165     1,751        --
                                                         --------   -------   -------
  Total................................................  $106,619   $62,717   $47,961
                                                         ========   =======   =======

     Revenue classification above is based on the country in which the sale originates or is invoiced. Revenue in other countries predominately relates to sales to customers in Asia and Europe. Intercompany sales are insignificant as products sold in other countries are sourced within Europe or the United States.

     A number of the Company's North American OEM customers distribute its products throughout the world but because these customers do not provide the geographic dispersion of products sales, the Company recorded the revenue in the North America category.

     For the year ended December 31, 2002, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 25% and 12% of our consolidated revenue, respectively. During the year ended December 31, 2001, Ingram Micro and Digital River accounted for 28% and 15% of our consolidated revenue, respectively. During the year ended December 31, 2000, Ingram Micro and Digital River accounted for 7% and 11% of our consolidated revenue, respectively.

     The following table summarizes the Company's long-lived assets, excluding intangible assets, by geographic location (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
North America...............................................  $1,992   $2,165
Other foreign countries.....................................   1,951      662
                                                              ------   ------
                                                              $3,943   $2,827
                                                              ======   ======

17. INCOME TAXES

     The components of the income tax provision (benefit) are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2002     2001    2000
                                                              ------   ------   -----
Federal.....................................................  $(900)   $ (16)   $ --
  Foreign...................................................    907      277     382
  State.....................................................    247     (578)     90
                                                              -----    -----    ----
     Provision (benefit) for income taxes...................  $ 254    $(317)   $472
                                                              =====    =====    ====

     The benefit for federal and state income taxes in 2002 and 2001, respectively relate to refunds related to Caere Corporation.

                                 SCANSOFT, INC.

     For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002      2001       2000
                                                         ------   --------   --------
North America..........................................  $4,585   $(17,797)  $(53,609)
Foreign................................................   2,002        603        830
                                                         ------   --------   --------
  Total................................................  $6,587   $(17,194)  $(52,779)
                                                         ======   ========   ========

     The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $3.5 million at December 31, 2002.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Deferred tax assets
  Net operating loss carryforwards..........................  $ 33,212   $ 36,439
  Federal and state credit carryforwards....................     4,903      4,011
  Capitalized start-up and development costs................     1,062      1,108
  Accrued expense and other reserves........................     3,600      3,374
  Deferred revenue..........................................       558      1,136
  Depreciation..............................................     2,210      1,960
  Other.....................................................         8          4
                                                              --------   --------
  Gross deferred tax assets.................................    45,553     48,032
Deferred tax liabilities
  Acquired intangibles......................................    (4,538)    (7,767)
Valuation allowance.........................................   (41,015)   (40,265)
                                                              --------   --------
     Net deferred tax assets................................  $     --   $     --
                                                              ========   ========

     At December 31, 2002 and 2001, the Company provided a valuation allowance for the full amount of its net deferred tax assets due to the uncertainty of realization of those assets as a result of the recurring and cumulative losses from operations.

     The Company monitors the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Our income tax provisions and our assessment of the realizability of our deferred tax assets involve significant judgments and estimates. If we continue to generate taxable income through profitable operations in future years we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations in the period in which the benefit is determined.

                                 SCANSOFT, INC.

     A reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                          2002       2001       2000
                                                          -----      -----      -----
Federal statutory tax rate............................     34.0%     (34.0)%    (34.0)%
Nondeductible amortization and in-process research and
  development.........................................      0.0%      20.0%       5.3%
Foreign taxes.........................................      6.6%      (0.4)%      0.4%
State tax, net of federal benefit.....................      3.1%      (4.4)%      0.1%
Other.................................................     (2.2)%      2.3%        --
Change in valuation allowance.........................    (17.4)%     16.5%      29.1%
Federal research and development credits..............     (6.5)%     (1.8)%       --
Federal benefit -- refundable taxes...................    (13.7)%       --         --
                                                          -----      -----      -----
                                                            3.9%      (1.8)%      0.9%
                                                          =====      =====      =====

     At December 31, 2002 and 2001, the Company had federal net operating loss carryforwards of approximately $82 million and $90 million, respectively, of which approximately $9.1 million and $4.1 million, respectively, relate to tax deductions from stock compensation. The tax benefit related to the stock compensation, when realized, will be accounted for as additional paid-in capital rather than as a reduction of the provision for income tax. At December 31, 2002 the Company had federal and state research and development credit carryforwards of approximately $3.4 million and $2.3 million respectively. At December 31, 2001, the Company had federal and state research and development credit carryforwards of approximately $2.8 million and $1.6 million, respectively. The net operating loss and credit carryforwards will expire at various dates through 2021, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

18. ACQUISITIONS

  Audiomining Acquisition:

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

     On July 31, 2002, the Company repaid all amounts due under the Note, which included principal and interest of $0.4 million.

                                 SCANSOFT, INC.

     The following table identifies the intangible assets acquired in connection with Audiomining and their respective lives:

                                                           AMOUNT          LIFE
                                                       (IN THOUSANDS)   (IN YEARS)
                                                       --------------   ----------
Core technology......................................      $1,674          3.5
                                                           ------
                                                           $1,674
                                                           ======

  Acquisition of Lernout & Hauspie (L&H) Speech Products N.V. Assets:

     On December 7, 2001, the Company entered into a definitive asset purchase agreement (the "Purchase Agreement") to acquire certain assets and intellectual property relating to the former L&H entities that were in bankruptcy under the jurisdiction of both the U.S. Bankruptcy Court for the District of Delaware and the Commercial Court of Ieper, Belgium. The Company purchased these assets in a closed auction proceeding administered by the creditors committee of the former entities and approved by both the U.S. and Belgium courts on December 11, 2001. The transaction was completed on December 12, 2001 and the Company's results from operations include L&H activities since that date.

     Pursuant to the Purchase Agreement, the Company acquired patents, trademarks, tradenames, product and customer contracts associated with certain of the speech and language technology assets of L&H. In addition, the Company obtained rights to accounts receivable related to the customer contracts acquired and fixed assets. The Company also hired 223 employees from L&H. The Company paid $41.3 million in total consideration to the creditors as follows:
$10.0 million in cash, 7.4 million shares of the Company's common stock valued at $27.8 million (based on the average of the closing share price of our stock 3 days before and after the proposed acquisition was announced) and a 9% promissory note in the principal amount of $3.5 million, to be repaid in installments of $0.1 million of principal and interest quarterly commencing on March 15, 2002, for a total of eleven payments. All remaining principal and interest shall become due on December 15, 2004. The Company incurred approximately $1.0 million of acquisition related costs.

     On December 27, 2001, the Company filed a Form 8-K reporting the transaction as an acquisition of assets. The Company had ongoing discussions with the SEC regarding historical financial statement requirements related to the acquisition. Following these discussions, the Company concluded that, for purposes of Rule 3-05 of Regulation S-X, the L&H transaction was an acquisition of a business and not an acquisition of assets. In connection with these discussions, the Company also concluded that the transaction should be reported as an acquisition of a business for accounting purposes rather than an acquisition of assets, as previously reported. On August 14, 2002, the Company filed a Form 10-Q/A to restate the financial statements as of and for the quarter ended March 31, 2002 to reflect the impact of the change in the accounting for the acquisition. The change in the accounting for the transaction was determined to have an immaterial impact on the financial position, results of operations or cash flows of the Company for the year ended December 31, 2001. The results of operations of the acquired business have been included in the financial statements of the Company as of the date of acquisition.

                                 SCANSOFT, INC.

     The change in accounting for the transaction resulted in a reallocation of the purchase price from amortizable intangible and tangible assets to goodwill. The following summarizes the impact of the reallocation of the purchase price (in 000's):

                                                                DECEMBER 31, 2001
                                                              ---------------------
                                                                  AS
                                                              PREVIOUSLY      AS
                                                               REPORTED    REVISED
                                                              ----------   --------
Balance Sheet:
  Goodwill, net.............................................   $ 42,169    $ 65,231
  Other intangible assets, net..............................     66,107      43,301
  Property and equipment, net...............................      2,406       2,150
                                                               --------    --------
Total goodwill, other intangible assets and property and
  equipment, net............................................   $110,682    $110,682
                                                               ========    ========

     Information presented below is consistent with disclosure related to the acquisition of a business.

     The purchase price was allocated to the tangible and intangible assets acquired (patents and core technology and trade names and trademarks) and liabilities assumed based on their respective fair market values. The total identifiable tangible assets amounted to $21.0 million. The excess of the purchase price over the fair value of the identifiable intangible assets and net liabilities assumed amounted to $23.0 million and was allocated to goodwill. The Company believes that the acquisition resulted in an excess of the purchase price over the fair value of the net assets acquired because the Company purchased, in an auction as a result of L&H's bankruptcy status, a substantial portfolio of patents and core technology in speech and language technology which were internally developed or acquired by L&H over the course of several years. Furthermore, the acquisition enabled the Company to enter the speech and language market immediately upon completion of the acquisition. The entire $23.0 million allocated to goodwill is deductible for tax purposes. The purchase price including acquisition costs was allocated as follows (in thousands):

Identified intangible assets................................  $20,970
Goodwill....................................................   23,031
Net current liabilities assumed.............................   (1,701)
                                                              -------
                                                              $42,300
                                                              =======

     Net current liabilities assumed primarily relate to accounts receivable and assumed liabilities for products which were sold prior to the acquisition date and which were expected to be upgraded with newer versions in 2002 and liabilities for development contracts with customers. During 2002, the Company entered into favorable settlement agreements related to these liabilities resulting in a reduction of $2.2 million of the assumed liabilities recorded at the date of acquisition with a corresponding reduction recorded to the carrying value of goodwill.

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

                                 SCANSOFT, INC.

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

     The following table identifies the intangible assets acquired and their respective lives over which the assets will be amortized on a straight-line basis:

                                                                  AMOUNT          LIFE
                                                              (IN THOUSANDS)   (IN YEARS)
                                                              --------------   ----------
Patents and core technology.................................     $17,870           10
Trade names and trademarks..................................       3,100           12
                                                                 -------
                                                                 $20,970
                                                                 =======

  Caere Acquisition:

     On March 13, 2000, the Company acquired all of the outstanding capital stock of Caere Corporation, a California-based company that designed, developed and marketed a range of optical character recognition software tools, for approximately $48.5 million in cash, 19.0 million shares of common stock of the Company valued at $98.5 million, and the issuance of stock options for the purchase of approximately 4.6 million shares of the Company's common stock valued at $15.5 million, in exchange for outstanding employee stock options of Caere. The fair value of the employee stock options was estimated using the Black-Scholes option pricing model. In addition, pursuant to a concurrent non-competition agreement and subject to certain other conditions, the Company agreed to pay in cash the former Caere President and CEO on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by 486,548. The value of this stock price guarantee at the date of acquisition was approximately $4.1 million and has been included in the total purchase price of the acquisition (see Note 19). Additionally, in conjunction with the acquisition, the Company incurred

                                 SCANSOFT, INC.

approximately $1.8 million of acquisition related costs. The purchase price of Caere, including acquisition costs was allocated as follows (in thousands):

Property and equipment......................................   $  2,865
Current and other tangible assets...........................     58,400
Liabilities assumed.........................................    (16,985)
Goodwill....................................................     61,095
Core technology.............................................     17,905
Completed technology........................................     16,340
Other identified intangible assets..........................     10,448
Acquired in-process research and development................     18,291
                                                               --------
                                                               $168,359
                                                               ========

     The amounts allocated to identifiable tangible and intangible assets, including acquired in-process research and development, were based on the fair value of the assets. Goodwill represents the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquired in-process research and development represented development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount of $18.3 million was charged to operations upon consummation of the acquisition.

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

     The table following identifies the intangible assets acquired in connection with Caere and their respective lives:

                                                                  AMOUNT          LIFE
                                                              (IN THOUSANDS)   (IN YEARS)
                                                              --------------   ----------
Goodwill....................................................     $ 61,095           6
Core technology.............................................       17,905           5
Completed technology........................................       16,340           2
Other identified intangible assets..........................       10,448         2-5
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

     During the year ended December 31, 2000, the Company, as a result of a June restructuring (see Note 8), wrote-off $1.1 million of acquired workforce and $2.4 million of the favorable building lease established as part of the identifiable intangible assets acquired from Caere. The portion of the assets impaired related directly to the number of employees terminated and facility space vacated in connection with these restructuring actions.

     This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Caere and the fair market value of acquired assets and assumed liabilities have been included in the financial statements of the Company as of the date of acquisition.

  Pro Forma Results (Unaudited)

     The following table reflects unaudited pro forma results of operations of the Company as if that the acquisition of L&H had occurred on January 1, 2001 (in thousands, except per share data):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2001
                                                               ------------
Revenues....................................................     $ 93,561
Net loss....................................................     $(53,803)
Net loss per diluted share..................................     $  (0.95)

     The   unaudited  pro  forma  results  of  operations  are  not  necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of these periods

19. RELATED PARTIES

     At December 31, 2002, Xerox owned approximately 19% of the Company's outstanding common stock and all of the Company's outstanding Series B Preferred Stock. In addition, Xerox has the opportunity to acquire additional shares of common stock pursuant to a warrant (see Note 10). The Company and Xerox have entered into multiple non-exclusive agreements in which the Company grants Xerox the royalty-bearing right to copy and distribute certain versions of the Company's software programs with Xerox's multi-function peripherals. Xerox accounted for 5%, 11% and 12% of total net revenues during each of the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, Xerox owed the Company $1.5 million and $1.8 million, respectively, pursuant to these agreements, which are included in accounts receivable.

     In connection with the Caere acquisition in the first quarter of 2000 and pursuant to a concurrent non-competition and consulting agreement, the Company agreed to pay in cash to the former Caere President and CEO, a current member of the Board of Directors of the Company, on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by 486,548. On March 5, 2002, the Company negotiated a deferred payment agreement with the former Caere President and CEO to terminate this agreement. Under the terms of the deferred payment agreement, the Company paid $1.0 million in cash on March 5, 2002 and agreed to make future cash payments totaling $3.3 million, with such amounts payable in equal quarterly installments of approximately $0.4 million over the following two years. During the year ended December 31, 2002, the Company paid three quarterly installments under this agreement totaling $1.2 million.

                                 SCANSOFT, INC.

     The total consideration of this agreement was accounted for in the original Caere purchase price and had no effect on the results of operations. The remaining liability at December 31, 2002 is $2.1 million, of which $1.6 million is included in other current liabilities and $0.5 million is included in other long-term liabilities.

20. SUBSEQUENT EVENTS

     On March 11, 2003, the Company received $3.8 million of net proceeds from the exercise of the over allotment option of 1,072,500 shares granted to the underwriters as part of the underwritten offering completed on February 14, 2003.

     On February 14, 2003, the Company completed an underwritten public offering of 7,184,406 shares of the Company's common stock at $3.80 per share. Of the total shares sold, 6,184,406 shares were sold on behalf of Lernout & Hauspie Speech Products N.V., and L&H Holdings USA, Inc. The Company sold 1,000,000 common shares and received gross proceeds of $3.8 million. After considering offering costs the estimated net proceeds amounted to approximately $2.1 million.

     On January 30, 2003, the Company completed the acquisition of the Speech Processing Telephony and Voice Control business units (together, "PSP") of Royal Philips Electronics, and related intellectual property on the terms set forth in the purchase agreement dated October 7, 2002, as amended. As consideration for these business units and intellectual property, the Company paid 3.1 million euros ($3.4 million) in cash at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended, and agreed to pay an additional 1.0 million euros in cash prior to December 31, 2003, issued a 5.0 million euro note due December 31, 2003 and bearing 5.0% interest per annum and issued a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of the Company's common stock at $6.00 per share. The zero coupon convertible subordinated debenture contains a restrictive covenant which prohibits the Company from paying or declaring any dividend or distribution (other than distributions of our equity securities) on its capital stock while the note is outstanding. This restriction terminates if one half or more of the note is converted by Philips into common stock.

     The Telephony business unit offers speech-enabled services including directory assistance, interactive voice response and voice portal applications for enterprise customers, telephony venders and carriers. The Voice Control business unit offers a product portfolio including small footprint speech recognition engines for embedded applications such as voice-controlled climate, navigation and entertainment features in automotive vehicles, as well as voice dialing for mobile phones.

     The acquisition of PSP enhances the Company's market share in key markets and provides the Company additional competitive advantages in its target markets, specifically the telephony, automotive and embedded markets. In addition, the acquisition enhances the distribution channel adding new reference accounts for both customer relationships and technology partners. These incremental intangible benefits attributed to excess purchase consideration resulting in goodwill.

     The Company's results of operations for fiscal year 2002 reported on this Form 10-K do not include the effect of operations for PSP as the acquisition was completed on January 30, 2003, subsequent to year-end.

     Under the terms of the purchase agreement the purchase price is subject to adjustment based on a comparison of net assets at the closing date to the net assets of PSP set forth in the agreement, and the amount by which the cash contributed by Philips to PSP in January 2003 exceeded or was less then 800,000 euros. Philips is required to provide to the Company a balance sheet for PSP as of January 30, 2003, as well as a statement detailing the amount of cash contributed to PSP during the month of January 2003. As of the date of this report filed on Form 10-K, neither the closing balance sheet nor the contribution schedule for January were available from Philips. Also, severance costs associated with the restructuring actions are anticipated. As a result, it is impractical to provide information with respect to the purchase price allocation as

                                 SCANSOFT, INC.

of the date of closing. It is anticipated that the majority of the purchase price of $39.4 million will be allocated to goodwill and other intangible assets.

     On January 3, 2003, in connection with a promissory note debt covenant violation, the Company paid $3.3 million in full settlement of all principal and accrued interest on the promissory note issued in connection with the L&H acquisition on December 12, 2001.

21. QUARTERLY DATA (UNAUDITED)

     The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

                                              FIRST    SECOND     THIRD    FOURTH
                                             QUARTER   QUARTER   QUARTER   QUARTER      YEAR
                                             -------   -------   -------   -------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
  Total revenue............................  $23,765   $26,184   $28,235   $28,435    $106,619
Net income (loss)..........................  $(2,882)  $ 1,950   $ 2,825   $ 4,440    $  6,333
Net income (loss) per share:
  Basic....................................  $ (0.05)  $  0.03   $  0.04   $  0.07    $   0.09
  Diluted..................................  $ (0.05)  $  0.03   $  0.04   $  0.06    $   0.09
Weighted average common shares outstanding:
  Basic....................................   62,304    67,595    67,865    66,709      67,010
  Diluted..................................   62,304    76,677    74,787    73,850      72,796
2001
  Total revenue............................  $12,501   $14,864   $16,765   $18,587    $ 62,717
Net income (loss)..........................  $(6,900)  $(4,395)  $(3,214)  $(2,368)   $(16,877)
Net income (loss) per share:
  Basic....................................  $ (0.15)  $ (0.09)  $ (0.06)  $ (0.04)   $  (0.34)
  Diluted..................................  $ (0.15)  $ (0.09)  $ (0.06)  $ (0.04)   $  (0.34)
Weighted average common shares outstanding:
  Basic....................................   46,100    48,939    50,875    52,858      49,693
  Diluted..................................   46,100    48,939    50,875    52,858      49,693

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Scansoft, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 9, 2003, except as to Note 20 for which the date is March 11, 2003, appearing in this Annual Report on Form 10-K of ScanSoft, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 9, 2003

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                              ACCOUNTS RECEIVABLE

                                                           2002         2001          2000
                                                          ------       -------       ------
Balance at beginning of year............................  $6,273       $ 7,375       $3,690
Additions charged to costs and expenses.................     200           186          726
Additions charged to other accounts.....................     (73)(a)    (1,185)(a)    3,116(a)
Deductions and write-offs...............................    (497)         (103)        (157)
                                                          ------       -------       ------
Balance at end of year..................................  $5,903       $ 6,273       $7,375
                                                          ======       =======       ======

---------------

(a) Net increase (decrease) in amounts recorded against revenue as of December 31, 2002, 2001 and 2000, respectively.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders (the "Proxy Statement") under the caption "Election of Directors and Management Information" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information  set  forth  in  the Proxy  Statement  under  the  captions
"Information   Regarding  Executive   Officer  Compensation"   and  "Information
Regarding the Board and its Committees" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The additional information required by this item is incorporated by reference to the section entitled "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" in the Proxy Statement.

     EQUITY COMPENSATION PLAN INFORMATION The following table sets forth certain information, as of December 31, 2002 concerning shares of common stock authorized for issuance under all of the Company's equity compensation plans (shares in thousands).

                                                                                             (C)
                                                                                     NUMBER OF SECURITIES
                                                   (A)                               REMAINING AVAILABLE
                                                NUMBER OF             (B)            FOR FUTURE ISSUANCE
                                             SECURITIES TO BE   WEIGHTED AVERAGE         UNDER EQUITY
                                               ISSUED UPON       EXERCISE PRICE       COMPENSATION PLANS
                                               EXERCISE OF       OF OUTSTANDING     (EXCLUDING SECURITIES
                                                 OPTIONS            OPTIONS        REFLECTED IN COLUMN (A))
                                             ----------------   ----------------   ------------------------
Equity compensation plans approved by
  shareholders.............................      7,823,849           $2.89                2,230,618
Equity compensation plans not approved by
  shareholders.............................      7,321,858           $3.54                  651,779
                                                ----------           -----                ---------
Total equity compensation plans............     15,145,707           $3.20                2,882,397
                                                ==========           =====                =========

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Indebtedness of Executive Officers" is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Within the 90-day period prior to the filing of this Annual Report on Form 10-K, the Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the date of the evaluation, its disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

        (1) Financial Statements -- See Index to Financial Statements in Item 8 of this Report.

        (2) Financial Statement Schedule -- The following report and financial statement schedule for fiscal years 2002, 2001 and 2000 is contained in
        Item 8 of this Report:

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE.

              II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             All other schedules have been omitted as the requested information is inapplicable or the information is presented in the financial statements or related notes included as part of this Report.

        (3) Exhibits -See Item 15(c) of this Report below.

     (b) Reports on Form 8-K.

     The following current reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002:

        (1) On October 8, 2002, ScanSoft filed a Current Report on Form 8-K, reporting under Item 5 of Form 8-K, relating to the proposed acquisition of the Speech Processing Business Units from Royal Philips Electronics.

     (c) Exhibits.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1(1)        Agreement and Plan of Merger, dated December 2, 1998,
               between Visioneer, Inc., a Delaware corporation, and
               Registrant.
 2.2(2)        Agreement and Plan of Reorganization, dated January 15,
               2000, by and among Registrant, Scorpion Acquisitions
               Corporation, a Delaware corporation and a wholly-owned
               subsidiary of Registrant, and Caere Corporation, a Delaware corporation.
 2.3(3)        Asset Purchase Agreement, dated as of December 7, 2001, by and among the Registrant and Lernout & Hauspie Speech
               Products N.V., a corporation organized and existing under
               the laws of the Kingdom of Belgium, L&H Holdings USA, a
               Delaware corporation that is a wholly-owned subsidiary of
               L&H, and certain other parties.
 2.4(23)       Purchase Agreement, dated October 7, 2002, between
               Koninklijke Philips Electronics N.V. and the Registrant.
 2.5(25)       Amendment No. 1 to Purchase Agreement, dated as of December
               20, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.
 2.6(25)       Amendment No. 2 to Purchase Agreement, dated as of January
               29, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.
 3.1(4)        Amended and Restated Certificate of Incorporation of
               Registrant.
 3.2(25)       Amended and Restated Bylaws of Registrant.
 4.1(6)        Specimen Common Stock Certificate.
 4.2(7)        Preferred Shares Rights Agreement, dated as of October 23,
               1996, between the Registrant and U.S. Stock Transfer
               Corporation, including the Certificate of Designation of
               Rights, Preferences and Privileges of Series A Participating
               Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C,
               respectively.
 4.3(1)        Common Stock Purchase Warrant.
 4.4(1)        Registration Rights Agreement, dated March 2, 1999, between the Registrant and Xerox Corporation.
 4.5(23)       Form of Lock-up Agreement between Thomas Weisel Partners
               LLC, Adams, Harkness & Hill, Inc. and Investec Inc. and
               officers and directors of the Registrant. (Included in the
               Underwriting Agreement.)
 4.6(22)       Registration Rights Agreement, dated December 12, 2001, as amended and restated on March 21, 2002, between the
               Registrant, Lernout & Hauspie Speech Products N.V., and
               certain other parties.
 4.7(22)       Share Purchase Agreement, dated as of December 13, 2001,
               between the Registrant and the State of Wisconsin Investment
               Board, as amended.
 4.8           Registration Rights Agreement, dated December 28, 2001,
               between Registrant and Merrill Lynch, Pierce, Fenner & Smith
               Incorporated (Included in Exhibit 10.23 below).
 4.9(22)       Share Purchase Agreement, dated as of April 12, 2002,
               between the Registrant and SF Capital Partners Ltd.
 4.10          Agreement for the sale and purchase of certain shares of
               ScanSoft, Inc. held by Lernout & Hauspie Speech Products
               N.V. and L&H Holdings USA, dated as of September 16, 2002, by and among ScanSoft, Inc., Lernout & Hauspie Speech
               Products N.V. and L&H Holdings USA (Reference is hereby made to Exhibit 10.24).
 4.11(22)      Lock-Up Agreement, dated September 16, 2002, by and between
               Lernout & Hauspie Speech Products N.V., L&H Holdings USA and
               Paul A. Ricci.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.12(22)      Lock-Up Agreement, dated September 16, 2002, by and between
               Lernout & Hauspie Speech Products N.V., L&H Holdings USA and
               Michael K. Tivnan.
 4.13(23)      Form of Lock-Up Agreement, dated September 16, 2002, by and between Lernout & Hauspie Speech Products N.V., L&H Holdings
               USA and each of the Registrant's Named Executive Officers, directors and Robert J. Weideman. (Included in the
               Underwriting Agreement.)
 4.14(23)      Form of Lock-up Agreement between the underwriters and
               certain stockholders of the Registrant.
10.1(5)        Form of Indemnification Agreement.
10.2(8)**      1995 Directors' Stock Option Plan, as amended.
10.3(9)        LZW Paper Input System Patent License Agreement, dated
               October 20, 1995, between the Registrant and Unisys
               Corporation.
10.4(9)        Patent License agreement, dated November 13, 1995, between the Registrant and Wang Laboratories, Inc.
10.5(10)       Software Distribution Agreement, dated April 26, 1995,
               between Xerox Imaging Systems, Inc. and Tech Data
               Corporation.
10.6(10)       Assignment, Assumption, Renewal and Modification Agreement,
               dated June 18, 1997, between Xerox Imaging Systems, Inc.,
               the Registrant and Tech Data Product Management, Inc.
10.7(24)       Distribution Agreement, dated September 22, 1993, between
               Ingram Micro, Inc. and Xerox Imaging Systems, Inc., as
               amended.
10.8(20)       Gold Disk Bundling Agreement: Pagis SE & Pagis Pro, dated
               June 29, 1998, between Xerox Corporation, through its
               Channels Group, and the Registrant, as amended.
10.9(20)       Gold Disk Bundling Agreement, dated March 25, 1998, between
               Xerox Corporation, Office Document Products Group and the
               Registrant.
10.10(11)**    Caere Corporation 1992 Non-Employee Directors' Stock Option
               Plan.
10.11(12)**    Stand Alone Stock Option Agreement Number 1, dated as of
               August 21, 2000, by and between the Registrant and Paul A.
               Ricci.
10.12(13)**    Employment Agreement, dated August 21, 2000, by and between the Registrant and Paul A. Ricci.
10.13(13)**    Employment Agreement, dated August 21, 2000, by and between the Registrant and Michael K. Tivnan.
10.14(14)      Lease Agreement, dated December 18, 2000, by and between
               James M. Salar, as trustee of the JMS Realty Trust, and the
               Registrant.
10.15(21)      Gold Disk Bundling Agreement, dated as of September 30,
               1999, as amended by Amendment Number 1, dated as of January
               1, 2000, between the Registrant and Xerox Corporation.
10.16(15)      Termination Agreement, dated March 5, 2002, by and between the Registrant and Robert Teresi.
10.17(22)**    1993 Incentive Stock Option Plan, as amended.
10.18(22)**    1995 Employee Stock Purchase Plan, as amended and restated
               on April 27, 2000.
10.19(22)**    1997 Employee Stock Option Plan, as amended.
10.20(16)**    1998 Stock Option Plan.
10.21(8)**     2000 Stock Option Plan.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.22(22)      Settlement and Release Agreement, dated as of November 12,
               2001, between the Registrant and Bear, Stearns & Co. Inc.
10.23(22)      Settlement and Termination Agreement, dated as of December
               28, 2001, between the Registrant and Merrill Lynch, Pierce,
               Fenner & Smith Incorporated.
10.24(22)      Agreement for the sale and purchase of certain shares of
               ScanSoft, Inc. held by Lernout & Hauspie Speech Products
               N.V. and L&H Holdings USA, dated as of September 16, 2002, by and among ScanSoft, Inc., Lernout & Hauspie Speech
               Products N.V. and L&H Holdings USA, Inc.
10.25(19)      Loan and Security Agreement, dated as of October 31, 2002, between the Registrant and Silicon Valley Bank.
10.26(24)**    Vesting Agreement, dated June 24, 1999, between the
               Registrant and Wayne Crandall.
10.27(24)**    Letter, dated July 7, 2000, from the Registrant to Ben
               Wittner regarding certain employment matters.
10.28(18)**    Amendment No. 1, dated July 26, 2001, to Employment
               Agreement, dated August 21, 2000, by and between the
               Registrant and Paul A. Ricci.
10.29(24)      Letter of Intent, dated March 20, 2002, between the
               Registrant and Digital River, Inc.
10.30(25)      Technology Transfer and License Agreement, dated as of
               January 30, 2003, between Koninklijke Philips Electronics
               N.V. and the Registrant.
10.31(25)      Promissory Note, dated January 30, 2003, between Koninklijke
               Philips Electronics N.V. and the Registrant.
10.32(25)      Zero Coupon Convertible Subordinated Note, dated January 30,
               2003, between Koninklijke Philips Electronics N.V. and the
               Registrant.
10.33(25)      Plan of Distribution Agreement, dated January 30, 2003,
               between Koninklijke Philips Electronics N.V. and the
               Registrant.
10.34          2000 NonStatutory Stock Option Plan, as amended.
21.1           Subsidiaries of the Registrant.
23.1           Consent of PricewaterhouseCoopers LLP.
24.1           Power of Attorney. (See Signature Page)
99.1           Certification of Chief Executive Officer and Chief Financial
               Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

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

 (5) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-98356) filed with the Commission on October 19, 1995.

 (6) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement of Form 8-A (No. 0-27038) filed with the Commission on December 6, 1995.

 (7) Incorporated by reference from the Registrant's current Report on Form 8-K dated October 31, 1996.

 (8) Incorporated by reference from the Registrant's Definitive Proxy Statement, filed with the Commission on April 30, 2002.

 (9) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement of Form S-1 (No. 33-98356) filed with the Commission on November 15, 1995.

(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1999, filed with the Commission on April 5, 1999.

(11) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-33464) filed with the Commission on March 29, 2000.

(12) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-49656) filed with the Commission on November 9, 2000.

(13) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed with the Commission on November 13, 2000.

(14) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001.

(15) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on March 7, 2002.

(16) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-74343) filed with the Commission on March 12, 1999.

(17) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on April 1, 2002.

(18) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed with the Commission on November 7, 2001.

(19) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Commission on November 14, 2002.

(20) Incorporated by reference from the Registrant's Amendment No. 2 to Form 10-K for the fiscal year ended January 3, 1999, filed with the Commission on February 8, 2000.

(21) Incorporated by reference from the Registrant's Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on August 8, 2001.

(22) Incorporated by reference from the Registrant's Registration Statement of Form S-1 (No. 33-100647) filed with the Commission on October 21, 2002.

(23) Incorporated  by  reference  from  the  Registrant's  Amendment  No.  1  to
     Registration  Statement  of  Form  S-1  (No.  33-100647)  filed  with   the
     Commission on December 6, 2002.

(24) Incorporated  by  reference  from  the  Registrant's  Amendment  No.  2  to
     Registration  Statement  of  Form  S-1  (No.  33-100647)  filed  with   the
     Commission on January 6, 2003.

(25) Incorporated  by  reference  from  the  Registrant's  Amendment  No.  4  to
     Registration  Statement  of  Form  S-1  (No.  33-100647)  filed  with   the
     Commission on February 7, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCANSOFT, INC.

                                          By: /s/ Paul A. Ricci
                                          --------------------------------------
                                          Paul A. Ricci
                                          Chief Executive Officer and Chairman
                                          of the Board

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

Date: March 28, 2003                          /s/ Paul A. Ricci
                                              --------------------------------------------------------
                                              Paul A. Ricci, Chief Executive Officer and Chairman of
                                              the Board (Principal Executive Officer)

Date: March 28, 2003                          /s/ Michael K. Tivnan
                                              --------------------------------------------------------
                                              Michael K. Tivnan, President, Chief Operating Officer
                                              and Director

Date: March 28, 2003                          /s/ Richard S. Palmer
                                              --------------------------------------------------------
                                              Richard S. Palmer, Senior Vice President and Chief
                                              Financial Officer, (Principal Financial Officer)

Date: March 28, 2003                          /s/ Gerald C. Kent
                                              --------------------------------------------------------
                                              Gerald C. Kent, Jr. Vice President, Chief Accounting
                                              Officer and Controller (Principal Accounting Officer)

Date: March 28, 2003                          /s/ Mark Myers
                                              --------------------------------------------------------
                                              Mark Myers, Director

Date: March 28, 2003                          /s/ Katharine A. Martin
                                              --------------------------------------------------------
                                              Katharine A. Martin, Director

Date: March 28, 2003                          /s/ Robert G. Teresi
                                              --------------------------------------------------------
                                              Robert G. Teresi, Director

Date: March 28, 2003                          /s/ Robert J. Frankenberg
                                              --------------------------------------------------------
                                              Robert J. Frankenberg, Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                  PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Paul A. Ricci, certify that:

     1. I have reviewed this annual report on Form 10-K of ScanSoft, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:       /s/ Paul A. Ricci
                                          --------------------------------------
                                                      Paul A. Ricci
                                               Chief Executive Officer and
                                                  Chairman of the Board

March 28, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                  PURSUANT TO
               SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Richard S. Palmer, certify that:

     1. I have reviewed this annual report on Form 10-K of ScanSoft, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ Richard S. Palmer
                                          --------------------------------------
                                                    Richard S. Palmer
                                                Senior Vice President and
                                                 Chief Financial Officer

March 28, 2003