Form 10-Q
period 2003-03-31
SCANSOFT INC
filed 2003-05-15
CIK 1002517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

             | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

                                      ----
    65,726,533 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of April 30, 2003.

                                 SCANSOFT, INC.

                                    FORM 10-Q
                        THREE MONTHS ENDED MARCH 31, 2003
                                      INDEX

                                                                                                                               PAGE
         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         a) Consolidated Balance Sheets at March 31, 2003 and December 31, 2002...........................................        3

         b) Consolidated Statements of Operations for the three months ended March 31, 2003 and March 31, 2002............        4

         c) Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and March 31, 2002............        5

         d) Notes to Consolidated Financial Statements....................................................................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............................       17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................................       29

Item 4.  Controls and Procedures .........................................................................................       30

         PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................................       30

Signatures................................................................................................................       31

Certifications ...........................................................................................................       32

Exhibit Index.............................................................................................................       34

                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                        MARCH 31,    DECEMBER 31,
                                                                                                           2003         2002
                                                                                                      -------------  -----------
ASSETS
Current assets:

  Cash and cash equivalents........................................................................   $     20,277   $     18,853
  Accounts receivable, less allowances of $9,202 and $5,903, respectively..........................         19,482         15,650
  Receivables from related party ..................................................................          1,231          1,518
  Inventory........................................................................................          1,367          1,241
  Prepaid expenses and other current assets........................................................          4,119          3,167
                                                                                                      ------------   ------------
     Total current assets..........................................................................         46,476         40,429
  Goodwill.........................................................................................         97,117         63,059
  Other intangible assets, net.....................................................................         49,569         33,823
  Property and equipment, net......................................................................          3,387          2,846
  Other assets.....................................................................................          1,207          3,533
                                                                                                      ------------   ------------
     Total assets..................................................................................   $    197,756   $    143,690
                                                                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable.................................................................................   $      8,847   $      7,085
  Accrued expenses.................................................................................         11,923          9,773
  Deferred revenue.................................................................................          2,782          1,790
  Note payable.....................................................................................          5,458          3,273
  Deferred payment for business acquisition .......................................................          1,052             --
  Deferred payment for technology license..........................................................          9,434             --
  Other current liabilities........................................................................          1,666          1,666
                                                                                                      ------------   ------------
     Total current liabilities.....................................................................         41,162         23,587
Deferred revenue...................................................................................            209            244
Long-term note payable.............................................................................         27,524            --
Other liabilities..................................................................................          3,236            481
                                                                                                      ------------   ------------
     Total liabilities.............................................................................         72,131         24,312
                                                                                                      ------------   ------------
Commitments and contingencies (Notes 5, 13 and 16)
Stockholders' equity:
  Preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 shares issued and
     outstanding (liquidation preference $4,631)...................................................          4,631          4,631
  Common stock, $0.001 par value; 140,000,000 shares authorized; 67,820,379 and 65,540,154 shares
     issued and 65,703,001 and 63,422,776 shares outstanding, respectively.........................             68             66
  Additional paid-in capital.......................................................................        276,007        269,858
  Treasury stock, at cost (2,117,378 and 2,117,378 shares, respectively)...........................         (8,031)        (8,031)
  Deferred compensation............................................................................           (147)          (173)
  Accumulated other comprehensive loss.............................................................            (53)           (47)
  Accumulated deficit..............................................................................       (146,850)      (146,926)
                                                                                                      ------------   ------------
     Total stockholders' equity....................................................................        125,625        119,378
                                                                                                      ------------   ------------
     Total liabilities and stockholders' equity....................................................   $    197,756   $    143,690
                                                                                                      ============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                              -------------------------
                                                                                                  2003          2002
                                                                                              ------------  --------
Revenue, third parties...................................................................     $    26,516   $    22,416
Revenue, related party...................................................................           1,320         1,349
                                                                                              -----------   -----------
     Total revenue.......................................................................          27,836        23,765
                                                                                              -----------   -----------

COSTS AND EXPENSES:

  Cost of revenue........................................................................           4,302         4,129
  Cost of revenue from amortization of intangible assets.................................           2,057         3,542
  Research and development...............................................................           7,177         6,986
  Selling, general and administrative....................................................          13,261         9,711
  Amortization of other intangible assets................................................             361           957
  Restructuring and other charges, net...................................................             529         1,041
                                                                                              -----------   ----------
     Total costs and expenses............................................................          27,687        26,366
                                                                                              -----------   -----------
Income (loss) from operations............................................................             149        (2,601)
Other income (expense):
  Interest income........................................................................              41            54
  Interest expense.......................................................................             (80)          (85)
  Other income (expense), net............................................................              61           (44)
                                                                                              -----------   -----------
Income (loss) before income taxes........................................................             171        (2,676)
Provision for income taxes...............................................................              95           206
                                                                                              -----------   -----------
Net income (loss)........................................................................     $        76   $    (2,882)
                                                                                              ===========   ===========
Net income (loss) per share: basic and diluted...........................................     $      0.00   $     (0.05)
                                                                                              ===========   ===========
Weighted average common shares outstanding: basic........................................          67,689        62,304
                                                                                              ===========   ===========
Weighted average common shares outstanding: diluted......................................          77,220        62,304
                                                                                              ===========   ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                      ---------
                                                                                                  2003         2002
                                                                                                  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)........................................................................     $       76   $    (2,882)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation........................................................................            415           450
     Amortization of goodwill and other intangible assets................................          2,418         4,499
     Accounts receivable allowances......................................................            171         1,060
     Non-cash portion of restructuring charges...........................................            --            113
     Deferred compensation...............................................................             26            26
     Foreign exchange gain...............................................................            (46)          --
      Non-cash interest expense..........................................................              9           --
     Changes in operating assets and liabilities, net of effects from business acquisitions:
        Accounts receivable..............................................................           (211)         (624)
        Inventory........................................................................            238          (688)
        Prepaid expenses and other current assets........................................            359          (754)
        Other assets.....................................................................            (94)          121
        Accounts payable.................................................................          1,309         1,593
        Accrued expenses.................................................................         (2,019)         (175)
        Other liabilities................................................................            271           --
        Deferred revenue.................................................................            (63)       (2,540)
                                                                                              ----------   ------------
       Net cash provided by operating activities.........................................          2,859           199
                                                                                              ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures for property and equipment........................................           (605)         (661)
  Cash paid for acquisitions, including transaction costs net of cash received...........         (4,341)       (1,162)
                                                                                              -----------  ------------
     Net cash used in investing activities...............................................         (4,946)       (1,823)
                                                                                              ----------   -----------

 CASH FLOWS FROM FINANCING ACTIVITIES

  Payment of note payable................................................................         (3,273)          (55)
  Payments of capital lease obligation...................................................            --           (105)
  Payments under deferred payment agreement..............................................           (410)       (1,000)
  Proceeds from issuance of common stock, net of issuance costs..........................          6,773           --
  Proceeds from issuance of common stock under employee stock compensation plans.........            531         1,240
                                                                                              ----------   -----------
       Net cash provided by financing activities.........................................          3,621            80
                                                                                              ----------   -----------
Effects of exchange rate changes on cash and cash equivalents............................           (110)            3
                                                                                              -----------  -----------
Net increase (decrease) in cash and cash equivalents.....................................          1,424        (1,541)
Cash and cash equivalents at beginning of period.........................................         18,853        14,324
                                                                                              ----------   -----------
Cash and cash equivalents at end of period...............................................     $   20,277   $    12,783
                                                                                              ==========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company", or "ScanSoft") have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2003 and 2002 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any future period.

     On January 30, 2003, the Company completed the acquisition of the Philips Speech Processing Telephony and Voice Control business units of Royal Philips Electronics N.V. ("Philips"), and related intellectual property (the "Philips acquisition"). The Telephony business unit offers speech-enabled services including directory assistance, interactive voice response and voice portal applications for enterprise customers, telephony vendors and carriers. The Voice Control business unit offers a product portfolio including small footprint speech recognition engines for embedded applications such as voice-controlled climate, navigation and entertainment features in automotive vehicles, as well as voice dialing for mobile phones. The results of operations of the acquired business have been included in the financial statements of the Company as of January 30, 2003, the date of acquisition.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions included in the financial statements are revenue recognition, including estimating valuation allowances, specifically sales returns and other allowances, the recoverability of intangible assets, including goodwill, and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates.

    Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Foreign Currency Risk Management

    In certain circumstances, the Company enters into forward exchange contracts to hedge against foreign currency fluctuations. These contracts are used to reduce the Company's risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation. Hedges of underlying exposures are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. Gains and losses on forward exchange contracts that qualify for hedge accounting are recognized as other comprehensive income (loss), along with the associated losses and gains on the hedged item. As the terms of the forward exchange contract and underlying exposure are matched generally at inception, hedging effectiveness is calculated by comparing the change in fair value of the contract to the change in fair value of the underlying exposure. Based upon period-end exchange rates, the Company estimates the aggregate contract value of the forward exchange contracts to be representative of the fair value of these instruments.

    On January 30, 2003, the Company entered into a forward exchange contract to hedge the foreign currency exposure of its 5 million euro note payable to Philips. The contract and the note payable each have a term that expires on December 31, 2003. For the quarter ended March 31, 2003, the Company recorded a net exchange rate gain of approximately $7,000 in other comprehensive income on the note payable and associated forward exchange contract.

    Recently Issued Accounting Pronouncements

    In November 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair value. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on its results of operations or financial condition.

3.   ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company recognizes compensation costs using the intrinsic value-based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following table illustrates the effect on net income (loss) and basic and diluted net income (loss) per common share as if the fair value method prescribed in Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation", had been applied for the Company's stock-based compensation and recorded in the consolidated financial statements:

                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ------------------
    (in thousands, except per share data)                                                    2003            2002
                                                                                          ----------     --------
   Net income (loss) -- as reported...................................................    $       76     $    (2,882)
   Less: Total stock-based employee compensation expense determined under the
   fair value-based-method............................................................        (2,310)         (1,594)
                                                                                          -----------    ------------
   Net loss -- pro forma..............................................................    $   (2,234)    $    (4,476)
                                                                                          ==========     ===========
   Net income (loss) per share -- as reported: basic and diluted......................    $    0.00      $     (0.05)
   Net loss per share -- pro forma: basic and diluted.................................    $   (0.03)     $     (0.07)


4. INVENTORY

    Inventory consists of the following (in thousands):

                                                                                                            MARCH 31,    DECEMBER
                                                                                                            ---------    --------
                                                                                                              2003       31, 2002
                                                                                                              ----       --------
     Raw materials...................................................................................      $      26   $      26
     Finished goods..................................................................................          1,341       1,215
                                                                                                           ---------   ---------
                                                                                                           $   1,367   $   1,241
                                                                                                           =========   =========

5. ACQUISITION OF PHILIPS SPEECH PROCESSING TELEPHONY AND VOICE CONTROL BUSINESS

    On January 30, 2003, the Company completed the acquisition of the Philips Speech Processing Telephony and Voice Control business units of Royal Philips Electronics N.V. ("Philips"), and related intellectual property. The Telephony business unit offers speech-enabled services including directory assistance, interactive voice response and voice portal applications for enterprise customers, telephony vendors and carriers. The Voice Control business unit offers a product portfolio including small footprint speech recognition engines for embedded applications such as voice-controlled climate, navigation and entertainment features in automotive vehicles, as well as voice dialing for mobile phones.

    The acquisition of the Philips Speech Processing Telephony and Voice Control business enhances the Company's market share in key markets and gives the Company additional competitive momentum in its target markets, specifically the telephony, automotive and embedded markets. In addition, it enhances the distribution channel adding new reference accounts for both customer relationships and technology partners. These incremental intangible benefits attributed to excess purchase consideration resulting in goodwill.

    The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

    Consideration for the acquisition, including transaction costs of $2.1 million, before determination of the purchase price adjustment to be determined by the parties as described below totaled $39.5 million. The consideration consisted of 3.1 million euros ($3.4 million) in cash paid at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended, and a deferred payment of 1.0 million euros in cash due no later than December 31, 2003, a 5.0 million euro note due December 31, 2003 bearing 5.0% interest per annum and a

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

$27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of common stock at $6.00 per share. The fair value of the convertible debenture was determined to be $27.5 million based on the present value of the expected cash outflows using an incremental borrowing rate of 12% and the value of the conversion feature based on the Black-Scholes option pricing calculation using the following assumptions: the fair value of the Company's common stock of $3.62 per share, the closing price of the Company's common stock on the day the parties entered into the acquisition agreement, volatility of 100%, risk-free interest rate of 2.16%, no dividends and an expected term of 3 years.

    The following allocation is based on the January 30, 2003 balance sheet of the Philips Speech Processing Telephony and Voice Control business units:

                  Total consideration:
                     Cash.................................................    $    3,350
                     Other current liability (1.0 million euro payable) ..         1,080
                     Note payable.........................................         5,410
                     Convertible debenture................................        27,520
                     Transaction costs....................................         2,100
                                                                              ----------
                       Total purchase consideration.......................    $   39,460
                                                                              ==========

                  Preliminary allocation of the purchase consideration:
                     Current assets.......................................    $    3,930
                     Property, plant and equipment........................           310
                     Identifiable intangible assets.......................         5,650
                     Goodwill.............................................        34,130
                                                                              ----------
                         Total assets acquired                                    44,020
                                                                              ----------
                     Current liabilities..................................        (4,560)
                                                                              ==========
                                                                              $   39,460
                                                                              ==========

    Current assets acquired primarily relate to accounts receivable, and current liabilities assumed primarily relate to accounts payable and assumed contractual liabilities related to development work with customers which were agreed to prior to the acquisition date. The Company also assumed certain contractual liabilities, which relate to projects for the development of speech and language databases with the European Union. The fair value of the liability on these European Union contracts is still being determined based on the contractual nature of assignability of these contracts. Upon final determination of the fair value any adjustment to the liability will result in a corresponding adjustment to goodwill.

    The purchase price is subject to adjustment based on a calculation set forth in the purchase agreement, as amended, which must be agreed upon by the parties and which may result in an adjustment either to increase or decrease the total purchase consideration. Upon final determination of the purchase price adjustment, a corresponding adjustment will be recorded to goodwill.

    The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

                                                                                           AMOUNT          AMORTIZATION
                                                                                       (IN THOUSANDS)         PERIOD
                                                                                                            (IN YEARS)
   Patents and core technology..................................................        $    3,990              10
   Completed technology.........................................................               460             5.5
   Customer relationships.......................................................             1,030             1.8
   Trade names and trademarks...................................................               170               5
                                                                                        ----------
                                                                                        $    5,650             9.3
                                                                                        ==========

         The values of the patents and core technology, completed technology, contractual customer relationships and trade names and trademarks were determined

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

using the income approach. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow ("DCF") method is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed. There are several variations on the income approach, including the relief-from-royalty method, the avoided cost method and the lost profits method. The relief-from-royalty method was used to value the patents, core technology and trade names and trademarks. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of the intangible assets that would otherwise have to pay royalties or licensee fees on revenues earned through the use of the asset. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets.

    Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the patents and core technology are as follows: royalty rate 5%, discount rate 16%, tax rate 40% and estimated life of 10 years. The key assumptions used in valuing the completed product technology are as follows: royalty rate 5%, discount rate 16%, tax rate 40% and weighted average 5.5 years. The key assumptions used in valuing the trade names and trademarks are as follows: observed royalty rate 0.25%, discount rate 15%, tax rate 40% and estimated life of 5 years. The key assumptions used in valuing the contractual customer relationships are as follows: tax rate 40% and weighted average life of 1.8 years.

    Based on the preliminary purchase price allocation above, the Company allocated $34.1 million of the purchase consideration to goodwill. All goodwill and other intangible assets will be deductible for tax purposes.

    Under the terms of the purchase agreement, as amended, Philips agreed to reimburse the Company for the costs, up to 5 million euros, associated with certain restructuring actions taken through December 31, 2003, primarily headcount and facilities related charges associated with operations based in Germany. As of March 31, 2003, the Company entered into severance agreements with a total of 70 employees of Philips resulting in severance costs totaling $1.3 million. Of these amounts, 34 employees and related severance costs of $1.0 million were subject to reimbursement by Philips pursuant to the purchase agreement and as such a related receivable was recorded and remains outstanding at March 31, 2003. The remainder was recorded as part of the purchase price allocation in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." To the extent that the total reimbursable costs exceed 5.0 million euros as of or at any time prior to December 31, 2003, Philips will reimburse the Company for one-third of the excess and the Company will be responsible for the remaining two-thirds of any excess. To the extent that the total reimbursable costs are less than 5.0 million euros at December 31, 2003, Philips will pay to the Company an amount equal to two-thirds of such difference. Any adjustment will either increase or decrease the total purchase consideration and a corresponding adjustment will be recorded to goodwill.

    The final purchase price, adjusted for the matters described in this Note 5, is expected to be determined no later than December 31, 2003.

PRO FORMA RESULTS (UNAUDITED)

    The following table reflects unaudited pro forma results of operations of the Company assuming that the Philips acquisition had occurred on January 1, 2003 and 2002, respectively (in thousands, except per share data):

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    ------------------------
                                                                       2003           2002
                                                                    ---------      ---------
Revenues..........................................................  $  28,952      $  27,187
Net loss..........................................................  $    (547)     $  (5,915)
Net loss per diluted share........................................  $   (0.01)     $   (0.09)

    The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of these periods.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. GOODWILL

    As noted in Note 5, the Company completed the Philips acquisition on January 30, 2003 adding $34.1 million to goodwill.

7. OTHER INTANGIBLE ASSETS

    Other intangible assets consist of the following (in thousands):

                                                                                        GROSS                             NET
                                                                                       CARRYING      ACCUMULATED        CARRYING
                                                                                        AMOUNT       AMORTIZATION        AMOUNT
                                                                                        ------       ------------        ------
    MARCH 31, 2003
    Patents and core technology....................................................   $  54,080       $  22,374         $  31,706
    Completed technology...........................................................      29,314          16,354            12,960
    Trademarks.....................................................................       5,671           1,895             3,776
    Non-competition agreement......................................................       4,048           4,048               --
    Acquired favorable lease.......................................................         553             553               --
    Customer relationships.........................................................       2,130           1,003             1,127
    Other..........................................................................         200             200               --
                                                                                      ---------       ---------         ---------
                                                                                      $  95,996       $  46,427         $  49,569
                                                                                      =========       =========         =========
    DECEMBER 31, 2002
    Patents and core technology....................................................   $  50,090       $  20,331         $  29,759
    Completed technology...........................................................      16,340          16,340               --
    Trademarks.....................................................................       5,501           1,725             3,776
    Non-competition agreement......................................................       4,048           4,048               --
    Acquired favorable lease.......................................................         553             553               --
    Customer relationships.........................................................       1,100             812               288
    Other..........................................................................         200             200               --
                                                                                      ---------       ---------         ---------
                                                                                      $  77,832       $  44,009         $  33,823
                                                                                      =========       =========         =========

    On March 31, 2003, the Company entered into an agreement that grants an exclusive license to the Company to resell, in certain geographies worldwide, certain productivity applications. This period of exclusivity of the license expires after 7 years unless terminated earlier as allowed under the agreement. Total consideration paid by the Company for the license is $13.0 million and will be paid as follows: 1) $6.4 million on or before June 30, 2003, 2) $3.3 million on March 31, 2004 and 3) $3.3 million on March 31, 2005. Based on the net present value of the deferred payments due in 2004 and 2005, using an interest rate of 7.0%, the Company recorded $12.3 million as completed technology which will be amortized to cost of goods sold based on the greater of
(a) the ratio of current gross revenue to total current and future revenues for the product(s) or (b) the straight-line basis over the period of expected use, seven years. The difference of $0.7 million, representing the difference between the stated price and the net present value of the payments, will be charged to interest expense over the payment period. As of March 31, 2003, payments due on or before March 31, 2004, and the remaining balance due, have been classified as deferred payment for technology license and other liabilities, long-term respectively.

    On March 31, 2003, the Company acquired certain intellectual property assets related to multimodal speech technology, in exchange for $0.1 million in cash and the issuance of a warrant valued at $0.1 million (Note 14). The purchase price was recorded as completed technology and will be amortized over three years.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    Aggregate amortization expense was $2.4 million and $4.5 million (of which $2.1 million and $3.5 million was included in cost of revenue) for the three-month period ended March 31, 2003 and 2002, respectively. Estimated amortization expense for the remaining period of fiscal year 2003, the four succeeding fiscal years and thereafter as of March 31, 2003 is as follows (in thousands):

                                                                                                  SELLING,
                                                                             COST OF            GENERAL AND
    YEAR ENDING                                                              REVENUE           ADMINISTRATIVE          TOTAL
                                                                           ----------          --------------        ----------
    2003...............................................................    $    7,577             $  1,149           $    8,726
    2004...............................................................         9,767                1,044               10,811
    2005...............................................................         5,366                  550                5,916
    2006...............................................................         4,286                  335                4,621
    2007...............................................................         4,270                  293                4,563
    Thereafter.........................................................        13,400                1,532               14,932
                                                                               ------             --------           ----------
    Total..............................................................    $   44,666             $  4,903           $   49,569
                                                                           ==========             ========           ==========

8. ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                                                                     MARCH 31,      DECEMBER 31,
                                                                                                     ---------      ------------
                                                                                                       2003             2002
                                                                                                       ----             ----
    Compensation...............................................................................    $   1,673      $    2,122
    Sales and marketing incentives.............................................................        2,431           1,802
    Restructuring..............................................................................          922             665
    Royalties..................................................................................          280             238
    Professional fees..........................................................................          576             472
    Acquisition liabilities....................................................................        1,743           1,654
    Other......................................................................................        4,298           2,820
                                                                                                   ---------      ----------
                                                                                                   $  11,923      $    9,773
                                                                                                   =========      ==========

9. RESTRUCTURING AND OTHER CHARGES

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

    In connection with the Philips acquisition (Note 5), the Company eliminated 25 ScanSoft personnel across all functional areas resulting in approximately $0.5 million in severance related restructuring costs in the three month period ended March 31, 2003.

    At March 31, 2003, the remaining restructuring accrual from the current and prior restructuring activities amounted to $0.9 million. This balance is comprised of $0.2 million of lease exit costs resulting from the 2002 restructuring and $0.7 million of employee-related severance costs, of which $0.4 million are for severance to the former Caere President and CEO. The severance costs related to the 2003 Philips related restructuring actions will be paid through June 30, 2003. The lease exit costs and severance due to the former Caere President and CEO will be paid through January 2004 and March 2005, respectively.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    The following table sets forth the 2003 and 2002 restructuring accrual activity (in thousands):

                                                                                                 LEASE
                                                                                EMPLOYEE         EXIT
RESTRUCTURING AND OTHER CHARGES ACCRUAL                                          RELATED         COSTS           TOTAL
---------------------------------------                                          -------         -----           -----
Balance at December 31, 2001 ...........................................        $   634         $    --         $   634
Restructuring and other charges -- March 2002 ..........................            576             465           1,041
Non-cash write-off .....................................................             --            (113)           (113)
Cash payments ..........................................................           (764)           (133)           (897)
                                                                                -------         -------         -------
Balance at December 31, 2002 ...........................................        $   446         $   219         $   665
Restructuring charges -- January 2003 ..................................            529              --             529
Cash payments ..........................................................           (222)            (50)           (272)
                                                                                -------         -------         -------
Balance at March 31, 2003 ..............................................        $   753         $   169         $   922
                                                                                =======         =======         =======

10. NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Basic net income per share for the three months ended March 31, 2003 includes the assumed conversion of the Series B Preferred Stock, which participates in dividends with common stock when and if declared, as well as the weighted average impact of vested shares of restricted stock. Diluted net income (loss) per share is computed based on (i) the weighted average number of common shares outstanding, (ii) the assumed conversion of the Series B Preferred Stock, and (iii) the effect, when dilutive, of outstanding stock options, the convertible debenture, warrants, and unvested shares of restricted stock using the treasury stock method.

    The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    --------------------
                                                      2003          2002
                                                      ----          ----
Basic net income (loss) per share:
    Weighted average number of common shares
     outstanding ...........................        64,127        62,304
    Assumed conversion of Series B Preferred
    Stock ..................................         3,562          --
                                                    ------        ------
Weighted average common shares: basic ......        67,689        62,304

Effect of dilutive common equivalent shares:
     Stock options .........................         5,931          --
     Convertible debenture .................         3,058          --
     Warrants ..............................           458          --
     Unvested restricted stock .............            84          --
                                                    ------        ------
Weighted average common shares: diluted ....        77,220        62,304
                                                    ======        ======

    For the three months ended March 31, 2003, shares used in computing diluted net income per share exclude 3,834,088 common share equivalents because their exercise prices were greater than the average market price of the Company's common stock for that period.

    For the three months ended March 31, 2002, shares used in computing diluted net loss per share excludes 10,356,614 common share equivalents. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for all periods presented.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss), net of taxes, was $70,000 and ($2.9) million for the three months ended March 31, 2003 and 2002, respectively. Total comprehensive income for the three months ended March 31, 2003, consisted of net income of $76,000, foreign currency translation adjustments of approximately ($13,000) and approximately $7,000 related to the forward foreign exchange hedge on the 5 million euro promissory note to Philips (Note 5).

12. DEBT

   Credit Facility

    On October 31, 2002, the Company entered into a two year Loan and Security Agreement (as amended, the "Loan Agreement") with Silicon Valley Bank (the "Bank") that consisted of a $10 million revolving loan (the "Credit Facility"). Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.375% or 0.75%, (5.00% at March 31, 2003) which is determined by the Company's fixed charge coverage ratio, as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time is limited to the lesser of $10.0 million or a borrowing base equal to either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on the Company's fixed charge coverage ratio. As of March 31, 2003, based upon the calculated borrowing base, available borrowings totaled $10.0 million. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the two-year loan term. Pursuant to the Loan Agreement, the Company is required to maintain certain financial and non-financial covenants, the most restrictive of which is a quarterly minimum fixed charge coverage ratio of 1.25 to 1.00. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, predominantly its accounts receivable, but not its intellectual property. As of March 31, 2003, there was no outstanding balance under this Credit Facility and the Company was in compliance with all debt covenants.

    The Loan Agreement also contains a restrictive covenant regarding the payment or declaring of any dividends on the Company's capital stock during the term of the agreement (except for dividends payable solely in capital stock) without the Bank's prior written consent.

   Notes Payable

    In connection with the L&H acquisition, the Company issued a $3.5 million promissory note (the "Note") to Lernout & Hauspie Speech Products, N.V. The Note had a stated maturity date of December 15, 2004 and bore interest at 9% per annum. Payments of principal and interest in the amount of $133,000 were due quarterly commencing on March 15, 2002, for a total of eleven payments. During the year ended December 31, 2002, four quarterly payments were made in accordance with the terms and conditions of the promissory note.

    In connection with an agreement, entered into by the Company in September 2002 to repurchase 1,461,378 shares of common stock from L&H Holdings USA, Inc. and Lernout & Hauspie Speech Products N.V. (collectively, L&H) and to register in an underwritten offering the remaining shares held by L&H, the terms of the Note were amended to provide for the acceleration of the maturity date of the outstanding principal and interest to January 1, 2003 if consummation of the underwritten public offering did not occur by January 1, 2003. The Company did not complete the offering by January 1, 2003 and, accordingly, the debt became immediately due and payable. To fulfill this obligation, on January 3, 2003, the Company paid $3.3 million in full settlement of all of the outstanding principal and accrued interest under the Note.

    In connection with the Philips acquisition on January 30, 2003, the Company issued a 5 million euro promissory note (the "Philips Note") to Philips. The unsecured Philips Note matures on December 31, 2003 and bears interest at 5% per annum. Payments of principal and accrued interest are due at maturity. The Philips Note may be pre-paid by the Company at any time without penalty. In connection with the issuance of the Philips Note, the Company entered into a forward foreign exchange contract on January 31, 2003 to hedge the foreign exchange exposure on the Philips Note. The amount of the forward foreign exchange contract is equivalent to the principal amount of the Philips Note, and the duration of the forward contract coincides with the maturity date of the Philips Note. The foreign exchange hedge on the Philips Note resulted in a foreign exchange gain of approximately $0.1 million, which will be recorded in income over the term of the forward contract.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Convertible Debenture

     On January 30, 2003, the Company issued a $27.5 million three-year, zero-interest convertible subordinated debenture due January 2006 (the "Convertible Note") to Philips in connection with the Philips acquisition (Note
5). The Convertible Note is convertible into shares of the Company's common stock at $6.00 per share at any time until maturity at Philips' option. The conversion rate may be subject to adjustments from time to time as provided in the Convertible Note. The Convertible Debenture contains a provision in which all amounts unpaid at maturity will bear interest at a rate of 3% per quarter until paid.

     The Convertible Note contains restrictive covenants that place restrictions on the declaration or payment of dividends or distributions (other than distributions of equity securities of the Company) on, or the redemption or purchase of, any shares of the Company's capital stock while the Convertible
Note is outstanding. This restriction terminates when one-half or more of the principal amount of the Convertible Note is converted by Philips into common stock. The Convertible Note contains a restrictive provision which provides Philips the right to require the Company to redeem the Convertible Note or any remaining portion of the principal amount, on the date a "Change in Control" occurs. The Convertible Note provides that a "Change in Control" is deemed to have occurred when any person or entity acquires beneficial ownership of shares of capital stock of the Company entitling such person or entity to exercise 40% or more of the total voting power of all shares of capital stock of the Company, or the Company sells all or substantially all of its assets, subject to certain exceptions. The proposed acquisition of SpeechWorks International Inc. (Note 16) will not result in such a "Change in Control".

13. COMMITMENTS AND CONTINGENCIES

   Litigation and Other Claims

    Like many companies in the software industry, the Company has from time to time been notified of claims that it may be infringing certain intellectual property rights of others. Where appropriate these claims have been referred to counsel, and they are in various stages of evaluation and negotiation or have been resolved. If it appears necessary or desirable, the Company may seek licenses for these intellectual property rights. There is no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to the Company or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by the Company.

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

    On December 28, 2001, the Massachusetts Institute of Technology and Electronics For Imaging, Inc. sued the Company in the United States District Court for the Eastern District of Texas for patent infringement. The patent infringement claim was filed against more than 200 defendants. In their lawsuit, MIT and EFI allege that the Company is infringing United States Patent No. 4,500,919 entitled "Color Reproduction System" (the "'919 Patent"). MIT and EFI allege that the '919 Patent discloses a system for adjusting the colors of a scanned image on a television screen and outputting the modified image to a device. The Company has several products that permit a user to adjust the color of an image on a computer monitor. The Company has asserted that its products do not infringe the '919 Patent because its products do not contain all elements of the structure required by the claimed invention and because its products do not perform all of the steps required by the claimed method. Further, the Company believes there may be prior art that would render the '919 Patent invalid. The '919 Patent expired on May 6, 2002. Damages are sought in an unspecified amount. The Company filed an Answer and Counterclaim on July 1, 2002. The Company believes this claim has no merit, and intends to defend the action vigorously.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    On August 16, 2001, Horst Froessl sued the Company in the United States District Court for the Northern District of California for patent infringement. In his lawsuit, Froessl alleges that the Company is infringing United States Patent No. 4,553,261 entitled "Document and Data Handling and Retrieval System" (the "'261 Patent"). Froessl alleges that the '261 Patent discloses a system for receiving and optically scanning documents, converting selected segments of the digitalized scan data into machine code, and storing and retrieving the documents and the digitalized and converted segments. Although the Company has several products in the scanning technology field, the Company has asserted that its products do not infringe the '261 Patent because its products do not contain all elements of the structure required by the claimed invention and because its products do not perform all of the steps required by the claimed method. Further, the Company believes there may be prior art that would render the '261 Patent invalid. The '261 Patent will expire on May 31, 2003. Damages are sought in an unspecified amount. The Company filed an Answer and Counterclaim on September 19, 2001. The Company believes this claim has no merit, and intends to defend the action vigorously.

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

   Guarantees

    The Company has entered into agreements to indemnify its directors and officers to the fullest extent authorized or permitted under applicable law. These agreements, among other things, provide for the indemnification of its directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by any such person in his or her capacity as a director or officer of the company, whether or not such person is acting or serving in any such capacity at the time any liability or expense is incurred for which indemnification can be provided under the agreements. The Company has a Director and Officer insurance policy in effect that reduces its exposure under these agreements and enables it to recover a portion of any future amounts paid. While the maximum potential amount of any future payments under these agreements is uncertain, as a result of its insurance coverage the Company believes the estimated fair value of these agreements is minimal.

    The Company currently includes indemnification provisions in the contracts it enters with its customers and business partners. Generally, these provisions require the Company to defend claims arising out of its products' infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct on its part. The indemnity obligations imposed by these provisions generally cover damages, costs and attorneys' fees arising out of such claims. In most, but not all, cases the Company's total liability under such provisions is limited to either the value of the contract or a specified, agreed upon, amount. In some cases its total liability under such provisions is unlimited. In many, but not all, cases the term of the indemnity provision is perpetual. Although these provisions are included in most of its contracts with customers and business partners, as noted above, the Company is currently defending only four parties pursuant to such provisions. Each of these four parties is a defendant in a case filed by the Massachusetts Institute of Technology and Electronics for Imaging, Inc. in the United States District Court for the Eastern District of Texas in December 2001. The case, which alleges patent infringement by certain ScanSoft products, is more fully described above. Although the Company believes this claim has no merit, the Company cannot predict the outcome of this case or the total additional indemnity costs it may produce, though it may be required to indemnify one or more defendants in addition to those it is already indemnifying, and additional indemnification obligations may arise in other litigations. While the maximum potential amount of future payments the Company could be required to make under all the indemnification provisions in its contracts with customers and business partners is unlimited, it believes that the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.

14. EQUITY TRANSACTIONS

   Common Stock Warrants

    In connection with the March 31, 2003 acquisition of the certain intellectual property assets related to multimodal speech technology (Note 7), the Company issued a warrant expiring October 31, 2005, for the purchase of 78,000 shares of common stock of the Company at an exercise price of $8.10 per share. The warrant was immediately exercisable and was valued at $0.1 million based upon the Black-Scholes option pricing model with the following

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

assumptions: expected volatility of 80%, a risk-free rate of 1.87%, an expected term of 2.5 years, no dividends and a stock price of $4.57 based on the Company's stock price at the time of issuance. The purchase price was recorded as completed technology and will be amortized over three years.

   Underwritten Public Offering

    During the three months ended March 31, 2003, the Company completed an underwritten public offering of 8,256,906 shares of the Company's common stock at $3.80 per share. Of the total shares sold, 6,184,406 shares were sold on behalf of Lernout & Hauspie Speech Products N.V. and L&H Holdings USA, Inc. The Company sold 2,072,500 common shares and received gross proceeds of $7.9 million. After considering offering costs, the net proceeds amounted to approximately $5.5 million.


15. SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates in a single segment. The following table presents total revenue information by geographic area and principal product line (in thousands):

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                                  ---------
                                                                                               2003         2002
                                                                                               ----         ----
   North America........................................................................   $    20,608   $   18,625
   Other foreign countries..............................................................         7,228        5,140
                                                                                           -----------   ----------
     Total..............................................................................   $    27,836   $   23,765
                                                                                           ===========   ==========

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                                    ---------
                                                                                                2003         2002
                                                                                                ----         ----
   Digital Capture.......................................................................   $    12,587   $   16,370
   Speech................................................................................        15,249        7,395
                                                                                            -----------   ----------
     Total...............................................................................   $    27,836   $   23,765
                                                                                            ===========   ==========

    Revenue classification above is based on the country in which the sale originates or is invoiced. Revenue in other countries predominately relates to sales to customers in Asia and Europe. Intercompany sales are insignificant as products sold outside of the United States or Europe are sourced within Europe or the United States.

    A number of the Company's North American OEM customers distribute products throughout the world but because these customers do not provide the geographic dispersion of their product sales, the Company recorded the revenue in the North America category. However, based on an estimate that factors our OEM partners' geographical revenue mix to our revenue generated from these OEM partners, international revenue would have represented approximately 33% and 30% of our consolidated revenue for the quarters ended March 31, 2003 and March 31, 2002, respectively.

16. SUBSEQUENT EVENT

    On April 23, 2003, ScanSoft announced it had signed a definitive merger agreement to acquire SpeechWorks International, Inc. ("SpeechWorks"), a Boston, Massachusetts-based company that provides speech recognition, text-to-speech and speaker verification for network and embedded environments, including multimodal devices with both an audio interface and visual display. Under the terms of the agreement, ScanSoft will acquire SpeechWorks in a tax-free, stock-for-stock merger with an equity value at the time of announcement of approximately $132.0 million, net of SpeechWorks' cash balance of $49.0 million as of December 31, 2002. Upon completion of the merger, holders of SpeechWorks common stock will be entitled to receive 0.860 shares of ScanSoft common stock for each share of SpeechWorks common stock that they then hold. The acquisition is expected to be completed in the third quarter of 2003. The agreement may be terminated by either the Company or SpeechWorks upon certain events occurring or not occurring, as defined in the agreement. In certain cases, if the agreement is terminated, the Company may be required to pay SpeechWorks up to $6.5 million.

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

FORWARD-LOOKING STATEMENTS

    This quarterly report contains forward-looking statements. These forward-looking statements include predictions regarding:

        - OUR STRATEGY RELATING TO SPEECH AND LANGUAGE TECHNOLOGIES;

        - OUR EXPECTATIONS REGARDING OUR PROPOSED ACQUISITION OF SPEECHWORKS AND OUR ACQUISITION OF CERTAIN ASSETS FROM PHILIPS;

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

    Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this quarterly report under the heading "Factors That May Affect our Future Results of Operations." All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

OVERVIEW

    ScanSoft is a leading provider of software that allows users to incorporate documents, images and speech into digital applications. Our products and technologies automate manual processes and help enterprises, professionals and consumers increase productivity, reduce costs and save time. Our products are built upon digital capture and speech technologies, and are sold as solutions into the financial, legal, healthcare, government, telecommunications and automotive industries. We focus on markets where we can exercise market leadership, where significant barriers to entry exist and where we possess competitive advantages because of the strength of our technologies, products, channels and business processes.

RECENT DEVELOPMENTS

    On January 3, 2003, we paid $3.3 million in full settlement of all principal and accrued interest on a promissory note issued in connection with the L&H acquisition on December 12, 2001.

    On January 30, 2003, we completed the acquisition of the Philips Speech Processing Telephony and Voice Control business units of Royal Philips Electronics N.V. ("Philips"), and related intellectual property. The Telephony business unit offers speech-enabled services including directory assistance, interactive voice response and voice portal applications for enterprise customers, telephony vendors and carriers. The Voice Control business unit offers a product portfolio including small footprint speech recognition engines for embedded applications such as voice-controlled climate, navigation and entertainment features in automotive vehicles, as well as voice dialing for mobile phones. As consideration for the business, we paid 3.1 million euros ($3.4 million) in cash at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended, and agreed to pay an additional 1.0 million euros in cash due no later than December 31, 2003, issued a 5.0 million euro note due December 31, 2003 and bearing 5.0% interest per annum and issued a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

shares of our common stock at $6.00 per share. The purchase price is subject to adjustment. We anticipate that all related adjustments will be completed no later than December 31, 2003 and all adjustments arising from contingencies that existed at the closing and as of March 31, 2003 will be recorded as adjustments to goodwill. In connection with the acquisition we hired 116 employees.

    During the three months ended March 31, 2003, the Company completed an underwritten public offering of 8,256,906 shares of the Company's common stock at $3.80 per share. Of the total shares sold, 6,184,406 shares were sold on behalf of Lernout & Hauspie Speech Products N.V., and L&H Holdings USA, Inc. The Company sold 2,072,500 common shares and received gross proceeds of $7.9 million. After deducting offering costs, the net proceeds amounted to approximately $5.5 million.

    On April 23, 2003, ScanSoft announced it had signed a definitive merger agreement to acquire SpeechWorks International, Inc. ("SpeechWorks"), a Boston, Massachusetts-based company that provides speech recognition, text-to-speech and speaker verification for network and embedded environments, including multimodal devices with both an audio interface and visual display. Under the terms of the agreement, ScanSoft will acquire SpeechWorks in a tax-free, stock-for-stock merger with an equity value at the time of announcement of approximately $132.0 million, net of SpeechWorks' cash balance of $49.0 million as of December 31, 2002. Upon completion of the merger, holders of SpeechWorks common stock will be entitled to receive 0.860 shares of ScanSoft common stock for each share of SpeechWorks common stock that they then hold. The acquisition is expected to be completed in the third quarter of 2003.

RESULTS OF OPERATIONS

    The following table presents, as a percentage of total revenue, certain selected financial data for the three months ended March 31, 2003 and 2002:

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                       2003                 2002
                                                                                     ---------            ---------
                 Total revenue.............................................            100.0%               100.0%
                 Cost and expenses:
                    Cost of revenue........................................             15.5%                17.4%
                    Cost of revenue from amortization of intangible assets.              7.4%                14.9%
                    Research and development...............................             25.8%                29.4%
                    Selling, general and administrative....................             47.6%                40.9%
                    Amortization of other intangible assets................              1.3%                 4.0%
                    Restructuring and other charges, net...................              1.9%                 4.4%
                                                                                      ------               ------
                       Total costs and expenses............................             99.5%               111.0%
                                                                                      ------               ------
                 Income (loss) from operations.............................              0.5%               (11.0)%
                 Other income (expense), net...............................              0.0%                (0.3)%
                                                                                      ------               ------
                 Income (loss) before income taxes.........................              0.5%               (11.3)%
                 Provision for income taxes................................              0.3%                 0.8%
                                                                                      ------               ------
                 Net income (loss).........................................              0.2%               (12.1)%
                                                                                      ------               ------

GENERAL

    We derive our revenue from sales of our software products to customers through distribution partners and value-added resellers, royalty revenues from OEM partners, license fees from sales of our products to customers and from services, primarily maintenance associated with software license transactions.

     Sales of our software products through distributors and value-added resellers provide rights of return for as long as the distributors or resellers hold the inventory. As a result, we recognize revenues from sales to distributors and resellers only when products have been sold by the distributors or resellers to retailers and end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, we record an allowance against accounts receivable for the sales price of all inventory subject to return. If we experience significant returns from distributors or resellers, our liquidity may be adversely impacted. We make an estimate of sales returns by retailers or end users to us directly or through our distributors or resellers based on historical returns experience. The provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. Historically, we have not experienced significant returns from retailers or end-users. If actual returns differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known.

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

    Amortization of other intangible assets excludes amortization of acquired patents and core and completed technology which is included in cost of revenue from amortization of intangible assets.

   Total Revenue

     Total revenue for the three months ended March 31, 2003 increased by $4.1 million or 17% from the comparable period in 2002. This growth in revenue was the result of revenue generated from our speech and language products. Revenue from our speech and language products was $15.2 million and $7.4 million for the three months ended March 31, 2003 and 2002, respectively. The increase of $7.8 million in speech revenue was due to an increase of $2.9 million resulting from greater market acceptance and the launch of Dragon Naturally Speaking 7.0, increased demand from OEMs for our Real Speak product (text to speech) of $3.3 million and $1.9 million in incremental revenue from products acquired in the Philips acquisition, which occurred on January 30, 2003. Revenue from our digital capture products was $12.6 million and $16.4 million for the three months ended March 31, 2003 and 2002, respectively. The net decrease of $3.8 million in revenue from our digital capture products from 2002 was due primarily to the recognition in the first quarter 2002 of deferred revenue items associated with completed OEM services, and the lower sales of our OmniPage product, offset by the launch of PaperPort 9.0.

    Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the quarter ended March 31, 2003 was 74% North America and 26% international, versus 78% North America and 22% international for the same period 2002.

    A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. We believe that, if we were provided with this information, our geographical revenue classification would indicate a higher international percentage. Based on an estimate that factors our OEM partners' geographical revenue mix to our revenues generated from these OEM partners, revenue for the period ending March 31, 2003 was approximately 67% North America and 33% international versus 70% North America and 30% international for the comparable period in 2002. The increase in our international revenue percentage for the period ending March 31, 2003 was a direct result of our increased focus on international markets.

    The following table presents the breakdown of our total revenue by distribution channel:

                                                               QUARTER ENDED
                                                                  MARCH 31,
                                                                  ---------
                                                                2003        2002
                                                                ----        ----
   VAR/Retail............................................       36%         40%
   Direct................................................       28%         22%
   OEM...................................................       36%         38%
                                                               ---         ---
                                                               100%        100%
                                                               ===         ===

    The increase in our direct revenues and the corresponding decrease in our other sales channels, as a percent of revenue, for the first quarter 2003 as compared to the same period 2002, was due to the launch of two of our flagship products, PaperPort 9.0 and Dragon Naturally Speaking 7.0.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Cost of Revenue

    Cost of revenue for the three months ended March 31, 2003 was $4.3 million or 15.5% of revenue, compared to $4.1 million or 17.4% for the comparable period in 2002. The increase in cost of revenue in absolute dollars for the three-month period ended March 31, 2003 was directly attributable to the overall increase in our direct revenue. The decrease in cost of revenue as a percentage of total revenue was due to continued productivity gains in the Company's manufacturing and fulfillment operations and an increase in higher-margin license revenue.

   Cost of Revenue from Amortization of Intangible Assets

    Cost of revenue from amortization of intangible assets for the three months ended March 31, 2003 was $2.1 million or 7.4% of revenue, compared to $3.5 million or 14.9% for the comparable period in 2002. The decrease in cost of revenue from amortization of intangible assets of $1.4 million was due to $1.6 million of intangible assets that became fully amortized during fiscal year 2002. This reduction was partially offset by $0.1 million of amortization related to the Philips acquisition completed on January 30, 2003.

   Research and Development Expense

     Research and development expense for the three months ended March 31, 2003 was $7.2 million or 25.8% of revenue, compared to $7.0 million or 29.4% for the comparable period in 2002. The increase in research and development expense of $0.2 million was primarily the result of increased headcount associated with the Philips acquisition. Before consideration of the SpeechWorks acquisition, research and development expenses are expected to decline as a percentage of revenue over the remainder of the year as revenue from the Philips products grow and research and development spending is held flat.

   Selling, General and Administrative Expense

     Selling, general and administrative expense for the three months ended March 31, 2003 was $13.3 million or 47.6% of revenue, compared to $9.7 million or 40.9% for the comparable period in 2002. The increase in selling, general and administrative expense in absolute dollars was primarily the result of increased headcount costs resulting from the addition of 19 sales and marketing employees associated with the Philips acquisition. The remaining increase in general and administrative expenses is due primarily to increased legal expenses associated with the Philips integration. Before consideration of the SpeechWorks acquisition, as a percentage of revenue, the Company expects selling, general and administrative expenses for the full year to approximate 40% of revenue.

   Amortization of Other Intangible Assets

     Amortization of other intangible assets for the three months ended March 31, 2003, was $0.4 million or 1.3% of revenue, compared to $1.0 million or 4.0% for the comparable period in 2002. The decrease in this amortization expense is due to $0.6 million of intangible assets that became fully amortized during fiscal year 2002. This reduction was partially offset by $0.1 million of amortization related to the Philips acquisition.

   Restructuring and Other Charges, Net

     In connection with the Philips acquisition, we eliminated 25 ScanSoft personnel across all functional areas resulting in approximately $0.5 million in severance related restructuring costs in the three month period ended March 31, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Income (Loss) from Operations

    As a result of the above factors, income from operations was $0.1 million for the three months ended March 31, 2003 or 0.5% of revenue, compared with a loss of ($2.6) million or (11.0)% for the comparable period in 2002.

   Other Income (Expense), Net

    Interest income was $41,000 and $54,000 for the three months ended March 31, 2003 and 2002, respectively. Interest expense was $81,000 and $85,000 for the three months ended March 31, 2003 and 2002, respectively. Other expense for the three months ended March 31, 2003 consists primarily of foreign exchange gains of $107,000 and other expenses of $46,000, compared to foreign exchange losses of $19,000 and other expenses of $25,000 for the three months ended March 31, 2002.

   Income (Loss) Before Income Taxes

    Income before income taxes was $0.2 million for the three months ended March 31, 2003 or 0.5% of revenue, compared with a loss of ($2.7) million or (11.3)% for the comparable period in 2002.

   Income Taxes

    The provision for income taxes for the three months ended March 31, 2003 was $0.1 million or 0.3% of revenue, compared to $0.2 million or 0.8% in the comparable period for 2002. The provision for income taxes consists primarily of foreign tax provisions for which no net operating loss carryforwards are available to offset income and foreign withholding and state income taxes.

   Net Income (Loss)

    As a result of all these factors, net income totaled $0.1 million for the three months ended March 31, 2003, compared with a loss of ($2.9) million or (12.1)% for the comparable period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2003, we had cash and cash equivalents of $20.3 million and net working capital of $5.3 million as compared to $18.9 million in cash and cash equivalents and net working capital of $16.8 million at December 31, 2002.

     Net cash provided by operating activities for the three months ended March 31, 2003 was $2.9 million compared to $0.2 million for the comparable period in 2002. Cash provided by operations in the 2003 period came primarily from operating income, net of non-cash adjustments, and an increase in accounts payable, offset by payments of accrued expenses assumed in the Philips acquisition. The increase in accounts receivable allowances at March 31, 2003 as compared to December 31, 2002 is attributable to higher shipments of our products to distributors at the end of the quarter ended March 31, 2003 period in connection with our release of two new products, Dragon Naturally Speaking
7.0 and PaperPort 9.0. Historically, we have not incurred any significant losses on our accounts receivable balances.

     Net cash used in investing activities for the three months ended March 31, 2003 was $4.9 million compared to $1.8 million for the comparable period in 2002. Net cash used in investing activities during the 2003 period consisted of $0.6 million in capital expenditures, which included costs to build out facilities in both North America and Europe and $4.3 million of payments associated with acquisitions. Net cash used in investing activities during 2002 consisted of $0.7 million in capital expenditures to build-out facilities in both North America and Europe, $0.5 million for the acquisition of the L&H Audiomining assets and $0.7 million related to the payment of acquisition related liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net cash provided by financing activities for the three months ended March 31, 2003 was $3.6 million compared to $0.1 million for the comparable period in 2002. Net cash provided by financing activities during the three months ended March 31, 2003 consisted of proceeds of $0.5 million from the issuance of common stock in connection with employee stock compensation plans and net proceeds of $6.8 million excluding offering costs of $1.3 million paid in the prior year, from the public issuance of our common stock. This was offset by a $0.4 million payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement, and the payment of the $3.3 million note payable related to the acquisition of Lernout & Hauspie assets during 2001. Net cash provided by financing activities during 2002 consisted of proceeds of $1.2 million from the exercise of stock options, offset by a $0.1 million payment on our capital lease obligation, a $0.1 million principal payment on a note payable that was issued in connection with the acquisition of the L&H assets and a $1.0 million payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement.

     On January 30, 2003, we completed the Philips acquisition. As consideration for the acquisition, we paid 3.1 million euros ($3.4 million) in cash at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended, and agreed to pay an additional 1.0 million euros in cash due no later than December 31, 2003, issued a 5.0 million euro note due December 31, 2003 and bearing 5.0% interest per annum and issued a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of our common stock at $6.00 per share.

    The following table outlines our contractual payment obligations as of March 31, 2003:

                                                                                                  PAYMENTS DUE BY PERIOD
                                                                                       --------------------------------------------
   CONTRACTUAL                                                                                       WITHIN     WITHIN
   OBLIGATIONS                                                                            TOTAL      1 YEAR     2 YEARS  THEREAFTER
   -----------                                                                         ----------  ---------  ---------  ----------
                                                                                                       (IN THOUSANDS)
   Convertible debenture ...........................................................   $   27,524        --         --    $ 27,524
   Deferred payment associated with Philips acquisition, including imputed interest         1,052      1,052        --         --
   Euro denominated note (5 million) associated with Philips acquisition ...........        5,407      5,407        --         --
   Deferred payments for technology license ........................................       12,328      9,434      2,894        --
   Operating leases.................................................................        8,099      2,123      2,142      3,834
   Caere acquisition related costs..................................................        2,048      2,048                   --
   Imputed interest ................................................................          652        246        406        --
                                                                                       ----------  ---------  ---------   --------
   Total contractual cash obligations...............................................   $   57,110  $  20,310  $   5,442   $ 31,358
                                                                                       ==========  =========  =========   ========

    Through March 31, 2003, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

     Historically and through December 31, 2001 we sustained recurring losses from operations in each reporting period. We reported net income of approximately $6.3 million for 2002 and $0.1 million for the three months ended March 31, 2003, and have an accumulated deficit of $146.9 million at March 31, 2003. We believe that we have the ability to maintain operating expenses at levels commensurate with revenues to maintain positive cash flows from operations. We also believe that our existing working capital, cash flows from future operations and available borrowings under our line of credit facility will be sufficient to meet our operating, investing and financing needs, for at least the next twelve months, including the integration of the Philips acquisition and the pending acquisition of SpeechWorks, and the debt obligations incurred in connection with the Philips acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOREIGN OPERATIONS

    We develop and sell our products throughout the world. As a result of the Caere acquisition in March 2000, the L&H acquisition in December 2001, and our recent Philips acquisition, we significantly increased our presence in Europe and added operations in Asia. With our increased international presence in a number of geographic locations and with international revenues projected to increase in 2003, we are exposed to changes in foreign currencies including the euro and Japanese yen. Changes in the value of the euro or other foreign currencies relative to the value of the United States dollar could adversely affect future revenues and operating results. We do not generally hedge any of our foreign-currency denominated transactions or expected cash flows. However, in connection with the Philips acquisition on January 30, 2003, we entered into a forward hedge in the amount of $5.3 million to meet our obligation to pay the
5.0 million euro promissory note issued as part of the acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair value. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not expect the adoption of EITF No. 00-21 to have a material impact on our results of operations or financial condition.

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

    There can be no assurance that any cash generated by operations will be sufficient to satisfy our liquidity requirements, and we may be required to sell additional equity or debt securities, or obtain additional lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. It may be difficult to sell additional equity or obtain debt financing, and this could result in significant constraints on ScanSoft's ongoing investments to grow revenue and develop new products.

     You should also carefully consider the additional risks described below when evaluating our company. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations and financial situation. Our business, financial condition and results of operations could be seriously harmed by any of these risks.

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

    WE HAVE A HISTORY OF LOSSES. WE MAY INCUR LOSSES IN THE FUTURE. We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported net income of $0.1 million and $6.3 million for the three months ended March 31, 2003 and the fiscal year ended December 31, 2002, respectively. If we do not maintain profitability, the market price for our stock may decline, perhaps substantially.

     OUR BUSINESS COULD BE HARMED IF WE DO NOT SUCCESSFULLY MANAGE THE INTEGRATION OF THE BUSINESSES THAT WE ACQUIRE, INCLUDING OUR PLANNED MERGER WITH SPEECHWORKS AND THE RECENTLY COMPLETED ACQUISITION OF THE SPEECH PROCESSING TELEPHONY AND VOICE CONTROL BUSINESS UNITS OF PHILIPS. As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. Our recent acquisitions of the speech and language technology operations of Lernout & Hauspie Speech Products N.V. and certain of its affiliates, including L&H Holdings USA, Inc. (collectively, L&H) and the Speech Processing Telephony and Voice Control business units from Philips required substantial integration and management efforts. Our pending acquisition of SpeechWorks International, Inc., will pose similar, and potentially greater, challenges. Acquisitions of this nature involve a number of risks, including:

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

    - MANAGEMENT OF GEOGRAPHICALLY REMOTE UNITS BOTH IN THE UNITED STATES AND INTERNATIONALLY;

    -   IMPAIRMENT OF RELATIONSHIPS WITH PARTNERS AND CUSTOMERS;

    - ENTERING MARKETS OR TYPES OF BUSINESSES IN WHICH WE HAVE LIMITED EXPERIENCE; AND

    -   POTENTIAL LOSS OF KEY EMPLOYEES OF THE ACQUIRED COMPANY.

    As a result of these and other risks, we may not realize anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business. The size of the SpeechWorks merger significantly increases both the scope and consequences of our integration risks.

THE PENDING MERGER WITH SPEECHWORKS MAY NOT BE COMPLETED, WHICH COULD NEGATIVELY IMPACT OUR STOCK PRICE, FUTURE BUSINESS AND OPERATIONS. The pending merger with SpeechWorks is subject to a number of closing conditions, including, among other things, the approval by our stockholders of the issuance of shares of our common stock in connection with the merger, expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the approval of the stockholders of SpeechWorks and other customary closing conditions. There can be no assurance that these conditions will be met and the merger will be completed. If the merger is not completed for any reason, we could be subject to a number of material risks, including the following:

     - WE WOULD NOT REALIZE THE BENEFITS WE EXPECT BY BEING PART OF A COMBINED COMPANY WITH SPEECHWORKS;

     - THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE TO THE EXTENT THAT THE CURRENT MARKET PRICE OF OUR SHARES REFLECTS THE MARKET ASSUMPTION THAT THE PROPOSED MERGER WILL BE COMPLETED; AND

     - WE MUST PAY SUBSTANTIAL COSTS RELATED TO THE MERGER, SUCH AS LEGAL, ACCOUNTING AND FINANCIAL ADVISOR AND PRINTING FEES, EVEN IF THE MERGER IS NOT COMPLETED.

    A LARGE PART OF OUR REVENUE IS DEPENDENT ON CONTINUED DEMAND FOR OUR PRODUCTS FROM OEM PARTNERS. A SIGNIFICANT REDUCTION IN OEM REVENUE WOULD SERIOUSLY HARM OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND STOCK PRICE. Many of our technologies are licensed to partners that incorporate our technologies into solutions that they sell to their customers. The commercial success of these licensed products depends to a substantial degree on the efforts of these licensees in developing and marketing products incorporating our technologies. The integration of our technologies into their products takes significant time, effort and investment, and products incorporating our technologies may not be successfully implemented or marketed by our licensees.

    OEM revenue represented 36% and 38% of our consolidated revenue for the three-month periods ended March 31, 2003 and 2002, respectively. A select few of our OEM partners account for a majority of our OEM revenues. Our partners are not required to continue to bundle or embed our software, and they may choose the software products of our competitors in addition to, or in place of, our products. A significant reduction in OEM revenue would seriously harm our business, results of operations, financial condition and our stock price.

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

    WE HAVE GROWN, AND MAY CONTINUE TO GROW, THROUGH ACQUISITIONS, WHICH MAY RESULT IN SIGNIFICANT INTANGIBLE ASSETS, DILUTION OF OUR EXISTING STOCKHOLDERS, USE OF CASH AND OTHER RISKS. We have made several significant acquisitions over the last two years, have recently completed the purchase of certain businesses and intellectual property from Philips and announced the pending acquisition of Speechworks and may acquire additional complementary assets, technologies or businesses in the future. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of intangible assets that will be amortized or subject to impairment analyses in future years, and our future results will be adversely affected if we do not achieve benefits from these acquisitions commensurate with amortization and potential impairment charges. For example, our acquisition of Caere Corporation included a substantial write-off of acquired in-process research and development costs, and this also may occur as a result of other acquisitions.

    In connection with the Caere and the L&H acquisitions, we issued 19.0 million and 7.4 million shares of our common stock, respectively, and in connection with the proposed SpeechWorks acquisition, we expect to issue 32.6 million shares of our common stock, subject to adjustment based on the number of shares of SpeechWorks common stock outstanding at the closing of the merger. We may continue to issue equity securities for future acquisitions and working capital purposes that could dilute our existing stockholders. In connection with the L&H acquisition, we issued a promissory note for $3.5 million. Under the terms of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    SALES OF OUR DOCUMENT AND PDF CONVERSION PRODUCTS AND OUR DIGITAL PAPER MANAGEMENT PRODUCTS REPRESENTED APPROXIMATELY 43% OF OUR REVENUE FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003 AND APPROXIMATELY 51% FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2002. ANY REDUCTION IN REVENUE FROM THESE PRODUCT AREAS COULD SERIOUSLY HARM OUR BUSINESS. Historically, a few product areas have generated a substantial portion of our revenues. For the three months ended March 31, 2003, our document and PDF conversion products represented approximately 26% of our revenue and our digital paper management products represented approximately 17% of our revenue. For the three months ended March 31, 2002, our document and PDF conversion products represented approximately 36% of our revenue, and our digital paper management products represented approximately 15% of our revenue. Although the relative share of our revenue derived from these products decreased due to the inclusion of sales of our speech products, a reduction in the revenue contribution from these product areas could seriously harm our business, results of operations, financial condition, cash flows and stock price.

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

    On December 28, 2001, we were sued for patent infringement initiated by the Massachusetts Institute of Technology and Electronics For Imaging, Inc. We were one of more than 200 defendants named in this suit. Damages are sought in an unspecified amount. We filed an Answer and Counterclaim on July 1, 2002. We believe this claim has no merit, and we intend to defend the action vigorously.

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

    THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING. WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED COMPANIES WITH GREATER RESOURCES. There are a number of companies that develop or may develop products that compete in our targeted markets; however, there is no one company that competes with us in all of our product areas. The individual markets in which we compete are highly competitive, and are rapidly changing. Within digital capture, we compete directly with ABBYY, I.R.I.S. and NewSoft. Within speech, we compete with AT&T, IBM and Nuance Communications. Vendors such as Adobe and Microsoft offer solutions that can be considered alternatives to some of our solutions. In addition, a number of smaller companies produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

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

    WE RELY ON A SMALL NUMBER OF DISTRIBUTION AND FULFILLMENT PARTNERS, INCLUDING 1450, DIGITAL RIVER, INGRAM MICRO AND TECH DATA, TO DISTRIBUTE MANY OF OUR PRODUCTS. ANY DISRUPTION IN THESE CHANNELS COULD HARM OUR RESULTS OF OPERATIONS. Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River, Ingram Micro and Tech Data to serve this network of channel partners. For the three-month period ended March 31, 2003, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 25% and 17% of our consolidated revenue, respectively. During the three-month period ended March 31, 2002, Ingram Micro and Digital River accounted for 27% and 11% of our consolidated revenue, respectively. A disruption

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in these distribution and fulfillment partner relationships could negatively affect our results of operations in the short term. Any disruption for which we are unable to compensate could have a more sustained impact on our results of operations.

    A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE IS CONCENTRATED AMONG OUR THREE LARGEST DISTRIBUTION AND FULFILLMENT PARTNERS, INGRAM MICRO, INC., TECH DATA CORPORATION, AND DIGITAL RIVER, INC. Our products are sold through, and a substantial portion of our accounts receivable is derived from, three distribution and fulfillment partners. At March 31, 2003, Ingram Micro, Tech Data and Digital River represented 16%, 3% and 15% of our net accounts receivable, respectively. At March 31, 2002, Ingram Micro, Tech Data and Digital River represented 16%, 11% and 9%, of our net accounts receivable, respectively. In addition, although we perform ongoing credit evaluations of our distribution and fulfillment partners' financial condition and maintain reserves for potential credit losses, we do not require collateral. While, to date, such losses have been within our expectations, we cannot assure you that these actions will be sufficient to meet future contingencies. If any of these distribution and fulfillment partners were unable to pay us in a timely fashion or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

    A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM SALES IN EUROPE AND ASIA. OUR RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH THESE AND OTHER INTERNATIONAL REGIONS Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. Reported international revenue for the three-month periods ended March 31, 2003 and March 31, 2002, represented 26% and 22% of our consolidated revenue for those periods, respectively. Most of these international revenues are produced by sales in Europe and Asia. A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. However, based on an estimate that factors our OEM partners' geographical revenue mix to our revenue generated from these OEM partners, international revenue would have represented approximately 33% and 30% of our consolidated revenue for the quarters ended March 31, 2003 and March 31, 2002, respectively.

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

    -   NEGATIVE CONSEQUENCES FROM CHANGES IN APPLICABLE TAX LAWS;

    - DIFFICULTIES IN STAFFING AND MANAGING OPERATIONS IN MULTIPLE LOCATIONS IN MANY COUNTRIES;

    -   DIFFICULTIES IN COLLECTING TRADE ACCOUNTS RECEIVABLE IN OTHER
        COUNTRIES; AND

    -   LESS EFFECTIVE PROTECTION OF INTELLECTUAL PROPERTY.

    WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES. Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We generally do not engage in hedging transactions to manage our exposure to currency fluctuations. However, in connection with the Philips acquisition on January 30, 2003, we entered into a forward hedge in the amount of $5.3 million to meet our obligation to pay the 5.0 million euro promissory note (Philips Note) issued as part of the acquisition. Our exposure to currency rate fluctuations could affect our results of operations and cash flows.

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

    THE STOCKHOLDINGS OF OUR TWO LARGEST STOCKHOLDERS MAY ENABLE THEM TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL. As of March 31, 2003, Xerox beneficially owned approximately 22.8% of our outstanding common stock, including warrants exercisable for up to 525,732 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. The number of shares of common stock issuable upon exercise of the Xerox warrant may increase in accordance with a formula defined in the warrant agreement. The State of Wisconsin Investment Board (SWIB) is our second largest stockholder, owning approximately 17.9% of our common stock as of March 31, 2003. Because of their large holdings of our capital stock relative to other stockholders, Xerox and SWIB, acting individually or together, could have a strong influence over matters requiring approval by our stockholders.

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

    - LIMITING THE ABILITY OF STOCKHOLDERS TO CALL SPECIAL MEETINGS OF STOCKHOLDERS;

    - REQUIRING ALL STOCKHOLDER ACTIONS TO BE TAKEN AT MEETINGS OF OUR STOCKHOLDERS; AND

    - ESTABLISHING ADVANCE NOTICE REQUIREMENTS FOR NOMINATIONS OF DIRECTORS AND FOR STOCKHOLDER PROPOSALS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

The Company faces exposure to adverse movements in foreign currency exchange rates, as a significant portion of its revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. Dollar, primarily the Euro Dollar. These exposures may change over time as business practices evolve. The Company evaluates its foreign currency exposures on an ongoing basis and makes adjustments to its foreign currency risk management program as circumstances change.

In certain instances, the Company enters into forward exchange contracts to hedge against foreign currency fluctuations. These contracts are used to reduce the Company's risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation. The success of the Company's foreign currency risk management program depends upon the ability of the forward exchange contracts to offset the foreign currency risk associated with the hedged transaction. To the extent that the amount or duration of the forward exchange contract and hedged transaction vary, the Company could experience unanticipated foreign currency gains or losses that could have a material impact on the Company's results of operations.

The Company entered into a forward exchange contract to hedge the foreign currency exposure of its 5 million euro note payable to Philips. A forward exchange contract to exchange a total of $5.3 million for 5.0 million Euros with a weighted-average settlement price of 1.0636 Euro/USD, with an original term of 11 months, was outstanding at March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the date of the evaluation, its disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

(b) Reports on Form 8-K

     On February 14, 2003, ScanSoft filed a report on Form 8-K reporting under
Item 2 the acquisition of the Philips' Speech Processing Telephony and Voice Control businesses.

     On March 24, 2003, ScanSoft filed an amendment to Form 8-K, filed on February 14, 2003, to report under Item 2 the acquisition of the Philips's Speech Processing Telephony and Voice Control businesses, and to include under
Item 7 audited and pro forma financial information with respect to such acquired businesses, as required by Rule 3-05 and Article 11 of Regulation S-X, respectively.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on May 15, 2003.


                                   SCANSOFT, INC.

                                   By: /s/ Gerald C. Kent, Jr.
                                       ----------------------------------------
                                       Gerald C. Kent, Jr.
                                       Vice President, Chief Accounting Officer
                                       and Controller

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Paul A. Ricci, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of ScanSoft, Inc.;

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


                                          By: /s/  Paul A. Ricci
                                              ---------------------------------
                                              Paul A. Ricci
                                              Chief Executive Officer and
                                              Chairman of the Board

May 15, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

I, Richard S. Palmer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of ScanSoft, Inc.;

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


                                          By: /s/ Richard S. Palmer
                                              ---------------------------------
                                              Richard S. Palmer
                                              Senior Vice President and
                                              Chief Financial Officer

May 15, 2003

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION

2.1(1) Purchase Agreement, dated October 7, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.

2.2(2) Amendment No. 1 to Purchase Agreement, dated as of December 20, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.

2.3(2) Amendment No. 2 to Purchase Agreement, dated as of January 29, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.

3.1      Amended and Restated Bylaws of Registrant.

10.1** Letter, dated February 17, 2003, from the Registrant to Jeanne McCann regarding certain employment matters.

10.2** Letter, dated September 26, 2002, from the Registrant to Robert J. Weideman regarding certain employment matters.

10.3** Amendment No. 1, dated April 28, 2003, to Employment Agreement, dated August 21, 2000, by and between the Registrant and Michael K. Tivnan.

10.4(2) Technology Transfer and License Agreement, dated as of January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.

10.5(2) Promissory Note, dated January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.

10.6(2) Zero Coupon Convertible Subordinated Note, dated January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.

10.7(2) Plan of Distribution Agreement, dated January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.

10.8+ Reseller Agreement, dated as of March 31, 2003, by and between the Registrant and International Business Machines.

10.9 Loan and Security Agreement, dated as of October 31, 2002, as amended on May 7, 2003, between the Registrant and Silicon Valley Bank.

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
**       Denotes Management compensatory plan or arrangement.

+        Confidential treatment requested on portions of this exhibit.
         Unredacted versions of this exhibit have been filed separately with the Commission.

(1) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement of Form S-1 (No. 33-100647) filed with the Commission on December 6, 2002.

(2) Incorporated by reference from the Registrant's Amendment No. 4 to Registration Statement of Form S-1 (No. 33-100647) filed with the Commission on February 7, 2003.