Form 10-Q
period 2003-06-30
SCANSOFT INC
filed 2003-08-14
CIK 1002517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

66,267,053 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of July 31, 2003.

                                 SCANSOFT, INC.

                                    FORM 10-Q
                         SIX MONTHS ENDED JUNE 30, 2003
                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
            PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            a) Consolidated Balance Sheets at June 30, 2003 and December 31, 2002..................   3

            b) Consolidated Statements of Operations for the three and six months ended
               June 30, 2003 and June 30, 2002.....................................................   4

            c) Consolidated Statements of Cash Flows for the six months ended                         5
               June 30, 2003 and June 30, 2002.....................................................

            d) Notes to Consolidated Financial Statements..........................................   6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..  19

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.............................  34

Item 4.     Controls and Procedures................................................................  34

            PART II: OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders....................................  34

Item 6.     Exhibits and Reports on Form 8-K.......................................................  35

Signatures.........................................................................................  36

Exhibit Index......................................................................................  37


                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                           JUNE 30,     DECEMBER 31,
                                                                                                             2003           2002
                                                                                                           ---------     ----------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................................................     $  17,045     $  18,853
  Accounts receivable, less allowances of $8,622 and $5,903, respectively ............................        14,072        15,650
  Receivables from related party .....................................................................         1,204         1,518
  Inventory ..........................................................................................           527         1,241
  Prepaid expenses and other current assets ..........................................................         6,023         3,167
                                                                                                           ---------     ---------
     Total current assets ............................................................................        38,871        40,429
  Goodwill ...........................................................................................        97,117        63,059
  Other intangible assets, net .......................................................................        45,331        33,823
  Property and equipment, net ........................................................................         3,439         2,846
  Other assets .......................................................................................         2,831         3,533
                                                                                                           ---------     ---------
     Total assets ....................................................................................     $ 187,589     $ 143,690
                                                                                                           =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................................................     $   8,308     $   7,085
  Accrued expenses ...................................................................................        12,105         9,773
  Deferred revenue ...................................................................................         2,279         1,790
  Note payable .......................................................................................         5,752         3,273
  Deferred payment obligation for business acquisition ...............................................         1,124          --
  Deferred payment obligation for technology license .................................................         2,617          --
  Other current liabilities ..........................................................................         1,256         1,666
                                                                                                           ---------     ---------
     Total current liabilities .......................................................................        33,441        23,587
Deferred revenue .....................................................................................           416           244
Long-term note payable ...............................................................................        27,524          --
Other liabilities ....................................................................................         2,858           481
                                                                                                           ---------     ---------
     Total liabilities ...............................................................................        64,239        24,312
                                                                                                           ---------     ---------
Commitments and contingencies (Notes 5, 13 and 16)
Stockholders' equity:
  Preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 shares issued and
     outstanding (liquidation preference $4,631) .....................................................         4,631         4,631
  Common stock, $0.001 par value; 140,000,000 shares authorized; 68,326,070 and 65,540,154 shares
    issued and 66,208,692 and 63,422,776 shares outstanding, respectively ............................            68            66
  Additional paid-in capital .........................................................................       276,624       269,858
  Treasury stock, at cost (2,117,378 and 2,117,378 shares, respectively) .............................        (8,031)       (8,031)
  Deferred compensation ..............................................................................          (122)         (173)
  Accumulated other comprehensive loss ...............................................................          (331)          (47)
  Accumulated deficit ................................................................................      (149,489)     (146,926)
                                                                                                           ---------     ---------
     Total stockholders' equity ......................................................................       123,350       119,378
                                                                                                           ---------     ---------
     Total liabilities and stockholders' equity ......................................................     $ 187,589     $ 143,690
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

                                 SCANSOFT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30,                         JUNE 30,
                                                                        --------------------------        -------------------------
                                                                          2003             2002             2003             2002
                                                                        --------         --------         --------         --------

Revenue, third parties .........................................        $ 26,519         $ 25,281         $ 53,035         $ 47,697
Revenue, related parties .......................................           1,224              903            2,544            2,252
                                                                        --------         --------         --------         --------
     Total revenue .............................................          27,743           26,184           55,579           49,949

Costs and expenses:
       Cost of revenue .........................................           4,573            4,609            8,875            8,738
       Cost of revenue from amortization of
        intangible assets ......................................           2,672            1,976            4,729            5,518
       Research and development ................................           8,350            7,067           15,527           14,053
       Selling, general and administrative .....................          13,868           10,928           27,129           20,639
       Amortization of other intangible assets .................             423              253              784            1,210
       Restructuring and other charges .........................             817             --              1,346            1,041
                                                                        --------         --------         --------         --------
          Total costs and expenses .............................          30,703           24,833           58,390           51,199
                                                                        --------         --------         --------         --------
Income (loss) from operations ..................................          (2,960)           1,351           (2,811)          (1,250)
Other income (expense):
  Interest income...............................................              58              176               99              230
  Interest expense..............................................            (171)             (91)            (251)            (176)
  Other income(expense), net ...................................             501              (20)             562              (64)
                                                                        --------         --------         --------         --------
Income (loss) before income taxes ..............................          (2,572)           1,416           (2,401)          (1,260)
Provision for (benefit) from income taxes ......................              67             (534)             162             (328)
                                                                        --------         --------         --------         --------
Net income (loss) ..............................................        $ (2,639)        $  1,950         $ (2,563)        $   (932)
                                                                        ========         ========         ========         ========
Net income (loss) per share: basic .............................        $  (0.04)        $   0.03         $  (0.04)        $  (0.01)
                                                                        ========         ========         ========         ========
Net income (loss) per share: diluted ...........................        $  (0.04)        $   0.03         $  (0.04)        $  (0.01)
                                                                        ========         ========         ========         ========
Weighted average common shares: basic ..........................          65,821           67,595           64,979           63,173
                                                                        ========         ========         ========         ========
Weighted average common shares: diluted ........................          65,821           76,677           64,979           63,173
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

                                 SCANSOFT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            SIX MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                         --------------------------
                                                                                                           2003              2002
                                                                                                         --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .......................................................................................         $ (2,563)         $   (932)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation ..............................................................................              879               987
     Amortization of intangible assets .........................................................            5,513             6,728
     Accounts receivable allowances ............................................................              347             1,641
     Non-cash portion of restructuring charges .................................................             --                 113
     Stock-based compensation ..................................................................               51                50
     Foreign exchange loss .....................................................................               (6)             --
     Non-cash interest expense .................................................................               89              --
    Gain on disposal or sale of property and equipment .........................................             --                  12
     Changes in operating assets and liabilities, net of effects from business acquisitions:
        Accounts receivable ....................................................................            5,465            (3,889)
        Inventory ..............................................................................            1,100            (1,332)
        Prepaid expenses and other current assets ..............................................           (1,122)             (814)
        Other assets ...........................................................................           (1,695)             (436)
        Accounts payable .......................................................................              609             1,594
        Accrued expenses .......................................................................           (2,152)              801
        Other liabilities ......................................................................              265              --
        Deferred revenue .......................................................................             (410)           (2,616)
                                                                                                         --------          --------
       Net cash provided by operating activities ...............................................            6,370             1,907
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment ..............................................           (1,039)           (1,773)
  Cash expenditures for licensing agreements ...................................................           (6,113)             --
  Cash paid for acquisitions, including transaction costs net of cash received .................           (4,341)           (2,387)
                                                                                                         --------          --------
     Net cash used in investing activities .....................................................          (11,493)           (4,160)
                                                                                                         --------          --------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of note payable ......................................................................           (3,273)             (111)
  Payments of capital lease obligation .........................................................             --                (158)
  Payments under deferred payment obligation ...................................................             (820)           (1,414)
  Proceeds from issuance of common stock, net of issuance costs ................................            6,767             5,690
  Proceeds from issuance of common stock under employee stock compensation plans ...............            1,154             2,339
                                                                                                         --------          --------
       Net cash provided by financing activities ...............................................            3,828             6,346
                                                                                                         --------          --------
Effects of exchange rate changes on cash and cash equivalents ..................................             (513)             (145)
                                                                                                         --------          --------
Net increase (decrease) in cash and cash equivalents ...........................................           (1,808)            3,948
Cash and cash equivalents at beginning of period ...............................................           18,853            14,324
                                                                                                         --------          --------
Cash and cash equivalents at end of period .....................................................         $ 17,045          $ 18,272
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

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company", or "ScanSoft") have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2003 and 2002 and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003 and all other subsequent periodic filings including the Form 10-Q for the three months ended March 31, 2003 filed on May 15, 2003. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any future period.

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

     On January 30, 2003, the Company entered into a forward exchange contract to hedge the foreign currency exposure of its 5.0 million euro note payable to Philips. The contract and the note payable each have a term that expires on December 31, 2003. Based upon period-end exchange rates, the Company estimates the fair value of the forward exchange contract approximates the fair value of the note payable. For the three and six months ended June 30, 2003, the Company recorded net exchange rate gains of approximately

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

$1,000 and $7,000, respectively, in other comprehensive income on the note payable and associated forward exchange contract.

Recently Issued Accounting Pronouncements

    In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its current financial position and results of operations.

    In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on its current financial position and results of operations.

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

                                                                                      THREE MONTHS                 SIX MONTHS
                                                                                     ENDED JUNE 30,               ENDED JUNE 30,
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                                            2003          2002         2003           2002
  --------------------------------------------                                    -------       -------       -------       --------

   Net income (loss) -- as reported ........................................      $(2,639)      $ 1,950       $(2,563)      $  (932)
   Add back: Stock-based compensation included in net income
   (loss), as reported .....................................................           25            24            51            50
   Deduct: Total stock-based employee compensation expense
   determined under the fair value-based-method ............................       (2,202)       (2,316)       (4,538)       (3,936)
                                                                                  -------       -------       -------       -------
   Net loss -- pro forma ...................................................      $(4,816)      $  (342)      $(7,050)      $(4,818)
                                                                                  =======       =======       =======       =======

   Net income (loss) per share -- as reported: basic and diluted                  $ (0.04)      $  0.03       $ (0.04)      $ (0.01)
   Net loss per share - pro forma: basic and diluted .......................      $ (0.07)      $ (0.00)      $ (0.11)      $ (0.08)


                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   INVENTORY

     Inventory consists of the following (in thousands):



                                     JUNE 30,     DECEMBER 31,
                                       2003          2002
                                     --------     ------------
              Raw materials....      $     60      $      26
              Finished goods...           467          1,215
                                     --------      ---------
                                     $    527      $   1,241
                                     ========      =========

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

     Consideration for the acquisition, before determination of the purchase price adjustment to be determined by the parties as described below, totaled $39.5 million, including transaction costs of $2.1 million. The consideration consisted of 3.1 million euros ($3.4 million) in cash paid at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended; a deferred payment of 1.0 million euros in cash due no later than December 31, 2003, a 5.0 million euro note due December 31, 2003; bearing 5.0% interest per annum; and a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of common stock at $6.00 per share. The fair value of the convertible debenture was determined to be $27.5 million based on the present value of the expected cash outflows using an incremental borrowing rate of 12% and the fair value of the conversion feature based on the Black-Scholes option pricing model using the following assumptions: the fair value of the Company's common stock of $3.62 per share, the closing price of the Company's common stock on the day the parties entered into the acquisition agreement; volatility of 100%; risk-free interest rate of 2.16%; no dividends and an expected term of 3 years.

     The purchase price is subject to adjustment based on a calculation set forth in the purchase agreement, as amended, which must be agreed upon by the parties and which may result in an adjustment either to increase or decrease the total purchase consideration. Upon final determination of the purchase price adjustment, a corresponding adjustment will be recorded to goodwill.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following purchase price allocation is preliminary based on the January 30, 2003 balance sheet of the Philips Speech Processing Telephony and Voice Control business units:

       Total consideration:
          Cash................................................    $    3,350
          Other current liability (1.0 million euro payable)..         1,080
          Note payable........................................         5,410
          Convertible debenture...............................        27,520
          Transaction costs...................................         2,100
                                                                  ----------
            Total purchase consideration......................    $   39,460
                                                                  ==========
       Preliminary allocation of the purchase consideration:
          Current assets......................................    $    3,930
          Property, plant and equipment.......................           310
          Identifiable intangible assets......................         5,650
          Goodwill............................................        34,130
                                                                  ----------
              Total assets acquired                                   44,020
                                                                  ----------
          Current liabilities.................................        (4,560)
                                                                  ==========
                                                                  $   39,460
                                                                  ==========

     Current assets acquired primarily relate to accounts receivable, and current liabilities assumed primarily relate to accounts payable and assumed contractual liabilities related to development work with customers which were agreed to prior to the acquisition date. The Company also assumed certain contractual liabilities, which relate to projects for the development of speech and language databases with the European Union. The fair value of the liability on these European Union contracts is still being determined based on the contractual nature of assignability of these contracts. Upon final determination of the fair value, any adjustment to the liability will result in a corresponding adjustment to goodwill.

     The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

                                              AMOUNT           AMORTIZATION
                                          (IN THOUSANDS)          PERIOD
                                        --------------------   -------------
                                                                 (IN YEARS)
   Patents and core technology....           $  3,990                 10
   Completed technology...........                460                5.5
   Customer relationships.........              1,030                1.8
   Trade names and trademarks.....                170                  5
                                             --------
                                             $  5,650                9.3
                                             ========

     The values of the patents and core technology, completed technology, contractual customer relationships and trade names and trademarks were determined using the income approach. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow ("DCF") method is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed. There are several variations on the income approach, including the relief-from-royalty method, the avoided cost method and the lost profits method. The relief-from-royalty method was used to value the patents, core technology and trade names and trademarks. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of the intangible assets that would otherwise have to pay royalties or licensee fees on revenues earned through the use of the asset. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the patents and core technology are as follows: royalty rate 5%, discount rate 16%, tax rate 40% and estimated life of 10 years. The key assumptions used in valuing the completed product technology are as follows: royalty rate 5%, discount rate 16%, tax rate 40% and weighted average 5.5 years. The key assumptions used in valuing the trade names and trademarks are as follows: observed

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

royalty rate 0.25%, discount rate 15%, tax rate 40% and estimated life of 5 years. The key assumptions used in valuing the contractual customer relationships are as follows: tax rate 40% and weighted average life of 1.8 years.

     Based on the preliminary purchase price allocation above, the Company allocated $34.1 million of the purchase consideration to goodwill. All goodwill and other intangible assets will be deductible for tax purposes.

     Under the terms of the purchase agreement, as amended, Philips agreed to reimburse the Company for the costs, up to 5.0 million euros, associated with certain restructuring actions taken through December 31, 2003, primarily headcount and facilities related charges associated with operations based in Germany. To the extent that the total reimbursable costs exceed 5.0 million euros as of or at any time prior to December 31, 2003, Philips will reimburse the Company for one-third of the excess and the Company will be responsible for the remaining two-thirds of any excess. To the extent that the total reimbursable costs are less than 5.0 million euros at December 31, 2003, Philips will pay to the Company an amount equal to two-thirds of such difference. Any adjustment will either increase or decrease the total purchase consideration and a corresponding adjustment will be recorded to goodwill. Through June 30, 2003, the Company entered into severance agreements with a total of 70 employees of Philips, resulting in severance costs totaling $1.3 million. Of this amount, severance costs of $1.0 million were subject to reimbursement to the Company by Philips pursuant to the purchase agreement. As such, a related receivable was recorded, of which $0.9 million remains outstanding at June 30, 2003. The remainder ($0.3 million of the total severance costs) was recorded by the Company as a current liability as part of the purchase price allocation in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

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

PRO FORMA RESULTS (UNAUDITED)

       The following table reflects unaudited pro forma results of operations of the Company assuming that the Philips acquisition had occurred on January 1, 2003 and 2002, respectively (in thousands, except per share data):

                                     THREE MONTHS              SIX MONTHS
                                     ENDED JUNE 30,           ENDED JUNE 30,
                                   2003          2002        2003        2002
                                ---------    ---------    ---------    ---------
Revenues ...................    $ 27,743     $ 30,175     $ 56,695     $ 57,354
Net loss ...................    $ (2,639)    $   (316)    $ (3,186)    $ (6,044)
Net loss per diluted
share ......................    $  (0.04)    $  (0.00)    $  (0.05)    $  (0.10)

     The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of these periods.

6.   GOODWILL

     As discussed in Note 5, the Company completed the Philips acquisition on January 30, 2003 adding $34.1 million to goodwill.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following (in thousands):

                                             GROSS                             NET
                                           CARRYING        ACCUMULATED      CARRYING
                                            AMOUNT        AMORTIZATION       AMOUNT
                                          ----------       ----------      ----------
      JUNE 30, 2003
      Patents and core technology...      $   54,080       $   24,438      $   29,642
      Completed technology..........          28,171           16,962          11,209
      Trademarks....................           5,671            2,067           3,604
      Non-competition agreement.....           4,048            4,048              --
      Acquired favorable lease......             553              553              --
      Customer relationships........           2,130            1,254             876
      Other.........................             200              200              --
                                          ----------       ----------      ----------
                                          $   94,853       $   49,522      $   45,331
                                          ==========       ==========      ==========
      DECEMBER 31, 2002
      Patents and core technology...      $   50,090       $   20,331      $   29,759
      Completed technology..........          16,340           16,340              --
      Trademarks....................           5,501            1,725           3,776
      Non-competition agreement.....           4,048            4,048              --
      Acquired favorable lease......             553              553              --
      Customer relationships........           1,100              812             288
      Other.........................             200              200              --
                                          ----------       ----------      ----------
                                          $   77,832       $   44,009      $   33,823
                                          ==========       ==========      ==========

     On March 31, 2003, the Company entered into an agreement that grants an exclusive license to the Company to resell, in certain geographies worldwide, certain productivity applications. The period of exclusivity expires after seven years, unless terminated earlier as permitted under the agreement. Total consideration to be paid by the Company for the license was $13.0 million. On June 30, 2003, the terms and conditions of the agreement were amended, resulting in a $1.2 million reduction in the license fee. The initial payment of $6.4 million due on or before June 30, 2003 was paid in accordance with the terms of the license agreement. The two remaining payments totaling $5.6 million will be paid as follows: 1) $2.8 million on March 31, 2004 and 2) $2.8 million on March 31, 2005. Based on the net present value of the deferred payments due in 2004 and 2005, using an interest rate of 7.0%, the Company recorded $11.4 million as completed technology, which will be amortized to cost of goods sold based on the greater of (a) the ratio of current gross revenue to total current and expected future revenues for the products or (b) the straight-line basis over the period of expected use, five years. The $0.6 million difference between the stated price and the net present value of the payments, will be charged to interest expense over the payment period. As of June 30, 2003, payments due on or before June 30, 2004, and the remaining balance due, have been classified as deferred payment for technology license and other liabilities, long-term respectively.

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

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Aggregate amortization expense was $3.1 million and $5.5 million for the three and six months ended June 30, 2003, respectively. Of these amounts, $2.7 million and $4.7 million, respectively, were included in cost of revenue and $0.4 million and $0.8 million, respectively, were recorded in operating expenses. Amortization expense for the remaining period of fiscal year 2003, the four succeeding fiscal years and thereafter as of June 30, 2003 is as follows (in thousands):


                                COST OF     OTHER OPERATING
            YEAR ENDING         REVENUE         EXPENSES         TOTAL
            --------------   -----------    ----------------   ----------
             2003.........    $   5,329         $    727       $    6,056
             2004.........       10,243            1,043           11,286
             2005.........        5,842              550            6,392
             2006.........        4,762              335            5,097
             2007.........        4,746              293            5,039
             Thereafter...        9,929            1,532           11,461
                              ---------         --------       ----------
             Total........    $  40,851         $  4,480       $   45,331
                              =========         ========       ==========

8.   ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                     JUNE 30,      DECEMBER 31,
                                                       2003            2002
                                                   ------------    ------------
             Compensation.....................      $    2,368       $  2,122
             Sales and marketing incentives...           2,614          1,802
             Restructuring and other charges..           1,351            665
             Royalties........................             173            238
             Professional fees................             630            472
             Acquisition liabilities..........           1,488          1,654
             Other............................           3,481          2,820
                                                    ----------       --------
                                                    $   12,105       $  9,773
                                                    ==========       ========

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

     In connection with the Philips acquisition (Note 5), the Company eliminated 25 ScanSoft personnel across all functional areas, resulting in a charge of approximately $0.5 million in severance-related restructuring costs in the three month period ended March 31, 2003.

     During the three months ended June 30, 2003, the Company committed to a plan to transfer certain research and development activities currently located at its corporate headquarters to Budapest resulting in the elimination of 21 employees. The Company recorded a restructuring charge in the amount of $0.4 million for severance payments to these employees. In addition, the Company recorded a charge in the amount of $0.4 million for severance payments to a former member of the senior management team.

     At June 30, 2003, the remaining restructuring accrual from the current and prior restructuring activities amounted to $1.4 million. The balance is comprised of $0.2 million of lease exit costs and $1.2 million of employee-related severance costs, of which $0.3

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

million are for severance to the former Caere President and CEO, $0.2 million are for severance costs related to the 2003 Philips related restructuring actions and $0.7 million are for severance costs related to the actions taken during the three months ended June 30, 2003 as noted above. The lease exit costs and severance due to the former Caere President and CEO will be paid through January 2004 and March 2005, respectively. Severance costs related to the 2003 Philips related restructuring actions will be paid through December 31, 2003. Severance costs related to restructuring actions undertaken during the quarter ended June 30, 2003 will be paid through March 2009.

     The following table sets forth the restructuring and other charges accrual activity (in thousands):

                                                                      LEASE
                                                        EMPLOYEE      EXIT
        RESTRUCTURING AND OTHER CHARGES ACCRUAL          RELATED      COSTS     TOTAL
        --------------------------------------------  ------------  ---------  --------
        Balance at December 31, 2001................     $   634    $     --   $     634
        Restructuring and other charges.............         576         465       1,041
        Non-cash write-off..........................          --        (113)       (113)
        Cash payments...............................        (764)       (133)       (897)
                                                         -------    --------   ---------
        Balance at December 31, 2002................         446         219         665
        Restructuring and other charges ............       1,346          --       1,346
        Cash payments...............................        (584)        (76)       (660)
                                                         -------    --------   ---------
        Balance at June 30, 2003....................     $ 1,208    $    143   $   1,351
                                                         =======    ========   =========

10.  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Basic net income per share for the three month period ended June 30, 2002 includes the assumed conversion of the Series B Preferred Stock, which participates in dividends with common stock when and if declared, as well as the weighted average impact of vested shares of restricted stock. Diluted net income (loss) per share is computed based on (i) the weighted average number of common shares outstanding,
(ii) the assumed conversion of the Series B Preferred Stock, and (iii) the effect, when dilutive, of outstanding stock options, the convertible debenture, warrants, and unvested shares of restricted stock using the treasury stock method.

     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 ------------------    ----------------
                                                  2003       2002       2003       2002
                                                 -------    ------     -------    ------

Weighted average number of common shares
 outstanding ...............................     65,821     64,033     64,979     63,173
   Assumed conversion of Series B Preferred
     stock .................................       --        3,562       --         --
                                                 ------     ------     ------     ------
Weighted average common shares: basic ......     65,821     67,595     64,979     63,173

Effect of dilutive common equivalent shares:
   Stock options ...........................       --        8,498       --         --
   Convertible debenture ...................       --         --         --         --
   Warrants ................................       --          480       --         --
   Unvested restricted stock ...............       --          104       --         --
                                                 ------     ------     ------     ------
Weighted average common shares: diluted ....     65,821     76,677     64,979     63,173
                                                 ======     ======     ======     ======


For the three and six months ended June 30, 2003, diluted net loss per share excludes 15,310,919 common share equivalents. For the three months ended June 30, 2002, stock options to purchase 43,000 shares of common stock were outstanding but were excluded from the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


the Company's common stock during the period. For the six months ended June 30, 2002, diluted net loss per share excludes 11,722,362 common share equivalents. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for all periods presented.


11.  COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss), net of taxes, was ($2.9) million and ($2.8) million for the three and six months ended June 30, 2003, respectively, and was $2.2 million and ($0.6) million for the three and six months ended June 30, 2002, respectively. Total comprehensive income for the six months ended June 30, 2003, consisted of net loss of ($2.6) million and foreign currency translation losses of ($0.3) million partially offset by a $7,000 foreign exchange gain related to the forward hedge on the 5.0 million euro promissory note to Philips (Note 12).

12.  DEBT

   Credit Facility

     On October 31, 2002, the Company entered into a two year Loan and Security Agreement (as amended, the "Loan Agreement") with Silicon Valley Bank (the "Bank") that consisted of a $10.0 million revolving loan (the "Credit Facility"). Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.375% or 0.75%, (5.00% at June 30, 2003) which is determined by the Company's fixed charge coverage ratio, as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time is limited to the lesser of $10.0 million or a borrowing base equal to either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on the Company's fixed charge coverage ratio. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the two-year loan term. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, predominantly its accounts receivable, but not its intellectual property.

     The Company amended this Loan and Security Agreement, as of June 30, 2003 thereby removing the fixed charge coverage ratio covenant for the quarter ended June 30, 2003. As of June 30, 2003, based upon the calculated borrowing base, available borrowings totaled approximately $4.0 million. The Company can make no guarantees as to its ability to satisfy its future financial covenant calculations. As of June 30, 2003, there was no outstanding balance under this Credit Facility.

     The Loan Agreement also contains a restrictive covenant regarding the payment or declaring of any dividends on the Company's capital stock during the term of the agreement (except for dividends payable solely in capital stock) without the Bank's prior written consent. As of June 30, 2003, the Company was in compliance with all covenants.

   Notes Payable

     In connection with the L&H acquisition, the Company issued a $3.5 million promissory note (the "Note") to Lernout & Hauspie Speech Products, N.V. The Note had a stated maturity date of December 15, 2004 and bore interest at 9% per annum. Payments of principal and interest in the amount of $133,000 were due quarterly commencing on March 15, 2002, for a total of eleven payments. During the year ended December 31, 2002, four quarterly payments were made in accordance with the terms of the promissory note. In connection with an agreement entered into by the Company in September 2002 to repurchase 1,461,378 shares of common stock from L&H Holdings USA, Inc. and Lernout & Hauspie Speech Products N.V. (collectively, L&H) and to register in an underwritten offering the remaining shares held by L&H, the terms of the Note were amended to provide for the acceleration of the maturity date of the outstanding principal and interest to January 1, 2003 if consummation of the underwritten public offering did not occur by January 1, 2003. The Company did not complete the offering by January 1, 2003 and, accordingly, the debt became immediately due and payable. To fulfill this obligation, on January 3, 2003, the Company paid $3.3 million in full settlement of all outstanding principal and accrued interest under the Note.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In connection with the Philips acquisition on January 30, 2003, the Company issued a 5.0 million euro promissory note (the "Philips Note") to Philips. The unsecured Philips Note matures on December 31, 2003 and bears interest at 5% per annum. Payments of principal and accrued interest are due at maturity. The Philips Note may be prepaid by the Company at any time without penalty. In connection with the issuance of the Philips Note, the Company entered into a forward foreign currency exchange contract on January 31, 2003 to hedge the foreign exchange exposure on the Philips Note. The amount of the forward foreign currency exchange contract is equivalent to the principal amount of the Philips Note, and the duration of the forward contract coincides with the maturity date of the Philips Note. The foreign exchange hedge on the Philips Note resulted in a foreign exchange gain of approximately $0.1 million, which will be recorded in income over the term of the forward contract. At June 30, 2003, the promissory note was valued at $5.8 million and was recorded as a note payable due currently.

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

     The Convertible Note contains restrictive covenants that place restrictions on the declaration or payment of dividends or distributions (other than distributions of equity securities of the Company) on, or the redemption or purchase of, any shares of the Company's capital stock while the Convertible
Note is outstanding. This restriction terminates when one-half or more of the principal amount of the Convertible Note is converted by Philips into common stock. The Convertible Note contains a restrictive provision, which provides Philips the right to require the Company to redeem the Convertible Note or any remaining portion of the principal amount, on the date a "Change in Control" occurs. The Convertible Note provides that a "Change in Control" is deemed to have occurred when any person or entity acquires beneficial ownership of shares of capital stock of the Company entitling such person or entity to exercise 40% or more of the total voting power of all shares of capital stock of the Company, or the Company sells all or substantially all of its assets, subject to certain exceptions.

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

     On August 11, 2003, the Company acquired all of the outstanding stock of SpeechWorks International, Inc. ("SpeechWorks"), a leading provider of software products and professional services that enable enterprises, carriers and government organizations to offer automated, speech-activated services over any telephone, in exchange for 0.860 of a share of our common stock for each outstanding share of SpeechWorks stock. On July 15, 2003, Elliott Davis filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Davis alleges that SpeechWorks is infringing United States Patent No. 4,802,231 entitled "Pattern Recognition Error Reduction System" (the "`231 Patent"). The '231 Patent generally discloses techniques for a pattern recognition system and method wherein errors are reduced by creating independent error templates which correspond to patterns which tend to be erroneously matched and linked error templates which are linked to specified reference templates which are stored for comparison. Although

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SpeechWorks has several products in the speech recognition technology field, ScanSoft believes that the products do not infringe the '231 Patent because SpeechWorks does not use the claimed techniques. The Company is evaluating its response to the Complaint, which it plans to file on or before August 25, 2003.

     On November 27, 2002, AllVoice Computing plc filed an action against the Company in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled "Automated Proofreading Using Interface Linking Recognized Words to Their Audio Data While Text Is Being Changed" (the "'273 Patent"). The '273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology field, the Company believes that its products do not infringe the '273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. The Company believes this claim has no merit, and intends to defend the action vigorously.

     On December 28, 2001, the Massachusetts Institute of Technology and Electronics For Imaging, Inc. sued the Company in the United States District Court for the Eastern District of Texas for patent infringement. The patent infringement claim was filed against more than 200 defendants. In their lawsuit, MIT and EFI allege that the Company is infringing United States Patent No. 4,500,919 entitled "Color Reproduction System" (the "'919 Patent"). MIT and EFI allege that the '919 Patent discloses a system for adjusting the colors of a scanned image on a television screen and outputting the modified image to a device. The Company has several products that permit a user to adjust the color of an image on a computer monitor. The Company has asserted that its products do not infringe the '919 Patent because its products do not contain all elements of the structure required by the claimed invention and because its products do not perform all of the steps required by the claimed method. Further, the Company believes there may be prior art that would render the '919 Patent invalid. The '919 Patent expired on May 6, 2002. Damages are sought in an unspecified amount. The Company filed an Answer and Counterclaim on June 28, 2002. The Company believes this claim has no merit, and intends to defend the action vigorously.

     On August 16, 2001, Horst Froessl sued the Company in the United States District Court for the Northern District of California for patent infringement. In his lawsuit, Froessl alleges that the Company is infringing United States Patent No. 4,553,261 entitled "Document and Data Handling and Retrieval System" (the "'261 Patent"). Froessl alleges that the '261 Patent discloses a system for receiving and optically scanning documents, converting selected segments of the digitalized scan data into machine code, and storing and retrieving the documents and the digitalized and converted segments. Although the Company has several products in the scanning technology field, the Company has asserted that its products do not infringe the '261 Patent because its products do not contain all elements of the structure required by the claimed invention and because its products do not perform all of the steps required by the claimed method. Further, the Company believes there may be prior art that would render the '261 Patent invalid. The '261 Patent expired on May 31, 2003. Damages are sought in an unspecified amount. The Company filed an Answer and Counterclaim on September 19, 2001. The Company believes this claim has no merit, and intends to defend the action vigorously.

     The Company believes that the final outcome of these matters will not have a significant adverse effect on its financial position and results of operations, and the Company believes it will not be required to expend a significant amount of resources defending such claims. However, should the Company not prevail in any such litigation, its operating results, financial position and cash flows could be adversely impacted.

   Guarantees

     The Company has entered into agreements to indemnify its directors and officers to the fullest extent authorized or permitted under applicable law. These agreements, among other things, provide for the indemnification of its directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by any such person in his or her capacity as a director or officer of the company, whether or not such person is acting or serving in any such capacity at the time any liability or expense is incurred for which indemnification can be provided under the agreements. The Company has a Director and Officer insurance policy in effect that reduces its exposure under these agreements and enables it to recover a portion of any future amounts paid. While the maximum potential amount of any future payments under these agreements is uncertain, as a result of its insurance coverage, the Company believes the estimated fair value of these agreements is minimal.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company currently includes indemnification provisions in the contracts it enters with its customers and business partners. Generally, these provisions require the Company to defend claims arising out of its products' infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct on its part. The indemnity obligations imposed by these provisions generally cover damages, costs and attorneys' fees arising out of such claims. In most, but not all, cases, the Company's total liability under such provisions is limited to either the value of the contract or a specified, agreed upon, amount. In some cases its total liability under such provisions is unlimited. In many, but not all, cases, the term of the indemnity provision is perpetual. Although these provisions are included in most of its contracts with customers and business partners, as noted above, the Company is currently defending only two parties pursuant to such provisions. Each of these two parties is a defendant in a case filed by the Massachusetts Institute of Technology and Electronics for Imaging, Inc. in the United States District Court for the Eastern District of Texas in December 2001. The case, which alleges patent infringement by certain ScanSoft products, is more fully described above. Although the Company believes this claim has no merit, the Company cannot predict the outcome of this case or the total additional indemnity costs it may produce, though it may be required to indemnify one or more defendants in addition to those it is already indemnifying, and additional indemnification obligations may arise in other litigations. While the maximum potential amount of future payments the Company could be required to make under all the indemnification provisions in its contracts with customers and business partners is unlimited, it believes that the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.

14.  EQUITY TRANSACTIONS

   Common Stock Warrants

     In connection with the March 31, 2003 acquisition of the certain intellectual property assets related to multimodal speech technology (Note 7), the Company issued a warrant, expiring October 31, 2005, for the purchase of 78,000 shares of common stock of the Company at an exercise price of $8.10 per share. The warrant was immediately exercisable and was valued at $0.1 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, a risk-free rate of 1.87%, an expected term of 2.5 years, no dividends and a stock price of $4.57 based on the Company's stock price at the time of issuance.

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

15.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in a single segment. The following table presents total revenue information by geographic area and principal product line (in thousands):

                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                      JUNE 30,                    JUNE 30,
                                ----------------------     ------------------------
                                  2003         2002          2003           2002
                                ---------    ---------     ---------      ---------
    North America.............  $  19,545    $  18,581     $  40,152      $  37,206
    Other foreign countries...      8,198        7,603        15,427         12,743
                                ---------    ---------     ---------      ---------
      Total...................  $  27,743    $  26,184     $  55,579      $  49,949
                                =========    =========     =========      =========


                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                     JUNE 30,                    JUNE 30,
                                ----------------------     ------------------------
                                  2003         2002          2003           2002
                                ---------    ---------     ---------      ---------
    Digital Capture.........    $  12,555     $  12,886    $  25,142      $  29,255
    Speech..................       15,188        13,298       30,437         20,694
                                ---------     ---------    ---------      ---------
      Total.................    $  27,743     $  26,184    $  55,579      $  49,949
                                =========     =========    =========      =========

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Revenue classification above is based on the country in which the sale originates or is invoiced. Revenue in other countries predominately relates to sales to customers in Asia and Europe. Intercompany sales are insignificant as products sold outside of the United States or Europe are sourced within Europe or the United States.

     A number of the Company's North American OEM customers distribute products throughout the world but because these customers do not provide the geographic dispersion of their product sales, the Company recorded the revenue in the North America category. However, based on an estimate that factors our OEM partners' geographical revenue mix to our revenue generated from these OEM partners, international revenue would have represented approximately 38% and 36% of our consolidated revenue for the three and six months June 30, 2003, respectively, and approximately 34% and 32% of our consolidated revenue for the three and six months June 30, 2002, respectively.

16.  SUBSEQUENT EVENT

     On August 11, 2003, the Company acquired all of the outstanding stock of SpeechWorks International, Inc. ("SpeechWorks"), a leading provider of software products and professional services that enable enterprises, carriers and government organizations to offer automated, speech-activated services over any telephone, in exchange for 0.860 of a share of ScanSoft common stock for each outstanding share of SpeechWorks stock. This transaction resulted in the issuance of approximately 32.5 million shares of ScanSoft common stock, representing approximately 33% of the outstanding common stock of ScanSoft after the completion of the acquisition. The purchase price of approximately $175.2 million, including estimated transaction costs of $4.5 million was determined based on the shares of ScanSoft common stock issued multiplied by $5.26 per share (the average closing price of ScanSoft common stock for a total of five days, immediately prior and subsequent to the announcement of the acquisition). Estimated transaction costs are subject to change due to additional direct, incremental costs which may be incurred as a result of integration activities. The acquisition of SpeechWorks does not result in a Change in Control. (Note
12).

     The acquisition of SpeechWorks enhances the ability of the combined company to promote its products and comprehensively address the needs of the system integrators in the United States telephony markets. The addition of SpeechWorks' professional services organization will enable the combined company to support major accounts, channel partners and telecommunications firms, as well as deliver complete solutions. In addition, the acquisition enhances the combined company's strengths in key vertical markets, including multiple deployments in travel/hospitality, financial services and government, thereby expanding the combined company's market share in these key markets and expertise in developing applications and solutions for these industries. These incremental intangible benefits, which are reflected in the purchase consideration, resulted in goodwill.

    The Company's results of operations for the three and six months ended June 30, 2003 reported on this Form 10-Q, do not include the effect of operations for SpeechWorks as the acquisition was completed on August 11, 2003, subsequent to quarter-end.

    As of the date of this report filed on Form 10-Q, the closing balance sheet as of August 11, 2003 was not available from SpeechWorks. Also, severance costs associated with restructuring actions resulting from the acquisition are anticipated. As a result, it is impractical to provide information with respect to the purchase price allocation as of the date of closing. It is anticipated that the majority of the purchase price of $175.2 million will be allocated to goodwill and other intangible assets.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements. These forward-looking statements include predictions regarding:

     --   OUR STRATEGY RELATING TO SPEECH AND LANGUAGE TECHNOLOGIES;

     -- OUR EXPECTATIONS REGARDING OUR ACQUISITION OF SPEECHWORKS AND OUR ACQUISITION OF CERTAIN ASSETS FROM PHILIPS;

     --   THE POTENTIAL OF FUTURE PRODUCT RELEASES;

     --   OUR PRODUCT DEVELOPMENT PLANS AND INVESTMENTS IN RESEARCH AND
          DEVELOPMENT;

     --   FUTURE ACQUISITIONS;

     --   INTERNATIONAL OPERATIONS AND LOCALIZED VERSIONS OF OUR PRODUCTS; AND

     --   LEGAL PROCEEDINGS AND LITIGATION MATTERS.

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

     On August 11, 2003, the Company acquired all of the outstanding stock of SpeechWorks International, Inc. ("SpeechWorks"), a leading provider of software products and professional services that enable enterprises, carriers and government organizations to offer automated, speech-activated services over any telephone, in exchange for 0.860 of a share of ScanSoft common stock for each outstanding share of SpeechWorks stock. This transaction resulted in the issuance of approximately 32.5 million shares of ScanSoft common stock, representing approximately 33% of the outstanding common stock of ScanSoft after the completion of the acquisition. The purchase price of approximately $175.2 million, including estimated transaction costs of $4.5 million was determined based on the shares of ScanSoft common stock issued multiplied by $5.26 per share (the average closing price of ScanSoft common stock for a total of five days, immediately prior and subsequent to the announcement of the acquisition). Estimated transaction costs are subject to change due to additional direct, incremental costs which may be incurred as a result of integration activities. The acquisition of SpeechWorks does not result in a Change in Control.

RESULTS OF OPERATIONS

    The following table presents, as a percentage of total revenue, certain selected financial data for the three and six months ended June 30, 2003 and 2002:


                                                           THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                             2003             2002             2003             2002
                                                           -------           -------          ------           ------

Total revenue ...........................................   100.0%           100.0%           100.0%           100.0%
  Cost and expenses:
     Cost of revenue ....................................    16.5%            17.6%            15.9%            17.5%
     Cost of revenue from amortization of
       intangible assets ................................     9.6%             7.5%             8.5%            11.0%
     Research and development ...........................    30.1%            27.0%            27.9%            28.1%
     Selling, general and administrative ................    50.0%            41.7%            48.8%            41.3%
     Amortization of other intangible assets ............     1.5%             1.0%             1.4%             2.4%
     Restructuring and other charges, net ...............     2.9%             0.0%             2.4%             2.1%
                                                            -----             ----            -----            -----
            Total costs and expenses ....................   110.6%            94.8%           104.9%           102.4%
                                                            -----             ----            -----            -----
Income (loss) from operations ...........................   (10.6)%            5.2%            (4.9)%           (2.4)%
                                                            -----             ----            -----            -----
Other income (expense), net .............................     1.4%             0.2%             0.7%            (0.0)%
                                                            -----             ----            -----            -----
Income (loss) before income taxes .......................    (9.2)%            5.4%            (4.2)%           (2.4)%
Provision for (benefit) from income taxes ...............     0.2%            (2.0)%            0.3%            (0.6)%
                                                            -----             ----            -----            -----
Net income (loss) .......................................    (9.4)%            7.4%            (4.5)%           (1.8)%
                                                            =====             ====            =====            =====

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

     Amortization of other intangible assets excludes amortization of acquired patents and core and completed technology, which is included in cost of revenue from amortization of intangible assets.

   Total Revenue

     Total revenue for the three months ended June 30, 2003 increased by $1.6 million or 6% from the comparable period in 2002. This growth in revenue was the result of increased revenue generated from speech and language products. Revenue from speech and language products was $15.2 million and $13.3 million for the three months ended June 30, 2003 and 2002, respectively. The increase of $1.9 million in speech revenue was primarily due to $4.0 million in incremental revenue from products associated with the Philips acquisition, an increase of $0.5 million resulting from greater market acceptance of Dragon Naturally Speaking (DNS) and the launch of DNS 7.0 during the first quarter of 2003, and $0.6 million of revenue related to other desktop dictation products for which we gained exclusive reseller rights in March 2003. This increase was partially offset by a decline in the overall Text-to-Speech (TTS) market, most notably in non-automotive embedded TTS. We expect to see continued downward pressure on revenues from non-automotive embedded TTS and network speech solutions in the third quarter of 2003. Revenue from ScanSoft's digital capture products was $12.6 million and $12.9 million for the three months ended June 30, 2003 and 2002, respectively. The net decrease of $0.3 million in revenue from our digital capture products was due primarily to an overall decrease in our Optical Character Recognition (OCR) product family, primarily OmniPage, offset by increased sales of our paper management products, specifically PaperPort 9.0 launched in March 2003.

    Total revenue for the six months ended June 30, 2003 increased by $5.6 million or 11% from the comparable period in 2002. The growth in revenue was the result of revenue generated from our speech and language products. Revenue from speech and language products was $30.4 million and $20.7 million for the six months ended June 30, 2003 and 2002, respectively. The increase of $9.7 million in speech revenue was primarily due to $5.8 million in incremental revenue from products associated with the Philips acquisition, an increase of $3.5 million in revenue resulting from greater market acceptance of Dragon Naturally Speaking and the launch of DNS 7.0 during the first quarter of 2003, and $0.6 million of revenue related to other desktop dictation products for which we gained exclusive reseller rights in March 2003. Revenue from our digital capture products was $25.1 million and $29.3 million for the six months ended June 30, 2003 and 2002, respectively. The net decrease of $4.2 million in revenue from our digital capture products from 2002 was due primarily to the recognition in the first quarter 2002 of revenue previously deferred associated with completed OEM services, and lower sales of our OmniPage product, offset by the launch of PaperPort 9.0 in March 2003.

    Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the three months ended June

30, 2003 was 70% North America and 30% international versus 71% and 29%, respectively for the comparable period in 2002. Revenue for the six months ended June 30, 2003 was 72% North America and 28% international, versus 75% North America and 25% international for the comparable period in 2002.

    A number of the Company's OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. We believe, if provided with this information, our geographical revenue classification would indicate a higher international percentage. Based on an estimate that factors our OEM partners' geographical revenue mix to our revenues generated from these OEM partners, revenue for the three months ended June 30, 2003 is approximately 62% North America and 38% international, compared to 66% and 34%, respectively, for the comparable period in 2002. Revenue for the six months ended June 30, 2003, based on this estimate, is approximately 64% North America and 36% international, compared to 68% North America and 32% international. The increase in our international revenue is driven primarily from Europe. The increase is the result of increased sales and marketing resources, the addition of resellers, the release of Dragon Naturally Speaking
7.0 and increased demand from OEMs for our RealSpeak product (text to speech).

     The following table presents the breakdown of our total revenue by distribution channel:


                         QUARTER ENDED      SIX MONTHS ENDED
                            JUNE 30,           JUNE 30,
                       ------------------------------------
                        2003      2002      2003      2002
                       -----      ----     -----     -----

           VAR/Retail    36%       44%       36%       42%
           Direct ...    29%       19%       29%       20%
           OEM ......    35%       37%       35%       38%
                        ---       ---       ---       ---
                        100%      100%      100%      100%
                        ===       ===       ===       ===

    The increase in our direct revenues and the corresponding decrease in our other sales channels, as a percentage of revenue, for the three and six months ended June 30, 2003 as compared to the same period 2002, was due to the launch of two of our flagship products, PaperPort 9.0 and Dragon Naturally Speaking 7.0, during the three month period ended March 31, 2003.

   Cost of Revenue

    Cost of revenue for the three months ended June 30, 2003 was $4.6 million or 16.5% of revenue, compared to $4.6 million or 17.6% of revenue in the comparable period of 2002. Cost of revenue for the six months ended June 30, 2003 was $8.9 million or 15.9% of revenue, compared to $8.7 million or 17.5% for the same period in 2002. The increase in cost of revenue in absolute dollars for the six months ended June 30, 2003 is directly attributable to the overall increase in revenue and increased technical support costs of $1.0 million primarily related to the creation of a customer service department in Europe, partially offset by a decline of $0.8 million in product costs primarily related to lower sales of non-automotive embedded TTS products. The decrease in cost of revenue as a percentage of total revenue was primarily due to an increase in higher-margin license revenue during the first half of 2003. Taking into consideration the recently completed acquisition of SpeechWorks, and specifically its higher percentage of professional services revenue, the Company anticipates cost of revenue as a percentage of revenue for the fiscal year ended December 2003 to increase by several percentage points over the June 30, 2003 year-to-date percentage.

   Cost of Revenue from Amortization of Intangible Assets

    Cost of revenue from amortization of intangible assets for the three months ended June 30, 2003 was $2.7 million or 9.6% of revenue, compared to $2.0 million or 7.5% for the comparable period in 2002. The increase in cost of revenue from amortization of intangible assets for the three months ended June 30, 2003 was due to $0.6 million of amortization related to an exclusive worldwide license to certain desktop dictation products and technologies acquired by the Company during the first quarter of 2003 and $0.1 million related to the Philips acquisition, which was completed on January 30, 2003. Cost of revenue from amortization of intangible assets for the six months ended June 30, 2003 was $4.7 million or 8.5% of revenue, compared to $5.5 million or 11.0% for the same period in 2002. The decrease in cost of revenue from amortization of intangible assets for the six months ended June 30, 2003 compared the comparable period in 2002 was due to $1.6 million of intangible assets that became fully amortized during fiscal year 2002, partially offset by amortization related to intangible assets acquired during the first quarter of 2003.

   Research and Development Expense

     Research and development expenses were $8.4 million or 30.1% of revenue for the three months ended June 30, 2003, compared to $7.1 million or 27.0% of revenue for the comparable period in 2002. Research and development costs for the six months ended June

30, 2003 were $15.5 million or 27.9% of revenue, compared to $14.1 million or 28.1% for the comparable period in 2002. The increase in research and development expenses for both the three and six months ended June 30, 2003 is the result of increased headcount and related costs associated with the Philips acquisition. Taking into consideration the recently completed acquisition of SpeechWorks, the Company expects research and development expenses as a percentage of revenue to increase initially, but to decline as a percentage of revenue over the remainder of the year as revenue from both the Philips and SpeechWorks products grow and research and development spending is held constant.

   Selling, General and Administrative Expense

     Selling, general and administrative expenses for the three months ended June 30, 2003 were $13.9 million or 50.0% of revenue, compared to $10.9 million or 41.7% of revenue for the same period in 2002. Selling, general and administrative expenses for the six months ended June 30, 2003 were $27.1 million or 48.8% of revenue, compared to $20.6 million or 41.3% for the six months ended June 30, 2002. The increase in selling, general and administrative expense in absolute dollars for the three and six months ended June 30, 2003 was primarily the result of increased compensation costs of approximately $1.5 million and $3.0 million, respectively, resulting from the addition of 29 sales and marketing employees and 12 general and administrative employees primarily due to the Philips acquisition. The remaining increase in selling, general and administrative expenses for the three and six months ended June 30, 2003, is due primarily to increased channel marketing expenses of $0.2 million and $0.9 million, respectively, increased professional fees of approximately $0.2 million and $0.7 million, respectively, and transition expenses associated with the Philips integration. Taking into consideration the recently completed acquisition of SpeechWorks, the Company expects selling, general and administrative expenses as a percentage of revenue for the second half of the fiscal year to decline for the second half of the fiscal year.

   Amortization of Other Intangible Assets

    Amortization of intangible assets for the three months ended June 30, 2003 was $0.4 million compared to $0.3 million for the comparable period in 2002. Amortization of intangible assets for the six months ended June 30, 2003 was $0.8 million compared to $1.2 million for the comparable period in 2002. The decrease in this amortization expense for the six months ended is due to $0.6 million of intangible assets that became fully amortized during fiscal year 2002. This reduction was partially offset by $0.3 million of amortization related to the Philips acquisition.

   Restructuring and Other Charges

     During the three month period ended June 30, 2003, the Company committed to a plan to transfer certain research and development activities currently located at the corporate headquarters to Budapest resulting in the elimination of 21 employees. The Company recorded a restructuring charge in the amount of $0.4 million for severance payments to these employees. In addition, the Company recorded a charge in the amount of $0.4 million for severance payments to a former member of the senior management team.

    In connection with the Philips acquisition, we eliminated 25 ScanSoft personnel across all functional areas resulting in approximately $0.5 million in severance related restructuring costs in the three month period ended March 31, 2003.

    In January 2002, the Company announced and in March 2002 completed a restructuring plan to consolidate facilities, worldwide sales organizations, research and development teams and other personnel following the December 12, 2001 L&H acquisition. As a result, the Company exited facilities in both North America and Europe, eliminating 21 employee positions including 12 in research and development and 9 in selling, general and administrative functions. In the first quarter of 2002, the Company recorded a restructuring charge in the amount of $0.6 million for severance payments to these employees, and a restructuring charge of $0.4 million for certain termination fees to be incurred as a result of exiting the facilities, including the write-off of previously recorded assembled workforce of $0.1 million.

    For the six months ended June 30, 2003, the Company paid a total of $0.6 million in severance payments, of which $0.5 million relates to the March 2002 restructuring and $0.1 million relates to severance paid to the former Caere President and CEO, pursuant to a 2000 restructuring charge.

    At June 30, 2003, the remaining restructuring accrual from the current and prior restructuring activities amounted to $1.4 million. The balance is comprised of $0.2 million of lease exit costs and $1.2 million of employee-related severance costs, of which $0.3 million are for severance to the former Caere President and CEO, $0.2 million are for severance costs related to the 2003 Philips related restructuring actions and $0.7 million are for severance costs related to actions taken during the quarter ended June 30, 2003.

The lease exit costs and severance due to the former Caere President and CEO will be paid through January 2004 and March 2005, respectively. Severance costs related to the 2003 Philips related restructuring actions will be paid through December 31, 2003. Severance costs related to restructuring actions undertaken during the three month period ended June 30, 2003 will be paid through March 2009.

   Income (Loss) from Operations

     As a result of the above factors, loss from operations was $(3.0) million for the three months ended June 30, 2003 or (10.6)% of revenue, compared to income of $1.4 million or 5.2% of revenue for the comparable period in 2002. Loss from operations was $(2.8) million for the six months ended June 30, 2003 or (4.9)% of revenue, compared to $(1.3) million or (2.4)% of revenue for the comparable period in 2002.

   Other Income (Expense), Net

    Other income (expense), net consists primarily of interest earned on cash and cash equivalents, offset by interest incurred for borrowings under notes payable, and foreign currency exchange gains and losses. Other income (expense), net was $388,000 for the three months ended June 30, 2003, compared to $65,000 for the same period in 2002. Other income (expense), net was $410,000 for the six months ended June 30, 2003 compared to ($10,000) for the same period in 2002. The change in other income (expense), net for both the three and six months ended June 30, 2003 from the comparable periods of 2002 is the result of higher foreign currency gains, offset by higher interest expense.

   Income (Loss) Before Income Taxes

     Income (loss) before income taxes was $(2.6) million for the three months ended June 30, 2003 or (9.2)% of revenue, compared to $1.4 million or 5.4% of revenue for the comparable period in 2002. Loss before income taxes was $(2.4) million for the six months ended June 30, 2003 or (4.2)% of revenue, compared with a loss of ($1.3) million or (2.4%) of revenue for the comparable period in 2002.

   Income Taxes

    The provision for income taxes was $67,000 for the three months ended June 30, 2003 and consists of federal alternative minimum, state and foreign withholding taxes. The benefit from income taxes of ($534,000) for the three months ended June 30, 2002 consisted of foreign and state tax provisions of $123,000 and $243,000, respectively, for which no operating loss carryforwards were available to offset the related taxable income, offset by a federal tax benefit of ($900,000) related to a refund of taxes paid by Caere Corporation prior to its acquisition by the Company.

     The provision for income taxes was $162,000 for the six months ended June 30, 2003 and consisted of federal alternative minimum, state and foreign withholding taxes.

    The (benefit) from income taxes of ($328,000) for the six months ended June 30, 2002 consisted of foreign and state tax provisions of $171,000 and $401,000, respectively, offset by the federal tax benefit of ($900,000).

   Net Income (Loss)

     As a result of all these factors, net loss totaled $(2.6) million or (9.4)% of revenue for the three months ended June 30, 2003, compared to $2.0 million or 7.4% of revenue for the comparable period in 2002. Net loss totaled $(2.6) million or (4.5)% of revenue for the six months ended June 30, 2003, compared with a net loss of ($0.9) million or (1.8)% of revenue for the comparable period in 2002

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, we had cash and cash equivalents of $17.0 million and net working capital of $5.4 million as compared to $18.9 million in cash and cash equivalents and net working capital of $16.8 million at December 31, 2002.

     Net cash provided by operating activities for the six months ended June 30, 2003 was $6.4 million compared to $1.9 million for the comparable period in 2002. Cash provided by operations in the 2003 period came primarily from income from operations, after adjustments for non-cash amortization and depreciation, a significant reduction in accounts receivable balances resulting from collections, and lower inventory balances partially offset by payments of accrued expenses, including those assumed in the Philips acquisition, and an increase in other current assets. The increase in accounts receivable allowances at June 30, 2003 as compared to December 31, 2002 is attributable to increased shipments of our products to distributors in connection with our release of two new products, Dragon Naturally Speaking 7.0 and PaperPort 9.0 during the three-month period ended March 31, 2003. Historically, we have not incurred any significant losses on our accounts receivable balances.

     Net cash used in investing activities for the six months ended June 30, 2003 was $11.5 million compared to $4.2 million for the comparable period in 2002. Net cash used in investing activities during the 2003 period consisted of $1.0 million in capital expenditures, which included costs to build-out facilities in both North America and Europe, $4.3 million of payments associated with acquisitions and $6.1 million of payments associated with an exclusive licensing agreement. Net cash used in investing activities during 2002 consisted of $1.8 million in capital expenditures to build-out facilities in both North America and Europe, $0.5 million associated with acquisitions, and $1.9 million related to the payment of acquisition-related liabilities.

     Net cash provided by financing activities for the six months ended June 30, 2003 was $3.8 million compared to $6.3 million for the comparable period in 2002. Net cash provided by financing activities during the six months ended June 30, 2003 consisted of proceeds of $1.2 million from the issuance of common stock in connection with employee stock compensation plans and net proceeds of $6.8 million, excluding offering costs of $1.3 million paid in the prior year, from the underwritten offering of our common stock. This was offset by a $0.8 million payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement, and the payment of the $3.3 million note payable related to the acquisition of Lernout & Hauspie assets during 2001. Net cash provided by financing activities during 2002 consisted of net proceeds of $5.7 million from the private placement of our common stock and $2.3 million from the exercise of stock options, offset by a $0.2 million payment on our capital lease obligation, a $0.1 million principal payment on a note payable that was issued in connection with the acquisition of the L&H assets and a $1.4 million payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement.

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

     The following table outlines our contractual payment obligations as of June 30, 2003:

                                                                                           Payments Due by Period
                                                                            ----------------------------------------------------
                                                                                                                          More
                                                                                       Less than      1-3         3-5     than 5
                        Contractual Obligations                              Total       1 year      years       years    years
--------------------------------------------------------------------------  -------    ---------   ---------   ---------  ------
                                                                                                 (in thousands)

Convertible debenture ....................................................  $27,524        --        $27,524       --      $--
Deferred payment associated with Philips acquisition, including imputed
interest .................................................................    1,124       1,124         --         --       --
Euro denominated note (5 million) associated with Philips acquisition ....    5,752       5,752         --         --       --
Deferred payments for technology license .................................    5,139       2,617        2,522       --       --
Operating leases .........................................................    7,306       2,050        4,310        946     --
Caere acquisition related costs ..........................................    1,256       1,256         --         --       --
Imputed interest .........................................................      488         210          278       --       --
                                                                            -------     -------      -------    -------    ----
Total contractual cash obligations .......................................  $48,589     $13,009      $34,634    $   946    $--
                                                                            =======     =======      =======    =======    ====

     Through June 30, 2003, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

     Historically and through December 31, 2001 we sustained recurring losses from operations in each reporting period. We reported net income (loss) of approximately $6.3 million for 2002 and $(2.6) million for the six months ended June 30, 2003, and have an accumulated deficit of $149.5 million at June 30, 2003. We believe that we have the ability to maintain operating expenses at levels commensurate with revenues to maintain positive cash flows from operations. We also believe that our existing working capital, including the cash received in connection with the SpeechWorks acquisition, cash flows from future operations and available borrowings under our line of credit facility, as amended, will be sufficient to meet our operating, investing and financing needs, for at least the next twelve months, including the integration and debt obligations incurred in connection with the Philips acquisition, the recently completed acquisition of SpeechWorks and the planned repurchase of up to $25 million of our common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of SFAS No. 150 will have a material impact on our current financial position and results of operations.

    In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect that the adoption of SFAS No. 149 will have a material impact on our current financial position and results of operations.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     ScanSoft operates in an intensely competitive environment and operations are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to (1) the loss of, or a significant curtailment of, purchases by any one or more principal customers; (2) the cyclical nature of the retail software industry; (3) the inability to protect ScanSoft's proprietary technology and intellectual property; (4) the inability to attract or retain skilled employees; (5) technological obsolescence of current products and the inability to develop new products; (6) the inability to respond to competitive technology and competitive pricing pressures; and (7) the ability to sustain product revenues upon the introduction of new products. Our quarterly operating results may fluctuate and differ materially from one quarter to the next, which could have an impact on our stock price.

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

     OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY. IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE SIGNIFICANTLY. Our revenue and operating results have fluctuated in the past and may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that may cause fluctuations in our operating results include the following:

     -- SLOWING SALES BY OUR DISTRIBUTION AND FULFILLMENT PARTNERS TO THEIR CUSTOMERS, WHICH MAY PLACE PRESSURE ON THESE PARTNERS TO REDUCE PURCHASES OF OUR PRODUCTS;

     --   VOLUME, TIMING AND FULFILLMENT OF CUSTOMER ORDERS;

     -- CUSTOMERS DELAYING THEIR PURCHASE DECISIONS IN ANTICIPATION OF NEW VERSIONS OF PRODUCTS;

     -- CUSTOMERS DELAYING, CANCELING OR LIMITING THEIR PURCHASES AS RESULT OF THE THREAT OR RESULTS OF TERRORISM OR MILITARY ACTIONS TAKEN BY THE UNITED STATES OR ITS ALLIES;

     --   INTRODUCTION OF NEW PRODUCTS BY US OR OUR COMPETITORS;

     --   SEASONALITY;

     -- REDUCTION IN THE PRICES OF OUR PRODUCTS IN RESPONSE TO COMPETITION OR MARKET CONDITIONS;

     --   RETURNS AND ALLOWANCE CHARGES IN EXCESS OF RECORDED AMOUNTS;

     --   TIMING OF SIGNIFICANT MARKETING AND SALES PROMOTIONS;

     -- INCREASED EXPENDITURES INCURRED PURSUING NEW PRODUCT OR MARKET OPPORTUNITIES;

     -- INABILITY TO ADJUST OUR OPERATING EXPENSES TO COMPENSATE FOR SHORTFALLS IN REVENUE AGAINST FORECAST;

     --   DEMAND FOR PRODUCTS; AND

     --   GENERAL ECONOMIC TRENDS AS THEY AFFECT RETAIL AND CORPORATE SALES.

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

     WE HAVE A HISTORY OF LOSSES. WE MAY INCUR LOSSES IN THE FUTURE. We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported a net loss of $(2.6) million and net income of $0.1 million in the quarters ended June 30, 2003 and March 31, 2003 and net income of $6.3 million for the fiscal year ended December 31, 2002, respectively. If we are unable to regain profitability, the market price for our stock may decline, perhaps substantially.

     OUR BUSINESS COULD BE HARMED IF WE DO NOT SUCCESSFULLY MANAGE THE INTEGRATION OF THE BUSINESSES THAT WE ACQUIRE, INCLUDING OUR RECENTLY COMPLETED ACQUISITION OF SPEECHWORKS. As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. Our recent acquisitions of the speech and language technology operations of Lernout & Hauspie Speech Products N.V. and certain of its affiliates, including L&H Holdings USA, Inc. (collectively, L&H) and the Speech Processing Telephony and Voice Control business units from Philips required substantial integration and management efforts. Our recently completed acquisition of SpeechWorks International, Inc., will pose similar, and potentially greater, challenges. Acquisitions of this nature involve a number of risks, including:

     -- DIFFICULTY IN TRANSITIONING AND INTEGRATING THE OPERATIONS AND PERSONNEL OF THE ACQUIRED BUSINESSES;

     -- POTENTIAL DISRUPTION OF OUR ONGOING BUSINESS AND DISTRACTION OF MANAGEMENT;

     -- POTENTIAL DIFFICULTY IN SUCCESSFULLY IMPLEMENTING, UPGRADING AND DEPLOYING IN A TIMELY AND EFFECTIVE MANNER NEW OPERATIONAL INFORMATION SYSTEMS AND UPGRADES OF OUR FINANCE, ACCOUNTING AND PRODUCT DISTRIBUTION SYSTEMS;

     -- DIFFICULTY IN INCORPORATING ACQUIRED TECHNOLOGY AND RIGHTS INTO OUR PRODUCTS AND TECHNOLOGY;

     -- UNANTICIPATED EXPENSES AND DELAYS IN COMPLETING ACQUIRED DEVELOPMENT PROJECTS AND TECHNOLOGY INTEGRATION;

     -- MANAGEMENT OF GEOGRAPHICALLY REMOTE UNITS BOTH IN THE UNITED STATES AND INTERNATIONALLY;

     --   IMPAIRMENT OF RELATIONSHIPS WITH PARTNERS AND CUSTOMERS;

     -- ENTERING MARKETS OR TYPES OF BUSINESSES IN WHICH WE HAVE LIMITED EXPERIENCE; AND

     --   POTENTIAL LOSS OF KEY EMPLOYEES OF THE ACQUIRED COMPANY.

     As a result of these and other risks, we may not realize anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business. The size of the SpeechWorks acquisition significantly increases both the scope and consequences of our integration risks.

     OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED AS A RESULT OF PURCHASE ACCOUNTING TREATMENT, AND THE CORRESPONDING IMPACT OF AMORTIZATION OF OTHER INTANGIBLES RELATING TO OUR RECENTLY COMPELTED ACQUISITION OF SPEECHWORKS, IF THE RESULTS OF THE COMBINED COMPANY DO NOT OFFSET THESE ADDITIONAL EXPENSES.

    Under accounting principles generally accepted in the United States of America, ScanSoft will account for the acquisition of SpeechWorks using the purchase method of accounting. Under purchase accounting, ScanSoft will record the market value of its common stock issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring SpeechWorks. ScanSoft will allocate that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names, and acquired customer relationships and assumed above-market lease liabilities based on their respective fair values. Intangible assets generally will be amortized over a four to ten year period. The amount of purchase price allocated to goodwill will be approximately $113.5 million and the amount allocated to identifiable intangible assets will be approximately $13.9 million. Goodwill is not subject to amortization but is subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. If other identifiable intangible assets were amortized in equal quarterly amounts over a six-year period following completion of the acquisition of SpeechWorks, the accounting charge attributable to these items would be approximately $0.6 million per quarter and $2.3 million per fiscal year. As a result, purchase accounting treatment of the acquisition could decrease net income for ScanSoft in the foreseeable future, which could have a material and adverse effect on the market value of ScanSoft common stock.

   THE COMBINED COMPANY WILL BE MANAGED BY A MANAGEMENT TEAM CONSISTING OF CURRENT SCANSOFT AND SPEECHWORKS EXECUTIVES, AND THIS MANAGEMENT TEAM MAY UNDERTAKE A STRATEGY AND BUSINESS DIRECTION WHICH IS DIFFERENT FROM THAT WHICH WOULD BE UNDERTAKEN BY SCANSOFT'S CURRENT MANAGEMENT TEAM.

    The new management team of the combined company will consist of certain current ScanSoft and SpeechWorks executives. The manner in which the new management team conducts the business of the combined company, and the direction in which the new management team moves the business, may differ from the manner and direction in which the current management of either ScanSoft or SpeechWorks would direct the combined or separate companies on a stand-alone basis. Such control by the new management team, together with the effects of future market factors and conditions, could ultimately evolve into an integration and business strategy that, when implemented, differs from the strategy and business direction currently recommended by ScanSoft's or SpeechWorks' current respective management and board of directors. The new management team, and any change in business or direction, may not improve, and could adversely impact, the combined company's financial condition and results of operations.

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

     OEM revenue represented 34% and 35% of our consolidated revenue for the year ended December 31, 2002 and for the six months ended June 30, 2003, respectively. A select few of our OEM partners account for a majority of our OEM revenues. Our partners are not required to continue to bundle or embed our software, and they may choose the software products of our competitors in addition to, or in place of, our products. A significant reduction in OEM revenue would seriously harm our business, results of operations, financial condition and our stock price.

     SPEECH TECHNOLOGIES MAY NOT ACHIEVE WIDESPREAD ACCEPTANCE BY BUSINESSES, WHICH COULD LIMIT OUR ABILITY TO GROW OUR SPEECH BUSINESS. The market for speech technologies is relatively new and rapidly evolving. Our ability to increase revenue in the future depends in large measure on acceptance by both our customers and the end users of speech technologies in general and our products in particular. The continued development of the market for our current and future speech solutions will also depend on the following factors:

     --   WIDESPREAD DEPLOYMENT AND ACCEPTANCE OF SPEECH TECHNOLOGIES;

     --   CONSUMER DEMAND FOR SPEECH-ENABLED APPLICATIONS;

     -- DEVELOPMENT BY THIRD-PARTY VENDORS OF APPLICATIONS USING SPEECH TECHNOLOGIES; AND

     --   CONTINUOUS IMPROVEMENT IN SPEECH TECHNOLOGY.

     Sales of our speech products would be harmed if the market for speech software does not continue to develop or develops more slowly than we expect, and, consequently, our business could be harmed.

     WE HAVE GROWN AND MAY CONTINUE TO GROW, THROUGH ACQUISITIONS, WHICH MAY RESULT IN SIGNIFICANT INTANGIBLE ASSETS, DILUTION OF OUR EXISTING STOCKHOLDERS, USE OF CASH AND OTHER RISKS. We have made several significant acquisitions over the last two years, have recently completed the purchase of certain businesses and intellectual property from Philips and completed the acquisition of SpeechWorks on August 11, 2003, and may acquire additional complementary assets, technologies or businesses in the future. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of intangible assets that will be amortized or subject to impairment analyses in future years, and our future results will be adversely affected if we do not achieve benefits from these acquisitions commensurate with amortization and potential impairment charges. For example, our acquisition of Caere Corporation included a substantial write-off of acquired in-process research and development costs, and this also may occur as a result of other acquisitions.

     In connection with the Caere and the L&H acquisitions, we issued 19.0 million and 7.4 million shares of our common stock, respectively, and in connection with the SpeechWorks acquisition, we issued 32.5 million shares of our common stock. We may continue to issue equity securities for future acquisitions and working capital purposes that could dilute our existing stockholders. In connection with the L&H acquisition, we issued a promissory note for $3.5 million. Under the terms of the Philips acquisition, we paid 3.1 million euros in cash at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended, and agreed to pay an additional 1.0 million euros in cash prior to December 31, 2003, issued a 5.0 million euro note due December 31, 2003 and bearing 5.0% interest per annum and issued a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of our common stock at $6.00 per share. Future acquisitions may also require us to expend significant funds or incur debt. If we expend funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decrease.

     SALES OF OUR DOCUMENT AND PDF CONVERSION PRODUCTS AND OUR DIGITAL PAPER MANAGEMENT PRODUCTS REPRESENTED APPROXIMATELY 51% AND 42%, RESPECTIVELY, OF OUR REVENUE FOR THE YEAR ENDED DECEMBER 31, 2002 AND FOR THE SIX MONTHS ENDED JUNE 30, 2003. ANY REDUCTION IN REVENUE FROM THESE PRODUCT AREAS COULD SERIOUSLY HARM OUR BUSINESS. Historically, a few product areas have generated a substantial portion of our revenues. For the year ended December 31, 2002, our document and PDF conversion products represented approximately 39% of our revenue and our digital paper management products represented approximately 12% of our revenue. For the six months ended June 30, 2003, our document and PDF conversion products represented approximately 25% of our revenue, and our digital paper management products represented approximately 17% of our revenue. A significant reduction in the revenue contribution from these product areas could seriously harm our business, results of operations, financial condition, cash flows and stock price.

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

     On August 11, 2003, we acquired all of the outstanding stock of SpeechWorks International, Inc. ("SpeechWorks"), a leading provider of software products and professional services that enable enterprises, carriers and government organizations to offer automated, speech-activated services over any telephone, in exchange for 0.860 of a share of our common stock for each outstanding share of SpeechWorks stock. On July 15, 2003, Elliott Davis filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Davis alleges that SpeechWorks is infringing United States Patent No. 4,802,231 entitled "Pattern Recognition Error Reduction System" (the "`231 Patent"). The '231 Patent generally discloses techniques for a pattern recognition system and method wherein errors are reduced by creating independent error templates which correspond to patterns which tend to be erroneously matched and linked error templates which are linked to specified reference templates which are stored for comparison. Although SpeechWorks has several products in the speech recognition technology field, we believe that the products do not infringe the '231

Patent because SpeechWorks does not use the claimed techniques. We are evaluating our response to the Complaint, which we plan to file on or before August 25, 2003.

     On November 27, 2002, AllVoice Computing plc filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, AllVoice alleges that we are infringing United States Patent No. 5,799,273 entitled "Automated Proofreading Using Interface Linking Recognized Words to Their Audio Data While Text Is Being Changed" (the "'273 Patent"). The '273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although we have several products in the speech recognition technology field, we believe that these products do not infringe the '273 Patent because, in addition to other defenses, our products do not use the claimed techniques. We filed an Answer on December 23, 2002. We believe this claim has no merit, and we intend to defend the action vigorously.

     On December 28, 2001, we were sued for patent infringement initiated by the Massachusetts Institute of Technology and Electronics For Imaging, Inc. We were one of more than 200 defendants named in this suit. Damages are sought in an unspecified amount. We filed an Answer and Counterclaim on June 28, 2002. We believe this claim has no merit, and we intend to defend the action vigorously.

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

     WE RELY ON A SMALL NUMBER OF DISTRIBUTION AND FULFILLMENT PARTNERS, INCLUDING 1450, DIGITAL RIVER, INGRAM MICRO AND TECH DATA, TO DISTRIBUTE MANY OF OUR PRODUCTS. ANY DISRUPTION IN THESE CHANNELS COULD HARM OUR RESULTS OF OPERATIONS. Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River, Ingram Micro and Tech Data to serve this network of channel partners. For the year ended December 31, 2002, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 25% and 17% of our consolidated revenue, respectively. During the six-month period ended June 30, 2003, Ingram Micro and Digital River accounted for 22% and 15% of our consolidated revenue, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our results of operations in the short term. Any disruption for which we are unable to compensate could have a more sustained impact on our results of operations.

     A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE IS CONCENTRATED AMONG OUR THREE LARGEST DISTRIBUTION AND FULFILLMENT PARTNERS, INGRAM MICRO, INC., TECH DATA CORPORATION, AND DIGITAL RIVER, INC. Our products are sold through, and a substantial portion of our accounts receivable is derived from, three distribution and fulfillment partners. At June 30, 2003, Ingram Micro, Tech Data and Digital River represented 10%, 3% and 8% of our net accounts receivable, respectively. At December 31, 2002, Ingram Micro, Tech Data and Digital River represented 16%, 11% and 9%, of our net accounts receivable, respectively. In addition, although we perform ongoing credit evaluations of our distribution and fulfillment partners' financial condition and maintain reserves for potential credit losses, we do not require collateral. While, to date, such losses have been within our expectations, we cannot assure you that these actions will be sufficient to meet future contingencies. If any of these distribution and fulfillment partners were unable to pay us in a timely fashion or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

     A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM SALES IN EUROPE AND ASIA. OUR RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH THESE AND OTHER INTERNATIONAL REGIONS. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. Reported international revenue for the year ended December 31, 2002 and June 30, 2003, represented 27% and 28% of our consolidated revenue for those periods, respectively. Most of these international revenues are produced by sales in Europe and Asia. A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. However, based on an estimate that factors our OEM partners' geographical revenue mix to our revenue generated from these OEM partners, international revenue would have represented approximately 33% and 36% of our consolidated revenue for the year ended December 31, 2002 and June 30, 2003, respectively.

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

     In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our digital capture research and development is conducted in Hungary. In addition, in connection with the Philips acquisition, we have added an additional research and development location in Germany. Our future results could be harmed by a variety of factors associated with international sales and operations, including:

     -- CHANGES IN A SPECIFIC COUNTRY'S OR REGION'S POLITICAL OR ECONOMIC CONDITIONS;

     -- TRADE PROTECTION MEASURES AND IMPORT OR EXPORT LICENSING REQUIREMENTS IMPOSED BY THE UNITED STATES OR BY OTHER COUNTRIES;

     --   NEGATIVE CONSEQUENCES FROM CHANGES IN APPLICABLE TAX LAWS;

     -- DIFFICULTIES IN STAFFING AND MANAGING OPERATIONS IN MULTIPLE LOCATIONS IN MANY COUNTRIES;

     -- DIFFICULTIES IN COLLECTING TRADE ACCOUNTS RECEIVABLE IN OTHER COUNTRIES; AND

     --   LESS EFFECTIVE PROTECTION OF INTELLECTUAL PROPERTY.

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

     THE STOCKHOLDINGS OF OUR TWO LARGEST STOCKHOLDERS MAY ENABLE THEM TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL. As of June 30, 2003, Xerox beneficially owned approximately 22.7% of our outstanding common stock, including warrants exercisable for up to 525,732 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. The number of shares of common stock issuable upon exercise of the Xerox warrant may increase in accordance with a formula defined in the warrant agreement. The State of Wisconsin Investment Board (SWIB) is our second largest stockholder, owning approximately 16.1% of our common stock as of June 30, 2003. Because of their large holdings of our capital stock relative to other stockholders, Xerox and SWIB, acting individually or together, could have a strong influence over matters requiring approval by our stockholders.

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

     WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS, WHICH COULD DISCOURAGE OR PREVENT A TAKEOVER, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS. Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

     --   A PREFERRED SHARES RIGHTS AGREEMENT;

     --   AUTHORIZED "BLANK CHECK" PREFERRED STOCK;

     --   PROHIBITING CUMULATIVE VOTING IN THE ELECTION OF DIRECTORS;

     -- LIMITING THE ABILITY OF STOCKHOLDERS TO CALL SPECIAL MEETINGS OF STOCKHOLDERS;

     -- REQUIRING ALL STOCKHOLDER ACTIONS TO BE TAKEN AT MEETINGS OF OUR STOCKHOLDERS; AND

     -- ESTABLISHING ADVANCE NOTICE REQUIREMENTS FOR NOMINATIONS OF DIRECTORS AND FOR STOCKHOLDER PROPOSALS.

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

     In January 2003, the Company entered into a forward exchange contract to hedge the foreign currency exposure of its 5.0 million euro note payable to Philips. A forward exchange contract to exchange a total of $5.3 million for 5.0 million Euros with a weighted-average settlement price of 1.0636 Euro/USD, with an original term of 11 months, was outstanding at June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange
Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2003, the Company held its Annual Meeting of Stockholders. At such meeting the following actions were voted upon:

(a) To elect a Board of five (5) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified:

                  DIRECTOR                     VOTES FOR             WITHHELD
                  --------                     ---------             --------
               Paul A. Ricci                  49,685,448           11,938,967
               Mark B. Myers                  60,099,621            1,524,794
               Katharine A. Martin            49,128,564           12,495,851
               Robert G. Teresi               48,826,268           12,798,147
               Robert J. Frankenberg          60,725,186              899,229

(b) To ratify the appointment to PricewaterhouseCoopers LLP as the independent public accountants for the period ending December 31, 2003.

             VOTES FOR       VOTES AGAINST     ABSTAINED      BROKER NON-VOTES
             ---------       -------------     ---------      ----------------
             49,083,844       12,419,326         121,245              0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

(b)  Reports on Form 8-K

     On May 6, 2003, ScanSoft furnished a current report on Form 8-K under Item 12 regarding the announcement of its financial results for the quarter ended March 31, 2003 and included a copy of the press release under Item 7.

     On June 20, 2003, ScanSoft filed an amendment to Form 8-K, filed on February 14, 2003, to report under Item 2 the acquisition of the Philips's Speech Processing Telephony and Voice Control businesses, and to include under
Item 7 audited and pro forma financial information with respect to such acquired businesses, as required by Rule 3-05 and Article 11 of Regulation S-X, respectively.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on August 14, 2003.

                                        SCANSOFT, INC.


                                        By:   /s/ Gerald C. Kent, Jr.
                                              --------------------------------
                                              Gerald C. Kent, Jr.
                                              Vice President, Chief Accounting
                                              Officer and Controller

                                     EXHIBIT
                                      INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

2.1(1) Agreement and Plan of Reorganization, dated as of April 23, 2003, by and among the Registrant, Spiderman Acquisition Corporation and SpeechWorks International, Inc.

3.1(2)            Amended and Restated Certificate of Incorporation of the
                  Registrant.

3.2(3)            Amended and Restated Bylaws of the Registrant.

10.1(4)**         Employment Agreement, dated April 23, 2003, between the
                  Registrant and Stuart R. Patterson.

10.2(3)**         Amendment No. 1, dated April 28, 2003, to Employment
                  Agreement, dated August 21, 2000, by and between the Registrant and Michael K. Tivnan.

10.3(3) Loan and Security Agreement, dated as of October 31, 2002, as amended on May 7, 2003, between the Registrant and Silicon Valley Bank.

10.4 Loan Modification Agreement, effective as of June 30, 2003, between the Registrant and Silicon Valley Bank.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1              Certification Pursuant to 18 U.S.C. Section 1350.

----------

**   Denotes Management compensatory plan or arrangement.

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (No. 33-106184) filed with the Commission on June 17, 2003.

(2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the Commission on May 11, 2001.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, filed with the Commission on May 15, 2003.

(4) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement on Form S-4 (No. 33-106184) filed with the Commission on July 1, 2003.