Form 10-Q
period 2003-09-30
SCANSOFT INC
filed 2003-11-14
CIK 1002517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

99,610,689 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of October 31, 2003.

                                 SCANSOFT, INC.

                                    FORM 10-Q
                               SEPTEMBER 30, 2003
                                      INDEX

                                                                            PAGE
                                                                            ----

             PART I: FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)
             a) Consolidated Balance Sheets at September 30, 2003 and
                December 31, 2002                                             3
             b) Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and
                September 30, 2002                                            4
             c) Consolidated Statements of Cash Flows for the nine months
                ended September 30, 2003 and September 30, 2002               5
             d) Notes to Consolidated Financial Statements                    6
Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           22
Item 3.      Quantitative and Qualitative Disclosures about Market Risk      39
Item 4.      Controls and Procedures                                         39

             PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                               40
Item 4.      Submission of Matters to a Vote of Security Holders             40
Item 6.      Exhibits and Reports on Form 8-K                                40
Signatures                                                                   41
Exhibit Index                                                                42

                                 SCANSOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                   2003            2002
                                                                              -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents .............................................       $  47,485        $  18,853
  Marketable securities .................................................             553               --
  Accounts receivable, less allowances of $6,887 and $5,903, respectively          30,216           15,650
  Receivables from related party ........................................           1,630            1,518
  Inventory .............................................................             619            1,241
  Prepaid expenses and other current assets .............................           6,523            3,167
                                                                                ---------        ---------
     Total current assets ...............................................          87,026           40,429
Goodwill ................................................................         225,080           63,059
Other intangible assets, net ............................................          55,227           33,823
Property and equipment, net .............................................           6,028            2,846
Other assets ............................................................           2,980            3,533
                                                                                ---------        ---------
     Total assets .......................................................       $ 376,341        $ 143,690
                                                                                =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................................       $   5,862        $   7,085
  Accrued compensation ..................................................           7,624            2,122
  Accrued other expenses ................................................          15,019            7,651
  Deferred revenue ......................................................           8,283            1,790
  Notes payable .........................................................           6,746            3,273
  Deferred payment obligation for business acquisition ..................           1,150               --
  Deferred payment obligation for technology license ....................           2,617               --
  Other current liabilities .............................................           3,350            1,666
                                                                                ---------        ---------
     Total current liabilities ..........................................          50,651           23,587
Deferred revenue ........................................................             359              244
Long-term notes payable .................................................          28,085               --
Deferred tax liabilities ................................................           1,441               --
Other liabilities .......................................................           7,293              481
                                                                                ---------        ---------
     Total liabilities ..................................................          87,829           24,312
                                                                                ---------        ---------
Commitments and contingencies (Notes 6, 7 and 17) Stockholders' equity:
  Preferred stock, $0.001 par value; 40,000,000 shares authorized;
    3,562,238 shares issued and outstanding
    (liquidation preference $4,631) .....................................           4,631            4,631
  Common stock, $0.001 par value; 140,000,000 shares authorized;
    101,708,053 and 65,540,154 shares issued and 99,176,975 and
    63,422,776 shares outstanding, respectively .........................             102               66
  Additional paid-in capital ............................................         449,846          269,858
  Treasury stock, at cost (2,531,078 and 2,117,378 shares, respectively)           (9,863)          (8,031)
  Deferred compensation .................................................          (1,930)            (173)
  Accumulated other comprehensive loss ..................................            (500)             (47)
  Accumulated deficit ...................................................        (153,774)        (146,926)
                                                                                ---------        ---------
     Total stockholders' equity .........................................         288,512          119,378
                                                                                ---------        ---------
     Total liabilities and stockholders' equity .........................       $ 376,341        $ 143,690
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

                                 SCANSOFT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ------------------------        ------------------------
                                                        2003            2002            2003            2002
                                                      --------        --------        --------        --------

Revenue, third parties ........................       $ 31,179        $ 27,101        $ 84,214        $ 74,598
Revenue, related parties ......................          1,771           1,134           4,315           3,586
                                                      --------        --------        --------        --------
     Total revenue ............................         32,950          28,235          88,529          78,184
Costs and expenses:
       Cost of revenue ........................          6,768           4,199          15,643          12,937
       Cost of revenue from amortization of
         intangible assets ....................          2,752           1,976           7,481           7,494
       Research and development ...............          9,543           7,257          25,070          21,310
       Selling, general and administrative ....         15,624          11,386          42,702          31,975
       Non-cash stock compensation ............            104              26             155              76
       Amortization of other intangible assets             662             236           1,446           1,446
       Restructuring and other charges ........          1,719              --           3,065           1,041
                                                      --------        --------        --------        --------
          Total costs and expenses ............         37,172          25,080          95,562          76,279
                                                      --------        --------        --------        --------
Income (loss) from operations .................         (4,222)          3,155          (7,033)          1,905
Other income (expense):
  Interest income .............................            189              66             288             296
  Interest expense ............................           (170)            (85)           (421)           (261)
  Other income(expense), net ..................            229            (149)            791            (213)
                                                      --------        --------        --------        --------
Income (loss) before income taxes .............         (3,974)          2,987          (6,375)          1,727
Provision for (benefit from) income taxes .....           (243)            162             473            (166)
                                                      --------        --------        --------        --------
Net income (loss) .............................       $ (3,731)       $  2,825        $ (6,848)       $  1,893
                                                      ========        ========        ========        ========
Net income (loss) per share: basic ............       $  (0.04)       $   0.04        $  (0.10)       $   0.03
                                                      ========        ========        ========        ========
Net income (loss) per share: diluted ..........       $  (0.04)       $   0.04        $  (0.10)       $   0.03
                                                      ========        ========        ========        ========
Weighted average common shares: basic .........         83,694          67,865          71,286          67,116
                                                      ========        ========        ========        ========
Weighted average common shares: diluted .......         83,694          74,787          71,286          72,451
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

                                 SCANSOFT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                  -----------------------
                                                                                                    2003           2002
                                                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..........................................................................      $ (6,848)      $  1,893
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation ..........................................................................         1,549          1,535
     Amortization of intangible assets .....................................................         8,927          8,940
     Allowances for bad debts ..............................................................           540          1,246
     Non-cash portion of restructuring charges .............................................            69            113
     Stock-based compensation ..............................................................           155             77
     Foreign exchange loss .................................................................           (71)            --
     Non-cash interest expense .............................................................           168             --
     Deferred tax provision ................................................................         1,441             --
    Gain on disposal or sale of property and equipment .....................................            --            (30)
     Changes in operating assets and liabilities, net of effects from business acquisitions:
        Accounts receivable ................................................................        (1,151)        (4,234)
        Inventory ..........................................................................         1,010         (1,003)
        Prepaid expenses and other current assets ..........................................          (917)        (1,189)
        Other assets .......................................................................          (371)          (273)
        Accounts payable ...................................................................        (2,720)          (292)
        Accrued expenses ...................................................................           810          2,162
        Other liabilities ..................................................................          (143)            --
        Deferred revenue ...................................................................           536         (2,682)
                                                                                                  --------       --------
       Net cash provided by operating activities ...........................................         2,984          6,263
                                                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment ..........................................        (1,441)        (2,090)
  Proceeds from sale of property and equipment .............................................            --             42
  Cash expenditures for licensing agreements ...............................................        (6,113)            --
  Cash received (paid) for acquisitions, including transaction costs .......................        31,347         (2,860)
                                                                                                  --------       --------
     Net cash provided by (used in) investing activities ...................................        23,793         (4,908)
                                                                                                  --------       --------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of note payable ..................................................................        (3,273)            --
  Payments of capital lease obligation .....................................................            --           (238)
  Purchase of treasury stock ...............................................................        (1,832)        (7,000)
  Payments of notes payable related to acquisition .........................................            --           (586)
  Payments under deferred payment obligation ...............................................        (1,230)        (1,824)
  Proceeds from issuance of common stock, net of issuance costs ............................         6,767          5,690
  Proceeds from issuance of common stock under employee stock compensation plans ...........         2,053          2,545
                                                                                                  --------       --------
       Net cash provided by (used in) financing activities .................................         2,485         (1,413)
                                                                                                  --------       --------
Effects of exchange rate changes on cash and cash equivalents ..............................          (630)           116
                                                                                                  --------       --------
Net increase in cash and cash equivalents ..................................................        28,632             58
Cash and cash equivalents at beginning of period ...........................................        18,853         14,324
                                                                                                  --------       --------
Cash and cash equivalents at end of period .................................................      $ 47,485       $ 14,382
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

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company" or "ScanSoft") have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003 and all other subsequent periodic filings including Form 10-Q for the three months ended March 31, 2003 and June 30, 2003 filed on May 15, 2003 and August 14, 2003, respectively. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any future period.

     On August 11, 2003, the Company acquired all of the outstanding stock of SpeechWorks International, Inc. ("SpeechWorks"), a leading provider of software products and professional services that enable enterprises, carriers and government organizations to offer automated, speech-activated services over any telephone. The results of operations of the acquired business have been included in the financial statements of the Company as of August 11, 2003, the date of acquisition.

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

2. RESTATEMENT OF TAX PROVISION

     In connection with the third quarter of 2003, the Company determined that an adjustment was required to properly reflect its tax provisions in the Company's financial statements as presented in Form 10-Q as filed for the quarterly periods ended March 31, 2003 and June 30, 2003. These non-cash tax adjustments result from the Company's implementation of SFAS No. 142. Historically, the Company has netted its deferred tax liability related to goodwill against its deferred tax asset. Following adoption of SFAS No. 142, the temporary differences created by different treatment for book and tax of the Company's goodwill can no longer be assumed to offset deductible temporary differences which create deferred tax assets. Therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance in its financial statements for the three month period ending March 31, 2003 and the three and six month periods ended June 30, 2003 as follows:

--------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER         THREE MONTHS ENDED           THREE MONTHS ENDED               SIX MONTHS ENDED
       SHARE DATA)                   MARCH 31, 2003               JUNE 30, 2003                   JUNE 30, 2003
                            ----------------------------------------------------------------------------------------
                                  AS                             AS                            AS
                              PREVIOUSLY          AS         PREVIOUSLY          AS         PREVIOUSLY         AS
                               REPORTED        RESTATED       REPORTED        RESTATED       REPORTED       RESTATED
--------------------------------------------------------------------------------------------------------------------
Statement of Operations:
--------------------------------------------------------------------------------------------------------------------
Provision for income taxes      $  95          $  345          $    67         $   371        $   162        $   716
--------------------------------------------------------------------------------------------------------------------
Net income/(loss)               $  76          $(174)          $(2,639)        $(2,943)       $(2,563)       $(3,117)
--------------------------------------------------------------------------------------------------------------------
Net income/(loss) per
share-Basic and diluted         $0.00          $0.00           $ (0.04)        $ (0.04)       $ (0.04)       $ (0.05)
--------------------------------------------------------------------------------------------------------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-9, and the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Revenue from the sale of licenses to end users, value-added resellers and system integrators to use the Company's software products is recognized upon delivery, provided that the arrangement does not require significant modification or customization of the software, any services included in the arrangement are not considered essential to the functionality of the software, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured.

     Sales of the Company's software products through certain distributors and value-added resellers provide rights of return for as long as the distributors or resellers hold the inventory. As a result, the Company recognizes revenues from sales to these distributors and resellers only when the distributors or resellers have sold products to retailers and end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable for the sales price of all inventories subject to return. If the Company experiences significant returns from distributors or resellers, the Company's liquidity may be adversely impacted. The Company makes an estimate of sales returns by retailers or end users directly or through its distributors or resellers based on historical returns experience. The provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. Historically, the Company has not experienced significant returns from retailers or end-users. If actual returns differ significantly from its estimates, such differences could have a material impact on its results of operations for the period in which the actual returns become known.

     Revenue from royalties on sales of the Company's products by OEMs to third parties, where no services are included, is typically recognized upon delivery to the third party when such information is available, or when the Company is notified by the OEM that such royalties are due as a result of a sale, provided that all other revenue recognition criteria are met.

     When the Company provides professional services such as custom applications and other services considered essential to the functionality of the software for a fixed fee, it recognizes revenue from the fees for such services and any related software licenses as it completes the project using the percentage-of-completion method. The Company generally determines the percentage-of-completion by comparing the labor hours it has incurred to date to the estimate of the total labor hours required to complete the project based on regular discussions with its project managers. This method is used because the Company considers expended labor hours to be the most reliable, available measure of progress on these projects. Adjustments to contract estimates are made in the periods in which facts resulting in a change become known. When the estimate indicates a loss, such loss is provided for in its entirety. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

     Other professional services not considered essential to the functionality of the software are limited and primarily include training and feasibility studies. When the Company provides services on a time and materials basis, it recognizes revenue as it performs the services based on actual time incurred.

     When the Company provides support and maintenance services, it recognizes the revenue ratably over the term of the related contracts, typically one year.

     The Company may sell, under one contract or related contracts, software licenses, custom software applications and other services considered essential to the functionality of the software and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on its fair value, equal to its stated list price as a fixed percentage of the related software product's price. The remainder of the total contract value is then attributed to the software license and related professional services, which are typically recognized as revenue using the percentage-of-completion method. As a result, discounts inherent in the total contract value are attributed to the software license and related professional services. The Company may sell, under one contract or related contracts, software licenses, a maintenance and support arrangement and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on their fair values, as described above. The remainder of the contract value is attributed to the software licenses, which are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met. As a result, discounts inherent in the total contract value are attributed to the software licenses.

     The Company follows the guidance of Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"), in determining whether consideration, including equity instruments, given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

     o The Company receives an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of the Company's products and services such that the Company could have purchased the products from a third party, and


     o The Company can reasonably estimate the fair value of the benefit received.

     If both of the conditions are met, the Company records consideration paid to customers as an expense. Consideration, including equity instruments, not meeting the above criteria, is recorded as a reduction of revenue, to the extent the Company has recorded cumulative revenue from the customer or reseller.

     The Company records reimbursements received for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, hotel stays and out-of-town meals.

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

     On January 30, 2003, the Company entered into a forward exchange contract to hedge the foreign currency exposure of its 5.0 million euro note payable to Philips. The contract and the note payable each have a term that expires on December 31, 2003. Based upon period-end exchange rates, the Company estimates the fair value of the forward exchange contract approximates the fair value of the note payable. For the three and nine months ended September 30, 2003, the Company recorded a net exchange rate loss of approximately $(3,000) and a net exchange rate gain of approximately $4,000, respectively, in other comprehensive income on the note payable and associated forward exchange contract. On August 26, 2003, the Company entered into a forward exchange contract to hedge the foreign currency exposure of its 1.0 million euro payable to Philips. The contract and the payable each have a term that expires on December 31, 2003. Based upon period-end exchange rates, the Company estimates the fair value of the forward exchange contract approximates the fair value of the payable. For the three and nine months ended September 30, 2003 the Company recorded a net exchange rate loss of approximately $(2,000) in other comprehensive income on the payable and associated forward exchange contract.

Recently Issued Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however certain elements of SFAS No. 150 have been deferred. The adoption of the provisions of SFAS No. 150 not deferred did not have a material impact on the Company's financial position or results of operations and the Company does not expect the adoption of the deferred elements of SFAS No. 150 to have a material impact on its financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's current financial position and results of operations.

     In November 2002, the Emerging Issues Task Force ("EITF") of the FASB issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair value. EITF No. 00-21 is effective for all revenue arrangements entered into on or after July 1, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's results of operations or financial position. In May 2003, as a result of questions raised regarding applicability of EITF No. 00-21 to software revenue recognition arrangements, the EITF reached a consensus regarding the application of the provisions of SOP 97-2 to arrangements containing software deliverables and non-software deliverables. The consensus reached in May 2003 was confirmed in July 2003 and was issued as Issue 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software" ("EITF No. 03-05"). EITF No. 03-05 concludes that software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality (e.g., computer hardware). Elements included in arrangements that do not qualify as software-related elements are to be accounted for under the guidance of EITF No. 00-21 and not SOP 97-2. EITF No. 03-05 is effective for all new revenue arrangements entered into after October 1, 2003. The adoption of EITF No. 03-05 is not expected to have a material impact on the Company's results of operations or financial position.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company recognizes compensation costs for stock-based awards to employees using the intrinsic value-based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The following table illustrates the effect on net income (loss) and basic and diluted net income (loss) per share as if the fair value method prescribed in Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation", had been applied for the Company's employee stock-based compensation and recorded in the consolidated financial statements:

                                                                       THREE MONTHS                 NINE MONTHS
                                                                    ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
           (IN THOUSANDS, EXCEPT PER SHARE DATA)                    2003          2002           2003          2002
-------------------------------------------------------------      -------       -------       --------       -------

Net income (loss) -- as reported ............................      $(3,731)      $ 2,825       $ (6,848)      $ 1,893
Add back: Stock-based compensation included in net income
(loss), as reported .........................................          104            27            155            77
Deduct: Total stock-based employee compensation expense
determined under the fair value-based-method ................       (2,639)       (2,708)        (7,177)       (6,643)
                                                                   -------       -------       --------       -------
Net loss -- pro forma .......................................      $(6,266)      $   144       $(13,870)      $(4,673)
                                                                   =======       =======       ========       =======
Net income (loss) per share -- as reported: basic and diluted      $ (0.04)      $  0.04       $  (0.10)      $  0.03
Net loss per share - pro forma: basic and diluted ...........      $ (0.07)      $  0.00       $  (0.19)      $ (0.07)


5. INVENTORY

     Inventory consists of the following (in thousands):

                                         SEPTEMBER 30,     DECEMBER 31,
                                             2003              2002
                                         -------------     ------------
                       Raw materials...     $    12         $      26
                       Finished goods..         607             1,215
                                            -------         ---------
                                            $   619         $   1,241
                                            =======         =========

6. ACQUISITION OF SPEECHWORKS INTERNATIONAL, INC.

     On August 11, 2003, the Company acquired all of the outstanding stock of SpeechWorks International, Inc. ("SpeechWorks"), a leading provider of software products and professional services that enable enterprises, carriers and government organizations to offer automated, speech-activated services over any telephone.

     The acquisition of SpeechWorks enhances the ability of the combined company to promote its products and comprehensively address the needs of the system integrators in the United States telephony markets. The addition of SpeechWorks' professional services organization will enable the combined company to support major accounts, channel partners and telecommunications firms, as well as provide the ability to deliver complete solutions. In addition, the acquisition enhances the combined company's strengths in key vertical markets, including multiple deployments in travel/hospitality, financial services and government, thereby expanding the combined company's market share in these key markets and expertise in developing applications and solutions for these industries. These incremental intangible benefits, which are reflected in the purchase consideration, resulted in goodwill.

     The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

     In connection with the acquisition of SpeechWorks, ScanSoft exchanged 0.860 of a share of its common stock for each outstanding share of SpeechWorks stock. This transaction resulted in the issuance of approximately 32.5 million shares of ScanSoft common stock, representing approximately 33% of the outstanding common stock of ScanSoft after the completion of the acquisition. The SpeechWorks purchase price of $175.5 million includes the value of the ScanSoft common stock issued at a per share value of $5.26 (the average closing price of ScanSoft common stock for a total of five days immediately prior to and subsequent to the announcement of the acquisition) and transaction costs of $4.5 million. Included in the transaction costs is a warrant, valued at $0.2 million, for the purchase of 150,000 shares of ScanSoft's common stock (Note 18). In addition, the purchase price also includes the value of 184,786 shares of restricted ScanSoft common stock issued by ScanSoft, in replacement of previously outstanding SpeechWorks unvested restricted common stock, of $0.7 million based on the closing price of ScanSoft common stock on the acquisition date. The value of the unvested restricted common stock has been recorded as deferred compensation (Note 19).

     The preliminary purchase price allocation is as follows: (in thousands):

     Total purchase consideration:
       Common stock and restricted stock issued                      $ 170,950
       Transaction costs                                                 4,500
                                                                     ---------
       Total purchase consideration                                  $ 175,450
                                                                     =========
     Preliminary allocation of the purchase consideration:
     Assets acquired:
       Cash                                                          $  39,953
       Marketable securities                                               553
       Accounts receivable                                              10,064
       Other current assets                                                938
       Property and equipment                                            2,840
       Other long term assets                                            1,048
       Identifiable intangible assets                                   13,310
       Goodwill                                                        128,395
                                                                     ---------
       Total assets acquired                                           197,101
                                                                     ---------
       Deferred  compensation  for unvested  restricted  common
       stock                                                               724
     Liabilities assumed:
       Accounts payable                                                 (1,610)
       Accrued expenses                                                 (9,487)
       Deferred revenue                                                 (5,034)
       Other long term liabilities                                      (4,704)
       Note payable                                                     (1,540)
                                                                     ---------
       Total liabilities assumed:                                      (21,651)
                                                                     ---------
                                                                     $ 175,450
                                                                     =========

     Current assets acquired primarily relate to cash, marketable securities and accounts receivable. Current liabilities assumed primarily relate to accounts payable, accrued expenses and deferred revenue. In December 2002, SpeechWorks committed to a restructuring plan to vacate two office locations during 2003. In connection with this restructuring plan, SpeechWorks recorded a charge of $5.9 million. As of the acquisition date, the balance of this accrual was $5.4 million, which has been included in other long-term liabilities. The Company reduced the recorded accrual by $1.0 million to record such obligation at its net present value, using a discount rate of 3%. The $1.0 million difference between the lease obligations and the recorded accrual will be recognized as incremental rent expense over the remaining life of the lease. These assumed leases extend through 2010 and 2016, respectively, unless the Company is able to negotiate earlier termination dates. The Company anticipates that the facilities-related accrual will be expended equally over the remaining life of the leases.

     The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The Company did not attribute any value to "in-process research and development" projects in connection with this acquisition. The Company believes that these identified intangible assets have no residual value. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $128.4 million. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142. Goodwill and all other identifiable intangible assets acquired by SpeechWorks previously may be deductible for tax purposes.

     The Company is in the process of completing the purchase price allocation, which is subject to adjustment as a result of pending analysis of lease obligations as well as litigation which arose just prior to the acquisition date. As discussed more fully in Note 17, the Company assumed significant lease obligations in connection with the acquisition and is in the process of reviewing these leases based on the provisions of the lease agreements and the Company's expectations for post-acquisition operations. The Company expects to complete the assessment of assumed lease obligations prior to the issuance of the financial statements on Form 10-K for the year ending December 31, 2003. Any adjustment resulting from the assessment would result in an adjustment to goodwill. (See Note 17)

     In connection with the SpeechWorks acquisition, the Company eliminated 54 SpeechWorks former employees. In connection with this action, a liability of $1.3 million, representing severance and related benefits, has been included in the purchase price allocation. Of this balance, $0.8 million has been paid as of September 30, 2003 and the remainder is expected to be paid within the next 12 months and will be funded from working capital.

     The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

                                              AMOUNT        AMORTIZATION
                                          (IN THOUSANDS)  PERIOD (IN YEARS)
                                          --------------  -----------------
          Patents and core technology..      $ 1,300            10
          Completed technology ........        2,200             5
          Customer relationships ......        9,000             6
          Trade names and trademarks...          800             5
          Non-compete agreements ......           10             1
                                             -------
                                             $13,310            6.5
                                             =======


7. ACQUISITION OF PHILIPS SPEECH PROCESSING TELEPHONY AND VOICE CONTROL BUSINESS

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

     Consideration for the acquisition, before any purchase price adjustment to be determined by the parties as described below, totaled $39.5 million, including transaction costs of $2.1 million. The consideration consisted of 3.1 million euros ($3.4 million) in cash paid at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended; a deferred payment of 1.0 million euros in cash due no later than December 31, 2003, a 5.0 million euro note due December 31, 2003; bearing 5.0% interest per annum; and a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of common stock at $6.00 per share. The fair value of the convertible debenture was determined to be $27.5 million based on the present value of the expected cash outflows using an incremental borrowing rate of 12% and the fair value of the conversion feature based on the Black-Scholes option pricing model using the following assumptions: the fair value of the Company's common stock of $3.62 per share, the closing price of the Company's common stock on the day the parties entered into the acquisition agreement; volatility of 100%; risk-free interest rate of 2.16%; no dividends and an expected term of 3 years.

     The purchase price is subject to adjustment based on a calculation set forth in the purchase agreement, as amended, which must be agreed upon by the parties and which may result in an adjustment either to increase or decrease the total purchase consideration. Upon final determination of the purchase price adjustment, a corresponding adjustment will be recorded to goodwill.

     The preliminary purchase price allocation is as follows (in thousands):

          Total purchase consideration:
            Cash                                                      $  3,350
            Other current liability (1.0 million euro payable)           1,080
            Note payable                                                 5,410
            Convertible debenture                                       27,520
            Transaction costs                                            2,100
                                                                      --------
            Total purchase consideration                              $ 39,460
                                                                      ========
          Allocation of the purchase consideration:
            Current assets                                            $  3,930
            Property and equipment                                         310
            Identifiable intangible assets                               5,650
            Goodwill                                                    33,699
                                                                      --------
            Total assets acquired                                       43,589
                                                                      --------
            Current liabilities                                         (4,129)
                                                                      --------
                                                                      $ 39,460
                                                                      ========

     Current assets acquired primarily relate to accounts receivable, and current liabilities assumed primarily relate to accounts payable and assumed contractual liabilities related to development work with customers which were agreed to prior to the acquisition date. In determining the preliminary purchase price allocation, the Company established a liability related to an assumed contractual relationship which related to a project for the development of speech and language databases with the European Union. During the quarter ended September 30, 2003, the Company determined that based on the contractual nature of the assignability of these contracts, there is no related liability. This determination resulted in an adjustment to the liability established in the preliminary purchase price allocation and a corresponding adjustment to goodwill of $431,000, which has been reflected in the table above.

     The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

                                                 AMOUNT         AMORTIZATION
                                            (IN THOUSANDS)   PERIOD (IN YEARS)
                                            --------------   -----------------

            Patents and core technology....    $  3,990              10
            Completed technology...........         460             5.5
            Customer relationships.........       1,030             1.8
            Trade names and trademarks.....         170               5
                                               --------
                                               $  5,650             9.3
                                               ========

     The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The Company did not attribute any value to in-process research and development projects in connnection with this acquisition. The Company believes that these identified intangible assets have no residual value. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $33.7 million. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142. All goodwill and other identifiable intangible assets are deductible for tax purposes.

     Under the terms of the purchase agreement, as amended, Philips agreed to reimburse the Company for the costs, up to 5.0 million euros, associated with certain restructuring actions taken through December 31, 2003, primarily headcount and facilities related charges associated with operations based in Germany. To the extent that the total reimbursable costs exceed 5.0 million euros as of or at any time prior to December 31, 2003, Philips will reimburse the Company for one-third of the excess and the Company will be responsible for the remaining two-thirds of any excess. To the extent that the total reimbursable costs are less than 5.0 million euros at December 31, 2003, Philips will pay to the Company an amount equal to two-thirds of such difference. Any adjustment will either increase or decrease the total purchase consideration and a corresponding adjustment will be recorded to goodwill. Through September 30, 2003, the Company entered into severance agreements with a total of 70 employees of Philips, resulting in severance costs totaling $1.3 million. Of this amount, severance costs of $1.0 million were subject to reimbursement to the Company by Philips pursuant to the purchase agreement. During the three months ended September 30, 2003, the Company was reimbursed $0.9 million by Philips. The remainder ($0.3 million of the total severance costs) was recorded by the Company as a current liability as part of the purchase price allocation in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

     The final purchase price, adjusted for the matters described in this
Note 7, is expected to be determined no later than December 31, 2003.

8. PRO FORMA RESULTS (UNAUDITED)

     The following table reflects unaudited pro forma results of operations of the Company assuming that the Philips and SpeechWorks acquisitions had occurred on January 1, 2002 (in thousands, except per share data):

                                 THREE MONTHS                   NINE MONTHS
                              ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                              2003           2002            2003           2002
                            --------       --------       ---------       ---------
Revenues .............      $ 36,674       $ 39,757       $ 113,448       $ 116,982
Net loss .............      $(14,612)      $(12,950)      $ (36,097)      $ (41,040)
Net loss per basic and
diluted
share ................      $  (0.15)      $  (0.13)      $   (0.37)      $   (0.43)

     The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of these periods.

9. GOODWILL

     As a result of the SpeechWorks acquisition (Note 6) on August 11, 2003 and the Philips acquisition (Note 7) on January 30, 2003, goodwill increased by $128.4 million and $33.7 million, respectively.


10. OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following (in thousands):

                                         GROSS                       NET
                                       CARRYING    ACCUMULATED     CARRYING
                                        AMOUNT     AMORTIZATION     AMOUNT
                                       --------    ------------    --------
     SEPTEMBER 30, 2003
     Patents and core technology..     $ 55,380       $26,543       $28,837
     Completed technology ........       30,371        17,608        12,763
     Trademarks ..................        6,471         2,262         4,209
     Non-competition agreement....        4,058         4,049             9
     Acquired favorable lease.....          553           553            --
     Customer relationships ......       11,130         1,721         9,409
     Other .......................          200           200            --
                                       --------       -------       -------
                                       $108,163       $52,936       $55,227
                                       ========       =======       =======
     DECEMBER 31, 2002
     Patents and core technology..     $ 50,090       $20,331       $29,759
     Completed technology ........       16,340        16,340            --
     Trademarks ..................        5,501         1,725         3,776
     Non-competition agreement....        4,048         4,048            --
     Acquired favorable lease ....          553           553            --
     Customer relationships ......        1,100           812           288
     Other .......................          200           200            --
                                       --------       -------       -------
                                       $ 77,832       $44,009       $33,823
                                       ========       =======       =======

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

Based on the net present value of the deferred payments due in 2004 and 2005, using an interest rate of 7.0%, the Company recorded $11.4 million as completed technology, which will be amortized to cost of goods sold based on the greater of (a) the ratio of current gross revenue to total current and expected future revenues for the products or (b) the straight-line basis over the period of expected use, five years. The $0.6 million difference between the stated payment amounts and the net present value of the payments, will be charged to interest expense over the payment period. As of September 30, 2003, payments due on or before June 30, 2004, and the remaining balance due, have been classified as deferred payment for technology license and other liabilities, long-term respectively.

     On March 31, 2003, the Company acquired certain intellectual property assets related to multimodal speech technology, in exchange for $0.1 million in cash and the issuance of a warrant valued at $0.1 million (Note 18). The purchase price was recorded as completed technology and will be amortized over three years.

     Aggregate amortization expense was $3.4 million and $8.9 million for the three and nine months ended September 30, 2003, respectively. Of these amounts, $2.7 million and $7.5 million, respectively, were included in cost of revenue and $0.7 million and $1.4 million, respectively, were recorded in operating expenses. Aggregate amortization expense was $2.2 million and $8.9 million for the three and nine months ended September 30, 2002, respectively. Of these amounts, $2.0 million and $7.5 million, respectively, were included in cost of revenue and $0.2 million and $1.4 million, respectively, were recorded in operating expenses. Amortization expense for the remaining period of fiscal year 2003, the four succeeding fiscal years and thereafter as of September 30, 2003 is as follows (in thousands):

                                           OTHER
                             COST OF     OPERATING
             YEAR ENDING     REVENUE      EXPENSES       TOTAL
            --------------- ----------   --------     ----------
              2003........  $    2,814   $    731     $    3,545
              2004........      10,813      2,749         13,562
              2005........       6,412      2,249          8,661
              2006........       5,332      2,034          7,366
              2007........       5,317      1,904          7,221
              Thereafter..      10,912      3,960         14,872
                            ----------   --------     ----------
              Total.......  $   41,600   $ 13,627     $   55,227
                            ==========   ========     ==========


11. ACCRUED OTHER EXPENSES

     Accrued other expenses consist of the following (in thousands):

                                                SEPTEMBER 30,    DECEMBER 31,
                                                     2003           2002
                                                -------------    ------------
            Sales and marketing incentives ..     $   2,231       $   1,802
            Restructuring and other charges..         1,987             665
            Royalties........................           435             238
            Professional fees................         1,438             472
            Acquisition liabilities..........         2,066           1,654
            Other............................         6,862           2,820
                                                  ---------       ---------
                                                  $  15,019       $   7,651
                                                  =========       =========

12.  RESTRUCTURING AND OTHER CHARGES

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

     In connection with the Philips acquisition (Note 7), the Company eliminated 25 ScanSoft personnel across all functional areas, resulting in a charge of approximately $0.5 million in severance-related restructuring costs in the three month period ended March 31, 2003.

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

     During the three months ended September 30, 2003, the Company eliminated 81 ScanSoft employees as a result of the SpeechWorks acquisition across all functional areas, resulting in a charge of $1.5 million for severance costs, representing the ratable recognition of expenses from the date the plan was announced through September 30, 2003. Certain of these employees have termination dates after September 30, 2003 and, as required by SFAS 112, the Company expects to record $0.5 million of additional severance expense during the three months ended December 31, 2003.

     In addition, during the three month period ended September 30, 2003, the Company accrued $0.2 related to the closing of certain ScanSoft offices as a result of the SpeechWorks acquisition and related expenses.

     At September 30, 2003, the remaining restructuring accrual from the current and prior restructuring activities amounted to $2.0 million. The balance is comprised of $0.1 million of lease exit costs and $1.9 million of employee-related severance costs, of which $0.3 million are for severance to the former Caere President and CEO, $0.1 million are for severance costs related to the 2003 Philips related restructuring actions and $0.6 million and $0.9 million are for severance costs related to the actions taken during the three months ended June 30, 2003 and September 30, 2003, respectively, as noted above. The lease exit costs and severance due to the former Caere President and CEO will be paid through January 2004 and March 2005, respectively. Severance costs related to the 2003 Philips related restructuring actions will be paid through December 31, 2003. Severance costs related to restructuring actions undertaken during the quarter ended June 30, 2003 will be paid through March 2009. Severance costs related to employee termination actions undertaken during the three month period ended September 30, 2003, including the additional $0.5 million expected to be recorded during the three months ended December 31, 2003, will be paid through September 2004.

     The following table sets forth the restructuring and other charges accrual activity (in thousands):

                                                            FACILITIES  RETIREMENT
                                               EMPLOYEE        EXIT        OF
RESTRUCTURING AND OTHER CHARGES ACCRUAL        RELATED        COSTS    FIXED ASSETS     TOTAL
----------------------------------------       -------      ---------  ------------    -------
Balance at December 31, 2001 ...........       $   634        $  --        $ --        $   634
Restructuring and other charges ........           576          465          --          1,041
Non-cash write-off .....................            --         (113)         --           (113)
Cash payments ..........................          (764)        (133)         --           (897)
                                               -------        -----        ----        -------
Balance at December 31, 2002 ...........           446          219          --            665
Restructuring and other charges ........         2,856          120          89          3,065
Non-cash write-off .....................            --           --         (89)           (89)
Cash payments ..........................        (1,407)        (247)         --         (1,654)
                                               -------        -----        ----        -------
Balance at September 30, 2003 ..........       $ 1,895        $  92        $ --        $ 1,987
                                               =======        =====        ====        =======

13.  OTHER LIABILITIES

     Other liabilities consist of the following (in thousands):

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     2003         2002
                                                 ------------   -----------
Facilities operating lease obligations ......       $4,377         $ --
Deferred payments for technology license ....        2,588           --
Caere acquisition related costs .............           --          409
Other .......................................          328           72
                                                    ------         ----
                                                    $7,293         $481
                                                    ======         ====

14.  NET INCOME (LOSS) PER SHARE

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

     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                               --------------------    -------------------
                                                 2003         2002      2003         2002
                                               -------      -------    ------       ------
Weighted average number of common shares
 outstanding..................................  83,694       64,303    71,286       63,554
   Assumed conversion of Series B Preferred
     stock....................................      --        3,562        --        3,562
                                                ------       ------    ------       ------
Weighted average common shares: basic.........  83,694       67,865    71,286       67,116
Effect of dilutive common equivalent shares:
   Stock options..............................      --        6,362        --        4,772
   Convertible debenture......................      --           --        --           --
   Warrants...................................      --          463        --          468
   Unvested restricted stock..................      --           97        --           95
                                                ------       ------    ------       ------
Weighted average common shares: diluted.......  83,694       74,787    71,286       72,451
                                                ======       ======    ======       ======

     For the three and nine months ended September 30, 2003, diluted net loss per share excludes 14,355,733 and 14,284,081 common share equivalents because their effect would be antidilutive. For the three and nine months ended September 30, 2002, stock options to purchase 3,383,559 and 1,655,604 shares, respectively, of common stock were outstanding but were excluded from the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the Company's common stock during the periods.

15.  COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss), net of taxes, was ($3.9) million and ($7.3) million for the three and nine months ended September 30, 2003, respectively, and was $3.0 million and $2.4 million for the three and nine months ended September 30, 2002, respectively. Total comprehensive loss for the nine months ended September 30, 2003, consisted of net loss of ($6.8) million and foreign currency translation losses of ($0.5) million partially offset by a net $2,000 foreign exchange gain related to the forward hedges on the 5.0 million promissory note and 1.0 million payable to Philips (Note 16).

16.  DEBT

     Credit Facility

     On October 31, 2002, the Company entered into a two year Loan and Security Agreement (as amended, the "Loan Agreement") with Silicon Valley Bank (the "Bank") that consisted of a $10.0 million revolving loan (the "Credit Facility"). The Company amended this Loan and Security Agreement, as of September 30, 2003, for the period September 30, 2003 through December 31, 2003, removing the fixed charge coverage ratio covenant and replacing it with an adjusted quick ratio covenant. Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.375% or 0.75%, (4.875% at September 30, 2003) which is determined by the Company's adjusted quick ratio, as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time is limited to the lesser of $10.0 million or a borrowing base equal to either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on the Company's adjusted quick ratio. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the two-year loan term. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, predominantly its accounts receivable, but not its intellectual property.

     As of September 30, 2003, based upon the calculated borrowing base, available borrowings totaled approximately $9.7 million. The Company can make no guarantees as to its ability to satisfy its future financial covenant calculations. As of September 30, 2003, there was no outstanding balance under this Credit Facility.

     The Loan Agreement also contains a restrictive covenant regarding the payment or declaring of any dividends on the Company's capital stock during the term of the agreement (except for dividends payable solely in capital stock) without the Bank's prior written consent. As of September 30, 2003, the Company was in compliance with all covenants.

     Equipment Line of Credit

     In connection with the acquisition of SpeechWorks, the Company assumed $1.5 million of principal amounts outstanding under a one-year equipment line-of-credit with a bank which expired on June 30, 2003. As of September 30, 2003, assumed balance of $1.5 million remains outstanding. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the bank's prime rate (5.0% at September 30, 2003), which is payable in equal monthly payments over a period of 36 months. In accordance with the terms of the equipment line of credit, as of September 30, 2003, principal payments of $226,000 are due in the year ended December 31, 2003, $904,000 are due during the year ending December 31, 2004, $293,000 are due during the year ending December 31, 2005 and $44,000 are due during the year ended December 31, 2006. Under the financing agreement, the Company is obligated to comply with certain financial covenants related to total tangible net assets; and was in compliance as of September 30, 2003.

     Notes Payable

     In connection with the L&H acquisition, the Company issued a $3.5 million promissory note (the "Note") to Lernout & Hauspie Speech Products, N.V. The Note had a stated maturity date of December 15, 2004 and bore interest at 9% per annum. Payments of principal and interest in the amount of $133,000 were due quarterly commencing on March 15, 2002, for a total of eleven payments. During the year ended December 31, 2002, four quarterly payments were made in accordance with the terms of the promissory note. In connection with an agreement entered into by the Company in September 2002 to repurchase 1,461,378 shares of common stock from L&H Holdings USA, Inc. and Lernout & Hauspie Speech Products N.V. (collectively, "L&H") and to register in an underwritten offering the remaining shares held by L&H, the terms of the Note were amended to provide for the acceleration of the maturity date of the outstanding principal and interest to January 1, 2003 if consummation of the underwritten public offering did not occur by January 1, 2003. The Company did not complete the offering by January 1, 2003 and, accordingly, the debt became immediately due and payable. To fulfill this obligation, on January 3, 2003, the Company paid $3.3 million in full settlement of all outstanding principal and accrued interest under the Note. In connection with the Philips acquisition on January 30, 2003, the Company issued a 5.0 million euro promissory note (the "Philips Note") to Philips. The unsecured Philips Note matures on December 31, 2003 and bears interest at 5% per annum. Payments of principal and accrued interest are due at maturity. The Philips Note may be prepaid by the Company at any time without penalty. In connection with the issuance of the Philips Note, the Company entered into a forward foreign currency exchange contract on January 31, 2003 to hedge the foreign exchange exposure on the Philips Note. The amount of the forward foreign currency exchange contract is equivalent to the principal amount of the Philips Note, and the duration of the forward contract coincides with the maturity date of the Philips Note. The foreign exchange hedge on the Philips Note resulted in a foreign exchange gain of approximately $0.1 million, which will be recorded in income over the term of the forward contract. At September 30, 2003, the promissory note was valued at $5.8 million and was recorded as a note payable due currently.

     Convertible Debenture

     On January 30, 2003, the Company issued a $27.5 million three-year, zero-interest convertible subordinated debenture due January 2006 (the "Convertible Note") to Philips in connection with the Philips acquisition (Note
6). The Convertible Note is convertible into shares of the Company's common stock at $6.00 per share at any time until maturity at Philips' option. The conversion rate may be subject to adjustments from time to time as provided in the Convertible Note. The Convertible Debenture contains a provision in which all amounts unpaid at maturity will bear interest at a rate of 3% per quarter until paid.

     The Convertible Note contains restrictive covenants that place restrictions on the declaration or payment of dividends or distributions (other than distributions of equity securities of the Company) on, or the redemption or purchase of, any shares of the Company's capital stock while the Convertible
Note is outstanding. This restriction terminates when one-half or more of the principal amount of the Convertible Note is converted by Philips into common stock. The Convertible Note contains a restrictive provision, which provides Philips the right to require the Company to redeem the Convertible Note or any remaining portion of the principal amount, on the date a "Change in Control" occurs. The Convertible Note provides that a "Change in Control" is deemed to have occurred when any person or entity acquires beneficial ownership of shares of capital stock of the Company entitling such person or entity to exercise 40% or more of the total voting power of all shares of capital stock of the Company, or the Company sells all or substantially all of its assets, subject to certain exceptions. The Company's acquisition of SpeechWorks (Note 6) did not result in a Change in Control.

17.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company has various operating leases for office space around the world. In connection with the acquisition of SpeechWorks, ScanSoft assumed all its lease obligations. Among these obligations are lease payments related to two office locations vacated during 2003 and one associated with office space which will become available beginning in January 2005. Gross lease payments associated with these office locations amounting to $10.1 million and $13.4 million, respectively, have been included in the table below. No amounts have been recorded in the Company's purchase price allocation in connection with the facility which becomes available in January 2005. ScanSoft's plans with respect to these operating leases, as well as all SpeechWorks facilities, are being assessed in connection with the integration plan. These obligations extend through 2016. The following table outlines the Company's future minimum payments under operating leases as of September 30, 2003 (in thousands):

   PAYMENTS DUE BY PERIOD,

   Within one year..........................   $  5,290
   Year 2 ..................................      5,246
   Year 3...................................      4,412
   Year 4...................................      2,823
   Year 5...................................      2,565
   Thereafter...............................     17,980
                                               --------
   Total....................................   $ 38,316
                                               ========

Total future lease obligations in the table above do not reflect future minimum sub-lease rentals of approximately $6.8 million.

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

     From time to time, the Company receives information concerning possible infringement by third parties of our intellectual property rights, whether developed, purchased or licensed by us. In response to any such circumstance, the Company's counsel investigates the matter thoroughly and the Company takes all appropriate action to defend our rights in these matters.

     On July 15, 2003, Elliott Davis ("Davis") filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Davis alleges that SpeechWorks is infringing United States Patent No. 4,802,231 entitled "Pattern Recognition Error Reduction System" (the "`231 Patent"). The '231 Patent generally discloses techniques for a pattern recognition system and method wherein errors are reduced by creating independent error templates that correspond to patterns which tend to be erroneously matched and linked error templates which are linked to specified reference templates which are stored for comparison. Although ScanSoft has, as a result of the SpeechWorks acquisition has several products in the speech recognition technology field, ScanSoft believes that the products do not infringe the '231 Patent because SpeechWorks does not use the claimed techniques. The Company filed an Answer and Counterclaim to Davis's Complaint on August 25, 2003. The Company believes Davis's claim has no merit and intends to defend the action vigorously.

     On November 27, 2002, AllVoice Computing plc filed an action against the Company in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled "Automated Proofreading Using Interface Linking Recognized Words to Their Audio Data While Text Is Being Changed" (the "'273 Patent"). The '273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology field, the Company believes that its products do not infringe the '273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. The Company believes this claim has no merit and intends to defend the action vigorously.

     On December 28, 2001, the Massachusetts Institute of Technology and Electronics For Imaging, Inc. sued the Company in the United States District Court for the Eastern District of Texas for patent infringement. The patent infringement claim was filed against more than 200 defendants. In their lawsuit, MIT and EFI allege that the Company is infringing United States Patent No. 4,500,919 entitled "Color Reproduction System" (the "'919 Patent"). MIT and EFI allege that the '919 Patent discloses a system for adjusting the colors of a scanned image on a television screen and outputting the modified image to a device. The Company has several products that permit a user to adjust the color of an image on a computer monitor. The Company has asserted that its products do not infringe the '919 Patent because its products do not contain all elements of the structure required by the claimed invention and because its products do not perform all of the steps required by the claimed method. Further, the Company believes there may be prior art that would render the '919 Patent invalid. The '919 Patent expired on May 6, 2002. Damages are sought in an unspecified amount. The Company filed an Answer and Counterclaim on June 28, 2002. The Company believes this claim has no merit and intends to defend the action vigorously.

     On August 16, 2001, Horst Froessl sued the Company in the United States District Court for the Northern District of California for patent infringement. In his lawsuit, Froessl alleges that the Company is infringing United States Patent No. 4,553,261 entitled "Document and Data Handling and Retrieval System" (the "'261 Patent"). Froessl alleges that the '261 Patent discloses a system for receiving and optically scanning documents, converting selected segments of the digitalized scan data into machine code, and storing and retrieving the documents and the digitalized and converted segments. Although the Company has several products in the scanning technology field, the Company has asserted that its products do not infringe the '261 Patent because its products do not contain all elements of the structure required by the claimed invention and because its products do not perform all of the steps required by the claimed method. Further, the Company believes there may be prior art that would render the '261 Patent invalid. The '261 Patent expired on May 31, 2003. Damages are sought in an unspecified amount. The Company filed an Answer and Counterclaim on September 19, 2001. The Company believes this claim has no merit and intends to defend the action vigorously.

     The Company believes that the final outcome of these matters will not have a significant adverse effect on its financial position, results of operations or cash flows and the Company believes it will not be required to expend a significant amount of resources defending such claims. However, should the Company not prevail in any such litigation, its operating results, financial position and cash flows could be adversely impacted.

     Guarantees and Other

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

     In accordance with the terms of the SpeechWorks merger agreement, the Company is required to indemnify the former members of the SpeechWorks board of directors, on similar terms as described above, for a period of six months from the acquisition date. As a result, the Company recorded a liability related to the fair value of the obligation of $0.3 million in connection with the purchase accounting for the acquisition. Additionally in accordance with the terms of the merger agreement, the Company purchased a director and officer insurance policy related to this obligation for a period of three years from the date of acquisition.

18.  EQUITY TRANSACTIONS

     Acquisition of SpeechWorks International, Inc.

     On August 11, 2003, the Company acquired all of the outstanding stock of SpeechWorks (Note 6). In connection with the acquisition of SpeechWorks, the Company exchanged 0.860 of a share of its common stock for each outstanding share of SpeechWorks stock. This transaction resulted in the issuance of approximately 32.5 million shares of its' common stock, representing approximately 33% of the outstanding common stock of the Company after the completion of the acquisition.

     Shares Repurchase Program

     On August 6, 2003, the Company's board of directors authorized the repurchase of up to $25 million of the Company's common stock over the next 12 months, however, the Company may suspend or discontinue the repurchase program at any time. From August 6, 2003 through September 30, 2003, the Company repurchased 413,700 common shares at a purchase price of $1.8 million; the Company records treasury stock at cost. The Company intends to use the repurchased shares for its employee stock plans and for potential future acquisitions.

     Common Stock Warrants

     In connection with the March 31, 2003 acquisition of the certain intellectual property assets related to multimodal speech technology (Note 9), the Company issued a warrant, expiring October 31, 2005, for the purchase of 78,000 shares of ScanSoft common stock at an exercise price of $8.10 per share. The warrant was immediately exercisable and was valued at $0.1 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, a risk-free rate of 1.87%, an expected term of 2.5 years, no dividends and a stock price of $4.57 based on the Company's stock price at the time of issuance.

     In connection with the SpeechWorks acquisition (Note 6), the Company issued a warrant to its investment banker, expiring on August 11, 2009, for the purchase of 150,000 shares of ScanSoft common stock at an exercise price of $3.98 per share. The warrant does not become exercisable until August 11, 2005 and was valued at $0.2 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 60%, a risk-free interest rate of 4.03%, an expected term of 8 years, no dividends and a stock price of $3.92 based on the Company's stock price at the time of issuance.

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

19.  RESTRICTED COMMON STOCK

     On August 11, 2003, the Company issued 300,000 shares of restricted common stock to the Company's Chief Executive Officer. Unvested restricted shares may not be sold, transferred or assigned. Of these restricted common shares, 100,000 vest on each of August 31, 2004, 2005 and 2006. Except as otherwise specified in the restricted stock agreement, in the event that the executive's employment with the Company terminates, any unvested shares of the restricted stock shall be forfeited and revert to the Company. The purchase price of the shares equaled the par value of the shares, aggregating $300. The difference between the purchase price and the fair value of the Company's common stock on the date of issue of $1.2 million has been recorded as deferred compensation and additional paid-in-capital. The deferred compensation is being recognized as compensation expense ratably over the vesting period resulting in $53,600 of stock compensation expense during the three months ended September 30, 2003.

     In connection with the SpeechWorks acquisition (Note 6), the Company issued 184,786 shares of restricted common stock in replacement of previously outstanding SpeechWorks unvested restricted common stock. Unvested restricted common stock may not be sold, transferred or assigned and are subject to forfeiture in the event an employee ceases to be employed by the Company. The restricted common stock vests no later than March 25, 2007. Deferred compensation of $0.7 million was recorded associated with the issuance of these restricted shares which is equal to the closing price of ScanSoft common stock on the acquisition date. The deferred compensation is being recognized as compensation expense ratably over the vesting period resulting in $25,000 of stock compensation expense during the three months ended September 30, 2003.

20.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment. The following table presents total revenue information by geographic area and principal product line (in thousands):

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                SEPTEMBER 30,               SEPTEMBER 30,
                           ---------------------       ---------------------
                             2003          2002          2003          2002
                           -------       -------       -------       -------
North America ...........  $24,075       $20,824       $64,227       $58,029
Other foreign countries..    8,875         7,411        24,302        20,155
                           -------       -------       -------       -------
  Total .................  $32,950       $28,235       $88,529       $78,184
                           =======       =======       =======       =======


                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                  SEPTEMBER 30,              SEPTEMBER 30,
                            ---------------------       ---------------------
                             2003          2002          2003          2002
                            -------       -------       -------       -------
Digital Capture .....       $13,553       $16,660       $38,695       $45,915
Speech ..............        19,397        11,575        49,834        32,269
                            -------       -------       -------       -------
  Total .............       $32,950       $28,235       $88,529       $78,184
                            =======       =======       =======       =======


     Revenue classification above is based on the country in which the sale originates or is invoiced. Revenue in other countries predominately relates to sales to customers in Asia and Europe. Intercompany sales are insignificant as products sold outside of the United States or Europe are sourced within Europe or the United States.

21.  INCOME TAXES

     The provision for (benefit from) income taxes for the three and nine months ended September 30, 2003 reflects a $0.9 million deferred tax provision associated with differences between book and tax amortization for certain goodwill. Of this amount $0.5 million relates to fiscal year 2002. The provision also includes the impact of a $1.4 million federal tax refund relating to a use of net operating losses in a prior period.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements. These forward-looking statements include predictions regarding:

     --   OUR STRATEGY RELATING TO SPEECH AND LANGUAGE TECHNOLOGIES;

     -- OUR EXPECTATIONS REGARDING OUR ACQUISITION OF SPEECHWORKS AND CERTAIN ASSETS FROM PHILIPS;

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

     On August 11, 2003, the Company acquired all of the outstanding stock of SpeechWorks International, Inc. ("SpeechWorks"), a leading provider of software products and professional services that enable enterprises, carriers and government organizations to offer automated, speech-activated services over any telephone, in exchange for 0.860 of a share of ScanSoft common stock for each outstanding share of SpeechWorks stock. This transaction resulted in the issuance of approximately 32.5 million shares of ScanSoft common stock, representing approximately 33% of the outstanding common stock of ScanSoft after the completion of the acquisition. The purchase price of approximately $175.5 million, including transaction costs of $4.5 million was determined based on the shares of ScanSoft common stock issued multiplied by $5.26 per share (the average closing price of ScanSoft common stock for a total of five days, immediately prior and subsequent to the announcement of the acquisition). The acquisition of SpeechWorks did not result in a Change in Control as defined by the Philips subordinated debenture.

     As more fully discussed in Note 2 of the Notes to Unaudited Consolidated Financial Statements, the Company is restating its consolidated financial statements as of and for the three month periods ended March 31, 2003 and June 30, 2003 and the six months ended June 30, 2003 to increase its deferred tax asset valuation allowance and to record deferred tax liabilities for certain differences between book and tax goodwill amortization. As a result of this restatement, our reported net income for the three month periods ended March 31, 2003 decreased from $76,000 to a net loss of $174,000; for the three month period ended June 30, 2003 the net loss increased from $2,639,000 to $2,943,000; and the net loss for the six months ended June 30, 2003 increased from $2,563,000 to $3,117,000. There was no impact to our reported earnings per share in the three month periods ended March 31, 2003 and June 30, 2003. Our reported loss per share increased from $0.04 to $0.05 per share for the six months ended June 30, 2003. The restatement had no effect on our reported cash flows from operations. The accompanying Management's Discussion and Analysis has been revised to reflect the impact of this restatement.

OVERVIEW

     ScanSoft is a leading provider of technologies, applications and services allow users to incorporate speech, documents and images into digital applications and automate business processes. Our solutions help enterprises, professionals and consumers increase productivity, reduce costs and save time. Our products are built upon speech and digital capture technologies, and are sold as solutions into the financial, legal, healthcare, government, telecommunications, automotive, and travel and entertainment industries. We focus on markets where we can exercise market leadership, where significant barriers to entry exist and where we possess competitive advantages because of the strength of our technologies, products, channels and business processes.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of total revenue, certain selected financial data for the three and nine months ended September 30, 2003 and 2002:

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                     --------------------          --------------------
                                                      2003          2002           2003           2002
                                                     ------         -----          -----          -----
Total revenue................................        100.0%         100.0%         100.0%         100.0%
  Cost and expenses:
     Cost of revenue ........................         20.5%          14.9%          17.6%          16.6%
     Cost of revenue from amortization of
       intangible assets ....................          8.4%           7.0%           8.5%           9.6%
Total cost of revenue .......................         28.9%          21.9%          26.1%          26.2%

Gross profit.................................         71.1%          78.1%          73.9%          73.8%

Operating expenses:
     Research and development.................        29.0%          25.7%          28.3%          27.3%
     Selling, general and administrative......        47.4%          40.3%          48.2%          40.9%
     Non-cash stock compensation .............         0.3%           0.1%           0.2%           0.1%
     Amortization of other intangible assets..         2.0%           0.8%           1.6%           1.8%
     Restructuring and other charges..........         5.2%            --%           3.5%           1.3%
                                                     ------         -----          -----          -----
            Total costs and expenses..........       112.8%          88.8%         107.9%          97.6%
                                                     -----          -----          -----          -----
Income (loss) from operations.................       (12.8)%         11.2%          (7.9)%          2.4%
                                                     -----          -----          -----          -----
Other income (expense), net...................         0.8%          (0.6)%          0.7%          (0.2)%
                                                     -----          ------         -----          -----
Income (loss) before income taxes.............       (12.0)%         10.6%          (7.2)%          2.2%
Provision for (benefit from) income taxes.....        (0.7)%          0.6%           0.5%          (0.2)%
                                                     ------         -----          -----          -----
Net income (loss).............................       (11.3)%         10.0%          (7.7)%          2.4%
                                                     =====          =====          =====          =====

GENERAL

     We derive our revenue from sales of our software products to customers through distribution partners and value-added resellers, royalty revenues from OEM partners, license fees from sales of our products to customers and from professional services, which include, but are not limited to, custom software applications and other services considered essential to the functionality of the software, training, and maintenance associated with software license transactions.

     Our products and solutions can be grouped in three areas: network speech solutions, embedded speech solutions and productivity applications. Network speech solutions include speech recognition, text to speech (TTS) and speaker verification, as well as auto-attendant, directory assistance and other applications. Embedded speech solutions include speech recognition, TTS and speaker verification technologies used in automobiles, mobile devices, games and consumer electronics. Productivity applications are based on capture and dictation technologies and include solutions for networked scanning, document conversion, personal document management, PDF creation, dictation and electronic forms.

     Sales of our software products through certain distributors and value-added resellers provide rights of return for as long as the distributors or resellers hold the inventory. As a result, we recognize revenues from sales to distributors and resellers only when the distributors or resellers have sold products to retailers and end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, we record an allowance against accounts receivable for the sales price of all inventories subject to return. If we experience significant returns from distributors or resellers, our liquidity may be adversely impacted. We make an estimate of sales returns by retailers or end users to us directly or through our distributors or resellers based on historical returns experience. The provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. Historically, we have not experienced significant returns from retailers or end-users. If actual returns differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known.

     Royalty revenue derived from sales to OEM customers is recognized when software copies are deployed based upon reports of actual deployments received from OEM customers and payment is due.

     We generate revenue from professional services, provided that evidence of the arrangement exists, the fees are fixed or determinable and collectibility is reasonably assured. When we provide professional services such as custom applications and other services considered essential to the functionality of the software for a fixed fee, we recognize revenue from the fees for such services and any related software licenses as we complete the project using the percentage-of-completion method. We generally determine the percentage-of-completion by comparing the labor hours we have incurred to date to our estimate of the total labor hours required to complete the project based on regular discussions with our project managers. This method is used because we consider expended labor hours to be the most reliable, available measure of progress on these projects. Adjustments to contract estimates are made in the periods in which facts resulting in a change become known. When the estimate indicates a loss, such loss is provided for in its entirety. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

     Other professional services not considered essential to the functionality of the software are limited and primarily include training and feasibility studies. When we provide services on a time and materials basis, we recognize revenue as we perform the services based on actual time incurred.

     We may sell, under one contract or related contracts, software licenses, custom software applications and other services considered essential to the functionality of the software and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on its fair value, equal to its stated list price as a fixed percentage of the related software product's price. The remainder of the total contract value is then attributed to the software license and related professional services, which are typically recognized as revenue using the percentage of completion method. As a result, discounts inherent in the total contract value are attributed to the software license and related professional services. We may sell, under one contract or related contracts, software licenses, a maintenance and support arrangement and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on their fair values, as described above. The remainder of the contract value is attributed to the software licenses, which are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met. As a result, discounts inherent in the total contract value are attributed to the software licenses.

     Under our maintenance and support arrangements, we offer unspecified upgrades and enhancements on software products only on a when-and-if-available basis. Typically, we do not contract in advance for specified upgrades, enhancements or additional software products. When we provide support and maintenance services, we recognize the revenue ratably over the term of the related contracts, typically one year.

     We characterize our revenues in three ways: Direct, VAR/Retail, and OEM. Direct revenue consists of sales of our Capture and Dictation products through our e-Commerce channels, as well as revenue recognized from volume sales of our Capture and Dictation products directly to the end user. VAR/Retail is made up of revenue recognized from sales of our Capture and Dictation products through our two-tiered distribution/reseller channels. This includes, but is not limited to, sales to retailers, VAR's and Corporate Resellers. OEM revenues consist of all licensing revenues recognized from third party royalties due the Company.

     Cost of revenue consists primarily of material and fulfillment costs, third-party royalties, salaries for product support personnel and engineering costs associated with contracts which are accounted for under the percentage-of-completion method of accounting.

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

     Selling expenses include salaries, commissions, advertising, direct mail, public relations, trade shows, travel and other related sales and marketing expenses. General and administrative expenses include personnel costs for administration, finance, human resources, information systems and general management, in addition to legal and accounting expenses and other professional services. We attempt to control selling, general and administrative expenses; however, if revenue continues to grow, we expect selling, general and administrative expenses to increase to support our growing operations. In addition, we may increase selling, general and administrative expenses in advance of revenue to support expected future revenue growth in specific product lines or geographic regions.

     Amortization of other intangible assets excludes amortization of acquired patents and core and completed technology, which is included in cost of revenue from amortization of intangible assets.

Total Revenue

     Total revenue for the three months ended September 30, 2003 increased by $4.7 million or 17% from the comparable period in 2002. This growth in revenue is attributed to a $7.8 million growth in our Speech and Language revenues, offset by an overall decrease of $3.1 million in our Digital Capture revenues from the comparable period 2002. The increase in our Speech and Language revenues are imputed to a $7.1 million increase in our networked solution technologies, as well as a $1.3 million increase in our embedded speech technologies, from the comparable period 2002. The growth in these sectors was partially offset by a small seasonal decrease in our dictation product lines. The overall decrease in our Digital Capture products can be solely attributed to a decrease in revenues recognized from our OCR products. This overall decrease is the result of the timing of the launch of OmmiPage Pro 12.0 in Q3 2002. The decrease in the OCR revenues was offset to some extent by an overall strengthening of our other Digital Capture product lines, in particular, PaperPort, as well as the revenues from the launch of our new product, PDF Converter.

     Total revenue for the nine months ended September 30, 2003 increased by $10.3 million or 13% from the comparable period in 2002. The increase in revenue from the comparable period 2002 is ascribed to a $17.5 million increase in our Speech and Language revenues, offset by a decline in our overall Digital Capture revenues of $7.2 million. The growth in Speech and Language revenues is accredited to growth in all three of our speech and language categories, networked, embedded, and dictation. Networked solutions saw an increase for the nine months ended September 30, 2003 of $12.3 million from the comparable period 2002, dictation productivity applications increased $3.6 million year over year, and while our embedded Text-to-Speech (TTS) product experienced considerable softening in the Asian market, our other embedded speech applications revenues were able to counterbalance resulting in an overall $1.6 million increase. The overall decrease in our Digital Capture revenues from 2002 was due primarily to lower sales of our OCR product line of which the timing of the September 2002 launch of OmmiPage 12 was a major factor, as well as the recognition in the first quarter 2002 of revenue previously deferred associated with completed OEM services. A strengthening in our Pager Management products offset these decreases to some extent, of which the launch of PaperPort 9.0 in March 2003 was the primary factor, as well as the initial launch of our PDF Converter product.

     Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the three months ended September 30, 2003 was 73% North America and 27% international versus 70% and 30%, respectively for the comparable period in 2002. Revenue for the nine months ended September 30, 2003 was 73% North America and 27% international, versus 74% North America and 26% international for the comparable period in 2002.

     A number of the Company's OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. We believe, if provided with this information, our geographical revenue classification would indicate a higher international percentage. Based on an estimate that factors our OEM partners' geographical revenue mix to our revenues generated from these OEM partners, revenue for the three months ended September 30, 2003 is approximately 66% North America and 34% international, compared to 62% and 38%, respectively, for the comparable period in 2002. The decrease in the international revenues for the three months ended September 30, as a percent of total revenues, is primarily driven by the SpeechWorks acquisition, whose product revenues are heavily weighted to the domestic market. Revenue for the nine months ended September 30, 2003, based on the above-mentioned estimate, is approximately 65% North America and 35% international, compared to 69% North America and 31% international. The increase in our international revenue is driven primarily from Europe. The increase is the result of increased sales and marketing resources, the addition of resellers, the release of Dragon Naturally Speaking 7.0 increased demand from OEMs for our RealSpeak product (TTS), as well as the continued growth of our PaperPort 9.0 in the international market space.

     The following table presents the breakdown of our revenue by distribution channel:

                           THREE MONTHS           NINE MONTHS ENDED
                        ENDED SEPTEMBER 30,         SEPTEMBER 30,
                        -------------------     --------------------
                           2003       2002        2003        2002
                        ----------   -------    ---------    -------
     VAR/Retail....         30%        44%         34%         43%
     Direct........         21%        27%         26%         23%
     OEM...........         49%        29%         40%         34%
                           ---        ---         ---         ---
                           100%       100%        100%        100%
                           ====       ===         ===         ===

     The increase in our OEM revenues and the corresponding decrease in our other sales channels, as a percentage of revenue, for the three and nine months ended September 30, 2003 as compared to the same period 2002, was primarily due to the Philips and SpeechWorks acquisitions.

     Cost of Revenue

     Cost of revenue for the three months ended September 30, 2003 was $6.8 million or 20.5% of total revenue, compared to $4.2 million or 14.9% in the comparable period of 2002. Cost of revenue for the nine months ended September 30, 2003 was $15.6 million or 17.6% of total revenue, compared to $12.9 million or 16.6% for the same period in 2002. The increase in cost of revenue in absolute dollars and as a percentage of revenue for the three and nine months ended September 30, 2003 is attributable to an increase in engineering costs related to professional services revenue resulting from the Philips and SpeechWorks acquisitions and increased technical support costs primarily related to the creation of a customer service department in Europe, partially offset by an increase in higher-margin license revenue. The Company expects gross margins will decline slightly over the remainder of the fiscal year due to an increase of professional services revenue as a percentage of total revenue.

     Cost of Revenue from Amortization of Intangible Assets

     Cost of revenue from amortization of intangible assets for the three months ended September 30, 2003 was $2.8 million or 8.4% of revenue, compared to $2.0 million or 7.0% for the comparable period in 2002. The increase in cost of revenue from amortization of intangible assets for the three months ended September 30, 2003 was due to $0.6 million of amortization related to an exclusive worldwide license to resell certain desktop dictation products and technologies acquired by the Company during the first quarter of 2003, amortization of intangibles of $0.1 million related to the Philips acquisition which was completed on January 30, 2003 and $0.1 million related to the SpeechWorks acquisition which was completed on August 11, 2003. Cost of revenue from amortization of intangible assets for the nine months ended September 30, 2003 was $7.5 million or 8.5% of revenue, compared to $7.5 million or 9.6% for the same period in 2002. The cost of revenue from amortization of intangible assets for the nine months ended September 30, 2003 of $7.5 million includes $1.1 million of amortization related to the exclusive worldwide license to certain desktop dictation products and technologies, $0.3 million related to the Philips acquisition which was completed on January 30, 2003 and $0.1 million related to the SpeechWorks acquisition which was completed on August 11, 2003. The comparable period in 2002 includes $1.6 million of intangible assets that became fully amortized during fiscal year 2002.

     Research and Development Expense

     Research and development expenses were $9.5 million or 29.0% of revenue for the three months ended September 30, 2003, compared to $7.3 million or 25.7% of revenue for the comparable period in 2002. Research and development costs for the nine months ended September 30, 2003 were $25.1 million or 28.3% of revenue, compared to $21.3 million or 27.3% for the comparable period in 2002. The increase in research and development expenses for both the three and nine months ended September 30, 2003 is the result of increased headcount and related costs associated with both the Philips and SpeechWorks acquisitions. The Company expects research and development expenses as a percentage of revenue to decline over the remainder of the fiscal year due to an increase in revenue and the realization of operational synergies.

     Selling, General and Administrative Expense

     Selling, general and administrative expenses for the three months ended September 30, 2003 were $15.6 million or 47.4% of revenue, compared to $11.4 million or 40.3% of revenue for the same period in 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $42.7 million or 48.2% of revenue, compared to $32.0 million or 40.9% for the nine months ended September 30, 2002. The increase in selling, general and administrative expenses in absolute dollars for the three and nine months ended September 30, 2003 was the result of increased compensation costs of approximately $3.5 million and $6.6 million, respectively, resulting from the addition of 58 sales and marketing employees and 23 general and administrative employees primarily due to the Philips and SpeechWorks acquisitions. The remaining increase in selling, general and administrative expenses for the three and nine months ended September 30, 2003, is due primarily to increased channel marketing expenses of $0.1 million and $1.0 million, respectively, increased professional fees of approximately $0.6 million and $1.5 million, respectively, bad debt expense of $0.1 million and $0.4 million, respectively, and transition expenses associated with the Philips integration. The Company expects selling, general and administrative expenses as a percentage of revenue to decline slightly over the remainder of the fiscal year.

     Amortization of Other Intangible Assets

     Amortization of other intangible assets for the three months ended September 30, 2003 was $0.7 million compared to $0.2 million for the comparable period in 2002. Amortization of other intangible assets for each of the nine months ended September 30, 2003 and 2002 was $1.4 million. Amortization of other intangible assets for the nine months ended September 30, 2003 of $1.4 million includes $0.5 million related to the Philips acquisition which was completed on January 30, 2003 and $0.2 million related to the SpeechWorks acquisition which was completed on August 11, 2003. The comparable period in 2002 includes $0.7 million of amortization expense related to intangible assets that were fully amortized during fiscal year 2002.

     Restructuring and Other Charges

     During the three months ended September 30, 2003, we eliminated 81 ScanSoft employees as a result of the SpeechWorks acquisition across all functional areas, resulting in a charge of $1.5 million for severance costs, representing the ratable recognition of expenses from the date the plan was announced through September 30, 2003. Certain of these employees have termination dates after September 30, 2003 and we expect to record $0.5 million of additional severance expense during the three months ended December 31, 2003. However, as employees will not receive the related termination benefits if such employees voluntarily leave prior to their expected termination dates, the $0.5 million of additional severance expense may be reduced.

     In addition, during the three month period ended September 30, 2003, we accrued $0.2 related to the closing of certain ScanSoft offices as a result of the SpeechWorks acquisition and other restructuring related expenses.

     In connection with the SpeechWorks acquisition, the Company eliminated 54 SpeechWorks former employees. In connection with this action, a liability of $1.3 million, representing severance and related benefits, has been included in the purchase price allocation. Of this balance, $0.8 million has been paid as of September 30, 2003 and the remainder is expected to be paid within the next 12 months and will be funded from working capital. As a result of ongoing restructuring activities, which include these employee termination actions, we estimate full year operating synergies of approximately $27.0 million. Reduced employee compensation costs resulting from employee termination actions account for approximately $16.7 million of this total. We expect that the remaining synergies will be achieved through reductions in redundant marketing programs, travel expenses, professional services and facilities related expenses.

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

     For the nine months ended September 30, 2003, the Company paid a total of $1.4 million in severance payments, of which $0.5 million relates to the March 2002 restructuring and $0.1 million relates to severance paid to the former Caere President and CEO, pursuant to a 2000 restructuring charge.

     At September 30, 2003, the remaining restructuring accrual from the current and prior restructuring activities amounted to $2.0 million. The balance is comprised of $0.1 million of lease exit costs and $1.9 million of employee-related severance costs, of which $0.3 million are for severance to the former Caere President and CEO, $0.1 million are for severance costs related to the 2003 Philips related restructuring actions and $0.6 million and $0.9 million are for severance costs related to actions taken during the quarters ended June 30, 2003 and September 30, 2003, respectively.

     The lease exit costs and severance due to the former Caere President and CEO will be paid through January 2004 and March 2005, respectively. Severance costs related to the 2003 Philips related restructuring actions will be paid through December 31, 2003. Severance costs related to restructuring actions undertaken during the three month period ended June 30, 2003 will be paid through March 2009. Severance costs related to employee termination actions undertaken during the three month period ended September 30, 2003, including the additional $0.5 million expected to be recorded during the three months ended December 31, 2003, will be paid through September 2004.

     Income (Loss) from Operations

     As a result of the above factors, loss from operations was $(4.2) million for the three months ended September 30, 2003 or (12.8)% of revenue, compared to income of $3.2 million or 11.2% of revenue for the comparable period in 2002. Loss from operations was $(7.0) million for the nine months ended September 30, 2003 or (7.9)% of revenue, compared to income of $1.9 million or 2.4% of revenue for the comparable period in 2002.

     Other Income (Expense), Net

     Other income (expense), net consists primarily of interest earned on cash and cash equivalents, offset by interest incurred for borrowings under notes payable, and foreign currency exchange gains and losses. Other income (expense), net was $0.3 million for the three months ended September 30, 2003, compared to $(0.2) million for the same period in 2002. Other income (expense), net was $0.7 million for the nine months ended September 30, 2003 compared to $(0.2) million for the same period in 2002. The change in other income (expense), net for the three months ended September 30, 2003 from the comparable period of 2002 is the result of higher interest income and foreign currency gains, offset by higher interest expense. The change in other income (expense), net for the nine months ended September 30, 2003 from the comparable period of 2002 is the result of higher foreign currency gains, offset by higher interest expense.

     Income (Loss) Before Income Taxes

     Income (loss) before income taxes was $(4.0) million for the three months ended September 30, 2003 or (12.0)% of revenue, compared to $3.0 million or 10.6% of revenue for the comparable period in 2002. Loss before income taxes was $(6.4) million for the nine months ended September 30, 2003 or (7.2)% of revenue, compared to income before income taxes of $1.7 million or 2.2% of revenue for the comparable period in 2002.

     Income Taxes

     The (benefit from) income taxes was $(0.2) million for the three months ended September 30, 2003 and consists of a $1.4 million federal tax refund relating to the carryback of net operating losses to a prior period and a $0.9 million deferred tax provision associated with differences between the book and tax amortization for certain goodwill, of which $0.5 million relates to 2002. The remainder of the provision includes foreign income and foreign withholding taxes. The provision for income taxes was $0.2 million for the three months ended September 30, 2002 and consisted of foreign and state tax provisions for which no operating loss carryforwards are available to offset the related taxable income.

     The provision for income taxes was $0.5 million for the nine months ended September 30, 2003 and consisted of foreign income taxes, foreign withholding taxes and a $1.4 million deferred tax provision associated with differences between the book and tax amortization for certain goodwill, of which $0.5 million relates to 2002. The provision also includes the impact of a $1.4 million federal tax refund relating to the carryback of net operating losses to a prior period net operating loss refund.

     The (benefit from) income taxes of ($0.2) million for the nine months ended September 30, 2002 consisted of foreign and state tax provisions, offset by a federal tax benefit of ($0.9) million, related to a refund of taxes paid by Caere Corporation prior to its acquisition by us.

     Net Income (Loss)

     As a result of all these factors, net loss totaled $(3.7) million or (11.3)% of revenue for the three months ended September 30, 2003, compared to net income of $2.8 million or 10.0% of revenue for the comparable period in 2002. Net loss totaled $(6.8) million or (7.7)% of revenue for the nine months ended September 30, 2003, compared to net income of $1.9 million or 2.4% of revenue for the comparable period in 2002

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, we had cash, cash equivalents and marketable securities of $48.0 million and working capital of $36.4 million as compared to $18.9 million in cash and cash equivalents and working capital of $16.8 million at December 31, 2002.

     Net cash provided by operating activities for the nine months ended September 30, 2003 was $3.0 million compared to $6.3 million for the comparable period in 2002. Cash provided by operations in the 2003 period came primarily from income from operations, after adjustments for non-cash amortization and depreciation, lower inventory balances and increases in other liabilities, partially offset by payments of accounts payable including those assumed in the Philips and SpeechWorks acquisitions, an increase in accounts receivable balances and an increase in prepaid expenses and other current assets.

     Net cash provided by investing activities for the nine months ended September 30, 2003 was $23.8 million compared to cash used in investing activities of $4.9 million for the comparable period in 2002. Net cash provided by investing activities during the 2003 period consisted $40.0 million acquired in the SpeechWorks transaction, partially offset by $1.4 million in capital expenditures, which included costs to build-out facilities in both North America and Europe, $8.6 million of payments associated with acquisitions and $6.1 million of payments associated with an exclusive licensing agreement. Net cash used in investing activities during 2002 consisted of $2.1 million in capital expenditures to build-out facilities in both North America and Europe and $2.9 million associated with acquisitions.

     Net cash provided by financing activities for the nine months ended September 30, 2003 was $2.5 million compared to net cash used in financing activities of $1.4 million for the comparable period in 2002. Net cash provided by financing activities during the nine months ended September 30, 2003 consisted of proceeds of $2.0 million from the issuance of common stock in connection with employee stock compensation plans and net proceeds of $6.8 million, excluding offering costs of $1.3 million paid in the prior year, from the underwritten offering of our common stock. This was offset by a $1.2 million payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement, the payment of the $3.3 million note payable related to the acquisition of Lernout & Hauspie assets during 2001, and $1.8 million of payments to repurchase outstanding common shares. Net cash used in financing activities during 2002 consisted of net proceeds of $5.7 million from the private placement of our common stock and $2.5 million from the exercise of stock options, offset by a $0.2 million payment on our capital lease obligation, a $7.0 million payment to repurchase shares of our treasury stock held by L&H, a $0.6 million principal payment on a note payable that was issued in connection with the acquisition of the L&H assets and a $1.8 million payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement.

     On August 11, 2003, we completed the SpeechWorks acquisition. As consideration for the acquisition, we exchanged 0.860 of a share of our common stock for each outstanding share of SpeechWorks stock. This transaction resulted in the issuance of approximately 32.5 million shares of our common stock. In addition, we assumed significant lease obligations totaling $30.9 million, an equipment line of credit of $1.5 million, standby letters of credit of $1.5 million, royalty commitments of $1.1 million and purchase commitments of $0.5 million. Assumed lease obligations of $30.9 million does not reflect future minimum sub-lease rentals of approximately $6.8 million.

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

     The following table outlines our contractual payment obligations as of September 30, 2003:

                                                                                 PAYMENTS DUE BY PERIOD
                                                            --------------------------------------------------------------
                                                                                                                    MORE
                                                                         LESS THAN        1-3         3-5          THAN 5
                CONTRACTUAL OBLIGATIONS                      TOTAL        1 YEAR         YEARS        YEARS         YEARS
------------------------------------------------------      -------       --------      -------       ------       -------
                                                                                    (IN THOUSANDS)
Convertible debenture ...............................       $27,524            --       $27,524           --       $    --
Deferred payment associated with Philips acquisition,
  including imputed interest ........................         1,150         1,150            --           --            --
Euro denominated note (5 million) associated with
  Philips acquisition ...............................         5,843         5,843            --           --            --
Deferred payments for technology license ............         5,205         2,617         2,588           --            --
Operating leases ....................................        38,316         5,290         9,658        5,388        17,980
Caere acquisition related costs .....................           847           847            --           --            --
Equipment line of credit ............................         1,467         1,130           293           44            --
Standby letters of credit ...........................         1,460           366            44           44         1,006
Royalty commitments .................................         1,080            50           820           60           150
Purchase commitments ................................           527           527            --           --            --
Imputed interest ....................................           409           197           212           --            --
                                                            -------       -------       -------       ------       -------
Total contractual cash obligations ..................       $83,828       $18,017       $41,139       $5,536       $19,136
                                                            =======       =======       =======       ======       =======

     Total future lease obligations in the table above do not reflect future minimum sub-lease rentals of approximately $6.8 million.

     Through September 30, 2003, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

     Historically and through December 31, 2001 we sustained recurring losses from operations in each reporting period. We reported net income (loss) of $6.3 million for 2002 and $(6.8) million for the nine months ended September 30, 2003, and have an accumulated deficit of $153.8 million at September 30, 2003. We believe that we have the ability to maintain operating expenses at levels commensurate with revenues to maintain positive cash flows from operations. We also believe that our existing working capital, including the cash received in connection with the SpeechWorks acquisition, cash flows from future operations and available borrowings under our line of credit facility, as amended, will be sufficient to meet our operating, investing and financing needs, for at least the next twelve months, including the integration and debt obligations incurred in connection with the Philips and SpeechWorks acquisition and the planned repurchase of up to $25 million of our common stock.

FOREIGN OPERATIONS

     We develop and sell our products throughout the world. As a result of the Caere acquisition in March 2000, the L&H acquisition in December 2001, and our Philips and SpeechWorks acquisitions, we significantly increased our presence in Europe and added operations in Asia. With our increased international presence in a number of geographic locations and with international revenues projected to increase in 2003 and thereafter, we are exposed to changes in foreign currencies including the euro and Japanese yen. Changes in the value of the euro or other foreign currencies relative to the value of the United States dollar could adversely affect future revenues and operating results. We do not generally hedge any of our foreign-currency denominated transactions or expected cash flows. However, in connection with the Philips acquisition on January 30, 2003, we entered into a forward hedge in the amount of $5.3 million to meet our obligation to pay the 5.0 million euro promissory note issued as part of the acquisition. On August 26, 2003, we entered into a forward hedge in the amount of $1.1 million to meet our obligation to pay the 1.0 million euro note payable to Philips issued as part of the acquisition

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however certain elements of SFAS No. 150 have been deferred. The adoption of the provisions of SFAS No. 150 not deferred did not have a material impact on the Company's financial position or results of operations and the Company does not expect the adoption of the deferred elements of SFAS No. 150 to have a material impact on its financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our current financial position and results of operations.

     In November 2002, the Emerging Issues Task Force ("EITF") of the FASB issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair value. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. In May 2003, as a result of questions raised regarding applicability of EITF No. 00-21 to software revenue recognition arrangements, the EITF reached a consensus regarding the application of the provisions of SOP 97-2 to arrangements containing software deliverables and non-software deliverables. The consensus reached in May 2003 was confirmed in July 2003 and was issued as Issue 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software" ("EITF No. 03-05"). EITF No. 03-05 concludes that software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality (e.g., computer hardware). Elements included in arrangements that do not qualify as software-related elements are to be accounted for under the guidance of EITF No. 00-21 and not SOP 97-2. Adoption of EITF No. 03-05 would require a cumulative catch-up adjustment and may be applied to new revenue arrangements entered into after the beginning of an entity's next reporting period beginning after August 13, 2003. The adoption of EITF No. 00-21 and EITF No. 0-05 did not have a material impact on our results of operations or financial condition.

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

     WE HAVE A HISTORY OF LOSSES. WE MAY INCUR LOSSES IN THE FUTURE. We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported net losses of $(3.7) million and $(2.9) million, and $(0.2) million in the quarters ended September 30, 2003, June 30, 2003 and March 31, 2003 and net income of $6.3 million for the fiscal year ended December 31, 2002, respectively. If we are unable to regain profitability, the market price for our stock may decline, perhaps substantially.

     OUR BUSINESS COULD BE HARMED IF WE DO NOT SUCCESSFULLY MANAGE THE INTEGRATION OF THE BUSINESSES THAT WE ACQUIRE, INCLUDING OUR RECENTLY COMPLETED ACQUISITION OF SPEECHWORKS. As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. Our acquisition of the speech and language technology operations of Lernout & Hauspie Speech Products N.V. and certain of its affiliates, including L&H Holdings USA, Inc. (collectively, L&H) and our acquisition of the Speech Processing Telephony and Voice Control business units from Philips required substantial integration and management efforts. Our recently completed acquisition of SpeechWorks International, Inc., will pose similar, and potentially greater, challenges. Acquisitions of this nature involve a number of risks, including:

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

     OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED AS A RESULT OF PURCHASE ACCOUNTING TREATMENT, AND THE CORRESPONDING IMPACT OF AMORTIZATION OF OTHER INTANGIBLES RELATING TO OUR RECENTLY COMPELTED ACQUISITION OF SPEECHWORKS, IF OUR RESULTS OF THE COMBINED COMPANY DO NOT OFFSET THESE ADDITIONAL EXPENSES. Under accounting principles generally accepted in the United States of America, ScanSoft has accounted for the acquisition of SpeechWorks using the purchase method of accounting. Under purchase accounting, ScanSoft has recorded the market value of its common stock issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring SpeechWorks. ScanSoft has allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. The amount of purchase price allocated to goodwill is approximately $128.4 million and the amount allocated to identifiable intangible assets is approximately $13.3 million. Goodwill is not subject to amortization but is subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. As a result, purchase accounting treatment of the acquisition could decrease net income for ScanSoft in the foreseeable future, which could have a material and adverse effect on the market value of ScanSoft common stock.

     THE COMBINED COMPANY WILL BE MANAGED BY A MANAGEMENT TEAM CONSISTING OF CURRENT SCANSOFT AND FORMER SPEECHWORKS EXECUTIVES, AND THIS MANAGEMENT TEAM MAY UNDERTAKE A STRATEGY AND BUSINESS DIRECTION WHICH IS DIFFERENT FROM THAT WHICH WOULD BE UNDERTAKEN BY SCANSOFT'S CURRENT MANAGEMENT TEAM. The new management team of the combined company will consist of certain current ScanSoft and SpeechWorks executives. The manner in which the new management team conducts the business of the combined company, and the direction in which the new management team moves the business, may differ from the manner and direction in which the current management of either ScanSoft or SpeechWorks would direct the combined or separate companies on a stand-alone basis. Such control by the new management team, together with the effects of future market factors and conditions, could ultimately evolve into an integration and business strategy that, when implemented, differs from the strategy and business direction currently recommended by ScanSoft's or SpeechWorks' current respective management and board of directors. The new management team, and any change in business or direction, may not improve, and could adversely impact, the combined company's financial condition and results of operations.

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

     OEM revenue represented 34% and 40% of our consolidated revenue for the year ended December 31, 2002 and for the nine months ended September 30, 2003, respectively. A select few of our OEM partners account for a majority of our OEM revenues. Our partners are not required to continue to bundle or embed our software, and they may choose the software products of our competitors in addition to, or in place of, our products. A significant reduction in OEM revenue would seriously harm our business, results of operations, financial condition and our stock price.

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

     WE HAVE GROWN AND MAY CONTINUE TO GROW, THROUGH ACQUISITIONS, WHICH MAY RESULT IN SIGNIFICANT INTANGIBLE ASSETS, DILUTION OF OUR EXISTING STOCKHOLDERS, USE OF CASH AND OTHER RISKS. We have recently completed the purchase of certain businesses and intellectual property from Philips and completed the acquisition of SpeechWorks on August 11, 2003, and may acquire additional complementary assets, technologies or businesses in the future. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of intangible assets that will be amortized or subject to impairment analyses in future years, and our future results will be adversely affected if we do not achieve benefits from these acquisitions commensurate with amortization and potential impairment charges. For example, our acquisition of Caere Corporation included a substantial write-off of acquired in-process research and development costs, and this also may occur as a result of other acquisitions.

     In connection with the Caere, the L&H and SpeechWorks acquisitions, we issued 19.0 million, 7.4 million and 32.5 million shares of our common stock respectively. We may continue to issue equity securities for future acquisitions and working capital purposes that could dilute our existing stockholders. In connection with the L&H acquisition, we issued a promissory note for $3.5 million. Under the terms of the Philips acquisition, we paid 3.1 million euros in cash at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended, and agreed to pay an additional 1.0 million euros in cash prior to December 31, 2003, issued a 5.0 million euro note due December 31, 2003 and bearing 5.0% interest per annum and issued a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of our common stock at $6.00 per share. Future acquisitions may also require us to expend significant funds or incur debt. If we expend funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decrease.

     SALES OF OUR DOCUMENT AND PDF CONVERSION PRODUCTS AND OUR DIGITAL PAPER MANAGEMENT PRODUCTS REPRESENTED APPROXIMATELY 51% AND 40%, RESPECTIVELY, OF OUR REVENUE FOR THE YEAR ENDED DECEMBER 31, 2002 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003. ANY REDUCTION IN REVENUE FROM THESE PRODUCT AREAS COULD SERIOUSLY HARM OUR BUSINESS. Historically, a few product areas have generated a substantial portion of our revenues. For the year ended December 31, 2002, our document and PDF conversion products represented approximately 39% of our revenue and our digital paper management products represented approximately 12% of our revenue. For the nine months ended September 30, 2003, our document and PDF conversion products represented approximately 26% of our revenue, and our digital paper management products represented approximately 14% of our revenue. A significant reduction in the revenue contribution from these product areas could seriously harm our business, results of operations, financial condition, cash flows and stock price.

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

     On July 15, 2003, Elliott Davis filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. We filed an answer and CounterClaim to Davis's Complaint on August 25, 2003. We believe Davis's claim has no merit, and we intend to defend the action vigorously.

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

     WE RELY ON A SMALL NUMBER OF DISTRIBUTION AND FULFILLMENT PARTNERS, INCLUDING 1450, DIGITAL RIVER, INGRAM MICRO AND TECH DATA, TO DISTRIBUTE MANY OF OUR PRODUCTS. ANY DISRUPTION IN THESE CHANNELS COULD HARM OUR RESULTS OF OPERATIONS. Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River, Ingram Micro and Tech Data to serve this network of channel partners. For the year ended December 31, 2002, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 25% and 17% of our consolidated revenue, respectively. During the nine-month period ended September 30, 2003, Ingram Micro and Digital River accounted for 18% and 13% of our consolidated revenue, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our results of operations in the short term. Any disruption for which we are unable to compensate could have a more sustained impact on our results of operations.

     A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE IS CONCENTRATED AMONG OUR THREE LARGEST DISTRIBUTION AND FULFILLMENT PARTNERS, INGRAM MICRO, INC., TECH DATA CORPORATION, AND DIGITAL RIVER, INC. Our products are sold through, and a substantial portion of our accounts receivable is derived from, three distribution and fulfillment partners. At September 30, 2003, Ingram Micro, Tech Data and Digital River represented 16%, 5% and 3% of our net accounts receivable, respectively. At December 31, 2002, Ingram Micro, Tech Data and Digital River represented 16%, 11% and 9%, of our net accounts receivable, respectively. In addition, although we perform ongoing credit evaluations of our distribution and fulfillment partners' financial condition and maintain reserves for potential credit losses, we do not require collateral. While, to date, such losses have been within our expectations, we cannot assure you that these actions will be sufficient to meet future contingencies. If any of these distribution and fulfillment partners were unable to pay us in a timely fashion or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

     A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM SALES IN EUROPE AND ASIA. OUR RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH THESE AND OTHER INTERNATIONAL REGIONS. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. Reported international revenue for both the year ended December 31, 2002 and nine months ended September 30, 2003 represented 27% of our consolidated revenue. Most of these international revenues are produced by sales in Europe and Asia. A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. However, based on an estimate that factors our OEM partners' geographical revenue mix to our revenue generated from these OEM partners, international revenue would have represented approximately 33% and 35% of our consolidated revenue for the year ended December 31, 2002 and nine months ended September 30, 2003, respectively.

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

     --   NEGATIVE CONSEQUENCES FROM CHANGES IN APPLICABLE TAX LAWS;

     -- DIFFICULTIES IN STAFFING AND MANAGING OPERATIONS IN MULTIPLE LOCATIONS IN MANY COUNTRIES;

     -- DIFFICULTIES IN COLLECTING TRADE ACCOUNTS RECEIVABLE IN OTHER COUNTRIES; AND

     --   LESS EFFECTIVE PROTECTION OF INTELLECTUAL PROPERTY.

     WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES. Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We generally do not engage in hedging transactions to manage our exposure to currency fluctuations. However, in connection with the Philips acquisition on January 30, 2003, we entered into a forward hedge in the amount of $5.3 million to meet our obligation to pay the 5.0 million euro promissory note (Philips Note) issued as part of the acquisition. On August 26, 2003, we entered into a forward exchange contract to hedge the foreign currency exposure of its 1.0 million euro note payable to Philips. Our exposure to currency rate fluctuations could affect our results of operations and cash flows.

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

     THE STOCKHOLDINGS OF OUR TWO LARGEST STOCKHOLDERS MAY ENABLE THEM TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL. As of September 30, 2003, Xerox beneficially owned approximately 15.4% of our outstanding common stock, including warrants exercisable for up to 525,732 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. The number of shares of common stock issuable upon exercise of the Xerox warrant may increase in accordance with a formula defined in the warrant agreement. The State of Wisconsin Investment Board (SWIB) is our second largest stockholder, owning approximately 11.5% of our common stock as of September 30, 2003. Because of their large holdings of our capital stock relative to other stockholders, Xerox and SWIB, acting individually or together, could have a strong influence over matters requiring approval by our stockholders.

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

     In January 2003, the Company entered into a forward exchange contract to hedge the foreign currency exposure of its 5.0 million euro note payable to Philips. A forward exchange contract to exchange a total of $5.3 million for 5.0 million Euros with a weighted-average settlement price of 1.0636 Euro/USD, with an original term of 11 months, was outstanding at September 30, 2003. In August 2003, the Company entered into a forward exchange contract to hedge the foreign currency exposure of its 1.0 million euro note payable to Philips. A forward exchange contract to exchange a total of $1.1 million for 1.0 million Euros with a weighted-average settlement price of 1.0820 Euro/USD, with an original term of 4 months, was outstanding at September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except as provided below, our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Subsequent to the end of the third quarter of 2003, we determined that a deferred tax provision was required in the first two quarters of 2003 to appropriately account for goodwill that was created as a result of taxable acquisitions. As a result, we have restated our results by increasing our tax provision by $250,000 for the first quarter of 2003 and $304,000 for the second quarter of 2003. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange
Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the end of the third quarter of 2003, we adopted additional controls and procedures related to accounting for income taxes associated with acquisitions including involvement of our tax personnel in the financial reporting process.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

This information is included in Note 17 ("Commitments and Contingencies") of the Notes to the Unaudited Consolidated Financial Statements, which information is incorporated herein by reference from Item 1 of Part I hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 11, 2003 the Company held a Special Meeting of its stockholders. At such meeting, the following actions were voted upon:

     (a) To approve the issuance of shares of ScanSoft common stock in connection with a merger of Spiderman Acquisition Corporation, a wholly-owned subsidiary of the Company, with and into SpeechWorks International, Inc.

--------------------------------------------------------------------------
  VOTES FOR         VOTES AGAINST        ABSTAINED      BROKER NON-VOTES
--------------------------------------------------------------------------
 37,724,407           1,092,688           121,023          20,669,112
--------------------------------------------------------------------------

     (b) To approve the amendment of the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of ScanSoft common stock reserved for issuance under the plan from 1,000,000 to 1,500,000.

----------------------------------------------------
  VOTES FOR        VOTES AGAINST        ABSTAINED
----------------------------------------------------
 56,852,697          2,579,417           175,116
----------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

(b) Reports on Form 8-K

     On August 22, 2003, ScanSoft filed a report on Form 8-K reporting under
Item 2 the acquisition of SpeechWorks International, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on November 14, 2003.


                                               SCANSOFT, INC.

                                               By: /s/ David A. Gerth
                                                   -----------------------------
                                                   David A. Gerth
                                                   Chief Financial Officer

                                     EXHIBIT
                                      INDEX

EXHIBIT
NUMBER                               DESCRIPTION
------         -----------------------------------------------------------------

2.1(1) Agreement and Plan of Reorganization, dated as of April 23, 2003, by and among the Registrant, Spiderman Acquisition Corporation and SpeechWorks International, Inc.

3.1(2)         Amended and Restated Certificate of Incorporation of the
               Registrant.

3.2(3)         Amended and Restated Bylaws of the Registrant.

10.1** Employment Agreement, dated August 11, 2003, by and between the Registrant and Paul A. Ricci.

10.2** Letter, dated May 23, 2003, from the Registrant to David A. Gerth regarding certain employment matters.

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