Form 10-K
period 2003-12-31
SCANSOFT INC
filed 2004-03-15
CIK 1002517

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


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
     (Address of Principal Executive Offices,         (Registrant's Telephone Number, Including Area
                Including Zip Code)                                        Code)
                                                                 HTTP://WWW.SCANSOFT.COM/
                                                                    (REGISTRANT'S URL)

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

     The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $234,956,810 based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     The number of shares of the Registrant's Common Stock, outstanding as of March 1, 2004 was 104,433,142.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                 SCANSOFT, INC.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
  Item 1.        BUSINESS....................................................    1
  Item 2.        PROPERTIES..................................................   12
  Item 3.        LEGAL PROCEEDINGS...........................................   12
  Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13
PART II
  Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                 STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                 SECURITIES..................................................   13
  Item 6.        SELECTED FINANCIAL DATA.....................................   15
  Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS...................................   17
  Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK........................................................   42
  Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   42
  Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE....................................   90
  Item 9A.       CONTROLS AND PROCEDURES.....................................   90
PART III
  Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   92
  Item 11.       EXECUTIVE COMPENSATION......................................   92
  Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................   92
  Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   92
  Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES......................   92
PART IV
  Item 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.........................................................   93

                           FORWARD LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT, IF THEY NEVER MATERIALIZE OR IF THEY PROVE INCORRECT, COULD CAUSE OUR RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE STATEMENTS THAT COULD BE DEEMED FORWARD-LOOKING, INCLUDING STATEMENTS PERTAINING TO: OUR REVENUE, EARNINGS, CASH FLOW AND LIQUIDITY; OUR STRATEGY RELATING TO SPEECH AND DIGITAL CAPTURE TECHNOLOGIES; THE POTENTIAL OF FUTURE PRODUCT RELEASES; OUR PRODUCT DEVELOPMENT PLANS AND INVESTMENTS IN RESEARCH AND DEVELOPMENT; FUTURE ACQUISITIONS; INTERNATIONAL OPERATIONS AND LOCALIZED VERSIONS OF OUR PRODUCTS; OUR CONTRACTUAL COMMITMENTS; COST SAVINGS ARISING FROM OUR 2003 RESTRUCTURING; OUR 2004 REVENUE EXPECTATIONS AND LEGAL PROCEEDINGS AND LITIGATION MATTERS. YOU CAN IDENTIFY THESE AND OTHER FORWARD-LOOKING STATEMENTS BY THE USE OF WORDS SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "INTENDS," "POTENTIAL,"
"CONTINUE" OR THE NEGATIVE OF SUCH TERMS, OR OTHER COMPARABLE TERMINOLOGY. FORWARD-LOOKING STATEMENTS ALSO INCLUDE THE ASSUMPTIONS UNDERLYING OR RELATING TO ANY OF THE FOREGOING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH IN THIS ANNUAL REPORT UNDER THE HEADING "RISK FACTORS." ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF. WE WILL NOT UNDERTAKE AND SPECIFICALLY DECLINE ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

                                  OUR BUSINESS

     We are a leading provider of software that allows users to incorporate speech, images and documents in digital applications, systems and devices. Our products and technologies automate manual processes and help enterprises, professionals and consumers increase productivity, reduce costs and save time. Our products are built upon speech and digital capture technologies, and are sold as solutions into the financial, legal, healthcare, government, telecommunications and automotive industries. Our speech technologies enable voice-activated services over a telephone, transform speech into text and text into speech, and permit voice control of devices and applications. Our digital capture technologies transform text, images and files into various digital formats. We focus on markets where we can exercise market leadership, where significant barriers to entry exist and where we possess competitive advantages, because of the strength of our technologies, products, services, channels and business processes.

     Our software is delivered as independent applications or as part of larger integrated systems, such as systems for customer service call centers, navigation systems in automobiles or digital copiers on a network. Our speech solutions enable seamless interaction with hardware and software systems simply by speaking, automatically create documents from speech, and transform text into synthesized speech. Our digital capture solutions eliminate the need to manually reproduce documents, automate the integration of documents into business systems, and enable the use of electronic documents and forms within XML, Internet, mobile and other business applications. Our products and technologies deliver a measurable return on investment to our customers.

     Our extensive technology assets, intellectual property and industry expertise in speech and digital capture create high barriers to entry in markets where we compete. Our technologies are based on complex mathematical formulas, which require extensive amounts of linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities, and we continue to build upon our leadership position. Our speech technology has industry-leading recognition accuracy, provides recognition for 48 languages and natural sounding synthesized speech in 22 languages, and supports a broad range of hardware platforms and operating systems. Our digital capture technology is recognized as the most accurate in the industry, with rates as high as 99.8%, and supports more than 100 languages. Our technologies are covered by more than 700 patents or patent applications.

     We have established relationships with more than 2,000 resellers, including leading system vendors, independent software vendors, value-added resellers and distributors, through which we market and distribute our products and solutions. In speech, companies such as IBM, Agere, Nortel, Intervoice and Aspect embed our technologies into telecommunications systems, as well as automotive, PC or multimedia applications. In digital capture, companies such as Brother, Canon, Hewlett-Packard, Konica and Xerox include our technology in digital copiers, printers and scanners, as well as multifunction devices that combine these capabilities. In addition, companies such as Kofax, Autodesk, Microsoft, Freedom Scientific and WestBrook embed our digital capture technology into their commercial software applications. Each of these listed companies is one of our five largest revenue producing OEM customers, in their respective category, for the year ended December 31, 2003. We also maintain an extensive network of value-added resellers to address the needs of specific markets, such as financial, legal, healthcare and government. We sell our applications to enterprises, professionals and consumers through major independent distributors that deliver our products to computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites.

     We incorporated as Visioneer, Inc. in March 1992 and through December 1998 developed and sold scanner hardware and software products. On January 6, 1999, Visioneer sold the hardware business and the Visioneer brand name to Primax
Electronics, Ltd., and on March 2, 1999, Visioneer acquired us, in a cash election merger, from Xerox Corporation. The corporate entity "Visioneer" survived the merger, but changed its name to "ScanSoft, Inc." In addition, Visioneer changed the ticker symbol for its common stock that trades on the Nasdaq National Market to "SSFT." On March 13, 2000, we merged with Caere Corporation, a California-based digital imaging software company. In December 2001, we acquired certain assets and intellectual property relating to the former Lernout & Hauspie ("L&H") entities that were in bankruptcy under the jurisdiction of both the United States Bankruptcy Court for the District of Delaware and the Belgium Court of Ieper and hired certain employees from those entities. From 1997 through December 31, 2002, we made four significant business acquisitions and acquired several key technologies for aggregate consideration totaling approximately $233.6 million. During the year ended December 31, 2003, we completed three significant business acquisitions and acquired additional key technologies for aggregate consideration totaling approximately $235.9 million. On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units ("Philips"), and related intellectual property, for aggregate consideration of approximately $35.3 million. On March 31, 2003, we entered into an agreement that grants us an exclusive license to resell, for a period of seven years, certain productivity applications in certain geographies worldwide. Total consideration was approximately $11.8 million. On August 11, 2003, we acquired SpeechWorks International, Inc. ("SpeechWorks"), for aggregate consideration of approximately $175.5 million. On December 19, 2003, we acquired LocusDialog, Inc. ("LocusDialog"), for aggregate consideration of approximately $13.1 million.

     Our focus on providing solutions that enable the capture and conversion of information and the automation of systems requires a broad set of technologies and channel capabilities. We have made and expect to continue to make acquisitions of other companies, businesses and technologies to complement our internal investments in these areas. We have a team that focuses on evaluating market needs and potential acquisitions to fulfill them. In addition, we have a disciplined methodology for integrating acquired companies and businesses after the transaction is complete.

OUR MARKETS AND PRODUCTS

 SPEECH MARKET

     Network Speech. Organizations look for ways to improve the quality of the customer service that they deliver, while reducing the operational costs associated with their business and in serving their customers. They also seek solutions that more effectively connect a mobile workforce with real-time enterprise information, including customer data, email and schedules, while at the same time reducing operating costs. Automatic speech recognition and text-to-speech technologies can be used to implement applications to achieve these goals.

     We have the market-leading speech recognition and text-to-speech solutions. We are a leading provider of software products and professional services that enable enterprises, telecommunications companies and government organizations to offer automated, speech-activated services over a telephone. Our network-based speech recognition solutions allow users to direct their own calls, obtain information and conduct transactions by simply speaking naturally over any telephone. Our network-based text-to-speech solutions deliver natural sounding results by using segments of real human speech, thereby increasing listener satisfaction especially in the delivery of multiple phrases and sentences. Our solutions provide a standards-based interface that supports the creation of speech-enabled applications in more languages than any other vendor.

     Our  solutions  are   used  within   a  wide  range   of  applications   in
customer-service intensive industries including financial services, telecommunications, utilities, government, travel and entertainment. Our network-based speech software is used in applications such as call centers, unified messaging systems, and voice portals that deliver enhanced information services, such as sports scores, news and stock quotes. In addition, we offer packaged solutions for applications that are common across a large set of customers and vertical markets. Currently, we offer packaged applications for directory assistance and corporate voice dialing and special portfolios for the healthcare, utilities and insurance industries.

     We license our network speech products to businesses as well as systems integrators, technology providers and telecommunications companies that in turn sell an integrated solution to businesses and end-users. We license our text-to-speech solutions to developers of telephony applications, including Avaya, Cisco, Genesys and Nortel, which integrate our solutions into hardware and software platforms.

     We complement our technologies and products with a professional services organization that supports customers and partners with business and systems consulting project management, user interface design and application development assistance. Our professional services are designed to shorten time-to-market, assist clients, reduce implementation risks and improve clients' competitive position. Our professional services staff is located in Boston, New York and San Francisco and internationally in Canada, Mexico, the United Kingdom, France, Germany, Australia, Japan, Korea and Singapore.

     Embedded Speech. Automatic speech recognition is a speaker-independent technology that adds voice control capabilities to applications and devices. This technology identifies specific words and phrases at any moment in time, converting spoken words into instructions that control functions within applications. Automobile, mobile communications, consumer electronics and computer game manufacturers and their suppliers are accelerating the development of products that require enhanced voice control capabilities. In addition, a growing number of independent software and hardware vendors are incorporating voice control into multimedia applications.

     Our embedded speech solutions are based upon automatic speech recognition technologies that allow users to interact with devices simply by speaking. Our solutions for automotive and mobile applications support a dynamic vocabulary of up to 50,000 words and have sophisticated noise management capabilities that ensure accuracy, even at high vehicle speeds. Our products scale to meet the size and accuracy requirements for automotive and navigation systems and offer rapid application development tools, extensive compatibility with hardware and operating systems, and support for up to 18 languages. We include toolkits with our engines that help developers add our technologies to applications such as navigation systems, hands-free cell phone devices and voice-activated controls in an automobile.

     Our embedded speech solutions are used by tier-one automobile, cell phone, entertainment and aftermarket system manufacturers, including Bosch-Blaupunkt, Delphi, Microsoft, Nokia, Sony and Visteon. These technologies are included as part of a larger system, application or solution that is designed, manufactured and sold by our partners. These partners include tier-one suppliers, companies whose size and importance qualifies them to be direct suppliers to the major automotive manufacturers, and in-dash radio, navigation system and other electronic device manufacturers, also known as aftermarket systems providers.

     Dictation. Organizations demand solutions that increase productivity by automating repetitive business processes, including the creation of documents, data entry and completing forms. They also look for ways to maximize the productivity of their existing workers, including those with disabilities, and to comply with government requirements relating to workplace safety and accessibility. Organizations also seek solutions that can reduce the cost associated with manual transcription of professional documents. Since most people can speak more quickly than they can type, speech is a natural and efficient way to interact with computers to address these problems.

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

     Our solutions are valuable within enterprises and workgroups for a number of reasons. Our software can operate within a distributed network environment, where speaker profiles can be stored on a server and accessed from any networked computer. Our solutions can also speech-enable existing business systems and applications, including electronic records management systems and customer service and billing applications. Our software allows a user to interact with a computer without a keyboard or mouse, increasing the productivity of disabled workers and those suffering from repetitive stress injury. Our solutions can also help government agencies address accessibility mandates, such as those described in Section 508 of the U.S. Government Rehabilitation Act. We also deliver versions of our products that are specialized for the medical, legal and public safety vertical markets.

     We offer a range of implementations, each with features that match a specific customer target. Our solutions are also used in enterprises and workgroups, particularly in the medical, legal, government, finance and education sectors. Our software is available in eight languages. We utilize a combination of our global reseller network and direct sales to distribute our speech recognition and dictation products. We believe we gain a competitive advantage through our established value-added reseller community, who provide local sales, integration, training and support services to our professional end-user customers. We also license our software to companies such as Corel and Panasonic, which bundle our solutions with some of their products.

     The following table summarizes our speech-related products:

PRODUCT                                                         HIGHLIGHTS
-------                                ------------------------------------------------------------
NETWORK SPEECH                         - Industry leading speech recognition solutions supporting
  OpenSpeech Recognizer SpeechPearl    up to 48 languages
                                       - Recognizes large vocabulary with low error rates
                                       - Allows users to speak naturally
                                       - Provides high-level development and operations tools and modules
                                       - Works with a wide variety of platforms from
                                       telecommunications vendors
                                       - Supports open standards including MRCP, SALT, VXML

PRODUCT                                                         HIGHLIGHTS
-------                                ------------------------------------------------------------

  RealSpeak                            - Industry-leading synthesized speech solution
  Speechify                            - Converts text into speech in 22 languages
                                       - Supports Microsoft Windows 98/NT/2000/XP, Windows CE,
                                         Windows CE for Automotive; Sun Solaris; and Linux
                                         operating systems
                                       - Available on multiple hardware and software systems

EMBEDDED SPEECH                        - Adds sophisticated command and control applications into
  Vocon                                  automotive, mobile, PC and multimedia applications
  ASR-1600                             - Rapid application development tools
                                       - Accurate speech recognition in noisy environments, even at high vehicle speeds
                                       - Supports Microsoft Windows 98/NT/2000/XP, Windows CE,
                                         Windows CE for Automotive; QNX; and Linux operating
                                         systems
                                       - Available on multiple hardware and software systems
                                       - Accurate speech recognition in noisy environments, even at high vehicle speeds

  RealSpeak                            - Industry-leading synthesized human speech solution
  ETI-Eloquence                        - Converts text into speech in 22 languages
                                       - Supports Microsoft Windows 98/NT/2000/XP, Windows CE,
                                         Windows CE for Automotive
                                       - Available on multiple hardware and software systems

DICTATION                              - Highly accurate automatic speech recognition available in
  Dragon NaturallySpeaking             8 languages
  IBM ViaVoice                         - Converts speech into text at up to 160 words per minute
                                       - Recognizes more than 250,000 words
                                       - Speech-enables Microsoft Windows applications
                                       - Vertical implementations for medical, legal and public
                                       safety markets
                                       - Performs complex tasks simply by speaking
                                       - Complements accessibility efforts for disabled workers
                                       - Supports Microsoft Windows 98/NT/2000/XP

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

     Our  solutions  help  businesses  save  time  and  money  by  automatically converting paper documents and PDF files into editable and usable business documents. Based on optical character recognition ("OCR"), our software delivers highly accurate document and PDF conversion, replacing the need to manually re-create documents. Our software preserves document formatting and provides editing capabilities that re-create the complex components in a typical document, including formatted text, columns, graphics, tables and spreadsheets. Our products can be used with existing business applications and enable the distribution and publishing of documents to email, Internet and mobile applications using standard file formats, including XML, HTML, PDF and Open eBook.

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

     Our solutions are used in professional office settings, particularly in the government, legal, finance and education sectors. Our software is available in 11 languages. We utilize a combination of our global reseller network and direct sales to distribute our document and PDF conversion products. We license our software to companies such as Canon, Hewlett-Packard and Xerox, which bundle our solutions with multifunction devices, digital copiers, printers and scanners. In October 2003, we introduced a new product that converts PDF documents and files into editable Microsoft Word format. The product, developed by ScanSoft in collaboration with Microsoft, is designed to help increase the productivity of workers by allowing them to edit and use information contained in PDF files.

     We also license software development toolkits to independent software vendors, integrators and in-house developers to add document and PDF conversion capabilities to their applications. Our independent software vendor customers include vendors, such as Microsoft and Symantec. Our technology is also used within high-end enterprise systems from vendors such as Kofax and Lockheed Martin.

     Digital Paper Management. As the volume and complexity of corporate data continues to multiply, organizations are increasingly challenged in their efforts to manage all of their paper and digital documents. The wide dispersion of documents makes finding information even more difficult, time-consuming and costly. As a result, businesses need solutions that allow individuals, workgroups or the entire organization to more efficiently organize, find and share business documents.

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

     Within enterprises, workgroups and distributed teams, our solution can also facilitate the movement of scanned paper and digital documents into email, print and other business applications. This streamlines the flow of documents between workers, decreasing the time and costs associated with managing and using paper documents. Our solution integrates with established file systems to simplify the transfer of documents between desktop and enterprise content management systems.

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

     Our solutions are used in enterprises and workgroups, especially those within the government, financial, public safety, education, legal, healthcare and real estate industries. Our software is available in English, French and German. We utilize a combination of our global reseller network and direct sales to distribute our electronic forms products. Companies such as Hewlett-Packard bundle our solutions with multifunction devices, digital copiers, printers and scanners.

     The following table summarizes our digital capture products:

PRODUCT                                                         HIGHLIGHTS
-------                                ------------------------------------------------------------
DOCUMENT AND                           - Converts paper and PDF into documents that can be edited,
PDF CONVERSION                         archived and shared
 OmniPage                              - Most widely used optical character recognition product
                                       - Accuracy of up to 99.8%, the highest in the industry
                                       - Converts into XML, HTML, Open eBook, Microsoft Word, Excel and PowerPoint
                                       - Retains precise document layout and formatting
                                       - Integrates with enterprise content management systems
                                       - Recent Editors' Choice Awards from PC Magazine and CNET
  PDF Converter                        - Converts PDF documents and files into editable Microsoft
                                       Word documents
                                       - Developed and marketed through relationship with Microsoft
                                       - Reduces time required in reproducing documents
                                       - Retains precise document layout and formatting
                                       - Available in seven languages
  Capture                              - Toolkit of sophisticated imaging, PDF and capture
  Development System                   capabilities
                                       - Optical character recognition, handprint, checkbox and
                                       barcode recognition
                                       - Supports PDF, JPEG, TIFF and other image formats
                                       - Recognizes more than 100 languages
                                       - Supports over 200 scanning devices
                                       - Available on Microsoft Windows 98/ME/NT4/2000/XP operating systems
DIGITAL PAPER                          - Simplifies scanning, organizing and sharing paper
MANAGEMENT                             documents
 PaperPort                             - Index, search and retrieve scanned paper and digital
                                       documents
                                       - Adds document management and collaboration capabilities to
                                         Microsoft Windows
                                       - Adds scanning and creation of searchable PDF files to
                                       Oracle 9i
                                       - Integrates with network file systems and content
                                       management applications
                                       - Speeds document set assembly and connectivity to workgroup
                                       - Localized in eight languages
ELECTRONIC                             - Converts paper, static PDF and Microsoft Word forms into
FORMS                                  fillable electronic forms
 OmniForm                              - Supports online filling, routing, electronic signing, and collection of forms
                                       - Connectivity with Microsoft InfoPath, Excel, SQL Server,
                                       Oracle and other database applications
                                       - Supports XML, HTML and PDF standards
                                       - Localized in English, French and German

OUR COMPETITIVE STRENGTHS

     Core Technology Assets. In recent years, we have developed and acquired extensive technology assets, intellectual property and industry expertise in digital capture and speech. Our technologies are based on complex mathematical formulas, which require extensive linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities. We continue to invest in the advancement of our technologies to maintain our market leading position and to develop new applications. As of December 31, 2003 we had over 300 full-time employees in research and development, and our technologies were covered by more than 700 patents or patent applications.

     Broad Distribution Channels. We have established relationships with more than 2,000 resellers, including leading system vendors, independent software vendors and distributors. We maintain an extensive network of value-added resellers to address the needs of specific markets, such as financial, legal, healthcare and government. We believe that our extensive channel relationships increase the difficulty for competitors to develop a similar channel network and make it difficult for our products to be displaced. In addition, our far-reaching channel network enables us to introduce new products quickly and effectively throughout the global marketplace.

     Leading Market Share. We have a strong market position in each of our product categories and are the market leader in document and PDF conversion, network-based speech recognition and text-to-speech, and dictation. Organizations tend to look to established market leading vendors when making product selections. As the established brand in our markets, we believe we can target and win more partnership arrangements and new customers than our competition.

     International Focus. The broad language coverage within our product offerings increases the likelihood that we will be a selected technology provider to vendors selling globally. Our language coverage is difficult for competitors to duplicate, and our presence in global markets limits the potential entry of new regional competitors. With nearly one half of our employees located outside of North America, we are able to efficiently compete on a global basis.

     Multiple End Markets. We sell to a range of end markets and maintain a tiered distribution model that provides a diversified revenue stream and broad market exposure. We are not dependent on any single market segment or set of end customers and earn revenue from both established and emerging markets.

OUR STRATEGY

     Pursue High Growth Markets In Speech. We intend to leverage our technologies and market leadership in speech to expand our opportunities in the call center, automotive, healthcare, telecommunications and mobile markets. We also intend to pursue emerging opportunities to use our speech technology within consumer devices, games and other embedded applications. To expand our position, we have introduced new versions of our products that are designed for specific markets; completed new license agreements with customers and partners that will resell our technologies; and completed the acquisition of LocusDialog, SpeechWorks and Philips that we believe complement our existing solutions and resources in the telecommunications, automotive and electronics markets.

     Expand PDF and Digital Capture Solutions. We intend to enhance the value of our digital capture solutions for enterprises to address the proliferation of PDF, the expanded use of content management systems, and the widespread adoption of networked multifunction and digital scanning devices. We have introduced new products or new versions of existing products to take advantage of these growth opportunities. We also plan to enhance our software development toolkits so our technologies can be integrated with more third-party solutions.

     Grow Market Share. We intend to increase our market share in each of our product categories. In particular, we intend to expand and add features and functions to our products to make our solutions more useful to and useable by a larger customer base. In addition, we intend to aggressively pursue sales and partnership opportunities to build on our leading positions in the text-to-speech and speech recognition markets.

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

     Pursue Strategic Acquisitions. We have selectively pursued strategic acquisitions. For example, during the year ended December 31, 2003 we completed the LocusDialog, SpeechWorks and Philips acquisitions. We intend to continue to pursue strategic acquisitions as a part of our growth strategy.

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

     We also maintain an extensive network of value-added resellers to address the needs of specific markets, such as financial, legal, healthcare and government. We sell our applications to enterprises, professionals and consumers through distribution and fulfillment partners, including 1450, Ingram Micro, Tech Data and Digital River. These distribution and fulfillment partners provide our products to computer superstores, consumer electronic stores, eCommerce Web sites, mail order houses and office superstores, such as Amazon.com, Best Buy, CDW, MicroWarehouse, Circuit City, CompUSA, Fry's Electronics, Office Depot, PC Connection and Staples. We also maintain an extensive network of value added resellers to address the needs of specific markets such as healthcare, legal and public safety. We also sell products through our Web site at www.ScanSoft.com.

     Until June 2003, the majority of our software products were manufactured, packaged and shipped by GlobalWare Solutions on a worldwide basis. During June 2003, we transitioned our manufacturing and fulfillment activity to Hewlett-Packard.

     As of December 31, 2003, we employed 195 full-time sales and marketing employees in offices worldwide.

PROPRIETARY TECHNOLOGY

     We exploit our proprietary technology, trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain our competitive position. We rely on patent law, copyright law, trade secret laws, secrecy, technical measures, licensee agreements and non-disclosure agreements to protect our technology, trade secrets and other proprietary rights. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business, to maintain a technological advantage over our competitors and to generate licensing revenue. In this regard, we have obtained patents that directly relate to our products. Our digital capture and speech technologies are covered by more than 700 patents or patent applications. These patents expire on various dates between 2005 and 2019.

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

     We require our employees to execute confidentiality and invention assignment agreements in order to protect our proprietary technology and other proprietary rights. We also rely on trade secrets and proprietary know-how to protect our proprietary rights.

CUSTOMERS

     Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River, Ingram Micro and Tech Data to serve this network of channel partners. For the year ended December 31, 2003, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 16% and 13% of our consolidated revenue, respectively. During the year ended December 31, 2002, Ingram Micro and Digital River, accounted for 25% and 12% of our consolidated revenue, respectively.

RESEARCH AND DEVELOPMENT

     The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing client requirements. As a result, we believe that our future growth is highly dependent on the timely and efficient introduction of new and updated products and technology. As of December 31, 2003, we employed over 300 people in research and development, slightly over half of whom are located in international locations. Our employees based in overseas facilities extend our global focus while often lowering our overall cost of research and development. To promote efficiency in our research and development efforts, we have organized the effective use of global development teams and a comprehensively integrated development process. In addition, we have developed and refined our time-to-market process, which contributes to cost-effective resource management while promoting technology sharing across programs.

     Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our clients. Our research and development expenses for the years ending December 31, 2003, 2002 and 2001 were $33.9 million, $27.6 million and $14.0 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. All research and development expenses have been expensed as incurred.

INTERNATIONAL OPERATIONS

     We currently have offices in a number of international locations including:
Australia, Belgium, Canada, Denmark, England, France, Germany, Hong Kong, Hungary, Italy, Japan, the Netherlands, Poland, Spain, Sweden and Taiwan. The scope of our international operations includes research and development, customer support and sales and marketing. Our international research and development is conducted in Budapest, Hungary; Merelbeke, Belgium; and Aachen, Germany. Additionally sales and support offices are located throughout the world to support our current international customers and to expand our international revenue opportunities.

     Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the year ended December 31, 2003 was 72% North America and 28% international, versus 73% North America and 27% international for the comparable period in 2002.

     A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. We believe that if provided with this information, our geographical revenue classification would indicate a higher international percentage. Based on an estimate that factors our OEM partners' geographical revenue mix to our revenues generated from these OEM partners, revenue for the year ended December 31, 2003, was approximately 65% North America and 35% international, compared to 67% North America and 33% international for the comparable period in 2002.

     Additional financial information relating to foreign and domestic sales and operations for each of the three years in the period ended December 31, 2003 included elsewhere in this Annual Report on Form 10-K is set forth in Note 19, "Segment & Geographic Information," of the Notes to Consolidated Financial Statements attached hereto.

     For a discussion of risks attendant to our foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- A significant portion of our revenue is derived from sales in Europe and Asia. Our results could be harmed by economic, political, regulatory and other risks associated with these and other international regions."

COMPETITION

     There are a number of companies that develop or may develop products that compete in our targeted markets; however, currently there is no one company that competes with us in all of our product areas. The individual markets in which we compete are highly competitive, and are subject to rapid technology changes. Within digital capture, we compete directly with ABBYY, I.R.I.S. and NewSoft. Within speech, we compete with AT&T, Fonix, IBM, Nuance Communications and Rhetorical. Vendors such as Adobe and Microsoft offer solutions that can be considered alternatives to some of our solutions. In addition, a number of smaller companies produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

     Some of our competitors or potential competitors in our markets have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

EMPLOYEES

     As of December 31, 2003 we employed 806 people on a full-time basis, 379 in the United States and 427 internationally. Of the total, 314 were in product research and development, 195 in sales and marketing, 210 in operations and support, and 87 in finance and administration. Our employees may be subject to collective bargaining agreements at a company or industry level in those countries where this is part of the local labor law or practice. We have experienced no work stoppages and believe that our employee relations are good. We have utilized the services of consultants, third-party developers, and other vendors in our sales, development, manufacturing activities and finance and administration functions.

     Upon the closing of the Philips acquisition on January 30, 2003, we hired 116 employees. As of December 31, 2003, 77 of these employees were still with the Company, 41 in product research and development, 8 in sales and marketing and 28 in operations and support.

     Upon closing the SpeechWorks acquisition on August 11, 2003, we hired 307 employees. As of December 31, 2003, 243 of the employees were still with the Company, 52 in product research and development, 53 in sales and marketing, 127 in operations and support and 11 in general and administrative.

     Upon the closing of the LocusDialog acquisition on December 19, 2003, we hired 48 employees, 15 in product research and development, 14 in sales and marketing, 14 in operations and support and 5 in general and administrative.

AVAILABLE INFORMATION

     Our reports filed with Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.scansoft.com, as soon as reasonably practicable after such reports are filed electronically with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     Our principal administrative, sales, marketing and support functions occupy 45,860 square feet of space that we lease in Peabody, Massachusetts. We also lease 26,568 square feet of space in Waltham, Massachusetts where our North American speech and language research and development is performed. These leases expire in July 2006 and September 2006, respectively. Additionally, we lease approximately 21,180 square feet of research and development space located in Budapest, Hungary and 20,085 square feet in Merelbeke, Belgium, which houses additional research and development space and our international headquarters. These leases expire in December 2006 and April 2008, respectively. In connection with the Philips acquisition, we assumed a lease for approximately 39,000 square feet of research and development space located in Aachen, Germany. This lease expires in March 2006. In connection with the acquisition of SpeechWorks, we assumed a lease for approximately 54,000 square feet of administrative, sales, marketing and support office space in Boston, Massachusetts. This lease expires in September 2004. In addition, we assumed two leases for approximately 8,000 square feet and 15,000 square feet, respectively, of research and development space located in Montreal, Canada. These leases expire in January 2010 and March 2013, respectively. In connection with the acquisition of LocusDialog, we assumed a lease for approximately 12,000 square feet of research and development space located in Montreal, Canada. We also lease a number of small sales and marketing offices in Asia and Europe, including offices located in Amsterdam, the Netherlands; Hong Kong, China; Taipei, Taiwan; Milan, Italy; Munich, Germany; Goteborg, Sweden; Paris, France; Reading, England; Budapest, Hungary; and Tokyo, Japan.

     As of December 31, 2003, we were productively utilizing substantially all of the space in our facilities. We believe that our existing facilities are adequate for our needs for at least the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

     Like many companies in the software industry, the Company has from time to time been notified of claims that the Company may be infringing certain intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, the Company may seek licenses for these intellectual property rights. There is no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to the Company or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by the Company.

     From time to time, the Company receives information concerning possible infringement by third parties of the Company's intellectual property rights, whether developed, purchased or licensed by the Company. In response to any such circumstance, the Company has counsel investigate the matter thoroughly and the Company takes all appropriate action to defend its rights in these matters.

     On July 15, 2003, Elliott Davis ("Davis") filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Davis alleges that SpeechWorks is infringing United States Patent No. 4,802,231 entitled "Pattern Recognition Error Reduction System" (the "'231 Patent"). The '231 Patent generally discloses techniques for a pattern recognition system and method wherein errors are reduced by creating independent error templates that correspond to patterns that tend to be erroneously matched and linked error templates that are linked to specified reference templates that are stored for comparison. In addition, on November 26, 2003, Davis filed an action against the Company in the United States District Court for the Western District for New York (Buffalo) claiming that the Company infringed the '231 Patent. Damages are sought in an unspecified amount. Although the Company has, both prior to and as a result of the SpeechWorks acquisition, several products in the speech recognition technology field, the Company believes that the products do not infringe the '231 Patent because neither the Company nor SpeechWorks use the claimed techniques. SpeechWorks filed an Answer and Counterclaim to Davis's Complaint in its case on August 25, 2003 and the Company filed an Answer and Counterclaim to Davis's Complaint in its case on December 22, 2003. The Company believes Davis's claims have no merit and intends to defend the actions vigorously.

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

     On December 28, 2001, the Massachusetts Institute of Technology and Electronics For Imaging, Inc. sued the Company in the United States District Court for the Eastern District of Texas for patent infringement. The Company has settled that action for an immaterial amount and was dismissed from the action on December 12, 2003.

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

     The Company believes that the final outcome of these matters will not have a significant adverse effect on its financial position and results of operations. However, even if its defense is successful, the litigation could require significant management time and could be costly. Should the Company not prevail in any such litigation, its operating results, financial position and cash flows could be adversely impacted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

     Our common stock commenced trading on the Nasdaq National Market on December 11, 1995 under the symbol "VSNR," and traded under that symbol until March 3, 1999. Our common stock is now traded on the Nasdaq National Market under the symbol "SSFT." As of December 31, 2003, there were outstanding

102,592,019 shares of common stock. The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported on the Nasdaq National Market.

                                                              HIGH     LOW
                                                              -----   -----
FISCAL 2003:
  First quarter.............................................  $6.50   $3.81
  Second quarter............................................   6.55    4.45
  Third quarter.............................................   5.98    3.32
  Fourth quarter............................................   6.50    4.15
FISCAL 2002:
  First quarter.............................................  $6.00   $2.88
  Second quarter............................................   8.85    5.30
  Third quarter.............................................   7.94    3.15
  Fourth quarter............................................   7.77    3.16

     The  equity compensation  plan information  incorporated by  reference into
Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.

     As of March 1, 2004, there were 742 stockholders of record and the last reported sale price of our common stock on the Nasdaq National Market was $5.38 per share.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

     Our loan and security agreement with Silicon Valley Bank, as amended on September 30, 2003, contains a restrictive covenant which prohibits us from paying or declaring any dividends on our capital stock during the term of the agreement (except for dividends payable solely in capital stock) without Silicon Valley Bank's prior written consent. In addition, the zero coupon convertible subordinated debenture due in 2006 that was issued to Koninklijke Royal Philips Electronics N.V. ("Philips") in connection with our acquisition of the Speech Processing Telephony and Voice Control business units of Philips contains a restrictive covenant which prohibits us from paying or declaring any dividend or distribution (other than distributions of our equity securities) on our capital stock while the debenture is outstanding. This restriction terminates if one half or more of the debenture is converted by Philips into common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     During the last year and since December 31, 2002, we have issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof and/or Regulations S promulgated thereunder. The recipients of securities in each such transaction represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

     (a) On January 30, 2003, we issued to Philips a $27.5 million three-year, zero-interest convertible subordinated debenture. This debenture is convertible into shares of our common stock at any time at the option of Philips at a conversion price of $6.00 per share. We relied upon Section 4(2) of the Securities Act in connection with the issuance of these securities, and appropriate legends were placed on such securities.

Phillips represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

     (b) On March 31, 2003, in connection with the acquisition of certain intellectual property assets related to multimodal speech technology for Lobby7, Inc. ("Lobby7"), we issued a warrant to Lobby7, expiring October 31, 2005, for the purchase of 78,000 shares of our common stock at an exercise price of $8.10 per share. We relied upon Section 4(2) of the Securities Act in connection with the issuance of the warrant, and appropriate legends were affixed to the warrant issued in the transaction. Lobby7 represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

     (c) On August 11, 2003, in connection with the SpeechWorks acquisition, we issued a warrant to our investment banker, expiring on August 11, 2009, for the purchase of 150,000 shares of our common stock at an exercise price of $3.98 per share. We relied upon Section 4(2) of the Securities Act in connection with the issuance of the warrant, and appropriate legends were affixed to the warrant.

     (d) On December 17, 2003, pursuant to a letter agreement, dated October 17, 2003, we issued a warrant to a former employee of the SpeechWorks, expiring December 17, 2004, for the purchase of (i) 11,180 shares of our common stock at an exercise price of $7.70 per share, and (ii) 2,552 shares of our common stock at an exercise price of $5.64 per share. We relied upon Section 4(2) of the Securities Act in connection with the issuance of the warrant, and appropriate legends were affixed to the warrant.

     (e) On December 19, 2003, in connection with the acquisition of LocusDialog, certain shareholders of LocusDialog were issued 2,328,638 shares of our common stock. We relied upon Section 4(2) of the Securities Act, and Regulation S promulgated thereunder, in connection with the issuance of these shares, and appropriate legends were affixed to the share certificates issued in the transaction.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

     The statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2000 and 1999 have been derived from our consolidated financial statements which are not included elsewhere in this Annual Report on Form 10-K.

     On March 2, 1999, we acquired ScanSoft, Inc., an indirect wholly-owned subsidiary of Xerox Corporation. On June 30, 1999, we acquired certain assets and liabilities of MetaCreations Corporation. On March 13, 2000, we acquired Caere. On December 12, 2001, we acquired substantially all of the speech and language technology operations of L&H. On January 30, 2003, we completed the acquisition of the Philips Speech Processing Telephony and Voice Control business units. On August 11, 2003, we acquired all of the outstanding stock of SpeechWorks International, Inc. On December 19, 2003, we acquired all of the outstanding shares of LocusDialog. These acquisitions were each accounted for under the purchase method of accounting. Accordingly, the results of operations from the ScanSoft, MetaCreations, Caere, L&H, Philips, SpeechWorks and
LocusDialog acquisitions are included in our results of operations from the applicable acquisition dates.

                                 SCANSOFT, INC.

                            SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                       2003(4)       2002      2001(3)     2000(2)     1999(1)
                                       --------    --------    --------    --------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:
Total revenue........................  $135,399    $106,619    $ 62,717    $ 47,961    $31,629
                                       --------    --------    --------    --------    -------
Costs and expenses:
  Cost of revenue
      -- stock-based compensation....        11          --          --          --         --
     -- all other expenses...........    26,123      16,419      12,849      12,692      7,602
  Cost of revenue from amortization
     of intangible assets............    10,516       9,470      14,192      11,569      1,405
  Research and development
      -- stock-based compensation....        15          --          --          --         --
     -- all other expenses...........    33,938      27,633      13,968      14,967      6,920
  Selling, general and administrative
      -- stock-based compensation....       304         103          15          --         --
     -- all other expenses...........    64,964      43,668      25,296      27,111     14,509
  Amortization of goodwill and other
     intangible assets(5)............     2,297       1,682      13,328      11,017        516
  Restructuring and other charges,
     net(6)..........................     3,693       1,041          --       4,811        346
  Acquired in-process research and
     development.....................        --          --          --      18,291      3,944
                                       --------    --------    --------    --------    -------
     Total costs and expenses........   141,861     100,016      79,648     100,458     35,242
                                       --------    --------    --------    --------    -------
Income (loss) from operations........    (6,462)      6,603     (16,931)    (52,497)    (3,613)
Other income (expense), net..........       675         (16)       (263)       (282)     1,015
                                       --------    --------    --------    --------    -------
Income (loss) before income taxes....    (5,787)      6,587     (17,194)    (52,779)    (2,598)
Provision for (benefit from) income
  taxes..............................      (269)        254        (317)        472        150
                                       --------    --------    --------    --------    -------
Net income (loss)....................  $ (5,518)   $  6,333    $(16,877)   $(53,251)   $(2,748)
                                       ========    ========    ========    ========    =======
Net income (loss) per share: basic
  and diluted........................  $  (0.07)   $   0.09    $  (0.34)   $  (1.26)   $ (0.11)
                                       ========    ========    ========    ========    =======
Weighted average common shares
  outstanding:
  Basic..............................    78,398      67,010      49,693      42,107     25,630
                                       ========    ========    ========    ========    =======
  Diluted............................    78,398      72,796      49,693      42,107     25,630
                                       ========    ========    ========    ========    =======

                                                         AS OF DECEMBER 31,
                                       -------------------------------------------------------
                                         2003        2002        2001        2000       1999
                                       --------    --------    --------    --------    -------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and
     short-term investments..........  $ 42,584    $ 18,853    $ 14,324    $  2,633    $ 5,224
  Working capital (deficit)..........    44,305      16,842       9,318      (6,484)     7,031
  Total assets.......................   401,940     143,690     142,070     109,480     29,982
  Long-term liabilities..............    48,340         725       6,143       2,172         --
  Total stockholders' equity.........   303,226     119,378     114,534      87,461     21,924

---------------

(1) On March 2, 1999, Visioneer acquired ScanSoft, in a cash election merger, from Xerox Corporation.

(2) On March 13, 2000, the Company merged with Caere Corporation ("Caere"), a California-based digital imaging software company.

(3) On December 12, 2001, the Company acquired the speech and language technologies operations of Lernout & Hauspie Speech Products, N.V. (L&H).

(4) On January 30, 2003, the Company acquired Royal Philips Electronic Speech Processing Telephony and Voice Control business units, and related intellectual property ("Philips"). See Note 23 to Notes to Consolidated Financial Statements.

     On August 11, 2003, the Company acquired SpeechWorks International, Inc. ("SpeechWorks"). See Note 22 to Notes to Consolidated Financial Statements.

     On  December   19,   2003,   the   Company   acquired   LocusDialog,   Inc.
     ("LocusDialog"). See Note 21 to Notes to Consolidated Financial Statements.

(5) See Notes 5 and 6 to Notes to Consolidated Financial Statements.

(6) See Note 9 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING THE RISKS DESCRIBED IN "RISK FACTORS" STARTING ON PAGE 31 AND ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW OF THE BUSINESS

     We are a leading provider of software that allows users to incorporate documents, images and speech into digital applications. Our products and technologies automate manual processes and help enterprises, professionals and consumers increase productivity, reduce costs and save time. Our products are built upon digital capture and speech technologies, and are sold as solutions into the financial, legal, healthcare, government, telecommunications and automotive industries. We focus on markets where we can exercise market leadership, where significant barriers to entry exist and where we possess competitive advantages, because of the strength of our technologies, products, services, channels and business processes.

     On September 30, 2003, we amended our loan and security agreement with Silicon Valley Bank for a revolving loan in a principal amount not to exceed $10.0 million, collateralized by substantially all of our personal property, but not our intellectual property. At the date of this Annual Report on Form 10-K, no amounts have been drawn under the terms of this agreement.

     On January 3, 2003, we paid $3.3 million in full settlement of all principal and accrued interest on the promissory note issued in connection with the L&H acquisition on December 12, 2001.

     On January 30, 2003, we completed the acquisition of the Speech Processing Telephony and Voice Control business units of Royal Philips Electronics N.V. ("Philips"), and related intellectual property, on the terms set forth in the purchase agreement dated October 7, 2002, as amended. The Telephony business unit offers speech-enabled services including directory assistance, interactive voice response and voice portal applications for enterprise customers, telephony vendors and carriers. The Voice Control business unit offers a product portfolio including small footprint speech recognition engines for embedded applications such as voice-controlled climate, navigation and entertainment features in automotive vehicles, as well as voice dialing for mobile phones. As consideration for these business units and intellectual property, we paid 3.1 million euros ($3.4 million) in cash at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended, and agreed to pay an additional 1.0 million euros in cash prior to December 31, 2003, issued a 5.0 million euro note payable due December 31, 2003 and bearing 5.0% interest per annum and issued a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of our common stock at $6.00 per share. Prior to December 31, 2003, we paid both the 5.0 million euro promissory note and 1.0 million euro note payable in accordance with the provisions of the purchase agreement. In addition, prior to December 31, 2003, in accordance with provisions of the purchase agreement, the parties agreed upon a purchase price adjustment resulting in a decrease to the total purchase consideration, and a payment to be made by Philips to ScanSoft of approximately $3.0 million. As of December 31, 2003, the balance was classified as an other current asset. ScanSoft received this payment on January 5, 2004.

     During the three months ended March 31, 2003, we completed an underwritten public offering of 8,256,906 shares of our common stock at $3.80 per share. Of the total shares sold, 6,184,406 shares were sold on behalf of Lernout & Hauspie Speech Products N.V. and L&H Holdings USA, Inc. We sold 2,072,500 common shares and received gross proceeds of $7.9 million. After considering offering costs, the net proceeds amounted to approximately $5.5 million.

     On August 11, 2003, we acquired all of the outstanding stock of SpeechWorks International, Inc. ("SpeechWorks"), a leading provider of software products and professional services that enable enterprises, telecommunications carriers and government organizations to offer automated, speech-activated services over any telephone, in exchange for 0.860 of a share of our common stock for each outstanding share of SpeechWorks stock. This transaction resulted in the issuance of approximately 32.5 million shares of our common stock, representing approximately 33% of our outstanding common stock after the completion of the acquisition. The SpeechWorks purchase price of $175.5 million includes the value of the ScanSoft common stock issued at a per share value of $5.26 (the average closing price of ScanSoft common stock for a total of five days immediately prior to and subsequent to the announcement of the acquisition) and transaction costs of $4.5 million. Included in the transaction costs is a warrant, valued at $0.2 million, for the purchase of 150,000 shares of our common stock (Note 22). In addition, the purchase price includes the value of 184,850 shares of restricted common stock issued to replace previously outstanding SpeechWorks restricted common stock, of $0.7 million, based on the closing price of our common stock on the date of acquisition. The value of the unvested restricted common stock has been recorded as deferred compensation (Note 13).

     On December 19, 2003, we acquired all of the outstanding shares of LocusDialog Inc. ("LocusDialog'), a leader in speech-enabled, auto-attendant applications, based in Montreal, Canada. LocusDialog's applications are widely recognized as superior call routing and auto-attendant solutions in the market, with nearly 1,000 installations worldwide, handling approximately 500 million calls annually. Consideration for the transaction comprised 2.3 million shares of our common stock at a per share value of $5.31 (the average closing price of ScanSoft common stock for a total of five days immediately prior to and subsequent to the announcement of the acquisition) having a value of $12.4 million and transaction costs of $0.7 million.

                       OVERVIEW OF RESULTS OF OPERATIONS

     The following table presents, as a percentage of total revenue, certain selected financial data for each of the three years in the period ended December 31:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2003     2002     2001
                                                              -----    -----    -----
Total revenue...............................................  100.0%   100.0%   100.0%
Costs and expenses:
  Cost of revenue
     -- stock based compensation............................     --       --       --
     -- all other expenses..................................   19.3     15.4     20.5
  Cost of revenue from amortization of intangible assets....    7.8      8.9     22.6
  Research and development
     -- stock based compensation............................     --       --       --
     -- all other expenses..................................   25.1     25.9     22.3
  Selling, general and administrative
     -- stock based compensation............................    0.2      0.1       --
     -- all other expenses..................................   48.0     41.0     40.4
  Amortization of goodwill and other intangible assets(1)...    1.7      1.6     21.3
  Restructuring and other charges, net(2)...................    2.7      0.9       --
                                                              -----    -----    -----
     Total costs and expenses...............................  104.8     93.8    127.1
                                                              =====    =====    =====
Income (loss) from operations...............................   (4.8)     6.2    (27.1)
Other income (expense), net.................................    0.5       --     (0.4)
                                                              -----    -----    -----
Income (loss) before income taxes...........................   (4.3)     6.2    (27.5)
Provision for (benefit from) income taxes...................   (0.2)     0.2     (0.5)
                                                              -----    -----    -----
Net income (loss)...........................................   (4.1)%    6.0%   (27.0)%
                                                              =====    =====    =====

---------------

(1) See Notes 5 and 6 of Notes to Consolidated Financial Statements.

(2) See Note 9 of Notes to Consolidated Financial Statements.

GENERAL

     We derive our revenue from sales of our software products to customers through distribution partners and value-added resellers, royalty revenues from OEM partners, license fees from sales of our products to customers and from professional services, which include, but are not limited to, custom software applications and other services considered essential to the functionality of the software, training, and maintenance associated with software license transactions. Our speech technologies enable voice-activated services over a telephone, transform speech into text and text into speech, and permit voice control of devices and applications. Our digital capture technologies transform text, images and files into various digital formats. During 2003, Speech and Digital Capture represented approximately 58% and 42%, respectively, of our net revenue.

     Cost of revenue consists primarily of material and fulfillment costs, third-party royalties, salaries for product support personnel, and engineering costs associated with certain contracts which are accounted for under the percentage-of-completion method of accounting.

     Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology.

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

     Stock-based compensation expenses result from non-cash charges for common shares issued with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.

     Amortization of goodwill and other intangible assets excludes amortization of acquired patents and core and completed technology which is included in cost of revenue from amortization of intangible assets.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition, including estimates of costs to complete the development of custom software applications and estimates of valuation allowances (specifically sales returns and other allowances); the valuation of goodwill and other intangible assets; estimates used in the accounting for acquisitions; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

     We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments.

REVENUE RECOGNITION

     We recognize revenue from sales of our software products to customers through distribution partners and value-added resellers, royalty revenues from OEM partners, license fees from sales of our products to customers in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-9, and the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Revenue from the sale of licenses to end users, value-added resellers and system integrators to use our software products is recognized upon delivery, provided that the arrangement does not require significant modification or customization of the software, any services included in the arrangement are not considered essential to the functionality of the software, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured.

     Sales of our software products through certain distributors and value-added resellers provide rights of return for as long as the distributors or resellers hold the inventory. As a result, we recognize revenues from sales to these distributors and resellers only when the distributors or resellers have sold products to retailers and end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, we record an allowance against accounts receivable for the sales price of all inventories subject to return. If we experience significant returns from distributors or resellers, our liquidity may be adversely impacted. We also make an estimate of sales returns by retailers or end users directly or through our distributors or resellers based on historical returns experience. The provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns from retailers differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known. Our accounts receivable balance, including accounts receivable from a related party, was $42.4 million and $17.2 million at December 31, 2003 and December 31, 2002, respectively. These balances are net of sales returns and other allowances of $8.8 million and $5.4 million and allowances for doubtful accounts of $1.4 million and $0.5 million as of December 31, 2003 and December 31, 2002, respectively.

     Revenue from royalties on sales of our products by OEMs to third parties, where no services are included, is typically recognized upon delivery to the third party when such information is available, or when we are notified by the OEM that such royalties are due as a result of a sale, provided that all other revenue recognition criteria are met.

     When we provide professional services such as custom application development or other services considered essential to the functionality of the software for a fixed fee, we recognize revenue from the fees for such services and any related software licenses as we complete the project using the percentage-of-completion method in accordance with Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Performance-Type Contracts. We generally determine the percentage-of-completion by comparing the labor hours we have incurred to date to the estimate of the total labor hours required to complete the project based on regular discussions with our project managers. This method is used because we consider expended labor hours to be the most reliable available measure of progress on these projects. Adjustments to contract estimates are made in the periods in which facts resulting in a change become known. When the estimate indicates a loss, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining total estimated costs, and therefore the percent complete of each contract. If our estimates change, the adjustment could have a material effect on our results of operations in the period of the change.

     Other professional services not considered essential to the functionality of the software are limited and primarily include training and feasibility studies. When we provide these services on a time and materials basis, we recognize revenue as we perform the services based on actual time incurred.

     When we provide software support and maintenance services, we recognize the revenue ratably over the term of the related contracts, typically one year.

     We may sell, under one contract or related contracts, software licenses, custom software applications and other services considered essential to the functionality of the software and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based vendor specific objective evidence (VSOE) of its fair value, equal to its stated list price as a fixed percentage of the related software product's price. The remainder of the total contract value is then attributed to the software license and related professional services, which are typically recognized as revenue using the percentage-of-completion method. As a result, discounts inherent in the total contract value are attributed to the software license and related professional services. We may sell, under one contract or related contracts, software licenses, a maintenance and support arrangement and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on their fair values, as described above. The remainder of the contract value is attributed to the software licenses, which are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met. As a result, discounts inherent in the total contract value are attributed to the software licenses.

     We follow the guidance of Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"), in determining whether consideration, given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

     - We receive an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of our products and services such that we could have purchased the products from a third party, and

     - We can reasonably estimate the fair value of the benefit received.

     If both of the conditions are met, we record consideration paid to customers as an expense. Consideration, including equity instruments, not meeting the above criteria, is recorded as a reduction of revenue, to the extent we have recorded cumulative revenue from the customer or reseller. As a result of this policy, we recorded a $0.2 million, $0.3 million and $1.1 million reduction in total revenue and a corresponding reduction of selling, general and administrative expense for the years ended 2003, 2002 and 2001 respectively.

     We record reimbursements received for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, hotel stays and out-of-town meals.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

     We have significant long-lived and intangible assets and goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, patents and core technology, completed technology and trademarks which are typically amortized using the straight-line method over their estimated useful lives. The values of intangible assets, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

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

     Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets or SFAS 142. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the assessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We have assessed the useful lives of our existing intangible assets, other than goodwill, and believe that estimated useful lives remain appropriate. In addition, we have determined that we operate in one reporting unit. As a result, we use the stock price of our common stock to determine fair value for our initial impairment test. Based on this, we performed the annual assessment during the fourth quarter of 2003 and determined that goodwill was not impaired; therefore no impairment charge was recorded. We complete goodwill impairment analyses at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired.

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

ACCOUNTING FOR ACQUISITIONS

     We have completed multiple significant business and other asset acquisitions over the proceeding five years which have resulted in significant goodwill and other intangible asset balances. Our future business strategy contemplates that we may continue to pursue additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates. Additionally, under SFAS 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on our stock price. If prior or future acquisitions are not accretive to our results of operations as expected, or our stock price declines dramatically, we may be required to complete the second step which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

ACCOUNTING FOR INCOME TAXES

     As part of the process of preparing our consolidated financial statements, we are required to calculate our income tax expense based on taxable income by jurisdiction. There are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue-sharing and cost-reimbursement arrangements among related entities and the differing tax treatment of revenue and cost items across various jurisdictions.

     The income tax accounting process also involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance. A portion of our deferred tax liabilities relate to taxable temporary differences for which the period in which the differences will reverse is indefinite. Such deferred tax liabilities cannot offset our deferred tax assets in determining the valuation allowance. As a result, our income tax provision includes a deferred tax provision to increase the valuation allowance by a corresponding amount. Through December 31, 2003, we have recorded a full valuation allowance against our net deferred tax assets in the United States and certain foreign jurisdictions due to the uncertainty of their realization as a result of cumulative historical losses. If the realization of net deferred tax assets in the future is considered more likely than not, a reduction in the valuation allowance would materially increase net income in the period such determination is made.

                             RESULTS OF OPERATIONS

DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

  Total Revenue

     Total revenue for 2003 increased by $28.8 million or 27% compared to 2002. The growth in revenue is attributed to a $33.8 million growth in our Speech revenues, offset by an overall decrease of $5.0 million in our Digital Capture revenues from 2002. Revenue from our speech products was $77.9 million and $44.2 million for 2003 and 2002, respectively. The increase in our Speech revenues are primarily related to a $24.7 million increase in our networked speech technologies, a $4.9 million increase in our embedded speech technologies, as well as a $4.2 million increase in our dictation product lines, from the year 2002. The $5.0 million overall decrease in our Digital Capture products can be attributed to a $10.0 million decrease in revenues recognized from our OCR products. This overall decrease is due, in part, to the fact that OmniPage Pro 12 was launched earlier in 2002 than OmniPage Pro 14 was launched in 2003, as well as the recognition in 2002 of revenue previously deferred. The decrease in the OCR revenues was offset to some extent by an overall strengthening of our other Digital Capture product lines, in particular, PaperPort and the revenues derived from the launch of our new product, PDF Converter, during the fourth quarter of 2003.

     Related-party revenue increased $1.6 million or 32% compared to 2002. This increase was related to the inclusion of our products in expanded product offerings of our related parties, primarily Xerox.

     Revenue for the year ended December 31, 2003 was 72% North America and 28% international versus 73% North America and 27% international, respectively for 2002. Geographic revenue classification is based on the country in which the sale is invoiced.

     A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. We believe, if provided with this information, our geographical revenue classification would indicate a higher international percentage. Based on an estimate that factors our OEM partners' geographical revenue mix to our revenues generated from these OEM partners, revenue for the year ended December 31, 2003 is approximately 65% North America and 35% international, compared to 67% North America and 33% international, for the comparable period in 2002. The increase in our international revenue, as a percentage of total revenue, is driven primarily from Europe. The increase is the result of increased sales and marketing resources, the addition of resellers, the release of Dragon Naturally Speaking 7.0, increased demand from OEMs for our RealSpeak product (TTS), the continued growth of PaperPort 9.0 in the international market space, as well as revenues achieved from our acquisitions of the Philips and SpeechWorks technologies.

     The following table presents the breakdown of our revenue by distribution channel:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
VAR/Retail..................................................    31%     43%
Direct......................................................    25%     23%
OEM.........................................................    44%     34%
                                                               ---     ---
                                                               100%    100%
                                                               ===     ===

     The increase in our OEM revenues and the corresponding decrease in our other sales channels, as a percentage of revenue, for the year ended December 31, 2003 as compared to the same period 2002, was primarily due to the acquisitions of the Philips and SpeechWorks technologies as both businesses were more focused in the OEM markets than in the retail or VAR channel.

     For fiscal year 2004, we expect revenue growth of 35% to 45% from the fiscal year 2003 total. We believe that growth will occur throughout all of our product lines.

     Within the networked speech market, our anticipated growth is attributable to certain competitive advantages, such as superior products, channel expertise, packaged applications and professional services. By leveraging our advantages, we expect to gain additional share in the financial services, healthcare, utilities, government, and travel and entertainment markets.

     Within the embedded speech market, we anticipate continued growth, specifically in the automotive, electronic games and handsets markets, resulting in a significant increase over 2003 revenues. Additionally, we intend to extend our solutions further in the learning and accessibility markets.

     Within our productivity applications, we expect to benefit from three important trends -- IT spending in healthcare, networked scanning, and PDF solutions. We expect to invest in and see growth from opportunities in healthcare organizations looking for productivity solutions that can automate processes, cut costs, and offer an alternative to outsourcing with the use of our dictation applications. In digital capture, our OmniPage and PaperPort products are positioned to take advantage of the growing networked scanning markets through our major OEM partners. Within the PDF market, we have seen early success from our PDF Converter line, and expect to see growth as we continue to invest in PDF solutions.

  Cost of Revenue

     Cost of revenue for 2003 was $26.1 million or 19.3% of total revenue, compared to $16.4 million or 15.4% of total revenue for 2002. The increase in cost of revenue in absolute dollars and as a percentage of revenue for 2003 is attributable to an increase in engineering costs related to professional services revenue resulting from the Philips and SpeechWorks acquisitions and increased technical support costs primarily related to the creation of a customer service department in Europe. The Company anticipates annualized cost savings in cost of revenue of approximately $4.0 million, relating to restructuring actions taken in connection with the SpeechWorks acquisition. These savings are partially offset by increased staffing of our professional services organization in response to an increase in demand. As a result, we expect gross margins will decline in 2004 due to an increase in professional services revenue as a percentage of total revenue. Cost of revenue from stock-based compensation is related to the issuance of common stock to certain Company executives with exercise or purchase prices that were less than the fair market value of the common stock on the date of grant.

  Cost of Revenue from Amortization of Intangible Assets

     Cost of revenue from amortization of intangible assets for 2003 was $10.5 million or 7.8% of total revenue compared to $9.5 million or 8.9% of total revenue for 2002. The increase in cost of revenue from amortization of intangible assets in absolute dollars is attributable to $1.7 million of amortization related to the exclusive worldwide license of certain desktop dictation products and technologies, $0.7 million related to the Philips acquisition which was completed on January 30, 2003 and $0.2 million related to the SpeechWorks acquisition which was completed on August 11, 2003, partially offset by $1.6 million of intangible assets that became fully amortized during fiscal year 2002. During 2004, we expect cost of revenue from amortization of intangible assets to be approximately $10.8 million based on the related assets and estimated useful lives at December 31, 2003.

     Research and Development Expense

     Research and development costs for 2003 were $33.9 million or 25.1% of total revenue, compared to $27.6 million or 25.9% of total revenue for 2002. The increase in research and development expenses in absolute dollars is due to increased speech and language development efforts associated with increased headcount and related costs of approximately $6.6 million resulting from both the Philips and SpeechWorks acquisitions. This increase is partially offset by a reduction of headcount and related costs of approximately $0.3 million resulting from the transfer of certain research and development activities from our corporate headquarters to Budapest during the three month period ended June 30, 2003. The Company will continue to invest significantly in research and development, but we expect research and development expenses as a percentage of revenue to decline in 2004 due to an expected increase in revenue and the continued realization of operational synergies. The Company anticipates annualized cost savings in research and development of approximately $7.0 million related to restructuring actions in connection with the SpeechWorks acquisition, completed in 2003.

  Selling, General and Administrative Expense

     Selling, general and administrative expense for 2003 was $65.0 million or 48.0% of total revenue, compared to $43.7 million or 41.0% for 2002. The increase in selling, general and administrative expense in absolute dollars and as a percentage of revenue for 2003 was the result of increased compensation costs of approximately $12.0 million resulting from the addition of 72 sales and marketing employees and 25 general and administrative employees primarily due to the Philips and SpeechWorks acquisitions. The remaining increase in selling, general and administrative expenses for 2003 is due primarily to increased facilities charges of $3.2 million resulting from increased rent and related insurance expenses, increased advertising expenses of

$1.3 million, increased channel marketing expenses of $0.9 million, increased professional fees of approximately $2.6 million and increased bad debt expense of $0.6 million. The Company expects selling, general and administrative expenses as a percentage of revenue to increase initially in 2004, as it maintains marketing programs that proved successful towards the end of 2003, but to decline as a percentage of revenue over the remainder of 2004 as revenue increases. In addition, during 2004, the Company expects to incur approximately $1.0 million related to compliance with recently issued regulatory requirements. Selling, general and administrative expenses from stock based compensation of approximately $0.3 million is related to the issuance of common stock to certain Company executives with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant. The Company anticipates annualized cost savings in selling, general and administrative of approximately $16.0 million related to restructuring actions in connection with the SpeechWorks acquisition completed in 2003.

  Amortization of Other Intangible Assets

     Amortization of other intangible assets for 2003 was $2.3 million or 1.7% of total revenue compared to $1.7 million or 1.6% of total revenue for 2002. The increase in amortization of other intangible assets is attributable to $0.7 million related to the Philips acquisition, which was completed on January 30, 2003, and $0.7 million related to the SpeechWorks acquisition, which was completed on August 11, 2003, partially offset by $0.7 million of intangible assets that became fully amortized during fiscal year 2002. During 2004, we expect amortization of other intangible assets to be approximately $2.8 million, based on the related assets and estimated useful lives at December 31, 2003.

  Restructuring and Other Charges, Net

     Restructuring and other charges for 2003 were $3.7 million compared to $1.0 million for 2002. These charges in 2003 reflect $2.4 million related to the elimination of 106 employees as a result of the Philips and SpeechWorks acquisitions. Also included are $0.8 million and $0.4 million of employee and facility related costs, respectively, associated with the restructuring of various other corporate activities during the year. The Company anticipates annualized cost savings of approximately $27.0 million related to restructuring actions in connection with the SpeechWorks acquisition completed in 2003.

  Income (Loss) from Operations

     As a result of the above factors, loss from operations was ($6.5) million for 2003 compared with income of $6.6 million for 2002.

  Other Income (Expense), Net

     Interest income was $0.5 million and $0.4 million for 2003 and 2002, respectively. The increase in interest income from 2002 to 2003 was a result of higher cash and cash equivalent balances, which grew from $18.9 million at December 31, 2002 to $42.6 million at December 31, 2003. Interest expense was $0.8 million and $0.4 million for 2003 and 2002, respectively. Interest expense consists primarily of interest related to the 5.0 million euro note related to the Philips acquisition and imputed interest expense related to the exclusive license acquired to resell certain productivity applications. Other income in 2003 consists primarily of foreign exchange gains of $1.2 million, partially offset by other expenses of $0.2 million. Foreign exchange losses were insignificant in 2002.

  Income (Loss) Before Income Taxes

     Loss before income taxes was ($5.8) million for 2003, compared with income of $6.6 million for 2002.

  Income Taxes

     The benefit for income taxes of ($0.3) million for 2003 primarily consisted of a benefit of $1.5 million relating to a federal tax refund, relating to the carryback of net operating losses to a prior period offset by a $1.2 million deferred tax provision associated with differences between the book and tax amortization of certain goodwill, of which $0.4 million relates to 2002. The provision for income taxes of $0.3 million for 2002 consisted of foreign and state tax provisions of $1.2 million offset by the federal tax benefit of $0.9 million, related to a refund of taxes paid by Caere Corporation prior to its acquisition by ScanSoft.

     In 2003, the Company's effective tax rate was a benefit of 4.6% versus a provision of 3.9% in 2002. The variance from the statutory rate for 2003 was due primarily to a federal refund received relating to Caere Corporation for taxes paid prior to its acquisition by ScanSoft, offset by increases in the valuation allowance.

     At December 31, 2003, ScanSoft had net deferred tax assets of $97 million which were subject to consideration of a valuation allowance. A full valuation allowance has been provided against the net deferred tax assets in the United States and certain foreign jurisdictions due to the uncertainty of their realization as a result of cumulative historical losses. In the future, a period of sustained profitability will cause us to reassess the need for the valuation allowance. We may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations in the period in which the benefit is determined.

  Net Income (Loss)

     As a result of all these factors, net loss totaled ($5.5) million for 2003, compared with net income of $6.3 million for 2002.

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

  Research and Development Expense

     Research and development costs for 2002 were $27.6 million or 25.9% of total revenue, compared to $14.0 million or 22.3% of total revenue for 2001. The increase in research and development expenses of $13.6 million for 2002 was primarily the result of increased headcount of 138 employees associated with the L&H acquisition. Cost savings attributable to the restructuring actions taken in 2002 for 2002 were approximately $1.3 million.

  Selling, General and Administrative Expense

     Selling, general and administrative expense for 2002 was $43.8 million or 41.1% of total revenue, compared to $25.3 million or 40.4% for 2001. The increase in selling, general and administrative expense in absolute dollars for 2002 was primarily the result of increased headcount costs of $9.9 million resulting from the addition of 74 employees, primarily in sales and marketing, as well as $3.1 million of increased marketing programs in support of the higher revenue. These increases were largely attributable to the L&H acquisition and our expanded focus on international sales and marketing.

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

  Income Taxes

     The provision for income taxes of $0.3 million for 2002 consisted of foreign and state tax provisions of $1.2 million, offset by a federal tax benefit of ($0.9) million, related to a refund of taxes paid by Caere Corporation prior to its acquisition by us. The (benefit from) income taxes of ($0.3) million for 2001 consisted of provision for income taxes of $0.4 million, for foreign and state jurisdictions for which net operating losses were limited or for which no net operating loss carryforwards were available, offset by the benefit from income taxes of ($0.7) million related to the reversal of amounts previously accrued for state income taxes upon favorable completion of a state tax audit of Caere for 1996 and 1997.

  Net Income (Loss)

     As a result of all these factors, net income totaled $6.3 million for 2002, compared with a net loss of ($16.9) million for 2001.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, we had cash and cash equivalents of $42.6 million and working capital of $44.3 million as compared to $18.9 million in cash and cash equivalents and working capital of $16.8 million at December 31, 2002.

     Net cash provided by operating activities for the fiscal year ended December 31, 2003 was $5.2 million as compared to $12.3 million for the same period in 2002. Cash provided by operations in the 2003 period came primarily from income from operations, after adjustments for non-cash amortization and depreciation, lower inventory balances and increases in deferred revenue, partially offset by payments of accounts payable and accrued expenses, an increase in accounts receivable balances and an increase in prepaid expenses and other current assets.

     The increase in accounts receivable of $25.2 million at December 31, 2003, as compared to December 31, 2002, was the result of receivables added in connection with acquisitions completed during the year as well as a significant increase in overall revenue for the year ended December 31, 2003. Historically, we have not incurred any significant losses on our accounts receivable balances.

     Net cash provided by investing activities for the fiscal year ended December 31, 2003 was $24.1 million compared to cash used in investing activities of $6.0 million for the comparable period in 2002. Net cash provided by investing activities during the 2003 period consisted of $40.0 million acquired in the SpeechWorks acquisition, $1.1 million received from Philips in accordance with provisions in the purchase agreement and $0.6 million due to the maturity of marketable securities, partially offset by $2.9 million in capital expenditures, $8.5 million of payments associated with acquisitions and $6.1 million of payments associated with an exclusive licensing agreement. Net cash used in investing activities during the 2002 period consisted of $2.4 million in capital expenditures, which included costs to build out facilities in both North America and Europe and $3.6 million of payments associated with acquisitions. Net cash used in investing activities during 2001 included capital expenditures of $0.9 million and $10.1 million of payments associated with acquisitions, offset by $0.3 million in proceeds from the sale of property and equipment.

     Net cash used in financing activities for the fiscal year ended December 31, 2003 was $5.1 million compared to net cash used in financing activities of $1.9 million for the comparable period in 2002. Net cash used in financing activities during 2003 consisted of the payment of $6.9 million (6.0 million euros) related to the 5.0 million euro note payable and 1.0 million euro deferred payment due in connection with the Philips acquisition, the payment of the $3.3 million note related to the acquisition of certain Lernout & Hauspie assets during 2001, a $1.6 million payment to the former Caere President and CEO in connection with the settlement of a non-competition and consulting agreement, $2.9 million of payments to repurchase outstanding common shares and the payment of $0.3 million related to outstanding equipment lines of credit. This was partially offset by proceeds of $5.5 million from an underwritten offering of our common stock in the first quarter of 2003 and proceeds of $4.4 million from the issuance of common stock in connection with employee stock compensation plans. Net cash used in financing activities during 2002 consisted of proceeds of $2.7 million from the issuance of common stock in connection with employee stock compensation plans and net proceeds of $5.6 million from a private placement of our common stock. This was offset by a $0.3 million payment on a capital lease obligation, a $7.0 million payment to repurchase shares of our common stock held by L&H, $0.6 million in payments of notes payable related to prior acquisitions and a $2.2 million payment to the former Caere President and CEO in connection with the settlement of a non-competition and consulting agreement.

     In addition, prior to December 31, 2003, in accordance with provisions of the purchase agreement, we agreed with Philips upon a purchase price adjustment resulting in a decrease to the total purchase consideration. Philips is to pay us approximately $3.0 million. As of December 31, 2003, the balance was classified as an other current asset. We received this payment on January 5, 2004.

     On October 31, 2002, we entered into a two year Loan and Security Agreement (as amended, the "Loan Agreement") with Silicon Valley Bank (the "Bank") that consisted of a $10.0 million revolving loan (the "Credit Facility"). We amended this Loan and Security Agreement, as of September 30, 2003, for the period September 30, 2003 through December 31, 2003, removing the fixed charge coverage ratio covenant and replacing it with an adjusted quick ratio covenant.
Borrowings   under    the    Credit    Facility    bear    interest    at    the

Bank's prime rate plus 0.375% or 0.75%, (4.375% at December 31, 2003) which is determined by our adjusted quick ratio, as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time is limited to the lesser of $10.0 million or a borrowing base equal to either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on our adjusted quick ratio. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the two-year loan term. Borrowings under the Loan Agreement are collateralized by substantially all of our personal property, predominantly our accounts receivable, but not our intellectual property. We are currently renegotiating the terms of our Loan and Security Agreement. Until these negotiations are complete, we continue to have access to the existing $10.0 million revolving loan. During this time the Credit Facility will be subject to the terms as amended on September 30, 2003. As of December 31, 2003, based upon the calculated borrowing base, available borrowings totaled approximately $8.3 million, as we had approximately $1.7 million in outstanding Letters of Credit.

     In connection with the SpeechWorks acquisition, we eliminated 54 former SpeechWorks employees. In connection with this action, a liability of $1.3 million, representing severance and related benefits, has been included in the purchase price allocation. As of December 31, 2003, the remaining restructuring accrual related to SpeechWorks acquisition amounted to $0.1 million.

     For the twelve months ended December 31, 2003, we paid a total of $2.2 million in severance payments, of which $0.5 million relates to the March 2002 restructuring and $0.1 million relates to severance paid to the former Caere President and CEO, pursuant to a 2000 restructuring charge.

     At December 31, 2003, the remaining restructuring accrual from the current and prior restructuring activities amounted to $1.9 million. The balance is comprised of $0.3 million of lease exit costs and $1.6 million of employee-related severance costs, of which $0.3 million are for severance to the former Caere President and CEO, $0.1 million are for severance costs related to the 2003 Philips related restructuring actions and $1.2 million is for severance costs related to actions taken during 2003, respectively.

     The lease exit costs and severance due to the former Caere President and CEO will be paid through January 2004 and March 2005, respectively. Severance costs related to restructuring actions undertaken during 2003 will be paid through March 2009.

     In September of 2002, we repurchased 1,461,378 shares of common stock from L&H and certain other parties at $4.79 per share for a total consideration of $7.0 million. We also agreed to register L&H's remaining holdings of our common stock in an underwritten public offering.

     Our agreement to register these shares for L&H contained provisions requiring us to issue additional shares to L&H if the registration was not completed by certain deadlines. Because we did not meet one of those deadlines, on December 18, 2002, we issued 81,900 shares to Lernout & Hauspie Speech Products N.V. and 68,100 shares to L&H Holdings USA, Inc. Additionally, since we did not complete the underwritten public offering by January 1, 2003, all of the outstanding principal and accrued interest under the $3.5 million promissory note, dated December 12, 2001, that we issued in connection with the L&H acquisition became immediately due and payable. To fulfill this obligation, on January 3, 2003, we paid $3.3 million in full settlement of all of the outstanding principal and accrued interest under this note. The underwritten offering of the L&H shares was completed on February 14, 2003 and no further payments or issuances are due to L&H.

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

     Although we generated $5.2 million of cash from operations for 2003 and exited the year with a cash balance of $42.6 million, there can be no assurance that we will be able to continue to generate cash from operations or secure additional equity or debt financing if required. The large increase in our cash balance has come primarily from the SpeechWorks acquisition. In connection with the Philips Speech Processing Telephony and Voice Control Business Unit acquisition we issued a $27.5 million, zero interest convertible debenture due January 2006. Additionally, in connection with the SpeechWorks acquisition we acquired certain long-term lease obligations that begin to come due in the next 12-24 months. We have sustained recurring losses from operations in each reporting period through December 31, 2001. We have reported a net loss of $(5.5) million and net income of $6.3 million for the fiscal year ended December 31, 2003 and 2002, respectively. We had an accumulated deficit of $152.4 million at December 31, 2003. We believe that the actions taken in connection with our acquisitions, including restructuring actions and other cost reduction initiatives, have reduced operating expenses to levels which, in combination with expected future revenues, will continue to generate positive cash flow. Therefore, we believe that cash flows from future operations in addition to cash on hand and amounts available under our line of credit will be sufficient to meet the our working capital, investing, financing and contractual obligations, including the debt obligation issued in connection with the Philips acquisition, and the lease obligations assumed in the SpeechWorks acquisition, as they become due for the foreseeable future.

CONTRACTUAL OBLIGATIONS

     The following table outlines our contractual payment obligations as of December 31, 2003:

                                                   PAYMENTS DUE BY PERIOD
                                 -----------------------------------------------------------
CONTRACTUAL                                 LESS THAN       2-3          4-5       MORE THAN
OBLIGATIONS                       TOTAL      1 YEAR        YEARS        YEARS       5 YEARS
-----------                      -------    ---------    ---------    ---------    ---------
                                                             (IN THOUSANDS)
Convertible debenture..........  $27,524          --      $27,524          --       $    --
Deferred payments for
  technology license...........    5,339       2,754        2,585          --            --
Operating leases...............   37,417       5,853        9,098       5,338        17,128
Caere acquisition related
  costs........................      409         409           --          --            --
Equipment line of credit.......    1,241         904          337          --            --
Standby letters of credit......    1,717         622           46          46         1,003
Royalty commitments............    1,030         260          620          70            80
Purchase commitments...........      583         583           --          --            --
Imputed interest...............      261          46          215          --            --
                                 -------     -------      -------      ------       -------
Total contractual cash
  obligations..................  $75,521     $11,431      $40,425      $5,454       $18,211
                                 =======     =======      =======      ======       =======

     At December 31, 2003, the Company has sub-leased certain office space to third parties. Total sub-lease income under contractual terms is $6.4 million, which has not been reflected in the above operating lease contractual obligations, will be received through February 2016.

  OFF-BALANCE SHEET ARRANGEMENTS

     Through December 31, 2003, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

                               FOREIGN OPERATIONS

     Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations on intercompany balances with our foreign subsidiaries. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Hedges are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure.

     In connection with the Philips acquisition on January 30, 2003, we entered into a forward hedge in the amount of $5.3 million to meet our obligation to pay the 5.0 million euro promissory note (Philips Note) issued as part of the acquisition. On August 26, 2003, we entered into a forward exchange contract to hedge the foreign currency exposure of the 1.0 million euro note payable to Philips. As both the 5.0 million euro promissory note and 1.0 million euro note payable to Philips were paid prior to December 31, 2003, the related forward exchange contracts have expired. As a result of hedge effectiveness no significant gain or loss was incurred upon expiration of the contracts.

     On November 3, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 3.5 million euros of intercompany receivables from our Belgian subsidiary. The contract has a one year term that expires on November 1, 2004. For the year ended 2003, we recorded a net exchange rate gain of approximately $46,000 in other comprehensive income on the intercompany receivable and associated forward exchange contract. On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 7.5 million Singapore dollars of intercompany receivables from our Singapore subsidiary. The contract expired on January 30, 2004. For the year ended 2003, we recorded a net exchange rate loss of approximately $1,000 in other comprehensive income on the intercompany receivable and associated forward exchange contract.

     With our increased international presence in a number of geographic locations and with international revenues projected to increase in 2004, we are exposed to changes in foreign currencies including the euro, Canadian dollar, Japanese yen and the Hungarian forint. Changes in the value of the euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenues and operating results.

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however certain elements of SFAS No. 150 have been deferred. The adoption of the provisions of SFAS No. 150, not deferred, did not have a material impact on our financial position or results of operations and we do not expect the adoption of the deferred elements of SFAS No. 150 to have a material impact on its financial position or results of operations.

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

     FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. We have evaluated the impact of FIN 45 on our financial statements and determined that the recognition provision did not have an impact on our financial position or results of operations for 2003.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

                                  RISK FACTORS

     We operate in an intensely competitive environment and our operations are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to (1) the loss of, or a significant curtailment of, purchases by any one or more of our principal customers; (2) the cyclical nature of the retail software industry; (3) the inability to protect our proprietary technology and intellectual property; (4) the inability to attract or retain skilled employees; (5) technological obsolescence of current products and the inability to develop new products; (6) the inability to respond to competitive technology and competitive pricing pressures; and (7) the ability to sustain product revenues upon the introduction of new products. Our quarterly operating results may fluctuate and differ materially from one quarter to the next, which could have an impact on our stock price.

     There can be no assurance that any cash generated by operations will be sufficient to satisfy our liquidity requirements, and we may be required to sell additional equity or debt securities, or obtain additional lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. It may be difficult to sell additional equity or obtain debt financing, and this could result in significant constraints on our ability to grow revenue and develop new products.

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

     WE HAVE A HISTORY OF LOSSES. WE MAY INCUR LOSSES IN THE FUTURE. We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported a net loss of $(5.5) million and net income of $6.3 million for the fiscal year ended December 31, 2003 and 2002, respectively. We had an accumulated deficit of $152.4 million at December 31, 2003. If we are unable to regain profitability, the market price for our stock may decline, perhaps substantially.

     OUR BUSINESS COULD BE HARMED IF WE DO NOT SUCCESSFULLY MANAGE THE INTEGRATION OF THE BUSINESSES THAT WE ACQUIRE, INCLUDING OUR RECENTLY COMPLETED ACQUISITION OF LOCUSDIALOG. As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. Our acquisition of the speech and language technology operations of Lernout & Hauspie Speech Products N.V. and certain of its affiliates, including L&H Holdings USA, Inc. (collectively, L&H), our acquisition of the Speech Processing Telephony and Voice Control business units from Philips and our acquisition of SpeechWorks International, Inc., required substantial integration and management efforts. Our recently completed acquisition of LocusDialog, Inc., may pose similar challenges. Acquisitions of this nature involve a number of risks, including:

     - DIFFICULTY IN TRANSITIONING AND INTEGRATING THE OPERATIONS AND PERSONNEL OF THE ACQUIRED BUSINESSES, INCLUDING DIFFERENT AND COMPLEX ACCOUNTING AND FINANCIAL REPORTING SYSTEMS;

     - POTENTIAL  DISRUPTION  OF  OUR   ONGOING  BUSINESS  AND  DISTRACTION   OF
       MANAGEMENT;

     - POTENTIAL DIFFICULTY IN SUCCESSFULLY IMPLEMENTING, UPGRADING AND DEPLOYING IN A TIMELY AND EFFECTIVE MANNER NEW OPERATIONAL INFORMATION SYSTEMS AND UPGRADES OF OUR FINANCE, ACCOUNTING AND PRODUCT DISTRIBUTION SYSTEMS;

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

     OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED AS A RESULT OF PURCHASE ACCOUNTING TREATMENT, AND THE CORRESPONDING IMPACT OF AMORTIZATION OF OTHER INTANGIBLES RELATING TO OUR ACQUISITIONS COMPLETED DURING 2003. Under accounting principles generally accepted in the United States of America, we have accounted for these acquisitions using the purchase method of accounting. Under purchase accounting, we have recorded the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill is not subject to amortization but is subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. As a result, purchase accounting treatment of these acquisitions could decrease our net income in the foreseeable future, which could have a material and adverse effect on the market value of our common stock.

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

     OEM revenue represented 44% and 34% of our consolidated revenue for the years ended December 31, 2003 and December 31, 2002, respectively. A select few of our OEM partners account for a majority of our OEM revenues. Our partners are not required to continue to bundle or embed our software, and they may choose the software products of our competitors in addition to, or in place of, our products. A significant reduction in OEM revenue would seriously harm our business, results of operations, financial condition and our stock price.

     SPEECH TECHNOLOGIES MAY NOT ACHIEVE WIDESPREAD ACCEPTANCE BY BUSINESSES, WHICH COULD LIMIT OUR ABILITY TO GROW OUR SPEECH BUSINESS. The market for speech technologies is relatively new and rapidly evolving. Our ability to increase revenue in the future depends in large measure on acceptance of speech technologies in general and our products in particular. The continued development of the market for our current and future speech solutions will also depend on the following factors:

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

     WE HAVE GROWN AND MAY CONTINUE TO GROW, THROUGH ACQUISITIONS, WHICH MAY RESULT IN SIGNIFICANT INTANGIBLE ASSETS, DILUTION OF OUR EXISTING STOCKHOLDERS, USE OF CASH AND OTHER RISKS. During 2003, we purchased certain businesses and intellectual property from Philips and completed the acquisitions of SpeechWorks and LocusDialog, Inc. We may acquire additional complementary assets, technologies or businesses in the future. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of intangible assets that will be amortized or subject to impairment analyses in future years, and our future results will be adversely affected if we do not achieve benefits from these acquisitions commensurate with amortization and potential impairment charges. For example, our acquisition of Caere Corporation included a substantial write-off of acquired in-process research and development costs, and this also may occur as a result of other acquisitions.

     In connection with the Caere, L&H, SpeechWorks and LocusDialog acquisitions, we issued 19.0 million, 7.4 million, 32.5 million and 2.3 million shares of our common stock respectively. We may continue to issue equity securities for future acquisitions and working capital purposes that could dilute our existing stockholders. In connection with the L&H acquisition, we issued a promissory note for $3.5 million. Under the terms of the Philips acquisition, we paid 3.1 million euros in cash at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended, agreed to pay an additional 1.0 million euros in cash prior to December 31, 2003, issued a 5.0 million euro note due December 31, 2003 and bearing 5.0% interest per annum and issued a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of our common stock at $6.00 per share. In accordance with the provisions of the agreement, we agreed to a final purchase price adjustment with Philips of approximately $4.1 million, resulting in a corresponding reduction in goodwill. We received $1.1 million of the purchase price adjustment prior to December 31, 2003. The remaining $3.0 million (2.5 million euros) was received on January 5, 2004. While we satisfied our payment obligations related to the additional 1.0 million euros and 5.0 million euro note prior to December 31, 2003, future acquisitions may also require us to expend significant funds or incur debt. If we expend funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decrease.

     THE FAILURE TO SUCCESSFULLY IMPLEMENT, UPGRADE AND DEPLOY IN A TIMELY AND EFFECTIVE MANNER NEW INFORMATION SYSTEMS AND UPGRADES OF OUR FINANCE AND ACCOUNTING SYSTEMS TO ADDRESS CERTAIN ISSUES IDENTIFIED IN CONNECTION WITH OUR FISCAL 2003 YEAR-END AUDIT COULD HARM OUR BUSINESS. In connection with its audit of our 2003 consolidated financial statements, PricewaterhouseCoopers LLP ("PwC"), our independent auditors, advised in a management letter to our Audit Committee of four conditions that could adversely affect our ability to initiate, record, process and report financial data consistent with management's assertions. These conditions include: (i) we may lack the necessary corporate accounting resources to meet the accelerated filing deadline requirements in 2004 mandated by the SEC, while at the same time staffing the demands of our worldwide Oracle implementation and Sarbanes-Oxley requirements; and (ii) we have a dependence on key personnel in our finance and accounting organization, the loss of whom could impair our ability to perform timely financial reporting, especially prior to the completion of our worldwide Oracle implementation and our readiness efforts related to our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we discuss the other two conditions raised by PwC later in this document (see page 90).

     From 1997 through December 31, 2003, we have made seven significant business acquisitions. As a result, we continue to have several financial systems in use in the company. The incompatibility between these systems requires significant manual efforts within finance and accounting to complete our financial reporting. Therefore, substantial knowledge of our policies and procedures and the process for initiating, recording, processing, summarizing and reporting financial information is resident in the knowledge of personnel involved in the financial reporting process.

     To improve the efficiency and quality of our accounting and financial reporting systems, we commenced, in the third quarter of 2003, a worldwide implementation of the Oracle e-Business suite. In addition, we have retained a third-party consulting firm that is assisting management and staff to formalize and document our business and financial processes and controls in preparation for our compliance with Section 404 of the

Sarbanes-Oxley Act of 2002. While we believe that these actions will address the conditions raised in PwC's letter, we have been and will continue to be required to devote substantial resources to these activities during 2004. Failure to successfully implement these systems or formalize and document these processes and controls in a timely, effective and efficient manner could result in the disruption of our operations, our inability to comply with our Sarbanes-Oxley obligations and the inability to report our financial results in a timely manner.

     SALES OF OUR DOCUMENT AND PDF CONVERSION PRODUCTS AND OUR DIGITAL PAPER MANAGEMENT PRODUCTS REPRESENTED APPROXIMATELY 40% AND 51%, OF OUR REVENUE FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002, RESPECTIVELY. ANY REDUCTION IN REVENUE FROM THESE PRODUCT AREAS COULD SERIOUSLY HARM OUR BUSINESS. Historically, a few product areas have generated a substantial portion of our revenues. For the year ended December 31, 2003, our document and PDF conversion products represented approximately 26% of our revenue and our digital paper management products represented approximately 14% of our revenue. For the year ended December 31, 2002, our document and PDF conversion products represented approximately 39% of our revenue and our digital paper management products represented approximately 12% of our revenue. A significant reduction in the revenue contribution from these product areas could seriously harm our business, results of operations, financial condition, cash flows and stock price.

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

     On July 15, 2003, Elliott Davis ("Davis") filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. In addition, on November 26, 2003, Davis filed an action against ScanSoft in the United States District Court for the Western District for New York (Buffalo) also claiming patent infringement. Damages are sought in an unspecified amount. SpeechWorks filed an Answer and Counterclaim to Davis's Complaint in its case on August 25, 2003 and ScanSoft filed an Answer and Counterclaim to Davis's Complaint in its case on December 22, 2003. We believe these claims have no merit, and we intend to defend the actions vigorously.

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

     We believe that the final outcome of the current litigation matters described above will not have a significant adverse effect on our financial position and results of operations. However, even if our defense is successful, the litigation could require significant management time and could be costly. Should we not prevail in these litigation matters, our operating results, financial position and cash flows could be adversely impacted.

     THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING. WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED COMPANIES WITH GREATER RESOURCES. There are a number of companies that develop or may develop products that compete in our targeted markets; however, there is no one company that competes with us in all of our product areas. The individual markets in which we compete are highly competitive, and are rapidly changing. Within digital capture, we compete directly with ABBYY, I.R.I.S. and NewSoft. Within speech, we compete with AT&T, Fonix, IBM, Nuance Communications and Rhetorical. Vendors such as Adobe and Microsoft offer solutions that can be considered alternatives to some of our solutions. In addition, a number of smaller companies produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

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

     WE RELY ON A SMALL NUMBER OF DISTRIBUTION AND FULFILLMENT PARTNERS, INCLUDING 1450, DIGITAL RIVER, INGRAM MICRO AND TECH DATA, TO DISTRIBUTE MANY OF OUR PRODUCTS. ANY DISRUPTION IN THESE CHANNELS COULD HARM OUR RESULTS OF OPERATIONS. Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River, Ingram Micro and Tech Data to serve this network of channel partners. For the year ended December 31, 2003, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 16% and 13% of our consolidated revenue, respectively. During the year ended December 31, 2002, Ingram Micro and Digital River, accounted for 25% and 12% of our consolidated revenue, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our results of operations in the short term. Any disruption for which we are unable to compensate could have a more sustained impact on our results of operations.

     A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE IS CONCENTRATED AMONG OUR THREE LARGEST DISTRIBUTION AND FULFILLMENT PARTNERS, INGRAM MICRO, INC., TECH DATA CORPORATION, AND DIGITAL RIVER, INC. Our products are sold through, and a substantial portion of our accounts receivable is derived from, three distribution and fulfillment partners. At December 31, 2003, Ingram Micro, Tech Data and Digital River represented 20%, 5% and 5%, of our net accounts receivable, respectively. At December 31, 2002, Ingram Micro, Tech Data and Digital River represented 8%, 5% and 5%, of our net accounts receivable, respectively. In addition, although we perform ongoing credit evaluations of our distribution and fulfillment partners' financial condition and maintain reserves for potential credit losses, we do not require collateral. While, to date, such losses have been within our expectations, we cannot assure you that these actions will be sufficient to meet future contingencies. If any of these distribution and fulfillment partners were unable to pay us in a timely fashion or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

     A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM SALES IN EUROPE AND ASIA. OUR RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH THESE AND OTHER INTERNATIONAL REGIONS. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. Reported international revenue for both the years ended December 31, 2003 and December 31, 2002 represented 28% and 27% of our consolidated revenue for those periods, respectively. Most of these international revenues are produced by sales in Europe and Asia. A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. However, based on an estimate that factors our OEM partners' geographical revenue mix to our revenue generated from these OEM partners, international revenue would have represented approximately 35% and 33% of our consolidated revenue for the years ended December 31, 2003 and December 31, 2002, respectively.

     Therefore, in addition to risks to our business based on a potential downturn in the world economy, a region-specific downturn affecting countries in Western Europe and/or Asia could have a negative effect on our future results of operations.

     In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our digital capture research and development is conducted in Hungary. In connection with the Philips acquisition, we have added an additional research and development location in Germany. In connection with the acquisition of Locus Dialog, we have added an additional research and development location in Montreal, Canada. Our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

     - NEGATIVE CONSEQUENCES FROM CHANGES IN APPLICABLE TAX LAWS;

     - DIFFICULTIES IN STAFFING AND MANAGING OPERATIONS IN MULTIPLE LOCATIONS IN MANY COUNTRIES;

     - DIFFICULTIES IN COLLECTING TRADE ACCOUNTS RECEIVABLE IN OTHER COUNTRIES; AND

     - LESS EFFECTIVE PROTECTION OF INTELLECTUAL PROPERTY.

     WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES. Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations on intercompany balances with our foreign subsidiaries. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Hedges are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenues projected to increase in 2004, we are exposed to changes in foreign currencies including the euro, Canadian dollar, Japanese yen and the Hungarian forint. Changes in the value of the euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenues and operating results.

     IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL, OUR BUSINESS COULD BE HARMED. If any of our key employees were to leave us, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our employment relationships are generally at-will and we have had key employees leave us in the past. We cannot assure you that one or more key employees will not leave us in the future. We intend to continue to hire additional highly qualified personnel, including software engineers and operational personnel, but we may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

     THE STOCKHOLDINGS OF OUR TWO LARGEST STOCKHOLDERS MAY ENABLE THEM TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL. As of December 31, 2003, Xerox beneficially owned approximately 14.9% of our outstanding common stock, including warrants exercisable for up to 525,732 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. The number of shares of common stock issuable upon exercise of the Xerox warrant may increase in accordance with a formula defined in the warrant agreement. The State of Wisconsin Investment Board (SWIB) is our second largest stockholder, owning approximately 11.1% of our common stock as of December 31, 2003. Because of their large holdings of our capital stock relative to other stockholders, Xerox and SWIB, acting individually or together, could have a strong influence over matters requiring approval by our stockholders.

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

     COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations promulgated by the Securities and Exchange Commission and Nasdaq National Market rules, are resulting in increased general and administrative expenses for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our business may be harmed.

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

     - LIMITING THE ABILITY OF STOCKHOLDERS TO CALL SPECIAL MEETINGS OF STOCKHOLDERS;

     - REQUIRING ALL STOCKHOLDER ACTIONS TO BE TAKEN AT MEETINGS OF OUR STOCKHOLDERS; AND

     - ESTABLISHING ADVANCE NOTICE REQUIREMENTS FOR NOMINATIONS OF DIRECTORS AND FOR STOCKHOLDER PROPOSALS.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We face exposure to adverse movements in foreign currency exchange rates, as a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the U.S. Dollar, primarily the euro, the Canadian dollar, the Japanese yen and the Hungarian forint. These exposures may change over time as business practices evolve. We evaluate our foreign currency exposures on an ongoing basis and make adjustments to our foreign currency risk management program as circumstances change.

     In certain instances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations. These contracts are used to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying exposures. We do not engage in foreign currency speculation. The success of our foreign currency risk management program depends upon the ability of the forward exchange contracts to offset the foreign currency risk associated with the hedged transaction. To the extent that the amount or duration of the forward exchange contract and hedged transaction vary, we could experience unanticipated foreign currency gains or losses that could have a material impact on our results of operations. In addition, the failure to identify new exposures and hedge them in a timely manner may result in material foreign currency gains and losses.

     In connection with the Philips acquisition on January 30, 2003, we entered into a forward hedge in the amount of $5.3 million to cover our obligation to pay the 5.0 million euro promissory note (Philips Note) issued as part of the acquisition. On August 26, 2003, we entered into a forward exchange contract to hedge the foreign currency exposure of our 1.0 million euro note payable to Philips. As both the 5.0 million euro promissory note and 1.0 million euro note payable to Philips were paid prior to December 31, 2003, the related forward hedge and forward exchange contract have terminated.

     On November 3, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 3.5 million euros of inter-company receivables from our Belgian subsidiary to the United States. The contract has a one-year term that expires on November 1, 2004. On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 7.5 million Singapore dollars of inter-company receivables from our Singapore subsidiary to the United States. The contract expired on January 30, 2004.

     While the contract amounts of derivative instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to changes in foreign currency exchange rates. Because the terms of the derivative instrument and underlying exposure are matched generally at inception, changes in foreign currency exchange rates should not expose us to significant losses in earnings or net cash outflows when exposures are properly hedged.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 SCANSOFT, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 SCANSOFT, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Report of Independent Auditors..............................     45
  Consolidated Balance Sheets...............................     46
  Consolidated Statements of Operations.....................     47
  Consolidated Statements of Stockholders' Equity...........     48
  Consolidated Statements of Cash Flows.....................     49
  Notes to Consolidated Financial Statements................  50-88
Financial Statement Schedule
  Report of Independent Auditors on Financial Statement
     Schedule...............................................     89
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................     90

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of ScanSoft, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ScanSoft, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 26, 2004

                                 SCANSOFT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  42,584    $  18,853
  Accounts receivable, less allowances of $10,200 and
     $5,903, respectively (Note 3)..........................     40,271       15,650
  Receivables from related parties (Note 27)................      2,133        1,518
  Inventory.................................................        427        1,241
  Prepaid expenses and other current assets.................      9,264        3,167
                                                              ---------    ---------
     Total current assets...................................     94,679       40,429
  Goodwill..................................................    243,266       63,059
  Other intangible assets, net..............................     54,286       33,823
  Property and equipment, net...............................      6,977        2,846
  Other assets..............................................      2,732        3,533
                                                              ---------    ---------
     Total assets...........................................  $ 401,940    $ 143,690
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   7,244    $   7,085
  Accrued compensation......................................      7,871        2,122
  Accrued expenses (Note 8).................................     13,481        7,651
  Deferred revenue..........................................     13,672        1,790
  Note payable (Note 10)....................................        904        3,273
  Deferred payment obligation for technology license              2,754           --
  Other current liabilities.................................      4,448        1,666
                                                              ---------    ---------
     Total current liabilities..............................     50,374       23,587
Deferred revenue............................................        490          244
Long-term notes payable, net of current portion.............     27,859           --
Deferred tax liability......................................      1,264           --
Other liabilities (Notes 6 and 11)..........................     18,727          481
                                                              ---------    ---------
     Total liabilities......................................     98,714       24,312
                                                              ---------    ---------
Commitments and contingencies (Notes 10, 12, 16, 20 and 22)
Stockholders' equity:
  Series B preferred stock, $0.001 par value; 40,000,000
     shares authorized; 3,562,238 shares issued and
     outstanding (liquidation preference $4,631)............      4,631        4,631
  Common stock, $0.001 par value; 140,000,000 shares
     authorized; 105,327,485 and 65,540,154 shares issued
     and 102,592,019 and 63,422,776 shares outstanding,
     respectively...........................................        105           66
  Additional paid-in capital................................    464,350      269,858
  Treasury stock, at cost (2,735,466 and 2,117,378 shares,
     respectively)..........................................    (10,925)      (8,031)
  Deferred compensation.....................................     (1,743)        (173)
  Accumulated other comprehensive loss......................       (748)         (47)
  Accumulated deficit.......................................   (152,444)    (146,926)
                                                              ---------    ---------
     Total stockholders' equity.............................    303,226      119,378
                                                              ---------    ---------
     Total liabilities and stockholders' equity.............  $ 401,940    $ 143,690
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
Revenue, third parties......................................  $128,681   $101,524   $ 55,509
Revenue, related parties....................................     6,718      5,095      7,208
                                                              --------   --------   --------
     Total revenue..........................................   135,399    106,619     62,717
                                                              --------   --------   --------
COSTS AND EXPENSES:
  Cost of revenue
     -- stock based compensation............................        11         --         --
     -- all other expenses..................................    26,123     16,419     12,849
  Cost of revenue from amortization of intangible assets....    10,516      9,470     14,192
  Research and development
     -- stock based compensation............................        15         --         --
     -- all other expenses..................................    33,938     27,633     13,968
  Selling, general and administrative
     -- stock based compensation............................       304        103         15
     -- all other expenses..................................    64,964     43,668     25,296
  Amortization of goodwill and other intangible assets......     2,297      1,682     13,328
  Restructuring and other charges, net......................     3,693      1,041         --
                                                              --------   --------   --------
     Total costs and expenses...............................   141,861    100,016     79,648
                                                              --------   --------   --------
Income (loss) from operations...............................    (6,462)     6,603    (16,931)
Other income (expense):
  Interest income...........................................       465        354        209
  Interest expense..........................................      (793)      (369)      (166)
  Other (expense) income, net...............................     1,003         (1)      (306)
                                                              --------   --------   --------
Income (loss) before income taxes...........................    (5,787)     6,587    (17,194)
Provision for (benefit from) income taxes...................      (269)       254       (317)
                                                              --------   --------   --------
Net income (loss)...........................................  $ (5,518)  $  6,333   $(16,877)
                                                              ========   ========   ========
Net income (loss) per share: basic..........................  $  (0.07)  $   0.09   $  (0.34)
                                                              ========   ========   ========
Net income (loss) per share: diluted........................  $  (0.07)  $   0.09   $  (0.34)
                                                              ========   ========   ========
Weighted average common shares outstanding: basic...........    78,398     67,010     49,693
                                                              ========   ========   ========
Weighted average common shares outstanding: diluted.........    78,398     72,796     49,693
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                                              ------------------   --------------------    PAID-IN
                                                               SHARES     AMOUNT     SHARES      AMOUNT    CAPITAL
                                                              ---------   ------   -----------   ------   ----------
Balance at December 31, 2000................................  3,562,238    4,631    46,072,748      46      219,259
Issuance of common stock under employee stock compensation
 plans......................................................                           623,534       1        1,130
Issuance of common stock in connection with L&H
 acquisition................................................                         7,400,000       8       27,792
Issuance of common stock in private placement...............                         8,261,905       8       15,721
Issuance of common stock in connection with settlement of
 Caere acquisition liability................................                           262,200                  700
Issuance of restricted stock................................                           133,824                  291
Compensation expense associated with restricted stock.......
Repurchase of common stock at cost..........................
Comprehensive loss:
   Net loss.................................................
   Foreign currency translation adjustment..................
   Comprehensive loss.......................................
                                                              ---------   ------   -----------    ----     --------
Balance at December 31, 2001................................  3,562,238    4,631    62,754,211      63      264,893
Issuance of common stock under employee stock compensation
 plans......................................................                         1,449,484       1        2,682
Issuance of common stock in connection with AudioMining
 acquisition................................................                           121,359                  638
Issuance of common stock in private placement...............                         1,000,000       1        5,592
Issuance of common stock issued to L&H in connection with
 registration rights as amended.............................                           150,000       1           (1)
Issuance of common stock in connection with settlement of
 note payable...............................................                            65,100                  336
Compensation expense associated with restricted stock.......
Recognition of liability in connection with the settlement
 of a stock price guarantee.................................                                                 (4,282)
Repurchase of common stock at cost..........................
Comprehensive income:
   Net income...............................................
   Foreign currency translation adjustment..................
   Comprehensive income.....................................
                                                              ---------   ------   -----------    ----     --------
Balance at December 31, 2002................................  3,562,238    4,631    65,540,154      66      269,858
Issuance of common stock under employee stock compensation
 plans......................................................                         2,586,251       2        4,432
Issuance of common stock in public offering, net of offering
 costs of $2,375............................................                         2,072,500       2        5,493
Issuance of common stock, restricted common, and warrants in
 connection with SpeechWorks acquisition....................                        32,499,942      33      170,904
Issuance of restricted stock................................                           300,000      --        1,176
Issuance of warrants in connection with acquisition of
 intellectual property assets...............................                                                    120
Issuance of common stock in connection with LocusDialog
 acquisition................................................                         2,328,638       2       12,367
Compensation expense associated with restricted stock.......
Repurchase of common stock at cost..........................
Comprehensive loss:
   Net loss.................................................
   Foreign currency translation adjustment..................
   Comprehensive loss.......................................
                                                              ---------   ------   -----------    ----     --------
Balance at December 31, 2003................................  3,562,238   $4,631   105,327,485    $105     $464,350
                                                              =========   ======   ===========    ====     ========

                                                                                                     ACCUMULATED
                                                                 TREASURY STOCK                         OTHER
                                                              --------------------     DEFERRED     COMPREHENSIVE   ACCUMULATED
                                                               SHARES     DOLLARS    COMPENSATION       LOSS          DEFICIT
                                                              ---------   --------   ------------   -------------   -----------
Balance at December 31, 2000................................                                              (93)        (136,382)
Issuance of common stock under employee stock compensation
 plans......................................................
Issuance of common stock in connection with L&H
 acquisition................................................
Issuance of common stock in private placement...............
Issuance of common stock in connection with settlement of
 Caere acquisition liability................................
Issuance of restricted stock................................                           $  (291)
Compensation expense associated with restricted stock.......                                15
Repurchase of common stock at cost..........................    656,000   $ (1,031)
Comprehensive loss:
   Net loss.................................................                                                           (16,877)
   Foreign currency translation adjustment..................                                             (394)
   Comprehensive loss.......................................
                                                              ---------   --------     -------          -----        ---------
Balance at December 31, 2001................................    656,000     (1,031)       (276)          (487)       $(153,259)
Issuance of common stock under employee stock compensation
 plans......................................................
Issuance of common stock in connection with AudioMining
 acquisition................................................
Issuance of common stock in private placement...............
Issuance of common stock issued to L&H in connection with
 registration rights as amended.............................
Issuance of common stock in connection with settlement of
 note payable...............................................
Compensation expense associated with restricted stock.......                               103
Recognition of liability in connection with the settlement
 of a stock price guarantee.................................
Repurchase of common stock at cost..........................  1,461,378     (7,000)
Comprehensive income:
   Net income...............................................                                                             6,333
   Foreign currency translation adjustment..................                                              440
   Comprehensive income.....................................
                                                              ---------   --------     -------          -----        ---------
Balance at December 31, 2002................................  2,117,378     (8,031)       (173)           (47)        (146,926)
Issuance of common stock under employee stock compensation
 plans......................................................
Issuance of common stock in public offering, net of offering costs of $2,375............................................
Issuance of common stock, restricted common, and warrants in
 connection with SpeechWorks acquisition....................                              (724)
Issuance of restricted stock................................                            (1,176)
Issuance of warrants in connection with acquisition of
 intellectual property assets...............................
Issuance of common stock in connection with LocusDialog
 acquisition................................................
Compensation expense associated with restricted stock.......                               330
Repurchase of common stock at cost..........................    618,088     (2,894)
Comprehensive loss:
   Net loss.................................................                                                            (5,518)
   Foreign currency translation adjustment..................                                             (701)
   Comprehensive loss.......................................
                                                              ---------   --------     -------          -----        ---------
Balance at December 31, 2003................................  2,735,466   $(10,925)    $(1,743)         $(748)       $(152,444)
                                                              =========   ========     =======          =====        =========


                                                                  TOTAL       COMPREHENSIVE
                                                              STOCKHOLDERS'      INCOME
                                                                 EQUITY          (LOSS)
                                                              -------------   -------------
Balance at December 31, 2000................................      87,461
Issuance of common stock under employee stock compensation
 plans......................................................       1,131
Issuance of common stock in connection with L&H
 acquisition................................................      27,800
Issuance of common stock in private placement...............      15,729
Issuance of common stock in connection with settlement of
 Caere acquisition liability................................         700
Issuance of restricted stock................................          --
Compensation expense associated with restricted stock.......          15
Repurchase of common stock at cost..........................      (1,031)
Comprehensive loss:
   Net loss.................................................     (16,877)       $(16,877)
   Foreign currency translation adjustment..................        (394)           (394)
                                                                                --------
   Comprehensive loss.......................................                     (17,271)
                                                                --------        ========
Balance at December 31, 2001................................     114,534
Issuance of common stock under employee stock compensation
 plans......................................................       2,683
Issuance of common stock in connection with AudioMining
 acquisition................................................         638
Issuance of common stock in private placement...............       5,593
Issuance of common stock issued to L&H in connection with
 registration rights as amended.............................
Issuance of common stock in connection with settlement of
 note payable...............................................         336
Compensation expense associated with restricted stock.......         103
Recognition of liability in connection with the settlement
 of a stock price guarantee.................................      (4,282)
Repurchase of common stock at cost..........................      (7,000)
Comprehensive income:
   Net income...............................................       6,333           6,333
   Foreign currency translation adjustment..................         440             440
                                                                                --------
   Comprehensive income.....................................                       6,773
                                                                --------        ========
Balance at December 31, 2002................................     119,378
Issuance of common stock under employee stock compensation
 plans......................................................       4,434
Issuance of common stock in public offering, net of offering
 costs of $2,375............................................       5,495
Issuance of common stock, restricted common, and warrants in
 connection with SpeechWorks acquisition....................     170,213
Issuance of restricted stock................................          --
Issuance of warrants in connection with acquisition of
 intellectual property assets...............................         120
Issuance of common stock in connection with LocusDialog
 acquisition................................................      12,369
Compensation expense associated with restricted stock.......         330
Repurchase of common stock at cost..........................      (2,894)
Comprehensive loss:
   Net loss.................................................      (5,518)         (5,518)
   Foreign currency translation adjustment..................        (701)           (701)
                                                                                --------
   Comprehensive loss.......................................                    $ (6,219)
                                                                --------        ========
Balance at December 31, 2003................................    $303,226
                                                                ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2003       2002        2001
                                                              --------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $ (5,518)   $ 6,333    $(16,877)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation............................................     2,443      2,007       1,762
    Amortization of goodwill and other intangible assets....    12,813     11,152      27,520
    Accounts receivable allowances..........................       898        370      (1,102)
    Gain on disposal or sale of property and equipment......        --        (30)         --
    Non-cash portion of restructuring charges...............        89        113          --
    Stock-based compensation................................       330        103          15
    Foreign exchange gain...................................      (959)        --          --
    Non-cash interest expense...............................       146         --          --
    Deferred tax provision..................................     1,264         --          --
    Gain on settlement of acquisition liability.............        --         --      (1,050)
    Other...................................................        --         --         (83)
    Changes in operating assets and liabilities, net of
       effects from acquisitions:
    Accounts receivable.....................................   (10,193)    (2,921)       (252)
    Inventory...............................................     1,503       (456)        418
    Prepaid expenses and other current assets...............       737     (1,372)         18
    Other assets............................................       878     (2,738)        435
    Accounts payable........................................    (1,799)       532        (542)
    Accrued expenses........................................    (2,166)     1,166        (543)
    Other liabilities.......................................       168         --          --
    Deferred revenue........................................     4,561     (1,916)        653
                                                              --------    -------    --------
       Net cash provided by operating activities............     5,195     12,343      10,372
                                                              --------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment...........    (2,898)    (2,410)       (943)
  Proceeds from sale of property and equipment..............        --         42         344
  Cash received (paid) for acquisitions, including
    transaction costs.......................................    32,568     (3,606)    (10,118)
  Cash expenditures for licensing agreements................    (6,113)        --          --
  Maturity of marketable securities.........................       553         --          --
  Net change in restricted cash.............................        --         --          62
                                                              --------    -------    --------
    Net cash provided by (used in) investing activities.....    24,110     (5,974)    (10,655)
                                                              --------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term bank borrowings, net...........................        --         --      (3,400)
  Payments of capital lease obligation......................        --       (320)         --
  Payment of note payable and deferred acquisition
    payments................................................   (10,514)      (641)         --
  Purchase of treasury stock................................    (2,894)    (7,000)     (1,031)
  Payments under deferred payment agreement.................    (1,640)    (2,233)         --
  Proceeds from issuance of common stock, net of issuance
    costs...................................................     5,495      5,593      15,731
  Proceeds from issuance of common stock under employee
    stock compensation plans................................     4,434      2,683       1,131
                                                              --------    -------    --------
       Net cash provided by (used in) financing
         activities.........................................    (5,119)    (1,918)     12,431
                                                              --------    -------    --------
Effects of exchange rate changes on cash and cash
  equivalents...............................................      (455)        78        (395)
                                                              --------    -------    --------
Net increase in cash and cash equivalents...................    23,731      4,529      11,753
Cash and cash equivalents at beginning of year..............    18,853     14,324       2,571
                                                              --------    -------    --------
Cash and cash equivalents at end of year....................  $ 42,584    $18,853    $ 14,324
                                                              ========    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRESENTATION

     ScanSoft, Inc. was incorporated as Visioneer, Inc. in March 1992 and through December 1998, developed and sold scanner hardware and software products. On January 6, 1999, Visioneer sold the hardware business and the Visioneer brand name to Primax Electronics, Ltd., and on March 2, 1999, Visioneer acquired ScanSoft, in a cash election merger, from Xerox Corporation. The corporate entity "Visioneer" survived the merger, but changed its name to "ScanSoft, Inc." In addition, Visioneer changed the ticker symbol for its common stock that trades on the Nasdaq National Market, to "SSFT." On March 13, 2000, the Company merged with Caere Corporation ("Caere"), a California-based digital imaging software company. On December 12, 2001, the Company acquired the speech and language technologies operations of Lernout & Hauspie Speech Products, N.V. (L&H). On January 30, 2003, the Company acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units, and related intellectual property ("Philips"). On August 11, 2003, the Company acquired SpeechWorks International, Inc. ("SpeechWorks"). On December 19, 2003, the Company acquired LocusDialog, Inc. ("LocusDialog"). The acquisitions of Caere, L&H, Philips, SpeechWorks and LocusDialog were accounted for under the purchase method of accounting and, accordingly, the results of operations from the acquired businesses have been included in the Company's financial statements as of the acquisition dates.

     When we refer to "we" or "ScanSoft" or "the Company" in this Annual Report on Form 10-K, we mean the current Delaware corporation ScanSoft, Inc., including all of its consolidated subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, ScanSoft evaluates its estimates and judgments, including those related to revenue recognition, including estimates of costs to complete the development of custom software applications and estimates of valuation allowances (specifically sales returns and other allowances); the recoverability of intangible assets, including goodwill; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. ScanSoft bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

  Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the local currency, with the exception of the Company's subsidiary in Budapest, Hungary for which the functional currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries that are denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss), which is a separate component of stockholders' equity, except for Budapest for which foreign currency translation adjustments are recorded in other income

                                 SCANSOFT, INC.

(expense). Foreign currency transaction gains and losses are included in results of operations. The Company reported in other income, net foreign currency transaction gains and other translation gains of $1.2 million, and $0.2 million for the years ended 2003 and 2001, respectively. Foreign currency transaction and other transaction gains and losses were insignificant in 2002.

  Foreign Currency Risk Management

     In certain circumstances, the Company enters into forward exchange contracts to hedge against foreign currency fluctuations. These contracts are used to reduce the Company's risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation. Hedges of underlying exposures are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts representing cash flow hedges qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. Gains and losses on forward exchange contracts that qualify for hedge accounting are recognized as other comprehensive income (loss) in stockholders equity, along with the associated losses and gains on the hedged item. As the terms of the forward exchange contract and underlying exposure are matched generally at inception, hedging effectiveness is calculated by comparing the change in fair value of the contract to the change in fair value of the underlying exposure. To date the Company has not incurred any significant gains or losses associated with hedge ineffectiveness.

     On January 30, 2003, the Company entered into a forward exchange contract to hedge the foreign currency exposure of its 5.0 million euro note payable to Philips (Note 23). The contract and the note payable each had a term that expired on December 31, 2003. On August 26, 2003, the Company entered into a forward exchange contract to hedge the foreign currency exposure of its 1.0 million euro payable to Philips. The contract and the payable each had a term that expired on December 31, 2003. Prior to December 31, 2003, the Company made payments to Philips in satisfaction of these obligations and the related forward hedges were also terminated.

     On November 3, 2003, the Company entered into a forward exchange contract to hedge its foreign currency exposure related to 3.5 million euros of an intercompany receivable from its Belgian subsidiary. The contract has a one year term that expires on November 1, 2004. As of December 31, 2003, the Company has recorded a net exchange rate gain of approximately $46,000 in other comprehensive income on the intercompany receivable and associated forward exchange contract.

     On November 5, 2003, the Company entered into a forward exchange contract to hedge its foreign currency exposure related to 7.5 million Singapore dollars of an intercompany receivable from its Singapore subsidiary. The contract expired on January 30, 2004. As of December 31, 2003, the Company has recorded a net exchange rate loss of approximately $1,000 in other comprehensive income on the intercompany receivable and associated forward exchange contract.

     During 2003, $0.1 million was amortized to other income (expense) related to the premiums paid on the above hedge instruments.

  Revenue Recognition

     The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-9, and the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Revenue from the sale of licenses to end users, value-added resellers and system integrators to use the Company's software products is recognized upon delivery, provided that the arrangement does not require significant modification or customization of the software, any services included in the arrangement are not considered

                                 SCANSOFT, INC.

essential to the functionality of the software, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured.

     Sales of the Company's software products through certain distributors and value-added resellers provide rights of return for as long as the distributors or resellers hold the inventory. As a result, the Company recognizes revenues from sales to these distributors and resellers only when the distributors or resellers have sold products to retailers and end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable for the sales price of all inventories subject to return. If the Company experiences significant returns from distributors or resellers, the Company's liquidity may be adversely impacted. The Company also makes an estimate of sales returns by retailers or end users directly or through its distributors or resellers based on historical returns experience. The provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company's results of operations for the period in which the actual returns become known.

     Revenue from royalties on sales of the Company's products by OEMs to third parties, where no services are included, is typically recognized upon delivery to the third party when such information is available, or when the Company is notified by the OEM that such royalties are due as a result of a sale, provided that all other revenue recognition criteria are met.

     When the Company provides professional services such as custom application development or other services considered essential to the functionality of the software for a fixed fee, it recognizes revenue from the fees for such services and any related software licenses as it completes the project using the percentage-of-completion method in accordance with Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Performance-Type Contracts. The Company generally determines the percentage-of-completion by comparing the labor hours it has incurred to date to the estimate of the total labor hours required to complete the project based on regular discussions with its project managers. This method is used because the Company considers expended labor hours to be the most reliable, available measure of progress on these projects. Adjustments to contract estimates are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

     Other professional services not considered essential to the functionality of the software are limited and primarily include training and feasibility studies. When the Company provides services on a time and materials basis, it recognizes revenue as it performs the services based on actual time incurred.

     When the Company provides software support and maintenance services, it recognizes the revenue ratably over the term of the related contracts, typically one year.

     The Company may sell, under one contract or related contracts, software licenses, custom software applications and other services considered essential to the functionality of the software and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on its fair value. The remainder of the total contract value is then attributed to the software license and related professional services, which are typically recognized as revenue using the percentage-of-completion method. As a result, discounts inherent in the total contract value are attributed to the software license and related professional services. The Company may sell, under one contract or related contracts, software licenses, a maintenance and support arrangement and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on their fair values.

                                 SCANSOFT, INC.

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

     The Company follows the guidance of Emerging Issues Task Force issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"), in determining whether consideration, including equity instruments, given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

     - The Company receives an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of the Company's products and services such that the Company could have purchased the products from a third party, and

     - The Company can reasonably estimate the fair value of the benefit received.

     If both of the conditions are met, the Company records consideration paid to customers as an expense. Consideration, including equity instruments, not meeting the above criteria, is recorded as a reduction of revenue, to the extent the Company has recorded cumulative revenue from the customer or reseller. The impact resulted in a $0.2 million, $0.3 million and $1.1 million reduction in total revenue and a corresponding reduction of selling, general and administrative expense for the years ended 2003, 2002 and 2001, respectively.

     The Company records reimbursements received for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, hotel stays and out-of-town meals.

  Costs of Revenue

     Cost of revenue consists primarily of material and fulfillment costs, third-party royalties, salaries for product support personnel, and engineering costs, including third party contractor costs, associated with contracts which are accounted for under the percentage of completion method of accounting.

  Costs of Revenue from Amortization of Intangible Assets

     Cost of revenue from amortization of intangible assets includes the amortization of acquired patents and core and completed technology.

  Stock based compensation

     Stock based compensation expenses result from non-cash charges for common shares issued with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.

  Cash Equivalents

     Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less at the date of acquisition. The Company invests primarily in commercial paper and money market funds.

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

  Long-lived and Intangible Assets and Goodwill

     The Company has significant long-lived tangible and intangible assets, including goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, patents and core technology, completed technology and trademarks which are amortized using the straight-line method over their estimated useful lives. The values of intangible assets, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. The Company assesses the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it considers important, which could trigger an impairment of such assets, include the following:

     - Significant underperformance relative to historical or projected future operating results;

     - Significant changes in the manner of or use of the acquired assets or the strategy for the Company's overall business;

     - Significant negative industry or economic trends;

     - Significant decline in the Company's stock price for a sustained period; and

     - A decline in the Company's market capitalization below net book value.

     Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position in the reporting period identified.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets or SFAS 142. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the assessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company has assessed the useful lives of its existing intangible assets, other than goodwill, and believes that estimated useful lives remain appropriate. In addition, the Company has determined that it operates in one reporting unit. As a result, the Company uses the stock price of its common stock to determine fair value for its initial impairment test. Based on this, the Company performed the annual assessment during the fourth quarter of 2003 and determined that goodwill was not impaired; therefore no impairment charge was recorded. The Company completes goodwill impairment analyses at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired.

     The values of intangible assets, which represent assets acquired in a business combination or an acquisition or the license of technology, are generally valued based on an income approach method of valuation. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow method is then applied to the potential income streams after

                                 SCANSOFT, INC.

making necessary adjustments with respect to such factors as the wasting nature of the identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed.

     Significant judgments and estimates are involved in determining the useful lives of intangible assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in events or circumstances, including but not limited to technological advances or competition which could result in shorter useful lives, additional reporting units which may require alternative methods of estimating fair value, or economic or market conditions which may affect previous assumptions and estimates, could have a significant impact on the Company's results of operations or financial position through accelerated amortization expense or impairment charges (See Notes 5 and 6).

  Research and Development Costs

     Costs incurred in the research and development of new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. In the years ended December 31, 2003, 2002 and 2001, costs eligible for capitalization were not material.

  Legal Expenses Incurred to Defend Patents

     The Company capitalizes external legal costs incurred in the defense of its patents if the Company believes that the future economic benefit of the patent will be increased. The Company monitors the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, writes off capitalized costs, if any, in the period the change is determined. As of December 31, 2003 capitalized patent defense costs have been immaterial.

  Capitalization of Internal Use Software Costs

     The Company capitalizes development costs of software for internal use required to be capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use". As of December 31, 2003, the Company had capitalized costs related to internal financial and human resource management systems which have been included in construction in process as the assets had not been placed into use.

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

  Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes current period foreign currency translation adjustments and gains related to derivatives reported as cash flow hedges. For the purposes of comprehensive loss disclosures, the Company does not

                                 SCANSOFT, INC.

record  tax provisions or benefits  for the net changes  in the foreign currency
translation  adjustment,  as  the   Company  intends  to  permanently   reinvest
undistributed earnings in its foreign subsidiaries.

  Concentration of Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management's expectations. At December 31, 2003 and 2002, respectively, no customer represented greater than 10% of the Company's net accounts receivable balance.

  Fair Value Disclosures of Financial Instruments

     Financial instruments include cash equivalents, accounts receivable, and long-term notes payable and are carried in the financial statements at amounts that approximate their fair value as of December 31, 2003 and 2002.

  Advertising Costs

     Advertising costs are expensed as incurred and are classified as selling, general and administrative costs. The Company incurred advertising costs of $2.3 million, $3.0 million and $2.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Basic net income per share for the year ended December 31, 2002 includes the assumed conversion of the Series B Preferred Stock, which participates in dividends with common stock when and if declared. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period plus potential dilutive common equivalent shares, which include, when dilutive, outstanding stock options, warrants, unvested shares of restricted stock using the treasury stock method and the convertible debenture using the as converted method. All potential dilutive common shares are excluded from the computation of net loss per share for the years ended December 31, 2003 and 2001 because they are antidilutive.

                                 SCANSOFT, INC.

     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                                  YEAR ENDED
                                                         ----------------------------
                                                          2003      2002       2001
                                                         -------   -------   --------
Net income (loss)......................................  $(5,518)  $ 6,333   $(16,877)
Basic:
  Weighted average common shares outstanding...........   78,398    63,448     49,693
  Assumed conversion of Series B Preferred Stock.......       --     3,562         --
                                                         -------   -------   --------
Weighted average common shares:
basic..................................................   78,398    67,010     49,693
                                                         =======   =======   ========
Net income (loss) per share:
basic..................................................  $ (0.07)  $  0.09   $  (0.34)
                                                         =======   =======   ========
Effect of dilutive common equivalent shares:
     Stock options.....................................       --     5,223         --
     Convertible debenture.............................       --        --         --
     Warrants..........................................       --       468         --
     Unvested restricted stock.........................       --        95         --
                                                         -------   -------   --------
Weighted average common shares:
diluted................................................   78,398    72,796     49,693
                                                         =======   =======   ========
Net income (loss) per share:
diluted................................................  $ (0.07)  $  0.09   $  (0.34)
                                                         =======   =======   ========

     For the year ended December 31, 2002, stock options to purchase 1,039,955 shares of common stock were outstanding but were excluded from the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the Company's common stock for the year. Additionally, stock options to purchase 6,070,164 and 5,080,343 shares of common stock were not included in the calculation of diluted net loss per share for the years ended December 31, 2003 and 2001, respectively, because they were antidilutive.

     Potential weighted-average common shares, including stock options, unvested restricted stock, preferred shares, convertible debt and warrants at December 31, 2003 and 2001, were 14,463,449 and 11,755,150, respectively. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for the period presented.

  Accounting for Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company follows the disclosure provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" .. Deferred compensation is recorded for restricted stock granted to employees based on the fair value of the Company's common stock at the date of grant and is amortized over the period in which the restrictions lapse. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

                                 SCANSOFT, INC.

     Had compensation expense for the Company's stock-based compensation plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and pro forma net income (loss) and net (income) loss and pro forma net income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2003      2002       2001
                                                        --------   -------   --------
Net income (loss) -- as reported......................  $ (5,518)  $ 6,333   $(16,877)
Add back: Stock-based compensation included in net
  income (loss), as reported..........................       330       103         15
Deduct: Total stock based employee compensation
  expense determined under the fair
  value-based-method..................................   (10,299)   (9,320)    (5,035)
                                                        --------   -------   --------
Net loss -- pro forma.................................  $(15,487)  $(2,884)  $(21,897)
                                                        ========   =======   ========
Net income (loss) per share -- as reported: basic and
  diluted.............................................  $  (0.07)  $  0.09   $  (0.34)
Net loss per share -- pro forma: basic and diluted....  $  (0.20)  $ (0.04)  $  (0.44)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 80% for 2003 and 2002 and 130% for 2001, risk-free interest rate of 1.59% to 3.68% for options granted in 2003, 2.26% to 4.33% for options granted in 2002, and 3.66% to 4.97% for options granted in 2001, and a weighted average expected option term of 3.5 years for 2003 and 2002 and 5 years for 2001. The Company has not paid dividends to date and assumed no dividend yield.

     The weighted average grant date fair value per share of options granted was $2.58, $3.12 and $1.92 for the years ended December 31, 2003, 2002 and 2001, respectively.

     For the Employee Stock Purchase Plan, the fair value of each purchase right was estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following assumptions used in 2003, 2002 and 2001: expected volatility of 80% for 2003 and 2002, and 133% to 168% for 2001; risk-free interest rate of 1.05% to 1.65% for 2003, 1.65% to 3.36% for 2002 and 3.41%
to 5.04% for 2001, respectively; and expected lives of six months for all three years. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of all purchase rights granted in 2003, 2002 and 2001, were $1.72, $1.49 and $1.04, respectively.

  Recently Issued Accounting Standards

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however certain elements of SFAS No. 150 have been deferred. The adoption of the provisions of SFAS No. 150, not deferred, did not have a material impact on the Company's financial position or results of operations and the Company does not expect the adoption of the deferred elements of SFAS No. 150 to have a material impact on its financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under FASB

                                 SCANSOFT, INC.

Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's current financial position and its results of operations.

     On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. SFAS 148 did not have any effect on the Company's financial position, results of operations or cash flows as the Company has elected to continue to follow the recognition provisions of APB No. 25.

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

     FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company has evaluated the impact of FIN 45 on its financial statements and determined that the recognition provision did not have an impact on the financial position or results of operations for 2003.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the

                                 SCANSOFT, INC.

date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position or results of operations.

3. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2003      2002
                                                              --------   -------
                                                                (IN THOUSANDS)
Accounts receivable.........................................  $ 41,066   $20,653
Unbilled accounts receivable................................     9,405       900
                                                              --------   -------
                                                                50,471    21,553
Less -- allowances..........................................   (10,200)   (5,903)
                                                              --------   -------
                                                              $ 40,271   $15,650
                                                              ========   =======

     Unbilled accounts receivable relate primarily to revenues earned under royalty-based arrangements for which billing occurs in the month following receipt of the royalty report and to revenues earned under percentage of completion contracts that have not yet been billed based on the terms of the specific arrangement.

4. INVENTORY

     Inventory consists of the following (in thousands):

                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              ----   ------
Raw materials...............................................  $ --   $   26
Finished goods..............................................   427    1,215
                                                              ----   ------
                                                              $427   $1,241
                                                              ====   ======

5. GOODWILL

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

     Under SFAS 142, the Company is required to complete an annual impairment test on all goodwill on a reporting unit basis. A reporting unit is defined as an operating segment or one level below an operating

                                 SCANSOFT, INC.

segment referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business and discrete financial information is prepared and regularly reviewed by management. The Company determined that it operates in one reporting unit and, therefore, has completed the goodwill impairment test on an enterprise-wide basis.

     The fair value of the reporting unit was determined using the Company's market capitalization as of November 30, 2003. As the fair value of the reporting unit as of November 30, 2003 was in excess of the carrying amount of the net assets, the Company concluded that its goodwill was not impaired, and no impairment charge was recorded. No further analysis was required under SFAS 142.

     The following summary reflects the consolidated results of operations as if SFAS 142 had been adopted as of January 1, 2001, rather than January 1, 2002 (in thousands, except net income (loss) per share amounts):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   ------   --------
Net income (loss):
  Reported net income (loss)............................  $(5,518)  $6,333   $(16,877)
  Effect of goodwill amortization, net of tax...........       --       --     10,387
                                                          -------   ------   --------
  Adjusted net income (loss)............................  $(5,518)  $6,333   $ (6,490)
                                                          =======   ======   ========
Basic net income (loss) per share:
  Reported basic net income (loss) per share............  $ (0.07)  $ 0.09   $  (0.34)
  Effect of goodwill amortization, net of tax...........       --       --        .21
                                                          -------   ------   --------
  Adjusted basic net income (loss) per share............  $ (0.07)  $ 0.09   $  (0.13)
                                                          =======   ======   ========
Diluted net income (loss) per share:
  Reported diluted net income (loss) per share..........  $ (0.07)  $ 0.09   $  (0.34)
  Effect of goodwill amortization, net of tax...........       --       --        .21
                                                          -------   ------   --------
  Adjusted diluted net income (loss) per share..........  $ (0.07)  $ 0.09   $  (0.13)
                                                          =======   ======   ========

                                 SCANSOFT, INC.

6. OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following (in thousands):

                                                 GROSS CARRYING   ACCUMULATED    NET CARRYING
                                                     AMOUNT       AMORTIZATION      AMOUNT
                                                 --------------   ------------   ------------
DECEMBER 31, 2003
Patents and core technology....................     $ 55,607        $28,652        $26,955
Completed technology...........................       30,681         18,528         12,153
Tradenames and trademarks......................        6,471          2,474          3,997
Non-competition agreement......................        4,058          4,052              6
Acquired favorable lease.......................          553            553             --
Customer relationships.........................       13,538          2,363         11,175
Other..........................................          200            200             --
                                                    --------        -------        -------
                                                    $111,108        $56,822        $54,286
                                                    ========        =======        =======
DECEMBER 31, 2002
Patents and core technology....................     $ 50,090        $20,331        $29,759
Completed technology...........................       16,340         16,340             --
Tradenames and trademarks......................        5,501          1,725          3,776
Non-competition agreement......................        4,048          4,048             --
Acquired favorable lease.......................          553            553             --
Customer relationships.........................        1,100            812            288
Other..........................................          200            200             --
                                                    --------        -------        -------
                                                    $ 77,832        $44,009        $33,823
                                                    ========        =======        =======

     On March 31, 2003, the Company entered into an agreement that grants an exclusive license to the Company to resell, in certain geographies worldwide, certain productivity applications. The period of exclusivity expires after seven years, unless terminated earlier as permitted under the agreement. Total consideration to be paid by the Company for the license was $13.0 million. On June 30, 2003, the terms and conditions of the agreement were amended, resulting in a $1.2 million reduction in the license fee. The initial payment of $6.4 million due on or before June 30, 2003 was paid in accordance with the terms of the license agreement. The two remaining payments totaling $5.6 million including interest of $0.4 million will be paid as follows: $2.8 million on March 31, 2004 and $2.8 million on March 31, 2005.

     Based on the net present value of the deferred payments due in 2004 and 2005, using an interest rate of 7.0%, the Company recorded $11.4 million as completed technology, which will be amortized to cost of revenue based on the greater of (a) the ratio of current gross revenue to total current and expected future revenues for the products or (b) the straight-line basis over the period of expected use, five years. The $0.6 million difference between the stated payment amounts and the net present value of the payments, will be charged to interest expense over the payment period. As of December 31, 2003, payments due on or before June 30, 2004, and the remaining balance due, have been classified as deferred payment for technology license and other liabilities, long-term respectively.

     On March 31, 2003, the Company acquired certain intellectual property assets related to multimodal speech technology, in exchange for $0.1 million in cash and the issuance of a warrant for common stock valued at $0.1 million (Note
12). The purchase price was recorded as completed technology and will be amortized over three years.

                                 SCANSOFT, INC.

     Aggregate amortization expense was $12.8 million ($10.5 million included in cost of revenue) for the year ended December 31, 2003. Estimated amortization expense for each of the five succeeding fiscal years as of December 31, 2003 is as follows (in thousands):

                                                                    SELLING,
                                                       COST OF    GENERAL AND
YEAR ENDING                                            REVENUE   ADMINISTRATIVE    TOTAL
-----------                                            -------   --------------   -------
2004.................................................  $10,847      $ 2,834       $13,681
2005.................................................    6,446        2,505         8,951
2006.................................................    5,366        2,265         7,631
2007.................................................    5,351        2,133         7,484
2008.................................................    3,500        1,885         5,385
Thereafter...........................................    7,599        3,555        11,154
                                                       -------      -------       -------
Total................................................  $39,109      $15,177       $54,286
                                                       =======      =======       =======

7. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                         DECEMBER 31,
                                                        USEFUL LIFE   ------------------
                                                        (IN YEARS)      2003      2002
                                                        -----------   --------   -------
Computers, software and equipment.....................        3       $ 10,346   $ 7,650
Leasehold improvements................................      2-4          2,693     1,315
Furniture and fixtures................................        3          2,095       443
Construction in process...............................       --            857         9
                                                                      --------   -------
                                                                        15,991     9,417
Accumulated depreciation..............................                  (9,014)   (6,571)
                                                                      --------   -------
                                                                      $  6,977   $ 2,846
                                                                      ========   =======

     Depreciation expense, associated with property and equipment, for the years ended December 31, 2003, 2002 and 2001 was $2.4 million, $2.0 million, and $1.8 million, respectively. Construction in process is related to the capitalization of internal costs associated with financial and human resource management systems.

     In January 2002, the Company entered into a one-year capital lease agreement for certain equipment. Total payments during the year were $0.3 million. No further obligation existed as of December 31, 2002.

                                 SCANSOFT, INC.

8. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2003      2002
                                                              -------   ------
Accrued sales and marketing incentives......................  $ 2,540   $1,802
Accrued restructuring and other charges.....................    1,861      665
Accrued royalties...........................................      510      238
Accrued professional fees...................................    1,735      472
Accrued acquisition liabilities.............................      143    1,437
Accrued transaction costs...................................      834      217
Accrued other...............................................    5,858    2,820
                                                              -------   ------
                                                              $13,481   $7,651
                                                              =======   ======

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

     In connection with the Philips acquisition (Note 23), the Company eliminated 25 ScanSoft personnel across all functional areas, resulting in a charge of approximately $0.5 million in severance-related restructuring costs in the three month period ended March 31, 2003.

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

     During the three months ended September 30, 2003, the Company eliminated 81 ScanSoft employees as a result of the SpeechWorks acquisition across all functional areas, resulting in charges of $1.9 million for severance costs, representing the ratable recognition of expenses through the period ended December 31, 2003. Certain of these employees had termination dates after December 31, 2003 and, as required by SFAS 112, the Company recorded severance expense ratably from the date the plan was announced through the termination date.

     During 2003, the Company accrued $0.2 million and $0.2 million, respectively, related to certain facility restructuring efforts taken at our corporate headquarters and the closing of certain ScanSoft offices as a result of the SpeechWorks acquisition and related expenses.

     For the twelve months ended December 31, 2003, the Company paid a total of $2.2 million in severance payments, of which $0.5 million relates to the March 2002 restructuring and $0.1 million relates to severance paid to the former Caere President and CEO, pursuant to a 2000 restructuring charge.

                                 SCANSOFT, INC.

     At December 31, 2003, the remaining restructuring accrual from the current and prior restructuring activities amounted to $1.9 million. The balance is comprised of $0.3 million of lease exit costs and $1.6 million of employee-related severance costs, of which $0.3 million are for severance to the former Caere President and CEO, $0.1 million are for severance costs related to the 2003 Philips related restructuring actions and $0.2 million and $1.0 million are for severance costs related to actions taken during the quarters ended June 30, 2003 and September 30, 2003, respectively.

     The lease exit costs and severance due to the former Caere President and CEO will be paid through January 2004 and March 2005, respectively. Severance costs related to restructuring actions undertaken during the three month period ended June 30, 2003 will be paid through March 2009. Severance costs related to employee termination actions undertaken during the three month period ended September 30, 2003 will be paid through September 2004.

     The following table sets forth the 2003, 2002 and 2001 restructuring and other charges accrual activity (in thousands):

                                                            LEASE
                                                 EMPLOYEE   EXIT      ASSET
RESTRUCTURING AND OTHER CHARGES ACCRUAL          RELATED    COSTS   IMPAIRMENT    TOTAL
---------------------------------------          --------   -----   ----------   -------
Balance at December 31, 2000...................  $ 1,428    $  50     $  --      $ 1,478
Cash payments..................................     (794)     (50)                  (844)
                                                 -------    -----     -----      -------
Balance at December 31, 2001...................      634       --        --          634
Restructuring and other charges for March 2002
  restructuring................................      576      465        --        1,041
Non-cash write-off.............................              (113)       --         (113)
Cash payments..................................     (764)    (133)                  (897)
                                                 -------    -----     -----      -------
Balance at December 31, 2002...................      446      219        --          665
Restructuring and other charges................    3,267      337        89        3,693
Non-cash write-off.............................       --       --       (89)         (89)
Cash payments..................................   (2,161)    (247)       --       (2,408)
                                                 -------    -----     -----      -------
Balance at December 31, 2003...................  $ 1,552    $ 309     $  --      $ 1,861
                                                 =======    =====     =====      =======

10. DEBT AND CREDIT FACILITIES

  Credit Facility

     On October 31, 2002, the Company entered into a two year Loan and Security Agreement (as amended, the "Loan Agreement") with Silicon Valley Bank (the "Bank") that consisted of a $10.0 million revolving loan (the "Credit Facility"). The Company amended this Loan and Security Agreement, as of September 30, 2003, for the period September 30, 2003 through December 31, 2003, removing the fixed charge coverage ratio covenant and replacing it with an adjusted quick ratio covenant. Borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.375% or 0.75%, (4.375% at December 31,
2003) which is determined by the Company's adjusted quick ratio, as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time is limited to the lesser of $10.0 million or a borrowing base equal to either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on the Company's adjusted quick ratio. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the two-year loan term. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, predominantly its accounts receivable, but not its intellectual property.

                                 SCANSOFT, INC.

     The Company is currently renegotiating the terms of its Loan and Security Agreement. Until these negotiations are complete, the Company continues to have access to the existing $10.0 million revolving loan. During this time the Credit Facility will be subject to the terms as amended on September 30, 2003.

     The Loan Agreement also contains a restrictive covenant regarding the payment or declaration of any dividends on the Company's capital stock during the term of the agreement (except for dividends payable solely in capital stock) without the Bank's prior written consent. As of December 31, 2003, the Company was in compliance with all covenants.

     As of December 31, 2003, based upon the calculated borrowing base, available borrowings totaled approximately $8.3 million, as the Company had approximately $1.7 million in outstanding Letters of Credit. The Company can make no guarantees as to its ability to satisfy its future financial covenant calculations. As of December 31, 2003, there was no outstanding balance under this Credit Facility.

  Equipment Line of Credit

     In connection with the acquisition of SpeechWorks, the Company assumed $1.5 million of principal amounts outstanding under a one-year equipment line-of-credit with a bank which expired on June 30, 2003. As of December 31, 2003, a balance of $1.3 million remains outstanding. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the bank's prime rate (4.0% at December 31, 2003), which is payable in equal monthly payments over a period of 36 months. In accordance with the terms of the equipment line of credit, as of December 31, 2003, principal payments of $0.9 million are due during the year ending December 31, 2004, $0.3 million are due during the year ending December 31, 2005 and $0.1 million are due during the year ended December 31, 2006. Under the financing agreement, the Company is obligated to comply with certain financial covenants related to total tangible net assets and was in compliance as of December 31, 2003.

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

     In connection with the Philips acquisition on January 30, 2003, the Company issued a 5.0 million euro promissory note (the "Philips Note") to Philips. The unsecured Philips Note matured on December 31, 2003 and bore interest at 5% per annum. Payments of principal and accrued interest were due at maturity. In connection with the issuance of the Philips Note, the Company entered into a forward foreign currency exchange contract on January 31, 2003 to hedge the foreign exchange exposure on the Philips Note. As of December 31, 2003, the Company had paid Philips in full satisfaction of the Philips Note.

                                 SCANSOFT, INC.

  Convertible Debenture

     On January 30, 2003, the Company issued a $27.5 million three-year, zero-interest convertible subordinated debenture due January 2006 (the "Convertible Note") to Philips in connection with the Philips acquisition (Note
23). The Convertible Note is convertible into shares of the Company's common stock at $6.00 per share at any time until maturity at Philips' option. The conversion rate may be subject to adjustments from time to time as provided in the Convertible Note. The Convertible Note contains a provision in which all amounts unpaid at maturity will bear interest at a rate of 3% per quarter until paid.

     The Convertible Note contains covenants that place restrictions on the declaration or payment of dividends or distributions (other than distributions of equity securities of the Company) on, or the redemption or purchase of, any shares of the Company's capital stock while the Convertible Note is outstanding. This restriction terminates when one-half or more of the principal amount of the Convertible Note is converted by Philips into common stock. The Convertible Note contains a provision which provides Philips the right to require the Company to redeem the Convertible Note or any remaining portion of the principal amount, on the date a "Change in Control" occurs. The Convertible Note provides that a "Change in Control" is deemed to have occurred when any person or entity acquires beneficial ownership of shares of capital stock of the Company entitling such person or entity to exercise 40% or more of the total voting power of all shares of capital stock of the Company, or the Company sells all or substantially all of its assets, subject to certain exceptions. The Company's acquisition of SpeechWorks (Note 22) did not result in a Change in Control.

11. OTHER LIABILITIES

     Other liabilities consist of the following (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
Facilities operating lease obligations......................    $15,820          $ --
Deferred payments for technology license (Note 6)...........      2,585            --
Caere acquisition related costs.............................         --           409
Other.......................................................        322            72
                                                                -------          ----
                                                                $18,727          $481
                                                                =======          ====

     In connection with the acquisition of SpeechWorks (Note 22), the Company assumed lease obligations including leases extending through September 2004 related to the former corporate offices of SpeechWorks, leases related to two office locations vacated during 2003 which extend through 2010 and 2016, respectively, and a lease associated with office space which will become available beginning in January 2005. As of December 31, 2003, the Company has $0.9 million, $4.9 million and $10.0 million of remaining lease obligations in long-term liabilities related to these leases, respectively.

12. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 as Series B Preferred Stock. In connection with the acquisition of ScanSoft (see Note 1), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox Corporation ("Xerox"). The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The Series B Preferred Stock holders are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, as and if

                                 SCANSOFT, INC.

declared by the Board of Directors. To date no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock.

  Common Stock Warrants

     In connection with the ScanSoft acquisition (Note 1), the Company issued Xerox a ten-year warrant that allows Xerox to acquire a number of shares of common stock equal to the number of stock options (whether vested or unvested) that remains unexercised at the expiration of any ScanSoft stock option assumed by the Company in the merger. The exercise price for each warrant share is $0.61. If all of the assumed ScanSoft options expire without being exercised, Xerox would be entitled to purchase 1,736,630 shares of common stock. From the date of acquisition through December 31, 2003, 525,732 ScanSoft options have been forfeited and accordingly, the Xerox warrant at December 31, 2003 was exercisable for the purchase of 525,732 shares of the Company's common stock.

     In connection with the March 31, 2003 acquisition of the certain intellectual property assets related to multimodal speech technology (Note 6), the Company issued a warrant, expiring October 31, 2005, for the purchase of 78,000 shares of ScanSoft common stock at an exercise price of $8.10 per share. The warrant was immediately exercisable and was valued at $0.1 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, a risk-free rate of 1.87%, an expected term of 2.5 years, no dividends and a stock price of $4.57 based on the Company's stock price at the time of issuance.

     In connection with the SpeechWorks acquisition (Note 22), the Company issued a warrant to its investment banker, expiring on August 11, 2009, for the purchase of 150,000 shares of ScanSoft common stock at an exercise price of $3.98 per share. The warrant does not become exercisable until August 11, 2005 and was valued at $0.2 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 60%, a risk-free interest rate of 4.03%, an expected term of 8 years, no dividends and a stock price of $3.92 based on the Company's stock price at the time of issuance.

     In connection with the acquisition of SpeechWorks, the Company assumed the remaining outstanding warrants issued by SpeechWorks to America Online ("AOL") to purchase up to 219,421 shares, as converted, of common stock in connection with a long-term marketing arrangement. The warrant is currently exercisable at a price of $14.49 per share and expires on June 30, 2007. The value of the warrant was insignificant.

     On December 17, 2003, pursuant to a letter agreement, dated October 17, 2003, the Company issued a warrant to a former employee of SpeechWorks, expiring December 17, 2004, for the purchase of 11,180 shares of its common stock at an exercise price of $7.70 per share, and 2,552 shares of its common stock at an exercise price of $5.64 per share. The warrant was valued at approximately $18,000 based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, a risk-free interest rate of 1.63%, an expected term of 1 year, no dividends and a stock price of $5.62 based on the Company's stock price at the time of issuance.

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

                                 SCANSOFT, INC.

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

     On August 6, 2003, the Company's board of directors authorized the repurchase of up to $25 million of the Company's common stock over the next 12 months, however, the Company may suspend or discontinue the repurchase program at any time. From August 6, 2003 through December 31, 2003, the Company repurchased 618,088 common shares at a purchase price of $2.9 million; the Company records treasury stock at cost. The Company intends to use the repurchased shares for its employee stock plans and for potential future acquisitions.

     Acquisition of SpeechWorks International, Inc.

     On August 11, 2003, the Company acquired all of the outstanding stock of SpeechWorks (Note 22). In connection with the acquisition of SpeechWorks, the Company exchanged 0.860 of a share of its common stock for each outstanding share of SpeechWorks stock. This transaction resulted in the issuance of approximately 32.5 million shares of common stock, representing approximately 33% of the outstanding common stock of the Company after the completion of the acquisition.

  Acquisition of LocusDialog, Inc.

     On December 19, 2003, the Company acquired all of the outstanding shares of LocusDialog, Inc (Note 21). In connection with the acquisition of LocusDialog, the Company issued approximately 2.3 million shares of its common stock.

  Underwritten Public Offering

     During the three months ended March 31, 2003, the Company completed an underwritten public offering of 8,256,906 shares of the Company's common stock at $3.80 per share. Of the total shares sold, 6,184,406 shares were sold on behalf of Lernout & Hauspie Speech Products N.V. and L&H Holdings USA, Inc. The Company sold 2,072,500 common shares and received gross proceeds of $7.9 million. After considering offering costs of $2.4 million, the net proceeds to the Company amounted to approximately $5.5 million.

  Other

     On April 12, 2002, the Company completed a private placement of 1.0 million shares of common stock at a purchase price of $6.00 per share with SF Capital Partners Ltd. ("SF Capital"), resulting in proceeds, net of issuance costs, of $5.6 million. In purchasing these shares, SF Capital was provided with certain registration rights which required that the shares be registered no later than August 10, 2002. The shares held by SF Capital were registered on February 14, 2003, however no penalty for late registration was enforced.

     In connection with the agreement to repurchase 1,461,378 shares of common stock from L&H Holdings USA, Inc. and Lernout & Hauspie Speech Products N.V. (collectively, L&H) entered into by the Company in September 2002, the Company agreed to issue an additional 150,000 shares of its common stock to L&H if it did not complete an underwritten public offering of the shares held by L&H by December 15, 2002. The Company further agreed to issue an additional 150,000 shares of its common stock to L&H if it did not complete an underwritten public offering by February 15, 2003. The Company also would be required to issue an additional 100,000 shares of its common stock to L&H if, by February 15, 2003, it failed to file a registration statement to register the shares remaining unsold. The value ascribed to the potential right to

                                 SCANSOFT, INC.

acquire additional shares of the Company's common stock was valued at $0.3 million using a probability-weighted, Black-Scholes valuation model and recorded as a credit to additional paid-in capital, with a corresponding reduction in additional paid-in capital because the Company has an accumulated deficit. Accordingly, the right had no net effect on the Company's financial position or results of operations. The Company completed the public offering on February 14, 2003. Because the offering was not completed by December 15, 2002, the Company issued L&H 150,000 shares of common stock on December 18, 2002.

13. RESTRICTED COMMON STOCK

     On August 11, 2003, the Company issued 300,000 shares of restricted common stock to the Company's Chief Executive Officer. Unvested restricted shares may not be sold, transferred or assigned. Of these restricted common shares, 100,000 vest on each of August 31, 2004, 2005 and 2006. Except as otherwise specified in the restricted stock agreement, in the event that the executive's employment with the Company terminates, any unvested shares of the restricted stock shall be forfeited and revert to the Company. The purchase price of the shares equaled the par value of the shares, aggregating $300. The difference between the purchase price and the fair value of the Company's common stock on the date of issue based on the listed exchange price of $1.2 million has been recorded as deferred compensation and additional paid-in-capital. The deferred compensation is being recognized as compensation expense ratably over the vesting period resulting in $0.2 million of stock compensation expense during the fiscal year ended December 31, 2003.

     In connection with the SpeechWorks acquisition (Note 22), the Company issued 184,850 shares of restricted common stock in replacement of previously outstanding SpeechWorks unvested restricted common stock. Unvested restricted common stock may not be sold, transferred or assigned and are subject to forfeiture in the event an employee ceases to be employed by the Company. The restricted common stock vests no later than March 25, 2007. Deferred compensation of $0.7 million was recorded associated with the issuance of these restricted shares which is equal to the closing price of ScanSoft common stock on the acquisition date. The deferred compensation is being recognized as compensation expense ratably over the vesting period resulting in $0.1 million of stock compensation expense during the fiscal year ended December 31, 2003.

     During 2001, the Company awarded 133,824 shares of restricted common stock to senior executives at a weighted average fair value of the Company's common stock at the grant date of $2.72 resulting in deferred compensation of $291,000. Restrictions lapse over a period of 2 to 4 years depending on the grant. The restricted stock awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Deferred compensation expense is amortized to compensation expense over the period that the restrictions lapse. The deferred compensation is being recognized as compensation expense ratably over the vesting period resulting in $0.1 million of stock compensation expense during fiscal years 2003 and 2002.

14. STOCK COMPENSATION PLANS

  Stock Option and Award Plans

     The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock generally at the fair market value on the date of grant. Plans do not allow for options to be granted at below fair market value nor can they be re-priced at anytime. Options become exercisable over various periods, typically two to four years and have a maximum term of 10 years. At December 31, 2003, 22,423,477 shares were authorized for grant under the Company's stock-based compensation plans, of which 4,557,845 were available for future grant. To date, all stock options have been granted with exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant.

                                 SCANSOFT, INC.

     The following table summarizes activity under all stock option and award plans and for options granted outside the plans:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Balance at December 31, 2000................................  12,365,652       $2.49
Options granted.............................................   3,891,021       $2.39
Options exercised...........................................    (527,582)      $1.96
Options canceled............................................  (2,511,922)      $3.27
                                                              ----------
Balance at December 31, 2001................................  13,217,169       $2.33
Options granted.............................................   4,965,913       $5.43
Options exercised...........................................  (1,362,299)      $1.83
Options canceled............................................  (1,675,076)      $4.03
                                                              ----------
Balance at December 31, 2002................................  15,145,707       $3.20
Options granted.............................................   6,122,250       $4.57
Options exercised...........................................  (2,422,484)      $1.61
Options canceled............................................    (999,841)      $4.34
                                                              ----------
Balance at December 31, 2003................................  17,845,632       $3.82
                                                              ==========

     Stock options to purchase 9,600,859, 8,389,293 and 6,502,668 shares of common stock were exercisable as of December 31, 2003, 2002 and 2001, respectively.

     The following table summarizes information about stock options outstanding under the Company's stock compensation plans at December 31, 2003:

                           OPTIONS OUTSTANDING
               --------------------------------------------       OPTIONS EXERCISABLE
                               WEIGHTED                       ----------------------------
                                AVERAGE         WEIGHTED                       WEIGHTED
EXERCISE         SHARES        REMAINING        AVERAGE         SHARES         AVERAGE
PRICE RANGE    OUTSTANDING   LIFE IN YEARS   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-----------    -----------   -------------   --------------   -----------   --------------
$0.41 - $1.28   1,333,033        6.83            $1.10         1,175,957        $1.12
$1.31 - $1.63   2,963,882        6.48            $1.38         2,906,798        $1.38
$1.66 - $3.26   1,452,132        6.03            $2.69         1,222,882        $2.64
$3.30 - $4.01   2,863,329        7.82            $3.86           453,091        $3.62
$4.03 - $4.30   1,882,172        7.23            $4.24         1,225,575        $4.23
$4.31 - $4.31   1,795,850        9.62            $4.31                --           --
$4.38 - $5.36   2,447,564        8.09            $5.17         1,714,396        $5.21
$5.38 - $5.93   1,790,404        9.12            $5.74           208,185        $5.73
$5.94 - $7.50   1,314,266        7.79            $6.88           692,788        $6.88
$8.74 - $8.74       3,000        8.42            $8.74             1,187        $8.74
               ----------                                      ---------
$0.41 - $8.74  17,845,632        7.66            $3.82         9,600,859        $3.16
               ==========                                      =========

  1995 Employee Stock Purchase Plan

     The Company's 1995 Employee Stock Purchase Plan, as amended and restated on August 11, 2003, authorizes the issuance of a maximum of 1,500,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement

                                 SCANSOFT, INC.

date or 85% of the closing price on the applicable offering termination date. The Company issued 163,837, 87,185 and 95,952 shares of common stock under this plan during the years ended December 31, 2003, 2002 and 2001 respectively.

15. COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss), net of taxes, was ($6.2) million, $6.8 million and ($17.3) million for the years ended December 31, 2003, 2002 and 2001 respectively. Total comprehensive income (loss) consisted of net income or loss and foreign currency translation adjustments for the respective periods.

16. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has various operating leases for office space around the world. In connection with the acquisition of SpeechWorks, ScanSoft assumed all of SpeechWorks' lease obligations. Among these obligations are lease payments related to two office locations vacated during 2003 by SpeechWorks and one associated with office space which will become available beginning in January 2005. Gross lease payments associated with these office locations amounting to $10.5 million and $13.6 million, respectively, have been included in the table below. These obligations extend through 2016. The following table outlines the Company's future minimum payments under operating leases as of December 31, 2003 (in thousands):

YEAR ENDING
DECEMBER 31,
------------
2004........................................................   $ 5,853
2005........................................................     5,031
2006........................................................     4,067
2007........................................................     2,797
2008........................................................     2,541
Thereafter..................................................    17,128
                                                               -------
Total.......................................................   $37,417
                                                               =======

     At December 31, 2003, the Company has sub-leased certain office space to third parties. Total sub-lease income under contractual terms is $6.4 million, which has not been reflected in the above operating lease contractual obligations, will be received through February 2016.

     Total rent expense under operating leases for the years ended December  31,
2003,   2002  and  2001  was  $4.0  million,  $1.8  million  and  $0.8  million, respectively.

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

     From time to time, the Company receives information concerning possible infringement by third parties of the Company's intellectual property rights,
whether   developed,    purchased   or    licensed    by   the    Company.    In

                                 SCANSOFT, INC.

response to any such circumstance, the Company has counsel investigate the matter thoroughly and the Company takes all appropriate action to defend its rights in these matters.

     On July 15, 2003, Elliott Davis ("Davis") filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Davis alleges that SpeechWorks is infringing United States Patent No. 4,802,231 entitled "Pattern Recognition Error Reduction System" (the "'231 Patent"). The '231 Patent generally discloses techniques for a pattern recognition system and method wherein errors are reduced by creating independent error templates that correspond to patterns that tend to be erroneously matched and linked error templates that are linked to specified reference templates that are stored for comparison. In addition, on November 26, 2003, Davis filed an action against the Company in the United States District Court for the Western District for New York (Buffalo) claiming that the Company infringed the '231 Patent. Damages are sought in an unspecified amount. Although ScanSoft has, both prior to and as a result of the SpeechWorks acquisition, several products in the speech recognition technology field, ScanSoft believes that the products do not infringe the '231 Patent because neither the Company nor SpeechWorks use the claimed techniques. SpeechWorks filed an Answer and Counterclaim to Davis's Complaint in its case on August 25, 2003 and the Company filed an Answer and Counterclaim to Davis's Complaint in its case on December 22, 2003. The Company believes Davis's claims have no merit and intends to defend the actions vigorously.

     On November 27, 2002, AllVoice Computing plc filed an action against the Company in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled "Automated Proofreading Using Interface Linking Recognized Words to Their Audio Data While Text Is Being Changed" (the "'273 Patent"). The '273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology field, the Company believes that its products do not infringe the '273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. The Company believes this claim has no merit and intends to defend the action vigorously. On December 28, 2001, the Massachusetts Institute of Technology and Electronics For Imaging, Inc. sued the Company in the United States District Court for the Eastern District of Texas for patent infringement. That action has been resolved for an immaterial amount and the Company was dismissed from the action on December 12, 2003.

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

     The Company believes that the final outcome of the current litigation matters described above will not have a significant adverse effect on its financial position and results of operations. However, even if the Company's defense is successful, the litigation could require significant management time and will be costly.

                                 SCANSOFT, INC.

Should the Company not prevail in these litigation matters, its operating results, financial position and cash flows could be adversely impacted.

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

     The Company has entered into agreements to indemnify its directors and officers to the fullest extent authorized or permitted under applicable law. These agreements, among other things, provide for the indemnification of its directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by any such person in his or her capacity as a director or officer of the company, whether or not such person is acting or serving in any such capacity at the time any liability or expense is incurred for which indemnification can be provided under the agreements. In accordance with the terms of the SpeechWorks merger agreement, the Company is required to indemnify the former members of the SpeechWorks board of directors, on similar terms as described above, for a period of five years from the acquisition date. As a result, the Company recorded a liability related to the fair value of the obligation of $1.0 million in connection with the purchase accounting for the acquisition. Additionally in accordance with the terms of the merger agreement, the Company purchased a director and officer insurance policy related to this obligation for a period of three years from the date of acquisition.

     In accordance with the provisions of FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the following table represents the deferred revenue activity related to the Company's obligations under maintenance and support contracts for the year ended December 31, 2003 (in thousands):

Beginning balance as of January 1, 2003.....................  $1,396
Additions due to acquisitions...............................   2,459
Additions due to new billings during 2003...................   5,485
Maintenance revenue recognized during the 2003..............  (5,284)
                                                              ------
Ending balance as of December 31, 2003......................  $4,056
                                                              ======

     Deferred maintenance as of December 31, 2002 was insignificant.

17. 401(K) SAVINGS PLAN

     The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Through October 15, 2002, the Company matched an employee's contributions dollar for dollar up to 4%. During the period from October 16, 2002 through June 30, 2003, this match was discontinued. Effective July 1, 2003, Company match of employee's contributions was reinstated, dollar for

                                 SCANSOFT, INC.

dollar up to 2%. Employees are 100% vested into the plan as soon as they start to contribute to the plan. The Company's contributions to the 401(k) Plan totaled $0.2 million, $0.6 million and $0.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

18. SUPPLEMENTAL CASH FLOW INFORMATION

     During the years ended December 2003, 2002 and 2001, the Company made cash payments for interest totaling $0.4 million, $0.3 million and $0.1 million, respectively.

     During the years ended December 2003, 2002 and 2001, the Company made cash payments for income taxes totaling $1.0 million, $0.6 million and $0.3 million, respectively.

     During December 2003, the Company issued 2,328,638 shares of the Company's common stock valued at $12.4 million in connection with the acquisition of LocusDialog.

     During August 2003,  in connection with  the SpeechWorks acquisition  (Note
22), the Company issued a warrant to its investment banker for the purchase of 150,000 shares of ScanSoft common stock valued at $0.2 million.

     During March 2003, in connection with the acquisition of certain intellectual property assets related to multimodal speech technology (Note 6), the Company issued a warrant for the purchase of 78,000 shares of ScanSoft common stock valued at $0.1 million.

     During  January  2003,  the  Company  issued  a  $27.5  million three-year, zero-interest convertible subordinated debenture due January 2006 (the "Convertible Note") to Philips in connection with the Philips acquisition (Note
23) valued a $27.5 million.

     During December 2002, the Company issued 150,000 shares of common stock valued at $0.3 million in connection with the agreement to repurchase 1,461,378 shares of common stock from L&H (Note 25).

     During March 2002, the Company issued 121,359 shares of the Company's common stock valued at $0.6 million in connection with a purchase agreement associated with the Audiomining assets of L&H. In addition, the Company issued a 9% promissory note in the principal amount of $0.4 million.

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

     During December 2001, the Company issued 7.4 million shares of the Company's common stock valued at $27.8 million, a 9% promissory note in the principal amount of $3.5 million in connection with the L&H acquisition (Note
25)

                                 SCANSOFT, INC.

19. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in a single segment. The following table presents total revenue information by geographic area and principal product line (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2003       2002      2001
                                                        --------   --------   -------
North America.........................................  $ 96,908   $ 77,540   $49,266
Other foreign countries...............................    38,491     29,079    13,451
                                                        --------   --------   -------
  Total...............................................  $135,399   $106,619   $62,717
                                                        ========   ========   =======

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2003       2002      2001
                                                        --------   --------   -------
Digital Capture.......................................  $ 57,471   $ 62,454   $60,966
Speech................................................    77,928     44,165     1,751
                                                        --------   --------   -------
  Total...............................................  $135,399   $106,619   $62,717
                                                        ========   ========   =======

     Revenue classification above is based on the country in which the sale originates or is invoiced. Revenue in other countries predominately relates to sales to customers in Europe and Asia. Intercompany sales are insignificant as products sold in other countries are sourced within Europe or the United States.

     A number of the Company's North American OEM customers distribute its products throughout the world but because these customers do not provide the geographic dispersion of products sales, the Company recorded the revenue in the North America category.

     Two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 16% and 13%, 25% and 12% and 28% and 15% of the Company's consolidated revenue for the years ended 2003, 2002 and 2001, respectively.

     The following table summarizes the Company's long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                                2003      2002
                                                              --------   ------
North America...............................................  $280,840   $1,992
Other foreign countries.....................................    26,421    1,951
                                                              --------   ------
                                                              $307,261   $3,943
                                                              ========   ======

                                 SCANSOFT, INC.

20. INCOME TAXES

     The components of the income tax provision (benefit) are as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                              2003     2002    2001
                                                             -------   -----   -----
Current
  Federal..................................................  $(1,534)  $(900)  $ (16)
  Foreign..................................................      (49)    907     277
  State....................................................       50     247    (578)
                                                             -------   -----   -----
                                                             $(1,533)  $ 254   $(317)
                                                             =======   =====   =====
Deferred
  Federal..................................................  $ 1,083   $  --   $  --
  Foreign..................................................      (20)     --      --
  State....................................................      201      --      --
                                                             -------   -----   -----
                                                             $ 1,264   $   0   $   0
                                                             =======   =====   =====
Provision (benefit) for income taxes.......................  $  (269)  $ 254   $(317)
                                                             =======   =====   =====

     The benefits for federal income taxes in 2003 and 2002 and the benefit for state income taxes in 2001 relate to refunds related to Caere Corporation.

     The deferred income tax provision includes a $1.2 million provision to increase the deferred tax valuation allowance. A portion of the deferred tax liabilities are created by taxable temporary differences related to certain goodwill for which the period the differences will reverse is indefinite. Following the adoption of SFAS No. 142, taxable temporary differences creating deferred tax liabilities as a result of different treatment of goodwill for book and tax purposes can not offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. As a result, a deferred tax provision is required to increase the Company's valuation allowance. The deferred tax provision in 2003 includes $0.4 million related to 2002.

     For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   ------   --------
North America...........................................  $(6,781)  $4,585   $(17,797)
Foreign.................................................      994    2,002        603
                                                          -------   ------   --------
  Total.................................................  $(5,787)  $6,587   $(17,194)
                                                          =======   ======   ========

     The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $4.6 million at December 31, 2003.

                                 SCANSOFT, INC.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2003       2002
                                                              -------   --------
Deferred tax assets
  Net operating loss carryforwards..........................  $68,157   $ 33,212
  Federal and state credit carryforwards....................    7,740      4,903
  Capitalized start-up and development costs................    5,743      1,062
  Accrued expense and other reserves........................    7,044      3,600
  Deferred revenue..........................................    3,534        558
  Deferred compensation.....................................    3,640         --
  Depreciation..............................................    2,759      2,210
  Other.....................................................      155          8
                                                              -------   --------
  Gross deferred tax assets.................................   98,772     45,553
Deferred tax liabilities
  Acquired intangibles......................................   (3,050)    (4,538)
  Valuation allowance.......................................  (96,986)   (41,015)
                                                              -------   --------
  Net deferred tax liabilities..............................  $(1,264)  $     --
                                                              =======   ========

     The increase in ScanSoft's net deferred tax assets to $97 million from $41 million as of December 31, 2003 and 2002, respectively, primarily related to the acquisition of SpeechWorks.

     At December 31, 2003 and 2002, the Company provided a full valuation allowance for its net deferred tax assets in the United States and certain foreign jurisdictions due to the uncertainty of realization of those assets as a result of the recurring and cumulative losses from operations.

     The Company monitors the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Our income tax provisions and our assessment of the realizability of our deferred tax assets involve significant judgments and estimates. If we continue to generate taxable income through profitable operations in future years we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination.

                                 SCANSOFT, INC.

     A reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2003     2002     2001
                                                              -----    -----    -----
Federal statutory tax rate..................................  (35.0)%   34.0 %  (34.0)%
Nondeductible amortization and in-process research and
  development...............................................    0.0 %    0.0 %   20.0 %
Foreign taxes...............................................   (4.9)%    6.6 %   (0.4)%
State tax, net of federal benefit...........................   (5.6)%    3.1 %   (4.4)%
Other.......................................................    0.3 %   (2.2)%    2.3 %
Change in valuation allowance...............................   77.6 %  (17.4)%   16.5 %
Federal research and development credits....................  (10.5)%   (6.5)%   (1.8)%
Federal benefit -- refundable taxes.........................  (26.5)%  (13.7)%     --
                                                              -----    -----    -----
                                                               (4.6)%    3.9 %   (1.8)%
                                                              =====    =====    =====

     At December 31, 2003 and 2002, the Company had federal net operating loss carryforwards of approximately $168.3 million and $82.5 million, respectively, of which approximately $18.2 million and $9.1 million, respectively, relate to tax deductions from stock compensation. The tax benefit related to the stock compensation, when realized, will be accounted for as additional paid-in capital rather than as a reduction of the provision for income tax. At December 31, 2003 the Company had federal and state research and development credit carryforwards of approximately $5.5 million and $3.4 million respectively. At December 31, 2002, the Company had federal and state research and development credit carryforwards of approximately $3.4 million and $2.3 million, respectively. The net operating loss and credit carryforwards will expire at various dates through 2023, if not utilized.

     Utilization of the net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation will result in the expiration of certain net operating losses and credits before utilization.

21. ACQUISITION OF LOCUSDIALOG, INC.

     On December 19, 2003, the Company acquired all of the outstanding shares of LocusDialog, a leader in speech-enabled, auto-attendant applications, based in Montreal, Canada. LocusDialog's call routing and auto-attendant solutions are used by nearly 1,000 installations worldwide, handling approximately 500 million calls annually.

     The acquisition of LocusDialog enhances the Company's competitive position in key markets, specifically the auto-attendant market. In addition, it enhances the distribution channel adding new reference accounts for both customer relationships and technology partners. These incremental intangible benefits attributed to excess purchase consideration resulting in goodwill.

     The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

     Consideration for the transaction comprised 2,328,638 shares of common stock at a per share value of $5.31 (the average closing price of ScanSoft common stock for a total of five days immediately prior to and subsequent to the announcement of the acquisition), having a value of $12.4 million, and transaction costs of $0.7 million.

                                 SCANSOFT, INC.

     The purchase price allocation is as follows (in thousands):

Total purchase consideration:
  Common stock issued.......................................   $12,370
  Transaction costs.........................................       660
                                                               -------
  Total purchase consideration..............................   $13,030
                                                               =======
Allocation of the purchase consideration:
  Current assets............................................   $ 2,417
  Property and equipment....................................       420
  Identifiable intangible assets............................     2,850
  Goodwill..................................................     9,357
                                                               -------
  Total assets acquired.....................................    15,044
                                                               -------
  Accounts payable..........................................      (157)
  Accrued liabilities.......................................    (1,338)
  Deferred revenue..........................................      (519)
                                                               -------
  Total liabilities assumed:................................    (2,014)
                                                               -------
                                                               $13,030
                                                               =======

     Current assets acquired primarily relate to cash and accounts receivable. Current liabilities assumed primarily relate to accounts payable, accrued expenses and deferred revenue. Current assets include approximately $0.8 million in research and development tax credits receivable from the Canadian government. Under the purchase agreement up to $1.0 million of research and development tax credits expected to be received by the Company will be repaid to the former shareholders of Locus. Any amounts in excess of $1.0 million will be retained by the Company, and be treated as a reduction of goodwill. The estimated fair value of the receivable at the date of acquisition of $0.8 million is included in current assets with a corresponding liability in accrued liabilities.

     The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

                                                                              AMORTIZATION
                                                                 AMOUNT          PERIOD
                                                             (IN THOUSANDS)    (IN YEARS)
                                                             --------------   ------------
Patents and core technology................................      $  220              5
Completed technology.......................................         300             10
Customer relationships.....................................       2,330              5
                                                                 $2,850            5.5

     The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The Company did not attribute any value to "in-process research and development" projects in connection with this acquisition. The Company believes that these identified intangible assets have no residual value. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $9.4 million. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142. All goodwill and other identifiable intangible assets are not deductible for tax purposes.

                                 SCANSOFT, INC.

22. ACQUISITION OF SPEECHWORKS INTERNATIONAL, INC.

     On August 11, 2003, the Company acquired all of the outstanding stock of SpeechWorks International, Inc. ("SpeechWorks"), a leading provider of software products and professional services that enable enterprises, carriers and government organizations to offer automated, speech-activated services over any telephone.

     The acquisition of SpeechWorks enhances the ability of the Company to promote its products and comprehensively address the needs of the system integrators in telephony markets. The addition of SpeechWorks' professional services organization will enable the Company to support major accounts, channel partners and telecommunications firms, as well as provide the ability to deliver complete solutions. In addition, the acquisition enhances the Company's strengths in key vertical markets, including multiple deployments in travel/hospitality, financial services and government, thereby expanding the Company's market share in these key markets and expertise in developing applications and solutions for these industries. These incremental intangible benefits, which are reflected in the purchase consideration, resulted in goodwill.

     The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

     In connection with the acquisition of SpeechWorks, ScanSoft exchanged 0.860 of a share of its common stock for each outstanding share of SpeechWorks stock. This transaction resulted in the issuance of approximately 32.5 million shares of ScanSoft common stock, representing approximately 33% of the outstanding common stock of ScanSoft after the completion of the acquisition. The SpeechWorks purchase price of $175.5 million includes the value of the ScanSoft common stock issued at a per share value of $5.26 (the average closing price of ScanSoft common stock for a total of five days immediately prior to and subsequent to the announcement of the acquisition) and transaction costs of $4.5 million. Included in the transaction costs is a warrant, valued at $0.2 million, for the purchase of 150,000 shares of ScanSoft's common stock (Note 12). In addition, the purchase price also includes the value of 184,850 shares of restricted ScanSoft common stock issued by ScanSoft, in replacement of previously outstanding SpeechWorks unvested restricted common stock, of $0.7 million based on the closing price of ScanSoft common stock on the acquisition date. The value of the unvested restricted common stock has been recorded as deferred compensation (Note 13).

                                 SCANSOFT, INC.

     The preliminary purchase price allocation is as follows (in thousands):

Total purchase consideration:
  Common stock and restricted stock issued..................   $170,950
  Transaction costs.........................................      4,500
                                                               --------
  Total purchase consideration..............................   $175,450
                                                               ========
Preliminary allocation of the purchase consideration:
Assets acquired:
  Cash......................................................   $ 39,953
  Marketable securities.....................................        553
  Accounts receivable.......................................      9,952
  Other current assets......................................        938
  Property and equipment....................................      2,840
  Other long term assets....................................        808
  Identifiable intangible assets............................     13,310
  Goodwill..................................................    142,004
                                                               --------
  Total assets acquired.....................................    210,358
                                                               --------
  Deferred compensation for unvested restricted common
     stock..................................................        724
Liabilities assumed:
  Accounts payable..........................................     (1,610)
  Accrued expenses..........................................     (9,817)
  Deferred revenue..........................................     (6,135)
  Other long term liabilities...............................    (16,530)
  Note payable..............................................     (1,540)
                                                               --------
  Total liabilities assumed:................................    (34,908)
                                                               --------
                                                               $175,450
                                                               ========

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

     In connection with the acquisition of SpeechWorks, the Company assumed all its lease obligations. Among these obligations are lease payments extending through September 2004 related to the former corporate offices of SpeechWorks, as well as, liabilities associated with office space which will become available beginning in January 2005. During the quarter ended December 31, 2003, the Company completed its review of all of the assumed leases. Based on the provisions of the lease agreements and management's expectations for post-acquisition operations, the Company determined that the total fair value of the assumed liabilities related to leases for which there will be no future benefit amounted to $12.9 million, which resulted in an adjustment to accrued liabilities and other long term liabilities assumed in the acquisition of $0.9 million

                                 SCANSOFT, INC.

and $12.0 million, respectively. A corresponding adjustment to goodwill of $12.9 million has been reflected in the table above.

     The fair value of the future lease obligations includes an estimate of expected future sublease income in accordance with the provisions of EITF 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. In accordance with EITF 95-3, if the actual lease obligation is less than the estimated lease obligation, due to the amount or timing of actual lease payments or sublease rental receipts, the difference will be recorded as an adjustment to the purchase price, resulting in an adjustment to goodwill. If the actual lease obligation exceeds the estimated lease obligation recorded and such amount is determined beyond one year after the acquisition date, the difference will be recorded as an adjustment to net income(loss).

     The purchase price allocation is final except for continuing analysis of litigation against SpeechWorks that arose prior to the acquisition date (Note
16).

     In connection with the SpeechWorks acquisition, the Company eliminated 54 former employees of SpeechWorks. In connection with this action, a liability of $1.3 million, representing severance and related benefits, has been included in the purchase price allocation. As of December 31, 2003, the remaining restructuring accrual related to SpeechWorks acquisition amounted to $0.1 million, all of which will be paid during fiscal 2004.

     The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

                                                                              AMORTIZATION
                                                                 AMOUNT          PERIOD
                                                             (IN THOUSANDS)    (IN YEARS)
                                                             --------------   ------------
Patents and core technology................................     $ 1,300            10
Completed technology.......................................       2,200             5
Customer relationships.....................................       9,000             6
Trade names and trademarks.................................         800             5
Non-compete agreements.....................................          10             1
                                                                -------
                                                                $13,310           6.5
                                                                =======

     The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The Company did not attribute any value to "in-process research and development" projects in connection with this acquisition. The Company believes that these identified intangible assets have no residual value. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $142.0 million. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142. All goodwill and other identifiable intangible assets are not deductible for tax purposes.

23. ACQUISITION OF PHILIPS SPEECH PROCESSING TELEPHONY AND VOICE CONTROL
BUSINESS

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

                                 SCANSOFT, INC.

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

     Consideration for the acquisition, before any purchase price adjustment determined by the parties as described below, totaled $39.5 million, including transaction costs of $2.1 million. The consideration consisted of 3.1 million euros ($3.4 million) in cash paid at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended; a deferred payment of 1.0 million euros in cash due no later than December 31, 2003, a 5.0 million euro note due December 31, 2003; bearing 5.0% interest per annum; and a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of common stock at $6.00 per share. The fair value of the convertible debenture was determined to be $27.5 million based on the present value of the expected cash outflows using an incremental borrowing rate of 12% and the fair value of the conversion feature based on the Black-Scholes option pricing model using the following assumptions: the fair value of the Company's common stock of $3.62 per share, the closing price of the Company's common stock on the day the parties entered into the acquisition agreement; volatility of 100%; risk-free interest rate of 2.16%; no dividends and an expected term of 3 years.

     The purchase price was subject to adjustment based on calculations set forth in the purchase agreement, as amended, which required agreement by the parties. In accordance with the provisions of the agreement, the Company and Philips agreed during the fourth quarter of 2003 to a final purchase price, adjustment of approximately $4.1 million, resulting in a corresponding reduction in goodwill. The Company received $1.1 million of the purchase price adjustment prior to December 31, 2003. The remaining $3.0 million (2.5 million euros), recorded in other current assets at December 31, 2003, was received on January 5, 2004.

     The final purchase price allocation reflecting the above noted adjustments is as follows (in thousands):

Total purchase consideration:
  Cash......................................................   $  (760)
  Other current liability (1.0 million euro payable)........     1,080
  Note payable..............................................     5,410
  Convertible debenture.....................................    27,520
  Transaction costs.........................................     2,100
                                                               -------
     Total purchase consideration...........................   $35,350
                                                               =======
Allocation of the purchase consideration:
  Current assets............................................   $ 3,930
  Property and equipment....................................       310
  Identifiable intangible assets............................     5,650
  Goodwill..................................................    28,846
                                                               -------
     Total assets acquired..................................    38,736
                                                               -------
  Current liabilities assumed...............................    (3,386)
                                                               -------
                                                               $35,350
                                                               =======

                                 SCANSOFT, INC.

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

     The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

                                                                              AMORTIZATION
                                                                 AMOUNT          PERIOD
                                                             (IN THOUSANDS)    (IN YEARS)
                                                             --------------   ------------
Patents and core technology................................      $3,990            10
Completed technology.......................................         460           5.5
Customer relationships.....................................       1,030           1.8
Trade names and trademarks.................................         170             5
                                                                 ------
                                                                 $5,650           9.3
                                                                 ======

     The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The Company did not attribute any value to "in-process research and development" projects in connection with this acquisition. The Company believes that these identified intangible assets have no residual value. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $28.8 million. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142. All goodwill and other identifiable intangible assets are deductible for tax purposes.

24. ACQUISITION OF AUDIOMINING

     On February 22, 2002, the Company entered into a definitive asset purchase agreement (the "Purchase Agreement") to acquire certain assets and intellectual property from L&H Holdings USA, Inc. The transaction was completed on March 21, 2002. Pursuant to the Purchase Agreement, the Company acquired patents and core technology associated with the Audiomining assets of the speech and language technology assets of L&H and paid $1.5 million in total consideration to L&H as follows: $0.5 million in cash, 121,359 shares of the Company's common stock valued at $0.6 million (based on the average of the closing share price of the Company's stock five days before and after the date the transaction was completed) and a 9% promissory note in the principal amount of $0.4 million (the "Note"), with principal and interest to be repaid in full on July 31, 2002. The Company incurred $0.2 million of acquisition related costs. The purchase price including acquisition costs of $1.7 million was allocated to core technology.

     On July 31, 2002, the Company repaid all amounts due under the Note, which included principal and interest of $0.4 million.

     The following table identifies the intangible assets acquired in connection with Audiomining and their respective lives:

                                                                  AMOUNT          LIFE
                                                              (IN THOUSANDS)   (IN YEARS)
                                                              --------------   ----------
Core technology.............................................      $1,674          3.5
                                                                  ------
                                                                  $1,674
                                                                  ======

25. ACQUISITION OF LERNOUT & HAUSPIE (L&H) SPEECH PRODUCTS N.V. ASSETS:

     On December 7, 2001, the Company entered into a definitive asset purchase agreement (the "Purchase Agreement") to acquire certain assets and intellectual property relating to the former L&H entities that were

                                 SCANSOFT, INC.

in bankruptcy under the jurisdiction of both the U.S. Bankruptcy Court for the District of Delaware and the Commercial Court of Ieper, Belgium. The Company purchased these assets in a closed auction proceeding administered by the creditors committee of the former entities and approved by both the U.S. and Belgium courts on December 11, 2001. The transaction was completed on December 12, 2001 and the Company's results from operations include L&H activities since that date. The acquisition was accounted for as the acquisition of a business.

     Pursuant to the Purchase Agreement, the Company acquired patents, trademarks, tradenames, product and customer contracts associated with certain of the speech and language technology assets of L&H. In addition, the Company obtained rights to accounts receivable related to the customer contracts acquired and fixed assets. The Company also hired 223 employees from L&H. The Company paid $41.3 million in total consideration to the creditors as follows:
$10.0 million in cash, 7.4 million shares of the Company's common stock valued at $27.8 million (based on the average of the closing share price of our stock 3 days before and after the proposed acquisition was announced) and a 9% promissory note in the principal amount of $3.5 million, to be repaid in installments of $0.1 million of principal and interest quarterly commencing on March 15, 2002, for a total of eleven payments. All remaining principal and interest would become due on December 15, 2004 (Note 10). The Company incurred approximately $1.0 million of acquisition related costs.

     The purchase price was allocated to the tangible and intangible assets acquired (patents and core technology and trade names and trademarks) and liabilities assumed based on their respective fair market values. The total identifiable tangible assets amounted to $21.0 million. The excess of the purchase price over the fair value of the identifiable intangible assets and net liabilities assumed amounted to $23.0 million and was allocated to goodwill. The Company believes that the acquisition resulted in an excess of the purchase price over the fair value of the net assets acquired because the Company purchased, in an auction as a result of L&H's bankruptcy status, a substantial portfolio of patents and core technology in speech and language technology which were internally developed or acquired by L&H over the course of several years. Furthermore, the acquisition enabled the Company to enter the speech and language market immediately upon completion of the acquisition. All goodwill and other identifiable intangible assets are deductible for tax purposes. The purchase price including acquisition costs was allocated as follows (in thousands):

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

                                 SCANSOFT, INC.

     OEM contracts and customer relationships, as well as completed technology, were determined to have de minimus values and, accordingly, no amount of the purchase price was allocated to these intangible assets.

26. PRO FORMA RESULTS (UNAUDITED)

     The following table reflects unaudited pro forma results of operations of the Company assuming that the Philips, SpeechWorks and LocusDialog acquisitions had occurred on January 1, 2002 (in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
Revenues....................................................   $162,907     $161,048
Net loss....................................................   $(38,099)    $(59,138)
Net loss per basic and diluted share........................   $  (0.38)    $  (0.62)

     The   unaudited  pro  forma  results  of  operations  are  not  necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of these periods.

27. RELATED PARTIES

     At December 31, 2003, Xerox owned approximately 15% of the Company's outstanding common stock and all of the Company's outstanding Series B Preferred Stock. In addition, Xerox has the opportunity to acquire additional shares of common stock pursuant to a warrant (Note 12). The Company and Xerox have entered into multiple non-exclusive agreements in which the Company grants Xerox the royalty-bearing right to copy and distribute certain versions of the Company's software programs with Xerox's multi-function peripherals. Xerox accounted for 5%, 5% and 11% of total net revenues during each of the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, Xerox owed the Company $1.9 million and $1.5 million, respectively, pursuant to these agreements, which are included in receivables from related parties.

     In connection with the Caere acquisition in the first quarter of 2000 and pursuant to a concurrent non-competition and consulting agreement, the Company agreed to pay in cash to the former Caere President and CEO, a current member of the Board of Directors of the Company, on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by 486,548. On March 5, 2002, the Company negotiated a deferred payment agreement with the former Caere President and CEO to terminate this agreement. Under the terms of the deferred payment agreement, the Company paid $1.0 million in cash on March 5, 2002 and agreed to make future cash payments totaling $3.3 million, with such amounts payable in equal quarterly installments of approximately $0.4 million over the following two years. During the year ended December 31, 2003, the Company paid four quarterly installments under this agreement totaling $1.6 million.

     The total consideration of this agreement was accounted for in the original Caere purchase price and had no effect on the results of operations. The remaining liability at December 31, 2003 is $0.4 million, which is included in other current liabilities.

     At December 31, 2003, a member of the Company's Board of Directors, and a former member of the SpeechWorks Board of Directors, is a senior executive at Convergys Corporation. The Company and Convergys have entered into multiple non-exclusive agreements in which Convergys resells the Company's software. During the year ended December 31, 2003, Convergys accounted for approximately $0.3 million in total net revenues. As of December 31, 2003, Convergys owed the Company $0.2 million, pursuant to these agreements, which are included in receivables from related parties.

                                 SCANSOFT, INC.

28. QUARTERLY DATA (UNAUDITED)

     The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

                                              FIRST    SECOND     THIRD    FOURTH
                                             QUARTER   QUARTER   QUARTER   QUARTER      YEAR
                                             -------   -------   -------   -------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2003
  Total revenue............................  $27,836   $27,743   $32,950   $46,870    $135,399
Net income (loss)..........................  $  (174)  $(2,943)  $(3,731)  $ 1,330    $ (5,518)
Net income (loss) per share:
  Basic....................................  $ (0.00)  $ (0.04)  $ (0.04)  $  0.01    $  (0.07)
  Diluted..................................  $ (0.00)  $ (0.04)  $ (0.04)  $  0.01    $  (0.07)
Weighted average common shares outstanding:
  Basic....................................   67,689    65,821    83,694   103,072      78,398
  Diluted..................................   67,689    65,821    83,694   114,648      78,398
2002
  Total revenue............................  $23,765   $26,184   $28,235   $28,435    $106,619
Net income (loss)..........................  $(2,882)  $ 1,950   $ 2,825   $ 4,440    $  6,333
Net income (loss) per share:
  Basic....................................  $ (0.05)  $  0.03   $  0.04   $  0.07    $   0.09
  Diluted..................................  $ (0.05)  $  0.03   $  0.04   $  0.06    $   0.09
Weighted average common shares outstanding:
  Basic....................................   62,304    67,595    67,865    66,709      67,010
  Diluted..................................   62,304    76,677    74,787    73,850      72,796

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of ScanSoft, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 26, 2004, appearing in this Annual Report on Form 10-K of ScanSoft, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 26, 2004

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                              ACCOUNTS RECEIVABLE

                                                         2003          2002          2001
                                                        -------       ------       --------
Balance at beginning of year..........................  $ 5,903       $6,273       $  7,375
Additions charged to costs and expenses...............      898          200            186
Additions charged to other accounts...................    3,309(a)       (73)(a)     (1,185)(a)
Net additions (deductions and write-offs).............       90         (497)          (103)
                                                        -------       ------       --------
Balance at end of year................................  $10,200       $5,903       $  6,273
                                                        =======       ======       ========

---------------

(a) Net increase (decrease) in amounts recorded against revenue as of December 31, 2003, 2002 and 2001, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

     (b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange
Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. Subsequent to the end of the third quarter of 2003, we adopted additional controls and procedures related to accounting for income taxes associated with acquisitions including involvement of our tax personnel in the financial reporting process.

     In   connection  with  their  audit  of  our  2003  consolidated  financial statements, PricewaterhouseCoopers LLP ("PwC"), our independent auditors, advised in a management letter to management and our Audit Committee of four conditions that could adversely affect our ability to initiate, record, process and report financial data consistent with management's assertions. These conditions include, in summary: (i) our significant accounting transactions, including related judgments and estimates, may not be supported by a sufficiently formal process or sufficiently comprehensive documentation; and
(ii) we had insufficiently documented our estimate of returns from second-tier resellers. In addition, we have earlier in this document discussed the other two conditions raised by PwC (see page 37).

     In the third quarter of 2003, we commenced the planning and worldwide implementation of the Oracle e-Business suite, which we anticipate completing by the end of fiscal year 2004. Simultaneously with the Oracle implementation, we commenced our Section 404 (Sarbanes-Oxley Act of 2002) compliance efforts. In conjunction with these efforts, we initiated the design, development and implementation of processes and controls that we believe, will address the conditions raised in PwC's management letter. We currently expect these efforts to extend into the second half of fiscal 2004. To the knowledge of our Chief Executive Officer and Chief Financial Officer, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), no later than April 29, 2004, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled "Election of Directors" in our Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled "Executive Compensation, Management and Other Information" in our Proxy Statement. Information regarding
Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

     Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on February 24, 2004. Our Code of Business Conduct and Ethics can be found at our website: www.scansoft.com. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such a request should be made in writing and addressed to Investor Relations, ScanSoft, Inc., 9 Centennial Drive, Peabody, MA 01960. Further, our Code of Business Conduct and Ethics is filed as an Exhibit to this Annual Report on Form 10-K.

     To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at http://www.scansoft.com.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled "Executive Compensation, Management and Other Information" in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the sections titled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled "Certain Relationships and Related Transactions" in our Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this section is incorporated by reference from the information in the section entitled "Ratification of Appointment of Independent Auditors" in our Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

        (1) Financial Statements -- See Index to Financial Statements in Item 8 of this Report.

        (2) Financial Statement Schedule -- The following report and financial statement schedule for fiscal years 2003, 2002 and 2001 is contained in
        Item 8 of this Report:

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

              II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             All other schedules have been omitted as the requested information is inapplicable or the information is presented in the financial statements or related notes included as part of this Report.

        (3) Exhibits -See Item 15(c) of this Report below.

     (b) Reports on Form 8-K.

     The following current reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003:

        (1) On October 16, 2003, ScanSoft filed an amendment to Form 8-K, filed on August 22, 2003, to include under Item 7 certain financial statements and pro forma financial information, relating to the acquisition of SpeechWorks International, Inc.

     (c) Exhibits.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
 2.1(1)       Agreement and  Plan  of  Merger,  dated  December  2,  1998, between  Visioneer,  Inc., a  Delaware corporation,  and the
              Registrant.
 2.2(2)       Agreement and  Plan  of Reorganization,  dated  January  15,
              2000,  by  and among  the Registrant,  Scorpion Acquisitions
              Corporation,  a  Delaware  corporation  and  a  wholly-owned subsidiary  of  the  Registrant,  and  Caere  Corporation, a
              Delaware corporation.
 2.3(3)       Asset Purchase Agreement, dated as  of December 7, 2001,  by and  among  the  Registrant  and  Lernout  &  Hauspie Speech
              Products N.V., a  corporation organized  and existing  under the  laws of  the Kingdom  of Belgium,  L&H Holdings  USA, a
              Delaware corporation that  is a  wholly-owned subsidiary  of
              L&H, and certain other parties.
 2.4(20)      Purchase   Agreement,   dated  October   7,   2002,  between
              Koninklijke Philips Electronics N.V. and the Registrant.
 2.5(22)      Amendment No. 1 to Purchase Agreement, dated as of  December
              20,  2002, between Koninklijke  Philips Electronics N.V. and the Registrant.
 2.6(22)      Amendment No. 2 to Purchase  Agreement, dated as of  January
              29,  2003, between Koninklijke  Philips Electronics N.V. and the Registrant.
 2.7(23)      Agreement and Plan or Reorganization, dated April 23,  2003,
              by   and   among  the   Registrant,   Spiderman  Acquisition
              Corporation and SpeechWorks International, Inc.
 3.1(4)       Amended and  Restated Certificate  of Incorporation  of  the
              Registrant.
 3.2          Amended and Restated Bylaws of the Registrant.
 4.1(6)       Specimen Common Stock Certificate.
 4.2(7)       Preferred  Shares Rights Agreement, dated  as of October 23,
              1996,  between  the  Registrant  and  U.S.  Stock   Transfer
              Corporation,  including  the Certificate  of  Designation of
              Rights, Preferences and Privileges of Series A Participating
              Preferred Stock, the form of Rights Certificate and  Summary
              of   Rights  attached  thereto  as  Exhibits  A,  B  and  C,
              respectively.
 4.3(1)       Common Stock Purchase Warrant.
 4.4(1)       Registration Rights Agreement, dated March 2, 1999,  between the Registrant and Xerox Corporation.
 4.5(19)      Share  Purchase Agreement,  dated as  of December  13, 2001, between the Registrant and the State of Wisconsin Investment
              Board, as amended.
 4.6          Registration Rights  Agreement,  dated  December  28,  2001, between  the Registrant and Merrill  Lynch, Pierce, Fenner &
              Smith Incorporated (Included in Exhibit 10.23 below).
 4.7(19)      Share Purchase  Agreement,  dated  as  of  April  12,  2002, between the Registrant and SF Capital Partners Ltd.
10.1(5)       Form of Indemnification Agreement.
10.2(8)**     1995 Directors' Stock Option Plan, as amended.
10.3(9)       LZW  Paper  Input  System  Patent  License  Agreement, dated
              October  20,  1995,  between   the  Registrant  and   Unisys
              Corporation.
10.4(9)       Patent  License agreement, dated  November 13, 1995, between the Registrant and Wang Laboratories, Inc.
10.5(10)      Software  Distribution  Agreement,  dated  April  26,  1995,
              between   Xerox   Imaging  Systems,   Inc.  and   Tech  Data
              Corporation.

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
10.6(10)      Assignment, Assumption, Renewal and Modification  Agreement,
              dated  June 18,  1997, between Xerox  Imaging Systems, Inc., the Registrant and Tech Data Product Management, Inc.
10.7(21)      Distribution Agreement,  dated September  22, 1993,  between
              Ingram  Micro,  Inc.  and Xerox  Imaging  Systems,  Inc., as
              amended.
10.8(17)      Gold Disk Bundling  Agreement: Pagis SE  & Pagis Pro,  dated
              June  29,  1998,  between  Xerox  Corporation,  through  its
              Channels Group, and the Registrant, as amended.
10.9(17)      Gold Disk Bundling Agreement, dated March 25, 1998,  between
              Xerox  Corporation, Office  Document Products  Group and the
              Registrant.
10.10(11)**   Caere Corporation 1992 Non-Employee Directors' Stock  Option
              Plan.
10.11(12)**   Stand  Alone Stock  Option Agreement  Number 1,  dated as of
              August 21, 2000, by and  between the Registrant and Paul  A.
              Ricci.
10.12(13)     Lease  Agreement, dated  December 18,  2000, by  and between
              James M. Salar, as trustee of the JMS Realty Trust, and  the
              Registrant.
10.13(18)     Gold  Disk  Bundling Agreement,  dated  as of  September 30,
              1999, as amended by Amendment Number 1, dated as of  January
              1, 2000, between the Registrant and Xerox Corporation.
10.14(14)     Termination  Agreement, dated March 5,  2002, by and between the Registrant and Robert Teresi.
10.15(19)**   1993 Incentive Stock Option Plan, as amended.
10.16(19)**   1995 Employee Stock Purchase  Plan, as amended and  restated
              on April 27, 2000.
10.17(19)**   1997 Employee Stock Option Plan, as amended.
10.18(15)**   1998 Stock Option Plan.
10.19(8)**    2000 Stock Option Plan.
10.20(19)     Settlement  and Release Agreement, dated  as of November 12,
              2001, between the Registrant and Bear, Stearns & Co. Inc.
10.21(19)     Settlement and Termination Agreement,  dated as of  December
              28,  2001, between the Registrant and Merrill Lynch, Pierce,
              Fenner & Smith Incorporated.
10.22(16)     Loan and Security Agreement, dated  as of October 31,  2002, between the Registrant and Silicon Valley Bank.
10.23(21)**   Vesting   Agreement,  dated  June   24,  1999,  between  the
              Registrant and Wayne Crandall.
10.24(21)**   Letter, dated  July  7, 2000,  from  the Registrant  to  Ben
              Wittner regarding certain employment matters.
10.25(21)     Letter   of  Intent,  dated  March  20,  2002,  between  the
              Registrant and Digital River, Inc.
10.26(22)     Technology Transfer  and  License  Agreement,  dated  as  of
              January  30, 2003,  between Koninklijke  Philips Electronics
              N.V. and the Registrant.
10.27(22)     Promissory Note, dated January 30, 2003, between Koninklijke
              Philips Electronics N.V. and the Registrant.
10.28(22)     Zero Coupon Convertible Subordinated Note, dated January 30,
              2003, between Koninklijke Philips  Electronics N.V. and  the
              Registrant.
10.29(22)     Plan  of  Distribution  Agreement, dated  January  30, 2003,
              between  Koninklijke  Philips   Electronics  N.V.  and   the
              Registrant.
10.30(24)**   2000 NonStatutory Stock Option Plan, as amended.
10.31(25)**   Letter,  dated  February 17,  2003,  from the  Registrant to
              Jeanne McCann regarding certain employment matters.

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
10.32(25)**   Letter, dated  September 26,  2002, from  the Registrant  to
              Robert J. Weideman regarding certain employment matters.
10.33(25)**   Amendment  No.  1,  dated  April  28,  2003,  to  Employment
              Agreement,  dated  August  21,  2000,  by  and  between  the
              Registrant and Michael K. Tivnan.
10.34(25)     Reseller  Agreement,  dated as  of  March 31,  2003,  by and between the Registrant and International Business Machines.
10.35(23)**   Employment Agreement, dated April  23, 2003, by and  between the Registrant and Stuart R. Patterson.
10.36(25)     Loan  and Security Agreement, dated  as of October 31, 2002, as amended  on  May  7, 2003,  between  the  Registrant  and
              Silicon Valley Bank.
10.37(26)     Loan  Modification Agreement, effective as of June 30, 2003, between the Registrant and Silicon Valley Bank.
10.38(27)**   Employment Agreement, dated August 11, 2003, by and  between the Registrant and Paul A. Ricci.
10.39(27)**   Letter,  dated May 23, 2003, from the Registrant to David A.
              Gerth regarding certain employment matters.
14.1          ScanSoft Code of Business Conduct and Ethics.
21.1          Subsidiaries of the Registrant.
23.1          Consent of PricewaterhouseCoopers LLP.
24.1          Power of Attorney. (See Signature Page)
31.1          Certification of Chief  Executive Officer  Pursuant to  Rule
              13a-14(a) or 15d-14(a).
31.2          Certification  of Chief  Financial Officer  Pursuant to Rule
              13a-14(a) or 15d-14(a).
32.1          Certification Pursuant to 18 U.S.C. Section 1350.

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

(11) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-33464) filed with the Commission on March 29, 2000.

(12) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-49656) filed with the Commission on November 9, 2000.

(13) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001.

(14) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on March 7, 2002.

(15) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-74343) filed with the Commission on March 12, 1999.

(16) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Commission on November 14, 2002.

(17) Incorporated by reference from the Registrant's Amendment No. 2 to Form 10-K for the fiscal year ended January 3, 1999, filed with the Commission on February 8, 2000.

(18) Incorporated by reference from the Registrant's Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on August 8, 2001.

(19) Incorporated by reference from the Registrant's Registration Statement of Form S-1 (No. 33-100647) filed with the Commission on October 21, 2002.

(20) Incorporated  by  reference  from  the  Registrant's  Amendment  No.  1  to
     Registration  Statement  of  Form  S-1  (No.  33-100647)  filed  with   the
     Commission on December 6, 2002.

(21) Incorporated  by  reference  from  the  Registrant's  Amendment  No.  2  to
     Registration  Statement  of  Form  S-1  (No.  33-100647)  filed  with   the
     Commission on January 6, 2003.

(22) Incorporated  by  reference  from  the  Registrant's  Amendment  No.  4  to
     Registration  Statement  of  Form  S-1  (No.  33-100647)  filed  with   the
     Commission on February 7, 2003.

(23) Incorporated by reference from the Registrant's Registration Statement of Form S-4 (No. 33-106184) filed with the Commission on June 17, 2003.

(24) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Commission on March 28, 2003.

(25) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, filed with the Commission on May 15, 2003.

(26) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission on August 14, 2003.

(27) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003.

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

                                          SCANSOFT, INC.

                                          By: /s/ Paul A. Ricci
                                          --------------------------------------
                                          Paul A. Ricci
                                          Chief Executive Officer and Chairman
                                          of the Board

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Ricci and David A. Gerth jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Date: March 15, 2004                          /s/ Paul A. Ricci
                                              --------------------------------------------------------
                                              Paul A. Ricci, Chief Executive Officer and Chairman of
                                              the Board (Principal Executive Officer)

Date: March 15, 2004                          /s/ Stuart R. Patterson
                                              --------------------------------------------------------
                                              Stuart R. Patterson, President and Director

Date: March 15, 2004                          /s/ David A. Gerth
                                              --------------------------------------------------------
                                              David A. Gerth, Senior Vice President and Chief
                                              Financial Officer (Principal Financial Officer)

Date: March 15, 2004                          /s/ Gerald C. Kent, Jr.
                                              --------------------------------------------------------
                                              Gerald C. Kent, Jr. Vice President, Chief Accounting
                                              Officer and Controller (Principal Accounting Officer)

Date: March 15, 2004                          /s/ Mark Myers
                                              --------------------------------------------------------
                                              Mark Myers, Director

Date: March 15, 2004                          /s/ Katharine A. Martin
                                              --------------------------------------------------------
                                              Katharine A. Martin, Director

Date: March 15, 2004                          /s/ Robert G. Teresi
                                              --------------------------------------------------------
                                              Robert G. Teresi, Director

Date: March 15, 2004                          /s/ Robert J. Frankenberg
                                              --------------------------------------------------------
                                              Robert J. Frankenberg, Director

Date: March 15, 2004                          /s/ Robert Finch
                                              --------------------------------------------------------
                                              Robert Finch, Director

Date: March 15, 2004                          /s/ John C. Freker, Jr.
                                              --------------------------------------------------------
                                              John C. Freker, Jr., Director