Form 10-Q
period 2004-03-31
SCANSOFT INC
filed 2004-05-10
CIK 1002517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     104,689,767 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of May 3, 2004.

                                 SCANSOFT, INC.

                                    FORM 10-Q
                        THREE MONTHS ENDED MARCH 31, 2004
                                      INDEX


                                                                            PAGE

         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         a)  Consolidated Balance Sheets at March 31, 2004 and
             December 31, 2003............................................    3

         b)  Consolidated Statements of Operations for the three months
             ended March 31, 2004 and March 31, 2003......................    4

         c)  Consolidated Statements of Cash Flows for the three months
             ended March 31, 2004 and March 31, 2003......................    5

         d)  Notes to Consolidated Financial Statements....................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........  32

Item 4.  Controls and Procedures...........................................  33

         PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................  33

Signatures.................................................................  34

Certifications.............................................................  35

Exhibit Index..............................................................  37

                                 SCANSOFT, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                      MARCH 31,   DECEMBER 31.
                                                                                                        2004         2003
                                                                                                    ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents......................................................................   $     50,130  $     42,584
  Accounts receivable, less allowances of $10,289 and
     $10,200, respectively (Note 5)..............................................................         32,643        40,271
  Receivables from related parties (Note 16).....................................................          1,474         2,133
  Inventory......................................................................................            530           427
  Prepaid expenses and other current assets......................................................          7,482         9,264
                                                                                                    ------------  ------------
     Total current assets........................................................................         92,259        94,679
  Goodwill.......................................................................................        243,508       243,266
  Other intangible assets, net...................................................................         50,263        54,286
  Property and equipment, net....................................................................          6,740         6,977
  Other assets...................................................................................          3,701         2,732
                                                                                                    ------------  ------------
     Total assets................................................................................   $    396,471  $    401,940
                                                                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................................   $      6,467  $      7,244
  Accrued compensation...........................................................................          7,575         7,871
  Accrued expenses (Note 7)......................................................................         10,889        13,481
  Deferred revenue...............................................................................         10,341        13,672
  Note payable (Note 11).........................................................................            787           904
  Deferred payment obligation for technology license.............................................          5,291         2,754
  Other current liabilities......................................................................          3,270         4,448
                                                                                                    ------------  ------------
     Total current liabilities...................................................................         44,620        50,374
Deferred revenue.................................................................................            245           490
Long-term notes payable, net of current portion..................................................         27,850        27,859
Deferred tax liability...........................................................................          1,680         1,264
Other liabilities................................................................................         16,823        18,727
                                                                                                    ------------  ------------
     Total liabilities...........................................................................         91,218        98,714
                                                                                                    ------------  ------------
Commitments and contingencies (Notes 6, 11 and 12)
Stockholders' equity:
  Series B preferred stock, $0.001 par value;
     40,000,000 shares authorized;
     3,562,238 shares issued and
     outstanding (liquidation preference $4,631).................................................          4,631         4,631
  Common stock, $0.001 par value; 140,000,000 shares
     authorized; 107,403,165 and 105,327,485 shares issued
     and 104,667,699 and 102,592,019 shares outstanding,
     respectively................................................................................            107           105
  Additional paid-in capital.....................................................................        472,533       464,350
  Treasury stock, at cost (2,735,466 and 2,735,466 shares,
     respectively)...............................................................................        (10,925)      (10,925)
  Deferred compensation..........................................................................         (4,863)       (1,743)
  Accumulated other comprehensive loss...........................................................           (973)         (748)
  Accumulated deficit............................................................................       (155,257)     (152,444)
                                                                                                    ------------  ------------
     Total stockholders' equity..................................................................        305,253       303,226
                                                                                                    ------------  ------------
     Total liabilities and stockholders' equity..................................................   $    396,471  $    401,940
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

                                 SCANSOFT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                ------------------------
                                                                                                    2004         2003
                                                                                                -----------  -----------
                                                                                                            (AS RESTATED)

Revenue:
Product licenses ............................................................................   $    30,856  $    25,508
Professional services .......................................................................        10,008        1,008
Related parties..............................................................................         1,912        1,320
                                                                                                -----------  -----------
    Total revenue............................................................................        42,776       27,836
                                                                                                -----------  -----------
COSTS AND EXPENSES:
  Cost of product licenses ..................................................................         3,476        3,270
  Cost of professional services .............................................................         6,726        1,032
    -- stock based compensation..............................................................            20           --
  Cost of revenue from amortization of intangible assets.....................................         2,816        2,057
  Research and development
    -- stock based compensation..............................................................            43           --
    -- all other expenses....................................................................         9,218        7,177
  Selling, general and administrative
    -- stock based compensation..............................................................           256           26
    -- all other expenses....................................................................        21,715       13,235
  Amortization of other intangible assets....................................................           668          361
  Restructuring and other charges............................................................           801          529
                                                                                                -----------  -----------
    Total costs and expenses.................................................................        45,739       27,687
                                                                                                -----------  -----------
Income (loss) from operations................................................................        (2,963)         149
Other income (expense):
  Interest income............................................................................           105           41
  Interest expense...........................................................................          (132)         (80)
  Other (expense) income, net................................................................           476           61
                                                                                                -----------  -----------
Income (loss) before income taxes............................................................        (2,514)         171
Provision for income taxes...................................................................           299          345
                                                                                                -----------  -----------
Net loss.....................................................................................   $    (2,813) $      (174)
                                                                                                ===========  ===========
Net loss per share: basic and diluted .......................................................   $     (0.03) $      0.00
                                                                                                ===========  ===========
Weighted average common shares outstanding: basic and diluted................................       102,847       64,127
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

                                 SCANSOFT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                            ------------------------
                                                                                              2004           2003
                                                                                            --------       --------
                                                                                                         (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...........................................................................        $(2,813)         $ (174)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation ...................................................................            979             415
    Amortization of goodwill and other intangible assets ...........................          3,484           2,418
    Accounts receivable allowances .................................................            373             171
    Stock-based compensation, including restructuring portion ......................            714              26
    Foreign exchange gain ..........................................................           (112)            (46)
    Non-cash interest expense ......................................................             89               9
    Deferred tax provision .........................................................            416             250
    Changes in operating assets and liabilities, net of
       effects from acquisitions:
    Accounts receivable ............................................................          8,042            (211)
    Inventory ......................................................................           (106)            238
    Prepaid expenses and other current assets ......................................         (1,473)            359
    Other assets ...................................................................           (398)            (94)
    Accounts payable ...............................................................           (698)          1,309
    Accrued expenses ...............................................................         (2,764)         (2,019)
    Other liabilities ..............................................................           (336)            271
    Deferred revenue ...............................................................         (2,742)            (63)
                                                                                            -------         -------
       Net cash provided by operating activities ...................................          2,655           2,859
                                                                                            -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment ..................................           (775)           (605)
  Cash received (paid) for acquisitions, including transaction costs                          2,451          (4,341)
                                                                                            -------         -------
    Net cash provided by (used in) investing activities ............................          1,676          (4,946)
                                                                                            -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of note payable and deferred acquisition
    payments .......................................................................           (225)         (3,273)
  Payments under deferred payment agreement ........................................           (410)           (410)
  Proceeds from issuance of common stock, net of issuance
    costs                                                                                        --           6,773
  Proceeds from issuance of common stock under employee
    stock compensation plans .......................................................          3,800             531
                                                                                            -------         -------
       Net cash provided by financing activities ...................................          3,165           3,621
                                                                                            -------         -------
Effects of exchange rate changes on cash and cash
  equivalents ......................................................................             50            (110)
                                                                                            -------         -------
Net increase in cash and cash equivalents ..........................................          7,546           1,424
Cash and cash equivalents at beginning of year .....................................         42,584          18,853
                                                                                            -------         -------
Cash and cash equivalents at end of year ...........................................        $50,130         $20,277
                                                                                            =======         =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company" or "ScanSoft") have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004. The results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period.

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

2.  RESTATEMENT OF TAX PROVISION

    In connection with the third quarter of 2003, the Company determined that an adjustment was required to properly reflect its tax provisions in the Company's financial statements as presented in Form 10-Q as filed for the quarterly periods ended March 31, 2003 and June 30, 2003. These non-cash tax adjustments resulted from the Company's implementation of SFAS No. 142. Historically, the Company had netted its deferred tax liability related to goodwill against its deferred tax asset. Following the adoption of SFAS No. 142, the temporary differences created by different treatment for book and tax of the Company's goodwill can no longer be assumed to offset deductible temporary differences which create deferred tax assets. Therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance in its financial statements for the three month period ending March 31, 2003 as follows:

                                                   THREE MONTHS ENDED
                                                     MARCH 31, 2003
                                                     --------------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               AS
                                           PREVIOUSLY                AS
                                            REPORTED              RESTATED
                                          ------------           ----------
Statement of Operations:
Provision for income taxes ........          $  95                  $ 345

Net income (loss) .................          $  76                  $(174)

Net income (loss) per
share-basic and diluted ...........          $0.00                  $0.00


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Foreign Currency Translation

    The functional currency of the Company's foreign subsidiaries is the local currency, with the exception of the Company's subsidiary in Budapest, Hungary for which the functional currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries that are denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and

                                 SCANSOFT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

expense items are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss), which is a separate component of stockholders' equity, except for Budapest for which foreign currency translation adjustments are recorded in other income (expense). Foreign currency transaction gains and losses are included in results of operations. The Company reported in other income, net foreign currency transaction gains and other translation gains of $14,000 and $7,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

  Capitalization of Internal Use Software Costs

    The Company capitalizes development costs of software for internal use required to be capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". As of March 31, 2004, the Company had capitalized costs both internal and external costs related to financial and human resource management systems which are currently being customized to operate effectively on a worldwide basis. The Company had capitalized costs of $1.2 million and $0.9 million, respectively, for the periods ended March 31, 2004 and December 31, 2003.

4.  ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company follows the disclosure provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Deferred compensation is recorded for restricted stock granted to employees based on the fair value of the Company's common stock at the date of grant and is amortized over the period in which the restrictions lapse. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

    Had compensation expense for the Company's stock-based compensation plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and pro forma net loss per share would have been as follows (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                            2004       2003
                                                          -------    -------
Net loss -- as reported.................................  $(2,813)   $  (174)
Add back: Stock-based compensation included in net
  loss, as reported.....................................      319         26
Deduct: Total stock-based employee compensation
  expense determined under the fair
  value-based-method,...................................   (3,105)    (2,336)
                                                          -------    -------
Net loss -- pro forma...................................  $(5,599)   $(2,484)
                                                          =======    =======
Net income (loss) per share -- as reported: basic
  and diluted...........................................  $ (0.03)   $  0.00
Net loss per share -- pro forma: basic and
  diluted...............................................  $ (0.05)   $ (0.04)

5.  ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

                                                       MARCH 31,   DECEMBER 31,
                                                         2004         2003
                                                       ---------   -----------
                                                             (IN THOUSANDS)
Accounts receivable..................................  $ 34,809      $ 41,066
Unbilled accounts receivable.........................     8,123         9,405
                                                       --------      --------
                                                         42,932        50,471
Less -- allowances...................................   (10,289)      (10,200)
                                                       --------      --------
                                                       $ 32,643      $ 40,271
                                                       ========      ========

    Unbilled accounts receivable relate primarily to revenues earned under royalty-based arrangements for which billing occurs in the

                                 SCANSOFT, INC.

month following receipt of the royalty report and to revenues earned under customer contracts accounted for under the percentage-of-completion method that have not yet been billed based on the terms of the specific arrangement.

6.  OTHER INTANGIBLE ASSETS

    Other intangible assets consist of the following (in thousands):

                                         GROSS CARRYING      ACCUMULATED       NET CARRYING      USEFUL LIVES
                                             AMOUNT          AMORTIZATION         AMOUNT          (IN YEARS)
                                         --------------      ------------      ------------      ------------
MARCH 31, 2004
Patents and core technology ...........     $53,643             $28,721          $24,922              1-9
Completed technology ..................      13,574               2,607           10,967              1-4
Tradenames and trademarks .............       5,871               2,052            3,819              1-10
Non-competition agreement .............          10                   6                4              1
Customer relationships ................      12,036               1,485           10,551              1-6
                                            -------             -------          -------              ----
                                            $85,134             $34,871          $50,263
                                            =======             =======          =======
DECEMBER 31, 2003
Patents and core technology ...........     $53,673             $26,718          $26,955
Completed technology ..................      14,081               1,928           12,153
Tradenames and trademarks .............       5,871               1,874            3,997
Non-competition agreement .............          10                   4                6
Customer relationships ................      12,438               1,263           11,175
                                            -------             -------          -------
                                            $86,073             $31,787          $54,286
                                            =======             =======          =======

    On March 31, 2003, the Company entered into an agreement that granted an exclusive license to the Company to resell, in certain geographies worldwide, certain productivity applications. The period of exclusivity expires after seven years, unless terminated earlier as permitted under the agreement. Total consideration to be paid by the Company for the license was $13.0 million. On June 30, 2003, the terms and conditions of the agreement were amended, resulting in a $1.2 million reduction in the license fee. The initial payment of $6.4 million due on or before June 30, 2003 was paid in accordance with the terms of the license agreement. The Company made an additional payment of $2.8 million on April 5, 2004 and is required to make a final payment totaling $2.8 million on or before March 31, 2005. As of March 31, 2004, both of these payment amounts (including a present value discount of $0.3 million) are classified as current deferred payment obligation for technology license. Additionally, according to the terms of the June 30, 2003, amendment the Company was entitled to receive a cash refund on the license based on certain return levels of products previously distributed. The Company was notified during the quarter ended March 31, 2004, that a refund of approximately $0.5 million was due. As of March 31, 2004, this was treated as a reduction of the license fee and is classified in other current assets.

    Based on the net present value of the deferred payments due in 2004 and 2005, using an interest rate of 7.0%, the Company recorded $11.4 million as completed technology. That amount is being amortized to cost of revenue based on the greater of (a) the ratio of current gross revenue to total current and expected future revenues for the products or (b) the straight-line basis over the period of expected use, five years. The $0.6 million difference between the stated payment amounts and the net present value of the payments is being charged to interest expense over the payment period.

    Aggregate amortization expense for all amortizable intangible assets was $3.5 million of which $2.8 million was included in cost of revenue for the three month period ended March 31, 2004. Estimated amortization expense for each of the five succeeding fiscal years as of March 31, 2004 is as follows (in thousands):

                                 SCANSOFT, INC.


                                                         SELLING,
                                         COST OF       GENERAL AND
YEAR ENDING                              REVENUE     ADMINISTRATIVE      TOTAL
-----------                            ----------    --------------     -------
2004................................     $ 8,059         $ 2,097        $10,156
2005................................       6,445           2,503          8,948
2006................................       5,365           2,262          7,627
2007................................       5,349           2,131          7,480
2008................................       3,097           1,883          4,980
Thereafter..........................       7,598           3,474         11,072
                                          ------         -------        -------
Total...............................     $35,913         $14,350        $50,263
                                         =======         =======        =======


7.  ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):


                                                        MARCH 31,   DECEMBER 31,
                                                          2004          2003
                                                       ----------   ------------

Accrued sales and marketing incentives...............    $ 3,192       $ 2,540
Accrued restructuring and other charges..............      1,749         1,861
Accrued royalties....................................        478           510
Accrued professional fees............................      1,330         1,735
Accrued acquisition liabilities......................        109           143
Accrued transaction costs............................        149           834
Accrued other........................................      3,882         5,858
                                                         -------       -------
                                                         $10,889       $13,481
                                                         =======       =======

8.  RESTRUCTURING AND OTHER CHARGES

    During the three months ended March 31, 2004, the Company recorded a charge of $0.8 million related to separation agreements with two former members of the senior management team. Included in this amount are non-cash compensation charges of $0.4 million related to the acceleration of restricted common stock and stock options.

    During the three months March 31, 2004, the Company paid a total of $0.5 million in severance payments, $0.4 million which relate to restructuring actions taken during 2003 and $0.1 million relates to severance paid to the former Caere President and CEO, pursuant to a 2000 restructuring charge.

    At March 31, 2004, the remaining restructuring accrual from the current and prior restructuring activities amounted to $1.7 million. The balance is comprised of $0.2 million of lease exit costs and $1.5 million of employee-related severance costs, of which $0.2 million are for severance to the former Caere President and CEO, and $1.3 million are for severance costs related to actions taken during 2004 and 2003.

    The severance due to the former Caere President and CEO will be paid through March 2005. The majority of severance costs related to employee termination actions undertaken during 2003 will be paid through September 2004. Certain other severance costs related to restructuring actions undertaken during 2003 will be paid through March 2009. Severance costs relating to the March 2004 separation agreements will be paid during 2004.

                                 SCANSOFT, INC.

    The following table sets forth the 2004 and 2003 restructuring and other charges accrual activity (in thousands):

                                                         LEASE
                                             EMPLOYEE    EXIT      ASSET
RESTRUCTURING AND OTHER CHARGES ACCRUAL       RELATED    COSTS   IMPAIRMENT   TOTAL
---------------------------------------      --------    -----   ----------  -------
Balance at December 31, 2002................ $   446     $ 219        --     $   665
Restructuring and other charges.............   3,267       337        89       3,693
Non-cash charges............................      --        --       (89)        (89)
Cash payments...............................  (2,161)     (247)       --      (2,408)
                                             -------     -----     -----     -------
Balance at December 31, 2003................   1,552       309     $  --       1,861
                                             -------     -----     -----     -------
Restructuring and other charges.............     801        --        --         801
Non-cash charges ...........................    (348)       --        --        (348)
Cash payments...............................    (544)      (21)       --        (565)
                                             -------     -----     -----     -------
Balance at March 31, 2004................... $ 1,461     $ 288     $  --     $ 1,749
                                             =======     =====     =====     =======

9.  NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on (i) the weighted average number of common shares outstanding, (ii) the assumed conversion of the Series B Preferred Stock, and
(iii) the effect, when dilutive, of outstanding stock options, the convertible debenture, warrants, and unvested shares of restricted stock using the treasury stock method. All potential dilutive common shares are excluded from the computation of net loss per share for the three month periods ended March 31, 2004 and 2003, respectively, because they are antidilutive.

    The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ------------------
                                                                2004      2003
                                                              --------   -------
      Basic net income (loss) per share:
          Weighted average number of common shares
          Outstanding, excluding unvested restricted stock..   102,847    64,127
          Assumed conversion of Series B Preferred
          Stock.............................................        --        --
                                                               -------    ------
      Weighted average common shares: basic.................   102,847    64,127
      Effect of dilutive common equivalent shares:
          Stock options.....................................        --        --
          Convertible debenture.............................        --        --
          Warrants..........................................        --        --
          Unvested restricted stock.........................        --        --
                                                               -------    ------
      Weighted average common shares: diluted...............   102,847    64,127
                                                               =======    ======

    For the three months periods ended March 31, 2004 and 2003, respectively, stock options to purchase 5,179,852 and 5,930,663 shares of common stock were not included in the calculation of diluted net loss per share because they were antidilutive.

    Potential weighted-average common shares, including stock options, unvested restricted stock, preferred shares, convertible debt and warrants at March 31, 2004 and 2003, were 14,136,240 and 13,093,203, respectively. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for the period presented.

    In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-06, "Participating Securities and Two-Class Method under FASB Statement No 128, Earning per Share." EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a SCANSOFT, INC.

                                 SCANSOFT, INC.

participating security and how to apply the two class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earning to such a security. The consensuses reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. Prior period earnings per share amounts will be restated to conform to the consensuses to ensure comparability year over year. The Company is still evaluating the impact, if any, the adoption of EITF No. 03-06 would have on its results of operations or financial condition.

10. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss), net of taxes, was ($3.0) million and ($0.2) million for the three months ended March 31, 2004 and 2003, respectively. Total comprehensive income for the three months ended March 31, 2004, consisted of net loss of $2.8 million and foreign currency translation adjustments of approximately ($0.2) million. Total comprehensive income for the three months ended March 31, 2003, consisted of net loss of $0.2 million, foreign currency translation adjustments of approximately ($13,000) and approximately $7,000 related to the forward foreign exchange hedge on the 5 million euro promissory note to Philips.

11. DEBT AND CREDIT FACILITIES

  Credit Facility

    On October 31, 2002, the Company entered into a two year Loan and Security Agreement (as amended, the "Loan Agreement") with Silicon Valley Bank (the "Bank") that consisted of a $10.0 million revolving loan (the "Credit Facility"). The Company amended this Loan and Security Agreement, as of March 31, 2004, for the period through March 31, 2006. Under this amendment, the Company must comply with both a minimum adjusted quick ratio and minimum tangible net worth calculation, as defined in the Loan Agreement. Depending on the Company's adjusted quick ratio, borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.0% or 0.75%, (4.0% at March 31, 2004), as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time was amended to the lesser of $20.0 million or a borrowing base equal to the aggregate amounts un-drawn on outstanding letters of credit, minus either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on the Company's adjusted quick ratio. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the two-year loan term. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, predominantly its accounts receivable, but not its intellectual property. As of March 31, 2004, the Company was in compliance with all covenants.

    As of March 31, 2004, no amounts were outstanding under the Credit Facility and $15.6 million was available for borrowing in addition to approximately $1.4 million committed under this line of credit for outstanding Letters of Credit. The Company can make no guarantees as to its ability to satisfy its future financial covenant calculations.

  Equipment Line of Credit

    In connection with the acquisition of SpeechWorks, the Company assumed $1.5 million of principal amounts outstanding under a one-year equipment line-of-credit with a bank which expired on June 30, 2003. As of March 31, 2004, a balance of $1.1 million remains outstanding. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the bank's prime rate (4.0% at March 31, 2004), which is payable in equal monthly payments over a period of 36 months. In accordance with the terms of the equipment line of credit, as of March 31, 2004, principal payments of $0.7 million are due during the year ending December 31, 2004, $0.3 million are due during the year ending December 31, 2005 and $0.1 million are due during the year ended December 31, 2006. Under the financing agreement, the Company is obligated to comply with certain financial covenants related to total tangible net assets and was in compliance as of March 31, 2004.

  Convertible Debenture

    On January 30, 2003, the Company issued a $27.5 million three-year, zero-interest convertible subordinated debenture due January 2006 (the "Convertible Note") to Philips in connection with the Philips acquisition. The Convertible Note is convertible into shares of the Company's common stock at $6.00 per share at any time until maturity at Philips' option. The conversion rate may be subject to adjustments from time to time as provided in the Convertible Note. The Convertible Note contains a provision in which all amounts

                                 SCANSOFT, INC.

unpaid at maturity will bear interest at a rate of 3% per quarter until paid.

    The Convertible Note contains covenants that place restrictions on the declaration or payment of dividends or distributions (other than distributions of equity securities of the Company) on, or the redemption or purchase of, any shares of the Company's capital stock while the Convertible Note is outstanding. This restriction terminates when one-half or more of the principal amount of the Convertible Note is converted by Philips into common stock. The Convertible Note contains a provision which provides Philips the right to require the Company to redeem the Convertible Note or any remaining portion of the principal amount, on the date a "Change in Control" occurs. The Convertible Note provides that a "Change in Control" is deemed to have occurred when any person or entity acquires beneficial ownership of shares of capital stock of the Company entitling such person or entity to exercise 40% or more of the total voting power of all shares of capital stock of the Company, or the Company sells all or substantially all of its assets, subject to certain exceptions. The Company's acquisition of SpeechWorks did not result in a Change in Control.

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

    On April 23, 2004, Millennium L.P. sued the Company in the United States District Court for the Southern District of New York for patent infringement. In the lawsuit, Millennium alleges that the Company is infringing United States Patent No. 5,258,855 entitled "Information Processing Methodology"; No. 5,369,508 entitled "Information Processing Methodology"; No. 5,625,465 entitled "Information Processing Methodology"; No. 5,768,416 entitled "Information Processing Methodology"; and No. 6,094,505 entitled "Information Processing Methodology." The Company has not yet evaluated the merits of this lawsuit.

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

                                 SCANSOFT, INC.

techniques. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. The Company believes this claim has no merit and intends to defend the action vigorously.

    On August 16, 2001, Horst Froessl sued the Company in the United States District Court for the Northern District of California for patent infringement. That action has been resolved for an immaterial amount, and the Company was dismissed from the action on March 24, 2004.

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

    In accordance with the provisions of FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the following table represents the deferred revenue activity related to the Company's obligations under maintenance and support contracts for the three month period ended March 31, 2004 (in thousands):

Beginning balance as of December 31, 2003...........................   $4,056
Additions due to new billings during 2004...........................    1,809
Maintenance revenue recognized during the 2004......................     (974)
                                                                       ------
Ending balance as of March 31, 2004.................................   $4,891
                                                                       ======

12. STOCKHOLDERS' EQUITY

  Preferred Stock

    The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 as Series B Preferred Stock. In connection with the acquisition of ScanSoft, the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox Corporation ("Xerox"). On March 19, 2004,

                                 SCANSOFT, INC.

the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company's stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B preferred stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The Series B Preferred Stock holders are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, as and if declared by the Board of Directors. To date no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock.

  Common Stock Warrants

    The Company issued Xerox a ten-year warrant with an exercise price for each warrant share of $0.61. Pursuant to the terms of this warrant, it is exercisable for the purchase of 525,732 shares of the Company's common stock. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm had agreed to purchase all outstanding shares of the Company's stock held by Xerox Corporation, including the warrant referenced above, for approximately $80 million. In connection with this transaction, Warburg Pincus acquired warrants to purchase 2.5 million additional shares of the Company's common stock for total consideration of $0.6 million. The warrants have a six year life and a exercise price of $4.94. As of March 31, 2004, this balance is classified as other assets.

    In connection with the March 31, 2003 acquisition of the certain intellectual property assets related to multimodal speech technology, the Company issued a warrant, expiring October 31, 2005, for the purchase of 78,000 shares of ScanSoft common stock at an exercise price of $8.10 per share. The warrant was immediately exercisable and was valued at $0.1 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, a risk-free rate of 1.87%, an expected term of 2.5 years, no dividends and a stock price of $4.57 based on the Company's stock price at the time of issuance.

    In connection with the SpeechWorks acquisition, the Company issued a warrant to its investment banker, expiring on August 11, 2009, for the purchase of 150,000 shares of ScanSoft common stock at an exercise price of $3.98 per share. The warrant does not become exercisable until August 11, 2005 and was valued at $0.2 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 60%, a risk-free interest rate of 4.03%, an expected term of 8 years, no dividends and a stock price of $3.92 based on the Company's stock price at the time of issuance.

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

  Stock Repurchase

    On August 6, 2003, the Company's board of directors authorized the repurchase of up to $25 million of the Company's common stock over the following 12 months, however, the Company may suspend or discontinue the repurchase program at any time. From August 6, 2003 through December 31, 2003, the Company repurchased 618,088 common shares at a purchase price of $2.9 million; the Company records treasury stock at cost. The Company did not repurchase any common stock during the three month period ended March 31, 2004.

                                 SCANSOFT, INC.

    As of March 31, 2004, the Company had repurchased a total of 2,735,466 common shares under its repurchase programs. The Company intends to use the repurchased shares for its employee stock plans and for potential future acquisitions.

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

13. RESTRICTED COMMON STOCK

    On February 24, 2004, the Company issued 647,291 shares of restricted common stock to members of the Company's senior management team. Unvested restricted common stock may not be sold, transferred or assigned and are subject to forfeiture in the event an employee ceases to be employed by the Company. The difference between the purchase price and the fair value of the Company's common stock on the date of issue based on the listed exchange price of $3.7 million has been recorded as deferred compensation and additional paid-in-capital. The deferred compensation is being recognized as compensation expense ratably over the vesting period resulting in $0.1 million of stock compensation expense during the three month period ended March 31, 2004.

                                 SCANSOFT, INC.

14.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in a single segment. The following table presents total revenue information by geographic area and principal product line (in thousands):

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                            ------------------------
                                               2004           2003
                                            ---------      ---------
             North America.............     $  29,431      $  20,608
             Other foreign countries...        13,345          7,228
                                            ---------      ---------
               Total...................     $  42,776      $  27,836
                                            =========      =========

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                            ------------------------
                                               2004           2003
                                            ---------      ---------
             Digital Capture.........       $  14,461      $  12,587
             Speech..................          28,315         15,249
                                            ---------      ---------
               Total.................       $  42,776      $  27,836
                                            =========      =========

     Revenue classification above is based on the country in which the sale originates or is invoiced. Revenue in other countries predominately relates to sales to customers in Asia and Europe. Intercompany sales are insignificant as products sold outside of the United States or Europe are sourced within Europe or the United States.

     A number of the Company's North American OEM customers distribute products throughout the world but because these customers do not provide the geographic dispersion of their product sales, the Company recorded the revenue in the North America category. However, based on an estimate that factors the Company's OEM partners' geographical revenue mix to the Company's revenue generated from these OEM partners, international revenue would have represented approximately 34% and 33% of the Company's consolidated revenue for the quarters ended March 31, 2004 and March 31, 2003, respectively.

15. PRO FORMA RESULTS

    The following table reflects unaudited pro forma results of operations of the Company assuming that the Philips, SpeechWorks and LocusDialog acquisitions had occurred on January 1, 2003 (in thousands, except per share data):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                                    2003
                                                                  --------
Revenues.....................................................     $38,272
Net loss.....................................................     $(9,701)
Net loss per basic and diluted share.........................     $ (0.11)

    The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of this period.

16.  RELATED PARTIES

    On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company's stock held by Xerox Corporation for approximately $80 million. At December 31, 2003, Xerox owned approximately 15% of the Company's outstanding common stock and all of the Company's outstanding Series B Preferred Stock. In addition, Xerox had the opportunity to acquire additional shares of common stock pursuant to a warrant (Note 12).

     The Company and Xerox have entered into multiple non-exclusive agreements in which the Company grants Xerox the royalty-bearing right to copy and distribute certain versions of the Company's software programs with Xerox's multi-function peripherals. Xerox accounted for 4%, and 5% of the Company's total net revenues during each of the three month periods ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and 2003, Xerox owed the Company $1.3 million and $1.2 million, respectively, pursuant to these

                                 SCANSOFT, INC.

agreements, which are included in receivables from related parties.

    As a result of the Xerox and Warburg Pincus transaction, Xerox is no longer a related party as of March 31, 2004. The Company does not engage in transactions in the normal course of its business with Warburg Pincus.

    In connection with the Caere acquisition in the first quarter of 2000 and pursuant to a concurrent non-competition and consulting agreement, the Company agreed to pay in cash to the former Caere President and CEO, a current member of the Board of Directors of the Company, on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by 486,548. On March 5, 2002, the Company negotiated a deferred payment agreement with the former Caere President and CEO to terminate this agreement. Under the terms of the deferred payment agreement, the Company paid $1.0 million in cash on March 5, 2002 and agreed to make future cash payments totaling $3.3 million, with such amounts payable in equal quarterly installments of approximately $0.4 million over the following two years. During the three months ended March 31, 2004, the Company paid a quarterly installment under this agreement of $0.4 million. The total consideration of this agreement was accounted for in the original Caere purchase price and had no effect on the results of operations. There is no remaining liability as of March 31, 2004.

    At March 31, 2004, a member of the Company's Board of Directors, and a former member of the SpeechWorks Board of Directors, is a senior executive at Convergys Corporation. The Company and Convergys have entered into multiple non-exclusive agreements in which Convergys resells the Company's software. During the three months ended March 31, 2004, Convergys accounted for approximately $0.1 million in total net revenues. As of March 31, 2004, Convergys owed the Company $0.1 million, pursuant to these agreements, which are included in receivables from related parties.

17. SUBSEQUENT EVENT

    On May 6, 2004, the Company announced that it had signed an agreement to acquire Telelogue, Inc, a developer of speech-enabled, directory assistance automation applications, based in Iselin, New Jersey.

    The Company believes the acquisition of Telelogue will enhance the Company's competitive position in key markets, specifically the directory assistance market. In addition, the Company believes the acquisition enhances the existing directory assistance distribution channel, adding key customer and partner relationships, and several patents that are used in the automation of directory assistance services.

    The transaction is expected to close by the end of May 2004, subject to customary closing conditions.

    Consideration for the transaction comprised $2.0 million in cash to be paid at closing along with additional contingent consideration up to a maximum of $2.0 million dependent on the achievement of certain market and revenue milestones.

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

FORWARD-LOOKING STATEMENTS

    This quarterly report contains forward-looking statements. These forward-looking statements include predictions regarding: -

    -- OUR FUTURE REVENUES, COST OF REVENUES, RESEARCH AND DEVELOPMENT EXPENSES, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AMORTIZATION OF OTHER INTANGIBLE ASSETS AND GROSS MARGIN;

    --  OUR STRATEGY RELATING TO SPEECH AND LANGUAGE TECHNOLOGIES;

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

OVERVIEW OF THE BUSINESS

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

    On March 30, 2004, we amended our loan and security agreement with Silicon Valley Bank for a revolving loan in a principal amount not to exceed $20.0 million, collateralized by substantially all of our personal property, but not our intellectual property. At the date of this quarterly report on Form 10-Q, no amounts were outstanding under the Credit Facility and $15.6 million was available for borrowing, with approximately $1.4 million committed under this line of credit for in outstanding Letters of Credit.

    On January 30, 2003, we completed the acquisition of the Speech Processing Telephony and Voice Control business units of Royal Philips Electronics N.V. ("Philips"), and related intellectual property, on the terms set forth in the purchase agreement dated October 7, 2002, as amended. The Telephony business unit offers speech-enabled services including directory assistance, interactive voice response and voice portal applications for enterprise customers, telephony vendors and carriers. The Voice Control business unit offers a product portfolio including small footprint speech recognition engines for embedded applications such as voice-controlled climate, navigation and entertainment features in automotive vehicles, as well as voice dialing for mobile phones. As consideration for these business units and intellectual property, we paid 3.1 million euros ($3.4 million) in cash at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended, and agreed to pay an additional 1.0 million euros in cash prior to December 31, 2003, issued a 5.0 million euro note payable due December 31, 2003 and bearing 5.0% interest per annum and issued a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of our common stock at $6.00 per share. Prior to December 31, 2003, we paid both the 5.0 million euro promissory note and 1.0 million euro note payable in accordance with the provisions of the purchase agreement. In addition, prior to December 31, 2003, in accordance with provisions of the purchase agreement, the parties agreed upon a purchase price adjustment resulting in a decrease to the total purchase consideration, and a payment to be made by Philips to ScanSoft of approximately $3.0 million. ScanSoft received this payment on January 5, 2004.

    On August 11, 2003, we acquired all of the outstanding stock of SpeechWorks International, Inc. ("SpeechWorks"), a leading provider of software products and professional services that enable enterprises, telecommunications carriers and government organizations to offer automated, speech-activated services over any telephone, in exchange for 0.860 of a share of our common stock for each outstanding share of SpeechWorks stock. This transaction resulted in the issuance of approximately 32.5 million shares of our common stock, representing approximately 33% of our outstanding common stock after the completion of the acquisition. The SpeechWorks purchase price of $175.5 million includes the value of the ScanSoft common stock issued at a per share value of $5.26 (the average closing price of ScanSoft common stock for a total of five days immediately prior to and subsequent to the announcement of the acquisition) and transaction costs of $4.5 million. Included in the transaction costs is a warrant, valued at $0.2 million, for the purchase of 150,000 shares of our common stock. In addition, the purchase price includes the value of 184,850 shares of restricted common stock issued to replace previously outstanding SpeechWorks restricted common stock, of $0.7 million, based on the closing price of our common stock on the date of acquisition. The value of the unvested restricted common stock has been recorded as deferred compensation.

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

                        OVERVIEW OF RESULTS OF OPERATIONS

    The following table presents, as a percentage of total revenue, certain selected financial data for each of the three month periods ended March 31:



                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   ------------------
                                                                    2004        2003
                                                                   ------      ------
Revenues:
   Product licenses...............................................   76.6%       96.4%
   Professional services .........................................   23.4         3.6
                                                                   ------      ------
     Total revenue................................................  100.0%      100.0%
                                                                   ------      ------
Cost of revenues:
   Cost of product licenses.......................................    8.1        11.7
   Cost of professional services -- non cash stock compensation...     --          --
           -- all other expenses .................................   15.7         3.8
   Cost of revenue from amortization of intangible assets(1)......    6.6         7.4
                                                                   ------      ------
           Total cost of revenues.................................   30.4        22.9
                                                                   ------      ------
   Research and development
           -- stock based compensation............................     --          --
           -- all other expenses..................................   21.6        25.8
   Selling, general and administrative
           -- stock based compensation............................    0.6          --
           -- all other expenses..................................   50.8        47.6
   Amortization of goodwill and other intangible assets(1)........    1.6         1.3
   Restructuring and other charges, net(2)........................    1.9         1.9
                                                                   ------      ------
     Total costs and expenses.....................................  106.9        99.5
                                                                   ======      ======
Income (loss) from operations.....................................   (6.9)        0.5
   Other income (expense), net....................................    1.0         0.0
                                                                   ------      ------
Income (loss) before income taxes.................................   (5.9)        0.5
   Provision for income taxes.....................................    0.7         1.2
                                                                   ------      ------
Net loss..........................................................   (6.6)%      (0.7)%
                                                                   ======      ======


----------------

(1) See Note 6 of Notes to Consolidated Financial Statements.

(2) See Note 8 of Notes to Consolidated Financial Statements.

GENERAL

    We derive our revenue from sales of our software products to customers through distribution partners and value-added resellers, royalty revenues from OEM partners, license fees from sales of our products to customers and from professional services, which include, but are not limited to, custom software applications and other services considered essential to the functionality of the software, training, and maintenance associated with software license transactions. Our speech technologies enable voice-activated services over a telephone, transform speech into text and text into speech, and permit voice control of devices and applications. Our digital capture technologies transform text, images and files into various digital formats. During the three month period ended March 31, 2004, Speech and Digital Capture represented approximately 66% and 34%, respectively, of our net revenue.

    Cost of product license revenue consists primarily of material and fulfillment costs and third party royalties paid to other vendors.

    Cost of professional services revenue consists primarily of engineering costs associated with certain contracts which are accounted for under the percentage-of-completion method of accounting and project-specific travel expenses.

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

Total Revenue

    Total revenue for the three months ended March 31, 2004 increased by $14.9 million or 54% from the comparable period in 2003. The overall growth in revenue is attributed to $5.9 million growth from our product revenue and $9.0 million in growth from professional services.

    Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the three months ended March 31, 2004 was 69% North America and 31% international versus 74% and 26%, respectively for the comparable period in 2003.

    A number of the Company's OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. We believe, if provided with this information, our geographical revenue classification would indicate a higher international percentage. Based on an estimate that factors our OEM partners' geographical revenue mix to our revenues generated from these OEM partners, revenue for the three months ended March 31, 2004 is approximately 66% North America and 34% international, compared to 67% and 33%, respectively, for the comparable period in 2003.

    For fiscal year 2004, we expect revenue growth of 37% to 48% from the fiscal year 2003 total. We believe that growth will occur throughout all of our product lines.

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

    Product Revenue

    Product revenue for the three months ended March 31, 2004 increased by $5.9 million or 22% from the comparable period in 2003. The increase in revenue from the comparable period in 2003 is ascribed to a $4.5 million increase in speech revenue, as well as a $1.4 million increase in digital capture revenue.

    The growth in speech revenue is accredited to growth and increased demand in all speech segments - enterprise, telephony, embedded, and dictation - and to the acquisition of SpeechWorks and LocusDialog. The increased demand and acquisitions contributed approximately $6.4 million in revenue, an increase of 60% for solutions across enterprise, telephony and embedded markets. This increase was partially offset in comparison by a $3.0 million decrease in our revenue, due to a large OEM transaction with one customer in March 2003, and was not repeated again this quarter. In addition, our dictation productivity applications increased $0.6 million in the three months ended March 31, 2004, despite the first quarter 2003 product launch of Dragon Naturally Speaking 7.0.

    The $1.4 million increase in our digital capture revenue for the three months ended March 31, 2004, was due primarily to sales from our PDF Converter product line, which was launched in September 2003.

    Service Revenue

    Service revenue for the three months ended March 31, 2004 increased by $9.0 million from the comparable period in 2003. Prior to the acquisition of Speechworks, our service revenues were not significant. The substantial increase in service revenue from the comparable period 2003 is attributed to the formation of a professional services organization in conjunction with the acquisition of SpeechWorks, which was completed in August 2003. Additionally, we saw a $0.4 million increase in service revenue from our digital capture products, as well as a $0.1 million increase in service revenue from our dictation product lines.

   Cost of Product License Revenue

     Cost of product license revenue for the three months ended March 31, 2004 was $3.5 million or 10.6% of product license revenue, compared to $3.3 million or 12.2% for the comparable period in 2003. The increase in cost of product license revenue in absolute dollars for the three-month period ended March 31, 2004 was directly attributable to the overall increase in our product license revenue. The decrease in cost of product license revenue as a percentage of revenue was due to the increase in product license revenue, as well as, productivity gains in our manufacturing and fulfillment operations. For the remainder of 2004, we expect cost of product license revenue, as a percentage of revenue, to be consistent with the three months ended March 31, 2004.

   Cost of Professional Services Revenue

    Cost of professional services revenue for the three months ended March 31, 2004 was $6.7 million or 67.2% of professional services revenue, compared to $1.0 million or 102% for the comparable period in 2003. The increase in cost of professional services revenue in absolute dollars for the three-month period ended March 31, 2004 was directly attributable to the increase in engineering costs related to professional services revenue resulting from the Philips and SpeechWorks acquisitions and increased technical support costs primarily related to the creation of a customer service department in Europe. We expect cost of revenues as a percentage of total revenues to increase by about 2 percentage points during the second quarter, as we increased professional services staffing to meet our solutions demand. But, we expect this ratio to decrease, thereafter, by about 2 to 3 percentage points per quarter during both the third and fourth quarter. This improvement will result from higher utilization of our new services personnel and other process improvements we have underway. Cost of revenue - stock based compensation, is related to the issuance of common stock to certain Company executives with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.

   Cost of Revenue from Amortization of Intangible Assets

    Cost of revenue from amortization of intangible assets for the three months ended March 31, 2004 was $2.8 million or 6.6% of total revenue, compared to $2.1 million or 7.4% for the comparable period in 2003. The increase in cost of revenue from amortization of intangible assets in absolute dollars is attributable to $0.5 million of amortization related to the exclusive worldwide license of certain desktop dictation products and technologies, $0.1 million related to the Philips acquisition which was completed on January 30, 2003 and $0.2 million related to the SpeechWorks acquisition which was completed on August 11, 2003, partially offset by $0.1 million of intangible assets that became fully amortized during fiscal year 2003. During 2004, we expect cost of revenue from amortization of intangible assets to be approximately $11.0 million based on our current level of intangible assets.

   Research and Development Expense

    Research and development expense for the three months ended March 31, 2004 was $9.2 million or 21.6% of total revenue, compared to $7.2 million or 25.8% for the comparable period in 2003. The increase in research and development expenses in absolute dollars is due to increased speech and language development efforts associated with increased headcount and related costs of approximately $2.0 million resulting from both the Philips and SpeechWorks acquisitions. This increase is partially offset by a reduction of headcount and related costs in imaging development efforts of approximately $0.5 million resulting from the transfer of certain research and development activities from our corporate headquarters to Budapest during the three month period ended June 30, 2003. While we will continue to invest significantly in research and development, we expect research and development expenses as a percentage of revenue to continue to decline in 2004 due to an increase in revenue. Research and development expenses-stock based compensation is related to the issuance of common stock to certain Company executives with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.

   Selling, General and Administrative Expense

     Selling, general and administrative expense for the three months ended March 31, 2004 was $21.7 million or 50.8% of total revenue, compared to $13.2 million or 47.6% for the comparable period in 2003. The increase in selling, general and administrative expense in absolute dollars and as a percentage of revenue was the result of increased compensation costs of approximately $5.0 million resulting from the addition of 48 sales and marketing employees and 20 general and administrative employees primarily due to the SpeechWorks acquisition. The remaining increase in selling, general and administrative expenses is due primarily to increased facilities charges of $1.9 million resulting from increased rent and related insurance expenses, increased channel marketing expenses of $0.4 million, increased professional fees of approximately $0.4 million and travel expenses of $0.9 million. We expect selling, general and administrative expenses as a percentage of revenue to decline as a percentage of revenue over the remainder of 2004 as revenue increases. In addition, we expect to incur approximately $1.0 million related to compliance with recently issued regulatory requirements. Selling, general and administrative expenses-stock based compensation of approximately $0.3 million is related to the issuance of common stock to certain Company executives with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.

   Amortization of Other Intangible Assets

    Amortization of other intangible assets for the three months ended March 31, 2004, was $0.7 million or 1.6% of total revenue, compared to $0.4 million or 1.3% for the comparable period in 2003. The increase in cost of revenue from amortization of intangible assets is attributable to $0.1 million related to the Philips acquisition which was completed on January 30, 2003, $0.4 million related to the SpeechWorks acquisition which was completed on August 11, 2003, and $0.1 million related to the LocusDialog acquisition which was completed on December 19, 2003, partially offset by $0.2 million of intangible assets that became fully amortized during fiscal year 2003. During 2004, we expect amortization of other intangible assets to be approximately $2.7 million based on our current level of intangible assets.

   Restructuring and Other Charges, Net

    During the three months ended March 31, 2004, we recorded a charge of $0.8 million related to separation agreements with two former members of our senior management team. Included in this amount are non-cash compensation charges of $0.4 million related to the acceleration of restricted common stock and stock options.

    In connection with the Philips acquisition, we eliminated 25 ScanSoft personnel across all functional areas, resulting in a charge of approximately $0.5 million in severance-related restructuring costs in the three month period ended March 31, 2003.

   Income (Loss) from Operations

     As a result of the above factors, loss from operations was ($3.0) million for the three months ended March 31, 2004 or 6.9% of total revenue, compared with income from operations of $0.1 million or 0.5% for the comparable period in 2003.

   Other Income (Expense), Net

     Interest income was $105,000 and $41,000 for the three months ended March 31, 2004 and 2003, respectively. Interest expense was $132,000 and $80,000 for the three months ended March 31, 2004 and 2003, respectively. Other income of $476,000 for the three months ended March 31, 2004 consists primarily of receipt of $0.4 million in settlement of a previously written off receivable balance related to the Philips acquisition.

   Income (Loss) Before Income Taxes

     Loss before income taxes was ($2.5) million for the three months ended March 31, 2004 or 5.9% of total revenue, compared with income of $0.2 million or 0.5% for the comparable period in 2003.

   Income Taxes

     The provision for income taxes for the three months ended March 31, 2004 was $0.3 million or 0.7% of total revenue, compared to $0.3 million or 1.2% in the comparable period for 2003. The March 31, 2004 provision for income taxes consists primarily of a foreign tax benefit of $0.3 million relating primarily to tax credits and losses benefited in Canada, foreign withholding taxes of $0.1 million and deferred tax provisions of $0.4 million arising out of differences between the tax and financial statement treatment of goodwill.

   Net Income (Loss)

     As a result of all these factors, net loss totaled ($2.8) million or (6.6%) for the three months ended March 31, 2004, compared with a loss of ($0.2) million or (0.7%) for the comparable period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, we had cash and cash equivalents of $50.1 million and net working capital of $47.3 million as compared to $42.6 million in cash and cash equivalents and net working capital of $44.3 million at December 31, 2003.

     Net cash provided by operating activities for the three months ended March 31, 2004 was $2.7 million compared to $2.9 million for the comparable period in 2003. Cash provided by operations in the 2004 period came primarily from income from operations, after adjustments for non-cash amortization, depreciation and stock based compensation, significant collections of accounts receivable, offset by payments of accounts payable, accrued expenses and a decrease in deferred revenue. Cash provided by operations in the 2003 period came primarily from operating income, net of non-cash adjustments, and an increase in accounts payable, offset by payments of accrued expenses assumed in the Philips acquisition.

     Net cash provided by investing activities for the three months ended March 31, 2004 was $1.7 million compared to cash used of $4.9 million for the comparable period in 2003. Net cash provided by investing activities during 2004 consisted of a $3.1 million payment received due to a final purchase price adjustment related to the Philips acquisition, partially offset by $0.6 million of transaction costs and $0.8 million in capital expenditures. Net cash used in investing activities during 2003 consisted of $0.6 million in capital expenditures and $4.3 million associated with acquisitions.

      Net cash provided by financing activities for the three months ended March 31, 2004 was $3.2 million compared to $3.6 million for the comparable period in 2003. Net cash provided by financing activities during the three months ended March 31, 2004 consisted of proceeds of $3.8 million from the issuance of common stock in connection with employee stock compensation plans. This was offset by a $0.4 million payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement, and $0.2 million related to payments on outstanding equipment lines of credit. Net cash provided by financing activities of $3.6 million during the three months ended March 31, 2003 consisted of proceeds of $0.5 million from the issuance of common stock in connection with employee stock compensation plans and net proceeds of $6.8 million excluding offering costs of $1.3 million paid in the prior year, from the public issuance of our common stock. This was offset by a $0.4 million payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement, and the payment of the $3.3 million note payable related to the acquisition of Lernout & Hauspie assets during 2001.

     Although we generated $2.7 million and $5.2 million of cash from operations during the three month period ended March 31, 2004 and the fiscal year ended 2003, respectively, and exited the quarter with a cash and cash equivalents balance of $50.1 million, there can be no assurance that we will be able to continue to generate cash from operations or secure additional equity or debt financing if required. The large increase in our cash balance has come primarily from the SpeechWorks acquisition. In connection with the Philips Speech Processing Telephony and Voice Control Business Unit acquisition, we issued a $27.5 million, zero interest convertible debenture due January 2006. In connection with the SpeechWorks acquisition we acquired certain long-term lease obligations that begin to come due in the next 12-24 months. Additionally, in connection with the exclusive license agreement entered into on March 31, 2003, we made a payment of $2.8 million on April 5, 2004 and are required to make a final payment totaling $2.8 million on or before March 31, 2005. We have sustained recurring losses from operations in each reporting period through December 31, 2001. We have reported a net loss of $(2.8) million and $(5.5) million for the three month period ended March 31, 2004 and the fiscal year ended December 31, 2003, respectively. We had an accumulated deficit of $155.3 million at March 31, 2004. We believe that the actions taken in connection with our acquisitions, including restructuring actions and other cost reduction initiatives, have reduced operating expenses to levels which, in combination with expected future revenues, will continue to generate positive cash flow. Therefore, we believe that cash flows from future operations in addition to cash on hand and amounts available under our line of credit will be sufficient to meet our working capital, investing, financing and contractual obligations, including the debt obligation issued in connection with the Philips acquisition, and the lease obligations assumed in the SpeechWorks acquisition, as they become due for the foreseeable future.

     The following table outlines our contractual payment obligations as of March 31, 2004:

                                                                      PAYMENTS DUE BY PERIOD
                                                     --------------------------------------------------------
                                                                                                      MORE
                                                                 LESS THAN        2-3       4-5      THAN 5
                 CONTRACTUAL OBLIGATIONS               TOTAL       1 YEAR        YEARS     YEARS      YEARS
     ----------------------------------------------  --------    ---------     --------   -------   ---------
                                                                            (IN THOUSANDS)
     Convertible debenture.........................  $ 27,524           --     $ 27,524        --   $      --
     Deferred payments for technology license......     5,428        5,428           --        --          --
     Operating leases..............................    35,180        5,144        8,441     5,136      16,459
     Equipment line of credit......................       989          728          261        --          --
     Standby letters of credit.....................     1,438          344           46        46       1,002
     Royalty commitments...........................     1,030          260          620        70          80
     Purchase commitments..........................       583          583           --        --          --
     Imputed interest..............................       172          172           --        --          --
                                                     --------     --------     --------   -------   ---------
     Total contractual cash obligations............  $ 72,344     $ 12,659     $ 36,892   $ 5,252   $  17,451
                                                     ========     ========     ========   =======   =========

     Through March 31, 2004, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

    On November 3, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 3.5 million euros of intercompany receivables from our Belgian subsidiary. The contract has a one year term that expires on November 1, 2004. For the three month period ended March 31, 2004, we recorded a net exchange rate gain of approximately $70,000 in other comprehensive income on the intercompany receivable and associated forward exchange contract. On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 7.5 million Singapore dollars of intercompany receivables from our Singapore subsidiary. The contract, as amended, expires on July 31, 2004. For the three month period ended March 31, 2004, we recorded a net exchange rate gain of approximately $0.1 million on the intercompany receivable and associated forward exchange contract.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-06, "Participating Securities and Two-Class Method under FASB Statement No 128, Earning Per Share." EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.

 The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earning to such a security. The consensus reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. Prior period earnings per share amounts should be restated to conform to the consensus to ensure comparability year over year. We are still evaluating the impact, if any, the adoption of EITF No. 03-06 will have on our results of operations or financial condition.

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

    --  VOLUME, TIMING AND FULFILLMENT OF CUSTOMER ORDERS;

    -- CONCENTRATION OF OPERATIONS WITH ONE MANUFACTURING PARTNER AND ABILITY TO CONTROL EXPENSES RELATED TO THE MANUFACTURE, PACKAGING AND SHIPPING OF OUR BOXED SOFTWARE PRODUCTS

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

    WE HAVE A HISTORY OF LOSSES. WE MAY INCUR LOSSES IN THE FUTURE. We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported a net loss of $(2.8) million and $(5.5) million for the three month period ended March 31, 2004 and the fiscal year ended December 31, 2003, respectively. We had an accumulated deficit of $155.3 million at March 31, 2004. If we are unable to regain profitability, the market price for our stock may decline, perhaps substantially.

    OUR BUSINESS COULD BE HARMED IF WE DO NOT SUCCESSFULLY MANAGE THE INTEGRATION OF THE BUSINESSES THAT WE ACQUIRE. As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. Our acquisition of the speech and language technology operations of Lernout & Hauspie Speech Products N.V. and certain of its affiliates, including L&H Holdings USA, Inc. (collectively, L&H), our acquisition of the Speech Processing Telephony and Voice Control business units from Philips, our acquisition of SpeechWorks International, Inc. and our acquisition of LocusDialog, Inc. required substantial integration and management efforts. Acquisitions of this nature involve a number of risks, including:

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

    A LARGE PART OF OUR PRODUCT REVENUE IS DEPENDENT ON CONTINUED DEMAND FOR OUR PRODUCTS FROM OEM PARTNERS. A SIGNIFICANT REDUCTION IN OEM REVENUE WOULD SERIOUSLY HARM OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND STOCK PRICE. Many of our technologies are licensed to partners that incorporate our technologies into solutions that they sell to their customers. The commercial success of these licensed products depends to a substantial degree on the efforts of these licensees in developing and marketing products incorporating our technologies. The integration of our technologies into their products takes significant time, effort and investment, and products incorporating our technologies may not be successfully implemented or marketed by our licensees.

    OEM revenue represented 42% and 34% of our consolidated revenue for the three month period ended March 31, 2004 and 2003, respectively. A select few of our OEM partners account for a majority of our OEM revenues. Our partners are not required to continue to bundle or embed our software, and they may choose the software products of our competitors in addition to, or in place of, our products. A significant reduction in OEM revenue would seriously harm our business, results of operations, financial condition and our stock price.

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

    THE FAILURE TO SUCCESSFULLY IMPLEMENT, UPGRADE AND DEPLOY IN A TIMELY AND EFFECTIVE MANNER NEW INFORMATION SYSTEMS AND UPGRADES OF OUR FINANCE AND ACCOUNTING SYSTEMS TO ADDRESS CERTAIN ISSUES IDENTIFIED IN CONNECTION WITH OUR FISCAL 2003 YEAR-END AUDIT COULD HARM OUR BUSINESS. In connection with its audit of our 2003 consolidated financial statements, PricewaterhouseCoopers LLP ("PwC"), our independent auditors, advised in a management letter to our Audit Committee of four conditions that could adversely affect our ability to initiate, record, process and report financial data consistent with management's assertions. These conditions include: (i) we may lack the necessary corporate accounting resources to meet the accelerated filing deadline requirements in 2004 mandated by the SEC, while at the same time staffing the demands of our worldwide Oracle implementation and Sarbanes-Oxley requirements; and (ii) we have a dependence on key personnel in our finance and accounting organization, the loss of whom could impair our ability to perform timely financial reporting, especially prior to the completion of our worldwide Oracle implementation and our readiness efforts related to our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we discuss the other two conditions raised by PwC later in this document (see page 33).

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

    SALES OF OUR DOCUMENT AND PDF CONVERSION PRODUCTS AND OUR DIGITAL PAPER MANAGEMENT PRODUCTS REPRESENTED APPROXIMATELY 31% AND 42%, OF OUR REVENUE FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003, RESPECTIVELY. ANY REDUCTION IN REVENUE FROM THESE PRODUCT AREAS COULD SERIOUSLY HARM OUR BUSINESS. Historically, a few product areas have generated a substantial portion of our revenues. For the three months ended March 31, 2004, our document and PDF conversion products represented approximately 20% of our revenue and our digital paper management products represented approximately 11% of our revenue. For the three months ended March 31, 2003, our document and PDF conversion products represented approximately 26% of our revenue and our digital paper management products represented approximately 16% of our revenue. A significant reduction in the revenue contribution from these product areas could seriously harm our business, results of operations, financial condition, cash flows and stock price.

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

     On April 23, 2004, we were sued by Millennium L.P. in the United States District Court for the Southern District of New York for patent infringement. In the lawsuit, Millennium alleges that we are infringing United States Patent No. 5,258,855 entitled "Information Processing Methodology"; No. 5,369,508 entitled "Information Processing Methodology"; No. 5,625,465 entitled "Information Processing Methodology"; No. 5,768,416 entitled "Information Processing Methodology"; and No. 6,094,505 entitled "Information Processing Methodology." We have not yet evaluated the merits of this lawsuit.

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

    On August 16, 2001, we were sued by Horst Froessl in the United States District Court for the Northern District of California for patent infringement. That action has been resolved for an immaterial amount, and we were dismissed from the action on March 24, 2004.

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

    WE RELY ON A SMALL NUMBER OF DISTRIBUTION AND FULFILLMENT PARTNERS, INCLUDING 1450, DIGITAL RIVER, INGRAM MICRO AND TECH DATA, TO DISTRIBUTE MANY OF OUR PRODUCTS. ANY DISRUPTION IN THESE CHANNELS COULD HARM OUR RESULTS OF OPERATIONS. Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River, Ingram Micro and Tech Data to serve this network of channel partners. For the three months ended March 31, 2004, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 14% and 8% of our consolidated revenue, respectively. During the three months ended March 31, 2003, Ingram Micro and Digital River, accounted for 25% and 17% of our consolidated revenue, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our results of operations in the short term. Any disruption for which we are unable to compensate could have a more sustained impact on our results of operations.

    A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE IS CONCENTRATED AMONG OUR THREE LARGEST DISTRIBUTION AND FULFILLMENT PARTNERS, INGRAM MICRO, INC., TECH DATA CORPORATION, AND DIGITAL RIVER, INC. Our products are sold through, and a substantial portion of our accounts receivable is derived from, three distribution and fulfillment partners. At March 31, 2004, Ingram Micro, Tech Data and Digital River represented 16%, 4% and 3%, of our net accounts receivable, respectively. At December 31, 2003, Ingram Micro, Tech Data and Digital River represented 20%, 5% and 5%, of our net accounts receivable, respectively. In addition, although we perform ongoing credit evaluations of our distribution and fulfillment partners' financial condition and maintain reserves for potential credit losses, we do not require collateral. While, to date, such losses have been within our expectations, we cannot assure you that these actions will be sufficient to meet future contingencies. If any of these distribution and fulfillment partners were unable to pay us in a timely fashion or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

    A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM SALES IN EUROPE AND ASIA. OUR RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH THESE AND OTHER INTERNATIONAL REGIONS. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. Reported international revenue for both the three month periods ended March 31, 2004 and 2003 represented 31% and 26% of our consolidated revenue for those periods, respectively. Most of these international revenues are produced by sales in Europe and Asia. A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. However, based on an estimate that factors our OEM partners' geographical revenue mix to our revenue generated from these OEM partners, international revenue would have represented approximately 34% and 34% of our consolidated revenue for the three month periods ended March 31, 2004 and 2003, respectively.

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

    THE STOCKHOLDINGS OF OUR TWO LARGEST STOCKHOLDERS MAY ENABLE THEM TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL. On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. As of March 31, 2004, Warburg Pincus beneficially owned approximately 11.3% of our outstanding common stock, including warrants exercisable for up to 3,025,732 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. The State of Wisconsin Investment Board (SWIB) is our second largest stockholder, owning approximately 9.3% of our common stock as of March 31, 2004. Because of their large holdings of our capital stock relative to other stockholders, Warburg and SWIB, acting individually or together, could have a strong influence over matters requiring approval by our stockholders.

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

    On November 3, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 3.5 million euros of inter-company receivables from our Belgian subsidiary to the United States. The contract has a one-year term that expires on November 1, 2004. On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 7.5 million Singapore dollars of inter-company receivables from our Singapore subsidiary to the United States. The contract, as amended, expires on July 31, 2004.

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

    (b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange
Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the end of the first quarter of 2004, we adopted additional procedures related to our worldwide bank reconciliation processes.

    In connection with their audit of our 2003 consolidated financial statements, PricewaterhouseCoopers LLP ("PwC"), our independent auditors, advised in a management letter to management and our Audit Committee of four conditions that could adversely affect our ability to initiate, record, process and report financial data consistent with management's assertions. These conditions include, in summary: (i) our significant accounting transactions, including related judgments and estimates, may not be supported by a sufficiently formal process or sufficiently comprehensive documentation; and
(ii) we had insufficiently documented our estimate of returns from second-tier resellers. In addition, we have earlier in this document discussed the other two conditions raised by PwC. (see page 28).

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

(b)  Reports on Form 8-K

     On March 19, 2004, ScanSoft filed a report on Form 8-K announcing that the Company's Chairman and Chief Executive Officer, intends to exercise options to purchase as many as 750,000 shares of the Company's common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on May 10, 2004.

                                   SCANSOFT, INC.

                                   By: /s/ David A. Gerth
                                       ----------------------------------
                                       David A. Gerth
                                       Chief Financial Officer

                                     EXHIBIT
                                      INDEX

     EXHIBIT
     NUMBER                             DESCRIPTION
     -------                            -----------
      3.1(1)   Amended and Restated Certificate of Incorporation of Registrant
      3.2(2)   Amended and Restated Bylaws of Registrant
      4.1      Securities Purchase Agreement, dated March 19, 2004, by and among Xerox Imaging Systems, Inc., Warburg Pincus Private Equity
               VIII, L.P, Warburg Pincus Netherlands Private Equity VIII I C.V.,
               Warburg Pincus Netherlands Private Equity VIII II C.V., Warburg
               Pincus Germany Private Equity VIII K.G., and the Registrant
      4.2      Stockholders Agreement, dated March 19, 2004, by and between the
               Registrant and Warburg Pincus Private Equity VIII, L.P, Warburg Pincus
               Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands
               Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity
               VIII K.G.
      4.3      Common Stock Purchase Warrants, dated March 15, 2004, issued to
               Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands
               Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity
               VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.
     10.1**    Employee Separation Agreement, dated March 18, 2004, by and between the Registrant and Stuart R. Patterson
     10.2      Loan and Security Agreement, dated as of October 31, 2002, as amended
               On March 31, 2004, between the Registrant and Silicon Valley Bank
     31.1      Certification of Chief Executive Officer Pursuant to Rule
               13a-14(a) or 15d-14(a).
     31.2      Certification of Chief Financial Officer Pursuant to Rule
               13a-14(a) or 15d-14(a).
     32.1      Certification Pursuant to 18 U.S.C. Section 1350.

----------

**  Denotes Management compensatory plan or arrangement.
(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the Commission on May 11, 2001.
(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 15, 2004.