Form 10-Q
period 2004-06-30
SCANSOFT INC
filed 2004-08-09
CIK 1002517

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27038


                                 SCANSOFT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                    94-3156479
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

                               9 CENTENNIAL DRIVE
                                PEABODY, MA 01960
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (978) 977-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     105,632,168 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of August 2, 2004.

                                 SCANSOFT, INC.

                                    FORM 10-Q
                         SIX MONTHS ENDED JUNE 30, 2004
                                      INDEX

                                                                           PAGE

     PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
     a) Consolidated Balance Sheets at June 30, 2004 and
        December 31, 2003                                                    3
     b) Consolidated Statements of Operations for the three and
        six months ended June 30, 2004 and June 30, 2003                     4
     c) Consolidated Statements of Cash Flows for the six months
        ended June 30, 2004 and June 30, 2003                                5
     d) Notes to Consolidated Financial Statements                           6
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           19
Item 3. Quantitative and Qualitative Disclosures about Market Risk          36
Item 4. Controls and Procedures                                             36
     PART II: OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders                 37
Item 6. Exhibits and Reports on Form 8-K                                    38
Signatures
Certifications
Exhibit Index

                                 SCANSOFT, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                JUNE 30,       DECEMBER 31,
                                                                                 2004             2003
                                                                               ---------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  22,648        $  42,584
  Marketable securities                                                            5,196               --
  Accounts receivable, less allowances of $9,551 and
    $10,200, respectively (Note 6)                                                38,806           40,271
  Receivables from related parties (Note 18)                                         124            2,133
  Inventory                                                                          355              427
  Prepaid expenses and other current assets                                        7,072            9,264
                                                                               ---------        ---------
    Total current assets                                                          74,201           94,679
  Goodwill                                                                       246,231          243,266
  Other intangible assets, net                                                    47,296           54,286
  Long term marketable securities                                                 17,144               --
  Property and equipment, net                                                      7,703            6,977
  Other assets                                                                     4,097            2,732
                                                                               ---------        ---------
    Total assets                                                               $ 396,672        $ 401,940
                                                                               =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $   7,951        $   7,244
  Accrued compensation                                                             7,548            7,871
  Accrued expenses (Note 9)                                                       12,161           13,481
  Deferred revenue                                                                10,322           13,672
  Note payable (Note 13)                                                             589              904
  Deferred payment obligation for technology license                               2,650            2,754
  Other current liabilities                                                        3,319            4,448
                                                                               ---------        ---------
    Total current liabilities                                                     44,540           50,374
Deferred revenue                                                                     204              490
Long-term notes payable, net of current portion                                   27,830           27,859
Deferred tax liability                                                             1,697            1,264
Other liabilities                                                                 16,240           18,727
                                                                               ---------        ---------
    Total liabilities                                                             90,511           98,714
                                                                               ---------        ---------
Commitments and contingencies (Notes 8, 13 and 14)
Stockholders' equity:
  Series B preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation
    preference $4,631)                                                             4,631            4,631
  Common stock, $0.001 par value; 140,000,000 shares authorized;
    108,172,743 and 105,327,485 shares issued  and 105,437,277 and
    102,592,019 shares outstanding, respectively                                     108              105
  Additional paid-in capital                                                     474,156          464,350
  Treasury stock, at cost (2,735,466 and 2,735,466 shares, respectively)         (10,925)         (10,925)
  Deferred compensation                                                           (4,852)          (1,743)
  Accumulated other comprehensive loss                                            (1,290)            (748)
  Accumulated deficit                                                           (155,667)        (152,444)
                                                                               ---------        ---------
   Total stockholders' equity                                                    306,161          303,226
                                                                               ---------        ---------
   Total liabilities and stockholders' equity                                  $ 396,672        $ 401,940
                                                                               =========        =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 SCANSOFT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                        ---------------------------      ----------------------------
                                                          2004             2003            2004             2003
                                                        ---------        --------        ---------        --------
                                                                       (AS RESTATED)                    (AS RESTATED)
Revenue:
Product licenses ................................       $  34,648        $ 25,663        $  65,504        $ 51,171
Professional services ...........................          11,436             856           21,444           1,864
Related parties .................................              43           1,224            1,955           2,544
                                                        ---------        --------        ---------        --------
      Total revenue .............................          46,127          27,743           88,903          55,579
                                                        ---------        --------        ---------        --------
Costs and expenses:
    Cost of product licenses ....................           3,541           2,916            7,017           6,186
    Cost of professional services ...............           7,939           1,657           14,665           2,689
    -- stock based compensation .................              40              --               60              --
    Cost of revenue from amortization of
      intangible assets .........................           2,805           2,672            5,621           4,729
    Research and development
    -- stock based compensation .................              94              --              137              --
    -- all other expenses .......................           8,611           8,350           17,829          15,527
    Selling, general and administrative
    -- stock based compensation .................             396              26              652              51
    -- all other expenses .......................          21,585          13,842           43,300          27,078
    Amortization of other intangible assets .....             635             423            1,303             784
    Restructuring and other charges .............              --             817              801           1,346
                                                        ---------        --------        ---------        --------
      Total costs and expenses ..................          45,646          30,703           91,385          58,390
                                                        ---------        --------        ---------        --------
Income (loss) from operations ...................             481          (2,960)          (2,482)         (2,811)
Other income (expense):
  Interest income ...............................             154              58              259              99
  Interest expense ..............................            (106)           (171)            (238)           (251)
  Other income(expense), net ....................            (254)            501              222             562
                                                        ---------        --------        ---------        --------
Income (loss) before income taxes ...............             275          (2,572)          (2,239)         (2,401)
Provision for income taxes ......................             685             371              984             716
                                                        ---------        --------        ---------        --------
Net loss ........................................       $    (410)       $ (2,943)       $  (3,223)       $ (3,117)
                                                        =========        ========        =========        ========
Net loss per share: basic and diluted ...........       $   (0.00)       $  (0.04)       $   (0.03)       $  (0.05)
                                                        =========        ========        =========        ========
Weighted average common shares: basic and diluted         103,881          65,821          101,637          64,979
                                                        =========        ========        =========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 SCANSOFT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          --------------------------
                                                                                            2004            2003
                                                                                          --------        --------
                                                                                                        (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                  $ (3,223)       $ (3,117)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                             1,923             879
    Amortization of other intangible assets                                                  6,924           5,513
    Accounts receivable allowances                                                             711             347
    Stock-based compensation, including restructuring portion                                1,245              51
    Foreign exchange gain (loss)                                                                42              (6)
    Non-cash interest expense                                                                  133              89
    Deferred tax provision                                                                     433             554
    Changes in operating assets and liabilities, net of effects from acquisitions:
    Accounts receivable                                                                      2,858           5,465
    Inventory                                                                                   61           1,100
    Prepaid expenses and other current assets                                               (1,135)         (1,122)
    Other assets                                                                            (1,374)         (1,695)
    Accounts payable                                                                           588             609
    Accrued expenses                                                                        (2,827)         (2,152)
    Other liabilities                                                                         (698)            265
    Deferred revenue                                                                        (2,800)           (410)
                                                                                          --------        --------
      Net cash provided by operating activities                                              2,861           6,370
                                                                                          --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment                                           (2,084)         (1,039)
  Capital expenditures for licensing agreements                                                 --          (6,113)
  Maturities of marketable securities                                                          260              --
  Purchases of marketable securities                                                       (22,661)             --
  Cash received (paid) for acquisitions, including transaction costs, net                     (186)         (4,341)
                                                                                          --------        --------
    Net cash used in investing activities                                                  (24,671)        (11,493)
                                                                                          --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of note payable and deferred acquisition  payments                                  (494)         (3,273)
  Payments under deferred payment agreement                                                   (410)           (820)
  Deferred payment for licensing agreements                                                 (2,800)             --
  Proceeds from issuance of common stock warrants                                              625              --
  Proceeds from issuance of common stock, net of issuance  costs                                --           6,767
  Proceeds from issuance of common stock under employee stock compensation plans             4,915           1,154
                                                                                          --------        --------
    Net cash provided by financing activities                                                1,836           3,828
                                                                                          --------        --------
Effects of exchange rate changes on cash and cash equivalents                                   38            (513)
                                                                                          --------        --------
Net decrease in cash and cash equivalents                                                  (19,936)         (1,808)
Cash and cash equivalents at beginning of period                                            42,584          18,853
                                                                                          --------        --------
Cash and cash equivalents at end of period                                                $ 22,648        $ 17,045
                                                                                          ========        ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 SCANSOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of ScanSoft, Inc. (the "Company" or "ScanSoft") have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004 and all other subsequent periodic filings including the Form 10-Q for the three months ended March 31, 2004 filed on May 10, 2004. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period.

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

2. RESTATEMENT OF TAX PROVISION

     In connection with the third quarter of 2003, the Company determined that an adjustment was required to properly reflect its tax provisions in the Company's financial statements as presented in Form 10-Q as filed for the quarterly periods ended March 31, 2003 and June 30, 2003. These non-cash tax adjustments resulted from the Company's implementation of SFAS No. 142. Historically, the Company had netted its deferred tax liability related to goodwill against its deferred tax asset. Following the adoption of SFAS No. 142, the temporary differences created by different treatment for book and tax of the Company's goodwill can no longer be assumed to offset deductible temporary differences which create deferred tax assets. Therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance in its financial statements for the three and six month periods ending June 30, 2003 as follows:

                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                JUNE 30, 2003                           JUNE 30, 2003
                                                -------------                           -------------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             AS                                      AS
                                         PREVIOUSLY             AS               PREVIOUSLY               AS
                                          REPORTED           RESTATED             REPORTED             RESTATED
                                          -------            --------             -------              -------
Statement of Operations:
Provision for income taxes                $    67            $   371              $   162              $   716
Net income (loss)                         $(2,639)           $(2,943)             $(2,563)             $(3,117)
Net income (loss) per share-basic
  and diluted                             $ (0.04)           $ (0.04)             $ (0.04)             $ (0.05)

     All financial statements and related footnotes have been restated to reflect the adjustment.

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

expense items are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss), which is a separate component of stockholders' equity, except for Budapest for which foreign currency translation adjustments are recorded in other income (expense). Foreign currency transaction gains and losses are included in results of operations. The Company reported in other income, net foreign currency transaction gains and other translation gains or losses of ($133,000) and ($119,000) for the three and six month periods ended June 30, 2004, respectively. Net foreign currency transaction gains and other translation gains or losses were $418,000 and $526,000 for the three and six month periods ended June 30, 2003, respectively.

     Capitalization of Internal Use Software Costs

     The Company capitalizes development costs of software for internal use required to be capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". As of June 30, 2004, the Company had capitalized both internal and external costs related to financial and human resource management systems which are currently being customized to operate effectively on a worldwide basis. The Company had capitalized costs of $1.7 million and $0.9 million, respectively, as of the periods ended June 30, 2004 and December 31, 2003.

     Marketable Securities

     The Company accounts for marketable securities in accordance with Statement of Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At June 30, 2004 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers' methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company follows the disclosure provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting For Stock-Based Compensation-Transition and Disclosure". Deferred compensation is recorded for restricted stock granted to employees based on the fair value of the Company's common stock at the date of grant and is amortized over the period in which the restrictions lapse. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

     Had compensation expense for the Company's stock-based compensation plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and pro forma net loss per share would have been as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                                   --------                      --------
                                                           (IN THOUSANDS, EXCEPT PER     (IN THOUSANDS, EXCEPT PER
                                                                  SHARE DATA)                   SHARE DATA)
                                                              2004           2003          2004             2003
                                                            -------         -------       -------          ------
Net loss -- as reported                                     $  (410)        $(2,943)      $(3,223)         $(3,117)
Add back: Stock-based compensation included in net
  loss, as reported                                             530              26         1,245               51
Deduct: Total stock-based employee compensation
  expense determined under the fair value-based-method       (3,265)         (2,202)       (6,369)          (4,538)
                                                            -------         -------       -------          ------
Net loss - pro forma                                        $(3,145)        $(5,119)      $(8,347)         $(7,604)
                                                            -------         -------       -------          ------
Net loss per share - as reported: basic and diluted         $ (0.00)        $ (0.04)      $ (0.03)         $(0.05)
Net loss per share -- pro forma: basic and diluted          $ (0.03)        $ (0.08)      $ (0.08)         $(0.12)

                                  SCANSOFT, INC

5. INVESTMENTS

     Cash and cash equivalents consist of the following:

                                                    JUNE 30,
                                                     2004
                                                 --------------
                                                 (IN THOUSANDS)
Cash                                               $   9,784
Money market funds                                     6,285
Corporate bonds                                          774
U.S. government agencies                               5,805
                                                   ---------
                                                   $  22,648
                                                   =========

     Marketable securities at amortized cost, including accrued interest, and at fair value as of June 30, 2004, consist of the following:

                                                 JUNE 30,
                                                   2004
                                               --------------
                                               (IN THOUSANDS)
Corporate bonds                                   $ 18,019
U.S. government agencies                             4,321
                                                  --------
                                                  $ 22,340
                                                  ========

6. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                JUNE 30,      DECEMBER 31,
                                                  2004            2003
                                                --------      ------------
                                                      (IN THOUSANDS)
Accounts receivable                             $ 41,101       $  41,066
Unbilled accounts receivable                       7,256           9,405
                                                --------       ---------
                                                  48,357          50,471
Less -- allowances                                (9,551)        (10,200)
                                                --------       ---------
                                                $ 38,806       $  40,271
                                                ========       =========

Unbilled accounts receivable relate primarily to revenues earned under royalty-based arrangements for which billing occurs in the month following receipt of the royalty report and to revenues earned under customer contracts accounted for under the percentage-of-completion method that have not yet been billed based on the terms of the specific arrangement.

                                 SCANSOFT, INC.

7. ACQUISITION OF TELELOGUE, INC.

     On June 15, 2004, the Company acquired all of the outstanding shares of Telelogue, Inc., a provider of automated directory assistance applications for telecommunications service providers, based in New Jersey.

     The acquisition of Telelogue enhances the Company's automated directory assistance portfolio by adding key customer and partner relationships, methodologies in voice user interface, and several patents used in the successful automation of directory automation services. In addition, it adds new reference accounts for both customer relationships and technology partners. These incremental intangible benefits resulted in excess purchase price consideration resulting in goodwill.

     The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

     The consideration consists of cash payments equal to $2,206,000, of which $500,000 was placed in escrow to cover certain indemnification obligations, the assumption of certain obligations and a contingent payment of up to $2,000,000 in cash to be paid, if at all, on or about July 15, 2005, upon the achievement of certain performance goals. The total initial purchase price of approximately $3,400,000, includes cash consideration of $2,206,000, estimated transaction costs of $893,000 and debt assumed of $297,000. The merger is a taxable event and has been accounted for as a purchase of a business.

     The purchase price allocation is as follows (in thousands):

Total purchase consideration:
  Cash ........................................      $ 2,206
  Debt assumed ................................          297
  Transaction costs ...........................          893
                                                     -------
  Total purchase consideration ................      $ 3,396
                                                     =======
Allocation of the purchase consideration:
  Current assets ..............................      $   313
  Property and equipment ......................          637
  Identifiable intangible assets ..............          550
  Goodwill ....................................        3,084
                                                     -------
  Total assets acquired .......................        4,584
                                                     -------
  Current liabilities .........................         (685)
  Long term liabilities .......................         (503)
                                                     -------
  Total liabilities assumed: ..................       (1,188)
                                                     -------
                                                     $ 3,396
                                                     =======

     Current assets acquired primarily relate to cash and accounts receivable. Current liabilities assumed primarily relate to accrued expenses and deferred revenue.

     The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

                                                    AMORTIZATION
                                     AMOUNT            PERIOD
                                 (IN THOUSANDS)      (IN YEARS)
                                 --------------     ------------
Core technology ............         $220                 7
Completed technology .......           90                 3
Customer relationships .....          240                 4
                                     ----
                                     $550
                                     ====

                                 SCANSOFT, INC.

     The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The Company did not attribute any value to "in-process research and development" projects in connection with this acquisition. The Company believes that these identified intangible assets have no residual value. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $3.1 million. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142. The merger is a taxable event and has been accounted for as a purchase of a business.

8. OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following (in thousands):

                              GROSS CARRYING     ACCUMULATED    NET CARRYING   USEFUL LIVES
                                  AMOUNT        AMORTIZATION       AMOUNT       (IN YEARS)
                              --------------    ------------    ------------   ------------
JUNE 30, 2004
Patents and core technology     $   53,975       $   30,724      $  23,251          1-9
Completed technology                13,562            3,285         10,277          1-4
Tradenames and trademarks            5,871            2,229          3,642         1-10
Non-competition agreement               10                9              1            1
Customer relationships              12,188            2,063         10,125          1-6
                                ----------       ----------      ---------
                                $   85,606       $   38,310      $  47,296
                                ==========       ==========      =========
DECEMBER 31, 2003
Patents and core technology     $   53,673       $   26,718      $  26,955
Completed technology                14,081            1,928         12,153
Tradenames and trademarks            5,871            1,874          3,997
Non-competition agreement               10                4              6
Customer relationships              12,438            1,263         11,175
                                ----------       ----------      ---------
                                $   86,073       $   31,787      $  54,286
                                ==========       ==========      =========

     On March 31, 2003, the Company entered into an agreement that granted an exclusive license to the Company to resell, in certain geographies worldwide, certain productivity applications. The period of exclusivity expires after seven years, unless terminated earlier as permitted under the agreement. Total consideration to be paid by the Company for the license was $13.0 million. On June 30, 2003, the terms and conditions of the agreement were amended, resulting in a $1.2 million reduction in the license fee. The initial payment of $6.4 million due on or before June 30, 2003 was paid in accordance with the terms of the license agreement. The Company made an additional payment of $2.8 million on April 5, 2004 and is required to make a final payment totaling $2.8 million on or before March 31, 2005. As of June 30, 2004, this payment (including a present value discount of $0.1 million) is classified as current deferred payment obligation for technology license. Additionally, according to the terms of the June 30, 2003 amendment, the Company was entitled to receive a cash refund on the license based on certain return levels of products previously distributed. The Company was notified during the quarter ended March 31, 2004 that a refund of approximately $0.5 million was due. This refund was received during the quarter ended June 30, 2004.

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

     Aggregate amortization expense was $3.4 million and $6.9 million for the three and six months ended June 30, 2004, respectively. Of these amounts, $2.8 million and $5.6 million, respectively, were included in cost of revenue and $0.6 million and $1.3 million, respectively, were recorded in operating expenses. Aggregate amortization expense was $3.1 million and $5.5 million for the three and six months ended June 30, 2003, respectively. Of these amounts $2.7 million and $4.7 million, respectively, were included in cost of revenue and $0.4 million and $0.8 million respectively were recorded in operating expenses. Estimated amortization expense for each of the five succeeding fiscal years as of June 30, 2004 is as follows (in thousands):

                                 SCANSOFT, INC.

                                                         SELLING,
                                          COST OF      GENERAL AND
YEAR ENDING                               REVENUE    ADMINISTRATIVE    TOTAL
-----------                              --------    --------------  --------
2004 (July 1 - December 31, 2004)        $  5,403      $  1,427      $  6,830
2005                                        6,405         2,563         8,968
2006                                        5,325         2,322         7,647
2007                                        5,295         2,189         7,484
2008                                        3,430         1,913         5,343
Thereafter                                  7,671         3,353        11,024
                                         --------      --------      --------
Total                                    $ 33,529      $ 13,767      $ 47,296
                                         ========      ========      ========

9. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                JUNE 30,    DECEMBER 31,
                                                  2004          2003
                                                --------    ------------
Accrued sales and marketing incentives          $  3,137     $  2,540
Accrued restructuring and other charges              835        1,861
Accrued royalties                                    498          510
Accrued professional fees                          1,577        1,735
Accrued acquisition liabilities                       58          143
Accrued transaction costs                             64          834
Accrued other                                      5,992        5,858
                                                --------     --------
                                                $ 12,161     $ 13,481
                                                ========     ========


10.  RESTRUCTURING AND OTHER CHARGES

     During the three months ended March 31, 2004, the Company recorded a charge of $0.8 million related to separation agreements with two former members of the senior management team. Included in this amount are non-cash compensation charges of $0.4 million related to the acceleration of restricted common stock and stock options.

     At June 30, 2004, the remaining restructuring accrual from current and prior restructuring activities amounted to $0.8 million. This amount is comprised of $0.3 million of lease exit costs and $0.5 million of employee-related severance costs, of which $0.1 million are for severance to the former Caere President and CEO and $0.4 million are for severance costs related to actions taken during 2004 and 2003.

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

                                 SCANSOFT, INC.

     The following table sets forth the 2004 and 2003 restructuring and other charges accrual activity (in thousands):

                                                       LEASE
                                          EMPLOYEE     EXIT       ASSET
RESTRUCTURING AND OTHER CHARGES ACCRUAL    RELATED     COSTS    IMPAIRMENT    TOTAL
---------------------------------------   ---------    -----    ----------   -------
Balance at December 31, 2002               $   446     $ 219         --      $   665
Restructuring and other charges              3,267       337         89        3,693
Non-cash charges                                --        --        (89)         (89)
Cash payments                               (2,161)     (247)        --       (2,408)
                                           -------     -----       ----      -------
Balance at December 31, 2003                 1,552       309       $ --        1,861
                                           -------     -----       ----      -------
Restructuring and other charges                801        --         --          801
Non-cash charges                              (348)       --         --         (348)
Cash payments                               (1,458)      (21)        --       (1,479)
                                           -------     -----       ----      -------
Balance at June 30, 2004                   $   547     $ 288       $ --      $   835
                                           =======     =====       ====      =======

11.  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on (i) the weighted average number of common shares outstanding, (ii) the assumed conversion of the Series B Preferred Stock, and
(iii) the effect, when dilutive, of outstanding stock options, the convertible debenture, warrants, and unvested shares of restricted stock using the treasury stock method. All potential dilutive common shares are excluded from the computation of net loss per share for the three and six month periods ended June 30, 2004 and 2003, respectively, because they are antidilutive.

     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                    -------------------     ---------------------
                                                      2004        2003        2004          2003
                                                    -------     -------     -------       -------
Weighted average number of common shares
 outstanding....................................    103,881      65,821     101,637        64,979
   Assumed conversion of Series B Preferred
     stock......................................         --          --          --            --
                                                    -------     -------     -------       -------
Weighted average common shares: basic...........    103,881      65,821     101,637        64,979
Effect of dilutive common equivalent shares:
   Stock options................................         --          --          --            --
   Convertible debenture........................         --          --          --            --
   Warrants.....................................         --          --          --            --
   Unvested restricted stock....................         --          --          --            --
                                                    -------     -------     -------       -------
Weighted average common shares: diluted.........    103,881      65,821     101,637        64,979
                                                    =======     =======     =======       =======

     For the three and six month periods ended June 30, 2004, diluted net loss per share excludes 13,174,884 common share equivalents. For the three and six month periods ended June 30, 2003, diluted net loss per share excludes 15,310,919 common share equivalents. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for the period presented.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-6, "Participating Securities and Two-Class Method under FASB Statement No 128, Earning per Share." EITF No. 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a

                                 SCANSOFT, INC.

participating security and how to apply the two class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earning to such a security. The consensuses reached on EITF No. 03-6 is effective for fiscal periods beginning after March 31, 2004. Prior period earnings per share amounts will be restated to conform to the consensuses to ensure comparability year over year. The Company has evaluated the impact, the adoption of EITF No. 03-6 would have on its results of operations and financial condition, and determined that as the Company is currently operating in a net loss position, the adoption of EITF No. 03-6 had no impact on its results of operations and financial condition.

12.  COMPREHENSIVE INCOME (LOSS)

     Total comprehensive loss, net of taxes, was ($0.7) million and ($3.8) million for the three and six months ended June 30, 2004, respectively, and was ($3.2) million and ($3.4) million for the three and six months ended June 30, 2003, respectively. Total comprehensive income for the six months ended June 30, 2004, consisted of net loss of ($3.2) million, foreign currency translation losses of ($0.3) million and ($0.3) million of unrealized loss on marketable securities classified as available-for-sale.

13.  DEBT AND CREDIT FACILITIES

     Credit Facility

     On October 31, 2002, the Company entered into a two year Loan and Security Agreement (as amended, the "Loan Agreement") with Silicon Valley Bank (the "Bank") that consisted of a $10.0 million revolving loan (the "Credit Facility"). The Company amended this Loan and Security Agreement, as of March 31, 2004, for the period through March 31, 2006. Under this amendment, the Company must comply with both a minimum adjusted quick ratio and minimum tangible net worth calculation, as defined in the Loan Agreement. Depending on the Company's adjusted quick ratio, borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.0% or 0.75%, (5.00% at June 30, 2004), as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time was amended to the lesser of $20.0 million or a borrowing base equal to the aggregate amounts un-drawn on outstanding letters of credit, minus either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on the Company's adjusted quick ratio. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the two-year loan term. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, predominantly its accounts receivable, but not its intellectual property. As of June 30, 2004, the Company was in compliance with all covenants.

     As of June 30, 2004, no amounts were outstanding under the Credit Facility and $16.1 million was available for borrowing in addition to approximately $1.4 million committed under this line of credit for outstanding Letters of Credit. The Company can make no guarantees as to its ability to satisfy its future financial covenant calculations.

     Equipment Line of Credit

     In connection with the acquisition of SpeechWorks, the Company assumed $1.5 million of principal amounts outstanding under a one-year equipment line-of-credit with a bank which expired on June 30, 2003. As of June 30, 2004, a balance of $0.8 million remains outstanding. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the bank's prime rate (5.00% at June 30, 2004), which is payable in equal monthly payments over a period of 36 months. In accordance with the terms of the equipment line of credit, as of June 30, 2004, principal payments of $0.5 million are due during the year ending December 31, 2004, $0.3 million are due during the year ending December 31, 2005 and $0.1 million are due during the year ended December 31, 2006. Under the financing agreement, the Company is obligated to comply with certain financial covenants related to total tangible net assets and was in compliance as of June 30, 2004.

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

                                 SCANSOFT, INC.

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

     On August 5, 2004, Compression Labs, Inc. filed an action against the Company in the United States District Court for the Eastern District of Texas for patent infringement. In the lawsuit, Compression Labs alleges that the Company is infringing United States Patent No. 4,698,672 entitled "Coding System for Reducing Redundancy." The Company has not yet evaluated the merits of this lawsuit.

     On April 23, 2004, Millennium L.P. filed an action against the Company in the United States District Court for the Southern District of New York claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Millennium alleges that the Company is infringing United States Patent No. 5,258,855 entitled "Information Processing Methodology"; No. 5,369,508 entitled "Information Processing Methodology"; No. 5,625,465 entitled "Information Processing Methodology"; No. 5,768,416 entitled "Information Processing Methodology"; and No. 6,094,505 entitled "Information Processing Methodology." We believe this claim has no merit, and we intend to defend the action vigorously.

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

     In accordance with the provisions of FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the following table represents the deferred revenue activity related to the Company's obligations under maintenance and support contracts for the six month period ended June 30, 2004 (in thousands):

        Beginning balance as of December 31, 2003         $  4,056
        Additions due to new billings during 2004            3,475
        Maintenance revenue recognized during the 2004      (2,839)
                                                          --------
        Ending balance as of June 30, 2004                $  4,692
                                                          ========

14.  STOCKHOLDERS' EQUITY

     Preferred Stock

     The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 as Series B Preferred Stock. In connection with the acquisition

                                 SCANSOFT, INC.

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

     Common Stock Warrants

     The Company issued Xerox a ten-year warrant with an exercise price for each warrant share of $0.61. Pursuant to the terms of this warrant, it is exercisable for the purchase of 525,732 shares of the Company's common stock. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm had agreed to purchase all outstanding shares of the Company's stock held by Xerox Corporation, including the warrant referenced above, for approximately $80 million. In connection with this transaction, Warburg Pincus acquired warrants to purchase 2.5 million additional shares of the Company's common stock for total consideration of $0.6 million. The warrants have a six year life and a exercise price of $4.94. The Company received this payment of $0.6 million during the quarter ended June 30, 2004.

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

                                 SCANSOFT, INC.

the Company records treasury stock at cost. The Company did not repurchase any common stock during the three or six month periods ended June 30, 2004.

     As of June 30, 2004, the Company had repurchased a total of 2,735,466 common shares under this and previous repurchase programs. The Company intends to use the repurchased shares for its employee stock plans and for potential future acquisitions.

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

15.  RESTRICTED COMMON STOCK

     During the three months ended March 31, 2004, the Company issued 647,291 shares of restricted common stock to members of the Company's senior management team. Unvested restricted common stock may not be sold, transferred or assigned and are subject to forfeiture in the event an employee ceases to be employed by the Company. The difference between the purchase price and the fair value of the Company's common stock on the date of issue based on the listed exchange price of $3.7 million has been recorded as deferred compensation and additional paid-in-capital. The deferred compensation is being recognized as compensation expense ratably over the vesting period resulting in $0.3 million and $0.4 million of stock compensation expense during the three and six month periods ended June 30, 2004.

     During the three months ended June 30, 2004, the Company issued 105,602 shares of restricted common stock to certain employees of the Company, including a member of the senior management team. Unvested restricted common stock may not be sold, transferred or assigned and are subject to forfeiture in the event an employee ceases to be employed by the Company. The difference between the purchase price and the fair value of the Company's common stock on the date of issue based on the listed exchange price of $0.5 million has been recorded as deferred compensation and additional paid-in-capital. The deferred compensation is being recognized as compensation expense ratably over the vesting period resulting in $20,000 of stock compensation expense during the three month period ended June 30, 2004.

16.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in a single segment. The following table presents total revenue information by geographic area and principal product line (in thousands):

                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                    JUNE 30,                      JUNE 30,
                           ------------------------      -----------------------
                              2004           2003           2004          2003
                           ---------      ---------      ---------     ---------
North America............  $  33,236      $  19,545      $  62,667     $  40,152
Other foreign countries..     12,891          8,198         26,236        15,427
                           ---------      ---------      ---------     ---------
  Total..................  $  46,127      $  27,743      $  88,903     $  55,579
                           =========      =========      =========     =========


                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                   JUNE 30,                       JUNE 30,
                           -----------------------       -----------------------
                              2004          2003            2004          2003
                           ---------     ---------       ---------     ---------
Digital Capture.........   $  16,226     $  12,555       $  30,686     $  25,142
Speech..................      29,901        15,188          58,217        30,437
                           ---------     ---------       ---------     ---------
  Total.................   $  46,127     $  27,743       $  88,903     $  55,579
                           =========     =========       =========     =========

                                 SCANSOFT, INC.

     Revenue classification above is based on the country in which the sale originates or is invoiced. Revenue in other countries predominately relates to sales to customers in Asia and Europe. Intercompany sales are insignificant as products sold outside of the United States or Europe are sourced within Europe or the United States.

     A number of the Company's North American OEM customers distribute products throughout the world but because these customers do not provide the geographic dispersion of their product sales, the Company recorded the revenue in the North America category. However, based on an estimate that factors our OEM partners' geographical revenue mix to our revenue generated from these OEM partners, international revenue would have represented approximately 30% and 32% of our consolidated revenue for the three and six months June 30, 2004, respectively, and approximately 38% and 36% of our consolidated revenue for the three and six months June 30, 2003, respectively.

17.  PRO FORMA RESULTS

     The following table reflects unaudited pro forma results of operations of the Company assuming that the Philips, SpeechWorks, LocusDialog and Telelogue acquisitions had occurred on January 1, 2003 (in thousands, except per share data):

                                  THREE MONTHS             SIX MONTHS
                                 ENDED JUNE 30,          ENDED JUNE 30,
                               2004        2003         2004        2003
                             --------    --------     --------    --------
     Revenues.............   $ 46,271    $ 41,992     $ 88,200    $ 79,234
     Net loss.............   $ (1,651)   $(13,116)    $ (5,485)   $(23,335)
     Net loss per diluted
     share................   $  (0.02)   $  (0.13)    $  (0.05)   $  (0.24)


     The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of this period.

18.  RELATED PARTIES

     On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company's stock held by Xerox Corporation for approximately $80 million. At December 31, 2003, Xerox owned approximately 15% of the Company's outstanding common stock and all of the Company's outstanding Series B Preferred Stock. In addition, Xerox had the opportunity to acquire additional shares of common stock pursuant to a warrant (Note 14).

     As a result of the Xerox and Warburg Pincus transaction, Xerox is no longer a related party as of June 30, 2004. The Company does not engage in transactions in the normal course of its business with Warburg Pincus.

     The Company and Xerox have entered into multiple non-exclusive agreements in which the Company grants Xerox the royalty-bearing right to copy and distribute certain versions of the Company's software programs with Xerox's multi-function peripherals. Xerox accounted for 4%, and 5% of the Company's total net revenues during each of the three month periods ended March 31, 2004 and 2003, respectively. In the six month period ended June 30, 2003, Xerox revenue was $2.5 million.

     In connection with the Caere acquisition in the first quarter of 2000 and pursuant to a concurrent non-competition and consulting agreement, the Company agreed to pay in cash to the former Caere President and CEO, a current member of the Board of Directors of the Company, on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by 486,548. On March 5, 2002, the Company negotiated a deferred payment agreement with the former Caere President and CEO to terminate this agreement. Under the terms of the deferred payment agreement, the Company paid $1.0 million in cash on March 5, 2002 and agreed to make future cash payments totaling $3.3 million, with such amounts payable in equal quarterly installments of approximately $0.4 million over the following two years. During the three months ended March 31, 2004, the Company paid a quarterly installment under this agreement of $0.4 million. The total consideration of this agreement was accounted for in the original Caere purchase price and had no effect on the results of operations. There is no remaining liability as of June 30, 2004.

                                 SCANSOFT, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED

     At June 30, 2004, a member of the Company's Board of Directors, and a former member of the SpeechWorks Board of Directors, is a senior executive at Convergys Corporation. The Company and Convergys have entered into multiple non-exclusive agreements in which Convergys resells the Company's software. During the six months ended June 30, 2004, Convergys accounted for approximately $0.1 million in total net revenues. As of June 30, 2004, Convergys owed the Company $0.1 million, pursuant to these agreements, which are included in receivables from related parties.

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

     --   GROWTH AND OPPORTUNITIES WITHIN OUR TARGET MARKETS;

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

     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this quarterly report under the heading "Risk Factors" All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

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

     On June 15, 2004, we acquired all of the outstanding shares of Telelogue, Inc. ("Telelogue), a provider of automated directory assistance applications for telecommunications service providers, in exchange for cash consideration. The consideration consists of an amount equal to $2,000,000 in cash (less certain expenses), of which $500,000 was placed in escrow to cover certain indemnification obligations, the assumption of certain obligations and a contingent payment of up to $2,000,000 in cash to be paid, if at all, on or about July 15, 2005, upon the achievement of certain performance goals.

     On March 30, 2004, we amended our loan and security agreement with Silicon Valley Bank for a revolving loan in a principal amount not to exceed $20.0 million, collateralized by substantially all of our personal property, but not our intellectual property. At the date of this quarterly report on Form 10-Q, no amounts were outstanding under the Credit Facility and $15.6 million was available for borrowing, with approximately $1.4 million committed under this line of credit for outstanding Letters of Credit.

     On December 19, 2003, we acquired all of the outstanding shares of LocusDialog Inc. ("LocusDialog"), a provider of speech-enabled, auto-attendant applications, such as call routing and auto attendant functions. LocusDialog has installed nearly 1,000 applications worldwide, handling approximately 500 million calls annually. Consideration for the transaction comprised 2.3 million shares of our common stock at a per share value of $5.31 (the average closing price of ScanSoft common stock for a total of five days immediately prior to and subsequent to the announcement of the acquisition) having a value of $12.4 million and transaction costs of $0.7 million.

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

     On January 30, 2003, we completed the acquisition of the Speech Processing Telephony and Voice Control business units of Royal Philips Electronics N.V. ("Philips"), and related intellectual property, on the terms set forth in the purchase agreement dated October 7, 2002, as amended. The Telephony business unit offers speech-enabled services including directory assistance, interactive voice response and voice portal applications for enterprise customers, telephony vendors and carriers. The Voice Control business unit offers a product portfolio including small footprint speech recognition engines for embedded applications such as voice-controlled climate, navigation and entertainment features in automotive vehicles, as well as voice dialing for mobile phones. As consideration for these business units and intellectual property, we paid 3.1 million euros ($3.4 million) in cash at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended, and agreed to pay an additional 1.0 million euros in cash prior to December 31, 2003, issued a 5.0 million euro note payable due December 31, 2003 and bearing 5.0% interest per annum and issued a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time at Philips' option into shares of our common stock at $6.00 per share. Prior to December 31, 2003, we paid both the 5.0 million euro promissory note and the additional 1.0 million euro payable in accordance with the provisions of the purchase agreement. In addition, prior to December 31, 2003, in accordance with provisions of the purchase agreement, the parties agreed upon a purchase price adjustment resulting in a decrease to the total purchase consideration, and a payment to be made by Philips to ScanSoft of approximately $3.0 million. ScanSoft received this payment on January 5, 2004.

                        OVERVIEW OF RESULTS OF OPERATIONS

     The following table presents, as a percentage of total revenue, certain selected financial data for each of the three and six month periods ended June 30:

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                      -------------------      ------------------
                                                       2004         2003        2004        2003
                                                      -----        -----       -----       -----
Revenues:
  Product licenses ..............................      75.2%        96.9%       75.9%       96.6%
  Professional services .........................      24.8          3.1        24.1         3.4
                                                      -----        -----       -----       -----
    Total revenue ...............................     100.0%       100.0%      100.0%      100.0%
Cost of revenues:
  Cost of product licenses ......................       7.7         10.5         7.9        11.1
  Cost of professional services - stock based
    compensation ................................        --           --          --          --
    -- all other expenses .......................      17.2          6.0        16.5         4.8
  Cost of revenue from amortization of intangible
    assets(1) ...................................       6.1          9.6         6.3         8.5
                                                      -----        -----       -----       -----
    Total cost of revenues ......................      31.0         26.1        30.7        24.4
                                                      -----        -----       -----       -----
  Research and development
    -- stock based compensation .................       0.2           --         0.2          --
    -- all other expenses .......................      18.7         30.1        20.1        27.9
  Selling, general and administrative
    -- stock based compensation .................       0.9          0.1         0.7         0.1
    -- all other expenses .......................      46.8         49.9        48.7        48.7
  Amortization of other intangible assets (1) ...       1.4          1.5         1.5         1.4
  Restructuring and other charges, net (2) ......        --          2.9         1.0         2.4
                                                      -----        -----       -----       -----
    Total costs and expenses ....................      99.0        110.6       102.9       104.9
                                                      -----        -----       -----       -----
Income (loss) from operations ...................       1.0        (10.6)       (2.9)       (4.9)
                                                      -----        -----       -----       -----
Other income (expense), net .....................      (0.4)         1.4         0.3         0.7
                                                      -----        -----       -----       -----
Income (loss) before income taxes ...............       0.6         (9.2)       (2.6)       (4.2)
Provision for (benefit) from income taxes .......       1.5%         1.4%        1.1%        1.4%
                                                      -----        -----       -----       -----
Net income (loss) ...............................      (0.9)%      (10.6)%      (3.7)%      (5.6)%
                                                      -----        -----       -----       -----

----------
(1)  See Note 8 of Notes to Consolidated Financial Statements.

(2)  See Note 10 of Notes to Consolidated Financial Statements.

GENERAL

     We derive our revenue from sales of our software products to customers through distribution partners and value-added resellers, royalty revenues from OEM partners, license fees from sales of our products to customers and from professional services, which include, but are not limited to, custom software applications and other services considered essential to the functionality of the software, training, and maintenance associated with software license transactions. Our speech technologies enable voice-activated services over a telephone, transform speech into text and text into speech, and permit voice control of devices and applications. Our digital capture technologies transform text, images and files into various digital formats. During the three month period ended June 30, 2004, Speech and Digital Capture represented approximately 65% and 35%, respectively, of our net revenue.

     Cost of product license revenue consists primarily of material and fulfillment costs and third party royalties paid to other vendors.

     Cost of professional services revenue consists primarily of engineering costs, both internal and external, associated with certain contracts which are accounted for under the percentage-of-completion method of accounting and project-specific travel expenses.

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

     Total Revenue

     Total revenue for the three months ended June 30, 2004 increased by $18.4 million, or 66%, from the comparable period in 2003. The overall growth in revenue is attributed to $7.8 million growth from our product revenue and $10.6 million in growth from professional services. Total revenue for the six months ended June 30, 2004 increased by $33.3 million, or 60%, from the comparable period 2003. The overall revenue growth for the first half of 2004 was made up of $13.7 million in product revenues and $19.6 million in professional services revenue.

     Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the three months ended June 30, 2004 was 72% North America and 28% international versus 70% and 30%, respectively for the comparable period in 2003. Revenues for the six months ended June 30, 2004 were segregated geographically 70% North America and 30% international, versus 72% North America and 28% international for the same period in 2003.

     A number of the Company's OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. We believe, if provided with this information, our geographical revenue classification would indicate a higher international percentage. Based on an estimate that factors our OEM partners' geographical revenue mix to our revenues generated from these OEM partners, revenue for the three months ended June 30, 2004 is approximately 69% North America and 31% international, compared to 62% and 38%, respectively, for the comparable period in 2003. Based on this allocation, the revenues for the first half 2004 is approximately 68% North America and 32% international, as compared to 64% North America and 36% international for the same period, 2003.

     For fiscal year 2004, we expect revenue growth of 37% to 48% from the fiscal year 2003 total. We believe that growth will occur throughout all of our product lines.

     Within the networked speech market, our anticipated growth is attributable to certain competitive advantages, such as superior products, channel expertise, packaged applications and professional services. By leveraging our advantages, we expect to gain market share by providing solutions for industries including financial services, telecommunications, healthcare, utilities, government, and travel and entertainment. Our anticipated growth in network speech will largely result from two specific applications - call center automation and directory assistance.

     Within the embedded speech market, we anticipate continued growth, specifically in the automotive, electronic games and handsets markets, resulting in a significant increase over 2003 revenues. We expect to benefit from a number of continued design wins and new applications and devices that our customers and partners bring to global markets. In addition, we expect certain legislation and safety initiatives for using devices in automobiles to contribute to future demand for our solutions. Additionally, we intend to extend our solutions further in the learning and accessibility markets.

     Within our productivity applications, we expect to benefit from three important trends -- IT spending in healthcare, networked scanning, and PDF solutions. We expect to invest in and see growth from our dictation product applications through opportunities in healthcare organizations looking for productivity solutions that can automate processes, cut costs, and offer an alternative to outsourcing. In digital capture, our OmniPage and PaperPort products are positioned to take advantage of the growing networked scanning markets through our major OEM partners. Within the PDF market, we have seen early success from our PDF products and expect to see growth as we continue to invest in this line of products.

     We expect a similar mix of product and service revenue as presented in our three most recent quarters. The majority of our services revenue is attributable to our networked speech initiatives where we sell solutions that comprise a combination of technologies, applications and professional services. Trends and markets that affect our product revenues in networked and embedded revenue can also be ascribed to our services revenue.

     Product Revenue

     Product revenue for the three months ended June 30, 2004 increased by $7.8 million, or 29%, from the comparable period in 2003. The increase in revenue from the comparable period 2003 is attributed to a $4.4 million increase in speech revenue, as well as a $3.4 million increase in digital capture revenue. Product revenue for the six months ended June 30, 2004 increased by $13.7 million, or 26%, from the comparable period in 2003. The increase in revenue from the comparable period 2003 is ascribed to a $8.9 million increase in speech revenue, as well as a $4.8 million increase in digital capture revenue.

     The growth in speech revenue is attributed to growth and increased demand in all speech segments - enterprise, telephony, embedded, and dictation was primarily due to the acquisition of SpeechWorks, Locus Dialog, and Telelogue. For the three months ended June 30, 2004, the acquisitions contributed approximately $8.4 million in revenue, an increase of 48% over legacy ScanSoft speech solutions for enterprise, telephony and embedded markets. This increase was partially offset in comparison by a $2.7 million decrease in our legacy ScanSoft speech revenue. In addition, our dictation productivity applications decreased $1.3 million in the three months ended June 30, 2004, due entirely to the launch of Dragon Naturally Speaking v.7 in late Q1 and early Q2 of last year.

     For the six months ended June 30, 2004, the acquisitions contributed approximately $14.8 million in revenue, an increase of 26% over legacy ScanSoft speech solutions for enterprise, telephony and embedded markets. This increase was partially offset in comparison by a $5.1 million decrease in our legacy ScanSoft speech revenue and a $3.0 million decrease due to a large OEM transaction with one customer in March 2003, that was not repeated again in 2004. In addition, our dictation productivity applications decreased $0.7 million in the six months ended June 30, 2004, due entirely to the launch of Dragon Naturally Speaking v.7 in late Q1 and early Q2 of last year.

     The $3.4 million increase in our digital capture revenue for the three months ended June 30, 2004, was due primarily to an increase of $3.5 million, from our PDF Converter product line, which was launched in September 2003. We experienced an overall increase in our OCR product revenues of $1.4 million, which included a $2.1 million year-over-year increase within our OmniPage product line, as well as a $0.4 million increase in our Capture Development Kit products. This was offset partially by a $1.2 million decrease in our TextBridge product line as certain OEM partners migrate from TextBridge to OmniPage products. In addition, we experienced a decrease of $1.7 million year-over-year in our paper management revenue due to the launch of PaperPort 9.0 late in March 2003.

     The $4.8 million increase in our digital capture revenue for the six months ended June 30, 2004, was due primarily to an increase of $4.8 million, from our PDF Converter product line, which was launched in September 2003. We experienced an overall increase in our OCR product revenues of $2.7 million, which included a $3.4 million year-over-year increase within our OmniPage product line, as well as a $0.6 million increase in our Capture Development Kit products. This was offset partially by a $2.0 million decrease in our TextBridge product line as certain OEM partners migrate from TextBridge to OmniPage products. In addition, we experienced a decrease of $3.0 million year-over-year in our paper management revenue due to the launch of PaperPort 9.0 late in March 2003.

     The following table presents the breakdown of our product revenue by distribution channel:

                       THREE MONTHS           SIX MONTHS
                       ENDED JUNE 30,        ENDED JUNE 30,
                      ---------------       ---------------
                      2004       2003       2004       2003
                      ----       ----       ----       ----
     VAR/Retail ...    37%        38%        38%        38%
     Direct .......    16%        29%        17%        29%
     OEM ..........    47%        33%        45%        33%
                      ---        ---        ---        ---
                      100%       100%       100%       100%
                      ===        ===        ===        ===


     The increase in our OEM product revenues as a percentage of revenue, for the three and six months ended June 30, 2004 as compared to the same period 2003, was primarily due to the acquisitions of SpeechWorks and Locus Dialog. Additionally, the Direct channel decreased, as a percentage of product revenue, due to launches of both our Dragon Naturally Speaking v7.0 and PaperPort v9.0 in Q1 and Q2 of 2003, which are both distributed directly.

     Service Revenue

     Service revenue for the three months ended June 30, 2004 increased by $10.6 million from the comparable period in 2003. Previously, service revenue was immaterial, comprised of non-recurring engineering fees for speech and imaging applications. The substantial increase in service revenue from the comparable period 2003 is attributed to the formation of a professional services organization in conjunction with the acquisition of SpeechWorks, which was completed in August 2003. Additionally, we saw a $0.3 million increase in service revenue from our digital capture products, as well as a $0.4 million increase in service revenue from our dictation product lines.

     Service revenue for the six months ended June 30, 2004 increased by $19.6 million from the comparable period in 2003. Previously, service revenue was immaterial, comprised of non-recurring engineering fees for speech and imaging applications. The substantial increase in service revenue from the comparable period 2003 is attributed to the formation of a professional services organization in conjunction with the acquisition of SpeechWorks, which was completed in August 2003. Additionally, we recorded a $0.7 million increase in service revenue from our digital capture products, as well as a $0.5 million increase in service revenue from our dictation product lines.

     Cost of Product License Revenue

     Cost of product license revenue for the three months ended June 30, 2004 was $3.5 million, or 10.2%, of product license revenue, compared to $2.9 million, or 10.8%, for the comparable period in 2003. Cost of product license revenue for the six months ended June 30, 2004 was $7.0 million, or 10.4%, of product license revenue, compared to $6.2 million, or 11.5%, for the comparable period in 2003. The increase in cost of product license revenue in absolute dollars for these periods ended June 30, 2004 was directly attributable to the overall increase in our product license revenue. The decrease in cost of product license revenue as a percentage of revenue was due productivity gains in our manufacturing and fulfillment operations, as well as decreased customer service costs. For the remainder of 2004, we expect cost of product license revenue, as a percentage of revenue, to be consistent with the six months ended June 30, 2004.

     Cost of Professional Services Revenue

     As we continue to grow our professional services business, we expect the costs of professional service revenue to be more comparable to the three and six month periods ended June 30, 2004 versus the same periods ended June 30, 2003. Cost of professional services revenue for the three months ended June 30, 2004 was $7.9 million, or 69.4%, of professional services revenue, compared to $1.7 million, or 194%, for the comparable period in 2003. Cost of professional services revenue for the six months ended June 30, 2004 was $14.7 million, or 68.4%, of professional services revenue, compared to $2.7 million, or 144%, for the comparable period in 2003. The increase in cost of professional services revenue in absolute dollars for the three-month period ended June 30, 2004 was directly attributable to the increase in engineering costs related to professional services revenue resulting from the Philips and SpeechWorks acquisitions and increased technical support costs primarily related to the creation of a customer service department in Europe. We expect cost of revenues as a percentage of total revenues to increase slightly during the third quarter, as we increased professional services staffing to meet our solutions demand. But, we expect this ratio to decrease during the fourth quarter as a result of higher utilization of our new services personnel and anticipated increases in revenue during the fourth quarter.

     Cost of professional services-stock based compensation is related to the issuance of common stock to certain of our executives with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.

     Cost of Revenue from Amortization of Intangible Assets

     Cost of revenue from amortization of intangible assets for the three months ended June 30, 2004 was $2.8 million, or 6.1%, of total revenue, compared to $2.7 million, or 9.6%, for the comparable period in 2003. The increase in cost of revenue from amortization of intangible assets for the three months ended June 30, 2004 in absolute dollars is attributable to $0.2 million related to the SpeechWorks acquisition which was completed on August 11, 2003 and $0.1 million related to the LocusDialog acquisition which was completed on December 19, 2003, partially offset by $0.1 million of intangible assets that became fully amortized during fiscal year 2003.

     Cost of revenue from amortization of intangible assets for the six months ended June 30, 2004 was $5.6 million, or 6.3%, of total revenue, compared to $4.7 million, or 8.5%, for the comparable period in 2003. The increase in cost of revenue from amortization of intangible assets in absolute dollars is attributable to $0.5 million of amortization related to the exclusive worldwide license of certain desktop dictation products acquired on March 31, 2003, $0.1 million related to the Philips acquisition which was completed on January 30, 2003, $0.2 million related to the SpeechWorks acquisition which was completed on August 11, 2003 and $0.3 million related to the LocusDialog acquisition which was completed on December 19, 2003. This was partially offset by $0.1 million of intangible assets that became fully amortized during fiscal year 2003. During 2004, we expect cost of revenue from amortization of intangible assets to be approximately $11.0 million based on our current level of intangible assets.

     Research and Development Expense

     Research and development expense for the three months ended June 30, 2004 was $8.6 million, or 18.7%, of total revenue, compared to $8.4 million, or 30.1%, for the comparable period in 2003. The increase in research and development expenses for the three months ended June 30, 2004 in absolute dollars is due to increased costs of $0.8 million related to speech and language development efforts, partially offset by decreased costs of $0.6 million associated with imaging development efforts. The increase in speech and language development efforts is primarily related to increased headcount and related costs of approximately $1.1 million resulting from both the Philips and SpeechWorks acquisitions. The decrease in imaging related development efforts is primarily related to a reduction of headcount and related costs of approximately $0.6 million primarily resulting from the transfer of certain research and development activities from our corporate headquarters to Budapest during the three month period ended June 30, 2003.

     Research and development expense for the six months ended June 30, 2004 was $17.8 million, or 20.1%, of total revenue, compared to $15.5 million, or 27.9%, for the comparable period in 2003. The increase in research and development expenses for the six months ended June 30, 2004 is due to increased costs of $3.5 million related to speech and language development efforts, partially offset by decreased costs of $1.2 million associated with imaging development efforts. The increase in speech and language development efforts is primarily related to increased headcount and related costs of approximately $3.1 million resulting from both the Philips and SpeechWorks acquisitions. The decrease in imaging related development efforts is primarily related to a reduction of headcount and related costs of approximately $0.9 million primarily resulting from the transfer of certain research and development activities from our corporate headquarters to Budapest during the three month period ended June 30, 2003.

     While we will continue to invest significantly in research and development, we expect research and development expenses as a percentage of revenue to continue to decline during the second half of 2004 due to an increase in revenue. Research and development expenses-stock based compensation is related to the issuance of common stock to certain of our executives with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.

     Selling, General and Administrative Expense

     Selling, general and administrative expense for the three months ended June 30, 2004 was $21.6 million, or 46.8%, of total revenue, compared to $13.8 million, or 49.9%, for the comparable period in 2003. The increase in selling, general and administrative expense for the three months ended June 30, 2004 was the result of increased compensation costs of approximately $4.6 million resulting from the addition of sales and marketing and general and administrative employees primarily due to the fiscal year 2003 acquisitions. The remaining increase in selling, general and administrative expenses is due primarily to increased facilities charges of $1.2 million resulting from increased rent and related insurance expenses, increased professional fees of approximately $0.6 million, and travel expenses of $0.7 million for the three month period ended June 30, 2004.

     Selling, general and administrative expense for the six months ended June 30, 2004 was $43.3 million, or 48.7%, of total revenue, compared to $27.1 million, or 48.7%, for the comparable period in 2003. The increase in selling, general and administrative expense for the six months ended June 30, 2004 was the result of increased compensation costs of approximately $10.3 million resulting from the addition of sales and marketing employees and general and administrative employees primarily due to the fiscal year 2003 acquisitions. The remaining increase in selling, general and administrative expenses is due primarily to increased facilities charges of $2.8 million, resulting from increased rent and related insurance expenses, increased professional fees of approximately $1.0 million and travel expenses of $1.5 million. In addition, during the three months ended June 30, 2004 we incurred approximately $0.6 million related to compliance with recently issued regulatory requirements bringing the total six months costs to $0.7 million. We expect selling, general and administrative expenses in absolute dollars to remain consistent over the remainder of 2004 but decline as a percentage of revenue as revenue increases.

     Selling, general and administrative expenses-stock based compensation of approximately $0.4 million and $0.7 million for the three and six month periods ended June 30, 2004, is related to the issuance of common stock to certain of our executives with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.

     Amortization of Other Intangible Assets

     Amortization of other intangible assets for the three months ended June 30, 2004, was $0.6 million, or 1.4%, of total revenue, compared to $0.4 million, or 1.5%, for the comparable period in 2003. The increase in amortization of other intangible assets is attributable to $0.4 million related to the SpeechWorks acquisition which was completed on August 11, 2003, partially offset by $0.2 million of intangible assets that became fully amortized during fiscal year 2003.

     Amortization of other intangible assets for the six months ended June 30, 2004, was $1.3 million or 1.5% of total revenue, compared to $0.8 million or 1.4% for the comparable period in 2003. The increase in amortization of other intangible assets is attributable to $0.9 million related to the SpeechWorks acquisition which was completed on August 11, 2003, partially offset by $0.3 million of intangible assets that became fully amortized during fiscal year 2003. During 2004, we expect amortization of other intangible assets to be approximately $2.7 million based on our current level of intangible assets.

     Restructuring and Other Charges, Net

     During the six months ended June 30, 2004, we recorded a charge of $0.8 million related to separation agreements with two former members of our senior management team. Included in this amount are non-cash compensation charges of $0.4 million related to the acceleration of restricted common stock and stock options.

     During the three and six month period ended June 30, 2003, the Company committed to a plan to transfer certain research and development activities currently located at the corporate headquarters to Budapest resulting in the elimination of 21 employees. The Company recorded a restructuring charge in the amount of $0.4 million for severance payments to these employees. In addition, the Company recorded a charge in the amount of $0.4 million for severance payments to a former member of the senior management team.

     In connection with the Philips acquisition, we eliminated 25 ScanSoft personnel across all functional areas resulting in approximately $0.5 million in severance related restructuring costs in the three month period ended March 31, 2003.

     Income (Loss) from Operations

     As a result of the above factors, income from operations was $0.5 million for the three months ended June 30, 2004 or 1.0% of total revenue, compared to a loss of $(3.0) million or (10.6)% of revenue for the comparable period in 2003. Loss from operations was $(2.5) million for the six months ended June 30, 2004 or (2.9)% of total revenue, compared to $(2.8) million or (4.9)% of total revenue for the comparable period in 2002.

     Other Income (Expense), Net

     Interest income was $0.2 million and $0.1 million for the three months ended June 30, 2004 and 2003, respectively. Interest expense was $0.1 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively. Other expense of $0.3 million for the three months ended June 30, 2004 includes foreign currency losses of $0.1 million.

     Interest income was $0.3 million and $0.1 million for the six months ended June 30, 2004 and 2003, respectively. Interest expense was $0.2 million and $0.3 million for the six months ended June 30, 2004 and 2003, respectively. Other income of $0.2 million for the six months ended June 30, 2004 consists primarily of receipt of $0.6 million in settlements of a previously written off receivable balance related to the Philips and SpeechWorks acquisitions, partially offset by foreign currency losses.

     Income (Loss) Before Income Taxes

     Income before income taxes was $0.3 million for the three months ended June 30, 2004 or 0.6% of total revenue, compared with loss of ($2.6) million or (9.3%) for the comparable period in 2003.

     Loss before income taxes was ($2.2) million for the six months ended June 30, 2004 or (2.6%) of total revenue, compared with loss of ($2.4) million or (4.3%) for the comparable period in 2003.

     Income Taxes

     The provision for income taxes for the three months ended June 30, 2004 was $0.7 million, or 1.5%, of total revenue, compared to $0.4 million, or 1.3%, in the comparable period for 2003. The provision for income taxes consists primarily of foreign taxes relating to operations in Canada and Europe and deferred tax provisions of $0.2 million arising out of differences between tax and financial statement treatment of goodwill. The provision for income taxes for the six months ended June 30, 2004 was $1.0 million, or 1.1%, of total revenue, compared to $0.7 million, or 1.3%, in the comparable period for 2003. The provision for income taxes consists of foreign taxes of $0.5 million relating primarily to European operations, foreign withholding taxes of $0.1 million and deferred tax provisions of $0.4 million arising out of differences between the tax and financial statement treatment of goodwill.

     Net Income (Loss)

     As a result of all these factors, net loss totaled ($0.4) million or (0.9%) of total revenue for the three months ended June 30, 2004, compared with a loss of ($2.9) million or (10.6%) of total revenue for the comparable period in 2003. As a result of all these factors, net loss totaled ($3.2) million or (3.7%) of total revenue for the six months ended June 30, 2004, compared with a loss of ($3.1) million or (5.6%) of total revenue for the comparable period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, we had cash and cash equivalents of $22.6 million, $22.3 million of marketable securities and net working capital of $29.7 million as compared to $42.6 million in cash and cash equivalents and net working capital of $44.3 million at December 31, 2003.

     Net cash provided by operating activities for the six months ended June 30, 2004 was $2.9 million compared to $6.4 million for the comparable period in 2003. Cash provided by operations in the 2004 period came primarily from income from operations, after adjustments for non-cash amortization, depreciation and stock based compensation, significant collections of accounts receivable, offset by payments of an increase in prepaid expenses and payments of accrued expenses and a decrease in deferred revenue. Cash provided by operations in the 2003 period came primarily from income from operations, after adjustments for non-cash amortization and depreciation, a significant reduction in accounts receivable balances resulting from collections, and lower inventory balances partially offset by payments of accrued expenses, including those assumed in the Philips acquisition, and an increase in other current assets.

     Net cash used in investing activities for the six months ended June 30, 2004 was $24.7 million compared to cash used of $11.5 million for the comparable period in 2003. Net cash used in investing activities during 2004 consisted of $2.1 million in capital expenditures, $3.3 million of payments associated with acquisitions and the purchase of $22.7 million of marketable securities, partially offset by $3.1 million payment received due to a final purchase price adjustment related to the Philips acquisition and $0.3 related to the maturity of certain marketable securities. Net cash used in investing activities during the 2003 period consisted of $1.0 million in capital expenditures, which included costs to build-out facilities in both North America and Europe, $4.3 million of payments associated with acquisitions and $6.1 million of payments associated with an exclusive licensing agreement.

     Net cash provided by financing activities for the six months ended June 30, 2004 was $1.8 million compared to $3.8 million for the comparable period in 2003. Net cash provided by financing activities during 2004 consists of proceeds of $4.9 million from the issuance of common stock in connection with employee stock compensation plans and $0.6 million of proceeds form the issuance of common stock warrants. This was offset by a $0.4 million payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement, $2.8 million of payments associated with an exclusive licensing agreement and $0.5 million related to payments on outstanding equipment lines of credit. Net cash provided by financing activities during the six months ended June 30, 2003 consisted of proceeds of $1.2 million from the issuance of common stock in connection with employee stock compensation plans and net proceeds of $6.8 million, excluding offering costs of $1.3 million paid in the prior year, from the underwritten offering of our common stock. This was offset by a $0.8 million payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement, and the payment of the $3.3 million note payable related to the acquisition of Lernout & Hauspie assets during 2001.

     Although we generated $2.9 million and $5.2 million of cash from operations during the six month period ended June 30, 2004 and the fiscal year ended 2003, respectively, and exited the quarter with a cash and cash equivalents balance of $23.3 million and marketable securities of $21.7 million, there can be no assurance that we will be able to continue to generate cash from operations or secure additional equity or debt financing if required. The large increase in our cash and investment balances has come primarily from the SpeechWorks acquisition. In connection with the Philips Speech Processing Telephony and Voice Control Business Unit acquisition, we issued a $27.5 million, zero interest convertible debenture due January 2006. In connection with the SpeechWorks acquisition we acquired certain long-term lease obligations that begin to come due in the next 12-24 months. Additionally, in connection with the exclusive license agreement entered into on March 31, 2003, we made a payment of $2.8 million on April 5, 2004 and are required to make a final payment totaling $2.8 million on or before March 31, 2005. We have sustained recurring losses from operations in each reporting period through December 31, 2001. We have reported a net loss of $(3.2) million and $(5.5) million for the six month period ended June 30, 2004 and the fiscal year ended December 31, 2003, respectively. We had an accumulated deficit of $155.7 million at June 30, 2004. We believe that the actions taken in connection with our acquisitions, including restructuring actions and other cost reduction initiatives, have reduced operating expenses to levels which, in combination with expected future revenues, will continue to generate positive cash flow. Therefore, we believe that cash flows from future operations in addition to cash on hand, including our marketable securities and amounts available under our line of credit will be sufficient to meet our working capital, investing, financing and contractual obligations, including the debt obligation issued in connection with the Philips acquisition, and the lease obligations assumed in the SpeechWorks acquisition, as they become due for the foreseeable future.

     The following table outlines our contractual payment obligations as of June 30, 2004:

                                                          PAYMENTS DUE BY PERIOD
                                           -----------------------------------------------------
                                                                                          MORE
                                                       LESS THAN     2-3        4-5      THAN 5
CONTRACTUAL OBLIGATIONS                      TOTAL      1 YEAR      YEARS      YEARS      YEARS
-----------------------                    ---------   ---------  ---------   -------   --------
                                                                (IN THOUSANDS)
Convertible debenture                      $  27,524         --   $  27,524        --   $     --
Deferred payments for technology license       2,671      2,671          --        --         --
Operating leases                              32,823      4,644       7,931     5,050     15,198
Equipment line of credit                         788        603         185        --         --
Standby letters of credit                      1,438        344          46        46      1,002
Royalty commitments                              900        130         620        70         80
Purchase commitments                             975        975          --        --         --
Imputed interest                                 129        129          --        --         --
                                           ---------   --------   ---------   -------   --------
Total contractual cash obligations         $  67,248   $  9,496   $  36,306   $ 5,166   $ 16,280
                                           =========   ========   =========   =======   ========

     Through June 30, 2004, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

     On November 3, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 3.5 million euros of intercompany receivables from our Belgian subsidiary. The contract has a one year term that expires on November 1, 2004. For the six month period ended June 30, 2004, we recorded a net exchange rate gain of approximately $42,000 in other comprehensive income on the intercompany receivable and associated forward exchange contract. On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 7.5 million Singapore dollars of intercompany receivables from our Singapore subsidiary. The contract, as amended, expires on July 31, 2004. For the six month period ended June 30, 2004, we recorded a net exchange rate gain of approximately $0.1 million on the intercompany receivable and associated forward exchange contract.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-6, "Participating Securities and Two-Class Method under FASB Statement No 128, Earning Per Share." EITF No. 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.

The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earning to such a security. The consensus reached on EITF No. 03-6 is effective for fiscal periods beginning after March 31, 2004. Prior period earnings per share amounts should be restated to conform to the consensus to ensure comparability year over year. We have evaluated the impact, the adoption of EITF No. 03-6 would have on our results of operations and financial condition, and determined that as we are currently operating in a net loss position, the adoption of EITF No. 03-6 has no impact on our results of operations and financial position.

RISK FACTORS

     You should carefully consider the risks described below when evaluating our company and when deciding whether to invest in us. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations and financial situation. Our business, financial condition and results of operations could be seriously harmed if any of these risks actually occurs. As a result, the trading price of our common stock may decline and you can lose part or all of your investment in our common stock.

Risks Related to Our Business

     Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline. Our revenue and operating results have fluctuated in the past and, and we expect our revenue and operating results to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of our revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in our operating results include the following:

     -- slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

     --   volume, timing and fulfillment of customer orders;

     -- rapid shifts in demand for products given the highly cyclical nature of the retail software industry;

     -- the loss of, or a significant curtailment of, purchases by any one or more of our principal customers;

     -- concentration of operations with one manufacturing partner and ability to control expenses related to the manufacture, packaging and shipping of our boxed software products;

     -- customers delaying their purchase decisions in anticipation of new versions of products;

     --   introduction of new products by us or our competitors;

     -- seasonality in purchasing patterns of our customers, where purchases tend to slow in the third fiscal quarter;

     -- reduction in the prices of our products in response to competition or market conditions;

     --   returns and allowance charges in excess of recorded amounts;

     --   timing of significant marketing and sales promotions;

     -- write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

     -- increased expenditures incurred pursuing new product or market opportunities;

     -- inability to adjust our operating expenses to compensate for shortfalls in revenue against forecast; and

     --   general economic trends as they affect retail and corporate sales.

     Due to the foregoing factors, among others, our revenue and operating results are difficult to forecast. Our expense levels are based in significant part on our expectations of future revenue, and we may not be able to reduce our expenses quickly to respond to a shortfall in projected revenue. Therefore, our failure to meet revenue expectations would seriously harm our operating results, financial condition and cash flows.

     We have a history of operating losses, and we may incur losses in the future, which may require us to raise additional capital on unfavorable terms. We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported a net loss of $(3.2) million and $(5.5) million for the six-month period ended June 30, 2004 and the fiscal year ended December 31, 2003, respectively. We had an accumulated deficit of $155.7 million at June 30, 2004. If we are unable to regain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

     Our business could be harmed if we do not successfully manage the integration of the businesses that we acquire. As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. Our acquisition of the speech and language technology operations of Lernout & Hauspie Speech Products N.V. and certain of its affiliates, including L&H Holdings USA, Inc. (collectively, L&H), our acquisition of the Speech Processing Telephony and Voice Control business units from Philips, our acquisition of SpeechWorks International, Inc. and our acquisition of LocusDialog, Inc. required substantial integration and management efforts. Our recently completed acquisition of Telelogue, Inc. will likely pose similar challenges. Acquisitions of this nature involve a number of risks, including:

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

     Our operating results could be adversely affected as a result of purchase accounting treatment, and the corresponding impact of amortization of other intangibles, relating to our acquisitions completed during 2003 and 2004. Under accounting principles generally accepted in the United States of America, we have accounted for our acquisitions using the purchase method of accounting. Under purchase accounting, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill is not subject to amortization but is subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. As a result of this future amortization, purchase accounting treatment of these acquisitions could decrease our net income in the foreseeable future, which could have a material and adverse effect on the market value of our common stock.

     Acquisitions may cause dilution to our existing stockholders or require us to use or raise additional cash. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions that would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. From time to time, we have also used cash or issued debt instruments as transaction consideration. These debt instruments typically contain various restrictions and covenants relating to our ability to operate our business. We may incur debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business.

     A large portion of our product revenue is dependent on continued demand for our products from OEM partners, and a significant reduction in OEM revenue would seriously harm our business, results of operations, financial condition and stock price. Many of our technologies are licensed to partners that incorporate our technologies into solutions that they sell to their customers. These types of partners are knows as OEM partners. OEM revenue represented 44% and 57% of our consolidated revenue for the year ended December 31, 2003 and for the six months ended June 30, 2004, respectively. The commercial success of our licensed products depends to a substantial degree on the efforts of these OEM partners in developing and marketing their products incorporating our technologies. The integration of our technologies into their products takes significant time, effort and investment, and products incorporating our technologies may not be successfully implemented or marketed by our OEM partners. If our OEM partners do not adequately incorporate our technologies into their products, or if our OEM partners do not generate significant sales from products that incorporate our technologies, our revenues and results of operations will be adversely affected. Moreover, a select few of our OEM partners account for a majority of our OEM revenues. Since these partners are not required to continue to bundle or embed our software, and they may choose the software products of our competitors in addition to, or in place of, our products, the loss of any of these significant OEM partners as a customer would seriously harm our business, results of operations, financial condition and our stock price.

     Sales of our document and PDF conversion products and our digital paper management products represented approximately 40% and 32%, of our revenue for the year ended December 31, 2003 and for the six month period ended June 30, 2004, respectively, and any reduction in revenue from these product areas could seriously harm our business. Historically, a small number of product areas have generated a substantial portion of our revenues. For the year ended December 31, 2003, our document and PDF conversion products represented approximately 26% of our revenue and our digital paper management products represented approximately 14% of our revenue. For the six months ended June 30, 2004, our document and PDF conversion products represented approximately 20% of our revenue and our digital paper management products represented approximately 12% of our revenue. A significant reduction in the revenue contribution in absolute dollars from these product areas could seriously harm our business, results of operations, financial condition, cash flows and stock price.

     We rely on a small number of distribution and fulfillment partners, including 1450, Digital River, Ingram Micro and Tech Data, to distribute many of our products, and any adverse change in our relationship with such partners may adversely impact our ability to deliver products. Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River, Ingram Micro and Tech Data to serve this network of channel partners. For the six month period ended June 30, 2004, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 14% and 8% of our consolidated revenue, respectively. For the year ended December 31, 2003, Ingram Micro and Digital River, accounted for 16% and 13% of our consolidated revenue, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our ability to deliver products, and hence our results of operations in the short term. Any prolonged disruption for which we are unable to arrange alternative fulfillment capabilities could have a more sustained adverse impact on our results of operations.

     A significant portion of our accounts receivable is concentrated among our largest customers, and non-payment by any of them will adversely affect our financial condition. Although we perform ongoing credit evaluations of our distribution and fulfillment partners' financial condition and maintain reserves for potential credit losses, we do not require collateral or other form of security from our major customers to secure payment. While, to date, losses due to non-payment from customers have been within our expectations, we cannot assure you that instances or extent of non-payment will not increase in the future. At June 30, 2004, Ingram Micro, Tech Data and Digital River represented 13%, 3% and 4%, of our net accounts receivable, respectively. At December 31, 2003, Ingram Micro, Tech Data and Digital River represented 20%, 5% and 5%, of our net accounts receivable, respectively. If these or any of our other significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

     Speech technologies may not achieve widespread acceptance by businesses, which could limit our ability to grow our speech business. We have invested and expect to continue to invest heavily in the acquisition, development and marketing of speech technologies. The market for speech technologies is relatively new and rapidly evolving. Our ability to increase revenue in the future depends in large measure on acceptance of speech technologies in general and our products in particular. The continued development of the market for our current and future speech solutions will also depend on the following factors:

     --   consumer demand for speech-enabled applications;

     -- development by third-party vendors of applications using speech technologies; and

     --   continuous improvement in speech technology.

     Sales of our speech products would be harmed if the market for speech software does not continue to develop or develops more slowly than we expect, and, consequently, our business could be harmed and we may not recover the costs associated with our investment in our speech technologies.

     The markets in which we operate are highly competitive and rapidly changing, and we may be unable to compete successfully. There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Within digital capture, we compete directly with ABBYY, I.R.I.S. and NewSoft. Within speech, we compete with AT&T, Fonix, IBM, Nuance Communications and Rhetorical. Vendors such as Adobe and Microsoft offer solutions that can be considered alternatives to some of our solutions. In addition, a number of smaller companies produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

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

     Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological advancements. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, or if we are unable to realize synergies among our acquired products and technologies, our business will suffer.

     The failure to successfully implement, upgrade and deploy in a timely and effective manner new information systems and upgrades of our finance and accounting systems to address certain issues identified in connection with our fiscal 2003 year-end audit could harm our business. In connection with its audit of our 2003 consolidated financial statements, PricewaterhouseCoopers LLP ("PwC"), our independent auditors, advised in a management letter to our Audit Committee of four conditions that could adversely affect our ability to initiate, record, process and report financial data consistent with management's assertions. These conditions include the fact that we may lack the necessary corporate accounting resources to meet the accelerated filing deadline requirements in 2004 mandated by the SEC, while at the same time staffing the demands of our worldwide Oracle implementation and Sarbanes-Oxley requirements. Another condition cited is that we have a dependence on key personnel in our finance and accounting organization, the loss of whom could impair our ability to perform timely financial reporting, especially prior to the completion of our worldwide Oracle implementation and our readiness efforts related to our obligations under
Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we discuss the other two conditions raised by PwC later in this document under Item 4. Controls and Procedures.

     From 1997 through June 30, 2004, we have made eight significant business acquisitions. As a result, we continue to have several financial systems in use. The incompatibility between these systems requires significant manual efforts within finance and accounting to complete our financial reporting. Therefore, substantial knowledge of our policies and procedures and the process for initiating, recording, processing, summarizing and reporting financial information is resident in the knowledge of personnel involved in the financial reporting process.

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

     Our results could be harmed by economic, political, regulatory and other risks associated with these and other international regions. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. Reported international revenue for the year ended December 31, 2003 and the six-month period ended June 30, 2004 represented 28% and 29% of our consolidated revenue for those periods, respectively. Most of these international revenues are generated by sales in Europe and Asia. A number of our OEM partners distribute their products throughout the world and do not provide us with the geographical dispersion of their products. However, based on an estimate that factors our OEM partners' geographical revenue mix to our revenue generated from these OEM partners, international revenue would have represented approximately 35% and 32% of our consolidated revenue for the year ended December 31, 2003 and the six month period ended June 30, 2004, respectively. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our digital capture research and development is conducted in Hungary. In connection with the Philips acquisition, we have added an additional research and development location in Germany, and in connection with the acquisition of Locus Dialog, we have added an additional research and development location in Montreal, Canada. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

     -- changes in a specific country's or region's political or economic conditions;

     -- trade protection measures and import or export licensing requirements imposed by the United States or by other countries;

     --   compliance with foreign and domestic laws and regulations;

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND TECHNOLOGY.

     Unauthorized use of our proprietary technology and intellectual property will adversely affect our business and results of operations. Our success and competitive position depend in large part on our ability to obtain and maintain intellectual property rights protecting our products and services. We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. Unauthorized parties may attempt to copy aspects of our products or to obtain, license, sell or otherwise use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to ours and that do not infringe our rights. In these cases, we would be unable to prevent our competitors from selling or licensing these similar or superior technologies. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management efforts.

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

     On August 5, 2004, Compression Labs, Inc. filed an action against us in the United States District Court for the Eastern District of Texas for patent infringement. In the lawsuit, Compression Labs alleges that we are infringing United States Patent No. 4,698,672 entitled "Coding System for Reducing Redundancy." We have not yet evaluated the merits of this lawsuit.

     On April 23, 2004, Millennium L.P. filed an action against us in the United States District Court for the Southern District of New York claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Millennium alleges that we are infringing United States Patent No. 5,258,855 entitled "Information Processing Methodology"; No. 5,369,508 entitled "Information Processing Methodology"; No. 5,625,465 entitled "Information Processing Methodology"; No. 5,768,416 entitled "Information Processing Methodology"; and No. 6,094,505 entitled "Information Processing Methodology." We believe this claim has no merit, and we intend to defend the action vigorously.

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

     We believe that the final outcome of the current litigation matters described above will not have a significant adverse effect on our financial position and results of operations. However, even if our defense is successful, the litigation could require significant management time and could be costly. Should we not prevail in these litigation matters, we may be unable to sell and/or license certain of our technologies we consider to be proprietary, and our operating results, financial position and cash flows could be adversely impacted.

     Our software products may have bugs, which could result in delayed or lost revenue, expensive correction, liability to our clients and claims against us. Complex software products such as ours may contain errors, defects or bugs. Defects in the solutions or products that we develop and sell to our customers could require expensive corrections and result in delayed or lost revenue, adverse client reaction and negative publicity about us or our products and services. Customers who are not satisfied with any of our products may also bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm our reputation, financial results and competitive position.

RISKS RELATED TO OUR CORPORATE STRUCTURE AND ORGANIZATION AND OUR COMMON STOCK.

     The holdings of our two largest stockholders may enable them to influence matters requiring stockholder approval. On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. As of June 30, 2004, Warburg Pincus beneficially owned approximately 11.2% of our outstanding common stock, including warrants exercisable for up to 3,025,732 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. The State of Wisconsin Investment Board (SWIB) is our second largest stockholder, owning approximately 9.2% of our common stock as of June 30, 2004. Because of their large holdings of our capital stock relative to other stockholders, Warburg and SWIB, acting individually or together, have a strong influence over matters requiring approval by our stockholders.

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

     We have implemented anti-takeover provisions, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders. Provisions of our certificate of incorporation, bylaws and Delaware law, as well as other organizational documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

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

     The Company invests in certain debt securities classified as available-for-sale. These securities are subject to market risk and their fair values could decline over time.

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

     On November 3, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 3.5 million euros of inter-company receivables from our Belgian subsidiary to the United States. The contract has a one-year term that expires on November 1, 2004. On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 7.5 million Singapore dollars of inter-company receivables from our Singapore subsidiary to the United States. The contract, as amended, expired on July 31, 2004.

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

     In connection with their audit of our 2003 consolidated financial statements, PricewaterhouseCoopers LLP ("PwC"), our independent auditors, advised in a management letter to management and our Audit Committee of four conditions that could adversely affect our ability to initiate, record, process and report financial data consistent with management's assertions. These conditions include, in summary: (i) our significant accounting transactions, including related judgments and estimates, may not be supported by a sufficiently formal process or sufficiently comprehensive documentation; and
(ii) we had insufficiently documented our estimate of returns from second-tier resellers. In addition, we have earlier in this document discussed the other two conditions raised by PwC. (see page 32).

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2004, the Company held its Annual Meeting of Stockholders. At such meeting the following actions were voted upon:

     (a) To elect a Board of eight (8) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified:

                    DIRECTOR                VOTES FOR     WITHHELD
              --------------------------- ------------  ----------
              Paul A. Ricci                84,547,395    9,857,006
              Mark B. Myers                84,988,758    9,415,643
              Katharine A. Martin          84,622,225    9,782,176
              Robert G. Teresi             84,162,162   10,242,239
              Robert J. Frankenberg        84,082,292   10,322,109
              Robert M. Finch              85,044,959    9,359,442
              John C. Freker, Jr.          83,675,753   10,728,648
              William H. Janeway           85,104,444    9,299,957

     (b) To amend our Certificate of Incorporation to increase authorized shares of common stock to 280,000,000:

                 VOTES FOR        VOTES AGAINST     ABSTAINED
              ---------------   -----------------  -----------
                85,484,671          8,746,935        172,795

       (c) To approve the Amended and Restated 2000 Stock Option Plan to increase shares reserved thereunder to 7,250,000:

                VOTES FOR     VOTES AGAINST    ABSTAINED    BROKER NON-VOTES
              -------------  ---------------  -----------  -------------------
               55,824,547       8,638,887       96,225         29,844,742

     (d) To amend our 1995 Employee Stock Purchase Plan to increase shares reserved thereunder to 2,500,000:

                 VOTES FOR    VOTES AGAINST    ABSTAINED     BROKER NON-VOTES
              -------------  ---------------  -----------   ------------------
                59,839,237      4,631,019       89,403          29,844,742

     (e) To ratify the appointment of PricewaterhouseCoopers LLP as the independent public accountants for the period ending December 31, 2004.

                VOTES FOR     VOTES AGAINST     ABSTAINED
              ------------   ---------------   -----------
               92,755,237       1,586,990        62,174

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

(b) Reports on Form 8-K

     On June 30, 2004, ScanSoft filed a report on Form 8-K reporting under Item 2 the acquisition of Telelogue, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on August 9, 2004.


                                             SCANSOFT, INC.

                                             By: /s/ David A. Gerth
                                                --------------------------------
                                                David A. Gerth
                                                Chief Financial Officer

                                     EXHIBIT
                                      INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------   ----------------------------------------------------------------------

 2.1* Agreement and Plan of Merger, dated as of May 4, 2004, as amended on May 28, 2004, by and among ScanSoft, Inc., Tennis Acquisition Corporation, Telelogue, Inc., Pequot Venture Partners II, L.P., PVP II Telelogue Prom Note 2 Grantor Trust, Palisade Private Partnership II, L.P., and NJTC Venture Fund SBIC LP, Martin Hale as stockholder representative and U.S. Bank National Association as escrow agent.

 3.1 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant

10.1** Employment Agreement, dated March 9, 2004, by and between the Registrant and John Shagoury.

10.2** Letter, dated May 23, 2003, from the Registrant to Steven Chambers regarding certain employment matters.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1      Certification Pursuant to 18 U.S.C. Section 1350.

* Incorporated by reference from the Registrant's Form 8-K, filed with the Commission on June 30, 2004.

** Denotes Management compensatory plan or arrangement.