Form 10-KT
period 2004-09-30
SCANSOFT INC
filed 2005-01-06
CIK 1002517

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/T

(Mark One)
   [ ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
   [X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM JANUARY 1, 2004 TO SEPTEMBER
           30, 2004

                         COMMISSION FILE NUMBER 0-27038
                                 SCANSOFT, INC.
             (Exact name of Registrant as Specified in its Charter)

                     DELAWARE                                           94-3156479
             (State of Incorporation)                      (I.R.S. Employer Identification No.)

                9 CENTENNIAL DRIVE
           PEABODY, MASSACHUSETTS 01960                               (978) 977-2000
     (Address of Principal Executive Offices,                 (Registrant's Telephone Number,
                Including Zip Code)                                Including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                        PREFERRED SHARE PURCHASE RIGHTS

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/T or any amendment to this Form 10-K/T. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $341,451,698 based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     The number of shares of the Registrant's Common Stock, outstanding as of December 31, 2004, was 106,249,600.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Registrant's 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/T.

                                 SCANSOFT, INC.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
  Item 1.        BUSINESS....................................................    1
  Item 2.        PROPERTIES..................................................   10
  Item 3.        LEGAL PROCEEDINGS...........................................   11
  Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12
PART II
  Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                 STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                 SECURITIES..................................................   12
  Item 6.        SELECTED FINANCIAL DATA.....................................   13
  Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS...................................   15
  Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK........................................................   38
  Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   39
  Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE....................................   89
  Item 9A.       CONTROLS AND PROCEDURES.....................................   89
  Item 9B.       OTHER INFORMATION...........................................   90
PART III
  Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   91
  Item 11.       EXECUTIVE COMPENSATION......................................   91
  Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................   91
  Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   91
  Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES......................   91
PART IV
  Item 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..................   92

                           FORWARD LOOKING STATEMENTS

     THIS TRANSITION REPORT ON FORM 10-K/T CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT, IF THEY NEVER MATERIALIZE OR IF THEY PROVE INCORRECT, COULD CAUSE OUR RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE STATEMENTS THAT COULD BE DEEMED FORWARD-LOOKING, INCLUDING STATEMENTS PERTAINING TO: OUR REVENUE, EARNINGS, CASH FLOW AND LIQUIDITY; OUR STRATEGY RELATING TO SPEECH AND IMAGING TECHNOLOGIES; THE POTENTIAL OF FUTURE PRODUCT RELEASES; OUR PRODUCT DEVELOPMENT PLANS AND INVESTMENTS IN RESEARCH AND DEVELOPMENT; FUTURE ACQUISITIONS; INTERNATIONAL OPERATIONS AND LOCALIZED VERSIONS OF OUR PRODUCTS; OUR CONTRACTUAL COMMITMENTS; OUR 2005 REVENUE EXPECTATIONS AND LEGAL PROCEEDINGS AND LITIGATION MATTERS. YOU CAN IDENTIFY THESE AND OTHER FORWARD-LOOKING STATEMENTS BY THE USE OF WORDS SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "INTENDS," "POTENTIAL," "CONTINUE" OR THE NEGATIVE OF SUCH TERMS, OR OTHER COMPARABLE TERMINOLOGY. FORWARD-LOOKING STATEMENTS ALSO INCLUDE THE ASSUMPTIONS UNDERLYING OR RELATING TO ANY OF THE FOREGOING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH IN THIS ANNUAL REPORT UNDER THE HEADING "RISK FACTORS." ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF. WE WILL NOT UNDERTAKE AND SPECIFICALLY DECLINE ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

                                  INTRODUCTION

     ScanSoft, Inc. ("ScanSoft") offers businesses and consumers market-leading speech and imaging solutions that facilitate the way people access, share, manage and use information in business and in daily life. We market and distribute our products indirectly through a global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; and directly to businesses and consumers through a dedicated direct sales force and our e-commerce website (www.scansoft.com). The value of our solutions is best realized in vertical markets that are information and process intensive, such as healthcare, telecommunications, financial services, legal and government.

     ScanSoft was incorporated in 1992 as Visioneer. In 1999, we changed our name to ScanSoft, Inc. and ticker symbol to SSFT. Our corporate headquarters and executive offices are located at 9 Centennial Drive, Peabody, Massachusetts 01960. Our telephone number is 978-977-2000. We have approximately 25 regional sales and research and development (R&D) offices throughout North America, Europe and Asia. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements relating to our annual meetings of stockholders, Current Reports on Form 8-K and amendments to these reports are available free of charge on our website (www.scansoft.com), as well as from the SEC website at www.sec.gov.

     On October 23, 2004, ScanSoft's Board of Directors approved a change in ScanSoft's fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in this Form 10-K/T to the period ended September 30, 2004 refer to the nine months ended September 30, 2004. References to fiscal 2005, refers to the period beginning on October 1, 2004 and ending on September 30, 2005.

MARKET OPPORTUNITY

     In the past decade, information has become an increasingly important source of capital for businesses and enterprises, and the speed and sophistication of information exchange is often a defining characteristic of the most successful entities worldwide. Many organizations define their strategy, assess their ability to compete and manage their customer relationships based on the quality, diversity and availability of their information products, services and resources. The medium and optimal format for vital business information is wide and varied, ranging from paper, electronic files and Web content to the spoken word in multiple languages and in multiple locations.

     Confronted by exponentially increasing information through more and more channels, consumers and business personnel employ a variety of resources for retrieving information, conducting transactions and performing their jobs. The Internet and related corporate infrastructure have emerged as a powerful global communications network and channel for business. These electronic systems have fundamentally changed the way organizations and consumers obtain information, communicate, purchase goods and conduct business.

     Businesses around the world share a common motivation to improve operating efficiency and enhance customer service. Customer satisfaction, employee productivity and company operating results can often be linked to an organization's ability to effectively manage, utilize and communicate information.

     We believe there is a significant opportunity for our solutions to help simplify the way people access, share, manage and use information in business and in daily life. Our strategy is to deliver premier, comprehensive technologies and services as an independent application (software) or as part of a larger integrated system in two areas -- speech and imaging. Our speech technologies enable voice-activated services over a telephone, transform speech into written word, and permit the control of devices and applications by simply speaking. Our imaging solutions eliminate the need to manually reproduce documents, automate the integration of documents into business systems, and enable the use of electronic documents and forms within XML, Internet, mobile and other business applications. Our software is delivered as part of a larger integrated system, such as systems for customer service call centers, or as an independent application, such as dictation, document conversion or PDF, navigation systems in automobiles or digital copiers on a network. Our products and technologies deliver a measurable return on investment to our customers.

BACKGROUND

     From our founding in 1992 until December 2001, we focused exclusively on delivering imaging solutions that simplified converting and managing information as it moved from paper formats to electronic systems. On March 13, 2000, we merged with Caere Corporation, a California-based digital imaging software company, to expand our applications for document and electronic forms conversion. In December 2001, we entered the speech market through the acquisition of the Speech & Language Technology Business from Lernout & Hauspie. We believed speech solutions were a natural complement to our imaging solutions as they serve similar vertical markets with information intensive requirements. We continue to execute against our strategy of being the market leader in speech and imaging through the organic growth of our business as well as through strategic acquisitions. Since the beginning of 2003, we have completed a number of acquisitions, including:

     - On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units ("Philips") to expand our solutions for speech in call centers and within automobiles and mobile devices.

     - On August 11, 2003, we acquired SpeechWorks International, Inc. ("SpeechWorks") to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

     - On December 19, 2003, we acquired LocusDialog, Inc. ("LocusDialog") to expand our speech application portfolio with automated attendant solutions for business.

     - On June 15, 2004, we acquired Telelogue, Inc. ("Telelogue") to enhance our automated directory assistance solutions.

     - On September 16, 2004, we acquired Brand & Groeber Communications GbR ("B&G") to enhance our embedded speech solutions, which will make mobile phones accessible to the visually impaired using ScanSoft's text-to-speech technology.

     - On December 6, 2004, we acquired Rhetorical Systems, Inc. ("Rhetorical") to complement our text-to-speech solutions and add capabilities for creating custom voices.

     Subsequent to September 30, 2004, we also announced agreements to acquire ART Advanced Recognition Technologies, Inc. ("ART") to expand our portfolio of embedded speech solutions and Phonetic Systems Ltd. ("Phonetic") to complement our position in automated directory assistance and enterprise speech applications. We anticipate closing both of these transactions during the quarter ended March 31, 2005.

     Our focus on providing market leading solutions that enable the capture and conversion of information and the automation of systems requires a broad set of technologies and channel capabilities. We have made and expect to continue to make acquisitions of other companies, businesses and technologies to complement our internal investments in these areas. We have a team that focuses on evaluating market needs and potential acquisitions to fulfill them. In addition, we have a disciplined methodology for integrating acquired companies and businesses after the transaction is complete.

OUR MARKETS AND SOLUTIONS

     We are a leading provider of software and services that allow users to incorporate speech, images and documents in digital applications, systems and devices. Our products and technologies automate manual processes and help enterprises, professionals and consumers increase productivity, reduce costs and save time. We deliver premier, comprehensive technologies and services in two markets: speech and imaging.

  OVERVIEW OF SPEECH MARKET

     ScanSoft delivers field-proven speech solutions that use the human voice to interact with information systems and devices. Today, thousands of companies and millions of users depend on ScanSoft solutions to deliver vital business information and simplify everyday tasks. With our solutions, people can direct calls, obtain information, conduct transactions and control devices by simply using their voice.

     ScanSoft is working toward our vision of the future where natural conversations are the preferred way people interact with automated systems and devices. To achieve this, we are investing in technologies and solutions which enable conversational, speech-based applications to become more dynamic, sound more natural and perform tasks on multiple devices that adapt to personal preferences. We are investing in three speech areas -- network speech, embedded speech and dictation.

     Network Speech. Organizations are looking for ways to improve the quality of the customer care that they deliver, while reducing the associated costs. They seek to automate revenue-generating transactions requiring immediate delivery of goods and services. They also demand solutions that efficiently and effectively connect a mobile workforce with real-time enterprise information, including customer data, email and schedules.

     Our network speech solutions, comprising automatic speech recognition and text-to-speech technologies and applications that reside on a company's network or server-based resources, can be used to implement applications that achieve these goals. We are a leading provider of software products and professional services that enable enterprises, telecommunications companies and government organizations to offer automated, speech-activated services over any telephone. Our network-based speech solutions allow users to direct their own calls, obtain information and conduct transactions by simply speaking naturally over any telephone. Our network-based text-to-speech solutions deliver natural sounding results by using segments of real human speech, thereby increasing listener satisfaction especially in the delivery of multiple phrases and sentences.

Our solutions adhere to global industry standards and we provide speech technologies and services in more languages than any other vendor.

     Our solutions are used within a wide range of applications, across many customer-service intensive industries including financial services, telecommunications, utilities, government, travel and entertainment. Our network-based speech software is used in applications such as call centers, unified messaging systems, and voice portals that deliver enhanced information services ranging from advanced call routing, and transaction information (order placement, status) to customer service information and access to sports scores, news and stock quotes. In addition, we offer packaged solutions for applications that are common across a large set of customers and vertical markets. Currently, we offer packaged applications for directory assistance, corporate voice dialing and natural language routing for global telecommunication firms. We also offer applications designed to serve specific verticals, including the healthcare, utilities and insurance industries.

     We license our network speech products to businesses as well as systems integrators, technology providers and telecommunications companies that in turn sell an integrated solution to businesses and end-users. We license our text-to-speech solutions to developers of telephony applications, including Avaya, Cisco, Genesys, Intervoice and Nortel, which integrate our solutions into hardware and software platforms.

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

     Embedded Speech. Automotive, mobile communications, consumer electronics and computer game manufacturers and their suppliers are accelerating the development of products that require enhanced voice control capabilities. In addition, a growing number of independent software and hardware vendors are incorporating voice control into multimedia applications and devices that allow users to interact with these systems by speaking.

     Our embedded speech solutions add voice control capabilities to applications integrated on a variety of automobiles and devices, such as mobile phones, PDAs, consumer electronics and navigation systems. This technology identifies specific words and phrases at any moment in time, converting spoken words into instructions that control functions within applications. Our solutions support dynamic vocabularies and have sophisticated noise management capabilities that ensure accuracy, even at high vehicle speeds. Our products scale to meet the size and accuracy requirements for automotive and navigation systems and offer rapid application development tools, extensive compatibility with hardware and operating systems and support for up to 18 languages. We include toolkits with our software that help developers add our technologies to applications such as navigation systems, hands-free cell phone devices and voice-activated controls in an automobile.

     Our embedded speech solutions are used by tier-one automobile, cell phone, entertainment and aftermarket system manufacturers, including Bosch-Blaupunkt, Delphi, Microsoft, Motorola, Nokia, Pioneer and Sony. These technologies are included as part of a larger system, application or solution that is designed, manufactured and sold by our customers. These customers include handset and other device manufacturers and tier-one suppliers, companies whose size and importance qualifies them to be direct suppliers to the major automotive manufacturers, and in-dash radio, navigation system and other electronic device manufacturers, also known as aftermarket systems providers.

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

     Our speech recognition and dictation solutions, the Dragon NaturallySpeaking family of products, increase productivity in the workplace by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. Our solutions allow users to automatically convert speech into text at up to 160 words-per-minute, much faster than most people can type. Our software supports a vocabulary of more than 300,000 words that can be expanded by users to include specialized words and phrases. Our software is designed to adapt to individual voice patterns and accents and is highly accurate, able to achieve accuracy rates of approximately 99%, with the ability to achieve still greater accuracy with frequent use. Our software supports multiple languages, including Dutch, French, German, Italian, Japanese, Spanish, Swedish, and U.S./U.K. English.

     Our solutions are valuable within enterprises and workgroups for a number of reasons. Our software can operate within a distributed network environment, where speaker profiles can be stored on a server and accessed from any networked computer. Our solutions can also speech-enable existing business systems and applications, including Microsoft Office, customer service and practice management applications. Our software allows a user to interact with a computer completely by voice, increasing the productivity of disabled workers and those suffering from repetitive stress injury. Our solutions can also help government agencies address accessibility mandates, such as those described in Section 508 of the U.S. Government Rehabilitation Act. We also deliver versions of our products that are specialized for the medical and legal markets.

     We offer a range of desktop and server solutions, each with features that match a specific customer target. Our solutions are also used in enterprises and workgroups, particularly in the medical, legal, government, finance and education sectors. The Dragon NaturallySpeaking family of products includes our legal vocabulary and 14 medical vocabularies; supports the creation of custom vocabularies; and delivers capabilities that allow a user to access the application from within distributed care provider facilities. A growing number of healthcare vendors and integrators, including Agfa, Cerner CoPath, Dictaphone, IDX and SoftMed Systems, have joined with ScanSoft to speech-enable their healthcare solutions.

     Our software is available in eight languages. We utilize a combination of our global reseller network and direct sales to distribute our speech recognition and dictation products. We believe we gain a competitive advantage through our established value-added reseller community, which provide local sales, integration, training and support services to our professional end-user customers. We also license our dictation software to companies such as Corel, Panasonic, and Sony, which bundle our solutions with some of their products.

  OVERVIEW OF IMAGING MARKET

     The Internet has changed many things, including the way people create and share information. The ease and popularity of email has reduced people's dependency on fax machines and postal service, while magazines and newspapers now deliver as much information through Web-based material as they do in print. Almost every office worker and many consumers at home use a computer, and a vast majority of those are connected to the Internet or a network. Despite advances in technology and networks, businesses are still confronted with productivity challenges associated with creating, sharing and working with documents

     We believe there is a market opportunity for software solutions that maximize value and efficiency for information and documents processes. Our imaging solutions simplify the way businesses and consumers create, access and share documents.

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

     Our solutions help businesses save time and money by automatically converting paper documents and PDF files into editable and usable business documents. Our Optical Character Recognition ("OCR") software, the OmniPage product family, delivers highly accurate document and PDF conversion, replacing the need to manually re-create documents. Our software preserves document formatting and provides editing capabilities that re-create the complex components in a typical document, including formatted text, columns, graphics, tables and spreadsheets. Our products can be used with existing business applications and enable the distribution and publishing of documents to email, Internet and mobile applications using standard file formats, including XML, HTML, PDF and Open eBook.

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

     Our solutions are used in professional office settings, particularly in the government, legal, finance and education sectors. Our software is available in 11 languages. We utilize a combination of our global reseller network and direct sales to distribute our document and PDF conversion products. We license our software to companies such as Brother, Dell, HP, Konica and Xerox, which bundle our solutions with multifunction devices, digital copiers, printers and scanners. In 2003, we introduced PDF Converter, a new product that converts PDF files into fully formatted Microsoft Word documents. Developed in collaboration with Microsoft Corporation, PDF Converter eliminates the need to manually create PDF content in Microsoft Word, and enables the editing of content in the PDF format. In 2004, we introduced PDF Create!, which enables users to create PDF from virtually any Windows based application. By enabling the conversion between two popular document formats -- PDF and Microsoft Word -- we enhance access to content within documents and lower the costs associated with converting documents. Our PDF solutions also provide a cost-effective alternative to those offered by Adobe Systems.

     We also license software development toolkits to independent software vendors, integrators and in-house developers to add document and PDF conversion capabilities to their applications. Our independent software vendor customers include vendors, such as Canon, Captiva, Kofax, Sharp and Verity. Our technology is also used within high-end enterprise systems from vendors such as Kofax and Lockheed Martin.

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

     Our digital paper management solutions, the PaperPort product family, convert paper into digital documents that can be easily archived, retrieved and shared. Our software can be used in conjunction with network scanning devices to preserve an image of a document exactly as it appears on paper. Our software automatically indexes the scanned image, so that it can be stored together with other digital documents on a desktop, over a network or within an enterprise content management system. In a single search, users can quickly find scanned documents and existing digital files that match the search criteria.

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

OUR COMPETITIVE STRENGTHS

     Core Technology Assets. In recent years, we have developed and acquired extensive technology assets, intellectual property and industry expertise in speech and imaging. Our technologies are based on complex mathematical formulas, which require extensive linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities. We continue to invest in the advancement of our technologies to maintain our market leading position and to develop new applications. As of September 30, 2004, we had 309 full-time employees in research and development, and our technologies were covered by more than 650 patents and patent applications, expiring on various dates between 2005 and 2020.

     Broad Distribution Channels. We maintain an extensive network of resellers to address the needs of specific markets, such as financial, legal, healthcare and government. We believe that our extensive channel relationships increase the difficulty for competitors to develop a similar channel network and make it difficult for our products to be displaced. In addition, our far-reaching channel network enables us to introduce new products quickly and effectively throughout the global marketplace.

     Leading Market Share. We have a strong market position in most of our product categories and are the market leader in document and PDF conversion, network-based speech recognition and text-to-speech, and dictation. Organizations tend to look to established market leading vendors when making product selections. As the established brand in our markets, we believe we can target and win more partnership arrangements and new customers than our competition.

     International Focus. The broad language coverage within our product offerings increases the likelihood that vendors selling globally will select our technology. Our language coverage is difficult for competitors to duplicate, and our presence in global markets limits the potential entry of new regional competitors. With nearly one half of our employees located outside of North America, we are able to efficiently compete on a global basis.

     Multiple End Markets. We license to a range of end markets and maintain a tiered distribution model that provides a diversified revenue stream and broad market exposure. We are not dependent on any single market segment or set of end customers and earn revenue from both established and emerging markets.

     Specialized Professional Services. We complement our technologies and products with a professional services organization that supports customers and partners, particularly in speech, with business and systems consulting, project management, user interface design and application development assistance. Our professional services are designed to shorten time-to-market, assist clients, reduce implementation risks and improve clients' competitive position.

OUR STRATEGY

     Pursue High Growth Markets In Speech. We intend to leverage our technologies and market leadership in speech to expand our opportunities in the call center, automotive, healthcare, telecommunications and mobile markets. We also intend to pursue emerging opportunities to use our speech technology within consumer devices, games and other embedded applications. To expand our position in speech, we intend to introduce new versions of our products and applications; complete new license agreements with customers and partners that will resell our technologies; and continue to make strategic acquisitions that we believe complement our existing solutions and resources in the telecommunications, automotive and electronics markets.

     Expand PDF and Imaging Solutions. We intend to enhance the value of our imaging solutions for enterprises to address the proliferation of PDF, the expanded use of content management systems, and the widespread adoption of networked multifunction and digital scanning devices. We intend to introduce new products or new versions of existing products to take advantage of these growth opportunities. We also plan to enhance our software development toolkits so our technologies can be integrated with more third-party solutions.

     Focus on Specific Vertical Markets. We intend to focus our marketing and sales resources to generate demand and deliver solutions in specific vertical markets. The value of our solutions is best realized in vertical markets that are information and process intensive, such as healthcare, telecommunications, financial services, legal and government. In addition, we intend to offer custom versions of certain applications and products for specific vertical markets such as medical, legal and utilities.

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

     Pursue Strategic Acquisitions. We have selectively pursued strategic acquisitions to expand our technology, channel and service resources and to complement our organic growth. For example, during 2003 we completed the LocusDialog, SpeechWorks and Philips acquisitions and completed the Telelogue, B&G and Rhetorical acquisitions in 2004. We intend to continue to pursue strategic acquisitions as a part of our growth strategy.

SALES, DISTRIBUTION AND FULFILLMENT

     We market and distribute our products indirectly through a global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; and directly through our dedicated direct sales force and through our e-commerce website (www.scansoft.com). As of September 30, 2004, we have 226 sales and marketing employees worldwide.

     We have established relationships with more than 2,000 channel partners, including leading system vendors, independent software vendors, value-added resellers and distributors, through which we market and distribute our products and solutions. In speech, companies such as Avaya, Cisco, Genesys, Dictaphone, Microsoft and Nortel embed our technologies into telecommunications systems, as well as automotive, PC or multimedia applications. In imaging, companies such as Brother, Dell, Hewlett-Packard, Visioneer and Xerox include our technology in digital copiers, printers and scanners, as well as multifunction devices that combine these capabilities. In addition, companies such as Corel, Canon, Captiva, Kofax, Sharp and Verity embed our imaging technology into their commercial software applications.

     We license our applications to enterprises, professionals and consumers through distribution and fulfillment partners, including 1450, Ingram Micro, Tech Data and Digital River. These distribution and fulfillment partners provide our products to computer superstores, consumer electronic stores, eCommerce Web sites, mail order houses and office superstores, such as Amazon.com, Best Buy, CDW, MicroWarehouse, Circuit City, CompUSA, Fry's Electronics, Office Depot, PC Connection and Staples.

     The majority of our software products are manufactured, packaged and shipped by Hewlett-Packard.

PROPRIETARY TECHNOLOGY

     We exploit our proprietary technology, trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain our competitive position. We rely on patent law, copyright law, trade secret laws, secrecy, technical measures, licensee agreements and non-disclosure agreements to protect our technology, trade secrets and other proprietary rights. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business, to maintain a technological advantage over our competitors and to generate licensing revenue. In this regard, we have obtained patents that directly relate to our products. Our speech and imaging technologies are covered by more than 650 patents and patent applications. These patents expire on various dates between 2005 and 2020.

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

RESEARCH AND DEVELOPMENT

     The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing client requirements. As a result, we believe that our future growth is highly dependent on the timely and efficient introduction of new and updated products and technology. As of September 30, 2004, we employed 309 people in research and development, slightly over half of whom are located in international locations. Our employees based in overseas facilities extend our global focus while often lowering our overall cost of research and development. To promote efficiency in our research and development efforts, we have organized the effective use of global development teams and a comprehensively integrated development process. In addition, we have developed and refined our time-to-market process, which contributes to cost-effective resource management while promoting technology sharing across programs.

     Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our clients. Our research and development expenses for the nine months ending September 30, 2004, and the twelve months ended December 31, 2003 and 2002 were $26.2 million, $33.9 million and $27.6 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. To date we have not capitalized any research and development expenses and all costs have been expensed as incurred.

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

     Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the nine months ended September 30, 2004 was 70% North America and 30% international, versus 72% North America and 28% international for the year ended December 31, 2003.

     Additional financial information relating to foreign and domestic sales and operations for each of the nine months ended September 30, 2004 and the two years in the period ended December 31, 2003 is set forth in Note 17, "Segment & Geographic Information and Significant Customers," of the Notes to Consolidated Financial Statements.

     For a discussion of risks attendant to our foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- A significant portion of our revenue is derived from sales in Europe and Asia. Our results could be harmed by economic, political, regulatory and other risks associated with these and other international regions."

COMPETITION

     There are a number of companies that develop or may develop products that compete in our targeted markets; however, currently there is no one company that competes with us in all of our product areas. The individual markets in which we compete are highly competitive, and are subject to rapid technology changes. Within imaging, we compete directly with ABBYY, Adobe, I.R.I.S. and NewSoft. Within speech, we compete with AT&T, Fonix, IBM, Microsoft, Nuance and Philips. In speech, some of our partners such as Avaya, Cisco, Edify, Genesys and Nortel develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in both speech and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

     Some of our competitors or potential competitors in our markets, such as Adobe, IBM and Microsoft, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

EMPLOYEES

     As of September 30, 2004, we employed 832 people on a full-time basis, 396 in the United States and 436 internationally. Of the total, 309 were in product research and development, 226 in sales and marketing, 139 professional service consultants, 56 in operations and support, and 102 in finance and administration. Our employees may be subject to collective bargaining agreements at a company or industry level in those countries where this is part of the local labor law or practice. We have experienced no work stoppages and believe that our employee relations are good. We have utilized the services of consultants, third-party developers, and other vendors in our sales, development, manufacturing activities and finance and administration functions.

AVAILABLE INFORMATION

     Our reports filed with Securities and Exchange Commission, including this Transition Report on Form 10-K/T, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.scansoft.com, as soon as reasonably practicable after such reports are filed electronically with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     Our corporate headquarters and administrative, sales, marketing and support functions for imaging occupy 37,636 square feet of space that we lease in Peabody, Massachusetts. We also lease 25,233 square feet of space in Waltham, Massachusetts where our North American speech research and development is performed. In connection with the acquisition of SpeechWorks, we assumed a lease for approximately 35,862 square feet of sales, marketing and support office space for speech, in Boston Massachusetts. These leases expire in July 2006, September 2006, and September 2006, respectively. We currently anticipate consolidating our Massachusetts locations in the summer of 2005, which could require us to incur restructuring expenses, which we have not quantified to date. Additionally, we lease approximately 21,180 square feet of research and development space located in Budapest, Hungary and 20,085 square feet in Merelbeke, Belgium, which houses additional research and development space and our international headquarters, respectively. These leases expire in December 2006 and April 2008, respectively. In connection with the Philips acquisition, we assumed a lease for approximately 30,000 square feet of speech research and development space located in Aachen, Germany. This lease expires in March 2006. In addition, we assumed two leases for approximately 8,000 square feet and 15,000 square feet, respectively, of speech research and development space located in Montreal, Canada. These leases expire in January 2005 and March 2013, respectively. Also in connection with the acquisition of SpeechWorks we acquired 26,200 square feet of space in New York, New York that we subleased to another company. The lease and sublease expire in February, 2016. In connection with the acquisition of LocusDialog, we assumed a lease for approximately 12,000 square feet of speech research and development and fulfillment space located in Montreal, Canada which expires in June, 2006. In connection with the acquisition of Telelogue we assumed a lease for approximately 5,892 square feet of research and development space in New Jersey which expires in March, 2006. We also lease a number of small sales and marketing offices in the United States, Asia and Europe.

     As of September 30, 2004, we were productively utilizing substantially all of the space in our facilities, except for space that has been subleased or restructured. We believe that our existing facilities are adequate for our needs for at least the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

     Like many companies in the software industry, the Company has from time to time been notified of claims that the Company may be infringing certain intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, the Company may seek licenses for these intellectual property rights. There is no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to the Company or that in all cases the dispute will be resolved without litigation, which may be time-consuming and expensive, and may result in injunctive relief or the payment of damages by the Company.

     From time to time, the Company receives information concerning possible infringement by third parties of the Company's intellectual property rights, whether developed, purchased or licensed by the Company. In response to any such circumstance, the Company has counsel investigate the matter thoroughly and the Company takes all appropriate action to defend its rights in these matters.

     On September 9, 2004, BIS Advanced Software Systems, Ltd. ("BIS") filed an action against us in the United States District Court for the District of Massachusetts claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, BIS alleges that the Company is infringing United States Patent No. 6,401,239 entitled "System and Method for Quick Downloading of Electronic Files." We believe this claim has no merit, and we intend to defend the action vigorously.

     On August 5, 2004, Compression Labs, Inc. filed an action against the Company in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Compression Labs alleges that the Company is infringing United States Patent No. 4,698,672 entitles "Coding System for Reducing Redundancy." We believe this claim has no merit, and we intend to defend the action vigorously.

     On April 23, 2004, Millennium L.P. filed an action against the Company in the United Sates District Court for the Southern District of New York claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Millennium alleges that the Company is infringing United States Patent No. 5,258,855 entitled "Information Processing Methodology"; No. 5,369,508 entitled "Information Processing Methodology"; No. 5,625,465 entitled "Information Processing Methodology"; No. 5,678,416 entitled "Information processing Methodology; and No. 6,094,505 entitled "Information Processing Methodology." The Company filed an Answer on June 17, 2004. We believe this claim has no merit, and we intend to defend the action vigorously.

     On July 15, 2003, Elliott Davis ("Davis") filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Davis alleges that SpeechWorks is infringing United States Patent No. 4,802,231 entitled "Pattern Recognition Error Reduction System" (the "'231 Patent"). The '231 Patent generally discloses techniques for a pattern recognition system and method wherein errors are reduced by creating independent error templates that correspond to patterns that tend to be erroneously matched and linked error templates that are linked to specified reference templates that are stored for comparison. In addition, on November 26, 2003, Davis filed an action against the Company in the United

States District Court for the Western District for New York (Buffalo) claiming that the Company infringed the '231 Patent. Damages are sought in an unspecified amount. Although the Company has, both prior to and as a result of the SpeechWorks acquisition, several products in the speech recognition technology field, the Company believes that the products do not infringe the '231 Patent because neither the Company nor SpeechWorks use the claimed techniques. SpeechWorks filed an Answer and Counterclaim to Davis's Complaint in its case on August 25, 2003, and the Company filed an Answer and Counterclaim to Davis's Complaint in its case on December 22, 2003. The Company believes Davis's claims have no merit and intends to defend the actions vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

     Our common stock commenced trading on the Nasdaq National Market on December 11, 1995 under the symbol "VSNR," and traded under that symbol until March 3, 1999. Our common stock is now traded on the Nasdaq National Market under the symbol "SSFT." As of December 31, 2004, there were outstanding 106,249,600 shares of common stock. The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported on the Nasdaq National Market.

                                                              HIGH     LOW
                                                              -----   -----
FISCAL 2004:
  First quarter.............................................  $6.36   $4.63
  Second quarter............................................   5.84    4.58
  Third quarter.............................................   5.00    3.61
FISCAL 2003:
  First quarter.............................................  $6.50   $3.81
  Second quarter............................................   6.55    4.45
  Third quarter.............................................   5.98    3.32
  Fourth quarter............................................   6.50    4.15

     The equity compensation plan information incorporated by reference into
Part III, Item 12 of this Form 10-K/T is hereby incorporated by reference into this Part II, Item 5.

     As of December 31, 2004, there were 736 stockholders of record and the last reported sale price of our common stock on the Nasdaq National Market was $4.19 per share.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

     Our loan and security agreement with Silicon Valley Bank, as amended on March 31, 2004, contains a restrictive covenant which prohibits us from paying or declaring any dividends on our capital stock during the term of the agreement (except for dividends payable solely in capital stock) without Silicon Valley Bank's prior written consent. In addition, the zero coupon convertible subordinated debenture due in 2006 that was issued to Koninklijke Royal Philips Electronics N.V. in connection with our acquisition of the Speech Processing Telephony and Voice Control business units of Philips contains a restrictive covenant which prohibits us from paying or declaring any dividend or distribution (other than distributions of our equity securities) on our capital stock while the debenture is outstanding. This restriction terminates if one half or more of the debenture is converted by Philips into common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     On October 23, 2004, ScanSoft's Board of Directors approved a change in ScanSoft's fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in this Form 10-K/T to the period ended September 30, 2004 refer to the nine months ended September 30, 2004.

     The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/T. The interim statement of operations for the nine months ended September 30, 2003 is unaudited and, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the nine months ended September 30, 2003.

                                                                                        NINE MONTHS
                            NINE MONTH                                                     ENDED
                           PERIOD ENDED             YEAR ENDED DECEMBER 31,            SEPTEMBER 30,
                           SEPTEMBER 30,   -----------------------------------------       2003
                              2004(4)      2003(3)      2002     2001(2)    2000(1)     (UNAUDITED)
                           -------------   --------   --------   --------   --------   -------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Total revenue............    $130,907      $135,399   $106,619   $ 62,717   $ 47,961     $ 88,529
                             --------      --------   --------   --------   --------     --------
Gross margin.............      89,179        98,760     80,730     35,676     23,700       65,405
Income (loss) from
  operations.............      (7,993)       (6,462)     6,603    (16,931)   (52,497)      (7,033)
Income (loss) before
  income taxes...........      (8,045)       (5,787)     6,587    (17,194)   (52,779)      (6,375)
Provision for (benefit
  from) income taxes.....       1,333          (269)       254       (317)       472          473
                             --------      --------   --------   --------   --------     --------
Net income (loss)........    $ (9,378)     $ (5,518)  $  6,333   $(16,877)  $(53,251)    $ (6,848)
                             ========      ========   ========   ========   ========     ========
Net income (loss) per
  share: basic and
  diluted................    $  (0.09)     $  (0.07)  $   0.09   $  (0.34)  $  (1.26)    $  (0.10)
                             ========      ========   ========   ========   ========     ========
Weighted average common
  shares outstanding:
  Basic..................     103,780        78,398     67,010     49,693     42,107       71,286
                             ========      ========   ========   ========   ========     ========
  Diluted................     103,780        78,398     72,796     49,693     42,107       71,286
                             ========      ========   ========   ========   ========     ========

                                            AS OF                  AS OF DECEMBER 31,
                                        SEPTEMBER 30,   -----------------------------------------
                                            2004          2003       2002       2001       2000
                                        -------------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and short and
     long-term investments............    $ 47,691      $ 42,584   $ 18,853   $ 14,324   $  2,633
  Working capital (deficit)...........      27,940        44,305     16,842      9,318     (6,484)
  Total assets........................     392,653       401,940    143,690    142,070    109,480
  Long-term debt......................      27,700        27,859         --      3,273         --
  Total stockholders' equity..........     301,745       303,226    119,378    114,534     87,461

---------------

(1) On March 13, 2000, the Company merged with Caere Corporation, a California-based digital imaging software company.

(2) On December 12, 2001, the Company acquired the Speech and Language Technology Business of Lernout & Hauspie Speech Products, N.V.

(3) On January 30, 2003, the Company acquired Royal Philips Electronic Speech Processing Telephony and Voice Control business units, and related intellectual property. See Note 19 to Notes to Consolidated Financial Statements.

     On August 11, 2003, the Company acquired SpeechWorks International, Inc. See Note 19 to Notes to Consolidated Financial Statements.

     On December 19, 2003, the Company acquired LocusDialog, Inc. See Note 19 to Notes to Consolidated Financial Statements.

(4) On June 15, 2004, the Company acquired Telelogue, Inc. See Note 19 to Notes to Consolidated Financial Statements.

    On September 16, 2004, the Company acquired Brand & Groeber Communications Gbr. See Note 19 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS TRANSITION REPORT ON FORM 10-K/T. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING THE RISKS DESCRIBED IN "RISK FACTORS" STARTING ON PAGE 31 AND ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW OF THE BUSINESS

     We offer businesses and consumers market-leading speech and imaging solutions that facilitate the way people access, share, manage and use information in business and in daily life. We market and distribute our products indirectly through a global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; and directly to businesses and consumers through a dedicated direct sales force and our e-commerce website (www.scansoft.com). The value of our solutions is best realized in vertical markets that are information and process intensive, such as healthcare, telecommunications, financial services, legal and government.

     Our strategy is to deliver premier, comprehensive technologies and services as an independent application or as part of a larger integrated system in two areas -- speech and imaging. Our speech technologies enable voice-activated services over a telephone, transform speech into written word, and permit the control of devices and applications by simply speaking. Our imaging solutions eliminate the need to manually reproduce documents, automate the integration of documents into business systems, and enable the use of electronic documents and forms within XML, Internet, mobile and other business applications. Our software is delivered as part of a larger integrated system, such as systems for customer service call centers, or as an independent application, such as dictation, document conversion or PDF, navigation systems in automobiles or digital copiers on a network. Our products and technologies deliver a measurable return on investment to our customers.

     Our extensive technology assets, intellectual property and industry expertise in speech and digital capture create high barriers to entry in markets where we compete. Our technologies are based on complex mathematical formulas, which require extensive amounts of linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities, and we continue to build upon our leadership position. Our speech technology has industry-leading recognition accuracy, provides recognition for 48 languages and natural sounding synthesized speech in 22 languages, and supports a broad range of hardware platforms and operating systems. Our digital capture technology is recognized as the most accurate in the industry, with rates as high as 99.8%, and supports more than 100 languages. Our technologies are covered by more than 650 patents or patent applications.

     Our strategy includes pursuing high growth markets in speech, expanding our PDF and imaging solutions, providing our partners and customers with a comprehensive portfolio of solutions, promoting the broad adoption of our technology, focusing and leverage our vertical expertise, building global sales and channel relationships and pursuing strategic acquisitions that complement our resources.

     ScanSoft was incorporated in 1992 as Visioneer. In 1999, we changed our name to ScanSoft, Inc. and ticker symbol to SSFT. From our founding until 2001, we focused exclusively on delivering imaging solutions that simplified converting and managing information as it moved from paper formats to electronic systems. On

March 13, 2000, we merged with Caere Corporation, a California-based digital imaging software company, to expand our applications for document and electronic forms conversion. In December 2001, we entered the speech market through the acquisition of the Speech & Language Technology Business from Lernout & Hauspie. We believed speech solutions were a natural complement to our imaging solutions as both are developed, marketed and delivered through similar resources and channels. We continue to execute against our strategy of being the market leader in speech through the organic growth of our business as well as through strategic acquisitions. Since the beginning of 2003, we have completed a number of acquisitions, including:

     - On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units ("Philips") to expand our solutions for speech in call centers and within automobiles and mobile devices.

     - On August 11, 2003, we acquired SpeechWorks International, Inc. ("SpeechWorks") to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

     - On December 19, 2003, we acquired LocusDialog, Inc. ("LocusDialog") to expand our speech application portfolio with automated attendant solutions for business.

     - On June 15, 2004, we acquired Telelogue, Inc. ("Telelogue") to enhance our automated directory assistance solutions.

     - On September 16, 2004, we acquired Brand & Groeber Communications GbR ("B&G") to enhance our embedded speech solutions, which will make mobile phones accessible to the visually impaired using ScanSoft's text-to-speech technology.

     - On December 6, 2004, we acquired Rhetorical Systems, Inc. ("Rhetorical") to complement our text-to-speech solutions and add capabilities for creating custom voices.

     Subsequent to September 30, 2004, we also announced agreements to acquire ART Advanced Recognition Technologies, Inc. ("ART") to expand our portfolio of embedded speech solutions and Phonetic Systems Ltd. ("Phonetic") to complement our position in automated directory assistance and enterprise speech applications. We anticipate closing both of these transactions during the quarter ended March 31, 2005.

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

             CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition, the costs to complete the development of custom software applications and valuation allowances (specifically sales returns and other allowances); accounting for patent legal defense costs; the valuation of goodwill, other intangible assets and tangible long-lived assets; estimates used in the accounting for acquisitions; assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

     We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments.

REVENUE RECOGNITION

     As a result of SpeechWorks acquisition in August 2003, professional services became a material component of our business. As a result of this and the implementation of Oracle, in January 2004, we began to separately track and disclose professional services revenues and cost of revenue. Prior to 2004, we did not separately disclose professional services revenue and cost of revenue as they were immaterial and it is not practical to reclassify these revenues and associated costs retroactively.

     We recognize revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions", SOP 81-1 Accounting for Performance of Construction Type and Certain Performance Type Contracts and the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104") and Emerging Issues Task Force ("EITF") 01-09 "Accounting for Consideration Given by a Vendor (Including a Reseller of the Vendors Products)" and Financial Accounting Standards Board No. 48 ("SFAS 48") "Revenue Recognition When Right of Return Exists". In general we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence ("VSOE") exists for any undelivered elements. We reduce revenue recognized for estimated future returns, price protection and rebates and certain marketing funds at the time the related revenue is recorded.

     Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. We have not aggregated and analyzed historical returns from distributor and resellers to form a basis in order to estimate the future sales returns by distributor and resellers. As a result, we recognize revenues from sales to these distributors and resellers when they have sold products through to retailers and end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, we record an allowance against accounts receivable for the sales price of all inventories subject to return.

     We also make an estimate of sales returns by retailers or end users directly or through our distributors or resellers based on historical returns experience. We have aggregated and analyzed historical returns from retailers and end users which forms the basis of our estimate of future sales returns by retailers or end users. In accordance with SFAS 48, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns from retailers differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known. Our accounts receivable balance, including accounts receivable from a related party, was $36.5 million and $42.4 million at September 30, 2004 and December 31, 2003, respectively. These balances are net of sales returns and other allowances of $8.8 million and $8.8 million and allowances for doubtful accounts of $2.5 million and $1.4 million as of September 30, 2004 and December 31, 2003, respectively.

     Revenue from royalties on sales of our products by OEMs to third parties, where no services are included, is typically recognized upon delivery to the third party when such information is available, or when we are notified by the OEM that such royalties are due as a result of a sale, provided that all other revenue recognition criteria are met.

     When we provide professional services considered essential to the functionality of the software, such as custom application development for a fixed fee, we recognize revenue from the fees for such services and any related software licenses based on the percentage-of-completion method in accordance with SOP 81-1. We generally determine the percentage of completion by comparing the labor hours incurred to date to the estimated labor hours required to complete the project. We consider labor hours to be the most reliable available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates a loss, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining total estimated costs, and therefore the percent complete of each contract. If our estimates change, the adjustment could have a material effect on our results of operations in the period of the change.

     When we provide services on a time and materials basis, we recognize revenue as we perform the services based on actual time incurred. Other professional services not considered essential to the functionality of the software are limited and primarily include training and feasibility studies, which are recognized as revenue when the related services are performed.

     When we provide software support and maintenance services, we recognize the revenue ratably over the term of the related contracts, typically one year.

     We may sell, under one contract or related contracts, software licenses, custom software applications and other services considered essential to the functionality of the software and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based upon VSOE of its fair value, equal to its stated list price as a fixed percentage of the related software product's price and additionally based upon stated renewal rates. The remainder of the total contract value is then attributed to the software license and related professional services, which are typically recognized as revenue using the percentage of completion method. As a result, discounts inherent in the total contract value are attributed to the software license and related professional services. We may sell, under one contract or related contracts, software licenses, a maintenance and support arrangement and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on VSOE of their respective fair values, as described above. The remainder of the contract value is attributed to the software licenses, which are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met. As a result, discounts inherent in the total contract value are attributed to the software licenses.

     We follow the guidance of EITF 01-09 in determining whether consideration given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

     - We receive an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of our products and services such that we could have purchased the products from a third party, and

     - We can reasonably estimate the fair value of the benefit received.

     Consideration, including that in the form of our equity instruments (if applicable), is recorded as a reduction of revenue, to the extent we have recorded cumulative revenue from the customer or reseller. As a result of this policy, we have recorded a $0.3 million, $0.2 million and $0.3 million reduction in total revenue for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, respectively.

     We follow the guidance of EITF Issue No. 01-14, Income Statement Characterization of Reimbursements for "Out-of-Pocket" Expenses Incurred, and record reimbursements received for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, hotel stays and out-of-town meals.

ACCOUNTING FOR PATENT LEGAL DEFENSE COSTS

     We have capitalized external legal costs incurred in the defense of our patents where we believe that the future economic benefit of the patent will be increased. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, write off capitalized costs, if any, in the period the change is determined.

VALUATION OF LONG-LIVED TANGIBLE AND INTANGIBLE ASSETS AND GOODWILL

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

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the assessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We have assessed the useful lives of our existing intangible assets, other than goodwill, and believe that estimated useful lives remain appropriate. In addition, we have determined that we operate in one reporting unit. As a result, we use the market value approach on the enterprise level basis to determine fair value of the Company in the initial step of our goodwill impairment testing. Based on this, we performed the annual assessment during the last quarter of fiscal 2004 and determined that these intangible assets were not impaired. We complete goodwill impairment analyses at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired.

     Significant judgments and estimates are involved in determining the useful lives of our intangible assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on our consolidated financial statements through accelerated amortization and/or impairment charges.

ACCOUNTING FOR ACQUISITIONS

     We have completed multiple significant business and other asset acquisitions over the preceding five years which have resulted in significant goodwill and other intangible asset balances. Our future business strategy contemplates that we may continue to pursue additional acquisitions in the future. We completed the acquisition of Rhetorical in December 2004 and have announced our agreements to acquire ART and Phonetic. Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates. Additionally, under SFAS 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on our market value. If prior or future acquisitions are not accretive to our results of operations as expected, our market value declines dramatically, or we determine we have more than one reporting unit, we may be required to complete the second step which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

ACCOUNTING FOR STOCK-BASED COMPENSATION INSTRUMENTS

     We apply the principles of FASB Statement No. 123 "Accounting for Stock-based Compensation" to value any grants of equity instruments to non-employees as well as to calculate pro forma information relative to our employee awards for disclosure purposes. Application of this principle inherently includes a number of estimates and assumptions including stock price volatility factors. We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions including stock price volatility factors could have a material effect on the valuation of the underlying instruments.

LOSS CONTINGENCIES

     We are subject to legal proceedings, lawsuits and other claims relating to labor, service and other matters arising in the ordinary course of business. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

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

     Additionally, we monitor the realization of our deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Our income tax provisions and our assessment of the realizability of our deferred tax assets involve significant judgments and estimates. If we continue to generate taxable income through profitable operations in future years we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and stock compensation.

                       OVERVIEW OF RESULTS OF OPERATIONS

     On October 23, 2004, ScanSoft's Board of Directors approved a change in ScanSoft's fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in this Form 10-K/T to the period ended September 30, 2004 refer to the nine months ended September 30, 2004. References to fiscal 2005, refers to the period beginning on October 1, 2004 and ending on September 30, 2005.

     The following table presents, as a percentage of total revenue, certain selected financial data for the nine months ended September 30, 2004 and September 30, 2003 and for the two years ended December 31, 2003 and 2002. The interim statement of operations for the nine months ended September 30, 2003 is unaudited and, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the nine months ended September 30, 2003.

                                                NINE MONTH      YEAR ENDED      NINE MONTHS
                                               PERIOD ENDED    DECEMBER 31,        ENDED
                                               SEPTEMBER 30,   -------------   SEPTEMBER 30,
                                                   2004        2003    2002        2003
                                               -------------   -----   -----   -------------
                                                                                (UNAUDITED)
Revenue:
  Revenue....................................       74.6%        100%    100%        100%
  Professional services......................       25.4          --      --          --
                                                   -----       -----   -----       -----
       Total revenue.........................      100.0%      100.0%  100.0%      100.0%
Costs and expenses:
  Cost of revenue............................        7.9        19.3    15.4        17.7
  Cost of professional services..............       17.5          --      --          --
  Cost of revenue from amortization of
     intangible assets.......................        6.5         7.8     8.9         8.4
                                                   -----       -----   -----       -----
Gross Margin.................................       68.1        72.9    75.7        73.9
  Research and development...................       20.0        25.1    25.9        28.3
  Sales and marketing........................       37.5        36.0    30.9        35.3
  General and administrative.................       13.6        12.0    10.1        13.0
  Amortization of other intangible
     assets(1)...............................        1.5         1.7     1.6         1.6
  Stock based compensation expense...........        1.0         0.2     0.1         0.2
  Restructuring and other charges, net(2)....        0.6         2.7     0.9         3.4
                                                   -----       -----   -----       -----
       Total costs and expenses..............      106.1       104.8    93.8       107.9
                                                   -----       -----   -----       -----
Income (loss) from operations................       (6.1)       (4.8)    6.2        (7.9)
Other income (expense), net..................       (0.1)        0.5     0.0         0.7
                                                   -----       -----   -----       -----
Income (loss) before income taxes............       (6.2)       (4.3)    6.2        (7.2)
Provision for (benefit from) income taxes....        1.0        (0.2)    0.2         0.5
                                                   -----       -----   -----       -----
Net income (loss)............................       (7.2)%      (4.1)%   6.0%       (7.7)%
                                                   =====       =====   =====       =====

---------------

(1) See Note 5 of Notes to Consolidated Financial Statements.

(2) See Note 8 of Notes to Consolidated Financial Statements.

                             RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003 AND TO THE YEAR ENDED DECEMBER 31, 2002

     We derive our revenue from licensing our software products to customers through distribution partners and value-added resellers, royalty revenues from OEM partners, license fees from sales of our products to customers and from professional services, which include, but are not limited to, custom software applications and other services considered essential to the functionality of the software, training, and maintenance associated with software license transactions. Our speech technologies enable voice-activated services over a telephone, transform speech into text and text into speech, and permit voice control of devices and applications by simply speaking. Our imaging solutions eliminate the need to manually reproduce documents, automate the integration of documents into business systems, and enable the use of electronic documents and forms within XML, Internet, mobile and other business applications.

  Total Revenue

     Total revenue for the nine month transition period ended September 30, 2004 decreased by $4.5 million, or 3.3%, compared to the twelve months ended December 31, 2003. The decrease in revenue is attributable to a shorter fiscal period due to our changing our fiscal year end from December 31 to September 30, the omission of the period October through December from the transition period as this three month period is historically the strongest revenue quarter of the calendar year, offset by the inclusion of nine months of SpeechWorks revenue in the nine month transition period compared to approximately four months in the twelve months ended December 31, 2003 and organic growth in the nine month period over the comparable period in 2003.

     As a result of SpeechWorks acquisition in August 2003, professional services became a material component of our business. As a result of this and the implementation of Oracle, in January 2004, we began to separately track and disclose professional services revenues and cost of revenue. Prior to 2004, we did not separately disclose professional services revenue and cost of revenue as they were immaterial and it is not practical to reclassify these revenues and associated costs retroactively.

     Our speech revenues increased to 66.1% of total revenues in the nine months ended September 30, 2004, up from 57.6% in the twelve months ended December 31, 2003 due to the increased SpeechWorks revenue described above. Revenue from our speech products was $86.6 million for the nine months ended September 30, 2004, an $8.7 million increase over the twelve months ended December 31, 2003. Within speech, network revenues increased to 38.4% of total revenues from 25.9% in the twelve months ended December 31, 2003 due to full period results for SpeechWorks revenue, embedded revenue rose to 10.6% of total revenues from 7.5% in the twelve months ended December 31, 2003 due to increased professional services from current period design wins and net increase in royalties, while dictation revenues declined to 17.1% of total revenues in 2004 from 24.1% in the twelve months ended December 31, 2003 due to a disproportionate increase in network and embedded revenues described above. Imaging revenue declined to 33.9% of total revenues for the nine months ended September 30, 2004 from 42.4% of total revenues in the twelve months ended December 31, 2003 due to the disproportionate increase in speech revenues described above. Revenue for our imaging products was $44.3 million for the nine months ended September 30, 2004, a $13.2 million decline from the twelve months ended December 31, 2003 as a result of our change in fiscal year end from December to September. Our imaging products showed 14.0% growth for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003.

     Total revenue for the twelve months ended December 31, 2003 increased by $28.8 million or 27% compared to the twelve months ended December 31, 2002. The growth in revenue is attributed to a $33.8 million growth in our speech revenues, offset by an overall decrease of $5.0 million in our imaging revenues from 2002. Revenue from our speech products was $77.9 million and $44.2 million for 2003 and 2002, respectively. The increase in our speech revenues is primarily related to a $24.7 million increase in our networked speech technologies, a $4.9 million increase in our embedded speech technologies, as well as a

$4.2 million increase in our dictation product lines, from the year 2002. The $5.0 million overall decrease in our Imaging products can be attributed to a $10.0 million decrease in revenues recognized from our OCR products. This overall decrease is due, in part, to the fact that OmniPage Pro 12 was launched earlier in 2002 than OmniPage Pro 14 was launched in 2003, as well as the recognition in 2002 of revenue previously deferred. The decrease in the OCR revenues was offset to some extent by an overall strengthening of our other Imaging product lines, in particular, PaperPort and the revenues derived from the launch of our new product, PDF Converter, during the fourth quarter of 2003.

     Related-party revenue declined in 2004 because Xerox ceased to be a related party as of June 30, 2004. Related-party revenue increased $1.6 million for the twelve months ended December 31, 2003, or 32%, compared to the twelve months ended December 31, 2002. This increase was related to the inclusion of our products in expanded product offerings of our related parties, primarily Xerox.

     The geographic revenue split for the nine months ended September 30, 2004 was 70% North America and 30% international versus 72% North America and 28% international for the twelve months ended December 31, 2003 and 73% North America and 27% international for the twelve months ended December 31, 2002. Geographic revenue classification is based on the country, in which the sale is invoiced.

     For the twelve months ended September 30, 2005 (fiscal year 2005), we expect revenue growth of 15% to 20% in speech revenues and 5% to 10% in imaging revenues, annualized, from the nine month fiscal 2004 total.

  Cost of Revenue

     As a result of the SpeechWorks acquisition in August 2003, professional services became a material component of our business. As a result of this and the implementation of Oracle in January 2004, we began to separately track and disclose professional services revenue and cost of revenue. Prior to 2004, we did not separately disclose professional services revenue and associated cost of revenue as they were immaterial and it is not practical to reclassify these revenues and associated costs retroactively.

     Cost of revenue as a percentage of related and third party revenue for the nine months ended September 30, 2004 was 10.6% compared to 19.3% for the twelve months ended December 31, 2003 and 15.4% for the twelve months ended December 31, 2002. For the nine month period ended September 30, 2004, cost of revenue consists primarily of material and fulfillment costs and third-party royalties, excluding cost of professional services. Cost of revenue for the nine months ended September 30, 2003 and the years ended December 31, 2003 and 2002, consists of material and fulfillment costs, third-party royalties, and professional services costs including salaries for product support personnel, and engineering costs associated with certain contracts which were accounted for under percentage-of-completion method of accounting.

     Cost of professional services revenue for the nine months ended September 30, 2004 was 69.2% of professional services revenue. Cost of professional services revenue consists primarily of salaries for professional consulting staff, salaries for product support personnel, and engineering costs associated with certain contracts which were accounted for under percentage-of-completion method of accounting.

     During fiscal 2005, we expect cost of revenue as a percentage of related and third party revenue to be consistent with results for the nine months ended September 30, 2004.

     During fiscal 2005, we expect cost of professional services revenues to decline as a percentage of professional services revenue relative to results for the nine months ended September 30, 2004 as a result of higher utilization of our new services personnel and anticipated increases in revenue.

  Cost of Revenue from Amortization of Intangible Assets

     Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology.

     Cost of revenue from amortization of intangible assets was 6.4% of total revenue for the nine months ended September 30, 2004, compared to 7.8% of revenue for the twelve months ended December 31, 2003 and 8.9% for the twelve months ended December 31, 2002. In absolute dollars, increases in amortization of intangible assets results from the inclusion of a full nine months of amortization from the SpeechWorks and LocusDialog acquisitions versus only four months and one month of amortization in the prior year given the acquisitions closed in August of 2003 and December 2003, respectively. During fiscal 2005, we anticipate cost of revenue from amortization of other intangible assets to be approximately $7.6 million, based on the current intangible assets at September 30, 2004 and their remaining useful lives.

     The increase in cost of revenue from amortization of intangible assets in absolute dollars for the twelve months ended December 31, 2003, compared to the twelve months ended December 31, 2002, is attributable to $1.7 million of amortization related to the exclusive worldwide license of certain desktop dictation products and technologies, $0.7 million related to the Philips acquisition which was closed on January 30, 2003 and $0.2 million related to the SpeechWorks acquisition which was closed on August 11, 2003, partially offset by $1.6 million of intangible assets that became fully amortized during the twelve months ended December 31, 2002.

  Gross Margin

     Gross margin was 68.1% of revenues for the nine months ended September 30, 2004 as compared to 72.9% for the twelve months ended December 31, 2003 and 75.7% for the twelve months ended December 31, 2002. The decrease is directly attributable to the increase in professional services revenue, which increased to 25.4% of total revenue for the nine months ended September 30, 2004 from 8.6% for the twelve months ended December 31, 2003 and from 3.8% the twelve months ended December 31, 2002. The increase in professional services revenue, which has a lower gross margin, was directly attributed to the acquisitions of SpeechWorks and Phillips.

  Research and Development Expense

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

     Research and development expense for the nine months ended September 30, 2004 was 20.0% of total revenue, compared to 25.1% and 25.9% of total revenue for the twelve months ended December 31, 2003 and 2002, respectively. In absolute dollars, research and development expenses in 2004 increased by 4.4% over the comparable nine months ended September 30, 2003, significantly less than related sales growth of 47.9%. Research and development expenses for the twelve months ended December 31, 2003 increased in absolute dollars over the twelve months ended December 31, 2002 due to increased speech and language development efforts resulting from both the Philips and SpeechWorks acquisitions. While we will continue to invest significantly in research and development, in fiscal 2005, we expect research and development expense to decline as a percentage of revenue due to growth in total revenue.

  Sales and Marketing Expense

     Sales and marketing expenses include salaries, commissions, advertising, direct mail, public relations, trade shows, travel and other related sales and marketing expenses.

     Sales and marketing expense was 37.5% of total revenue for the nine months ended September 30, 2004, compared to 36.0% and 30.9% for the twelve months ended December 31, 2003 and 2002, respectively. The increase in sales and marketing expenses in absolute dollars and as a percentage of total revenue in 2004 was the result of increased compensation costs resulting primarily from the investment in additional of sales and marketing personnel added as part of the SpeechWorks and LocusDialog acquisitions completed late in 2003. The increase for the twelve months ended December 31, 2003 compared to 2002 was primarily due to the Philips and SpeechWorks acquisitions. We expect sales and marketing expenses to decrease as a percentage of revenue in fiscal 2005 as a result of increased revenues.

  General and Administrative Expense

     General and administrative expenses include personnel costs for administration, finance, human resources, information systems and general management, in addition to legal and accounting expenses and other professional services.

     General and administrative expenses were 13.6% of total revenue for the nine months ended September 30, 2004, compared to 12.0% and 10.0% for the twelve months ended December 31, 2003 and 2002, respectively. The proportionate increase in general and administrative expenses in 2004 is due primarily to increased professional fees of approximately $1.4 million related to the restatement of certain historical financial statements of SpeechWorks and approximately $1.0 million of professional fees related to compliance with Sarbanes Oxley regulatory requirements. The increase for the twelve months ended December 31, 2003 compared to 2002 was primarily due to the Phillips and SpeechWorks acquisitions. We expect general and administrative expenses in absolute dollars to increase but to decrease as a percentage of revenues in fiscal 2005 because of growth in total revenues. We attempt to control general and administrative expense; however, if revenue continues to grow, we expect general and administrative expenses to increase to support our growing operations. In addition, we may increase general and administrative expenses in advance of revenue to support expected future revenue growth in specific product lines or geographic regions.

  Amortization of Other Intangible Assets

     Amortization of other intangible assets includes amortization of acquired customer and contractual relationships, non-compete agreements and acquired trade names and trademarks.

     Amortization of other intangible assets was 1.5% of total revenue for the nine months ended September 30, 2004, compared to 1.7% and 1.6% for the twelve months ended December 31, 2003 and 2002, respectively. The decrease in amortization for the nine months ended September 30, 2004 compared to the twelve months ended December 31, 2003 was directly related to the nine month transition period versus a twelve month period in the prior year. The increase in amortization for the twelve months ended December 31, 2003 compared to 2002 was primarily related to the Philips and SpeechWorks acquisitions, partially offset by certain intangible assets that became fully amortized in 2002. During fiscal 2005, we expect amortization of other intangible assets to be approximately $1.8 million, based on the current intangible assets and their remaining useful lives at September 30, 2004.

  Stock-Based Compensation

     Stock-based compensation expenses result from non-cash charges for common shares issued with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.

     Stock-based compensation expense was 1.0% of total revenue for the nine months ended September 30, 2004, as compared to 0.2% and 0.1% for the twelve months ended December 31, 2003 and 2002 respectively. The absolute dollar increase of $1.1 million is directly attributed to increased non-cash compensation expense associated with the granting of approximately 1.0 million shares of restricted stock (or restricted stock purchase rights) during the nine months ended September 30, 2004. We expect stock-based compensation expense to increase significantly in fiscal 2005 due to the adoption of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" which will be effective for our fourth quarter beginning July 1, 2005.

  Restructuring and Other Charges, Net

     Restructuring and other charges, net were 0.6% of total revenue for the nine months ended September 30, 2004, as compared to 2.7% and 0.9% for the twelve months ended December 31, 2003 and 2002 respectively. For the nine months ended September 30, 2004, we recorded a charge of $0.8 million related to separation agreements with two former members of our senior management team. Restructuring and other charges for the twelve months ended December 31, 2003 were $3.7 million compared to $1.0 million for the twelve months ended December 31, 2002. The 2003 charges reflect $2.4 million related to the termination of 106 employees as a result of the Philips and SpeechWorks acquisitions and $0.8 million and $0.4 million of employee and facility related costs, respectively, associated with the restructuring of various corporate activities during 2003.

  Income (Loss) from Operations

     As a result of the factors described above, loss from operations was (6.1)% of revenue for the nine months ended September 30, 2004 compared to a loss of (4.8)% for the twelve months ended December 31, 2003, and income of 6.2% for the twelve months ended December 31, 2002.

  Other Income (Expense), Net

     Other income (expense), net was (0.1)% of revenue for the nine months ended September 30, 2004, compared to 0.5% of revenue for the twelve months ended December 31, 2003 and 0.0% for the twelve months ended December 31, 2002. Other income (expense), net in the twelve months ended December 31, 2003, included foreign exchange gains of $1.2 million, which more than offset net interest expense and other expenses of $0.2 million.

  Income (Loss) Before Income Taxes

     Loss before income taxes was (6.2)% of revenue for the nine months ended September 30, 2004, compared with a loss of (4.3)% of revenue for the twelve months ended December 31, 2003 and income of 6.2% of revenue for the twelve months ended December 31, 2002.

  Income Taxes

     The provision for income taxes of 1.0% of revenues for the nine months ended September 30, 2004, compared with a benefit of 0.2% of revenues for the twelve months ended December 31, 2003 and a provision of 0.2% of revenues for the twelve months ended December 31, 2002.

     In 2004, the Company's effective tax rate was a provision of 16.6% versus a benefit of 4.6% in 2003. The variance from the federal statutory rate for 2004 was primarily due to state, federal and foreign credits for research and development, offset by increases in the valuation allowance.

     In 2003, the Company's effective tax rate was a benefit of 4.6% versus a provision of 3.9% in 2002. The variance from the statutory rate for 2003 was due primarily to a federal refund received relating to Caere Corporation for taxes paid prior to its acquisition by ScanSoft, offset by increases in the valuation allowance.

     In 2002, the Company's effective tax rate was a provision of 3.9%. The variance from the statutory rate for 2002 was primarily due to foreign and state provisions offset, in part, by the federal tax benefit related to a refund of taxes paid by Caere Corporation prior to its acquisition by ScanSoft.

     At September 30, 2004, ScanSoft had net deferred tax assets of approximately $78 million which were subject to consideration of a valuation allowance. A full valuation allowance has been provided against the net deferred tax assets in the United States due to the uncertainty of their realization as a result of cumulative historical losses. In the future, a period of sustained profitability will cause us to reassess the need for the valuation allowance. We may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations and adjustments to recorded goodwill and shareholder equity in the period in which the benefit is determined.

  Net Income (Loss)

     As a result of the factors described above, net loss totaled (7.2)% of revenues for the nine months ended September 30, 2004, compared with a loss of (4.1)% of revenue for the twelve months ended December 31, 2003 and income of 6.0% of revenue for the twelve months ended December 31, 2002.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, we had cash and cash equivalents of $23.0 million, marketable securities of $7.4 million, long term marketable securities of $17.4 million and working capital of $27.9 million as compared to $42.6 million in cash and cash equivalents and working capital of $44.3 million at December 31, 2003. During 2004, we adopted a formal investment policy in order to achieve a higher yield on our cash position by investing in short and long-term marketable securities.

     We have reported a net loss of $(9.4) million for the nine months ended September 30, 2004, a net loss of $(5.5) million and net income of $6.3 million for the years ended December 31, 2003 and 2002, respectively. We had an accumulated deficit of $161.8 million at September 30, 2004.

     Net cash provided by operating activities for the nine months ended September 30, 2004 was $6.3 million as compared to $5.2 million for the twelve months ended December 31, 2003. Cash provided by operations in the 2004 period came primarily from income from operations, after adjustments for non-cash amortization, depreciation and stock compensation, and lower accounts receivable balances; this was offset primarily by lower deferred revenues.

     Net cash used in investing activities for the nine months ended September 30, 2004 was $28.7 million compared to cash provided by investing activities of $24.1 million for the twelve months ended December 31, 2003. Net cash used in investing activities in 2004 consisted of $25.0 million invested in marketable securities, $3.3 million in capital expenditures and $0.7 million in net cash paid for acquisitions. Net cash provided by investing activities for the twelve months ended December 31, 2003 consisted of $40.0 million acquired in the SpeechWorks acquisition, $1.1 million received from Philips in accordance with provisions in the purchase agreement and $0.6 million due to the maturity of marketable securities, partially offset by $2.9 million in capital expenditures, $8.5 million of payments associated with acquisitions and $6.1 million of payments associated with an exclusive licensing agreement.

     Net cash provided by financing activities for the nine months ended September 30, 2004 was $2.7 million compared to net cash used in financing activities of $5.1 million for the twelve months ended December 31, 2003. Net cash provided in 2004 consisted of $6.1 million in proceeds from issuance of common stock under employee stock compensation plans and $0.6 million in proceeds from the issuance of common stock warrants. This was partially offset by a $2.8 million payment associated with a licensing agreement, a $0.7 million payment of note payable and deferred acquisition payments and a $0.4 million payment to the former Caere president and CEO in connection with the settlement of a non-competition and consulting agreement.

     Net cash used in financing activities for the twelve months ended December 31, 2003 consisted of the payment of $6.9 million (6.0 million euros) related to the 5.0 million euro note payable and 1.0 million euro deferred payment due in connection with the Philips acquisition, the payment of the $3.3 million note related to the acquisition of certain Lernout & Hauspie assets during 2001, a $1.6 million payment to the former Caere President and CEO in connection with the settlement of a non-competition and consulting agreement, $2.9 million of payments to repurchase outstanding common shares and the payment of $0.3 million related to outstanding equipment lines of credit. This was partially offset by proceeds of $5.5 million from an underwritten offering of our common stock in the first quarter of 2003 and proceeds of $4.4 million from the issuance of common stock in connection with employee stock compensation plans.

     On October 31, 2002, we entered into a two year Loan and Security Agreement (as amended, the "Loan Agreement") with Silicon Valley Bank (the "Bank") that consisted of a $10.0 million revolving loan (the "Credit Facility"). We amended this Loan and Security Agreement, as of March 31, 2004, through March 31, 2006. Under this amendment, we must comply with both a minimum adjusted quick ratio and minimum tangible net worth calculation, as defined in the Loan Agreement. Depending on our adjusted quick ratio, borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.0% or 0.75% (4.75% at September 30, 2004), as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time was amended to the lesser of $20.0 million or a borrowing base equal to the aggregate amounts of un-drawn on outstanding letters of credit, minus either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on the Company's adjusted quick ratio. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the two-year term loan. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, predominantly its accounts receivable, but not its intellectual property. As of September 30, 2004, we were in compliance with all covenants.

     As of September 30, 2004, no amounts were outstanding under the Credit Facility and $9.1 million was available for borrowing in addition to approximately $1.9 million previously committed under this line of credit for outstanding Letters of Credit. We can make no guarantees as to our ability to satisfy our future financial covenant calculations.

     For the nine months ended September 30, 2004, we paid a total of $1.6 million in severance payments, of which $0.3 million relates to the 2004 restructuring, $1.1 million relates to the March 2002 restructuring and $0.2 million relates to severance paid to the former Caere President and CEO, pursuant to a 2000 restructuring charge.

     At September 30, 2004, the remaining restructuring accrual from the current and prior restructuring activities amounted to $0.6 million. The balance is comprised of $0.2 million of lease exit costs and $0.4 million of employee-related severance costs, of which $0.1 million are for severance to the former Caere President and CEO, and $0.3 million is for severance costs related to actions taken during 2003 and 2004.

     The lease exit costs and severance due to the former Caere President and CEO will be paid through March 2005. Severance costs related to restructuring actions undertaken during 2003 and 2004 will be paid through March 2009.

     As part of the underwritten offering completed for L&H in February 2003, we sold 1,000,000 shares and raised approximately $3.8 million in gross proceeds. After considering offering costs, the estimated net proceeds equaled approximately $2.1 million. On March 11, 2003, the Company received approximately $3.8 million of net proceeds from the exercise of the over-allotment option of 1,072,500 shares granted to the underwriters as part of the underwritten offering.

     Although we generated $6.3 million of cash from operations for 2004 and ended the year with a cash balance of $23.0 million, a market- able securities balance of $7.4 million and long-term marketable securities of $17.4 million, there can be no assurance that we will be able to continue to generate cash from operations or secure additional equity or debt financing if required.

     In connection with the Philips Speech Processing Telephony and Voice Control Business Unit acquisition we issued a $27.5 million, zero interest convertible debenture due January 2006. Additionally, in connection with the SpeechWorks acquisition we acquired certain long-term lease obligations that begin to come due in the next 12-24 months. In connection with the ART acquisition, we agreed to pay approximately $10.0 million at closing, expected in January 2005, and $16.5 million in December 2005. In connection with the pending Phonetic acquisition, we agreed to (i) pay $17.5 million at closing, expected in February 2005, and $17.5 million 24 months after closing, (ii) make contingent payments of up to an additional $35.0 million in cash, in 2006 through 2008 if at all, upon the achievement of certain performance targets, and
(iii) issue unvested warrants to purchase 750,000 shares of our common stock that will vest, if at all, upon the achievement of certain performance targets. The cash consideration for these acquisitions is expected to be provided by existing cash, marketable securities, cash generated from operations, or debt or equity offerings. In connection with the Rhetorical acquisition, we paid approximately $4.9 million in cash on December 6, 2004.

     We believe that cash flows from future operations in addition to cash and marketable securities on hand will be sufficient to meet our working capital, investing, financing and contractual obligations, including the debt obligation issued in connection with the Philips acquisition, lease obligations assumed in the SpeechWorks acquisition, and cash obligations related to acquisitions completed subsequent to year end, as they become due for the foreseeable future. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenues, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on less than favorable terms.

CONTRACTUAL OBLIGATIONS

     The following table outlines our contractual payment obligations as of September 30, 2004:

                                                  PAYMENTS DUE BY PERIOD
                                  ------------------------------------------------------
CONTRACTUAL                                  LESS THAN      2-3       4-5      MORE THAN
OBLIGATIONS(1)                     TOTAL      1 YEAR       YEARS     YEARS      5 YEARS
--------------                    -------    ---------    -------    ------    ---------
                                                      (IN THOUSANDS)
Philips Convertible debenture...  $27,524          --     $27,524        --     $    --
Deferred payments for technology
  license.......................    2,714       2,714          --        --          --
Operating leases................   34,071       5,445       7,622     5,260      15,744
Equipment line of credit........      488         403          85        --          --
Standby letters of credit.......    1,458         344          46        44       1,024
Royalty commitments.............      833         485         245        33          70
Purchase commitments............    1,124       1,124          --        --          --
Imputed interest................       86          86          --        --          --
                                  -------     -------     -------    ------     -------
Total contractual cash
  obligations...................  $68,298     $10,601     $35,522    $5,337     $16,838

---------------

(1) Excludes the impact of the Art Advanced Recognition Technologies, Inc. ("ART"), Phonetic Systems Ltd. ("Phonetic") and Rhetorical Systems Ltd. ("Rhetorical") acquisitions. In connection with the ART acquisition, we agreed to pay approximately $10.0 million at closing (expected in the quarter ending March 31, 2005) and $16.5 million in December 2005. In connection with the Phonetic acquisition, we agreed to (i) pay $17.5 million at closing (expected in the quarter ended March 31, 2005) and $17.5 million 24 months after closing, (ii) make a contingent payment of up to an additional $35.0 million, if at all, upon the achievement of certain performance targets, and (iii) issue unvested warrants to purchase 750,000 shares of our common stock that will vest, if at all, upon the achievement of certain performance targets. The cash consideration for these acquisitions is expected to be provided by existing cash, marketable securities, cash generated from operations, or debt or equity offerings. In connection with the Rhetorical acquisition, we paid approximately $4.9 million in cash on December 6, 2004.

     At September 30, 2004, the Company has sub-leased certain office space to third parties. Total sub-lease income under contractual terms of $11.0 million, or approximately $1.0 million annually, which has not been reflected in the above operating lease contractual obligations, will be received through February 2016.

  OFF-BALANCE SHEET ARRANGEMENTS

     Through September 30, 2004, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

     On November 3, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 3.5 million euros of intercompany receivables from our Belgian subsidiary to the United States. The contract has a one year term that expired on November 1, 2004. On November 1, 2004 we renewed this forward hedge contract the renewed contract has a one year term expiring on November 1, 2005; however it is cancelable at our discretion.

     On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 7.5 million Singapore dollars of intercompany receivables from our Singapore subsidiary to the United States. The original contract expired on January 30, 2004. This contract was renewed on three month terms through October 29, 2004.

     As of September 30, 2004, we have a $0.6 million liability related to these contracts.

     With our increased international presence in a number of geographic locations and with international revenues projected to increase in 2005, we are exposed to changes in foreign currencies including the euro, Canadian dollar, Japanese yen and the Hungarian forint. Changes in the value of the euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenues and operating results.

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March, 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-6, "Participating Securities and Two -- Class Method under FASB Statement No. 128, Earnings per Share." EITF No. 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two class method of computing EPS. The adoption if EITF No. 03-06 did not have a material effect on our financial position or results of operations.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however certain elements of SFAS No. 150 have been deferred. The adoption of the provisions of SFAS No. 150, not deferred, did not have a material impact on our financial position or results of operations and we do not expect the adoption of the deferred elements of SFAS No. 150 to have a material impact on our financial position or results of operations.

     On December 16, 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective, upon us, beginning July 1,

2005. We have not yet completed our evaluation but we expect the adoption to have a material effect on our consolidated financial statements.

                                  RISK FACTORS

     You should carefully consider the risks described below when evaluating our company and when deciding whether to invest in us. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations and financial situation. Our business, financial condition and results of operations could be seriously harmed if any of these risks actually occurs. As a result, the trading price of our common stock may decline and you could lose part or all of your investment in our common stock.

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

     - VOLUME, TIMING AND FULFILLMENT OF CUSTOMER ORDERS;

     - RAPID SHIFTS IN DEMAND FOR PRODUCTS GIVEN THE HIGHLY CYCLICAL NATURE OF THE RETAIL SOFTWARE INDUSTRY;

     - THE LOSS OF, OR A SIGNIFICANT CURTAILMENT OF, PURCHASES BY ANY ONE OR MORE OF OUR PRINCIPAL CUSTOMERS;

     - CONCENTRATION OF OPERATIONS WITH ONE MANUFACTURING PARTNER AND ABILITY TO CONTROL EXPENSES RELATED TO THE MANUFACTURE, PACKAGING AND SHIPPING OF OUR BOXED SOFTWARE PRODUCTS;

     - CUSTOMERS DELAYING THEIR PURCHASING DECISIONS IN ANTICIPATION OF NEW VERSIONS OF PRODUCTS;

     - CUSTOMERS DELAYING, CANCELING OR LIMITING THEIR PURCHASES AS A RESULT OF THE THREAT OR RESULTS OF TERRORISM;

     - INTRODUCTION OF NEW PRODUCTS BY US OR OUR COMPETITORS;

     - SEASONALITY IN PURCHASING PATTERNS OF OUR CUSTOMERS, WHERE PURCHASES TEND TO SLOW IN THE FOURTH FISCAL QUARTER;

     - REDUCTION IN THE PRICES OF OUR PRODUCTS IN RESPONSE TO COMPETITION OR MARKET CONDITIONS;

     - RETURNS AND ALLOWANCE CHARGES IN EXCESS OF RECORDED AMOUNTS;

     - TIMING OF SIGNIFICANT MARKETING AND SALES PROMOTIONS;

     - WRITE-OFFS OF EXCESS OR OBSOLETE INVENTORY AND ACCOUNTS RECEIVABLE THAT ARE NOT COLLECTIBLE;

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

     WE HAVE GROWN, AND MAY CONTINUE TO GROW, THROUGH ACQUISITIONS, WHICH COULD DILUTE OUR EXISTING SHAREHOLDERS AND COULD INVOLVE SUBSTANTIAL INTEGRATION RISKS. As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions that would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Furthermore, our acquisition of the speech and language technology operations of Lernout & Hauspie Speech Products N.V. and certain of its affiliates, including L&H Holdings USA, Inc. (collectively, L&H), our acquisition of the Speech Processing Telephony and Voice Control business units from Philips, our acquisition of SpeechWorks International, Inc. and our acquisition of LocusDialog, Inc. required substantial integration and management efforts. Our recently completed acquisitions of Telelogue, Inc. and Rhetorical Systems Ltd. and our pending acquisitions of ART Advanced Recognition Technologies, Inc. and Phonetic Systems, Ltd. will likely pose similar challenges. Acquisitions of this nature involve a number of risks, including:

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

     WE HAVE A HISTORY OF OPERATING LOSSES, AND WE MAY INCUR LOSSES IN THE FUTURE, WHICH MAY REQUIRE US TO RAISE ADDITIONAL CAPITAL ON UNFAVORABLE
TERMS. We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported a net loss of $(9.4) million and $(5.5) million for the nine month period ended September 30, 2004 and the twelve months ended December 31, 2003, respectively. We had an accumulated deficit of $161.8 million at September 30, 2004. If we are unable to regain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

     PURCHASE ACCOUNTING TREATMENT OF OUR ACQUISITIONS COULD DECREASE OUR NET INCOME IN THE FORESEEABLE FUTURE, WHICH COULD HAVE A MATERIAL AND ADVERSE EFFECT ON THE MARKET VALUE OF OUR COMMON STOCK. Under accounting principles generally accepted in the United States of America, we have accounted for our acquisitions using the purchase method of accounting. Under purchase accounting, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill is not subject to amortization but is subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value.

     SALES OF OUR DOCUMENT AND PDF CONVERSION PRODUCTS AND OUR DIGITAL PAPER MANAGEMENT PRODUCTS REPRESENTED APPROXIMATELY 40% AND 31%, OF OUR REVENUE FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004, RESPECTIVELY, AND ANY REDUCTION IN REVENUE FROM THESE PRODUCT AREAS COULD SERIOUSLY HARM OUR BUSINESS. Historically, a small number of product areas have generated a substantial portion of our revenues. For the year ended December 31, 2003, our document and PDF conversion products represented approximately 26% of our revenue and our digital paper management products represented approximately 14% of our revenue. For the nine months ended September 30, 2004, our document and PDF conversion products represented approximately 19% of our revenue and our digital paper management products represented approximately 12% of our revenue. A significant reduction in the revenue contribution in absolute dollars from these product areas could seriously harm our business, results of operations, financial condition, cash flows and stock price.

     WE RELY ON A SMALL NUMBER OF DISTRIBUTION AND FULFILLMENT PARTNERS, INCLUDING 1450, DIGITAL RIVER AND, INGRAM MICRO, TO DISTRIBUTE MANY OF OUR PRODUCTS, AND ANY ADVERSE CHANGE IN OUR RELATIONSHIP WITH SUCH PARTNERS MAY ADVERSELY IMPACT OUR ABILITY TO DELIVER PRODUCTS. Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and Ingram Micro to serve this network of channel partners. For the nine months ended September 30, 2004, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 14% and 8% of our consolidated revenue, respectively. For the year ended December 31, 2003, Ingram Micro and Digital River, accounted for 16% and 13% of our consolidated revenue, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our ability to deliver products, and hence our results of operations in the short term. Any prolonged disruption for which we are unable to arrange alternative fulfillment capabilities could have a more sustained adverse impact on our results of operations.

     A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE IS CONCENTRATED AMONG OUR LARGEST CUSTOMERS, AND NON-PAYMENT BY ANY OF THEM WOULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. Although we perform ongoing credit evaluations of our distribution and fulfillment partners' financial condition and maintain reserves for potential credit losses, we do not require collateral or other form of security from our major customers to secure payment. While, to date, losses due to non-payment from customers have been within our expectations, we cannot assure you that instances or extent of non-payment will not increase in the future. At September 30, 2004, Ingram Micro, Tech Data and Digital River represented 4%, 2% and 3%, of our net accounts receivable, respectively. At December 31, 2003, Ingram Micro, Tech Data and Digital River represented 20%, 5% and 5%, of our net accounts receivable, respectively. If these or any of our other significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

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

     THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING, AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY. There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Within imaging, we compete directly with ABBYY, Adobe, I.R.I.S. and NewSoft. Within speech, we compete with AT&T, Fonix, IBM, Microsoft, Nuance and Philips. In speech, some of our partners such as Avaya, Cisco, Edify, Genesys and Nortel develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in both speech and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

     The competition in these markets could adversely affect our operating results by reducing the volume of the products we license or the prices we can charge. Some of our current or potential competitors, such as Adobe, IBM and Microsoft, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

     Some of our customers, such as IBM and Microsoft, have developed or acquired products or technologies that compete with our products and technologies. These customers may give higher priority to the sale of these competitive products or technologies. To the extent they do so, market acceptance and penetration of our products, and therefore our revenue, may be adversely affected.

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

     THE FAILURE TO SUCCESSFULLY IMPLEMENT, UPGRADE AND DEPLOY IN A TIMELY AND EFFECTIVE MANNER NEW INFORMATION SYSTEMS AND UPGRADES OF OUR FINANCE AND ACCOUNTING SYSTEMS TO ADDRESS CERTAIN ISSUES IDENTIFIED IN CONNECTION WITH OUR FISCAL 2004 YEAR-END AUDIT COULD HARM OUR BUSINESS. In connection with their audit of our 2004 consolidated financial statements, BDO Seidman, LLP, our independent registered public accounting firm advised management and our Audit Committee of the following significant deficiencies which do not individually or in the aggregate raise to the level of material weakness: The Company lacks the necessary corporate accounting resources to ensure consistently complete and accurate reporting of financial information which, when combined with the Company's need to realign and cross-train current finance and accounting personnel, has led to a dependence on key personnel in the organization, the loss of whom could impair the Company's ability to ensure consistently complete and accurate financial reporting. In certain circumstances the Company's accounting transactions, including related judgments and estimates, were not always supported in a timely manner by a sufficiently formal processes or sufficiently comprehensive documentation.

     In the third quarter of 2003, we commenced our Section 404 of the Sarbanes-Oxley Act compliance efforts. During 2004, we deployed Oracle 11i to process and report all of our general accounting functions in our three major locations (Peabody, Massachusetts, Belgium and Hungary). In 2005, we will implement additional modules to continue to enhance the functionality of our Oracle implementation. We are also currently in the process of augmenting current processes, repositioning current finance and accounting personnel and recruiting additional personnel to ensure consistently complete and accurate reporting of financial information and to reduce our dependence on key personnel in our finance and accounting organization. We currently expect these efforts to extend into the second half of fiscal 2005. While we believe that these actions will address the conditions raised by BDO, we have been and will continue to be required to devote substantial resources to these activities during 2005. Failure to successfully implement these systems or formalize and document these processes and controls in a timely, effective and efficient manner could result in the disruption of our operations, our inability to comply with our Sarbanes-Oxley obligations and the inability to report our financial results in a timely manner, particularly given the added requirements associated with the integration of our recently completed acquisitions of Telelogue, Inc. and Rhetorical Systems Ltd. and our pending acquisitions of ART Advanced Recognition Technologies, Inc. and Phonetic Systems Ltd., further accelerated filing deadlines mandated by the SEC and the requirements of Section 404 of the Sarbanes-Oxley Act.

     A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM SALES IN EUROPE AND ASIA. OUR RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH THESE AND OTHER INTERNATIONAL REGIONS. Since we license our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. Reported international revenue for the year ended December 31, 2003 and the nine months ended September 30, 2004 represented 28% and 30% of our consolidated revenue for those periods, respectively. Most of these international revenues are generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with the Philips acquisition, we added an additional research and development location in Germany, and in connection with the acquisition of Locus Dialog, we added an additional research and development location in Montreal, Canada. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

     - CHANGES IN A SPECIFIC COUNTRY'S OR REGION'S ECONOMIC CONDITIONS;

     - GEOPOLITICAL TURMOIL, INCLUDING TERRORISM AND WAR;

     - TRADE PROTECTION MEASURES AND IMPORT OR EXPORT LICENSING REQUIREMENTS IMPOSED BY THE UNITED STATES OR BY OTHER COUNTRIES;

     - COMPLIANCE WITH FOREIGN AND DOMESTIC LAWS AND REGULATIONS;

     - NEGATIVE CONSEQUENCES FROM CHANGES IN APPLICABLE TAX LAWS;

     - DIFFICULTIES IN STAFFING AND MANAGING OPERATIONS IN MULTIPLE LOCATIONS IN MANY COUNTRIES;

     - DIFFICULTIES IN COLLECTING TRADE ACCOUNTS RECEIVABLE IN OTHER COUNTRIES; AND

     - LESS EFFECTIVE PROTECTION OF INTELLECTUAL PROPERTY.

     WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES. Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations on intercompany balances with our foreign subsidiaries. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Hedges are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenues projected to increase in fiscal 2005, we are exposed to changes in foreign currencies including the euro, Canadian dollar, Japanese yen and the Hungarian forint. Changes in the value of the euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenues and operating results.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND TECHNOLOGY

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

     On September 9, 2004, BIS Advanced Software Systems, Ltd. ("BIS") filed an action against us in the United States District Court for the District of Massachusetts claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, BIS alleges that the Company is infringing United States Patent No. 6,401,239 entitled "System and Method for Quick Downloading of Electronic Files." We believe this claim has no merit, and we intend to defend the action vigorously.

     On August 5, 2004, Compression Labs, Inc. filed an action against us in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Compression Labs alleges that we are infringing United States Patent No. 4,698,672 entitled

"Coding System for Reducing Redundancy." We believe this claim has no merit, and we intend to defend the action vigorously.

     On April 23, 2004, Millennium L.P. filed an action against us in the United States District Court for the Southern District of New York claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Millennium alleges that we are infringing United States Patent No. 5,258,855 entitled "Information Processing Methodology"; No. 5,369,508 entitled "Information Processing Methodology"; No. 5,625,465 entitled "Information Processing Methodology"; No. 5,768,416 entitled "Information Processing Methodology"; and No. 6,094,505 entitled "Information Processing Methodology." We filed an Answer on June 17, 2004. We believe this claim has no merit, and we intend to defend the action vigorously.

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

     On November 27, 2002, AllVoice Computing plc filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that we are infringing United States Patent No. 5,799,273 entitled "Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed" (the "273 Patent"). The "273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although we has several products in the speech recognition technology field, we believe that our products do not infringe the "273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. We filed an Answer on December 23, 2002. We believe this claim has no merit and we intend to defend the action vigorously.

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

RISKS RELATED TO OUR CORPORATE STRUCTURE, ORGANIZATION AND COMMON STOCK

     THE HOLDINGS OF OUR TWO LARGEST STOCKHOLDERS MAY ENABLE THEM TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL. On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. As of September 30, 2004, Warburg Pincus beneficially owned approximately 11.2% of our outstanding common stock, including warrants exercisable for up to 3,025,732 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. The State of Wisconsin Investment Board ("SWIB") is our second largest stockholder, owning approximately 9.2% of our common stock as of September 30, 2004. Because of their large holdings of our capital stock relative to other stockholders, Warburg Pincus and SWIB, acting individually or together, have a strong influence over matters requiring approval by our stockholders.

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

EXCHANGE RATE SENSITIVITY

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

     In connection with the Philips acquisition on January 30, 2003, we entered into a forward hedge in the amount of $5.3 million to cover our obligation to pay the 5.0 million euro promissory note (Philips Note) issued as part of the acquisition. On August 26, 2003, we entered into a forward exchange contract to hedge the foreign currency exposure of our 1.0 million euro note payable to Philips. As both the 5.0 million euro promissory note and 1.0 million euro note payable to Philips were paid prior to December 31, 2003, the related forward hedge and forward exchange contract were terminated.

     On November 3, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 3.5 million euros of inter-company receivables from our Belgian subsidiary to the United States. The contract had a one-year term that expired on November 1, 2004. On November 1, 2004, we renewed this forward hedge contract. The renewed contract has a one year term expiring on November 1, 2005; however it is cancelable at our discretion.

     On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 7.5 million Singapore dollars of inter-company receivables from our Singapore subsidiary to the United States. The original contract expired on January 30, 2004. This contract was renewed on three month terms through October 29, 2004.

     As of September 30, 2004, we have a $0.6 million liability related to these contracts.

     While the contract amounts of derivative instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to changes in foreign currency exchange rates. Because the terms of the derivative instrument and underlying exposure are matched generally at inception, changes in foreign currency exchange rates should not expose us to significant losses in earnings or net cash outflows when exposures are properly hedged, but could have an adverse impact on liquidity.

INTEREST RATE SENSITIVITY

     We are exposed to interest rate risk as a result of our significant cash and cash equivalent and short and long-term marketable securities holdings. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.

     At September 30, 2004, we held $23.0 million of cash and cash equivalents, $7.4 million of short-term marketable securities and $17.4 million of long-term marketable securities. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term and long-term marketable securities consist primarily of government agency and corporate securities. Due to the low current market yields and relatively short -term nature of our investments, a hypothetical increase in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 SCANSOFT, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 SCANSOFT, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Reports of Independent Registered Public Accounting Firms...   42
  Consolidated Balance Sheets...............................   44
  Consolidated Statements of Operations.....................   45
  Consolidated Statements of Stockholders' Equity...........   46
  Consolidated Statements of Cash Flows.....................   47
  Notes to Consolidated Financial Statements................   48

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ScanSoft, Inc.:

     We have audited the accompanying consolidated balance sheet of ScanSoft, Inc. and subsidiaries as of September 30, 2004 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the nine months then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ScanSoft, Inc. and subsidiaries at September 30, 2004, and the results of their operations and their cash flows for the nine months then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Boston, Massachusetts
January 5, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ScanSoft, Inc.:

     In our opinion, the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2003 (appearing on pages 44 through 47 of the ScanSoft, Inc. Annual Report on Form 10-K/T) present fairly, in all material respects, the financial position, results of operations and cash flows of ScanSoft, Inc. and its subsidiaries at December 31, 2003 and for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, MA
February 26, 2004

                                 SCANSOFT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  22,963      $  42,584
  Marketable securities (Note 4)............................        7,373             --
  Accounts receivable, less allowances of $11,308 and
     $10,200, respectively (Note 3).........................       36,523         40,271
  Receivables from related parties (Note 21)................           --          2,133
  Inventory.................................................          373            427
  Prepaid expenses and other current assets.................        6,256          9,264
                                                                ---------      ---------
     Total current assets...................................       73,488         94,679
  Long-term marketable securities (Note 4)..................       17,355             --
  Goodwill..................................................      246,424        243,266
  Other intangible assets, net..............................       43,898         54,286
  Property and equipment, net...............................        7,985          6,977
  Other assets..............................................        3,503          2,732
                                                                ---------      ---------
     Total assets...........................................    $ 392,653      $ 401,940
                                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   8,018      $   7,244
  Accrued compensation......................................        7,407          7,871
  Accrued expenses (Note 7).................................       12,710         13,481
  Deferred revenue..........................................       10,529         13,672
  Note payable (Note 9).....................................          457            904
  Deferred payment obligation for technology license........        2,760          2,754
  Other current liabilities.................................        3,667          4,448
                                                                ---------      ---------
     Total current liabilities..............................       45,548         50,374
Deferred revenue............................................          147            490
Long-term notes payable, net of current portion.............       27,700         27,859
Deferred tax liability......................................        2,123          1,264
Other liabilities (Notes 5 and 10)..........................       15,390         18,727
                                                                ---------      ---------
     Total liabilities......................................       90,908         98,714
                                                                ---------      ---------
Commitments and contingencies (Notes 9, 11, 14, 18, 19 and
  22)
Stockholders' equity:
  Series B preferred stock, $0.001 par value; 40,000,000
     shares authorized; 3,562,238 shares issued and
     outstanding (liquidation preference $4,631)............        4,631          4,631
  Common stock, $0.001 par value; 140,000,000 shares
     authorized; 108,604,686 and 105,327,485 shares issued
     and 105,833,179 and 102,592,019 shares outstanding,
     respectively...........................................          109            105
  Additional paid-in capital................................      476,206        464,350
  Treasury stock, at cost (2,771,507 and 2,735,466 shares,
     respectively)..........................................      (11,071)       (10,925)
  Deferred compensation.....................................       (5,465)        (1,743)
  Accumulated other comprehensive loss......................         (843)          (748)
  Accumulated deficit.......................................     (161,822)      (152,444)
                                                                ---------      ---------
     Total stockholders' equity.............................      301,745        303,226
                                                                ---------      ---------
     Total liabilities and stockholders' equity.............    $ 392,653      $ 401,940
                                                                =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,           YEAR ENDED DECEMBER 31,
                                                -----------------------------   -----------------------
                                                    2004            2003           2003         2002
                                                -------------   -------------   ----------   ----------
                                                                 (UNAUDITED)
REVENUES:
Revenue, third parties........................    $ 95,765         $84,214       $128,681     $101,524
Revenue, related parties (Note 24)............       1,955           4,315          6,718        5,095
Professional services.........................      33,187              --             --           --
                                                  --------         -------       --------     --------
     Total revenue............................     130,907          88,529        135,399      106,619
                                                  --------         -------       --------     --------
COSTS AND EXPENSES:
Cost of revenue:
  Cost of revenue.............................      10,348          15,643         26,123       16,419
  Cost of professional services(1)............      22,949              --             --           --
  Cost of revenue from amortization of
     intangible assets........................       8,431           7,481         10,516        9,470
                                                  --------         -------       --------     --------
     Total cost of revenue....................      41,728          23,124         36,639       25,889
                                                  --------         -------       --------     --------
Gross Margin..................................      89,179          65,405         98,760       80,730
Operating expenses:
  Research and development(1).................      26,162          25,070         33,938       27,633
  Sales and marketing(1)......................      49,134          31,221         48,706       32,990
  General and administrative(1)...............      17,807          11,481         16,258       10,678
  Amortization of other intangible assets.....       1,967           1,446          2,297        1,682
  Stock-based compensation expense(1).........       1,301             155            330          103
  Restructuring and other charges, net(1).....         801           3,065          3,693        1,041
                                                  --------         -------       --------     --------
     Total operating expenses.................      97,172          72,438        105,222       74,127
                                                  --------         -------       --------     --------
Income (loss) from operations.................      (7,993)         (7,033)        (6,462)       6,603
Other income (expense):
  Interest income.............................         429             288            465          354
  Interest expense............................        (340)           (421)          (793)        (369)
  Other (expense) income, net.................        (141)            791          1,003           (1)
                                                  --------         -------       --------     --------
Income (loss) before income taxes.............      (8,045)         (6,375)        (5,787)       6,587
Provision for (benefit from) income taxes.....       1,333             473           (269)         254
                                                  --------         -------       --------     --------
Net income (loss).............................    $ (9,378)        $(6,848)      $ (5,518)    $  6,333
                                                  ========         =======       ========     ========
Net income (loss) per share, basic and
  diluted.....................................    $  (0.09)        $ (0.10)      $  (0.07)    $   0.09
                                                  ========         =======       ========     ========
Weighted average common shares outstanding....     103,780          71,286         78,398       67,010
                                                  ========         =======       ========     ========
Weighted average common shares outstanding....     103,780          71,286         78,398       72,796
                                                  ========         =======       ========     ========

---------------

(1) Includes stock-based compensation expense as follows:

                                                        NINE MONTHS
                                                           ENDED            YEAR ENDED
                                                       SEPTEMBER 30,       DECEMBER 31,
                                                    --------------------   -------------
                                                     2004       2003       2003    2002
                                                    ------   -----------   -----   -----
                                                             (UNAUDITED)
Cost of revenue...................................      --         4         11      --
Cost of professional services.....................      66        --         --      --
Research and development..........................     228         4         15      --
Selling and marketing.............................     420        59        116      --
General and administrative........................     587        88        188     103
Restructuring and other charges, net..............     231        --         --      --
                                                    ------      ----       ----    ----
                                                    $1,532      $155       $330    $103
                                                    ======      ====       ====    ====

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME/(LOSS)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                                              ------------------   --------------------    PAID-IN
                                                               SHARES     AMOUNT     SHARES      AMOUNT    CAPITAL
                                                              ---------   ------   -----------   ------   ----------
Balance at December 31, 2001................................  3,562,238    4,631    62,754,211      63      264,893
Issuance of common stock under employee stock-based
 compensation plans.........................................                         1,449,484       1        2,682
Issuance of common stock in connection with AudioMining
 acquisition................................................                           121,359                  638
Issuance of common stock in private placement...............                         1,000,000       1        5,592
Issuance of common stock issued to L&H in connection with
 registration rights as amended.............................                           150,000       1           (1)
Issuance of common stock in connection with settlement of
 note payable...............................................                            65,100                  336
Compensation expense associated with restricted stock.......
Recognition of liability in connection with the settlement
 of a stock price guarantee.................................                                                 (4,282)
Repurchase of common stock at cost..........................
Comprehensive income:
 Net income.................................................
 Foreign currency translation adjustment....................
 Comprehensive income.......................................
                                                              ---------   ------   -----------    ----     --------
Balance at December 31, 2002................................  3,562,238    4,631    65,540,154      66      269,858
Issuance of common stock under employee stock-based
 compensation plans.........................................                         2,856,251       2        4,432
Issuance of common stock in public offering, net of offering
 costs of $2,375............................................                         2,072,500       2        5,493
Issuance of common stock, restricted common, and warrants in
 connection with SpeechWorks acquisition....................                        32,499,942      33      170,904
Issuance of restricted stock................................                           300,000      --        1,176
Issuance of warrants in connection with acquisition of
 intellectual property assets...............................                                                    120
Issuance of common stock in connection with LocusDialog
 Acquisition................................................                         2,328,638       2       12,367
Compensation expense associated with restricted stock.......
Repurchase of common stock at cost..........................
Comprehensive loss:
 Net loss...................................................
 Foreign currency translation adjustment....................
 Comprehensive loss.........................................
                                                              ---------   ------   -----------    ----     --------
Balance at December 31, 2003................................  3,562,238   $4,631   105,327,485    $105     $464,350
                                                              =========   ======   ===========    ====     ========
Issuance of common stock under employee stock-based
 compensation plans.........................................                         2,570,697       3        6,221
Issuance of restricted stock................................                           706,504       1        5,253
Issuance of warrant.........................................                                                    382
Compensation expense associated with restricted stock.......
Repurchase of common stock at cost..........................
Comprehensive loss:
 Net loss...................................................
 Unrealized loss on marketable securities...................
 Foreign currency translation adjustment....................
 Comprehensive loss.........................................
                                                              ---------   ------   -----------    ----     --------
Balance at September 30, 2004...............................  3,562,238   $4,631   108,604,686    $109     $476,206
                                                              =========   ======   ===========    ====     ========

                                                                                                     ACCUMULATED
                                                                 TREASURY STOCK                         OTHER
                                                              --------------------     DEFERRED     COMPREHENSIVE   ACCUMULATED
                                                               SHARES     DOLLARS    COMPENSATION       LOSS          DEFICIT
                                                              ---------   --------   ------------   -------------   -----------
Balance at December 31, 2001................................    656,000     (1,031)       (276)          (487)       $(153,259)
Issuance of common stock under employee stock-based
 compensation plans.........................................
Issuance of common stock in connection with AudioMining
 acquisition................................................
Issuance of common stock in private placement...............
Issuance of common stock issued to L&H in connection with
 registration rights as amended.............................
Issuance of common stock in connection with settlement of
 note payable...............................................
Compensation expense associated with restricted stock.......                               103
Recognition of liability in connection with the settlement
 of a stock price guarantee.................................
Repurchase of common stock at cost..........................  1,461,378     (7,000)
Comprehensive income:
 Net income.................................................                                                             6,333
 Foreign currency translation adjustment....................                                              440
 Comprehensive income.......................................
                                                              ---------   --------     -------          -----        ---------
Balance at December 31, 2002................................  2,117,378     (8,031)       (173)           (47)        (146,926)
Issuance of common stock under employee stock-based
 compensation plans.........................................
Issuance of common stock in public offering, net of offering costs of $2,375............................................
Issuance of common stock, restricted common, and warrants in
 connection with SpeechWorks acquisition....................                              (724)
Issuance of restricted stock................................                            (1,176)
Issuance of warrants in connection with acquisition of
 intellectual property assets...............................
Issuance of common stock in connection with LocusDialog
 Acquisition................................................
Compensation expense associated with restricted stock.......                               330
Repurchase of common stock at cost..........................    618,088     (2,894)
Comprehensive loss:
 Net loss...................................................                                                            (5,518)
 Foreign currency translation adjustment....................                                             (701)
 Comprehensive loss.........................................
                                                              ---------   --------     -------          -----        ---------
Balance at December 31, 2003................................  2,735,466   $(10,925)    $(1,743)         $(748)       $(152,444)
                                                              =========   ========     =======          =====        =========
Issuance of common stock under employee stock-based
 compensation plans.........................................
Issuance of restricted stock................................      4,000                 (5,254)
Issuance of warrant.........................................
Compensation expense associated with restricted stock.......                             1,532
Repurchase of common stock at cost..........................     32,041       (146)
Comprehensive loss:
 Net loss...................................................                                                            (9,378)
 Unrealized loss on marketable securities...................                                             (140)
 Foreign currency translation adjustment....................                                               45
 Comprehensive loss.........................................
                                                              ---------   --------     -------          -----        ---------
Balance at September 30, 2004...............................  2,771,507   $(11,071)    $(5,465)         $(843)       $(161,822)
                                                              =========   ========     =======          =====        =========


                                                                  TOTAL       COMPREHENSIVE
                                                              STOCKHOLDERS'      INCOME
                                                                 EQUITY          (LOSS)
                                                              -------------   -------------
Balance at December 31, 2001................................     114,534
Issuance of common stock under employee stock-based
 compensation plans.........................................       2,683
Issuance of common stock in connection with AudioMining
 acquisition................................................         638
Issuance of common stock in private placement...............       5,593
Issuance of common stock issued to L&H in connection with
 registration rights as amended.............................
Issuance of common stock in connection with settlement of
 note payable...............................................         336
Compensation expense associated with restricted stock.......         103
Recognition of liability in connection with the settlement
 of a stock price guarantee.................................      (4,282)
Repurchase of common stock at cost..........................      (7,000)
Comprehensive income:
 Net income.................................................       6,333           6,333
 Foreign currency translation adjustment....................         440             440
                                                                                 -------
 Comprehensive income.......................................                       6,773
                                                                --------         =======
Balance at December 31, 2002................................     119,378
Issuance of common stock under employee stock-based
 compensation plans.........................................       4,434
Issuance of common stock in public offering, net of offering
 costs of $2,375............................................       5,495
Issuance of common stock, restricted common, and warrants in
 connection with SpeechWorks acquisition....................     170,213
Issuance of restricted stock................................          --
Issuance of warrants in connection with acquisition of
 intellectual property assets...............................         120
Issuance of common stock in connection with LocusDialog
 Acquisition................................................      12,369
Compensation expense associated with restricted stock.......         330
Repurchase of common stock at cost..........................      (2,894)
Comprehensive loss:
 Net loss...................................................      (5,518)         (5,518)
 Foreign currency translation adjustment....................        (701)           (701)
                                                                                 -------
 Comprehensive loss.........................................                     $(6,219)
                                                                --------         =======
Balance at December 31, 2003................................    $303,226
                                                                ========
Issuance of common stock under employee stock-based
 compensation plans.........................................       6,224
Issuance of restricted stock................................
Issuance of warrant.........................................         382
Compensation expense associated with restricted stock.......       1,532
Repurchase of common stock at cost..........................        (146)
Comprehensive loss:
 Net loss...................................................      (9,378)         (9,378)
 Unrealized loss on marketable securities...................        (140)           (140)
 Foreign currency translation adjustment....................          45              45
                                                                                 -------
 Comprehensive loss.........................................                     $(9,473)
                                                                --------         =======
Balance at September 30, 2004...............................    $301,745
                                                                ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         NINE MONTHS     NINE MONTHS
                                                            ENDED           ENDED       YEAR ENDED DECEMBER 31,
                                                        SEPTEMBER 30,   SEPTEMBER 30,   -----------------------
                                                            2004            2003          2003         2002
                                                        -------------   -------------   --------   ------------
                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).....................................    $ (9,378)        $(6,848)     $ (5,518)    $ 6,333
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation......................................       2,919           1,549         2,443       2,007
    Amortization of other intangible assets...........      10,399           8,927        12,813      11,152
    Accounts receivable allowances....................       1,285             540           898         370
    Gain on disposal or sale of property and
      equipment.......................................          --              --            --         (30)
    Non-cash portion of restructuring charges.........         395              69            89         113
    Stock-based compensation..........................       1,301             155           330         103
    Foreign exchange gain (loss)......................         113             (71)         (959)         --
    Non-cash interest expense.........................         199             168           146          --
    Deferred tax provision............................         859           1,441         1,264          --
    Changes in operating assets and liabilities, net
      of effects from acquisitions:
    Accounts receivable...............................       4,990          (1,151)      (10,193)     (2,921)
    Inventory.........................................          57           1,010         1,503        (456)
    Prepaid expenses and other current assets.........        (229)           (917)          737      (1,372)
    Other assets......................................        (738)           (371)          878      (2,738)
    Accounts payable..................................         553          (2,720)       (1,799)        532
    Accrued expenses..................................      (2,147)            810        (2,166)      1,166
    Other liabilities.................................      (1,563)           (143)          168          --
    Deferred revenue..................................      (2,757)            536         4,561      (1,916)
                                                          --------         -------      --------     -------
      Net cash provided by operating activities.......       6,258           2,984         5,195      12,343
                                                          --------         -------      --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment.....      (3,281)         (1,441)       (2,898)     (2,410)
  Proceeds from sale of property and equipment........          --              --            --          42
  Cash received (paid) for acquisitions, including
    transaction costs.................................        (734)         31,347        32,568      (3,606)
  Cash expenditures for licensing agreements..........          --          (6,113)       (6,113)         --
  Maturities of marketable securities.................         260              --           553          --
  Purchases of marketable securities..................     (24,960)             --            --          --
                                                          --------         -------      --------     -------
    Net cash provided by (used in) investing
      activities......................................     (28,715)         23,793        24,110      (5,974)
                                                          --------         -------      --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of capital lease obligation................          --              --            --        (320)
  Payments associated with licensing agreements.......      (2,800)             --            --          --
  Payment of note payable and deferred acquisition
    payments..........................................        (721)         (3,273)      (10,514)       (641)
  Purchase of treasury stock..........................        (146)         (1,832)       (2,894)     (7,000)
  Payments under deferred payment agreement...........        (410)         (1,230)       (1,640)     (2,233)
  Proceeds from issuance of common stock warrants.....         625              --            --          --
  Proceeds from issuance of common stock, net of
    issuance costs....................................          --           6,767         5,495       5,593
  Proceeds from issuance of common stock under
    employee stock-based compensation plans...........       6,146           2,053         4,434       2,683
                                                          --------         -------      --------     -------
      Net cash provided by (used in) financing
        activities....................................       2,694           2,485        (5,119)     (1,918)
                                                          --------         -------      --------     -------
Effects of exchange rate changes on cash and cash
  equivalents.........................................         142            (630)         (455)         78
                                                          --------         -------      --------     -------
Net (decrease) increase in cash and cash
  equivalents.........................................     (19,621)         28,632        23,731       4,529
Cash and cash equivalents at beginning of period......      42,584          18,853        18,853      14,324
                                                          --------         -------      --------     -------
Cash and cash equivalents at end of period............    $ 22,963         $47,485      $ 42,584     $18,853
                                                          ========         =======      ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRESENTATION

     ScanSoft, Inc. was incorporated as Visioneer, Inc. in 1992. In 1999, the Company changed its name to ScanSoft, Inc. and ticker symbol to SSFT. On December 12, 2001, the Company acquired the speech and language technologies operations of Lernout & Hauspie Speech Products, N.V. (L&H). On January 30, 2003, the Company acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units, and related intellectual property ("Philips"). On August 11, 2003, the Company acquired SpeechWorks International, Inc. ("SpeechWorks"). On December 19, 2003, the Company acquired LocusDialog, Inc. ("LocusDialog"). On June 15, 2004, the Company acquired Telelogue, Inc. ("Telelogue"). The acquisitions of L&H, Philips, SpeechWorks, LocusDialog, Telelogue and Brand & Groeber Communcations Gbr ("B&G") were accounted for under the purchase method of accounting and, accordingly, the results of operations from the acquired businesses have been included in the Company's financial statements as of the acquisition dates.

     When we refer to "we" or "ScanSoft" or "the Company" in these financial statements. Such terms are meant to indicate ScanSoft, Inc., including all of its consolidated subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Change in Fiscal Year

     On October 23, 2004 the Company's Board of Directors approved a change in the Company's fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in the consolidated financial statements to the period ended September 30, 2004 refer to the nine months ended September 30, 2004, whereas the years ended December 31, 2003 and 2002 are referred to as fiscal 2003 and 2002, respectively. The interim statement of operations for the nine months ended September 30, 2003 is unaudited and, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the nine months ended September 30, 2003.

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, ScanSoft evaluates its estimates and judgments, including those related to revenue recognition, the costs to complete the development of custom software applications and valuation allowances (specifically sales returns and other allowances); accounting for patent legal defense costs; the valuation of goodwill, other intangible assets and tangible long-lived assets, estimates used in accounting for acquisitions; assumptions used in valuing stock-based compensation instrument, evaluation loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. ScanSoft bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

  Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

                                 SCANSOFT, INC.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the local currency, with the exception of the Company's subsidiary in Budapest, Hungary for which the functional currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries that are denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss), which is a separate component of stockholders' equity, except for Budapest for which foreign currency translation adjustments are recorded in other income (expense). Foreign currency transaction gains and losses are included in results of operations. The Company reported in other income (expense), a net foreign currency transaction loss and other translation loss of $0.3 million for the nine months ended September 20, 2004 and a $1.2 million gain for the year ended 2003. Foreign currency translation and transaction gains and losses were insignificant in 2002.

  Foreign Currency Risk Management

     In certain circumstances, the Company enters into forward exchange contracts to hedge against foreign currency fluctuations. These contracts are used to reduce the Company's risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation. Hedges of underlying exposures are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts representing cash flow hedges qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. Gains and losses on forward exchange contracts that qualify for hedge accounting are recognized as other comprehensive income (loss) in stockholders' equity, along with the associated losses and gains on the hedged item. As the terms of the forward exchange contract and underlying exposure are matched generally at inception, hedging effectiveness is calculated by comparing the change in fair value of the contract to the change in fair value of the underlying exposure. To date the Company has not incurred any significant gains or losses associated with hedge ineffectiveness.

     On January 30, 2003, the Company entered into a forward exchange contract to hedge the foreign currency exposure of its 5.0 million euro note payable to Philips (Note 19). The contract and the note payable each had a term that expired on December 31, 2003. On August 26, 2003, the Company entered into a forward exchange contract to hedge the foreign currency exposure of its 1.0 million euro payable to Philips. The contract and the payable each had a term that expired on December 31, 2003. Prior to December 31, 2003, the Company made payments to Philips in satisfaction of these obligations and the related forward hedges were also terminated.

  Revenue Recognition

     As a result of SpeechWorks acquisition in August 2003, professional services became a material component of our business. As a result of this and the implementation of Oracle, in January 2004, we began to separately track and disclose professional services revenues and cost of revenue. Prior to 2004, we did not separately disclose professional services revenue and cost of revenue as they were immaterial and it is not practical to reclassify these revenues and associated costs retroactively.

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions", SOP 81-1 Accounting for Performance of Construction Type and Certain Performance Type Contracts and the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104") and Emerging Issues Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given by a Vendor (Including a Reseller of the Vendors

                                 SCANSOFT, INC.

Products)" and FASB 48 ("FAS 48"), "Revenue Recognition when Right of Return Exists". In general we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence ("VSOE") exists for any undelivered elements. We reduce revenue recognized for estimated future returns, price protection and rebates, and certain marketing funds at the time the related revenue is recorded.

     Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. The Company has not aggregated and analyzed historical returns from distributor and resellers to form a basis in order to estimate the future sales returns by distributor and resellers. As a result, the Company recognizes revenue from sales to these distributors and resellers when the distributor and reseller has sold products through to retailers and end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable for the sales price of all inventories subject to return.

     The Company also makes an estimate of sales returns by retailers or end users directly or through its distributors or resellers based on historical returns experience. The Company has aggregated and analyzed historical returns from retailers and end users which forms the basis of its estimate of future sales returns by retailers or end users. In accordance with FAS 48, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company's results of operations for the period in which the actual returns become known.

     Revenue from royalties on sales of the Company's products by OEMs to third parties, where no services are included, is typically recognized upon delivery to the third party when such information is available, or when the Company is notified by the OEM that such royalties are due as a result of a sale, provided that all other revenue recognition criteria are met.

     When the Company provides professional services considered essential to the functionality of the software, such as custom application development for a fixed fee, it recognizes revenue from the fees for such services and any related software licenses based on the percentage-of-completion method in accordance with SOP 81-1. The Company generally determines the percentage-of-completion by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. The Company considers labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

     When the Company provides services on a time and materials basis, it recognizes revenue as it performs the services based on actual time incurred.

     Other professional services not considered essential to the functionality of the software are limited and primarily include training and feasibility studies, which are recognized as revenue when the related services are performed. When the Company provides software support and maintenance services, it recognizes the revenue ratably over the term of the related contracts, typically one year.

     The Company may sell, under one contract or related contracts, software licenses, custom software applications and other services considered essential to the functionality of the software and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on VSOE of its fair value and additionally based upon stated renewal rates. The remainder of the total contract value is then attributed to the software license and related professional services, which are typically recognized as revenue using the percentage-of-completion method. As a result, discounts inherent in the total

                                 SCANSOFT, INC.

contract value are attributed to the software license and related professional services. The Company may sell, under one contract or related contracts, software licenses, a maintenance and support arrangement and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on VSOE of their fair values. The remainder of the contract value is attributed to the software licenses, which are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met. As a result, discounts inherent in the total contract value are attributed to the software licenses.

     The Company follows the guidance of EITF No. 01-09, in determining whether consideration given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

     - The Company receives an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer's purchase of the Company's products and services such that the Company could have purchased the products from a third party, and

     - The Company can reasonably estimate the fair value of the benefit received.

     Consideration, including that in the form of the Company's equity instruments (if applicable), is recorded as a reduction of revenue, to the extent the Company has recorded cumulative revenue from the customer or reseller has resulted in a $0.3 million, $0.2 million and $0.3 million reduction in total revenue for the nine months ended September 30, 2004 and for the years ended 2003 and 2002, respectively.

     The Company follows the guidance of EITF Issue No. 01-14, Income Statement Characterization of Reimbursements for "Out-of-Pocket" Expenses Incurred, and records reimbursements received for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, hotel stays and out-of-town meals.

  Cost of Revenue

     As a result of SpeechWorks acquisition in August 2003, professional services became a material component of our business. As a result of this and the implementation of Oracle, in January 2004, the company began to separately track and disclose professional services revenues and cost of revenue. Prior to 2004, it did not separately disclose professional services revenue and cost of revenue as they were immaterial and it is not practical to reclassify these revenues and associated costs retrospectively.

     For the nine month period ended September 30, 2004, cost or revenue consists primarily of material and fulfillment costs and third-party royalties. Cost of professional services revenue consists primarily of salaries for professional consulting staff, salaries for product support personnel, and engineering costs associated with certain contracts which were accounted for under percentage-of-completion method of accounting.

     Cost of revenue for the nine months ended September 30, 2003 and the years ended December 31, 2003 and 2002, consists of material and fulfillment costs, third-party royalties, salaries for product support personnel, and engineering costs associated with certain contracts which were accounted for under percentage-of-completion method of accounting.

  Costs of Revenue from Amortization of Intangible Assets

     Cost of revenue from amortization of intangible assets includes the amortization of acquired patents and core and completed technology.

                                 SCANSOFT, INC.

  Stock-based Compensation

     Stock-based compensation expenses result from non-cash charges for common shares, including restricted common shares of stock, issued with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.

  Cash Equivalents

     Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less at the date of acquisition. The Company invests primarily in commercial paper and money market funds.

     During the nine months ended September 30, 2004, the Company escrowed approximately $0.4 million of cash as a result of a dispute with one of its vendors. The Company is working to resolve this dispute at which time the escrow will be returned to the Company or released from escrow.

  Accounts Receivable

     The Company establishes reserves against its accounts receivable for potential credit losses when it determines receivables are at risk for collection based upon the length of time the receivables are outstanding as well as various other criteria. Receivables are written off against these reserves in the period they are determined to be uncollectible.

  Inventory

     Inventory consists of finished goods, primarily of software media and user manuals, and is stated at the lower of cost (determined on a first-in, first-out basis) or market value.

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

  Long-lived Tangible and Intangible Assets and Goodwill

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

                                 SCANSOFT, INC.

     - A decline in the Company's market capitalization below net book value.

     Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position in the reporting period identified.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets or SFAS 142. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the assessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company has assessed the useful lives of its existing intangible assets, other than goodwill, and believes that estimated useful lives remain appropriate. In addition, the Company has determined that it operates in one reporting unit. As a result, the fair value of the reporting unit was determined using the Company's market capitalization as of July 1, 2004 and November 1, 2003. As the fair value of the reporting unit as of these dates was in excess of the carrying amount of the net assets, the Company concluded that its goodwill was not impaired. No further analysis was required under SFAS 142.

     The Company uses the market value approach on an enterprise level basis to determine fair value in the initial step of its goodwill impairment test. Based on this, the Company performed the annual assessment during the last quarter of fiscal 2004 and determined that these intangible assets were not impaired. The Company completes goodwill impairment analyses at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired.

     Significant judgments and estimates are involved in determining the useful lives of intangible assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in the organization or the Company's management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on the consolidated financial statements through accelerated amortization and/or impairment charges. (See Notes 6 and 7).

  Research and Development Costs

     Costs incurred in the research and development of new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. In the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, costs eligible for capitalization were not material.

  Legal Expenses Incurred to Defend Patents

     The Company capitalizes external legal costs incurred in the defense of its patents if the Company believes that the future economic benefit of the patent will be increased. The Company monitors the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, writes off capitalized costs, if any, in the period the change is determined. As of September 30, 2004, December 31, 2003 and December 31, 2002 capitalized patent defense costs totaled $0.5 million, $0.2 million and $0.0 million, respectively.

                                 SCANSOFT, INC.

  Capitalization of Internal Use Software Costs

     The Company capitalizes development costs of software for internal use pursuant to Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. As of September 30, 2004, the Company had capitalized costs of $0.4 million related to internal financial systems of which a portion of the cost for modules not yet deployed have been included in construction in process.

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

     The Company monitors the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company's income tax provisions and its assessment of the realizability of its deferred tax assets involve significant judgments and estimates. If the Company continued to generate taxable income through profitable operations in future years it may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and stock compensation.

  Comprehensive Income (Loss)

     Total comprehensive income (loss), net of taxes, was ($9.5) million, ($6.2) million and $6.8 million for the nine months ended September 30, 2004 and for the years ended December 31, 2003 and 2002, respectively. Comprehensive income
(loss) consists of net income (loss) and other comprehensive income (loss), which includes current period foreign currency translation adjustments and gains related to derivatives reported as cash flow hedges and gains or losses on marketable securities. For the purposes of comprehensive loss disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

  Concentration of Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management's expectations. At September 30, 2004 and December 31, 2003, no customer represented greater than 10% of the Company's net accounts receivable balance.

                                 SCANSOFT, INC.

  Fair Value Disclosures of Financial Instruments

     Financial instruments include cash equivalents, marketable securities, accounts receivable, and long-term notes payable and are carried in the financial statements at amounts that approximate their fair value as of September 30, 2004 and December 31, 2003.

  Advertising Costs

     Advertising costs are expensed as incurred and are classified as sales and marketing expenses. The Company incurred advertising costs of $1.8 million, $2.3 million and $3.0 million for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, respectively.

  Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Basic net income per share for the year ended December 31, 2002 includes the assumed conversion of the Series B Preferred Stock, which participates in dividends with common stock when and if declared. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period plus potential dilutive common equivalent shares, which include, when dilutive, outstanding stock options, warrants, unvested shares of restricted stock using the treasury stock method and the convertible debenture using the as converted method. All potential dilutive common shares are excluded from the computation of net loss per share for the nine months ended September 30, 2004 and for the year ended December 31, 2003 because they are antidilutive.

                                 SCANSOFT, INC.

     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                     NINE MONTHS
                                                        ENDED       YEAR ENDED DECEMBER 31,
                                                    SEPTEMBER 30,   ------------------------
                                                        2004          2003         2002
                                                    -------------   --------   -------------
Net income (loss).................................    $ (9,378)     $(5,518)      $ 6,333
Basic:
  Weighted average common shares outstanding......     103,780       78,398        63,448
  Assumed conversion of Series B Preferred
     Stock........................................          --           --         3,562
                                                      --------      -------       -------
Weighted average common shares:
basic.............................................     103,780       78,398        67,010
                                                      ========      =======       =======
Net income (loss) per share:
basic.............................................    $  (0.09)     $ (0.07)      $  0.09
                                                      ========      =======       =======
Effect of dilutive common equivalent shares:
     Stock options................................          --           --         5,223
     Convertible debenture........................          --           --            --
     Warrants.....................................          --           --           468
     Unvested restricted stock....................          --           --            95
                                                      --------      -------       -------
Weighted average common shares:
diluted...........................................     103,780       78,398        72,796
                                                      ========      =======       =======
Net income (loss) per share:
diluted...........................................    $  (0.09)     $ (0.07)      $  0.09
                                                      ========      =======       =======

     Stock options to purchase 3,957,794 and 6,070,164 shares of common stock were not included in the calculation of diluted net loss per share for the nine months ended September 30, 2004 and for the year ended December 31, 2003, respectively, because they were antidilutive. For the year ended December 31, 2002 stock options to purchase 1,039,955 shares of common stock were outstanding but were excluded from the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the Company's common stock for the year.

     Potential weighted-average common shares, including stock options, unvested restricted stock, unvested stock purchase units, preferred shares, convertible debt and warrants at September 30, 2004 and December 31, 2003 were 12,807,361 and 14,463,449, respectively. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for the period presented.

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

                                 SCANSOFT, INC.

awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

     Had compensation expense for the Company's employee stock-based compensation plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company's net loss and pro forma net income (loss) and net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                       NINE MONTHS        YEAR ENDED
                                                          ENDED          DECEMBER 31,
                                                      SEPTEMBER 30,   ------------------
                                                          2004          2003      2002
                                                      -------------   --------   -------
Net income (loss) -- as reported....................    $ (9,378)     $ (5,518)  $  6333
Add back: Stock-based compensation included in net
  income (loss), as reported........................       1,301           330       103
Deduct: Stock-based employee compensation expense
  determined under the fair value-based-method......      (9,157)      (10,299)   (9,320)
                                                        --------      --------   -------
Net loss -- pro forma...............................    $(17,234)     $(15,487)  $(2,884)
                                                        ========      ========   =======
Net income (loss) per share -- as reported: basic
  and diluted.......................................    $  (0.09)     $  (0.07)  $  0.09
Net loss per share -- pro forma: basic and
  Diluted...........................................    $  (0.17)     $  (0.20)  $ (0.04)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 74% for 2004 and 80% for 2003 and 2002, risk-free interest rate of 2.21% to 3.44% for options granted in 2004, 1.59% to 3.68% for options granted in 2003, and 2.26% to 4.33% for options granted in 2002, and a weighted average expected option term of 3.5 years for each period. The Company has not paid dividends to date and assumed no dividend yield.

     The weighted average grant date fair value per share of options granted was $2.63, $2.58 and $3.12 for the nine months ended September 30, 2004 and for the years ended December 31, 2003 and 2002, respectively.

     For the Company's Employee Stock Purchase Plan, the fair value of each purchase right was estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following assumptions used in 2004, 2003 and 2021: expected volatility of 60% for 2004 and 80% for 2003 and 2002; risk-free interest rate of 1.00% to 1.77% for 2004, 1.05% to 1.65% for 2003, 1.65% to 3.36% for 2002, respectively; and expected lives of six months for all three years. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of all purchase rights granted in 2004, 2003 and 2002, were $1.51, $1.72 and $1.49.

  Recently Issued Accounting Standards

     In March, 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-6, "Participating Securities and Two -- Class Method under FASB Statement No. 128, Earnings per Share." EITF No. 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two class method of computing EPS. The adoption if EITF No. 03-06 did not have a material effect on the Company's financial position or results of operations.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with

                                 SCANSOFT, INC.

Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however certain elements of SFAS No. 150 have been deferred. The adoption of the provisions of SFAS No. 150, not deferred, did not have a material impact on the Company's financial position or results of operations and the Company does not expect the adoption of the deferred elements of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.

     In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the quarter beginning July 1, 2005. The Company has not yet completed its evaluation but expects the adoption to have a material effect on its consolidated financial statements.

  Reclassifications

     Certain prior year financial statement amounts have been reclassified to conform with the current year presentation. As a result of SpeechWorks acquisition in August 2003, professional services became a material component of our business. As a result of this and the implementation of Oracle, in January 2004, we began to separately track and disclose professional services revenues and cost of revenue. Prior to 2004, we did not separately disclose professional services revenue and cost of revenue as they were immaterial and it is not practical to reclassify these revenues and associated costs retroactively.

3. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Accounts receivable.........................................     $38,265        $41,066
Unbilled accounts receivable................................       9,566          9,405
                                                                 -------        -------
                                                                  47,831         50,471
Less -- allowances..........................................     (11,308)       (10,200)
                                                                 -------        -------
                                                                 $36,523        $40,271
                                                                 =======        =======

     Unbilled accounts receivable relate primarily to revenues earned under royalty-based arrangements for which billing occurs in the month following receipt of the royalty report and to revenues earned under percentage of completion contracts that have not yet been billed based on the terms of the specific arrangement.

                                 SCANSOFT, INC.

     Allowance for Doubtful Accounts and Sales Returns:

                                                            2004        2003        2002
                                                           -------     -------     ------
Balance at beginning of period...........................  $10,200     $ 5,903     $6,273
Additions charged to costs and expenses..................    1,286         898        200
Additions (reductions) made to other accounts............       65(a)    3,309(a)     (73)(a)
Net additions (deductions and write-offs)................     (243)         90       (497)
                                                           -------     -------     ------
Balance at end of period.................................  $11,308     $10,200     $5,903
                                                           =======     =======     ======

---------------

(a) Net increase (decrease) in amounts recorded against revenue as of September 30, 2004 and December 31, 2003 and 2002, respectively.

4. MARKETABLE SECURITIES

     All short-term and long-term marketable securities have been classified as available-for-sale securities as follows:

                                                                     NET
                                                                  UNREALIZED   ESTIMATED
                                                         COST       LOSSES     FAIR VALUE
                                                        -------   ----------   ----------
BALANCE AT SEPTEMBER 30, 2004                                    (IN THOUSANDS)
-----------------------------
Classified as current assets:
  U.S. government agencies............................  $ 4,419     $  (4)      $ 4,415
  Corporate notes.....................................    2,967        (9)        2,958
                                                        -------     -----       -------
     Short-term marketable securities.................    7,386       (13)        7,373
                                                        -------     -----       -------
Classified as long-term assets:
  U.S. government agencies............................    2,055       (15)        2,040
  Corporate bonds.....................................   15,427      (112)       15,315
                                                        -------     -----       -------
     Long-term marketable securities..................   17,482      (127)       17,355
                                                        -------     -----       -------
Total.................................................  $24,868     $(140)      $24,728
                                                        =======     =====       =======

     The Company accounts for its marketable equity securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." Beginning in April 2004, the Company began investing in short and long-term marketable securities to improve the yield on its investment portfolio. At September 30, 2004, the stated maturities of the Company's investments are $7.4 million within one year and $17.4 million within one to five years. These investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on sales of short-term and long-term investments have not been material.

                                 SCANSOFT, INC.

5. OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following (in thousands):

                                                 GROSS CARRYING   ACCUMULATED    NET CARRYING
                                                     AMOUNT       AMORTIZATION      AMOUNT
                                                 --------------   ------------   ------------
SEPTEMBER 30, 2004
Patents and core technology....................     $ 53,998        $32,753        $21,245
Completed technology...........................       13,511          3,966          9,545
Tradenames and trademarks......................        5,871          2,407          3,464
Non-competition agreement......................        4,058          4,058             --
Acquired favorable lease.......................          553            553             --
Customer relationships.........................       12,324          2,680          9,644
Other..........................................          200            200             --
                                                    --------        -------        -------
                                                    $ 90,515        $46,617        $43,898
                                                    ========        =======        =======
DECEMBER 31, 2003
Patents and core technology....................     $ 55,607        $28,652        $26,955
Completed technology...........................       30,681         18,528         12,153
Tradenames and trademarks......................        6,471          2,474          3,997
Non-competition agreement......................        4,058          4,052              6
Acquired favorable lease.......................          553            553             --
Customer relationships.........................       13,538          2,363         11,175
Other..........................................          200            200             --
                                                    --------        -------        -------
                                                    $111,108        $56,822        $54,286
                                                    ========        =======        =======

     On March 31, 2003, the Company entered into an agreement that grants an exclusive license to the Company to resell, in certain geographies worldwide, certain productivity applications. The period of exclusivity expires after seven years, unless terminated earlier as permitted under the agreement. Total consideration to be paid by the Company for the license was $13.0 million. On June 30, 2003, the terms and conditions of the agreement were amended, resulting in a $1.2 million reduction in the license fee. The initial payment of $6.4 million due on or before June 30, 2003 was paid in accordance with the terms of the license agreement and the first installment payment of $2.8 million due March 31, 2004 was paid on that date. The remaining payment of $2.8 million including interest of $0.2 million will be paid on March 31, 2005.

     Based on the net present value of the deferred payments due in 2004 and 2005, using an interest rate of 7.0%, the Company recorded $11.4 million as completed technology, which is being amortized to cost of revenue based on the greater of (a) the ratio of current gross revenue to total current and expected future revenues for the products or (b) the straight-line basis over the period of expected use, five years. The $0.6 million difference between the stated payment amounts and the net present value of the payments is being charged to interest expense over the payment period. As of September 30, 2004, the payment due on or before March 31, 2005, has been classified as deferred payment for technology license and other liabilities.

     On March 31, 2003, the Company acquired certain intellectual property assets related to multimodal speech technology, in exchange for $0.1 million in cash and the issuance of a warrant for common stock valued at $0.1 million (Note
11). The purchase price was recorded as completed technology and is being amortized over three years.

                                 SCANSOFT, INC.

     Aggregate amortization expense was $10.4 million, $12.8 million and $11.2 million ($8.4, $10.5 and $9.5 million included in cost of revenue, respectively) for the nine months ended September 30, 2004, and the twelve months ended December 31, 2003 and 2002, respectively. Estimated amortization expense for each of the five succeeding years as of September 30, 2004 is as follows (in thousands):

                                                                    SELLING,
                                                       COST OF    GENERAL AND
YEAR ENDING                                            REVENUE   ADMINISTRATIVE    TOTAL
-----------                                            -------   --------------   -------
2005.................................................  $ 7,627      $ 1,834       $ 9,461
2006.................................................    5,323        2,515         7,838
2007.................................................    5,284        2,248         7,532
2008.................................................    4,072        1,982         6,054
2009.................................................    2,641        1,783         4,424
Thereafter...........................................    5,843        2,746         8,589
                                                       -------      -------       -------
Total................................................  $30,790      $13,108       $43,898
                                                       =======      =======       =======

6. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                   USEFUL LIFE   SEPTEMBER 30,   DECEMBER 31,
                                                   (IN YEARS)        2004            2003
                                                   -----------   -------------   ------------
Computers, software and equipment................        3         $ 14,182        $10,346
Leasehold improvements...........................      2-4            2,846          2,693
Furniture and fixtures...........................        3            2,499          2,095
Construction in process..........................       --              391            857
                                                                   --------        -------
                                                                     19,918         15,991
Accumulated depreciation.........................                   (11,933)        (9,014)
                                                                   --------        -------
                                                                   $  7,985        $ 6,977
                                                                   ========        =======

     Depreciation expense, associated with property and equipment, for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002 was $2.9 million, $2.4 million and $2.0 million, respectively. Construction in progress is related to the capitalization of internal costs associated with financial systems.

     In January 2002, the Company entered into a one-year capital lease agreement for certain equipment. Total payments during the year were $0.3 million. No further obligation existed as of December 31, 2002.

                                 SCANSOFT, INC.

7. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
Accrued sales and marketing incentives......................     $ 3,533        $ 2,540
Accrued restructuring and other charges.....................         574          1,861
Accrued royalties...........................................         513            510
Accrued professional fees...................................       2,673          1,735
Accrued acquisition liabilities.............................          32            143
Accrued transaction costs...................................         362            834
Accrued other...............................................       5,023          5,858
                                                                 -------        -------
                                                                 $12,710        $13,481
                                                                 =======        =======

8. RESTRUCTURING AND OTHER CHARGES

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

     In connection with the Philips acquisition (Note 19), the Company eliminated 25 ScanSoft personnel across all functional areas, resulting in a charge of approximately $0.5 million in severance-related restructuring costs in the three month period ended March 31, 2003.

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

     During the three months ended September 30, 2003, the Company eliminated 81 ScanSoft employees as a result of the SpeechWorks acquisition across all functional areas, resulting in charges of $1.9 million for severance costs, representing the ratable recognition of expenses through the period ended December 31, 2003. Certain of these employees had termination dates after December 31, 2003 and, as required by SFAS 112, the Company recorded severance expense ratably from the date the plan was announced through the termination date. Also during 2003, the Company accrued $0.2 million and $0.2 million, respectively, related to certain facility restructuring efforts taken at our corporate headquarters and the closing of certain ScanSoft offices as a result of the SpeechWorks acquisition and related expenses.

     During the three months ended March 31, 2004, the Company recorded a charge of $0.8 million related to separation agreements with two former members of its senior management team. Included in this amount are non-cash compensation charges of $0.4 million related to the acceleration of restricted common stock and stock options.

                                 SCANSOFT, INC.

     For the nine months ended September 30, 2004, the Company paid a total of $1.6 million in severance payments, of which $0.3 million relates to 2004 activities, $1.1 million relates to 2003 activities and $0.2 million relates to severance paid to the former Caere President and CEO, pursuant to a 2000 restructuring charge.

     At September 30, 2004, the remaining restructuring accrual from the current and prior restructuring activities amounted to $0.6 million. This amount is comprised of $0.2 million of lease exit costs and $0.4 million of employee-related severance costs, of which $0.1 million are for severance to the former Caere President and CEO, and $0.3 million are for severance costs related to actions taken during 2003 and 2004.

     The severance due to the former Caere President and CEO will be paid through March 2005. Certain other severance costs related to restructuring actions undertaken during 2003 will be paid through March 2009. Severance costs related to the March 2004 separation agreements will be paid through December 31, 2004.

     The following table sets forth the 2004, 2003 and 2002 restructuring and other charges accrual activity (in thousands):

                                                            LEASE
                                                 EMPLOYEE   EXIT      ASSET
RESTRUCTURING AND OTHER CHARGES ACCRUAL          RELATED    COSTS   IMPAIRMENT    TOTAL
---------------------------------------          --------   -----   ----------   -------
Balance at December 31, 2001...................  $   634    $  --     $  --      $   634
Restructuring and other charges for March 2002
  restructuring................................      576      465        --        1,041
Non-cash write-off.............................              (113)       --         (113)
Cash payments..................................     (764)    (133)                  (897)
                                                 -------    -----     -----      -------
Balance at December 31, 2002...................      446      219        --          665
Restructuring and other charges................    3,267      337        89        3,693
Non-cash write-off.............................       --       --       (89)         (89)
Cash payments..................................   (2,161)    (247)       --       (2,408)
                                                 -------    -----     -----      -------
Balance at December 31, 2003...................    1,552      309        --        1,861
Restructuring and other charges................      801       --        --          801
Non-cash write-off.............................     (348)      --        --         (348)
Cash Payments..................................   (1,599)    (141)       --       (1,740)
                                                 -------    -----     -----      -------
Balance at September 30, 2004..................  $   406    $ 168     $  --      $   574
                                                 =======    =====     =====      =======

9. DEBT AND CREDIT FACILITIES

  Credit Facility

     On October 31, 2002, the Company entered into a two-year Loan and Security Agreement (as amended, the "Loan Agreement") with Silicon Valley Bank (the "Bank") that consisted of a $10.0 million revolving loan (the "Credit Facility"). The Company amended this Loan and Security Agreement, as of March 31, 2004, extending the term to March 31, 2006. Under this amendment, the Company must comply with both a minimum adjusted quick ratio and minimum tangible net worth calculation, as defined in the Loan Agreement. Depending on the adjusted quick ratio, borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.0% or 0.75% (4.75% at September 30, 2004), as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time was amended to the lesser of $20.0 million or a borrowing base equal to the aggregate amounts of un-drawn on outstanding letters of credit, minus either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on the

                                 SCANSOFT, INC.

Company's adjusted quick ratio. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the two-year term loan. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, predominantly its accounts receivable, but not its intellectual property. As of September 30, 2004, the Company was in compliance with all covenants. There were no borrowings outstanding under the Loan Agreement as of September 30, 2004 or December 31, 2003.

  Equipment Line of Credit

     In connection with the acquisition of SpeechWorks, the Company assumed $1.5 million of principal amounts outstanding under a one-year equipment line-of-credit with a bank which expired on June 30, 2003. As of September 30, 2004, a balance of $0.6 million remains outstanding. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the bank's prime rate (4.75% at September 30, 2004), which is payable in equal monthly payments over a period of 36 months. In accordance with the terms of the equipment line of credit, as of September 30, 2004, principal payments of $0.5 million are due during the year ending September 30, 2005, and $0.1 million are due during the year ending September 30, 2006. Under the financing agreement, the Company is obligated to comply with certain financial covenants related to total tangible net assets and was in compliance as of September 30, 2004.

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

  Convertible Debenture

     On January 30, 2003, the Company issued a $27.5 million three-year, zero-interest convertible subordinated debenture due January 2006 (the "Convertible Note") to Philips in connection with the Philips acquisition (Note
19). The Convertible Note is convertible into shares of the Company's common stock at $6.00 per share at any time until maturity at Philips' option. The conversion rate may be subject to adjustments from time to time as provided in the Convertible Note. The Convertible Note contains a provision in which all amounts unpaid at maturity will bear interest at a rate of 3% per quarter until paid.

                                 SCANSOFT, INC.

     The Convertible Note contains covenants that place restrictions on the declaration or payment of dividends or distributions (other than distributions of equity securities of the Company) on, or the redemption or purchase of, any shares of the Company's capital stock while the Convertible Note is outstanding. This restriction terminates when one-half or more of the principal amount of the Convertible Note is converted by Philips into common stock. The Convertible Note contains a provision which provides Philips the right to require the Company to redeem the Convertible Note or any remaining portion of the principal amount, on the date a "Change in Control" occurs. The Convertible Note provides that a "Change in Control" is deemed to have occurred when any person or entity acquires beneficial ownership of shares of capital stock of the Company entitling such person or entity to exercise 40% or more of the total voting power of all shares of capital stock of the Company, or the Company sells all or substantially all of its assets, subject to certain exceptions. The Company's acquisition of SpeechWorks (Note 19) did not result in a Change in Control.

10. OTHER LIABILITIES

     Other liabilities consist of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
Facilities lease obligations................................     $14,300        $15,820
Deferred payments for technology license (Note 5)...........          --          2,585
Other.......................................................       1,090            322
                                                                 -------        -------
                                                                 $15,390        $18,727
                                                                 =======        =======

     The facility lease obligations assumed by the Company in connection with the SpeechWorks acquisition include leases extending through September 2004 related to the former corporate offices of SpeechWorks, leases related to two office locations vacated during 2003 which extend through 2010 and 2016, respectively, and a lease associated with office space which will become available beginning in January 2005.

11. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 as Series B Preferred Stock. In connection with the acquisition of ScanSoft (see Note 1), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox Corporation ("Xerox"). On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company's stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The Series B Preferred Stock holders are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, as if declared by the Board of Directors. To date no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock.

                                 SCANSOFT, INC.

  Common Stock Warrants

     The Company issued Xerox a ten-year warrant with an exercise price for each warrant share of $0.61. Pursuant to the terms of this warrant, it is exercisable for the purchase of 525,732 shares of the Company's common stock. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm had agreed to purchase all outstanding shares of the Company's stock held by Xerox Corporation, including this warrant, for approximately $80 million. In connection with this transaction, Warburg Pincus acquired new warrants to purchase 2.5 million additional shares of the Company's common stock from the Company for total consideration of $0.6 million. The warrants have a six year life and an exercise price of $4.94. The Company received this payment of $0.6 million during the quarter ended June 30, 2004.

     In connection with the March 31, 2003 acquisition of the certain intellectual property assets related to multimodal speech technology (Note 5), the Company issued a warrant, expiring October 31, 2005, for the purchase of 78,000 shares of ScanSoft common stock at an exercise price of $8.10 per share. The warrant was immediately exercisable and was valued at $0.1 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, a risk-free rate of 1.87%, an expected term of 2.5 years, no dividends and a stock price of $4.57 based on the Company's stock price at the time of issuance.

     In connection with the SpeechWorks acquisition (Note 19), the Company issued a warrant to its investment banker, expiring on August 11, 2009, for the purchase of 150,000 shares of ScanSoft common stock at an exercise price of $3.98 per share. The warrant does not become exercisable until August 11, 2005 and was valued at $0.2 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 60%, a risk-free interest rate of 4.03%, an expected term of 8 years, no dividends and a stock price of $3.92 based on the Company's stock price at the time of issuance.

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

     On August 6, 2003, the Company's board of directors authorized the repurchase of up to $25 million of the Company's common stock over the following 12 months. From August 6, 2003 through December 31, 2003, the Company repurchased 618,088 common shares at a purchase price of $2.9 million; the Company records treasury stock at cost.

                                 SCANSOFT, INC.

     As of September 30, 2004 the Company had repurchased a total of 2,771,507 shares under this and previous repurchase programs. The Company intends to use the repurchased shares for its employee stock plans and for potential future acquisitions.

  Acquisition of SpeechWorks International, Inc.

     On August 11, 2003, the Company acquired all of the outstanding stock of SpeechWorks (Note 19). In connection with the acquisition of SpeechWorks, the Company exchanged 0.860 of a share of its common stock for each outstanding share of SpeechWorks stock. This transaction resulted in the issuance of approximately 32.5 million shares of common stock, representing approximately 33% of the outstanding common stock of the Company after the completion of the acquisition.

  Acquisition of LocusDialog, Inc.

     On December 19, 2003, the Company acquired all of the outstanding shares of LocusDialog, Inc (Note 19). In connection with the acquisition of LocusDialog, the Company issued approximately 2.3 million shares of its common stock.

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

     In connection with the agreement to repurchase 1,461,378 shares of common stock from L&H Holdings USA, Inc. and Lernout & Hauspie Speech Products N.V. (collectively, L&H) entered into by the Company in September 2002, the Company agreed to issue an additional 150,000 shares of its common stock to L&H if it did not complete an underwritten public offering of the shares held by L&H by December 15, 2002. The Company further agreed to issue an additional 150,000 shares of its common stock to L&H if it did not complete an underwritten public offering by February 15, 2003. The Company also agreed to issue an additional 100,000 shares of its common stock to L&H if, by February 15, 2003, it failed to file a registration statement to register the shares remaining unsold. The value ascribed to the potential right to acquire additional shares of the Company's common stock was valued at $0.3 million using a probability-weighted, Black-Scholes valuation model and recorded as a credit to additional paid-in capital, with a corresponding reduction in additional paid-in capital because the Company has an accumulated deficit. Accordingly, the right had no net effect on the Company's financial position or results of operations. The Company completed the public offering on February 14, 2003. Because the offering was not completed by December 15, 2002, the Company issued L&H 150,000 shares of common stock on December 18, 2002.

                                 SCANSOFT, INC.

12. RESTRICTED COMMON STOCK

     During 2004, the Company awarded net 387,009 restricted stock purchase rights and 605,259 shares of restricted common stock to certain senior executives and employees of the Company. Unvested stock purchase rights and restricted shares may not be sold, transferred or assigned. The restricted stock purchase rights and shares of restricted stock vest no later than September 30, 2007 with opportunities for acceleration for achievement of defined goals. Except as otherwise specified in the agreements, in the event that the employees' employment with the Company terminates, any unvested share shall be forfeited and revert to the Company. The purchase price of the restricted shares equaled the par value of the shares. The purchase price of the restricted stock purchase rights, payable at time of issuance of shares, equaled the par value of the shares. The difference between the purchase price and the fair value of the Company's common stock on the date of issuance based on the listed exchange price of $5.3 million, net, has been recorded as deferred compensation and additional paid-in-capital. The deferred compensation expense is being recognized as compensation expense ratably over the vesting period.

     On August 11, 2003, the Company issued 300,000 shares of restricted common stock to the Company's Chief Executive Officer. Unvested restricted shares may not be sold, transferred or assigned. Of these restricted common shares, 100,000 vest on each of August 31, 2004, 2005 and 2006. Except as otherwise specified in the restricted stock agreement, in the event that the executive's employment with the Company terminates, any unvested shares of the restricted stock shall be forfeited and revert to the Company. The purchase price of the shares equaled the par value of the shares. The difference between the purchase price and the fair value of the Company's common stock on the date of issue based on the listed exchange price of approximately $1.2 million has been recorded as deferred compensation and additional paid-in-capital.

     In connection with the SpeechWorks acquisition (Note 19), the Company issued 184,850 shares of restricted common stock in replacement of previously outstanding SpeechWorks unvested restricted common stock. Unvested restricted common stock may not be sold, transferred or assigned and are subject to forfeiture in the event an employee ceases to be employed by the Company. The restricted common stock vests no later than March 25, 2007. Deferred compensation of $0.7 million was recorded associated with the issuance of these restricted shares which is equal to the closing price of ScanSoft common stock on the acquisition date.

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

     The deferred compensation expense from the aforementioned awards is being recognized ratably over the vesting periods, resulting in $1.3 million of stock compensation expense during the nine months ended September 30, 2004 and $0.3 and $0.1 million in the twelve months ended December 31, 2003 and 2002, respectively.

13. STOCK-BASED COMPENSATION PLANS

  Stock Option and Award Plans

     The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock generally at the fair market value on the date of grant. Plans do not allow for options to be granted at below fair market value nor can they be re-priced at anytime. Options become exercisable over various periods, typically two to four years and have a maximum term of 10 years. At September 30, 2004, 21,417,977 shares were authorized for grant under the Company's stock-based compensation plans, of which 4,623,039 were available for future

                                 SCANSOFT, INC.

grant. To date, all stock options have been granted with exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant.

     The following table summarizes activity under all stock option and award plans and for options granted outside the plans:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Balance at December 31, 2001................................  13,217,169       $2.33
Options granted.............................................   4,965,913       $5.43
Options exercised...........................................  (1,362,299)      $1.83
Options canceled............................................  (1,675,076)      $4.03
                                                              ----------
Balance at December 31, 2002................................  15,145,707       $3.20
Options granted.............................................   6,122,250       $4.57
Options exercised...........................................  (2,422,484)      $1.61
Options canceled............................................    (999,841)      $4.34
                                                              ----------
Balance at December 31, 2003................................  17,845,632       $3.82
Options granted.............................................   3,489,750       $4.89
Options exercised...........................................  (2,238,588)      $2.22
Options canceled............................................  (2,301,856)      $4.70
                                                              ----------
Balance at September 30, 2004...............................  16,794,938       $4.14
                                                              ==========

     Stock options to purchase 10,018,921, 9,600,859 and 8,389,293 shares of common stock were exercisable as of September 30, 2004 and December 31, 2003 and 2002, respectively.

     The following table summarizes information about stock options outstanding under the Company's stock compensation plans at September 30, 2004:

                           OPTIONS OUTSTANDING
               --------------------------------------------       OPTIONS EXERCISABLE
                               WEIGHTED                       ----------------------------
                NUMBER OF       AVERAGE         WEIGHTED       NUMBER OF       WEIGHTED
EXERCISE         SHARES        REMAINING        AVERAGE         SHARES         AVERAGE
PRICE RANGE    OUTSTANDING   LIFE IN YEARS   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-----------    -----------   -------------   --------------   -----------   --------------
$0.41 -- $1.28    768,574        6.22            $1.05           733,381        $1.06
$1.31 -- $1.34  2,029,003        5.88            $1.34         2,028,194        $1.34
$1.41 -- $3.92  2,064,646        6.27            $3.09         1,702,020        $3.02
$4.00 -- $4.18  2,260,605        6.97            $4.09         1,082,687        $4.11
$4.20 -- $4.31  2,601,389        7.98            $4.30         1,048,747        $4.30
$4.38 -- $5.06  2,015,266        6.87            $4.81           501,586        $4.81
$5.08 -- $5.36  1,743,927        7.70            $5.31         1,316,276        $5.34
$5.38 -- $5.80  1,952,774        7.79            $5.65           650,770        $5.68
$5.81 -- $7.50  1,355,754        6.96            $6.75           953,510        $6.80
$8.74 -- $8.74      3,000        7.67            $8.74             1,750        $8.74
               ----------                                     ----------
$0.41 -- $8.74 16,794,938        7.03            $4.14        10,018,921        $3.72
               ==========                                     ==========

                                 SCANSOFT, INC.

  1995 Employee Stock Purchase Plan

     The Company's 1995 Employee Stock Purchase Plan ("The Plan"), as amended and restated on August 11, 2003, authorizes the issuance of a maximum of 1,500,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The Plan currently meets all regulatory requirements to be considered a non-compensatory plan. The Company issued 332,119, 163,837 and 87,185 shares of common stock under this plan during the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, respectively.

14. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has various operating leases for office space around the world. In connection with the acquisition of SpeechWorks, ScanSoft assumed all of SpeechWorks' lease obligations. Among these obligations are lease payments related to two office locations vacated during 2003 by SpeechWorks and one associated with office space which will become available beginning in January 2005. Gross lease payments associated with these office locations amounting to $10.5 million and $13.6 million, respectively, have been included in the table below. These obligations extend through 2016. The following table outlines the Company's future minimum payments under non-cancelable operating leases as of September 30, 2004 (in thousands):

YEAR ENDING
SEPTEMBER 30,
-------------
2005........................................................   $ 5,445
2006........................................................     4,673
2007........................................................     2,949
2008........................................................     2,706
2009........................................................     2,554
Thereafter..................................................    15,744
                                                               -------
Total.......................................................   $34,071
                                                               =======

     At September 30, 2004, the Company has sub-leased certain office space to third parties. Total sub-lease income under contractual terms is $11.0 million, or approximately $1.0 million annually, which has not been reflected in the above operating lease contractual obligations, will be received through February 2016.

     Total rent expense under operating leases for the nine months ended September 30, 2004 and for the years ended December 31, 2003 and 2002 was $4.0 million and $4.0 million and $1.8 million, respectively.

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

     On September 9, 2004, BIS Advanced Software Systems, Ltd. ("BIS") filed an action against the Company in the United States District Court for the District of Massachusetts claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, BIS alleges that the Company is infringing United States Patent No. 6,401,239 entitled "System and Method for Quick Downloading of Electronic files." The Company believes this claim has no merit, and it intends to defend the action vigorously.

     On August 5, 2004, Compression Labs Inc. filed an action against the Company in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Compression Labs alleges that the Company is infringing United States Patent No. 4,698,672 entitles "Coding System for Reducing Redundancy." The Company believes this claim has no merit, and intends to defend the action vigorously.

     On April 23, 2004, Millennium L.P. filed an action against the Company in the United States in the United Sates District Court for the Southern District of New York claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Millennium alleges that the Company is infringing United Sates Patent No. 5,258,855 entitled "Information Processing Methodology"; No. 5,369,508 entitled "Information Processing Methodology"; No. 5,625,465 entitled "Information Processing Methodology"; No. 5,678,416 entitled "Information processing Methodology; and No. 6,094,505 entitled "Information Processing Methodology." The Company filed an Answer on June 17, 2004. The Company believes this claim has no merit, and it intends to defend the action vigorously.

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

     On November 27, 2002, AllVoice Computing plc filed an action against the Company in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled "Automated Proofreading Using Interface Linking Recognized Words to Their Audio Data While Text Is Being Changed" (the "feet273 Patent"). The feet273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology field, the Company believes that its products do not infringe the feet273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. The Company believes this claim has no merit and intends to defend the action vigorously.

                                 SCANSOFT, INC.

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

     In accordance with the provisions of FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the following table represents the deferred revenue activity related to the Company's obligations under maintenance and support contracts for the nine months ended September 30, 2004 and for the year ended December 31, 2003 (in thousands):

                                                               NINE MONTHS
                                                                  ENDED        YEAR ENDED
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
Balance at beginning of period..............................     $ 4,056        $ 1,396
Additions due to acquisitions...............................          --          2,459
Additions due to new billings during the period.............       5,262          5,485
Maintenance revenue recognized during the period............      (5,188)        (5,284)
                                                                 -------        -------
Balance at end of period....................................     $ 4,130        $ 4,056
                                                                 =======        =======

                                 SCANSOFT, INC.

15. 401(k) SAVINGS PLAN

     The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Through October 15, 2002, the Company matched an employee's contributions dollar for dollar up to 4%. During the period from October 16, 2002 through June 30, 2003, this match was discontinued. Effective July 1, 2003, Company match of employee's contributions was reinstated, dollar for dollar up to 2%. Employees who were hired prior to April 1, 2004 are 100% vested into the plan as soon as they start to contribute to the plan. Employees hired April 1, 2004 and thereafter, vest 1/3 of the contribution annually over a three year period. The Company's contributions to the 401(k) Plan totaled $0.5 million, $0.2 million and $0.6 million for the nine months ended September 30, 2004 and for the years ended December 31, 2003 and 2002, respectively.

16. SUPPLEMENTAL CASH FLOW INFORMATION

     During the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, the Company made cash payments for interest totaling $0.2 million, $0.4 million and $0.3 million, respectively.

     During nine months ended September 30, 2004 and the years ended December 2003 and 2002, the Company made cash payments for income taxes totaling $0.6 million, $1.0 million and $0.6 million, respectively.

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

                                 SCANSOFT, INC.

17. SEGMENT AND GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company operates in a single segment. The following table presents total revenue information by geographic area and principal product line (in thousands):

                                                                        DECEMBER 31,
                                                     SEPTEMBER 30,   -------------------
                                                         2004          2003       2002
                                                     -------------   --------   --------
United States of America...........................    $ 89,176      $ 96,657   $ 77,540
Canada.............................................       2,427           251         --
Other foreign countries............................      39,304        38,491     29,079
                                                       --------      --------   --------
  Total............................................    $130,907      $135,399   $106,619
                                                       ========      ========   ========

     No single country within other foreign countries had revenues greater than 10% of total revenues.

     Revenue classification above is based on the country in which the sale originates. Revenue in other countries predominately relates to sales to customers in Europe and Asia. Inter-company sales are insignificant as products sold in other countries are sourced within Europe or the United States.

                                                      NINE MONTHS
                                                         ENDED       YEAR ENDED DECEMBER 31,
                                                     SEPTEMBER 30,   -----------------------
                                                         2004           2003         2002
                                                     -------------   ----------   ----------
Speech.............................................    $ 86,594       $ 77,928     $ 44,165
Imaging............................................      44,313         57,471       62,454
                                                       --------       --------     --------
  Total............................................    $130,907       $135,399     $106,619
                                                       ========       ========     ========

     Two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 14% and 8%, 16% and 13% and 25% and 12% of the Company's consolidated revenue for the nine months ended September 30, 2004 and for the years ended 2003 and 2002, respectively.

     The following table summarizes the Company's long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
United States of America....................................    $278,950        $267,295
Canada......................................................      12,814          13,538
Other foreign countries.....................................      27,401          26,428
                                                                --------        --------
  Total.....................................................    $319,165        $307,261
                                                                ========        ========

                                 SCANSOFT, INC.

18. INCOME TAXES

     The components of the income tax provision (benefit) are as follows (in thousands):

                                                         NINE MONTHS      YEAR ENDED
                                                            ENDED        DECEMBER 31,
                                                        SEPTEMBER 30,   ---------------
                                                            2004         2003     2002
                                                        -------------   -------   -----
Current
  Federal.............................................     $   --       $(1,534)  $(900)
  Foreign.............................................        451           (49)    907
  State...............................................         23            50     247
                                                           ------       -------   -----
                                                           $  474       $(1,533)  $ 254
                                                           ======       =======   =====
Deferred
  Federal.............................................     $  705       $ 1,083   $  --
  Foreign.............................................         24           (20)     --
  State...............................................        130           201      --
                                                           ------       -------   -----
                                                           $  859       $ 1,264   $   0
                                                           ------       -------   -----
Provision (benefit) for income taxes..................     $1,333       $  (269)  $ 254
                                                           ======       =======   =====

     The benefits for federal income taxes in 2003 and 2002 relate to refunds related to Caere Corporation.

     The deferred income tax provision in 2004 and 2003 includes a $0.9 million and $1.2 million provision to increase the deferred tax valuation allowance, respectively. A portion of the deferred tax liabilities are created by taxable temporary differences related to certain goodwill for which the period the differences will reverse is indefinite. Following the adoption of SFAS No. 142, taxable temporary differences creating deferred tax liabilities as a result of different treatment of goodwill for book and tax purposes cannot offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. As a result, a deferred tax provision is required to increase the Company's valuation allowance. The deferred tax provision in 2003 includes $0.4 million related to 2002.

     For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

                                                         NINE MONTHS       YEAR ENDED
                                                            ENDED         DECEMBER 31,
                                                        SEPTEMBER 30,   ----------------
                                                            2004         2003      2002
                                                        -------------   -------   ------
North America.........................................    $(10,413)     $(6,781)  $4,585
Foreign...............................................       2,368          994    2,002
                                                          --------      -------   ------
  Total...............................................    $ (8,045)     $(5,787)  $6,587
                                                          ========      =======   ======

     The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $6.9 million at September 30, 2004. An estimate of the tax consequences from the repatriation of these earnings is not practicable at this time due to conditions and limitations applicable to the utilization of foreign tax credits and other tax assets.

                                 SCANSOFT, INC.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
Deferred tax assets
  Net operating loss carryforwards..........................    $ 55,647        $ 68,157
  Federal and state credit carryforwards....................       7,867           7,740
  Capitalized start-up and development costs................       7,056           5,743
  Accrued expense and other reserves........................      10,395           7,044
  Deferred revenue..........................................       2,220           3,534
  Deferred compensation.....................................         439           3,640
  Depreciation..............................................         767           2,759
  Other.....................................................         397             155
                                                                --------        --------
  Gross deferred tax assets.................................      84,788          98,772
Deferred tax liabilities
  Acquired intangibles......................................      (8,547)         (3,050)
  Valuation allowance.......................................     (78,364)        (96,986)
                                                                --------        --------
  Net deferred tax liabilities..............................    $ (2,123)       $ (1,264)
                                                                ========        ========

     The decrease in ScanSoft's net deferred tax assets before valuation allowance to $78 million from $97 million as of September 30, 2004 compared to December 31, 2003, primarily relates to the expiration of state net operating loss and tax credit carryforwards and the adjustment of tax liabilities related to the acquisition of SpeechWorks.

     At September 30, 2004 and December 31, 2003, the Company provided a full valuation allowance for its net deferred tax assets in the United States due to the uncertainty of realization of those assets as a result of the recurring and cumulative losses from operations.

     The Company monitors the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company's income tax provisions and its assessment of the realizability of its deferred tax assets involve significant judgments and estimates. If the Company generates taxable income through profitable operations in future years it may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and stock compensation.

                                 SCANSOFT, INC.

     A reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:

                                                            NINE MONTHS    YEAR ENDED
                                                               ENDED      DECEMBER 31,
                                                             SEPTEMBER    -------------
                                                               2004       2003    2002
                                                            -----------   -----   -----
Federal statutory tax rate................................     (35.0)%    (35.0)%  34.0%
Foreign taxes.............................................      (6.0)%     (4.9)%   6.6%
State tax, net of federal benefit.........................      (7.7)%     (5.6)%   3.1%
Other.....................................................       2.7%       0.3%   (2.2)%
Change in valuation allowance.............................      70.1%      77.6%  (17.4)%
Federal research and development credits..................      (7.5)%    (10.5)%  (6.5)%
Federal benefit -- refundable taxes.......................        --      (26.5)% (13.7)%
                                                               -----      -----   -----
                                                                16.6%      (4.6)%   3.9%
                                                               =====      =====   =====

     At September 30, 2004 and December 31, 2003, the Company had federal net operating loss carryforwards of approximately $160.7 million and $168.3 million, respectively, of which approximately $27.2 million and $18.2 million, respectively, relate to tax deductions from stock compensation. The tax benefit related to the stock compensation, when realized, will be accounted for as additional paid-in capital rather than as a reduction of the provision for income tax. At September 30, 2004 the Company had federal and state research and development credit carryforwards of approximately $6.5 million and $1.4 million respectively. At December 31, 2003 the Company had federal and state research and development credit carryforwards of approximately $5.5 million and $3.4 million, respectively. The net operating loss and credit carryforwards will expire at various dates through 2024, if not utilized.

     Utilization of the net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation will result in the expiration of certain net operating losses and credits before utilization.

19. ACQUISITIONS

ACQUISITION OF BRAND & GROEBER COMMUNICATIONS GBR ("B&G")

     On September 16, 2004, the Company acquired B&G, including all the intellectual property relating to embedded speech synthesis technology. B&G's embedded speech application makes mobile phones accessible to the visually impaired. Many of the application's standard features, like email reading, have broad applicability for all types of users where "eyes-free" use of mobile devices is important, like in the automobile. The initial purchase price allocation of approximately $0.2 million is preliminary and has been allocated to goodwill. The Company agreed to make four contingent installment payments of up to approximately E5.8 million through 2007, if at all, based upon the achievement of certain performance targets, as defined in the acquisition agreement.

ACQUISITION OF TELELOGUE, INC.

     On June 15, 2004, the Company acquired all of the outstanding shares of Telelogue, Inc. a provider of automated directory assistance applications for telecommunications providers, based in New Jersey.

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

                                 SCANSOFT, INC.

     The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

     The consideration consists of cash payments equal to $2,206,000, of which $500,000 was placed in escrow to cover certain indemnification obligations, the assumption of certain obligations and a contingent payment of up to $2,000,000 in cash to be paid, if at all, on or about July 15, 2005, upon the performance of certain goals. The total initial purchase price of approximately $3,400,000, includes cash consideration of $2,206,000, estimated transaction costs of $893,000 and debt assumed of $297,000. The merger is a taxable event and has been accounted for as a purchase of a business.

     The purchase price allocation is as follows (in thousands);

Total purchase consideration:
  Cash......................................................  $2,206
  Debt assumed..............................................     297
  Transaction costs.........................................     893
                                                              ------
     Total purchase consideration...........................  $3,396
                                                              ======
Allocation of the purchase consideration:
  Current assets............................................  $  313
  Property and equipment....................................     637
  Identifiable intangible assets............................     550
  Goodwill..................................................   3,084
                                                              ------
     Total assets acquired..................................   4,584
                                                              ------
  Current liabilities assumed...............................    (685)
Long term liabilities.......................................    (503)
                                                              ------
                                                              $3,396
                                                              ======

     Current assets acquired primarily relate to cash and accounts receivable. Current liabilities assumed primarily relate to accrued expenses and deferred revenue.

     The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

                                                                  AMOUNT          LIFE
                                                              (IN THOUSANDS)   (IN YEARS)
                                                              --------------   ----------
Core technology.............................................       $220            7
Completed technology........................................         90            3
Trade names and trademarks..................................        240            4
                                                                   ----
                                                                   $550
                                                                   ====

     The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The Company did not attribute any value to "in-process research and development" projects in connection with the new acquisition. The Company believes that these identified intangible assets have no residual value. The excess of the purchase price over the tangible and identifiable assets was recorded as goodwill and amounted to approximately $3.1 million. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142.

                                 SCANSOFT, INC.

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

                                 SCANSOFT, INC.

     The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

                                                                              AMORTIZATION
                                                                 AMOUNT          PERIOD
                                                             (IN THOUSANDS)    (IN YEARS)
                                                             --------------   ------------
Patents and core technology................................      $  220             5
Completed technology.......................................         300            10
Customer relationships.....................................       2,330             5
                                                                 ------
                                                                 $2,850           5.5
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

     In connection with the acquisition of SpeechWorks, ScanSoft exchanged 0.860 of a share of its common stock for each outstanding share of SpeechWorks stock. This transaction resulted in the issuance of approximately 32.5 million shares of ScanSoft common stock, representing approximately 33% of the outstanding common stock of ScanSoft after the completion of the acquisition. The SpeechWorks purchase price of $175.5 million includes the value of the ScanSoft common stock issued at a per share value of $5.26 (the average closing price of ScanSoft common stock for a total of five days immediately prior to and subsequent to the announcement of the acquisition) and transaction costs of $4.5 million. Included in the transaction costs is a warrant, valued at $0.2 million, for the purchase of 150,000 shares of ScanSoft's common stock (Note 13). In addition, the purchase price also includes the value of 184,850 shares of restricted ScanSoft common stock issued by ScanSoft, in replacement of previously outstanding SpeechWorks unvested restricted common stock, of $0.7 million based on the closing price of ScanSoft common stock on the acquisition date. The value of the unvested restricted common stock has been recorded as deferred compensation (Note 14).

                                 SCANSOFT, INC.

     The final purchase price allocation is as follows (in thousands):

Total purchase consideration:
  Common stock and restricted stock issued..................  $170,950
  Transaction costs.........................................     4,500
                                                              --------
  Total purchase consideration..............................  $175,450
                                                              ========
Allocation of the purchase consideration:
Assets acquired:
  Cash......................................................  $ 39,711
  Marketable securities.....................................       553
  Accounts receivable.......................................     9,952
  Other current assets......................................     1,230
  Property and equipment....................................     2,840
  Other long term assets....................................       808
  Identifiable intangible assets............................    13,310
  Goodwill..................................................   141,961
                                                              --------
  Total assets acquired.....................................   210,365
                                                              --------
  Deferred compensation for unvested restricted common
     stock..................................................       724
Liabilities assumed:
  Accounts payable..........................................    (1,610)
  Accrued expenses..........................................    (9,817)
  Deferred revenue..........................................    (6,135)
  Other long term liabilities...............................   (16,537)
  Note payable..............................................    (1,540)
                                                              --------
  Total liabilities assumed:................................   (34,915)
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

     In connection with the acquisition of SpeechWorks, the Company assumed all its lease obligations. Among these obligations are liabilities associated with office space which will become available beginning in January 2005. During the quarter ended December 31, 2003, the Company completed its review of all of the assumed leases. Based on the provisions of the lease agreements and management's expectations for post-acquisition operations, the Company determined that the total fair value of the assumed liabilities related to leases for which there will be no future benefit amounted to $12.9 million, which resulted in an adjustment to accrued liabilities and other long term liabilities assumed in the acquisition of $0.9 million and $12.0 million, respectively. A corresponding adjustment to goodwill of $12.9 million has been reflected in the table above.

                                 SCANSOFT, INC.

     The fair value of the future lease obligations includes an estimate of expected future sublease income in accordance with the provisions of EITF Issue 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. In accordance with EITF 95-3, if the actual lease obligations is less than the estimated lease obligation, due to the amount or timing of actual lease payments or sublease rental receipts, the difference will be recorded as an adjustment to the purchase price, resulting in an adjustment to goodwill. If the actual lease obligation exceeds the estimated lease obligation recorded and such amount is determined beyond one year after the acquisition date, the difference will be recorded as an adjustment to net income (loss).

     During the quarter ended September 30, 2004, the Company negotiated a sublease for a portion of the assumed SpeechWorks lease obligations. The terms of the sublease will result in approximately $0.8 million of additional sublease income to the Company. Therefore, the lease obligation and goodwill were reduced by approximately $0.8 million. Additionally, during the quarter the Company finalized its analysis of certain litigation assumed in the acquisition. The analysis resulted in the Company increasing the acquired liabilities by approximately $0.8 million

     At September 30, 2004, the purchase price allocation is final.

     In connection with the SpeechWorks acquisition, the Company eliminated 54 former employees of SpeechWorks. In connection with this action, a liability of $1.3 million, representing severance and related benefits, has been included in the purchase price allocation. All of the restructuring accrual related to SpeechWorks acquisition had been paid as of September 30, 2004.

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

                                 SCANSOFT, INC.

administered by the creditors committee of the former entities and approved by both the U.S. and Belgium courts on December 11, 2001. The transaction was completed on December 12, 2001 and the Company's results from operations include L&H activities since that date. The acquisition was accounted for as the acquisition of a business.

     Pursuant to the Purchase Agreement, the Company acquired patents, trademarks, tradenames, product and customer contracts associated with certain of the speech and language technology assets of L&H. In addition, the Company obtained rights to accounts receivable related to the customer contracts acquired and fixed assets. The Company also hired 223 employees from L&H. The Company paid $41.3 million in total consideration to the creditors as follows:
$10.0 million in cash, 7.4 million shares of the Company's common stock valued at $27.8 million (based on the average of the closing share price of our stock 3 days before and after the proposed acquisition was announced) and a 9% promissory note in the principal amount of $3.5 million, to be repaid in installments of $0.1 million of principal and interest quarterly commencing on March 15, 2002, for a total of eleven payments. All remaining principal and interest would become due on December 15, 2004 (Note 11). The Company incurred approximately $1.0 million of acquisition related costs.

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

                                 SCANSOFT, INC.

20. PRO FORMA RESULTS (UNAUDITED)

     The following table reflects unaudited pro forma results of operations of the Company assuming that the Philips, SpeechWorks, Locus Dialogue, Telelogue and B&G acquisitions had occurred on January 1, 2003 (in thousands, except per share data):

                                                               NINE MONTHS
                                                                  ENDED        YEAR ENDED
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
Revenues....................................................    $131,748        $164,325
Net loss....................................................    $(11,257)       $(42,251)
Net loss per basic and diluted share........................    $  (0.11)       $  (0.42)

     The unaudited pro forma results of operations in this note 20 include the restated financial results of SpeechWorks for the first six months of fiscal 2003 as previously reported on the Company's current report on Form 8-K/A as filed with the Securities and Exchange Commission on August 27, 2004. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of these periods.

21. RELATED PARTIES

     On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company's stock held by Xerox Corporation for approximately $80 million. At December 31, 2003, Xerox owned approximately 15% of the Company's outstanding common stock and all of the Company's outstanding Series B Preferred Stock. In addition, Xerox had the opportunity to acquire additional shares of common stock pursuant to a warrant (Note 11).

     As a result of the Xerox and Warburg Pincus transaction, Xerox is no longer a related party as of June 30, 2004. The Company does not engage in transactions in the normal course of its business with Warburg Pincus.

     The Company and Xerox have entered into multiple non-exclusive agreements in which the Company grants Xerox the royalty-bearing right to copy and distribute certain versions of the Company's software programs with Xerox's multi-function peripherals. Xerox's related party revenue accounted for 1%, 5% and 5% of total net revenues during each of the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, Xerox owed the Company $1.9 million, pursuant to these agreements, which are included in receivables from related parties.

     In connection with the Caere acquisition in the first quarter of 2000 and pursuant to a concurrent non-competition and consulting agreement, the Company agreed to pay in cash to the former Caere President and CEO, a current member of the Board of Directors of the Company, on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of ScanSoft common stock at that time, multiplied by 486,548. On March 5, 2002, the Company negotiated a deferred payment agreement with the former Caere President and CEO to terminate this agreement. Under the terms of the deferred payment agreement, the Company paid $1.0 million in cash on March 5, 2002 and agreed to make future cash payments totaling $3.3 million, with such amounts payable in equal quarterly installments of approximately $0.4 million over the following two years. During the nine months ended September 30, 2004, the Company paid the final quarterly installment under this agreement totaling $0.4 million. The total consideration of this agreement was accounted for in the original Caere purchase price and had no effect on the results of operations.

     At September 30, 2004, a member of the Company's Board of Directors, and a former member of the SpeechWorks Board of Directors, is a senior executive at Convergys Corporation. The Company and Convergys have entered into multiple non-exclusive agreements in which Convergys resells the Company's

                                 SCANSOFT, INC.

software. During the nine months ended September 30, 2004, Convergys accounted for approximately $0.3 million in total net revenues. As of September 30, 2004, Convergys owed the Company $0.1 million, pursuant to these agreements, which are included in receivables from related parties.

22. SUBSEQUENT EVENTS

     On November 14, 2004, the Company entered into an agreement and plan of merger to acquire Advanced Recognition Technologies, Inc. to expand its portfolio of embedded speech solutions. The gross purchase price to be paid is $26.5 million, representing an aggregate cash value of the transaction of approximately $21.5 million, net of the estimated cash closing balance of ART of $5.0 million. The purchase price will be paid in two installments. The first installment will be paid at closing, net of the estimated cash closing balance, and the second installment will consist of $16.5 million to be paid in December 2005.

     On November 15, 2004 the Company entered into an agreement and plan of merger to acquire Phonetic Systems, Ltd. to complement our position in automated directory assistance and enterprise speech applications. The aggregate consideration consists of (i) approximately $35.0 million in cash, of which $17.5 million will be paid at closing and $17.5 million will be paid 24 months after closing, (ii) a contingent payment of up to an additional $35.0 million in cash to be paid, if at all, upon the achievement of certain performance targets, and (iii) unvested warrants to purchase 750,000 shares of the Company's common stock that will vest, if at all, upon the achievement of certain performance targets.

     On November 15, 2004, the Company commenced an offer to purchase all of the outstanding capital stock of Rhetorical Systems Ltd. for approximately $6.7 million, consisting of approximately $4.9 million in cash and approximately $1.7 million of the Company's common stock. The acquisition was completed on December 6, 2004 for approximately three million Pounds Sterling in cash and 449,437 shares of ScanSoft common stock (valued at approximately $1.7 million based on the closing price of ScanSoft's common stock on the Nasdaq National Market on December 6, 2004).

     The cash consideration for these acquisitions is expected to be provided by existing cash, marketable securities and cash generated from operations or financings.

     These strategic acquisitions are expected to expand the Company's speech capabilities and resources and extend its ability to deliver highly valued solutions in three key speech sectors -- Directory Assistance, Enterprise Speech Applications and Wireless Solutions.

23. QUARTERLY DATA (UNAUDITED)

     The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

                                                 FIRST      SECOND     THIRD       NINE
                                                QUARTER    QUARTER    QUARTER     MONTHS
                                                --------   --------   --------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2004
  Total revenue...............................  $42,776    $46,127    $42,004    $130,907
Net income (loss).............................  $(2,813)   $  (410)   $(6,155)   $ (9,378)
Net income (loss) per share, basic and
  diluted.....................................  $ (0.03)   $ (0.00)   $ (0.06)   $  (0.09)
Weighted average common shares outstanding:
  Basic.......................................  102,847    103,881    104,604     103,780
  Diluted.....................................  102,847    103,881    104,604     103,780

                                 SCANSOFT, INC.

                                       FIRST    SECOND     THIRD    FOURTH
                                      QUARTER   QUARTER   QUARTER   QUARTER     YEAR
                                      -------   -------   -------   -------   --------
2003
  Total revenue.....................  $27,836   $27,743   $32,950   $46,870   $135,399
Net income (loss)...................  $  (174)  $(2,943)  $(3,731)  $ 1,330   $ (5,518)
Net income (loss) per share, basic
  and diluted.......................  $ (0.00)  $ (0.04)  $ (0.04)  $  0.01   $  (0.07)
Weighted average common shares
  outstanding:
  Basic.............................   67,689    65,821    83,694   103,072     78,398
  Diluted...........................   67,689    65,821    83,694   114,648     78,398

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 14, 2004, the Company filed a current report on Form 8-K, under Item 4.01 thereunder, to report the resignation of PricewaterhouseCoopers LLP as the registered independent public accounting firm for Scansoft, Inc.

     On October 26, 2004, the Company filed a current report on Form 8-K, under
Item 4.01 thereunder, to report that the Company's Audit Committee of the Board of Directors had engaged BDO Seidman, LLP as the Company's registered independent public accounting firm.

     There have been no disagreements with the Company's accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

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

     There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed below.

     In connection with their audit of our 2004 consolidated financial statements, BDO Seidman, LLP, our independent registered public accounting firm, advised management and our Audit Committee of the following significant deficiencies which did not individually or in the aggregate raise to the level of material weakness: The Company lacks the necessary corporate accounting resources to ensure consistently complete and accurate reporting of financial information which, when combined with the Company's need to realign and cross-train current finance and accounting personnel, has led to a dependence on key personnel in the organization, the loss of whom could impair the Company's ability to ensure consistently complete and accurate financial reporting. In certain circumstances the Company's accounting transactions, including related judgments and estimates, were not always supported in a timely manner by a sufficiently formal processes or sufficiently comprehensive documentation.

     In the third quarter of 2003, we commenced our Section 404 compliance efforts. During 2004, we deployed Oracle 11i to process and report all of our general accounting functions in our three major locations (Peabody, Massachusetts, Belgium and Hungary). In 2005, we will implement additional modules to continue to enhance the functionality of our Oracle implementation. We are also currently in the process of augmenting current processes, repositioning current finance and accounting personnel and recruiting additional personnel to ensure consistently complete and accurate reporting of financial information and to reduce our dependence on key personnel in our finance and accounting organization. We currently expect these efforts to extend into the second half of fiscal 2005. We believe that these efforts will address the conditions raised by BDO Seidman, LLP.

     To the knowledge of our Chief Executive Officer and Chief Financial Officer, our consolidated financial statements and other financial information included in this report fairly present in all material respects our financial condition as of the period ends presented in this report and our results of operations and cash flows for the periods presented in this report.

ITEM 9B.  OTHER INFORMATION

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K/T since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), no later than January 28, 2005, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as a part of this Report:

        (1) Financial Statements -- See Index to Financial Statements in Item 8 of this Report.

        (2) Financial Statement Schedules

             All schedules have been omitted as the requested information is inapplicable or the information is presented in the financial statements or related notes included as part of this Report.

        (3) Exhibits -See Item 15(b) of this Report below.

     (b) Exhibits.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
 2.1(1)       Agreement and Plan of Merger, dated December 2, 1998,
              between Visioneer, Inc., a Delaware corporation, and the
              Registrant.
 2.2(2)       Agreement and Plan of Reorganization, dated January 15,
              2000, by and among the Registrant, Scorpion Acquisitions
              Corporation, a Delaware corporation and a wholly-owned
              subsidiary of the Registrant, and Caere Corporation, a
              Delaware corporation.
 2.3(3)       Asset Purchase Agreement, dated as of December 7, 2001, by and among the Registrant and Lernout & Hauspie Speech
              Products N.V., a corporation organized and existing under
              the laws of the Kingdom of Belgium, L&H Holdings USA, a
              Delaware corporation that is a wholly-owned subsidiary of
              L&H, and certain other parties.
 2.4(20)      Purchase Agreement, dated October 7, 2002, between
              Koninklijke Philips Electronics N.V. and the Registrant.
 2.5(22)      Amendment No. 1 to Purchase Agreement, dated as of December
              20, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.
 2.6(22)      Amendment No. 2 to Purchase Agreement, dated as of January
              29, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.
 2.7(23)      Agreement and Plan of Reorganization, dated April 23, 2003, by and among the Registrant, Spiderman Acquisition
              Corporation and SpeechWorks International, Inc.
 2.8(28)      Agreement and Plan of Merger, dated as of May 4, 2004, as
              amended on May 28, 2004, by and among the Registrant, Tennis
              Acquisition Corporation, Telelogue, Inc., Pequot Venture
              Partners II, L.P., PVP II Telelogue Prom Note 2 Grantor
              Trust, Palisade Private Partnership II, L.P., and NJTC
              Venture Fund SBIC LP, Martin Hale as stockholder
              representative and U.S. Bank National Association as escrow agent.
 3.1(4)       Amended and Restated Certificate of Incorporation of the
              Registrant.
 3.2(31)      Certificate of Amendment of the Amended and Restated
              Certificate of Incorporation of the Registrant.
 3.3(29)      Amended and Restated Bylaws of the Registrant.
 4.1(6)       Specimen Common Stock Certificate.
 4.2(7)       Amended and Restated Preferred Shares Rights Agreement,
              dated as of October 23, 1996, as amended and restated as of
              March 15, 2004, between the Registrant and U.S. Stock
              Transfer Corporation, including the Certificate of
              Designation of Rights, Preferences and Privileges of Series
              A Participating Preferred Stock, the form of Rights
              Certificate and Summary of Rights attached thereto as
              Exhibits A, B and C, respectively.
 4.3(1)       Common Stock Purchase Warrant.
 4.4(19)      Share Purchase Agreement, dated as of December 13, 2001,
              between the Registrant and the State of Wisconsin Investment
              Board, as amended.
 4.5(19)      Share Purchase Agreement, dated as of April 12, 2002,
              between the Registrant and SF Capital Partners Ltd.
 4.6(30)      Securities Purchase Agreement, dated March 19, 2004, by and among Xerox Imaging Systems, Inc., Warburg Pincus Private
              Equity VIII, L.P, Warburg Pincus Netherlands Private Equity
              VIII I C.V., Warburg Pincus Netherlands Private Equity VIII
              II C.V., Warburg Pincus Germany Private Equity VIII K.G.,
              and the Registrant.

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
 4.7(30)      Stockholders Agreement, dated March 19, 2004, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P,
              Warburg Pincus Netherlands Private Equity VIII I C.V.,
              Warburg Pincus Netherlands Private Equity VIII II C.V., and
              Warburg Pincus Germany Private Equity VIII K.G.
 4.8(30)      Common Stock Purchase Warrants, dated March 15, 2004, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus
              Netherlands Private Equity VIII I C.V., Warburg Pincus
              Netherlands Private Equity VIII II C.V., and Warburg Pincus
              Germany Private Equity VIII K.G.
10.1(5)       Form of Indemnification Agreement.
10.2(9)       LZW Paper Input System Patent License Agreement, dated
              October 20, 1995, between the Registrant and Unisys
              Corporation.
10.3(9)       Patent License agreement, dated November 13, 1995, between the Registrant and Wang Laboratories, Inc.
10.4(10)      Software Distribution Agreement, dated April 26, 1995,
              between Xerox Imaging Systems, Inc. and Tech Data
              Corporation.
10.5(10)      Assignment, Assumption, Renewal and Modification Agreement,
              dated June 18, 1997, between Xerox Imaging Systems, Inc.,
              the Registrant and Tech Data Product Management, Inc.
10.6(21)      Distribution Agreement, dated September 22, 1993, between
              Ingram Micro, Inc. and Xerox Imaging Systems, Inc., as
              amended.
10.7(17)      Gold Disk Bundling Agreement: Pagis SE & Pagis Pro, dated
              June 29, 1998, between Xerox Corporation, through its
              Channels Group, and the Registrant, as amended.
10.8(17)      Gold Disk Bundling Agreement, dated March 25, 1998, between
              Xerox Corporation, Office Document Products Group and the
              Registrant.
10.9(12)**    Stand Alone Stock Option Agreement Number 1, dated as of
              August 21, 2000, by and between the Registrant and Paul A.
              Ricci.
10.10(13)     Lease Agreement, dated December 18, 2000, by and between
              James M. Salar, as trustee of the JMS Realty Trust, and the
              Registrant.
10.11(18)     Gold Disk Bundling Agreement, dated as of September 30,
              1999, as amended by Amendment Number 1, dated as of January
              1, 2000, between the Registrant and Xerox Corporation.
10.12(14)     Termination Agreement, dated March 5, 2002, by and between the Registrant and Robert Teresi.
10.13(11)**   Caere Corporation 1992 Non-Employee Directors' Stock Option
              Plan.
10.14(19)**   1993 Incentive Stock Option Plan, as amended.
10.15(24)**   1995 Employee Stock Purchase Plan, as amended and restated
              on April 27, 2000.
10.16(8)**    1995 Directors' Stock Option Plan, as amended.
10.17(19)**   1997 Employee Stock Option Plan, as amended.
10.18(15)**   1998 Stock Option Plan.
10.19(24)**   2000 Stock Option Plan.
10.20(5)**    2000 NonStatutory Stock Option Plan, as amended.
10.21(5)**    ScanSoft 2003 Stock Plan.
10.22(16)     Loan and Security Agreement, dated as of October 31, 2002, between the Registrant and Silicon Valley Bank.
10.23(25)     Loan and Security Agreement, dated as of October 31, 2002, as amended on May 7, 2003, between the Registrant and
              Silicon Valley Bank.

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
10.24(26)     Loan Modification Agreement, effective as of June 30, 2003, between the Registrant and Silicon Valley Bank.
10.25(30)     Loan and Security Agreement, dated as of October 31, 2002, as amended on March 31, 2004, between the Registrant and
              Silicon Valley Bank.
10.26(21)     Letter of Intent, dated March 20, 2002, between the
              Registrant and Digital River, Inc.
10.27(22)     Technology Transfer and License Agreement, dated as of
              January 30, 2003, between Koninklijke Philips Electronics
              N.V. and the Registrant.
10.28(22)     Promissory Note, dated January 30, 2003, between Koninklijke
              Philips Electronics N.V. and the Registrant.
10.29(22)     Zero Coupon Convertible Subordinated Note, dated January 30,
              2003, between Koninklijke Philips Electronics N.V. and the
              Registrant.
10.30(22)     Plan of Distribution Agreement, dated January 30, 2003,
              between Koninklijke Philips Electronics N.V. and the
              Registrant.
10.31(25)**   Letter, dated February 17, 2003, from the Registrant to
              Jeanne McCann regarding certain employment matters.
10.32(25)**   Amendment No. 1, dated April 28, 2003, to Employment
              Agreement, dated August 21, 2000, by and between the
              Registrant and Michael K. Tivnan.
10.33(25)     Reseller Agreement, dated as of March 31, 2003, by and
              between the Registrant and International Business Machines.
10.34(27)**   Employment Agreement, dated August 11, 2003, by and between the Registrant and Paul A. Ricci.
10.35(30)**   Employee Separation Agreement, dated March 18, 2004, by and between the Registrant and Stuart R. Patterson.
10.36(31)**   Employment Agreement, dated March 9, 2004, by and between
              the Registrant and John Shagoury.
10.37(31)**   Letter, dated May 23, 2004, from the Registrant to Steven
              Chambers regarding certain employment matters.
10.38**       Agreement and General Release, dated September 28, 2004, by and between the Registrant and David Gerth.
10.39**       Letter, dated September 27, 2004, from the Registrant to
              James R. Arnold, Jr. regarding certain employment matters.
14.1(29)      ScanSoft Code of Business Conduct and Ethics.
16.1(32)      Letter from PricewaterhouseCoopers LLP to the Securities and
              Exchange Commission dated September 14, 2004.
21.1          Subsidiaries of the Registrant.
23.1          Consent of BDO Seidman, LLP.
23.2          Consent of PricewaterhouseCoopers LLP.
24.1          Power of Attorney. (See Signature Page)
31.1          Certification of Chief Executive Officer Pursuant to Rule
              13a-14(a) or 15d-14(a).
31.2          Certification of Chief Financial Officer Pursuant to Rule
              13a-14(a) or 15d-14(a).
32.1          Certification Pursuant to 18 U.S.C. Section 1350.

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

 (5) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-108767) filed with the Commission on September 12, 2003.

 (6) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement of Form 8-A (No. 0-27038) filed with the Commission on December 6, 1995.

 (7) Incorporated by reference from the Registrant's Amendment to Registration Statement of Form 8-A/A (No. 0-27038) filed with the Commission on March 19, 2004.

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

(23) Incorporated by reference from the Registrant's Registration Statement of Form S-4 (No. 33-106184) filed with the Commission on June 17, 2003.

(24) Incorporated by reference from the Registrant's Definitive Proxy Statement, filed with the Commission on April 13, 2004.

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

(28) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on June 30, 2004.

(29) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 15, 2004.

(30) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed with the Commission on May 10, 2004.

(31) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

(32) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on September 14, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/T to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCANSOFT, INC.

                                          By: /s/ PAUL A. RICCI
                                          --------------------------------------
                                          Paul A. Ricci
                                          Chief Executive Officer and Chairman
                                          of the Board

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Ricci and James R. Arnold, Jr. jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K/T and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/T has been signed by the following persons in the capacities and on the dates indicated.

Date: January 6, 2005                         /s/ Paul A. Ricci
                                              --------------------------------------------------------
                                              Paul A. Ricci, Chief Executive Officer and Chairman of
                                              the Board (Principal Executive Officer)


Date: January 6, 2005                         /s/ James R. Arnold, Jr.
                                              --------------------------------------------------------
                                              James R. Arnold, Jr., Senior Vice President and Chief
                                              Financial Officer (Principal Financial Officer)


Date: January 6, 2005                         /s/ Gerald C. Kent, Jr.
                                              --------------------------------------------------------
                                              Gerald C. Kent, Jr. Vice President, Chief Accounting
                                              Officer and Controller (Principal Accounting Officer)


Date: January 6, 2005                         /s/ Mark Myers
                                              --------------------------------------------------------
                                              Mark Myers, Director


Date: January 6, 2005                         /s/ Katharine A. Martin
                                              --------------------------------------------------------
                                              Katharine A. Martin, Director


Date: January 6, 2005                         /s/ Robert G. Teresi
                                              --------------------------------------------------------
                                              Robert G. Teresi, Director


Date: January 6, 2005                         /s/ Robert J. Frankenberg
                                              --------------------------------------------------------
                                              Robert J. Frankenberg, Director


Date: January 6, 2005                         /s/ Robert Finch
                                              --------------------------------------------------------
                                              Robert Finch, Director


Date: January 6, 2005                         /s/ John C. Freker, Jr.
                                              --------------------------------------------------------
                                              John C. Freker, Jr., Director


Date: January 6, 2005                         /s/ William H. Janeway
                                              --------------------------------------------------------
                                              William H. Janeway, Director