Form 10-Q
period 2004-12-31
SCANSOFT INC
filed 2005-02-09
CIK 1002517

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  978-977-2000

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

     106,288,852 shares of the registrant's Common Stock, $0.001 par value, were outstanding as of January 31, 2005.

                                 SCANSOFT, INC.

                                   FORM 10-Q
                      THREE MONTHS ENDED DECEMBER 31, 2004
                                     INDEX

                                                                               PAGE
                                                                               ----
                           PART I: FINANCIAL INFORMATION
Item 1.          Consolidated Financial Statements
                 a) Consolidated Balance Sheets at December 31, 2004
                 (unaudited) and September 30, 2004..........................    2
                 b) Consolidated Statements of Operations for the three
                 months ended December 31, 2004 and 2003 (unaudited).........    3
                 c) Consolidated Statements of Cash Flows for the three
                 months ended December 31, 2004 and 2003 (unaudited).........    4
                 d) Notes to Consolidated Financial Statements (unaudited)...    5
Item 2.          Management's Discussion and Analysis of Financial Condition    27
                 and Results of Operations...................................
Item 3.          Quantitative and Qualitative Disclosures about Market          44
                 Risk........................................................
Item 4.          Controls and Procedures.....................................   45

                            PART II: OTHER INFORMATION
Item 1.          Legal Proceedings...........................................   46
Item 2.          Unregistered Sales of Equity Securities and Use of             46
                 Proceeds....................................................
Item 3.          Defaults Upon Senior Securities.............................   46
Item 4.          Submission of Matters to a Vote of Security Holders.........   46
Item 5.          Other Information...........................................   46
Item 6.          Exhibits....................................................   46
Signatures...................................................................   47
Exhibit Index
Certifications

                                 SCANSOFT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2004           2004
                                                              ------------   -------------
                                                              (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  41,276       $  22,963
  Marketable securities.....................................       1,506           7,373
  Accounts receivable, less allowances of $20,208 and
     $11,308, respectively (Note 3).........................      50,735          36,523
  Inventory.................................................         821             373
  Prepaid expenses and other current assets.................       6,535           6,256
                                                               ---------       ---------
     Total current assets...................................     100,873          73,488
  Long-term marketable securities...........................       3,814          17,355
  Goodwill..................................................     253,825         246,424
  Other intangible assets, net..............................      42,137          43,898
  Property and equipment, net...............................       8,253           7,985
  Other assets..............................................       4,011           3,503
                                                               ---------       ---------
     Total assets...........................................   $ 412,913       $ 392,653
                                                               =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  11,532       $   8,018
  Accrued compensation......................................      10,146           7,407
  Accrued expenses (Note 6).................................      15,613          12,710
  Deferred revenue..........................................      13,785          10,529
  Note payable (Note 8).....................................         337             457
  Deferred payment obligation for technology license........       2,826           2,760
  Other current liabilities.................................       5,348           3,667
                                                               ---------       ---------
     Total current liabilities..............................      59,587          45,548
Deferred revenue............................................         125             147
Long-term notes payable, net of current portion.............      27,609          27,700
Deferred tax liability......................................       2,936           2,123
Other liabilities...........................................      14,109          15,390
                                                               ---------       ---------
     Total liabilities......................................     104,366          90,908
                                                               ---------       ---------
Commitments and contingencies (Notes 3, 8 and 9)
Stockholders' equity:
  Series B preferred stock, $0.001 par value; 40,000,000
     shares authorized; 3,562,238 shares issued and
     outstanding (liquidation preference $4,631)............       4,631           4,631
  Common stock, $0.001 par value; 280,000,000 shares
     authorized; 109,026,636 and 108,604,686 shares issued
     and 106,249,600 and 105,833,179 shares outstanding,
     respectively...........................................         109             109
  Additional paid-in capital................................     478,258         476,206
  Treasury stock, at cost (2,777,032 and 2,771,505 shares,
     respectively)..........................................     (11,094)        (11,071)
  Deferred compensation.....................................      (5,047)         (5,465)
  Accumulated other comprehensive income (loss).............         371            (843)
  Accumulated deficit.......................................    (158,681)       (161,822)
                                                               ---------       ---------
     Total stockholders' equity.............................     308,547         301,745
                                                               ---------       ---------
     Total liabilities and stockholders' equity.............   $ 412,913       $ 392,653
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

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
REVENUES:
Product licenses............................................  $ 46,834   $ 36,464
Professional services.......................................    13,744      8,002
Related parties.............................................        --      2,404
                                                              --------   --------
     Total revenue..........................................    60,578     46,870
                                                              --------   --------
COSTS AND EXPENSES:
Cost of revenue:
  Cost of product licenses(1)...............................     5,516      4,569
  Cost of professional services(1)..........................     9,592      5,911
  Cost of revenue from amortization of intangible assets....     2,825      3,035
                                                              --------   --------
     Total cost of revenue..................................    17,933     13,515
                                                              --------   --------
Gross margin................................................    42,645     33,355
Operating expenses:
  Research and development(1)...............................     9,110      8,869
  Sales and marketing(1)....................................    18,551     17,484
  General and administrative(1).............................     6,867      4,777
  Amortization of other intangible assets...................       669        851
  Stock-based compensation expense..........................       698        175
  Restructuring and other charges, net......................       659        627
                                                              --------   --------
     Total operating expenses...............................    36,554     32,783
                                                              --------   --------
Income from operations......................................     6,091        572
Other income (expense):
  Interest income...........................................       117        128
  Interest expense..........................................       (90)      (354)
  Other (expense) income, net...............................      (917)       242
                                                              --------   --------
Income before income taxes..................................     5,201        588
Provision for (benefit from) income taxes...................     2,060       (742)
                                                              --------   --------
Net income..................................................  $  3,141   $  1,330
                                                              ========   ========
Net income per share, basic and diluted.....................  $   0.03   $   0.01
                                                              ========   ========
Weighted average common shares outstanding, basic...........   108,535    103,072
                                                              ========   ========
Weighted average common shares outstanding, diluted.........   115,992    114,648
                                                              ========   ========
(1) Excludes stock-based compensation expense as follows:
Cost of product licenses....................................         4         --
Cost of professional services...............................        35         --
Research and development....................................        84         --
Sales and marketing.........................................       211         17
General and administrative..................................       364        158
                                                              --------   --------
                                                              $    698   $    175
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

                                 SCANSOFT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                2004      2003
                                                              --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  3,141   $ 1,330
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................     1,021       894
     Amortization of other intangible assets................     3,494     3,886
     Accounts receivable allowances.........................       346       358
     Non-cash portion of restructuring charges..............        --        20
     Stock-based compensation...............................       698       175
     Foreign exchange loss..................................      (891)     (888)
     Non-cash interest expense..............................        66       (22)
     Deferred tax provision.................................     1,076      (177)
     Changes in operating assets and liabilities, net of
      effects from acquisitions:
     Accounts receivable....................................   (12,824)   (9,042)
     Inventory..............................................      (436)      493
     Prepaid expenses and other current assets..............       (49)    1,654
     Other assets...........................................       117     1,249
     Accounts payable.......................................     3,080       921
     Accrued expenses.......................................     4,138    (2,976)
     Other liabilities......................................      (146)      311
     Deferred revenue.......................................     2,772     4,025
                                                              --------   -------
       Net cash provided by operating activities............     5,603     2,211
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment...........      (829)   (1,457)
  Cash received (paid) for acquisitions, including
     transaction costs......................................    (6,694)    1,221
  Gross sales and maturities of marketable securities.......    19,494       553
                                                              --------   -------
     Net cash provided by investing activities..............    11,971       317
                                                              --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Settlement of acquisition related liabilities.............        --    (6,940)
  Payment of note payable and deferred acquisition
     payments...............................................      (227)     (301)
  Purchase of treasury stock................................      (125)   (1,062)
  Payments under deferred payment agreement.................        --      (410)
  Proceeds from issuance of common stock, net of issuance
     costs..................................................        --    (1,272)
  Proceeds from issuance of common stock under employee
     stock-based compensation plans.........................       203     2,381
                                                              --------   -------
       Net cash used in financing activities................      (149)   (7,604)
                                                              --------   -------
Effects of exchange rate changes on cash and cash
  equivalents...............................................       888       175
                                                              --------   -------
Net (decrease) increase in cash and cash equivalents........    18,313    (4,901)
Cash and cash equivalents at beginning of period............    22,963    47,485
                                                              --------   -------
Cash and cash equivalents at end of period..................  $ 41,276   $42,584
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SCANSOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of ScanSoft, Inc. (the "Company" or "ScanSoft") have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 2004, and the results of operations and cash flows for the three months ended December 31, 2004 and 2003. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Transition Report on Form 10-K/T for the nine month transition period ended September 30, 2004 filed with the Securities and Exchange Commission on January 6, 2005. The results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005, or any future period.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CHANGE IN FISCAL YEAR

     On October 23, 2004, the Company's Board of Directors approved a change in the Company's fiscal year end from December 31 to September 30, effective beginning September 30, 2004.

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

  FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's foreign subsidiaries is the local currency, with the exception of the Company's subsidiary in Budapest, Hungary for which the functional currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries that are denominated in non-functional currencies are revalued into its

                                 SCANSOFT, INC.

                                  (UNAUDITED)

functional currency at exchange rates in effect at the balance sheet date. The Company reported in other income (expense), net foreign currency transaction and other translation losses of $1.0 million for the three months ended December 31, 2004 and a $0.4 million gain for the comparable period in 2003.

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

  REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions", SOP 81-1 Accounting for Performance of Construction Type and Certain Performance Type Contracts and the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104") and Emerging Issues Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given by a Vendor (Including a Reseller of the Vendors Products)" and FASB 48 ("FAS 48"), "Revenue Recognition when Right of Return Exists". In general we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence ("VSOE") exists for any undelivered elements. We reduce revenue recognized for estimated future returns, price protection and rebates, and certain marketing funds at the time the related revenue is recorded.

     Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. The Company has not aggregated and analyzed historical returns from distributor and resellers to form a basis in order to estimate the future sales returns by distributor and resellers. As a result, the Company recognizes revenue from sales to these distributors and resellers when the distributor and reseller have sold products through to retailers and end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable for the sales price of all inventories subject to return.

                                 SCANSOFT, INC.

                                  (UNAUDITED)

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

     The Company may sell, under one contract or related contracts, software licenses, custom software applications and other services considered essential to the functionality of the software and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on VSOE of its fair value and additionally based upon stated renewal rates. The remainder of the total contract value is then attributed to the software license and related professional services, which are typically recognized as revenue using the percentage-of-completion method. As a result, discounts inherent in the total contract value are attributed to the software license and related professional services. The Company may sell under one contract or related contracts, software licenses, maintenance and support arrangement and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on VSOE of their fair values. The remainder of the contract value is attributed to the software licenses, which are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met. As a result, discounts inherent in the total contract value are attributed to the software licenses.

     The Company follows the guidance of EITF No. 01-09, in determining whether consideration given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same

                                 SCANSOFT, INC.

                                  (UNAUDITED)

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

     During the three months ended December 31, 2004, the Company escrowed approximately $0.4 million of cash, with Anglo Irish Bank in connection with the renewal of the 3.5 million euro hedge contract. The Company had previously escrowed approximately $0.5 million of cash as a result of a dispute with one of its vendors. The Company is working to resolve this dispute at which time the escrow will be returned to the Company or released from escrow. As of December 31, 2004, total cash escrowed was approximately $0.9 million and is included in cash and cash equivalents in the accompanying balance sheet.

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

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the related lease or the estimated economic useful life, if shorter. The cost and related accumulated depreciation of sold or retired assets are removed from the accounts and any gain or loss is included in operations. Repairs and maintenance costs are expensed as incurred.

                                 SCANSOFT, INC.

                                  (UNAUDITED)

  LONG-LIVED TANGIBLE AND INTANGIBLE ASSETS AND GOODWILL

     The Company has significant long-lived tangible and intangible assets, including goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. Long-lived tangible and intangible assets include fixed assets, patents and core technology, completed technology and trademarks which are amortized using the straight-line method over their estimated useful lives. The values of intangible assets, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. The Company assesses the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it considers important, which could trigger an impairment of such assets, include the following:

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

     SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires, among other things, the discontinuance of goodwill amortization. The standard also includes provisions for the assessment of the useful lives of existing recognized intangible assets and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company has assessed the useful lives of its existing intangible assets, other than goodwill, and believes that estimated useful lives remain appropriate. In addition, the Company has determined that it operates in one reporting unit. As a result, the fair value of the reporting unit was determined using the Company's market capitalization as of July 1, 2004. As the fair value of the reporting unit as of this date was in excess of the carrying amount of the net assets, the Company concluded that its goodwill was not impaired. No further analysis was required under SFAS 142.

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

                                 SCANSOFT, INC.

                                  (UNAUDITED)

  RESEARCH AND DEVELOPMENT COSTS

     Costs incurred in the research and development of new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. In the three months ended December 31, 2004 and 2003, costs eligible for capitalization were not material.

  LEGAL EXPENSES INCURRED TO DEFEND PATENTS

     The Company capitalizes external legal costs incurred in the defense of its patents if the Company believes that the future economic benefit of the patent will be increased. The Company monitors the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, writes off capitalized costs, if any, in the period the change is determined. As of December 31, 2004 and September 30, 2004, capitalized patent defense costs totaled $0.8 million and $0.5 million, respectively.

  CAPITALIZATION OF INTERNAL USE SOFTWARE COSTS

     The Company capitalizes development costs of software for internal use pursuant to Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. As of December 31, 2004, the Company had capitalized costs of $0.4 million related to internal financial systems of which a portion of the cost for modules not yet deployed have been included in construction in process.

  INCOME TAXES

     Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which the Company considers to be permanent investments.

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

  COMPREHENSIVE INCOME

     Total comprehensive income, net of taxes, was $4.4 million and $1.1 million for the three months ended December 31, 2004 and 2003, respectively. Comprehensive income for the three months ended December 31, 2004 consists of net income of $3.1 million, foreign currency translation gains of $1.2 million and unrealized gains on marketable securities of $0.1 million. For the purposes of comprehensive income disclosures, the

                                 SCANSOFT, INC.

                                  (UNAUDITED)

Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

  CONCENTRATION OF RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management's expectations. At December 31, 2004 one customer represented 12% of the Company's net accounts receivable balance. At September 30, 2004, no customer represented greater than 10% of the Company's net accounts receivable balance.

  FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

     Financial instruments include cash equivalents, marketable securities, accounts receivable, and notes payable and are carried in the financial statements at amounts that approximate their fair value as of December 31, 2004 and September 30, 2004.

  MARKETABLE SECURITIES

     The Company accounts for its marketable equity securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." Beginning in April 2004, the Company began investing in short and long-term marketable securities to improve the yield on its investment portfolio. At December 31, 2004, the stated maturities of the Company's investments are $1.5 million within one year and $3.8 million within one to five years. These investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on sales of short-term and long-term investments have not been material. During the three month period ended December 31, 2004, no short-term or long-term marketable securities were purchased.

     All short-term and long-term marketable securities have been classified as available-for-sale securities as follows:

                                                                     NET
                                                                  UNREALIZED   ESTIMATED
                                                          COST      LOSSES     FAIR VALUE
                                                         ------   ----------   ----------
                                                                  (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2004
Classified as current assets:
  U.S. government agencies.............................  $  529      $ (1)       $  528
  Corporate notes......................................     982        (4)          978
                                                         ------      ----        ------
     Short-term marketable securities..................   1,511        (5)        1,506
                                                         ------      ----        ------
Classified as long-term assets:
  Corporate bonds......................................   3,865       (51)        3,814
                                                         ------      ----        ------
     Long-term marketable securities...................   3,865       (51)        3,814
                                                         ------      ----        ------
Total..................................................  $5,376      $(56)       $5,320
                                                         ======      ====        ======

                                 SCANSOFT, INC.

                                  (UNAUDITED)

                                                                     NET
                                                                  UNREALIZED   ESTIMATED
                                                         COST       LOSSES     FAIR VALUE
                                                        -------   ----------   ----------
                                                                 (IN THOUSANDS)
BALANCE AT SEPTEMBER 30, 2004
Classified as current assets:
  U.S. government agencies............................  $ 4,419     $  (4)      $ 4,415
  Corporate notes.....................................    2,967        (9)        2,958
                                                        -------     -----       -------
     Short-term marketable securities.................    7,386       (13)        7,373
                                                        -------     -----       -------
Classified as long-term assets:
  U.S. government agencies............................    2,055       (15)        2,040
  Corporate bonds.....................................   15,427      (112)       15,315
                                                        -------     -----       -------
     Long-term marketable securities..................   17,482      (127)       17,355
                                                        -------     -----       -------
Total.................................................  $24,868     $(140)      $24,728
                                                        =======     =====       =======

  NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on (i) the weighted average number of common shares outstanding,
(ii) the assumed conversion of the Series B Preferred Stock, and (iii) the effect, when dilutive, of outstanding stock options, the convertible debenture, warrants, and unvested shares of restricted stock using the treasury stock method. For the three months ended December 31, 2004 and 2003, 12,240,046 and 11,627,399 potentially dilutive common shares were excluded from the computation of net income per share, respectively, because they are antidilutive.

                                 SCANSOFT, INC.

                                  (UNAUDITED)

     Below is a required detailed computation of net income for earning per share. As noted in Note 9, the Series B Preferred stock is a participating security, accordingly, the Company has applied EITF Issue No. 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128" in computing net income per share for the three months ended December 31, 2004 and 2003, respectively (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Basic:
Net income..................................................  $  3,141   $  1,330
Assumed distributions on 3,562 shares of participating
  convertible preferred stock...............................      (146)       (89)
                                                              --------   --------
Net income applicable to common shareholders, basic.........  $  2,995   $  1,241
                                                              --------   --------
Weighted average common shares, basic.......................   104,973     99,510
Net income per share, basic.................................  $   0.03   $   0.01
                                                              ========   ========
Diluted:
Net income..................................................  $  3,141   $  1,330
Assumed distributions on 3,562 shares of participating
  convertible preferred stock...............................      (140)       (84)
                                                              --------   --------
Net income applicable to common shareholders, diluted.......  $  3,001   $  1,246
                                                              --------   --------
Weighted average common shares, diluted.....................   104,973     99,510
Effect of dilutive securities:
  Stock options.............................................     2,321      6,218
  Convertible debentures, zero interest rate................     4,587      4,587
  Warrants..................................................       443        509
  Unvested restricted stock.................................       106        262
                                                              --------   --------
Weighted average common shares, diluted.....................   112,430    111,086
                                                              --------   --------
Net income per share, diluted...............................  $   0.03   $   0.01
                                                              ========   ========

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

                                 SCANSOFT, INC.

                                  (UNAUDITED)

     Had compensation expense for the Company's stock-based compensation plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company's net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2004         2003
                                                              ---------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net income -- as reported...................................    $3,141      $ 1,330
Add back: Stock-based compensation included in net income,
  as reported...............................................       698          175
Deduct: Stock-based employee compensation expense determined
  under the fair value-based-method.........................    (2,794)      (2,904)
                                                                ------      -------
Net income (loss) -- pro forma..............................    $1,045      $(1,399)
                                                                ======      =======
Net income per share -- as reported: basic and diluted......    $  0.3      $   0.1
Net income (loss) per share -- pro forma: basic and
  diluted...................................................    $  0.1      $  (0.1)

RECLASSIFICATIONS

     Certain prior year financial statement amounts have been reclassified to conform with current year presentation.

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

                                 SCANSOFT, INC.

                                  (UNAUDITED)

3.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2004           2004
                                                              ------------   -------------
                                                                     (IN THOUSANDS)
Accounts receivable.........................................    $57,375         $38,265
Unbilled accounts receivable................................     13,568           9,566
                                                                -------         -------
                                                                 70,943          47,831
Less -- allowances..........................................    (20,208)        (11,308)
                                                                -------         -------
                                                                $50,735         $36,523
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

4.  ACQUISITIONS

  ACQUISITION OF RHETORICAL SYSTEMS LTD. (RHETORICAL)

     On December 6, 2004, the Company acquired all of the outstanding shares of Rhetorical Systems, Ltd., a supplier of innovative text-to-speech solutions and tools based in Edinburgh, Scotland.

     With the acquisition of Rhetorical Systems, ScanSoft solidified its position as a leading provider of speech synthesis or text-to-speech (TTS) solutions for a variety of speech-based applications. The Rhetorical acquisition will further differentiate ScanSoft's solutions with a number of techniques, tools and services that enhance the ability to deliver custom, dynamic voices.

     The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

     The consideration consisted of cash payments equal to 2,758,000 Pounds Sterling in cash ($5,360,000) and 449,437 shares of ScanSoft common stock (valued at approximately $1,672,000 in accordance with EITF Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination"). The total initial purchase price of approximately $8,477,000 also includes estimated transaction costs of $1,445,000.

     The merger is a taxable event and has been accounted for as a purchase of a business.

                                 SCANSOFT, INC.

                                  (UNAUDITED)

     The preliminary purchase price allocation is as follows (in thousands):

Total purchase consideration:
  Cash......................................................   $ 5,360
  Stock issued..............................................     1,672
  Transaction costs.........................................     1,445
                                                               -------
     Total purchase consideration...........................   $ 8,477
                                                               =======
Preliminary allocation of the purchase consideration:
  Current assets............................................   $   824
  Property and equipment....................................       303
  Identifiable intangible assets............................     1,310
  Goodwill..................................................     7,654
                                                               -------
     Total assets acquired..................................    10,091
                                                               -------
  Current liabilities assumed...............................    (1,614)
                                                               -------
                                                               $ 8,477
                                                               =======

     Current assets acquired primarily relate to cash and accounts receivable and a facility lease deposit. Current liabilities assumed primarily relate to accrued expenses.

     The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

                                                                  AMOUNT           LIFE
                                                              ---------------   ----------
                                                              (IN THOUSANDS)    (IN YEARS)
Core and completed technology...............................      $  490            10
Customer relationships......................................         690             4
License professional services contract......................         100           .25
Non-compete agreements......................................          30           2-3
                                                                  ------
                                                                  $1,310
                                                                  ======

     The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable assets was recorded as goodwill and amounted to approximately $7.7 million. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142.

  ACQUISITION OF BRAND & GROEBER COMMUNICATIONS GBR ("B&G")

     On September 16, 2004, the Company acquired B&G, including all the intellectual property relating to embedded speech synthesis technology. The consideration consists of cash payments of approximately $0.2 million and four contingent payments of up to approximately E 5.8 million through 2007 to be paid, if at all, based upon the achievement of certain performance targets, as defined in the acquisition agreement. The total initial purchase price of approximately $0.3 million, includes cash consideration of $0.2 million and estimated transaction costs of $0.1 million. The acquisition has been accounted for as a purchase of a business.

                                 SCANSOFT, INC.

                                  (UNAUDITED)

     The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

                                                                  AMOUNT          LIFE
                                                              --------------   ----------
                                                              (IN THOUSANDS)   (IN YEARS)
Completed technology........................................       $ 80            5
Customer relationships......................................        180            4
Trade names and trademarks..................................         20            8
                                                                   ----
                                                                   $280
                                                                   ====

     Any excess purchase price over the identified assets will be treated as goodwill.

     The results of operations of the acquired business's have been included in the financial statements of the Company since the date of acquisition.

5.  OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following (in thousands):

                                       GROSS CARRYING   ACCUMULATED    NET CARRYING     USEFUL
                                           AMOUNT       AMORTIZATION      AMOUNT        LIVES
                                       --------------   ------------   ------------   ----------
                                                                                      (IN YEARS)
December 31, 2004
Patents and core technology..........     $54,555         $34,751        $19,804          1-9
Completed technology.................      13,528           4,648          8,880          1-4
Tradenames and trademarks............       5,892           2,585          3,307         1-10
Non-competition agreement............       4,088           4,058             30          1-6
Acquired favorable lease.............         553             553             --
Customer relationships...............      13,432           3,316         10,116
Other................................         200             200             --
                                          -------         -------        -------
                                          $92,248         $50,111        $42,137
                                          =======         =======        =======

September 30, 2004
Patents and core technology..........     $53,998         $32,753        $21,245
Completed technology.................      13,511           3,966          9,545
Tradenames and trademarks............       5,871           2,407          3,464
Non-competition agreement............       4,058           4,058             --
Acquired favorable lease.............         553             553             --
Customer relationships...............      12,324           2,680          9,644
Other................................         200             200             --
                                          -------         -------        -------
                                          $90,515         $46,617        $43,898
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

                                 SCANSOFT, INC.

                                  (UNAUDITED)

agreement and the first installment payment of $2.8 million due March 31, 2004 was paid on that date. The remaining payment of $2.8 million including interest of $0.2 million will be paid on March 31, 2005.

     Based on the net present value of the deferred payments due in 2004 and 2005, using an interest rate of 7.0%, the Company recorded $11.4 million as completed technology. That amount is being amortized to cost of revenue based on the greater of (a) the ratio of current gross revenue to total current and expected future revenues for the products or (b) the straight-line basis over the period of expected use, five years. The $0.6 million difference between the stated payment amounts and the net present value of the payments is being charged to interest expense over the payment period. As of December 31, 2004, the payment due on or before March 31, 2005 has been classified as a current liability, deferred payment obligation for technology license.

     Aggregate amortization expense was $3.5 million and $3.9 million for the three months ended December 31, 2004 and 2003, respectively. Of this amount, $2.8 million and $3.0 million was included in cost of revenue, respectively and $0.7 million and $0.9 million was recorded in operating expenses, respectively.

     Estimated amortization expense for each of the five succeeding fiscal years as of December 31, 2004 is as follows (in thousands):

                                                                    SELLING,
                                                       COST OF    GENERAL AND
YEAR ENDING SEPTEMBER 30,                              REVENUE   ADMINISTRATIVE    TOTAL
-------------------------                              -------   --------------   -------
2005 (January 1 - September 30, 2005)................  $ 5,129      $ 2,087       $ 7,216
2006.................................................    5,474        2,425         7,899
2007.................................................    5,435        2,284         7,719
2008.................................................    4,223        2,012         6,235
2009.................................................    2,686        1,655         4,341
Thereafter...........................................    6,390        2,337         8,727
                                                       -------      -------       -------
Total................................................  $29,337      $12,800       $42,137
                                                       =======      =======       =======

6.  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2004           2004
                                                              ------------   -------------
Accrued sales and marketing incentives......................    $ 3,200         $ 3,533
Accrued restructuring and other charges.....................        580             574
Accrued royalties...........................................        550             513
Accrued professional fees...................................      2,591           2,673
Accrued acquisition liabilities.............................         32              32
Accrued transaction costs...................................      2,844             362
Accrued other...............................................      5,816           5,023
                                                                -------         -------
                                                                $15,613         $12,710
                                                                =======         =======

                                 SCANSOFT, INC.

                                  (UNAUDITED)

7.  RESTRUCTURING AND OTHER CHARGES

     During the three months ended December 31, 2004, a charge of approximately $0.7 million was taken in connection with the termination of 10 existing ScanSoft employees.

     At December 31, 2004, the remaining restructuring accrual from current and prior restructuring activities amounted to $0.6 million. This amount is composed of $0.2 million of lease exit costs and $0.4 million of employee-related severance costs, of which $0.1 million is for severance to the former Caere President and CEO.

     The severance due to the former Caere President and CEO will be paid through March 2005. Certain other severance costs related to restructuring actions undertaken during 2003 will be paid through March 2009.

     The following table sets forth the fiscal year 2005 and 2004 restructuring and other charges accrual activity (in thousands):

                                                                       LEASE
                                                            EMPLOYEE   EXIT
RESTRUCTURING AND OTHER CHARGES ACCRUAL                     RELATED    COSTS    TOTAL
---------------------------------------                     --------   -----   -------
Balance at December 31, 2003..............................    1,552      309     1,861
Restructuring and other charges...........................      801       --       801
Non-cash write-off........................................     (348)      --      (348)
Cash Payments.............................................   (1,599)    (141)   (1,740)
                                                            -------    -----   -------
Balance at September 30, 2004.............................  $   406    $ 168   $   574
Restructuring and other charges...........................      659       --       659
Cash Payments.............................................     (632)     (21)     (653)
                                                            -------    -----   -------
Balance at December 31, 2004..............................  $   433    $ 147   $   580
                                                            =======    =====   =======

8.  DEBT AND CREDIT FACILITIES AND COMMITMENTS AND CONTINGENCIES

  CREDIT FACILITY

     On October 31, 2002, the Company entered into a two year Loan and Security Agreement (as amended, the "Loan Agreement") with Silicon Valley Bank (the "Bank") that consisted of a $10.0 million revolving loan (the "Credit Facility"). The Company amended this Loan and Security Agreement, as of March 31, 2004, extending the term to March 31, 2006. Under this amendment, the Company must comply with both a minimum adjusted quick ratio and minimum tangible net worth calculation, as defined in the Loan Agreement. Depending on the Company's adjusted quick ratio, borrowings under the Credit Facility bear interest at the Bank's prime rate plus 0.0% or 0.75%, (5.25% at December 31, 2004), as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time was amended to the lesser of $20.0 million or a borrowing base equal to the aggregate amounts un-drawn on outstanding letters of credit, minus either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on the Company's adjusted quick ratio. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the two-year loan term. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, predominantly its accounts receivable, but not its intellectual property. As of December 31, 2004, the Company was in compliance with all covenants.

     As of December 31, 2004, no amounts were outstanding under the Credit Facility and $18.4 million was available for borrowing in addition to approximately $1.6 million committed under this line of credit for

                                 SCANSOFT, INC.

                                  (UNAUDITED)

outstanding Letters of Credit. The Company can make no guarantees as to its ability to satisfy its future financial covenant calculations.

  EQUIPMENT LINE OF CREDIT

     In connection with the acquisition of SpeechWorks, the Company assumed $1.5 million of principal amounts outstanding under a one-year equipment line-of-credit with a bank which expired on June 30, 2003. As of December 31, 2004, a balance of $0.3 million remains outstanding. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the bank's prime rate (5.25% at December 31, 2004), which is payable in equal monthly payments over a period of 36 months. In accordance with the terms of the equipment line of credit, as of December 31, 2004, principal payments of $0.2 million are due during the year ending September 30, 2005; and $0.1 million are due during the year ending September 30, 2006. Under the financing agreement, the Company is obligated to comply with certain financial covenants related to total tangible net assets and was in compliance as of December 31, 2004.

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

                                 SCANSOFT, INC.

                                  (UNAUDITED)

     On September 9, 2004, BIS Advanced Software Systems, Ltd. ("BIS") filed an action against the Company in the United States District Court for the District of Massachusetts claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, BIS alleges that the Company is infringing United States Patent No. 6,401,239 entitled "System and Method for Quick Downloading of Electronic files." The Company filed an Answer and Counterclaims on December 22, 2004. The Company believes this claim has no merit, and it intends to defend the action vigorously.

     On August 5, 2004, Compression Labs Inc. filed an action against the Company in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Compression Labs alleges that the Company is infringing United States Patent No. 4,698,672 entitled "Coding System for Reducing Redundancy." The Company believes this claim has no merit, and intends to defend the action vigorously.

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

     The Company believes that the final outcome of the current litigation matters described above will not have a significant adverse effect on its financial position or results of operations. However, even if the

                                 SCANSOFT, INC.

                                  (UNAUDITED)

Company's defense is successful, the litigation could require significant management time and will be costly. Should the Company not prevail in these litigation matters, its operating results, financial position and cash flows could be adversely impacted.

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

     In accordance with the provisions of FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the following table represents the deferred revenue activity related to the Company's obligations under maintenance and support contracts for the three month period ended December 31, 2004 (in thousands):

Beginning balance as of September 30, 2004..................  $ 4,130
Additions due to new billings during fiscal 2005............    2,827
Maintenance revenue recognized during fiscal 2005...........   (2,229)
                                                              -------
Ending balance as of December 31, 2004......................  $ 4,728
                                                              =======

9.  STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 as Series B Preferred Stock. In connection with the acquisition of ScanSoft, the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox Corporation ("Xerox"). On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company's

                                 SCANSOFT, INC.

                                  (UNAUDITED)

stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B preferred stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The Series B Preferred Stock holders are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, as and if declared by the Board of Directors. In addition, after payment of such dividends, any additional dividends or distributions shall be distributed among all holders of Common Stock and all holders of Series B Preferred Stock in proportion to the number of shares of Common Stock which would be held by each such holder if all shares of Series B Preferred Stock were converted to Common Stock. To date no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock.

  COMMON STOCK WARRANTS

     On November 15, 2004, in connection with the acquisition of Phonetics Systems, Ltd., the Company issued unvested warrants to purchase 750,000 shares of ScanSoft common stock at an exercise price of $4.46 per share that will vest, if at all, upon the achievement of certain performance targets. The initial valuation of the warrants will occur upon closing of the acquisition and will be treated as purchase consideration in accordance with EITF Issue No. 97-8 "Accounting for Contingent Consideration Issued in a Purchase Business Combination". Future changes in the value of the warrant will be accounted for in accordance with EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". See
Note 14 for further discussion on the acquisition of Phonetic Systems, Ltd.

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

                                 SCANSOFT, INC.

                                  (UNAUDITED)

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

     On December 17, 2003, pursuant to a letter agreement, dated October 17, 2003, the Company issued a warrant to a former employee of SpeechWorks, which expired on December 17, 2004, for the purchase of 11,180 shares of its common stock at an exercise price of $7.70 per share, and 2,552 shares of its common stock at an exercise price of $5.64 per share. The warrant was valued at approximately $18,000 based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, a risk-free interest rate of 1.63%, an expected term of 1 year, no dividends and a stock price of $5.62 based on the Company's stock price at the time of issuance.

  STOCK REPURCHASE

     On August 6, 2003, the Company's board of directors authorized the repurchase of up to $25 million of the Company's common stock over the following 12 months; however, the Company may suspend or discontinue the repurchase program at any time. From August 6, 2003 through December 31, 2003, the Company repurchased 618,088 common shares at a purchase price of $2.9 million; the Company records treasury stock at cost. The Company repurchased 5,525 shares of common stock at a cost of $23,000 during the three month period ended December 31, 2004.

     As of December 31, 2004, the Company had repurchased a total of 2,777,032 common shares under this and previous repurchase programs. The Company intends to use the repurchased shares for its employee stock plans and for potential future acquisitions.

10.  RESTRICTED COMMON STOCK AND STOCK PURCHASE RIGHTS

     During the three months ended December 31, 2004, the Company awarded net 68,477 restricted stock purchase units to certain senior executives and employees of the Company. As of December 31, 2004, there were 893,104 shares of restricted stock and 442,986 restricted stock units that were unvested and which may not be sold, transferred or assigned until such restrictions lapse. The holders of the restricted stock are entitled to participate in dividends and voting rights. The holders of restricted stock units are not entitled to dividends nor do they have voting rights. The restricted stock purchase units and shares of restricted stock vest no later than September 30, 2007, with opportunities for acceleration upon achievement of defined goals. Except as otherwise specified in the agreements, in the event that the executive or employees' employment with the Company terminates, any unvested shares shall be forfeited and revert to the Company. The purchase price of the restricted shares equaled the par value of the shares. The purchase price of the restricted stock purchase units, payable at time of issuance of shares, equaled the par value of the shares. The difference between the purchase price and the fair value of the Company's common stock on the date of issuance based on the listed exchange price, has been recorded as deferred compensation and additional paid-in-capital.

     The deferred compensation expense from the aforementioned awards is being recognized ratably over the vesting periods, resulting in $0.7 million and $0.2 million of stock compensation expense during the three months ended December 31, 2004 and 2003, respectively.

                                 SCANSOFT, INC.

                                  (UNAUDITED)

11.  SEGMENT AND GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company operates in a single segment. The following table presents total revenue information by geographic area and principal product line (in thousands):

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
United States of America....................................  $40,352    $32,429
Canada......................................................    1,671        251
Other foreign countries.....................................   18,555     14,190
                                                              -------    -------
  Total.....................................................  $60,578    $46,870
                                                              =======    =======

     No individual country within other foreign countries had revenues greater than 10% of total revenues.

     Revenue classification above is based on the country in which the sale originates. Revenue in other countries predominately relates to sales to customers in Europe and Asia. Inter-company sales are insignificant as products sold in other countries are sourced within Europe or the United States.

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Speech......................................................  $41,576    $28,093
Imaging.....................................................   19,002     18,777
                                                              -------    -------
  Total.....................................................  $60,578    $46,870
                                                              =======    =======

     At December 31, 2004, two distribution and fulfillment partners, Ingram Micro and Digital River accounted for 10% and 11% of the Company's consolidated net revenues, respectively. At December 31, 2003, two distribution and fulfillment partners, Ingram Micro and Digital River accounted for 14% and 13% of the Company's consolidated net revenues, respectively.

12.  PRO FORMA RESULTS

     The following table reflects unaudited pro forma results of operations of the Company assuming that the Telelogue, B&G and Rhetorical acquisitions had occurred on October 1, 2003 (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Revenues....................................................  $60,978    $48,329
Net income (loss)...........................................  $ 2,983    $  (767)
Net income (loss) per diluted share.........................  $  0.03    $ (0.01)

     The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of this period.

13.  RELATED PARTIES

     On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company's stock held by Xerox Corporation for approximately $80 million. At December 31, 2003, Xerox owned approximately 15% of the Company's outstanding

                                 SCANSOFT, INC.

                                  (UNAUDITED)

common stock and all of the Company's outstanding Series B Preferred Stock. In addition, Xerox had the opportunity to acquire additional shares of common stock pursuant to a warrant (Note 9).

     As a result of the Xerox and Warburg Pincus transaction, Xerox is no longer a related party as of June 30, 2004. The Company does not engage in transactions in the normal course of its business with Warburg Pincus.

     At December 31, 2004, a member of the Company's Board of Directors, and a former member of the SpeechWorks Board of Directors, is a senior executive at Convergys Corporation. The Company and Convergys have entered into multiple non-exclusive agreements in which Convergys resells the Company's software. During the three months ended December 31, 2004, Convergys accounted for approximately $0.1 million in total net revenues. As of December 31, 2004 and September 30, 2004, Convergys owed the Company $0.1 million and $0.1 million, respectively, pursuant to these agreements, which are included in receivables from related parties.

14.  SUBSEQUENT EVENTS

     On January 21, 2005, ScanSoft completed its acquisition of Advanced Recognition Technologies, Inc. ("ART") whose operations reside primarily in Israel. In connection with the ART acquisition, the Company paid approximately $10.0 million at closing and agreed to pay approximately $16.5 million in December 2005. With the acquisition of ART, the Company expands its portfolio of embedded speech solutions to include a deep set of resources, expertise and relationships with the world's leading mobile device manufacturers and service providers.

     On February 1, 2005, ScanSoft completed its acquisition of all of the outstanding capital stock of Phonetic Systems Ltd., an Israeli corporation ("Phonetic"). In connection with the Phonetic acquisition, the Company paid $17.5 million at closing, and agreed to pay $17.5 million 24 months after closing, make contingent payments of up to an additional $35.0 million in cash, in 2006 through 2008 if at all, upon the achievement of certain performance targets, and issue unvested warrants to purchase 750,000 shares of its' common stock that will vest, if at all, upon the achievement of certain performance targets. This acquisition furthers ScanSoft's global leadership in automated Directory Assistance and enterprise speech applications.

     In January 2005, ScanSoft, Inc. signed a 10 year lease for office space located in Burlington, Massachusetts. The Company will make approximately $22.3 million in operating lease payments over the term of the lease. This building will become the Company's new corporate headquarters and it intends to consolidate its 350 employees presently employed at its three existing Boston area offices into this location by June 2005. The Company will make all reasonable efforts to sublease its existing Boston area sites for the remainder of the existing lease terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in "Risk Factors" starting on page 36 and elsewhere in this Quarterly Report.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements. These forward-looking statements include predictions regarding: -

     - OUR FUTURE REVENUES, COST OF REVENUES, RESEARCH AND DEVELOPMENT EXPENSES, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AMORTIZATION OF OTHER INTANGIBLE ASSETS AND GROSS MARGIN;

     - OUR STRATEGY RELATING TO SPEECH AND LANGUAGE TECHNOLOGIES;

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

     Our extensive technology assets, intellectual property and industry expertise in speech and imaging capture create high barriers to entry in markets where we compete. Our technologies are based on complex mathematical formulas, which require extensive amounts of linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities, and we continue to build upon our leadership position. Our speech technology has industry-leading recognition accuracy, provides recognition for 48 languages and natural sounding synthesized speech in 22 languages, and supports a broad range of hardware platforms and operating systems. Our digital capture technology is recognized as the most accurate in the industry, with rates as high as 99.8%, and supports more than 100 languages. Our technologies are covered by more than 650 patents or patent applications.

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

     - On January 21, 2005, we acquired ART Advanced Recognition Technologies, Inc. ("ART") to expand our portfolio of embedded speech solutions.

     - On February 1, 2005, we acquired Phonetic Systems Ltd. ("Phonetic") to complement our position in automated directory assistance and enterprise speech applications.

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

                       OVERVIEW OF RESULTS OF OPERATIONS

     The following table presents, as a percentage of total revenue, certain selected financial data for each of the three month periods ended December 31:

                                                              2004    2003
                                                              -----   -----
Revenue:
  Product licenses..........................................   77.3%   82.9%
  Professional services.....................................   23.4    17.1
                                                              -----   -----
     Total revenue..........................................  100.0%  100.0%
Costs and expenses:
  Cost of product licenses..................................    9.1     9.7
  Cost of professional services.............................   15.8    12.6
  Cost of revenue from amortization of intangible assets....    4.7     6.5
                                                              -----   -----
Gross Margin................................................   70.4    71.2
  Research and development..................................   15.0    18.9
  Sales and marketing.......................................   30.6    37.3
  General and administrative................................   11.3    10.2
  Amortization of other intangible assets(1)................    1.1     1.8
  Stock based compensation expense..........................    1.2     0.5
  Restructuring and other charges, net(2)...................    1.1     1.3
                                                              -----   -----
     Total costs and expenses...............................   89.9    89.9
                                                              -----   -----
Income (loss) from operations...............................   10.1     1.2
Other income (expense), net.................................   (1.5)    0.0
                                                              -----   -----
Income (loss) before income taxes...........................    8.6     1.2
Provision for (benefit from) income taxes...................    3.4    (1.6)
                                                              -----   -----
Net income (loss)...........................................    5.2%    2.8%
                                                              =====   =====

---------------

(1) See Note 5 of Notes to Consolidated Financial Statements.

(2) See Note 7 of Notes to Consolidated Financial Statements.

GENERAL

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

  TOTAL REVENUE

     Total revenue for the three months ended December 31, 2004 increased by $13.7 million, or 29.2%, from the comparable period in 2003. The overall growth in revenue is attributed to $8.0 million in growth from our product revenue and $5.7 million in growth from our professional services revenue.

     Geographic revenue classification is based on the country in which the sale is invoiced. Revenue for the three months ended December 31, 2004 was 69% North America and 31% international versus 70% and 30%, respectively for the comparable period in 2003.

  PRODUCT REVENUE

     Product revenue for the three months ended December 31, 2004 increased by $8.0 million, or 20.5%, from the comparable period in 2003. The increase in revenue from the comparable period in 2003 is attributed to an $8.0 million increase in speech revenue.

     The growth in speech revenue is accredited to growth and increased demand across all speech segments -- networked, embedded, and dictation. Our networked speech products grew $1.8 million, or 19%, from the comparable period 2003. This was largely driven by growth in our Text-to-Speech revenues, which contributed $1.3 million, or 57% growth. Our embedded speech products increased $1.3 million, or 58%, from the same period in 2003. Again, the largest contributor was our embedded Text-to-Speech revenues, which contributed $1.2 million, or 100% growth. In addition, our dictation productivity applications increased $4.9 million, or 57%, for the comparable period in 2003, due primarily to the launch of Dragon Naturally Speaking v.8 in November 2004.

     Our imaging revenue had modest growth, approximately $0.2 million, for the three months ended December 31, 2004 as compared to the comparable period in 2003. We experienced an increase of $3.3 million in our Paper Management products, due to the launch of PaperPort v10, in November 2004. Additionally, we experienced growth in our bundled imaging products and our PDF products. These increases were partially offset by a decrease of $4.6 million, from our OCR product line, primarily due to the launch of OmniPage v.14 in the comparable period of 2003.

  PROFESSIONAL SERVICE REVENUE

     Service revenue for the three months ended December 31, 2004 increased by $5.7 million from the comparable period in 2003. The substantial increase in service revenue from the comparable period in 2003 is attributed to the continued growth of our professional services organization which essentially was created in conjunction with the acquisition of SpeechWorks, in August 2003. Professional service revenue grew $3.9 million, or 61% from our networked services group, $1.3 million, or 94% from our embedded services, as well as a $0.5 million from our productivity services group, from the comparable period in 2003.

  COST OF PRODUCT LICENSE REVENUE

     Cost of revenue consists of material and fulfillment costs and third-party royalties.

     Cost of product license revenue for the three months ended December 31, 2004 was $5.5 million, or 11.8% of product license revenue, compared to $4.6 million, or 11.8%, for the comparable period in 2003. The increase in cost of product license revenue in absolute dollars for these periods ended December 31 was attributable to the overall increase in our product license revenue, as well as the absolute increase in our dictation products, which carry a higher manufacturing cost due to the inclusion of a headset.

  COST OF PROFESSIONAL SERVICES REVENUE

     Cost of professional services revenue consists primarily of salaries for professional consulting staff, salaries for product support personnel, and engineering costs associated with certain contracts which were accounted for under the percentage-of-completion method of accounting.

     Cost of professional services revenue for the three months ended December 31, 2004 was $9.6 million, or 70%, of professional services revenue, compared to $5.9 million, or 73.5%, for the comparable period in 2003. The increase in cost of professional services revenue in absolute dollars for the three-month period ended December 31, 2004 was attributable to the increased services revenue. The improvement in cost as a percent of service revenue resulted from higher utilization of our services personnel.

  COST OF REVENUE FROM AMORTIZATION OF INTANGIBLE ASSETS

     Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology.

     Cost of revenue from amortization of intangible assets for the three months ended December 31, 2004 was $2.8 million, or 4.7% of total revenue, compared to $3.0 million, or 6.5%, for the comparable period in 2003. The decrease in cost of revenue from amortization of intangible assets for the three months ended December 31, 2004 in absolute dollars is attributable to an increase of $0.1 million related to the LocusDialog and Telelogue acquisitions which were completed on December 19, 2003 and June 15, 2004, offset by $0.3 million of intangible assets that became fully amortized during fiscal years 2003 and 2004. During fiscal 2005, we expect cost of revenue from amortization of intangible assets to be approximately $5.0 million based on our current level of intangible assets, but excluding, intangible assets associated with the ART and Phonetic acquisitions.

  GROSS MARGIN

     Gross margin was 70.4% of revenues for the three months ended December 31, 2004, as compared to 71.2% for the comparable period in 2003. The decrease is attributable to the increase in professional services revenue, which increased to 23.4% of total revenue for the three months ended December 31, 2004 from 17.1% for the comparable period in 2003, as services carry a lower margin than licenses.

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

     Research and development expense for the three months ended December 31, 2004 was $9.1 million, or 15.0%, of total revenue, compared to $8.9 million, or 18.9%, for the comparable period in 2003. In absolute dollars, research and development expenses increased marginally for the three months ended December 31, 2004, compared to the comparable period in 2003. The increase is primarily attributed to outsourced engineering labor which increased year over year. This was partially offset by decreased personnel costs associated with a decrease in research and development headcount by approximately 18 engineers from the comparable period in 2003.

  Sales and Marketing Expense

     Sales and marketing expenses include salaries, commissions, advertising, direct mail, public relations, trade shows, travel and other related sales and marketing expenses.

     Sales and marketing expense for the three months ended December 31, 2004 was $18.6 million, or 30.6% of total revenue, compared to $17.5 million, or 37.3%, for the comparable period in 2003. The increase in sales and marketing expense for the three months ended December 31, 2004 was the result of increased compensation costs of approximately $1.0 million associated with the increased sales and marketing headcount of approximately 23 incremental sales and marketing staff.

  General and Administrative Expense

     General and administrative expenses include personnel costs for administration, finance, human resources, information systems and general management, in addition to legal and accounting expenses and other professional services.

     General and administrative expense for the three months ended December 31, 2004 was $6.9 million, or 11.3% of total revenue, compared to $4.8 million, or 10.2%, for the comparable period in 2003. The increase in general and administrative expenses in 2004 is due primarily to increased salaries of approximately $0.8 million, associated with increased headcount primarily in the finance and human resource departments and recruiting costs. Professional fees increased by approximately $0.6 million related to compliance with Sarbanes-Oxley regulatory requirements. Additionally, facility related costs increased by approximately $0.4 million, due to additional rental expense associated with the LocusDialog acquisition which closed on December 19, 2003.

  Amortization of Other Intangible Assets

     Amortization of other intangible assets includes amortization of acquired customer and contractual relationships, non-compete agreements and acquired trade names and trademarks.

     Amortization of other intangible assets for the three months ended December 31, 2004 was $0.7 million, or 1.1% of total revenue, compared to $0.9 million, or 1.8%, for the comparable period in 2003. The decrease in amortization of other intangible assets is attributable to $0.2 million of intangible assets that became fully amortized during fiscal year 2003. During 2005, we expect amortization of other intangible assets to be approximately $1.9 million based on our current level of intangible assets, but excluding, intangible assets associated with the ART and Phonetic acquisitions.

  Stock-Based Compensation

     Stock-based compensation expenses result from non-cash charges for common shares issued with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.

     Stock-based compensation expense was $0.7 million, or 1.2% of total revenue, for the three months ended December 31, 2004, as compared to $0.2 million, or 0.5%, for the comparable period in 2003, respectively. The absolute dollar increase of $0.5 million is directly attributed to increased non-cash compensation expense associated with the granting of approximately 1.0 million shares of restricted stock (or restricted stock purchase rights) subsequent to October 1, 2003. We expect stock-based compensation expense to increase significantly in fiscal 2005 due to the adoption of SFAS No. 123R, "Share-Based Payment" which will be effective for our fourth quarter beginning July 1, 2005.

  Restructuring and Other Charges, Net

     During the three months ended December 31, 2004, we recorded a charge of $0.7 million related to restructuring actions taken in our international subsidiaries in connection with our recently announced acquisitions. We expect these actions to continue for the remainder of fiscal 2005 as we integrate these acquisitions.

     During the three months ended December 31, 2003, we recorded a charge of $0.6 million related to restructuring actions taken during the nine months ended September 30, 2003. During the three months ended September 30, 2003, we assessed our history of employee termination plans under the guidance of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits." As a result of this review, we determined that we had an implied postemployment benefit plan and that future employee reduction actions would no longer meet the requirements of Financial Accounting Standards

No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." As a result, any future employee reductions will not be recorded as a one-time charge, as allowed under SFAS 146, but will be recorded ratably over the period of the announcement of such reduction events to the date each employee ceases to provide services to the Company, as required under SFAS 112.

  Income (Loss) from Operations

     As a result of the above factors, income from operations was $6.1 million for the three months ended December 31, 2004, or 10.1% of total revenue, compared to income of $0.6 million, or 1.2%, for the comparable period in 2003.

  Other Income (Expense), Net

     Interest income was $0.1 million and $0.1 million for the three months ended December 31, 2004 and 2003, respectively. Interest expense was $0.1 million and $0.4 million for the three months ended December 31, 2004 and 2003, respectively. Other expense of $0.9 million for the three months ended December 31, 2004 consisted primarily of foreign currency losses of $1.0 million. These losses include $0.5 million generated from international operations that do business in foreign currencies other than their local currency and $0.5 million related to translation of intercompany balances. For the three months ended December 31, 2003, other income of $0.2 million consisted primarily of foreign currency gains.

  Income (Loss) Before Income Taxes

     Income before income taxes was $5.2 million for the three months ended December 31, 2004, or 8.6% of total revenue, compared with income of 0.6 million, or 1.2%, for the comparable period in 2003.

  Income Taxes

     The provision for income taxes for the three months ended December 31, 2004 was $2.1 million, or 3.4% of total revenue, compared to a tax benefit of $0.7 million, or 1.6%, in the comparable period for 2003. The provision for income taxes consists primarily of a foreign taxes relating to international operations and US alternative minimum taxes.

  Net Income (Loss)

     As a result of all of these factors, net income totaled $3.1 million, or 5.2% of total revenue for the three months ended December 31, 2004, compared with income of $1.3 million, or 2.8% of total revenue, for the comparable period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, we had cash and cash equivalents of $41.3 million, marketable securities of $1.5 million, long term marketable securities of $3.8 million and net working capital of $41.3 million as compared to cash and cash equivalents of $23.0 million, marketable securities of $7.4 million, long term marketable securities of $17.4 million and net working capital of $27.9 million at September 30, 2004.

     Net cash provided by operating activities for the three months ended December 31, 2004 was $5.6 million, compared to $2.2 million for the comparable period in 2003. Cash provided by operations in the 2004 period came primarily from income from operations, after adjustments for non-cash amortization, depreciation and stock based compensation, which was offset by a significant increase in accounts receivable, offset by increases in accounts payables, accrued expenses and deferred revenue. Cash provided by operations in the 2003 period came primarily from income from operations, after adjustments for non-cash amortization and depreciation, which was offset by significant increases in accounts receivable, offset by increases in accounts payables, accrued expenses and deferred revenue.

     Net cash provided by investing activities for the three months ended December 31, 2004 was $11.9 million, compared to $0.3 million for the comparable period in 2003. Net cash provided by investing activities during 2004 consisted of $19.5 million of gross sales and maturities of marketable securities, which was offset by $0.8 million in capital expenditures, and $6.7 million of payments associated with acquisitions. During the period, no short-term or long-term marketable securities were purchased. Net cash provided from investing activities during the 2003 period consisted of $1.2 million of cash received form the acquisition of LocusDialog and $0.6 million on maturities of marketable securities, which was offset by $1.5 million in capital expenditures.

     Net cash used by financing activities for the three months ended December 31, 2004 was $0.1 million, compared to $7.6 million for the comparable period in 2003. Net cash used by financing activities during 2004 consisted of $0.2 million of payments on outstanding equipment lines of credit, $0.1 million of purchases of treasury shares on net option exercises, which was offset by $0.2 million of cash received from the issuance of common stock in connection with employee stock compensation plans. Net cash used by financing activities during the three months ended December 31, 2003 consisted of the payment of $6.9 million of Philips related acquisition liabilities, $1.3 million of offering costs associated with the issuance of common stock in our underwritten public offering, $1.3 million for the purchase of treasury shares, $0.4 million in payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement, and $0.3 million on outstanding equipment lines of credit. These disbursements were offset by proceeds of $2.4 million from the issuance of common stock in connection with employee stock compensation plans.

     Although we generated $5.6 million and $2.2 million of cash from operations during the three month period ended December 31, 2004 and 2003, respectively, and exited the period ended December 31, 2004 with a cash and cash equivalents balance of $41.3 million and marketable securities of $5.3 million, there can be no assurance that we will be able to continue to generate cash from operations or secure additional equity or debt financing if required. We sustained recurring losses from operations in each reporting period through December 31, 2001. While we report net income of $3.1 million for the three months ended December 31, 2004, we reported a net loss of $(9.4) million and $(5.5) million for the nine months ended September 30, 2004, and the fiscal year ended December 31, 2003, respectively. We had an accumulated deficit of $158.7 million at December 31, 2004.

     In connection with the Philips Speech Processing Telephony and Voice Control Business Unit acquisition we issued a $27.5 million, zero interest convertible debenture due January 2006. Additionally, in connection with the SpeechWorks acquisition we acquired certain long-term lease obligations that begin to come due in the next 12-24 months. In connection with the ART acquisition, we paid approximately $10.0 million at closing and agreed to pay $16.5 million in December 2005. In connection with the Phonetic acquisition, we paid $17.5 million at closing, and agreed to (i) pay $17.5 million 24 months after closing, (ii) make contingent payments of up to an additional $35.0 million in cash, in 2006 through 2008 if at all, upon the achievement of certain performance targets, and (iii) issue unvested warrants to purchase 750,000 shares of our common stock that will vest, if at all, upon the achievement of certain performance targets. The cash consideration for these acquisitions is expected to be provided by existing cash, marketable securities, cash generated from operations, or debt or equity offerings. In connection with the Rhetorical acquisition, we paid approximately $5.4 million in cash on December 6, 2004.

     We believe that cash flows from future operations in addition to cash and marketable securities on hand will be sufficient to meet our working capital, investing, financing and contractual obligations, including the debt obligation issued in connection with the Philips acquisition, lease obligations assumed in the SpeechWorks acquisition, and cash obligations related to acquisitions completed subsequent to the quarter end, as they become due for the foreseeable future. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenues, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on less than favorable terms.

     The following table outlines our contractual payment obligations as of December 31, 2004:

                                                    PAYMENTS DUE BY PERIOD
                                      --------------------------------------------------
                                                LESS THAN     2-3      4-5     MORE THAN
CONTRACTUAL OBLIGATIONS(1)             TOTAL     1 YEAR      YEARS    YEARS     5 YEARS
--------------------------            -------   ---------   -------   ------   ---------
                                                        (IN THOUSANDS)
Philips Convertible debenture.......  $27,524         --    $27,524       --    $    --
Deferred payments for technology
  license...........................    2,757      2,757         --       --         --
Operating leases....................   38,220      7,427      8,392    5,813     16,588
Equipment line of credit............      337        293         44       --         --
Standby letters of credit...........    1,610        494         46       46      1,024
Royalty commitments.................      770        560        120       90
Purchase commitments................    1,124      1,124         --       --         --
Imputed interest....................       43         43         --       --         --
                                      -------    -------    -------   ------    -------
Total contractual cash
  obligations.......................  $72,385    $12,698    $36,126   $5,949    $17,612
                                      =======    =======    =======   ======    =======

---------------

(1) Excludes the impact of the Art Advanced Recognition Technologies, Inc. ("ART") and Phonetic Systems Ltd. ("Phonetic") acquisitions. In connection with the ART acquisition, we paid approximately $10.0 million at closing and agreed to pay $16.5 million in December 2005. In connection with the Phonetic acquisition, we paid $17.5 million at closing and agreed to (i) pay $17.5 million 24 months after closing, (ii) make a contingent payment of up to an additional $35.0 million, if at all, upon the achievement of certain performance targets, and (iii) issue unvested warrants to purchase 750,000 shares of our common stock that will vest, if at all, upon the achievement of certain performance targets. The cash consideration for these acquisitions is expected to be provided by existing cash, marketable securities, cash generated from operations, or debt or equity offerings. Excludes approximately $22.3 million in operating lease payments related to office space in Burlington, Massachusetts.

     Through December 31, 2004, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

     On November 3, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 3.5 million euros of intercompany receivables from our Belgian subsidiary. The contract has a one year term that expired on November 1, 2004. On November 1, 2004 we renewed this forward hedge contract; the renewed contract has a one year term expiring on November 1, 2005; however it is cancelable at our discretion.

     On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 7.5 million Singapore dollars of intercompany receivables from our Singapore subsidiary. The original contract expired on January 30, 2004, but was extended six months to October 29, 2004. The contract was not extended and thereby terminated on October 29, 2004. We realized a loss of approximately $0.2 million.

     As of December 31, 2004, we have a $0.8 million liability related to these contracts.

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

     On December 16, 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective, upon us, beginning July 1, 2005. We have not yet completed our evaluation but we expect the adoption to have a material effect on our consolidated financial statements.

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

     We have grown, and may continue to grow, through acquisitions, which could dilute our existing shareholders and could involve substantial integration risks. As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions that would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Furthermore, our acquisition of the speech and language technology operations of Lernout & Hauspie Speech Products N.V. and certain of its affiliates, including L&H Holdings USA, Inc. (collectively, L&H), our acquisition of the Speech Processing Telephony and Voice Control business units from Philips, our acquisition of SpeechWorks International, Inc. and our acquisition of LocusDialog, Inc. required substantial integration and management efforts. Our recently completed acquisitions of Telelogue, Inc., Rhetorical Systems Ltd., ART Advanced Recognition Technologies, Inc. and Phonetic Systems, Ltd. will likely pose similar challenges. Acquisitions of this nature involve a number of risks, including:

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

     We have a history of operating losses, and we may incur losses in the future, which may require us to raise additional capital on unfavorable terms. We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported net income of $3.1 million for the three months ended December 31, 2004, and reported a net loss of $(9.4) million and $(5.5) million for the nine month period ended September 30, 2004 and the twelve months ended December 31, 2003, respectively. We had an accumulated deficit of $158.7 million at December 31, 2004. If we are unable to maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenues will grow or that we will maintain profitability in the future. If we do not maintain profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

     Sales of our dictation, document and PDF conversion products and our digital paper management products represented approximately 22%, 17% and 11%, of our revenue for the three months ended December 31, 2004 and 18%, 31% and 8%, for the three months ended December 31, 2003, respectively, and any reduction in revenue from these product areas could seriously harm our business. Historically, a small number of product areas have generated a substantial portion of our revenues. For the three months ended December 31, 2004, our dictation products represented 22% of our consolidated revenue, document and PDF conversion products represented approximately 17% of our consolidated revenue and our digital paper management products represented approximately 11% of our consolidated revenue. For the three months ended December 31, 2003, our dictation products represented 18% of consolidated revenues, document and PDF conversion products represented approximately 31% of our consolidated revenue and our digital paper management products represented approximately 8% of our consolidated revenue. A significant reduction in the revenue contribution in absolute dollars from these product areas could seriously harm our business, results of operations, financial condition, cash flows and stock price.

     We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and, Ingram Micro, to distribute many of our products, and any adverse change in our relationship with such partners may adversely impact our ability to deliver products. Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and Ingram Micro to serve this network of channel partners. For the three months ended December 31, 2004, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 10% and 11% of our consolidated revenue, respectively. For the three months ended December 31, 2003, Ingram Micro and Digital River, accounted for 14% and 13% of our consolidated revenue, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our ability to deliver products, and hence our results of operations in the short term. Any prolonged disruption for which we are unable to arrange alternative fulfillment capabilities could have a more sustained adverse impact on our results of operations.

     A significant portion of our accounts receivable is concentrated among our largest customers, and non-payment by any of them would adversely affect our financial condition. Although we perform ongoing credit evaluations of our distribution and fulfillment partners' financial condition and maintain reserves for potential credit losses, we do not require collateral or other form of security from our major customers to secure payment. While, to date, losses due to non-payment from customers have been within our expectations, we cannot assure you that instances or extent of non-payment will not increase in the future. At December 31, 2004, Ingram Micro and Digital River represented 12% and 6%, of our net accounts receivable, respectively. At September 30, 2004, no one customer represented 10% of our net accounts receivable. If these or any of our other significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

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

     In the third quarter of 2003, we commenced our Section 404 of the Sarbanes-Oxley Act compliance efforts. During 2004, we deployed Oracle 11i to process and report all of our general accounting functions in our three major locations (Peabody, Massachusetts, Belgium and Hungary). During 2005, we will implement additional modules to continue to enhance the functionality of our Oracle implementation. We are also currently in the process of augmenting current processes, repositioning current finance and accounting personnel and recruiting additional personnel to ensure consistently complete and accurate reporting of financial information and to reduce our dependence on key personnel in our finance and accounting organization. We currently expect these efforts to extend into the second half of fiscal 2005. While we believe that these actions will address the conditions raised by BDO, we have been and will continue to be required to devote substantial resources to these activities during 2005. Failure to successfully implement these systems or formalize and document these processes and controls in a timely, effective and efficient manner could result in the disruption of our operations, our inability to comply with our Sarbanes-Oxley obligations and the inability to report our financial results in a timely manner, particularly given the added requirements associated with the integration of our recently completed acquisitions of Telelogue, Inc., Rhetorical Systems Ltd., and ART Advanced Recognition Technologies, Inc. and Phonetic Systems Ltd., further accelerated filing deadlines mandated by the SEC and the requirements of Section 404 of the Sarbanes-Oxley Act.

     A significant portion of our revenue is derived from sales in Europe and Asia. Our results could be harmed by economic, political, regulatory and other risks associated with these and other international regions. Since we license our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. Reported international revenue for the three months ended December 31, 2004 and 2003, represented 31% and 30% of our consolidated revenue for those periods, respectively. Most of these international revenues are generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with the Philips acquisition, we added an additional research and development location in Germany, and in connection with the acquisition of Locus Dialog, we added an additional research and development location in Montreal, Canada. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

     On September 9, 2004, BIS Advanced Software Systems, Ltd. ("BIS") filed an action against us in the United States District Court for the District of Massachusetts claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, BIS alleges that the Company is infringing United States Patent No. 6,401,239 entitled "System and Method for Quick Downloading of Electronic Files." We filed an Answer and Counterclaims on December 22, 2004. We believe this claim has no merit, and we intend to defend the action vigorously.

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

  RISKS RELATED TO OUR CORPORATE STRUCTURE, ORGANIZATION AND COMMON STOCK

     The holdings of our two largest stockholders may enable them to influence matters requiring stockholder approval. On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. As of December 31, 2004, Warburg Pincus beneficially owned approximately 11.5% of our outstanding common stock, including warrants exercisable for up to 3,025,732 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. The State of Wisconsin Investment Board ("SWIB") is our second largest stockholder, owning approximately 8.5% of our common stock as of December 31, 2004. Because of their large holdings of our capital stock relative to other stockholders, Warburg Pincus and SWIB, acting individually or together, have a strong influence over matters requiring approval by our stockholders.

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

     On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 7.5 million Singapore dollars of intercompany receivables from our Singapore subsidiary. The original contract expired on January 30, 2004, but was extended six months to October 29, 2004. The contract was not extended and thereby terminated on October 29, 2004. We realized a loss of approximately $0.2 million.

     As of December 31, 2004, we have a $0.8 million liability related to these contracts.

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

     At December 31, 2004, we held $41.3 million of cash and cash equivalents, $1.5 million of short-term marketable securities and $3.8 million of long-term marketable securities. Our cash and cash equivalents consist primarily of cash and money-market funds and our short-term and long-term marketable securities consist primarily of government agency and corporate securities. Due to the low current market yields and relatively short-term nature of our investments, a hypothetical increase in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     On January 21, 2005, we closed our acquisition of ART Advanced Recognition Technologies, Inc. We reported the signing of the definitive agreement for this acquisition in November 2004 on a Form 8-K within four business days of the event and issued a press release announcing the closing of the transaction on January 24, 2005, the next business day following such closing. However, we inadvertently did not file a Form 8-K incorporating this previously announced information regarding the closing on a timely basis. We have taken steps intended to ensure that the closing of future acquisitions and dispositions that require the filing of a Form 8-K are so reported on a timely basis.

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

     In the third quarter of 2003, we commenced our Section 404 compliance efforts. During 2004, we deployed Oracle 11i to process and report all of our general accounting functions in our three major locations (Peabody, Massachusetts, Belgium and Hungary). During 2005, we will implement additional modules to continue to enhance the functionality of our Oracle implementation. We are also currently in the process of augmenting current processes, repositioning current finance and accounting personnel and recruiting additional personnel to ensure consistently complete and accurate reporting of financial information and to reduce our dependence on key personnel in our finance and accounting organization. We currently expect these efforts to extend into the second half of fiscal 2005. We believe that these efforts will address the conditions raised by BDO Seidman, LLP.

     To the knowledge of our Chief Executive Officer and Chief Financial Officer, our financial statements and other financial information included in this report fairly present in all material respects our financial condition as of the periods ended presented in this report and our results of operations and cash close for the periods presented in this report.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     This information included in Note 8 of the Notes to Consolidated Financial Statements is incorporated herein by reference from Item 1 of Part I hereof.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended December 31, 2004, we issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof and/or Regulation S promulgated thereunder. The recipients of securities in each such transaction represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

     On December 6, 2004, in connection with the acquisition of Rhetorical Systems Ltd., certain shareholders of Rhetorical were issued 449,437 shares of ScanSoft common stock. We relied upon Section 4(2) of the Securities Act, and Regulation S promulgated thereunder, in connection with the issuance of these shares, and appropriate legends were affixed to the share certificates issued in the transaction.

     On November 15, 2004, in connection with the acquisition of Phonetics Systems, Ltd., we issued unvested warrants to purchase up to 750,000 shares of ScanSoft common stock at an exercise price of $4.46 per share that will vest, if at all, upon the achievement of certain performance targets. We relied upon
Section 4(2) of the Securities Act, and Regulation S promulgated thereunder, in connection with the issuance of the warrants, and appropriate legends were affixed to the warrants issued in the transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     The Annual Meeting of Stockholders will be held at the Company's corporate headquarters, 9 Centennial Drive, Peabody, Massachusetts 01960, on March 14, 2005 at 9:00 a.m., local time. Stockholders of record as of the close of business on January 14, 2005 will receive notice of the meeting.

ITEM 6.  EXHIBITS

     The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on February 9, 2005.

                                          Scansoft, Inc.

                                          By:   /s/ James R. Arnold, Jr.
                                            ------------------------------------
                                                    James R. Arnold, Jr.
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

   EXHIBIT
    NUMBER                               DESCRIPTION
   -------                               -----------
  2.1(1)         Agreement and Plan of Merger, dated as of November 14, 2004, by and among ScanSoft, Write Acquisition Corporation, ART
                 Advanced Recognition Technologies, Inc., and with respect
                 Article I, Article VII and Article IX only, Bessemer Venture
                 Partners VI, LP, as stockholder representative.
  2.2(1)         Agreement and Plan of Merger, dated as of November 15, 2004, by and among Phonetic Systems, LTD., Phonetics Acquisition
                 LTD., ScanSoft, and Magnum Communications Fund L.P., as
                 stockholder representative.
  3.1(2)         Amended and Restated Certificate of Incorporation of the
                 Registrant.
  3.2(3)         Certificate of Amendment of the Amended and Restated
                 Certificate of Incorporation of the Registrant.
  3.3(4)         Amended and Restated Bylaws of the Registrant.
  4.1(1)         Common Stock Warrants, dated as of November 15, 2004, issued to Magnum Communications Fund L.P., as stockholder
                 representative.
 10.1(5)**       Form of Restricted Stock Purchase Agreement.
 10.2(5)**       Form of Stock Option Agreement.
 31.1            Certification of Chief Executive Officer Pursuant to Rule
                 13a-14(a) or 15d-14(a).
 31.2            Certification of Chief Financial Officer Pursuant to Rule
                 13a-14(a) or 15d-14(a).
 32.1            Certification Pursuant to 18 U.S.C. Section 1350.

---------------

  ** Denotes Management compensatory plan or arrangement.

 (1) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on November 18, 2004.

 (2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the Commission on May 11, 2001.

 (3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

 (4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 15, 2004.

 (5) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on November 2, 2004.