Form 10-Q
period 2005-03-31
SCANSOFT INC
filed 2005-05-10
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-27038
SCANSOFT, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3156479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
9 Centennial Drive
Peabody, MA 01960
(Address of principal executive office)
Registrant’s telephone number, including area code:
978-977-2000
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐
      106,637,095 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of April 30, 2005.

SCANSOFT, INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED MARCH 31, 2005
INDEX

		Page

PART I: FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	a) Consolidated Balance Sheets at March 31, 2005 (unaudited) and September 30, 2004	2
	b) Consolidated Statements of Operations for the three and six month periods ended March 31, 2005 and 2004 (unaudited)	3
	c) Consolidated Statements of Cash Flows for the six month periods ended March 31, 2005 and 2004 (unaudited)	4
	d) Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	52

PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Submission of Matters to a Vote of Security Holders	53
Item 5.	Other Information	54
Item 6.	Exhibits	54
Signatures		55
Exhibit Index
Certifications
EX-10.1 2005 Severance Benefit Plan
EX-10.2 Officer Short-Term Disability Plan
EX-10.3 Fiscal Year 2005 Performance Bonus Plan
EX-10.4 Sixth Loan Modification Agreement
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO & CFO

SCANSOFT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	September 30,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,882	$22,963
Marketable securities	2,691	7,373
Accounts receivable, less allowances of $13,532 and $11,308, respectively (Note 3)	45,540	36,523
Inventory	954	373
Prepaid expenses and other current assets	5,713	6,256

Total current assets	80,780	73,488
Long-term marketable securities	1,167	17,355
Goodwill	300,818	246,424
Other intangible assets, net	54,390	43,898
Property and equipment, net	9,944	7,985
Other assets	5,591	3,503

Total assets	$452,690	$392,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,715	$8,018
Accrued compensation	11,221	7,407
Accrued expenses (Note 6)	15,881	12,710
Deferred revenue	16,418	10,529
Note payable (Note 8)	27,895	457
Deferred payment obligation for technology license	2,825	2,760
Deferred acquisition payment (Note 4)	16,414	—
Other current liabilities	5,680	3,667

Total current liabilities	110,049	45,548
Deferred revenue	110	147
Long-term notes payable, net of current portion (Note 8)	45	27,700
Deferred tax liability	3,085	2,123
Deferred acquisition payment (Note 4)	15,649	—
Other liabilities	14,743	15,390

Total liabilities	143,681	90,908

Commitments and contingencies (Notes 4, 8 and 9)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 280,000,000 shares authorized; 109,425,315 and 108,604,686 shares issued and 106,623,881 and 105,833,181 shares outstanding, respectively	109	109
Additional paid-in capital	480,341	476,206
Treasury stock, at cost (2,801,434 and 2,771,505 shares, respectively)	(11,176)	(11,071)
Deferred compensation	(4,881)	(5,465)
Accumulated other comprehensive (loss)	(332)	(843)
Accumulated deficit	(159,683)	(161,822)

Total stockholders’ equity	309,009	301,745

Total liabilities and stockholders’ equity	$452,690	$392,653

The accompanying notes are an integral part of these consolidated financial statements.

SCANSOFT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Revenues:
Product licenses	$37,929	$30,856	$84,763	$67,320
Professional services	15,184	10,008	28,928	18,010
Related parties	—	1,912	—	4,316

Total revenue	53,113	42,776	113,691	89,646

Costs and Expenses:
Cost of revenue:
Cost of product licenses(1)	4,467	3,476	9,983	8,045
Cost of professional services(1)	9,678	6,726	19,270	12,637
Cost of revenue from amortization of intangible assets	2,683	2,816	5,508	5,851

Total cost of revenue	16,828	13,018	34,761	26,533

Gross margin	36,285	29,758	78,930	63,113

Operating expenses:
Research and development(1)	10,126	9,218	19,236	18,087
Sales and marketing(1)	19,575	16,867	38,126	34,351
General and administrative(1)	6,392	4,848	13,259	9,625
Amortization of other intangible assets	979	668	1,648	1,519
Stock-based compensation expense	656	319	1,354	494
Restructuring and other charges, net	—	801	659	1,428

Total operating expenses	37,728	32,721	74,282	65,504

Income (loss) from operations	(1,443)	(2,963)	4,648	(2,391)
Other income (expense):
Interest income	190	105	307	233
Interest expense	(476)	(132)	(566)	(486)
Other (expense) income, net	610	476	(307)	718

Income (loss) before income taxes	(1,119)	(2,514)	4,082	(1,926)
Provision for (benefit from) income taxes	(117)	299	1,943	(443)

Net income (loss)	$(1,002)	$(2,813)	$2,139	$(1,483)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.03)	$0.02	$(0.01)

Weighted average common shares outstanding, basic	105,563	102,847	105,264	101,213

Weighted average common shares outstanding, diluted	105,563	102,847	112,812	101,213

(1) Excludes stock-based compensation expense as follows:
Cost of product licenses	$1	$—	$5	$—
Cost of professional services	20	20	55	20
Research and development	80	43	164	43
Sales and marketing	150	84	361	101
General and administrative	405	172	769	330

	$656	$319	$1,354	$494

The accompanying notes are an integral part of these consolidated financial statements.

SCANSOFT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,

	2005	2004

Cash flows from operating activities
Net income (loss)	$2,139	$(1,483)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,160	1,873
Amortization of other intangible assets	7,156	7,370
Accounts receivable allowances	450	731
Non-cash portion of restructuring charges	—	20
Stock-based compensation, including restructuring portion	1,354	889
Foreign exchange loss	(891)	(1,000)
Non-cash interest expense	352	67
Deferred tax provision	1,076	239
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,414)	(1,000)
Inventory	(15)	387
Prepaid expenses and other current assets	1,004	181
Other assets	(1,051)	851
Accounts payable	3,459	223
Accrued expenses	1,831	(5,740)
Other liabilities	(1,442)	(25)
Deferred revenue	3,334	1,283

Net cash provided by operating activities	15,502	4,866

Cash flows from investing activities
Capital expenditures for property and equipment	(1,673)	(2,232)
Cash received (paid) for acquisitions, including transaction costs	(33,695)	3,672
Gross sales and maturities of marketable securities	20,989	553

Net cash provided by (used in) investing activities	(14,379)	1,993

Cash flows from financing activities
Settlement of acquisition related liabilities	—	(6,940)
Payment of note payable and deferred acquisition payments	(303)	(526)
Purchase of treasury stock	(207)	(1,062)
Payments under deferred payment agreement	—	(820)
Proceeds from issuance of common stock, net of issuance costs	—	(1,272)
Proceeds from issuance of common stock under employee stock-based compensation plans	1,428	6,181

Net cash provided by (used in) financing activities	918	(4,439)

Effects of exchange rate changes on cash and cash equivalents	878	225

Net increase in cash and cash equivalents	2,919	2,645
Cash and cash equivalents at beginning of period	22,963	47,485

Cash and cash equivalents at end of period	$25,882	$50,130

The accompanying notes are an integral part of these consolidated financial statements.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      The accompanying consolidated financial statements of ScanSoft, Inc. (the “Company” or “ScanSoft”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2005, the results of operations for the three and six month periods ended March 31, 2005 and 2004, and cash flows for the six month periods ended March 31, 2005 and 2004. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Transition Report on Form 10-K/T for the nine month transition period ended September 30, 2004 filed with the Securities and Exchange Commission on January 6, 2005. The results for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005, or any future period.

2.	Summary of Significant Accounting Policies

Change in Fiscal Year
      On October 23, 2004, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30, effective beginning September 30, 2004.

Use of Estimates in the Preparation of Financial Statements
      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, ScanSoft evaluates its estimates and judgments, including those related to revenue recognition, the costs to complete the development of custom software applications, valuation allowances, accounting for patent legal defense costs, the valuation of goodwill, other intangible assets and tangible long-lived assets, estimates used in accounting for acquisitions, assumptions used in valuing stock-based compensation instruments, evaluation of loss contingencies, and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. ScanSoft bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

Basis of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

Foreign Currency Translation
      The functional currency of the Company’s foreign subsidiaries is the local currency, with the exception of the Company’s subsidiary in Budapest, Hungary for which the functional currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries that are denominated in non-functional currencies are revalued into its

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
functional currency at exchange rates in effect at the balance sheet date. The Company reported in other income (expense), net foreign currency transaction and other translation gains (losses) totaling $0.4 million and $(0.7) million for the three and six month periods ended March 31, 2005, respectively. Net foreign currency transaction and other translation gains were $0.0 million and $0.4 million for the three and six month periods ended March 31, 2004, respectively.
      Assets and liabilities of foreign subsidiaries that are denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss), which is a separate component of stockholders’ equity, except for Budapest for which foreign currency translation adjustments are recorded in other income (expense). Foreign currency transaction gains and losses are included in results of operations.

Foreign Currency Risk Management
      In certain circumstances, the Company enters into forward exchange contracts to hedge against foreign currency fluctuations. These contracts are used to reduce the Company’s risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation. Hedges of underlying exposures are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts representing cash flow hedges qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. Gains and losses on forward exchange contracts that qualify for hedge accounting are recognized as other comprehensive income (loss) in stockholders’ equity, along with the associated losses and gains on the hedged item. As the terms of the forward exchange contract and underlying exposure are matched generally at inception, hedging effectiveness is calculated by comparing the change in fair value of the contract to the change in fair value of the underlying exposure. To date the Company has not incurred any significant gains or losses associated with hedge ineffectiveness.

Revenue Recognition
      The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction Type and Certain Performance Type Contracts, the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor (Including a Reseller of the Vendors Products), and Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition when Right of Return Exists.
      In general, the Company recognizes revenue when all of the following conditions are satisfied: (1) persuasive evidence of an arrangement exists; (2) the delivery or performance of the service has occurred; (3) the fee is fixed or determinable; and (4) the collection of the fees is probable. The Company reduces revenue recognized for estimated future returns, price protection and rebates, and certain marketing funds at the time the related revenue is recorded.
      Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. The Company has not aggregated and analyzed historical returns from distributors and resellers to form a basis in order to estimate the future sales returns by distributors and resellers. As a result, the Company recognizes revenue from sales to these distributors and resellers when the distributors and resellers have sold products through to retailers and end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable for the sales price of all inventories subject to return.
      The Company also makes an estimate of sales returns by retailers or end users directly or through its distributors or resellers based on historical returns experience. The Company has aggregated and analyzed historical returns from retailers and end users, which forms the basis of its estimate of future sales returns by retailers or end users. In accordance with SFAS No. 48, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the actual returns become known.
      Revenue from royalties on sales of the Company’s products by OEMs to third parties, where no services are included, is typically recognized upon delivery to the third party when such information is available, or when the Company is notified by the OEM that such royalties are due as a result of a sale, provided that all other revenue recognition criteria are met.
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
      The Company may sell, under one contract or related contracts, software licenses, custom software applications and other services considered essential to the functionality of the software, and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on Vendor Specific Objective Evidence (“VSOE”) of its fair value and additionally based upon stated renewal rates. The remainder of the total contract value is then attributed to the software license and related professional services, which are typically recognized as revenue using the percentage-of-completion method. As a result, discounts inherent in the total contract value are attributed to the software license and related professional services. The Company may sell under one contract or related contracts, software licenses, a maintenance and support arrangement, and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on VSOE of their fair values. The remainder of the contract value is attributed to the software licenses, which are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met. As a result, discounts inherent in the total contract value are attributed to the software licenses.
      The Company follows the guidance of EITF No. 01-09, in determining whether consideration given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

•	The Company receives an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer’s purchase of the Company’s products and services such that the Company could have purchased the products or services and derived the identified benefit from a third party, and

•	The Company can reasonably estimate the fair value of the benefit received.
      Consideration, including that in the form of the Company’s equity instruments (if applicable), is recorded as a reduction of revenue, to the extent the Company has recorded cumulative revenue from the customer or reseller.
      The Company follows the guidance of EITF Issue No. 01-14, Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred, and records reimbursements received for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, ground transportation, hotel stays, and out-of-town meals.

Cash Equivalents
      Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less at the date of acquisition. The Company invests primarily in commercial paper and money market funds.
      During the three month period ended March 31, 2005, the Company settled a 3.5 million euro hedge contract which resulted in $0.4 million of cash that had been placed in escrow being released to the bank. The Company also settled a dispute with one of its vendors, which resulted in the release of $0.5 million that had been placed in escrow. Of this amount, $0.4 million was released to the vendor and $0.1 million was returned to the Company. As of March 31, 2005, the Company did not have any cash amounts in escrow.

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

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Long-lived Tangible and Intangible Assets and Goodwill
      The Company has significant long-lived tangible and intangible assets, including goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. Long-lived tangible and intangible assets include fixed assets, patents and core technology, completed technology, and trademarks which are amortized using the straight-line method over their estimated useful lives. The values of intangible assets, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. The Company assesses the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment of such assets, include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of or use of the acquired assets or the strategy for the Company’s overall business;

•	Significant negative industry or economic trends;

•	Significant decline in the Company’s stock price for a sustained period; and

•	A decline in the Company’s market capitalization below net book value.
      Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position in the reporting period identified.
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, ScanSoft performs an annual impairment analysis of goodwill. During the last quarter of fiscal 2004, the Company performed its annual assessment and determined that no impairment of goodwill existed. The Company completes a goodwill impairment analysis at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired.
      The Company has determined that it operates in one reporting unit. As a result, the Company uses the market value approach on an enterprise level basis to determine fair value in the initial step of its goodwill impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of July 1, 2004. As the fair value of the reporting unit as of this date was in excess of the carrying amount of the net assets, the Company concluded that its goodwill was not impaired.
      Significant judgments and estimates are involved in determining the useful lives of intangible assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in the organization or the Company’s management reporting structure, as well as other events and circumstances, including but not limited to technological advances, future acquisitions, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater aggregation or disaggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on the consolidated financial statements through accelerated amortization and/or impairment charges.

Research and Development Costs
      Costs incurred in the research and development of new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
estimated useful life of the related products. In the three and six month periods ended March 31, 2005 and 2004, costs eligible for capitalization were not material.

Legal Expenses Incurred to Defend Patents
      The Company capitalizes external legal costs incurred in the defense of its patents if the Company believes that the future economic benefit of the patent will be increased. The Company monitors the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, writes off any capitalized costs in the period the change is determined. As of March 31, 2005 and September 30, 2004, capitalized patent defense costs totaled $1.1 million and $0.5 million, respectively.

Capitalization of Internal Use Software Costs
      The Company capitalizes development costs of software for internal use pursuant to SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. As of March 31, 2005 and September 30, 2004, the Company had capitalized costs of $2.6 million and $2.3 million, respectively, related to internal financial systems of which a portion of the cost for modules not yet deployed have been included in construction in process.

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
      The Company monitors the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company’s income tax provisions and its assessment of the realizability of its deferred tax assets involve significant judgments and estimates. If the Company continued to generate taxable income through profitable operations in future years it may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination, which would be recorded through goodwill, and tax-deductible stock-based compensation, for which no expense for book purposes was recognized, which would be recorded through equity.

Comprehensive Income (loss)
      Comprehensive income (loss) for the three and six month periods ended March 31, 2005 and 2004 consists of net income, adjustments to shareholders’ equity for the foreign currency translation adjustment, and net unrealized gains (losses) on marketable securities. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Following is our comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Net income (loss)	$(1,002)	$(2,813)	$2,139	$(1,483)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(695)	(225)	436	(416)
Net unrealized gain (loss) on marketable securities	(9)	—	75	—

Other comprehensive income (loss)	(704)	(225)	511	(416)

Total comprehensive income (loss)	$(1,706)	$(3,038)	$2,650	$(1,899)

Concentration of Risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations. At March 31, 2005 and September 30, 2004, no customer represented greater than 10% of the Company’s net accounts receivable balance.

Fair Value Disclosures of Financial Instruments
      Financial instruments include cash equivalents, marketable securities, accounts receivable, and notes payable and are carried in the financial statements at amounts that approximate their fair value as of March 31, 2005 and September 30, 2004.

Marketable Securities
      The Company accounts for its marketable equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Beginning in April 2004, the Company began investing in short and long-term marketable securities to improve the yield on its investment portfolio. At March 31, 2005, the stated maturities of the Company’s investments are $2.7 million within one year and $1.2 million within one to five years. These investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on sales of short-term and long-term investments, which have been included in results of operations, have not been material. During the three month period ended March 31, 2005, no short-term or long-term marketable securities were purchased.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      All short-term and long-term marketable securities have been classified as available-for-sale securities as follows:

		Net
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value

	(In thousands)
Balance at March 31, 2005
Classified as current assets:
Foreign government agencies	$41	$—	$41
Corporate notes	2,690	(40)	2,650

Short-term marketable securities	2,731	(40)	2,691

Classified as long-term assets:
Corporate bonds	1,190	(23)	1,167

Long-term marketable securities	1,190	(23)	1,167

Total	$3,921	$(63)	$3,858

Balance at September 30, 2004
Classified as current assets:
U.S. government agencies	$4,419	$(4)	$4,415
Corporate notes	2,967	(9)	2,958

Short-term marketable securities	7,386	(13)	7,373

Classified as long-term assets:
U.S. government agencies	2,055	(15)	2,040
Corporate bonds	15,427	(112)	15,315

Long-term marketable securities	17,482	(127)	17,355

Total	$24,868	$(140)	$24,728

Net Income Per Share
      Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on (i) the weighted average number of common shares outstanding, (ii) the assumed conversion of the Series B Preferred Stock, and (iii) the effect, when dilutive, of outstanding stock options, the convertible debenture, warrants, and unvested shares of restricted stock using the treasury stock method. For the three month periods ended March 31, 2005 and 2004, and the six month period ended March 31, 2004 all potentially dilutive common shares were excluded from the computation of net income per share, because they are antidilutive. For the six month period ended March 31, 2005, 15,714,721 potentially dilutive common shares were excluded from the computation of net income per share because they were antidilutive.
      Below is a detailed computation of net income per share. As noted in Note 9, the Series B Preferred stock is a participating security, and accordingly, the Company has applied EITF Issue No. 03-06 Participating Securities and the Two-Class Method under FASB Statement No. 128 in computing net income per share for

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the three and six month periods ended March 31, 2005 and 2004, respectively (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Basic:
Net income (loss)	$(1,002)	$(2,813)	$2,139	$(1,483)
Assumed distributions on 3,562 shares of participating convertible preferred stock	—	—	(156)	—

Net income (loss) applicable to common shareholders, basic	$(1,002)	$(2,813)	$1,983	$(1,483)

Weighted average common shares, basic	105,563	102,847	105,264	101,213
Net income (loss) per share, basic	$(0.01)	$(0.03)	$0.02	$(0.01)

Diluted:
Net income (loss)	$(1,002)	$(2,813)	$2,139	$(1,483)
Assumed distributions on 3,562 shares of participating convertible preferred stock	—	—	(152)	—

Net income (loss) applicable to common shareholders, diluted	$(1,002)	$(2,813)	$1,987	$(1,483)

Weighted average common shares, basic	105,563	105,264	105,264	101,213
Effect of dilutive securities:
Stock options	—	—	2,371	—
Convertible debentures, zero interest rate	—	—	4,587	—
Warrants	—	—	446	—
Unvested restricted stock	—	—	144	—

Weighted average common shares, diluted	105,563	102,847	112,812	101,213

Net income (loss) per share, diluted	$(0.01)	$(0.03)	$0.02	$(0.01)

      Stock options to purchase 2.5 million, 5.2 million, and 5.6 million shares of common stock were not included in the calculation of diluted net loss per share for the three months ended March 31, 2005 and 2004, and the six months ended March 31, 2004, respectively, because they were antidilutive.
      Potential weighted-average common shares, including stock options, unvested restricted stock, unvested stock purchase units, preferred shares, convertible debt and warrants for the three months ended March 31, 2005 and 2004, and the six months ended March 31, 2004 were 11.3 million, 14.1 million, and 14.5 million shares, respectively. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for the period presented.

Accounting for Stock-Based Compensation
      The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Deferred compensation is recorded for restricted stock granted to employees based on the fair value of the Company’s common stock at the date of grant and is amortized over

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the period in which the restrictions lapse. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.
      Had compensation expense for the Company’s stock-based compensation plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company’s net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net income (loss) — as reported	$(1,002)	$(2,813)	$2,139	$(1,483)
Add back: Stock-based compensation included in net income, as reported	656	319	1,354	494
Deduct: Stock-based employee compensation expense determined under the fair value-based-method	(2,702)	(3,105)	(5,496)	(6,121)

Net loss — pro forma	$(3,048)	$(5,599)	$(2,003)	$(7,110)

Net income (loss) per share — as reported: basic and diluted	$(0.01)	$(0.03)	$0.02	$(0.01)
Net loss per share — pro forma: basic and diluted	$(0.03)	$(0.05)	$(0.02)	$(0.07)
Reclassifications
      Certain prior year financial statement amounts have been reclassified to conform with current year presentation.
Recent Accounting Pronouncements
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however certain elements of SFAS No. 150 have been indefinitely deferred. The adoption of the provisions of SFAS No. 150, not deferred, did not have a material impact on the Company’s financial position or results of operations and the Company does not expect the adoption of the deferred elements of SFAS No. 150 to have a material impact on the Company’s financial position or results of operations.
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R was originally effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005, however SFAS No. 123R has been deferred. SFAS No. 123R is now effective for the first fiscal year beginning after June 15, 2005. As a result, the new standard will be

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
effective for the Company beginning October 1, 2005. The Company has not yet completed its evaluation but expects the adoption to have a material effect on its consolidated financial statements.

3.	Accounts Receivable
      Accounts receivable consist of the following:

	March 31,	September 30,
	2005	2004

	(In thousands)
Accounts receivable	$42,558	$38,265
Unbilled accounts receivable	16,514	9,566

	59,072	47,831
Less — allowances	(13,532)	(11,308)

	$45,540	$36,523

      Unbilled accounts receivable primarily relate to revenues earned under royalty-based arrangements for which billing occurs in the month following receipt of the royalty report and to revenues earned under customer contracts accounted for under the percentage-of-completion method that have not yet been billed based on the terms of the specific arrangement.

4.	Acquisitions

Acquisition of Phonetic Systems Ltd.
      On February 1, 2005, the Company acquired all of the outstanding capital stock of Phonetic Systems Ltd. (Phonetic), an Israeli corporation. Phonetic provides ScanSoft with an array of technology, customer, partner and employee resources to help fuel its growth and accelerate its deployment of high quality speech applications throughout the world.
      The consideration consisted of cash payments to be rendered in the following installments: (1) seventeen million and five hundred thousand dollars ($17.5 million), adjusted for any difference between estimated and actual closing costs, paid at closing; (2) seventeen million and five hundred thousand dollars ($17.5 million) to be paid in February 2007; and (3) up to an additional thirty five million ($35.0 million) upon the achievement of certain milestones. The total initial purchase price of approximately $36.1 million includes the sum of the first installment ($17.3 million, adjusted for additional closing costs of $0.2 million), the present value of the second installment ($15.6 million assuming an annual market rate of interest of 5.75%), cash paid out related to the proceeds from the employees issuance of stock options totaling $0.4 million, the estimated transaction costs of $2.4 million, and the fair value of warrants of $0.4 million (valued using the Black-Scholes model assuming a life of 5 years) to purchase up to 750,000 shares of ScanSoft common stock (Note 9).
      The merger is a taxable event and has been accounted for as a purchase of a business.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The preliminary purchase price allocation is as follows (in thousands):

Total purchase consideration:
Cash (including deferred payment obligation)	$32,941
Return of cash proceeds from the issuance of stock options	352
Warrants to purchase common stock	370
Transaction costs	2,440

Total purchase consideration	$36,103

Preliminary allocation of the purchase consideration:
Current assets	$1,755
Property and equipment	1,346
Other assets	70
Identifiable intangible assets	6,570
Goodwill	33,860

Total assets acquired	43,601

Current liabilities	(7,452)
Long-term liabilities	(46)

Total liabilities assumed	(7,498)

$36,103

      Current assets acquired primarily relate to cash, accounts receivable, and inventory. Current liabilities assumed primarily relate to accounts payable, accrued severance costs, and deferred revenue.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Core and completed technology	$2,150	10
Customer relationships	3,950	5
Non-compete agreements	470	5

	$6,570

      The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable assets was recorded as goodwill and amounted to approximately $33.9 million. In accordance SFAS No. 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

Acquisition of ART Advanced Recognition Technologies
      On January 21, 2005, the Company acquired all of the outstanding capital stock of ART Advanced Recognition Technologies, Inc. (ART). With the acquisition of ART, ScanSoft expands its portfolio of embedded speech solutions to include a deep set of resources, expertise and relationships with the world’s leading mobile device manufacturers and service providers. ART specializes in applications that create voice-

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
based, conversational interfaces that enable users to dial by voice and manage and access their contacts for mobile devices.
      The consideration consisted of cash payments to be rendered in two installments: (1) ten million dollars ($10.0 million) paid at closing; and (2) sixteen million four hundred fourteen thousand dollars ($16.4 million) to be paid in December 2005 plus interest of 4%. The initial purchase price of approximately $28.0 million includes the sum of the first and second installment payments totaling $26.4 million and estimated transaction costs of $1.6 million.
      The merger is a taxable event and has been accounted for as a purchase of a business.
      The preliminary purchase price allocation is as follows (in thousands):

Total purchase consideration:
Cash (including deferred payment obligation)	$26,414
Transaction costs	1,553

Total purchase consideration	$27,967

Preliminary allocation of the purchase consideration:
Current assets	$7,087
Property and equipment	769
Other assets	486
Identifiable intangible assets	9,380
Goodwill	13,100

Total assets acquired	30,822

Current liabilities	(2,780)
Long-term liabilities	(75)

Total liabilities assumed	(2,855)

$27,967

      Current assets acquired primarily relate to cash and accounts receivable. Other assets include prepaid insurance. Current liabilities assumed primarily relate to accounts payable, accrued expenses and accrued severance costs.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Core and completed technology	$5,150	7
Customer relationships	4,210	5
Non-compete agreements	20	1

	$9,380

      The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable assets was recorded as goodwill and amounted to approximately $13.1 million. In accordance SFAS No. 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Acquisition of Rhetorical Systems Ltd.
      On December 6, 2004, the Company acquired all of the outstanding capital stock of Rhetorical Systems, Ltd. (Rhetorical), a supplier of innovative text-to-speech solutions and tools based in Edinburgh, Scotland.
      With the acquisition of Rhetorical, ScanSoft solidified its position as a leading provider of speech synthesis or text-to-speech (TTS) solutions for a variety of speech-based applications. The Rhetorical acquisition will further differentiate ScanSoft’s solutions with a number of techniques, tools, and services that enhance the ability to deliver custom, dynamic voices.
      The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.
      The consideration consisted of cash payments equal to 2.8 million Pounds Sterling in cash ($5.4 million) and 449,437 shares of ScanSoft common stock (valued at approximately $1.7 million in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination). The total initial purchase price of approximately $8.5 million also includes estimated transaction costs of $1.4 million.
      The merger is a taxable event and has been accounted for as a purchase of a business.
      The preliminary purchase price allocation is as follows (in thousands):

Total purchase consideration:
Cash	$5,360
Stock issued	1,672
Transaction costs	1,445

Total purchase consideration	$8,477

Preliminary allocation of the purchase consideration:
Current assets	$824
Property and equipment	303
Identifiable intangible assets	1,310
Goodwill	7,654

Total assets acquired	10,091
Current liabilities assumed	(1,614)

$8,477

      Current assets acquired primarily relate to cash and accounts receivable and a facility lease deposit. Current liabilities assumed primarily relate to accrued expenses.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Core and completed technology	$490	10
Customer relationships	690	4
License professional services contract	100	.25
Non-compete agreements	30	2-3

	$1,310

      The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable assets was recorded as goodwill and amounted to approximately $7.7 million. In accordance SFAS No. 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

Acquisition of Brand & Groeber Communications GBR
      On September 16, 2004, the Company acquired Brand & Groeber Communications GBR (B&G), including all the intellectual property relating to embedded speech synthesis technology. The consideration consists of cash payments of approximately $0.2 million and four contingent payments of up to approximately € 5.8 million through 2007 to be paid, if at all, based upon the achievement of certain performance targets, as defined in the acquisition agreement. The total initial purchase price of approximately $0.3 million, includes cash consideration of $0.2 million and estimated transaction costs of $0.1 million. The acquisition has been accounted for as a purchase of a business and was taxable to the shareholders.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Completed technology	$80	5
Customer relationships	180	4
Trade names and trademarks	20	8

	$280

      Any excess purchase price over the identified assets will be treated as goodwill.
      As of March 31, 2005, a total of approximately $0.3 million has been earned in accordance with the terms under the purchase agreement. This amount has been reflected as an increase in goodwill and other accrued liabilities. These amounts will be paid on July 29, 2005 in accordance with the terms and conditions of the purchase agreement.
      The results of operations of the acquired businesses have been included in the financial statements of the Company since the date of acquisition. The Company is still evaluating the facilities from its recent acquisitions to determine if there is excess capacity.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Other Intangible Assets
      Other intangible assets consist of the following (in thousands):

	Gross		Exchange	Net
	Carrying	Accumulated	Rate	Carrying	Useful
	Amount	Amortization	Impact	Amount	Lives

					(In years)
March 31, 2005
Patents and core technology	$61,856	$36,643	$(5)	$25,208	1-10
Completed technology	13,528	5,328	(3)	8,197	1-4
Tradenames and trademarks	5,892	2,763	(1)	3,128	1-10
Customer relationships	21,592	4,202	(29)	17,361	4-5
Non-competition agreement	4,578	4,084	2	496	1-6
Acquired favorable lease	553	553	—	—
Other	200	200	—	—

	$108,199	$53,773	$(36)	$54,390

	Gross		Exchange	Net
	Carrying	Accumulated	Rate	Carrying
	Amount	Amortization	Impact	Amount

September 30, 2004
Patents and core technology	$53,998	$32,753	$—	$21,245
Completed technology	13,511	3,966	—	9,545
Tradenames and trademarks	5,871	2,407	—	3,464
Customer relationships	12,324	2,680	—	9,644
Non-competition agreement	4,058	4,058	—	—
Acquired favorable lease	553	553	—	—
Other	200	200	—	—

	$90,515	$46,617	$—	$43,898

      On March 31, 2003, the Company entered into an agreement that granted an exclusive license to the Company to resell, in certain geographies worldwide, certain productivity applications. The period of exclusivity expires after seven years, unless terminated earlier as permitted under the agreement. Total consideration to be paid by the Company for the license was $13.0 million. On June 30, 2003, the terms and conditions of the agreement were amended, resulting in a $1.2 million reduction in the license fee. The initial payment of $6.4 million due on or before June 30, 2003 was paid in accordance with the terms of the license agreement and the first installment payment of $2.8 million due March 31, 2004 was paid in April 2004. The remaining payment of $2.8 million including interest of $0.2 million was paid in April 2005.
      Based on the net present value of the deferred payments due in 2004 and 2005, using an interest rate of 7.0%, the Company recorded $11.4 million as completed technology. That amount is being amortized to cost of revenue based on the greater of (a) the ratio of current gross revenue to total current and expected future revenues for the products or (b) the straight-line basis over the period of expected use, five years. The $0.6 million difference between the stated payment amounts and the net present value of the payments is being charged to interest expense over the payment period. The payment made in April 2005, was classified as a current liability, deferred payment obligation for technology license, as of March 31, 2005.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Aggregate amortization expense was $3.7 million and $3.5 million for the three month periods ended March 31, 2005 and 2004, respectively. Of this amount, $2.7 million and $2.8 million was included in cost of revenue, respectively, and $1.0 million and $0.7 million was recorded in operating expenses, respectively. Aggregate amortization expense was $7.2 million and $7.4 million for the six month periods ended March 31, 2005 and 2004, respectively. Of this amount, $5.5 million and $5.9 million was included in cost of revenue, respectively, and $1.7 million and $1.5 million was recorded in operating expenses, respectively.
      Estimated amortization expense for each of the five succeeding fiscal years as of March 31, 2005 is as follows (in thousands):

		Selling,
	Cost of	General and
Year Ending September 30,	Revenue	Administrative	Total

2005 (April 1-September 30, 2005)	$3,238	$2,161	$5,399
2006	6,424	4,158	10,582
2007	6,386	4,009	10,395
2008	5,174	3,738	8,912
2009	3,637	3,381	7,018
Thereafter	9,172	2,912	12,084

Total	$34,031	$20,359	$54,390

6.	Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	March 31,	September 30,
	2005	2004

Accrued sales and marketing incentives	$3,334	$3,533
Accrued restructuring and other charges	342	574
Accrued royalties	568	513
Accrued professional fees	2,652	2,673
Accrued acquisition liabilities	29	32
Accrued transaction costs	3,172	362
Accrued other	5,784	5,023

	$15,881	$12,710

7.	Restructuring and Other Charges
      At March 31, 2005 and September 30, 2004, the remaining restructuring accrual from current and prior restructuring activities amounted to $0.3 million and $0.6 million, respectively. At March 31, 2005, the accrued restructuring amount consisted of $0.2 million of employee-related severance costs and $0.1 million of lease exit costs. At September 30, 2004, the accrued restructuring amount consisted of $0.4 million of employee-related severance costs, and $0.2 million of lease exit costs.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table sets forth the fiscal year 2005 and 2004 restructuring and other charges accrual activity (in thousands):

		Lease
	Employee	Exit
Restructuring and Other Charges Accrual	Related	Costs	Total

Balance at December 31, 2003	$1,552	$309	$1,861
Restructuring and other charges	801	—	801
Non-cash write-off	(348)	—	(348)
Cash Payments	(1,599)	(141)	(1,740)

Balance at September 30, 2004	$406	$168	$574
Restructuring and other charges	659	—	659
Cash Payments	(849)	(42)	(891)

Balance at March 31, 2005	$216	$126	$342

8.	Debt and Credit Facilities and Commitments and Contingencies

Credit Facility
      On October 31, 2002, the Company entered into a two year Loan and Security Agreement (as amended, the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that consisted of a $10.0 million revolving loan (the “Credit Facility”). The Company amended this Loan and Security Agreement, as of March 31, 2004, extending the term to March 31, 2006. Under this amendment, the Company must comply with both a minimum adjusted quick ratio and minimum tangible net worth calculation, as defined in the Loan Agreement. Depending on the Company’s adjusted quick ratio, borrowings under the Credit Facility bear interest at the Bank’s prime rate plus 0.0% or 0.75%, (5.75% at March 31, 2005), as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time was amended to the lesser of $20.0 million or a borrowing base equal to the aggregate amounts un-drawn on outstanding letters of credit, minus either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on the Company’s adjusted quick ratio. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the two-year loan term. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s personal property, predominantly its accounts receivable, but not its intellectual property. During the quarter ended March 31, 2005, the Company completed another amendment to the Loan and Security Agreement. This amendment modified the terms under which the minimum adjusted quick ratio covenant is calculated. All other terms remained the same. As of March 31, 2005, the Company was in compliance with all covenants.
      As of March 31, 2005, no amounts were outstanding under the Credit Facility and $8.0 million was available for borrowing in addition to approximately $1.3 million committed under this line of credit for outstanding letters of credit. The Company can make no guarantees as to its ability to satisfy its future financial covenant calculations.
      In April 2005, the Company issued $4.5 million in letters of credit as security deposits for facility leases. The issuances of these letters of credit have reduced our availability under the credit facility to $3.5M. Both of these facilities have amortization provisions that will reduce the security deposits amounts over the term of the respective leases.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Equipment Line of Credit
      In connection with the acquisition of SpeechWorks, the Company assumed $1.5 million of principal amounts outstanding under a one-year equipment line-of-credit with a bank which expired on June 30, 2003. As of March 31, 2005, a balance of $0.3 million remains outstanding. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the bank’s prime rate (5.75% at March 31, 2005), which is payable in equal monthly payments over a period of 36 months. In accordance with the terms of the equipment line of credit, as of March 31, 2005, principal payments of $0.2 million are due during the year ending September 30, 2005; and $0.1 million are due during the year ending September 30, 2006. Under the financing agreement, the Company is obligated to comply with certain financial covenants related to total tangible net assets and was in compliance as of March 31, 2005.

Convertible Debenture
      On January 30, 2003, the Company issued a $27.5 million three-year, zero-interest convertible subordinated debenture due January 2006 (the “Convertible Note”) to Philips in connection with the Philips acquisition. The Convertible Note is convertible into shares of the Company’s common stock at $6.00 per share at any time until maturity at Philips’ option. The conversion rate may be subject to adjustments from time to time as provided in the Convertible Note. The Convertible Note contains a provision in which all amounts unpaid at maturity will bear interest at a rate of 3% per quarter until paid.
      The Convertible Note contains covenants that place restrictions on the declaration or payment of dividends or distributions (other than distributions of equity securities of the Company) on, or the redemption or purchase of, any shares of the Company’s capital stock while the Convertible Note is outstanding. This restriction terminates when one-half or more of the principal amount of the Convertible Note is converted by Philips into common stock. The Convertible Note contains a provision which provides Philips the right to require the Company to redeem the Convertible Note or any remaining portion of the principal amount, on the date a “Change in Control” occurs. The Convertible Note provides that a “Change in Control” is deemed to have occurred when any person or entity acquires beneficial ownership of shares of capital stock of the Company entitling such person or entity to exercise 40% or more of the total voting power of all shares of capital stock of the Company, or the Company sells all or substantially all of its assets, subject to certain exceptions. None of the Company’s acquisitions have resulted in a Change in Control.

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
      From time to time, the Company receives information concerning possible infringement by third parties of the Company’s intellectual property rights, whether developed, purchased or licensed by the Company. In response to any such circumstance, the Company has counsel investigate the matter thoroughly and the Company takes all appropriate action to defend its rights in these matters.
      As of March 31, 2005, the Company had pending litigation against American Future Technology Corp. (“AFT”) claiming copyright infringement and breach of contract. In accordance with SFAS No. 5, Accounting for Contingencies, the Company had previously not recorded any gain. On April 14, 2005, the

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Company agreed to a settlement with AFT to fully resolve the dispute. The terms of the settlement required AFT to pay a total of $0.9 million in three installment payments, which included the recovery of legal expenses. The first two installment payments, totaling $0.7 million were due and paid by April 30, 2005 and the final payment totaling $0.2 million is due by April 30, 2006. The Company concluded that the settlement was a type I subsequent event as defined by the AICPA Auditing Standards, AU Section 560, Subsequent Events. As a result, the Company recorded $0.3 million as a reduction to its legal expenses and $0.4 million in other income for the period ending March 31, 2005. Due to the long-term nature of the third payment the Company concluded that there remained uncertainty as to the collectibility of the payment and determined that income related to the final payment should be recognized on a cash basis.
      On September 9, 2004, BIS Advanced Software Systems, Ltd. (“BIS”) filed an action against the Company in the United States District Court for the District of Massachusetts claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, BIS alleges that the Company is infringing United States Patent No. 6,401,239 entitled “System and Method for Quick Downloading of Electronic Files.” The Company filed an Answer and Counterclaims on December 22, 2004. The Company believes this claim has no merit, and it intends on defending the action vigorously.
      On August 5, 2004, Compression Labs, Inc. filed an action against us in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Compression Labs alleges that the Company is infringing United States Patent No. 4,698,672 entitled “Coding System for Reducing Redundancy.” The Company believes this claim has no merit, and it intends on defending the action vigorously.
      On April 23, 2004, Millennium L.P. filed an action against the Company in the United States in the United States District Court for the Southern District of New York claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Millennium alleges that the Company is infringing United States Patent No. 5,258,855 entitled “Information Processing Methodology”; No. 5,369,508 entitled “Information Processing Methodology”; No. 5,625,465 entitled “Information Processing Methodology”; No. 5,678,416 entitled “Information processing Methodology; and No. 6,094,505 entitled “Information Processing Methodology.” The Company filed an Answer on June 17, 2004. The Company believes this claim has no merit, and it intends on defending the action vigorously.
      On July 15, 2003, Elliott Davis (“Davis”) filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. In addition, on November 26, 2003, Davis filed an action against ScanSoft in the United States District Court for the Western District for New York (Buffalo) also claiming patent infringement. Damages are sought in an unspecified amount. SpeechWorks filed an Answer and Counterclaim to Davis’s Complaint in its case on August 25, 2003 and ScanSoft filed an Answer and Counterclaim to Davis’s Complaint in its case on December 22, 2003. The Company believes these claims have no merit, and it intends on defending the actions vigorously.
      On November 27, 2002, AllVoice Computing plc filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that we are infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed” (the “273 Patent”). The “273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology field, it believes that its products do not infringe the “273 Patent. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. On January 4, 2005, the case was transferred to a new judge of the United States District Court for the Southern District of Texas for administrative reasons. The new

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
judge placed the action on an accelerated track and set a trial date for later this year. The Company believes that it has meritorious defenses and it intends on defending itself vigorously.
      The Company believes that the final outcome of the current litigation matters described above will not have a significant adverse effect on its financial position or results of operations. However, even if the Company’s defense is successful, the litigation could require significant management time and will be costly. Should the Company not prevail in these litigation matters, its operating results, financial position and cash flows could be adversely impacted.

Guarantees and Other
      The Company currently includes indemnification provisions in the contracts it enters with its customers and business partners. Generally, these provisions require the Company to defend claims arising out of its products’ infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct on its part. The indemnity obligations imposed by these provisions generally cover damages, costs and attorneys’ fees arising out of such claims. In most, but not all, cases, the Company’s total liability under such provisions is limited to either the value of the contract or a specified, agreed upon, amount. In some cases its total liability under such provisions is unlimited. In many, but not all, cases, the term of the indemnity provision is perpetual. While the maximum potential amount of future payments the Company could be required to make under all the indemnification provisions in its contracts with customers and business partners is unlimited, it believes that the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.
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
      On January 21, 2005, the Company, as tenant, entered into a lease with Wayside Realty Trust (“Wayside”), as landlord (the “Lease”). Pursuant to the lease, the Company will lease 88,423 square feet of office space, in Burlington, MA, for an initial term of ten years beginning on June 1, 2005. Rent payments will be paid monthly and in advance. The lease provides for escalating rent payments, which the Company will record as rent expense on a straight line basis over the term of the lease. Under the terms of the Lease, the Company is also required to pay utilities, property taxes, and other operating and maintenance expenses relating to the leased facilities. As a security deposit for the Company’s obligations under the Lease, in April 2005, the Company delivered to Wayside a letter of credit in the amount of $3.3 million. On each successive anniversary of the term commencement date, the letter of credit will be reduced by 10% until the security deposit total has been reduced to $1.8 million. On the eighth anniversary of the term commencement date, the security deposit will be reduced to $1.3 million, and shall continue as such throughout the remainder of the lease term.
      In accordance with the provisions of FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
following table represents the deferred revenue activity related to the Company’s obligations under maintenance and support contracts for the three month period ended March 31, 2005 (in thousands):

Beginning balance as of September 30, 2004	$4,130
Additions due to new billings during fiscal 2005	4,908
Maintenance revenue recognized during fiscal 2005	(4,534)

Ending balance as of March 31, 2005	$4,504

9.	Stockholders’ Equity

Preferred Stock
      The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 as Series B Preferred Stock. In connection with the acquisition of ScanSoft, the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox Corporation (“Xerox”). On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B preferred stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The Series B Preferred Stock holders are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, as and if declared by the Board of Directors. In addition, after payment of such dividends, any additional dividends or distributions shall be distributed among all holders of Common Stock and all holders of Series B Preferred Stock in proportion to the number of shares of Common Stock which would be held by each such holder if all shares of Series B Preferred Stock were converted to Common Stock. To date no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock.

Common Stock Warrants
      On November 15, 2004, in connection with the acquisition of Phonetics Systems, Ltd., the Company issued unvested warrants to purchase 750,000 shares of ScanSoft common stock at an exercise price of $4.46 per share that will vest, if at all, upon the achievement of certain performance targets. The initial valuation of the warrants occurred upon closing of the acquisition on February 1, 2005, and was treated as purchase consideration in accordance with EITF Issue No. 97-8, Accounting for Contingent Consideration Issued in a Purchase Business Combination. Future changes in the value of the warrant will be accounted for in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. See Note 4 for further discussion on the acquisition of Phonetic Systems, Ltd.
      The Company issued Xerox a ten-year warrant with an exercise price for each warrant share of $0.61. Pursuant to the terms of this warrant, it is exercisable for the purchase of 525,732 shares of the Company’s common stock. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation, including the warrant referenced above, for approximately $80 million. In connection with this transaction,

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Warburg Pincus acquired warrants to purchase 2.5 million additional shares of the Company’s common stock for total consideration of $0.6 million. The warrants have a six year life and an exercise price of $4.94. The Company received this payment of $0.6 million during the quarter ended June 30, 2004.
      In connection with the March 31, 2003 acquisition of the certain intellectual property assets related to multimodal speech technology, the Company issued a warrant, expiring October 31, 2005, for the purchase of 78,000 shares of ScanSoft common stock at an exercise price of $8.10 per share. The warrant was immediately exercisable and was valued at $0.1 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, a risk-free rate of 1.87%, an expected term of 2.5 years, no dividends and a stock price of $4.57 based on the Company’s stock price at the time of issuance.
      In connection with the SpeechWorks acquisition, the Company issued a warrant to its investment banker, expiring on August 11, 2009, for the purchase of 150,000 shares of ScanSoft common stock at an exercise price of $3.98 per share. The warrant does not become exercisable until August 11, 2005 and was valued at $0.2 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 60%, a risk-free interest rate of 4.03%, an expected term of 8 years, no dividends and a stock price of $3.92 based on the Company’s stock price at the time of issuance.
      In connection with the acquisition of SpeechWorks, the Company assumed the remaining outstanding warrants issued by SpeechWorks to America Online (“AOL”) to purchase up to 219,421 shares, as converted, of common stock in connection with a long-term marketing arrangement. The warrant is currently exercisable at a price of $14.49 per share and expires on June 30, 2007. The value of the warrant was insignificant.

Stock Repurchase
      On August 6, 2003, the Company’s board of directors authorized the repurchase of up to $25 million of the Company’s common stock over the following 12 months; however, the Company may suspend or discontinue the repurchase program at any time. From August 6, 2003 through December 31, 2003, the Company repurchased 618,088 common shares at a purchase price of $2.9 million; the Company records treasury stock at cost.
      As of March 31, 2005 and September 30, 2004, the Company had repurchased a total of 2,801,434 and 2,771,505 common shares under this and previous repurchase programs, respectively. For the three and six month periods ended March 31, 2005, the Company repurchased 24,402 and 29,929 shares of common stock at a cost of $0.1 million and $0.1 million, respectively, to cover employee’s tax obligations related to vesting of restricted stock. The Company intends to use the repurchased shares for its employee stock plans and for potential future acquisitions.

10.	Restricted Common Stock and Stock Purchase Rights
      During the three month period ended March 31, 2005, the Company awarded net 125,315 restricted stock purchase units to certain senior executives and employees of the Company. As of March 31, 2005, there were 868,151 shares of restricted stock and 527,189 restricted stock units that were unvested and which may not be sold, transferred or assigned until such restrictions lapse. The holders of the restricted stock are entitled to participate in dividends and voting rights. The holders of restricted stock units are not entitled to dividends nor do they have voting rights. The restricted stock purchase units and shares of restricted stock vest no later than September 30, 2007, with opportunities for acceleration upon achievement of defined goals. Except as otherwise specified in the agreements, in the event that the executive or employees’ employment with the Company terminates, any unvested shares shall be forfeited and revert to the Company. The purchase price of the restricted shares equaled the par value of the shares. The purchase price of the restricted stock purchase units, payable at time of issuance of shares, equaled the par value of the shares. The difference between the

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
purchase price and the fair value of the Company’s common stock on the date of issuance based on the listed exchange price has been recorded as deferred compensation and additional paid-in-capital.
      The deferred compensation expense from the aforementioned awards is being recognized ratably over the vesting periods. Stock compensation expense for the three month periods ended March, 31, 2005 and 2004 was $0.7 million and $0.3 million, respectively, and for the six month periods ended March 31, 2005 and 2004, was $1.4 million and $0.5 million, respectively.

11.	Segment and Geographic Information and Significant Customers
      The Company operates in a single segment. The following table presents total revenue information by geographic area and principal product line (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

United States of America	$34,112	$28,821	$74,464	$61,250
Canada	1,132	610	2,803	861
Other foreign countries	17,869	13,345	36,424	27,535

Total	$53,113	$42,776	$113,691	$89,646

      No individual country within other foreign countries had revenues greater than 10% of total revenues.
      Revenue classification above is based on the country in which the sale originates. Revenue in other countries predominately relates to sales to customers in Europe and Asia. Inter-company sales are insignificant as products sold in other countries are sourced within Europe or the United States (in thousands).

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Speech	$38,437	$28,315	$80,013	$56,408
Imaging	14,676	14,461	33,678	33,238

Total	$53,113	$42,776	$113,691	$89,646

      For the three month period ended March 31, 2005 and 2004, one distribution and fulfillment partner, Ingram Micro accounted for 13% and 14% of the Company’s consolidated net revenues, respectively. For the six month period ended March 31, 2005, one distribution and fulfillment partner, Ingram Micro accounted for 12% of the Company’s consolidated net revenues, as compared to the same period of 2004 when two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 14% and 11% of consolidated net revenues, respectively.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	Pro Forma Results
      The following table reflects unaudited pro forma results of operations of the Company assuming that the Telelogue, B&G, Rhetorical, ART, and Phonetic acquisitions had occurred on October 1, 2003 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Revenues	$54,588	$45,761	$117,938	$96,745
Net income (loss)	$(2,333)	$(6,117)	$(7,799)	$(9,592)
Net income (loss) per diluted share	$(0.02)	$(0.06)	$(0.07)	$(0.09)
      The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of this period.

13.	Related Parties
      On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation for approximately $80 million. At December 31, 2003, Xerox owned approximately 15% of the Company’s outstanding common stock and all of the Company’s outstanding Series B Preferred Stock. In addition, Xerox had the opportunity to acquire additional shares of common stock pursuant to a warrant (Note 9).
      As a result of the Xerox and Warburg Pincus transaction, Xerox is no longer a related party as of June 30, 2004. The Company does not engage in transactions in the normal course of its business with Warburg Pincus.
      At March 31, 2005, a member of the Company’s Board of Directors, and a former member of the SpeechWorks Board of Directors, is a senior executive at Convergys Corporation. The Company and Convergys have entered into multiple non-exclusive agreements in which Convergys resells the Company’s software. During the three and six month periods ended March 31, 2005, Convergys accounted for approximately $0.1 million and $0.2 million, respectively, in total net revenues. As of March 31, 2005 and September 30, 2004, Convergys owed the Company $0.0 million and $0.1 million, respectively, pursuant to these agreements, which are included in receivables from related parties.

14.	Subsequent Events
      On May 9, 2005, ScanSoft announced it had signed a definitive merger agreement to acquire Nuance Communications, Inc. (“Nuance”), a Menlo Park, California-based company that provides voice automation technologies, including speech recognition, voice authentication and text-to-speech software. Under the terms of the merger agreement, ScanSoft will acquire Nuance in a merger with a value of $221 million at the time of announcement based on ScanSoft’s closing price on May 6, 2005, or $122 million, net of Nuance’s cash, cash equivalents, and restricted cash, totaling $99 million as of March 31, 2005. Upon completion of the merger, holders of Nuance common stock will be entitled to receive 0.77 of a share of ScanSoft common stock and $2.20 in cash for each share of Nuance common stock that they then hold. The acquisition is expected to be completed in the fourth quarter of fiscal 2005 or the first quarter of fiscal 2006. The closing of the merger is subject to customary closing conditions, including regulatory approvals and required approvals by the stockholders of ScanSoft and Nuance, respectively. The agreement may be terminated by either ScanSoft or Nuance upon certain events occurring or not occurring, as defined in the merger agreement. Under terms specified in the merger agreement, ScanSoft or Nuance may terminate the agreement, in which case, the terminating party may be required to pay a termination fee equal to 3% of the aggregate value of the transaction to the other party in certain circumstances, or approximately $6.6 million.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      On May 5, 2005, ScanSoft entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among ScanSoft, Warburg Pincus Private Equity VIII, L.P. and certain of its affiliated entities (collectively “Warburg Pincus”) pursuant to which Warburg Pincus agreed to purchase and ScanSoft agreed to sell an aggregate of 3,537,736 shares of ScanSoft common stock for an aggregate purchase price of $15,000,000.64, and warrants to purchase an aggregate of 863,236 shares of ScanSoft common stock for an aggregate purchase price of $107,904.50. The warrants have an exercise price of $5.00 per share and a term of four years. On May 9, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. ScanSoft has granted Warburg Pincus three demand registration rights giving Warburg Pincus the right to require ScanSoft to register all the shares of common stock issued to Warburg Pincus, including shares of common stock underlying the warrants issued to Warburg Pincus. In addition, ScanSoft has granted Warburg Pincus the right to require ScanSoft to register the shares of common stock and shares of common stock issuable upon exercise of the warrants issued to them on a registration statement on Form S-3. Unless requested, ScanSoft has no obligation to file any registration statements to permit the resale of the shares of common stock issued to Warburg, and will have no obligation to file a registration statement, in any event, until the earlier of the date of the closing of the merger with Nuance and February 9, 2006.
      In a separate transaction, ScanSoft also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among ScanSoft and Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and ScanSoft agreed to sell an aggregate of 14,150,943 shares of ScanSoft common stock for an aggregate purchase price of $59,999,998.32, and warrants to purchase an aggregate of 3,177,570 shares of ScanSoft common stock. The warrants have an exercise price of $5.00 per share and a term of four years. The closing of the Stock Purchase Agreement is conditioned upon, among other things, the simultaneous closing of the Nuance merger and stockholder approval.
      Also on May 5, 2005, ScanSoft received a Commitment Letter (the “Commitment Letter”) from Warburg Pincus, whereby Warburg Pincus agreed to purchase $25 million of ScanSoft common stock, if ScanSoft should request it to do so. The commitment is in connection with ScanSoft’s potential future acquisition activities. The number of shares purchased will be based on the closing price of ScanSoft common stock on the trading date prior to the execution of the securities purchase agreement relating to the purchase and sale of the shares. The Commitment Letter will expire at 5:00 p.m. Eastern Time on August 5, 2005, unless certain conditions are met. Notwithstanding anything to the contrary contained therein, the Commitment Letter will not be binding on Warburg Pincus if: (i) the closing price of ScanSoft common stock on The Nasdaq National Market shall be less than $3.25 per share or more than $4.75 per share at the signing of the securities purchase agreement relating to the purchase and sale of the shares, or (ii) if a material adverse change to ScanSoft shall have occurred since the date of the Commitment Letter.
      As of March 31, 2005, the Company had pending litigation against American Future Technology Corp. (“AFT”) claiming copyright infringement and breach of contract. In accordance with SFAS No. 5, Accounting for Contingencies, the Company had previously not recorded any gain. On April 14, 2005, the Company agreed to a settlement with AFT to fully resolve the dispute. The terms of the settlement required AFT to pay a total of $0.9 million in three installment payments, which included the recovery of legal expenses. The first two installment payments, totaling $0.7 million were due and paid by April 30, 2005 and the final payment totaling $0.2 million is due by April 30, 2006. The Company concluded that the settlement was a type I subsequent event as defined by the AICPA Auditing Standards, AU Section 560, Subsequent Events. As a result, the Company recorded $0.3 million as a reduction to its legal expenses and $0.4 million in other income for the period ending March 31, 2005. Due to the long-term nature of the third payment the Company concluded that there remained uncertainty as to the collectibility of the payment and determined that income related to the final payment should be recognized on a cash basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in “Risk Factors” starting on page 42 and elsewhere in this Quarterly Report.
Forward-looking Statements
      This quarterly report contains forward-looking statements. These forward-looking statements include predictions regarding:

•	OUR FUTURE REVENUES, COST OF REVENUES, RESEARCH AND DEVELOPMENT EXPENSES, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AMORTIZATION OF OTHER INTANGIBLE ASSETS AND GROSS MARGIN;

•	OUR STRATEGY RELATING TO SPEECH AND LANGUAGE TECHNOLOGIES;

•	OUR EXPECTATIONS REGARDING OUR PROPOSED ACQUISITION OF NUANCE;

•	THE POTENTIAL OF FUTURE PRODUCT RELEASES;

•	OUR PRODUCT DEVELOPMENT PLANS AND INVESTMENTS IN RESEARCH AND DEVELOPMENT;

•	FUTURE ACQUISITIONS;

•	INTERNATIONAL OPERATIONS AND LOCALIZED VERSIONS OF OUR PRODUCTS; AND

•	LEGAL PROCEEDINGS AND LITIGATION MATTERS.
      You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.
      Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this quarterly report under the heading “Risk Factors”. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.
Overview of the Business
      We offer businesses and consumers speech and imaging solutions that facilitate the way people access, share, manage and use information in business and in daily life. We market and distribute our products indirectly through a global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; and directly to businesses and consumers through a dedicated direct sales force and our e-commerce website (www.scansoft.com). The value of our solutions is best realized in vertical markets that are information and process intensive, such as healthcare, telecommunications, financial services, legal and government.
      Our strategy is to deliver premier, comprehensive technologies and services as an independent application or as part of a larger integrated system in two areas — speech and imaging. Our speech technologies enable voice-activated services over a telephone, transform speech into written word, and permit the control of devices and applications by simply speaking. Our imaging solutions eliminate the need to manually reproduce documents, automate the integration of documents into business systems, and enable the use of electronic documents and forms within XML, Internet, mobile and other business applications. Our software is delivered as part of a larger integrated system, such as systems for customer service call centers, or as an independent application, such as dictation, document conversion or PDF, navigation systems in automobiles or digital copiers on a network. Our products and technologies deliver a measurable return on investment to our customers.
      Our extensive technology assets, intellectual property and industry expertise in speech and imaging create an advantage in markets where we compete. Our technologies are based on complex mathematical formulas, which require extensive amounts of linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities, and we continue to build upon our leadership position. Our speech technology has industry-leading recognition accuracy, provides recognition for 48 languages and natural sounding synthesized speech in 22 languages, and supports a broad range of hardware platforms and operating systems. Our digital capture technology is recognized as the most accurate in the industry, with rates as high as 99.8%, and supports more than 100 languages. Our technologies are covered by more than 650 patents or patent applications.
      Our strategy includes pursuing high-growth markets in speech, expanding our PDF and imaging solutions, providing our partners and customers with a comprehensive portfolio of solutions, promoting the broad adoption of our technology, focusing and leveraging our vertical expertise, building global sales and channel relationships and pursuing strategic acquisitions that complement our resources.
      ScanSoft was incorporated in 1992 as Visioneer. In 1999, we changed our name to ScanSoft, Inc. and ticker symbol to SSFT. From our founding until 2001, we focused exclusively on delivering imaging solutions that simplified converting and managing information as it moved from paper formats to electronic systems. On March 13, 2000, we merged with Caere Corporation, a California-based digital imaging software company, to expand our applications for document and electronic forms conversion. In December 2001, we entered the speech market through the acquisition of the Speech & Language Technology Business from Lernout & Hauspie. We believed speech solutions were a natural complement to our imaging solutions as both are developed, marketed and delivered through similar resources and channels. We continue to execute against our strategy of being the market leader in speech through the organic growth of our business as well as through strategic acquisitions. Since the beginning of 2003, we have completed a number of acquisitions, including:

•	On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units (“Philips”) to expand our solutions for speech in call centers and within automobiles and mobile devices.

•	On August 11, 2003, we acquired SpeechWorks International, Inc. (“SpeechWorks”) to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

•	On December 19, 2003, we acquired LocusDialog, Inc. (“LocusDialog”) to expand our speech application portfolio with automated attendant solutions for business.

•	On June 15, 2004, we acquired Telelogue, Inc. (“Telelogue”) to enhance our automated directory assistance solutions.

•	On September 16, 2004, we acquired Brand & Groeber Communications GbR (“B&G”) to enhance our embedded speech solutions.

•	On December 6, 2004, we acquired Rhetorical Systems, Inc. (“Rhetorical”) to complement our text-to-speech solutions and add capabilities for creating custom voices.

•	On January 21, 2005, we acquired ART Advanced Recognition Technologies, Inc. (“ART”) to expand our portfolio of embedded speech solutions, particularly for mobile devices.

•	On February 1, 2005, we acquired Phonetic Systems Ltd. (“Phonetic”) to complement our position in automated directory assistance and enterprise speech applications.

      Subsequent to March 31, 2005, we also announced an agreement to acquire Nuance Communications, Inc. (“Nuance”) creating a comprehensive portfolio of enterprise speech solutions and expertise. The transaction is subject to regulatory approvals, and we anticipate closing this transaction in September 2005.
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
OVERVIEW OF RESULTS OF OPERATIONS
      The following table presents, as a percentage of total revenue, certain selected financial data for each of the three and six month periods ended March 31:

	Three Months		Six Months
	Ended March 31,		Ended March 31,

	2005	2004	2005	2004

Revenue:
Product licenses	71.4%	76.6%	74.6%	79.9%
Professional services	28.6	23.4	25.4	20.1

Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of product licenses	8.4	8.1	8.8	9.0
Cost of professional services	18.2	15.7	17.0	14.1
Cost of revenue from amortization of intangible assets	5.1	6.6	4.8	6.5

Gross Margin	68.3	69.6	69.4	70.4
Research and development	19.1	21.5	16.9	20.2
Sales and marketing	36.9	39.4	33.5	38.3
General and administrative	12.0	11.3	11.6	10.7
Amortization of other intangible assets(1)	1.8	1.6	1.5	1.7
Stock based compensation expense	1.2	0.8	1.2	0.6
Restructuring and other charges, net(2)	—	1.9	0.6	1.6

Total costs and expenses	102.7	106.9	95.9	102.7

Income (loss) from operations	(2.7)	(6.9)	4.1	(2.7)
Other income (expense), net	0.6	1.0	(0.5)	0.5

Income (loss) before income taxes	(2.1)	(5.9)	3.6	(2.2)
Provision for (benefit from) income taxes	(0.2)	0.7	1.7	(0.5)

Net income (loss)	(1.9)%	(6.6)%	1.9%	(1.7)%

(1)	See Note 5 of Notes to Consolidated Financial Statements.

(2)	See Note 7 of Notes to Consolidated Financial Statements.
General
      We derive our revenue from licensing our software products to customers through distribution partners and value-added resellers, royalty revenues from OEM partners, license fees from sales of our products to customers and from professional services, which include, but are not limited to, custom software applications and other services considered essential to the functionality of the software, training, and maintenance associated with software license transactions. Our speech technologies enable voice-activated services over a telephone, transform speech into text and text into speech, and permit voice control of devices and applications by simply speaking. Our imaging solutions eliminate the need to manually reproduce documents/ automate the integration of documents into business systems, and enable the use of electronic documents and forms within XML, Internet, mobile and other business applications.

Total Revenue

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$53.1	$42.8	$10.3	24.2%
Six months ended:	$113.7	$89.6	$24.1	26.8%
      For the three month period ended March 31, 2005, total revenue increased from the same period in 2004 by $10.3 million, or approximately 24%. This increase is due to product and professional services revenue growth of $5.1 million and $5.2 million, respectively. For the six month period ended March 31, 2005, total revenue increased from the same period in 2004 by $24.1 million, or approximately 27%. This increase is due to product and professional services revenue growth of $13.2 million and $10.9 million, respectively.
      For the three month period ended March 31, 2005, 66% of total revenue was generated in North America and 34% was generated in other foreign countries. For the six month period ended March 31, 2005, North America generated 68% of total revenues and other foreign countries accounted for 32%. For both the three and six month periods ended March 31, 2004, North America generated 69% of total revenues and other foreign countries accounted for 31%.

Product Revenue

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$37.9	$32.8	$5.1	15.8%
Percentage of total revenues:	71.4%	76.6%
Six months ended:	$84.8	$71.6	$13.2	18.3%
Percentage of total revenues:	74.6%	79.9%
      Product revenues increased during the three month period ended March 31, 2005, as compared to the same period in 2004, by $5.1 million, or approximately 16%. For the six month period ended March 31, 2005, product revenues increased by $13.2 million, or approximately 18%, as compared to the comparable period in 2004. These increases in product revenues for the three and six month periods ended March 31, 2005, are primarily attributable to an increase in speech revenue of $5.1 million and $13.2 million, respectively.
      For the three month period ended March 31, 2005, the increase in speech revenue was primarily driven by growth within our legacy ScanSoft speech products. Our dictation productivity applications revenues increased by $3.3 million, accounting for 72% of the current quarter speech revenue growth. This increase was attributable to the launch of Dragon Naturally Speaking v8.0 in the first quarter of 2005. The increase was complemented by additional revenues from the Rhetorical, Phonetic, and ART acquisitions. For the three month period ended March 31, 2005, these acquisitions contributed approximately $1.2 million in revenue.
      Product revenues for our imaging market increased by $0.2 million for the three months ended March 31, 2005. This was due to an increase of $1.1 million from our PDF Converter product line, which was attributable to the release of PDF Create and PDF Pro, and an increase of $1.2 million in our paper management product line, which was related to the release of PaperPort in the first quarter of 2005. These increases were offset by a year-over-year decrease of $1.8 million in our OCR product revenues, which was entirely due to the launch of OmniPage v14.0 in the first quarter of 2004.

      For the six month period ended March 31, 2005, the increase in speech revenue was again driven by the growth within our legacy ScanSoft speech products, in particular dictation productivity applications. The launch of Dragon Naturally Speaking v8.0 in the first quarter of 2005, along with organic growth with our enterprise, imaging, telephony and embedded markets, resulted in an increase of $10.9 million within our legacy dictation products. Our acquisitions of Rhetorical, Phonetic, and ART contributed approximately $1.4 million in revenue.
      Product revenue for our imaging market increased by $0.1 million for the six months ended March 31, 2005. The launch of our PDF offerings, mentioned above, resulted in an increase of approximately $1.4 million, while our paper management product revenues increased by $4.5 million from the comparable period in 2004. These increases were offset by a decrease in our OCR product revenues, related to the prior year launch of OmniPage v14.0.

Professional Service Revenue

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$15.2	$10.0	$5.2	51.7%
Percentage of total revenues:	28.6%	23.4%
Six months ended:	$28.9	$18.0	$10.9	60.6%
Percentage of total revenues:	25.4%	20.1%
      Professional service revenues increased during the three month period ended March 31, 2005, as compared to the same period in 2004, by $5.2 million, or 52%. The increase in professional services revenue is attributable to increases of $4.6 million in our networked speech services, continued demand for certain speech applications and incremental maintenance and support revenue associated with the Phonetics acquisition and $1.0 million in our embedded speech services, offset by a decrease of $0.1 million in our productivity application products. Our acquisitions of Rhetorical, Phonetic and ART contributed approximately $0.6 million in professional services revenues.
      For the six month period ended March 31, 2005, professional service revenues increased by $10.9 million, or approximately 61%. The increase in professional services revenues is attributable to increases in our networked services, embedded services, and productivity application products or $8.6 million, $2.3 million, $0.4 million, respectively. Our acquisitions of Rhetorical, Phonetic and ART contributed approximately $0.6 million in professional services revenues.

Cost of Product License Revenue

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$4.5	$3.5	$1.0	28.5%
Percentage of product license revenues:	11.8%	10.6%
Six months ended:	$10.0	$8.0	$1.9	24.1%
Percentage of product license revenues:	11.8%	11.2%
      Cost of revenue consists of material and fulfillment costs and third-party royalties.
      The increase in cost of product license revenue for the three and six month periods ended March 31, 2005 was directly correlated with the increase in our product revenues. However, our costs of product license revenue as a percent of product revenue did increase slightly. This increase is due to higher royalty rates on some of our productivity products, as well as slightly lower margins on some of our acquisition-related products.

Cost of Professional Services Revenue

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$9.7	$6.7	$3.0	43.9%
Percentage of professional services revenues:	63.7%	67.2%
Six months ended:	$19.3	$12.6	$6.7	52.5%
Percentage of professional services revenues:	66.6%	70.2%
      Cost of professional services revenue consists primarily of salaries for professional consulting staff, salaries for product support personnel, and engineering costs associated with certain contracts which were accounted for under the percentage-of-completion method of accounting.
      The increase in costs of services revenue for the three and six month period ending March 31, 2005, as compared with the same period in 2004, was driven by an increase in headcount and contractor costs to support increased volumes of professional services engagements. The margin on professional services improved during the three and six month periods ended March 31, 2005 due to more efficient utilization of headcount.

Cost of Revenue from Amortization of Intangible Assets

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$2.7	$2.8	$(0.1)	5.0%
Percentage of total revenues:	5.1%	6.6%
Six months ended:	$5.5	$5.9	$(0.4)	6.2%
Percentage of total revenues:	4.8%	6.5%
      Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology.
      For the three and six month periods ended March 31, 2005, cost of revenue from amortization of intangible assets decreased by $(0.1) million, or approximately 5.0%, and (0.4) million, or approximately (6)%, respectively, compared to the comparable period in 2004. This decrease was primarily related to $30.5 million of intangible assets that became fully amortized during the six month period ended March 31, 2005, which accounted for a decrease of $0.3 million in amortization expense. During the three month period ended March 31, 2005, this decrease was offset by increased amortization expense related to the Rhetorical, ART and Phonetic acquisitions, which accounted for $0.2 million of additional amortization expense.
      During the remainder of fiscal 2005, we expect amortization of other intangible assets to be approximately $3.2 million based on our current level of intangible assets.

Gross Margin

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$36.3	$29.8	$6.5	21.9%
Percentage of total revenues:	68.3%	69.6%
Six months ended:	$78.9	$63.1	$15.8	25.1%
Percentage of total revenues:	69.4%	70.4%
      The decrease in gross margin as a percentage of total revenue for the three and six month periods ended March 31, 2005 is attributable to the increase in professional services revenue, which increased to 28.6% and 25.4% of total revenue for the three and six month periods ended March 31, 2005, respectively, from 23.4% and 20.1% of total revenue for the three and six month periods ended March 31, 2004, respectively. This increase in professional services revenue resulted in a decrease in gross margin because professional services carry a lower margin than our product licenses.

Research and Development Expense

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$10.1	$9.2	$0.9	9.9%
Percentage of total revenues:	19.1%	21.5%
Six months ended:	$19.2	$18.1	$1.1	6.4%
Percentage of total revenues:	16.9%	20.2%
      Research and development expense consists primarily of salary and benefits costs of engineers, outside contractors and corporate overhead allocations.
      Research and development expense increased during the three month period ended March 31, 2005 from the comparable period in 2004 by $0.9 million, or approximately 10%. This increase is primarily due to salaries and facilities costs associated with increased headcount from the three month period ended March 31, 2004 to the three month period ended March 31, 2005, from 310 employees to 327 employees. For the six month period ended March 31, 2005, research and development expenses increased $1.1 million, or approximately 6% from the comparable period in 2004. As noted above, this increase was attributed to increased salaries and facilities costs associated with increased headcount. These headcount and related cost increases are primarily due to the acquisitions of Rhetorical, ART and Phonetic.
      We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we plan to continue to invest in research and development activities. To date, we have not capitalized any internal development costs as the cost incurred after technological feasibility but before release of product has not been significant.

Sales and Marketing Expense

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$19.6	$16.9	$2.7	16.1%
Percentage of total revenues:	36.9%	39.4%
Six months ended:	$38.1	$34.4	$3.8	11.0%
Percentage of total revenues:	33.5%	38.3%
      Sales and marketing expenses include salaries and benefits, commissions, advertising, direct mail, public relations, tradeshows, travel expenses associated with our sales staff and corporate overhead allocations.
      Sales and marketing expenses increased during the three month period March 31, 2005 from the comparable period in 2004 by $2.7 million, or approximately 16%. This increase is primarily due to an increase in salary costs associated with increased headcount for the three month period ended March 31, 2004 and 2005, from 190 employees to 244 employees, related primarily to the recently completed acquisitions. In addition, there was an increase in marketing program spending of $1.0 million, related to international marketing programs associated with the launch of Dragon Naturally Speaking version 8 in Europe, as well as Network Speech.
      For the six month period ended March 31, 2005, sales and marketing expenses increased $3.8 million, or 11% from the comparable period in 2004. This increase was primarily related to increased salaries expense of $2.5 million due to an increased headcount as noted above In addition, the launch of Dragon Naturally Speaking version 8 in the United States and Europe during the first and second quarters, respectively, resulted in an increase in marketing expenses of $1.0 million.

General and Administrative Expense

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$6.4	$4.8	$1.6	31.9%
Percentage of total revenues:	12.0%	11.3%
Six months ended:	$13.3	$9.6	$3.7	37.8%
Percentage of total revenues:	11.6%	10.7%
      General and administrative expenses include personnel costs for administration, finance, legal, human resources, and general management, fees for external professional advisors and corporate overhead allocations.
      General and administrative expenses increased during the three month period ended March 31, 2005 from the comparable period in 2004 by $1.6 million, or approximately 32%. The increase is due to increased salaries and related costs of approximately $0.8 million, associated with increased headcount primarily in the finance and human resource departments and $0.3 million of professional fees, the majority of the increase related to compliance with Sarbanes-Oxley regulatory requirements.
      For the six month period ended March 31, 2005, general and administrative expenses increased $3.7 million, or 38% from the comparable period in 2004. This is due to an increase of $1.7 million related to increased headcount primarily in finance and human resources and $0.3 million of related recruiting costs. Professional services increased approximately $1.3 million due to increased audit fees and costs related to compliance with Sarbanes-Oxley regulatory requirements.

Amortization of Other Intangible Assets

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$1.0	$0.7	$0.3	46.6%
Percentage of total revenues:	1.8%	1.6%
Six months ended:	$1.6	$1.5	$0.1	8.5%
Percentage of total revenues:	1.5%	1.7%
      Amortization of other intangible assets includes amortization of acquired customer and contractual relationships, non-compete agreements and acquired trade names and trademarks.
      For the three and six month periods ended March 31, 2005, amortization of other intangible assets increased by $0.3 million and $0.1 million, respectively, compared to the comparable period of 2004. This was primarily related to the acquisitions of LocusDialog, Rhetorical, ART, and Phonetic, which resulted in additional amortization expense for these periods of $0.4 and $0.2 million, respectively. These increases were partially offset by a decrease in amortization of other intangible assets related to intangible assets that became fully amortized during fiscal year 2004 and 2005.
      During the remainder of fiscal 2005, we expect amortization of other intangible assets to be approximately $2.2 million based on our current level of intangible assets.

Stock-Based Compensation

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$0.7	$0.3	$0.4	105.6%
Percentage of total revenues:	1.2%	0.8%
Six months ended:	$1.4	$0.5	$0.9	174.1%
Percentage of total revenues:	1.2%	0.6%

      Stock-based compensation expenses result from non-cash charges for common shares issued with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.
      For the three and six month period ended March 31, 2005, stock-based compensation increased by $0.4 million and $0.9 million, respectively, compared to the same period of 2004. These increases are directly attributed to the Company granting approximately 1.0 million shares of restricted stock (or restricted stock purchase rights) subsequent to October 1, 2003.

Restructuring and Other Charges, Net

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$—	$0.8	$(0.8)	(100.0)%
Percentage of total revenues:	0.0%	1.9%
Six months ended:	$0.7	$1.4	$(0.8)	(53.9)%
Percentage of total revenues:	0.6%	1.6%
      For the three month period ended March 31, 2005, we recorded no restructuring or other changes. During the six month period ended March 31, 2005, we recorded a charge of $0.7 million related to restructuring actions taken in our international subsidiaries in connection with our recently announced acquisitions.
      During the three months ended March 31, 2004, we recorded a charge of $0.8 million related to separation agreements with two former members of our senior management team. Included in this amount are non-cash compensation charges of $0.4 million related to the acceleration of restricted common stock and stock options. We also recorded an additional $0.6 million of restructuring charges for the six month period ended March 31, 2004. This additional restructuring charge related to restructuring actions taken during the nine month period ended September 30, 2003.

Other Income (Expense), Net

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$0.3	$0.4	$(0.1)	(27.8)%
Percentage of total revenues:	0.6%	1.0%
Six months ended:	(0.6)	$0.5	$(1.1)	221.7%
Percentage of total revenues:	(0.5)%	0.5%
      Interest income was $0.2 million for the three month period ended March 31, 2005, compared to $0.1 million for the comparable period in 2004. For the six month period ended March 31, 2005, interest income was $0.3 million, compared to $0.2 million for the comparable period in 2004. The increase in interest income was attributable to higher invested cash balances in fiscal year 2005.
      Interest expense increased to $0.5 million for the three month period ended March 31, 2005, compared to $0.1 million for the comparable period in 2004. This increase in interest expense is attributable to deferred installment payments of $17.5 million and $16.5 million, related to the current quarter acquisitions of Phonetic and ART, respectively. For the six month period ended March 31, 2005, interest expense was $0.6 million, compared to $0.5 million for the comparable period in 2004.

      Other income of $0.6 million for the three month period ended March 31, 2005 consisted primarily of $0.3 million of foreign currency gains, a $0.4 million gain on the settlement of litigation and a gain of $0.2 million on the liquidation of a forward exchange contract during the quarter. For the three month period ended March 31, 2004, other income consisted primarily of the receipt of $0.4 million in settlement of a previously written off receivable balance related to the Philips acquisition.
      For the six month period ended March 31, 2005, the Company had other expenses totaling $0.3 million, which consisted of foreign currency losses totaling $0.9 million offset by the gain on the forward exchange contract of $0.2 million. For the six month period ended March 31, 2004, other expenses consisted primarily of the receipt of $0.4 million related to the Phillips acquisition-related settlement, and $0.2 million in other foreign currency gains.

Income Taxes

	March 31,	March 31,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$(0.1)	$0.3	$(0.4)	(139.1)%
Percentage of total revenues:	(0.2)%	0.7%
Six months ended:	$2.0	$(0.4)	$2.4	538.6%
Percentage of total revenues:	1.7%	(0.5)%
      The tax provision benefit for the three months ended March 31, 2005 reflects the excess of the amount obtained by applying the Company’s expected effective tax rate for the fiscal year to its income before taxes for the six month period ended March 31, 2005 over the provision for income taxes reported for the three months ended December 31, 2004. The expected effective tax rate for the fiscal year increased from approximately 40% to 47.6% during the quarter ended March 31, 2005, primarily to reflect an expected increase in the valuation allowance that is maintained by the Company with respect to its deferred tax assets. For the six months ended March 31, 2005, the provision for income taxes consists primarily of foreign taxes relating to international operations and state and federal deferred tax liabilities.
Liquidity and Capital Resources
      As of March 31, 2005, we had cash and cash equivalents of $25.9 million, marketable securities of $2.7 million, long term marketable securities of $1.2 million and a net working capital deficit of $(29.3) million as compared to cash and cash equivalents of $23.0 million, marketable securities of $7.4 million, long term marketable securities of $17.4 million and net working capital of $27.9 million at September 30, 2004.
      Net cash provided by operating activities for the six month period ended March 31, 2005 was $15.5 million, compared to $4.9 million for the comparable period in 2004. Cash provided by operations for the six month period ended March 31, 2005 came primarily from income from operations, after adjustments for non-cash amortization, depreciation, and stock based compensation. In addition, a decrease in prepaid expenses and other current assets, an increase in accounts payable and accrued liabilities, and a decrease in the deferred tax provision also provided positive cash flow from operations. These cash flows were offset by an increase in accounts receivable and other assets, and a decrease in other liabilities. Cash provided by operations in the six month period ended March 31, 2004 came primarily from income from operations, after adjustments for non-cash amortization, depreciation and stock based compensation, which was offset by an increase in accounts receivable, a decrease in accounts payables, and a foreign exchange loss.
      Net cash used by investing activities for the six month period ended March 31, 2005 was $14.4 million, compared to net cash provided by investing activities of $2.0 million for the comparable period in 2004. Net cash used by investing activities during 2005 was primarily related to the ART, Phonetic, and Rhetorical acquisition-related payments of $10 million, $17.5 million, and $5.4 million, respectively. In addition, other acquisition related payments of $0.8 million and capital expenditures of $1.7 million contributed to the cash outflow from investing activities. These cash flows were offset by $21.0 million of gross sales and maturities of marketable securities. During the period, no short-term or long-term marketable securities were purchased.

Net cash provided from investing activities for the six month period ended March 31, 2004 consisted of $3.7 million of cash received related to acquisitions and $0.6 million of gross sales and maturities of marketable securities, which was offset by capital expenditures of $2.2 million.
      Net cash provided by financing activities for the six month period ended March 31, 2005 was $0.9 million, compared to net cash used of $4.4 million for the comparable period in 2004. Net cash provided by financing activities during 2005 was primarily related to $1.4 million of cash received from the issuance of common stock in connection with employee stock compensation plans. This was offset by $0.2 million of purchases of treasury shares on net option exercises and payments of $0.3 million on outstanding equipment lines of credit. Net cash used by financing activities during the six month period ended March 31, 2004 was primarily related to the payment of $6.9 million of Philips related acquisition liabilities. In addition, $1.3 million of offering costs associated with the issuance of common stock in our underwritten public offering, $1.1 million for the purchase of treasury shares, $0.4 million in payment to the former Caere President and CEO in connection with the settlement of the non-competition and consulting agreement, and $0.5 million on outstanding equipment lines of credit contributed to the cash outflow from financing activities. These disbursements were offset by proceeds of $6.2 million from the issuance of common stock in connection with employee stock compensation plans.
      Although we generated $15.5 million and $4.9 million of cash from operations during the six month period ended March 31, 2005 and 2004, respectively, and exited the period ended March 31, 2005 with a cash and cash equivalents balance of $25.9 million and marketable securities of $3.9 million, there can be no assurance that we will be able to continue to generate cash from operations or secure additional equity or debt financing if required. We sustained recurring losses from operations in each reporting period through December 31, 2001. While we reported net income of $2.1 million for the six month period ended March 31, 2005, we reported net losses of $(1.0) million, $(9.4) million, and $(5.5) million for the three month period ended March 31, 2005, the nine month period ended September 30, 2004, and the fiscal year ended December 31, 2003, respectively. We had an accumulated deficit of $(159.7) million at March 31, 2005.
      In connection with the Philips Speech Processing Telephony and Voice Control Business Unit acquisition we issued a $27.5 million, zero interest convertible debenture due January 2006. Additionally, in connection with the SpeechWorks acquisition we acquired certain long-term lease obligations that begin to come due in the next 12-24 months. In connection with the ART acquisition, we paid approximately $10.0 million at closing and agreed to pay $16.5 million in December 2005. In connection with the Phonetic acquisition, we paid $17.5 million at closing, and agreed to (i) pay $17.5 million 24 months after closing, (ii) make contingent payments of up to an additional $35.0 million in cash, in 2006 through 2008, if at all, upon the achievement of certain performance targets, and (iii) issued unvested warrants to purchase 750,000 shares of our common stock that will vest, if at all, upon the achievement of certain performance targets. The cash consideration for these acquisitions is expected to be provided by existing cash, marketable securities, cash generated from operations, or debt or equity offerings.
      We believe that cash flows from future operations in addition to cash and marketable securities on hand will be sufficient to meet our working capital, investing, financing and contractual obligations, including the debt obligation issued in connection with the Philips acquisition, lease obligations assumed in the SpeechWorks acquisition, cash obligations related to the Art and Phonetic acquisitions and cash obligations related to the Nuance acquisition, as they become due for the foreseeable future. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenues, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on less than favorable terms.

      The following table outlines our contractual payment obligations as of March 31, 2005:

	Payments Due By Period

		Less Than	2-3	4-5	More Than
Contractual Obligations(1)	Total	1 Year	Years	Years	5 Years

	(In thousands)
Philips Convertible debenture	$27,524	$27,524	$—	$—	$—
Deferred payments for technology license	2,825	2,825	—	—	—
Phonetic acquisition-related payment	15,803	—	15,803	—	—
ART acquisition-related payment	16,414	16,414	—	—	—
Operating leases	57,624	8,336	12,167	11,182	25,939
Equipment line of credit	337	337	—	—	—
Standby letters of credit	1,354	242	58	58	996
Royalty commitments	631	435	108	20	68
Purchase commitments	1,124	1,124	—	—	—
Imputed interest	1,697	—	1,697	—	—

Total contractual cash obligations	$125,333	$57,237	$29,833	$11,260	$27,003

      On January 21, 2005, the Company, as tenant, entered into a lease with Wayside Realty Trust (“Wayside”), as landlord (the “Lease”). Pursuant to the lease, the Company will lease 88,423 square feet of office space, in Burlington, MA, for an initial term of ten years beginning on June 1, 2005. Rent payments will be paid monthly and in advance. The lease provides for escalating rent payments, which the Company will record as rent expense on a straight line basis over the term of the lease. Under the terms of the Lease, the Company is also required to pay utilities, property taxes, and other operating and maintenance expenses relating to the leased facilities. As a security deposit for the Company’s obligations under the Lease, in April 2005, the Company delivered to Wayside a letter of credit in the amount of $3.3 million. On each successive anniversary of the term commencement date, the letter of credit will be reduced by 10% until the security deposit total has been reduced to $1.8 million. On the eighth anniversary of the term commencement date, the security deposit will be reduced to $1.3 million, and shall continue as such throughout the remainder of the lease term. The contractual payments have been included within the commitments and contingencies table.
      Through March 31, 2005, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.
      Please see footnote 14 of the Notes to Consolidated Financial Statements, subsequent events, for discussion on the Warburg Pincus equity investment and Nuance Communications Inc. acquisition.
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
      On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 3.5 million euros of intercompany receivables from our Belgium subsidiary. The contract had a one year term that expired on November 1, 2004. On November 1, 2004, we renewed this forward hedge contract; the renewed contract had a one-year term expiring on November 1, 2005; however it was cancelable at our discretion. In February 2005, the Company liquidated the contract, and recognized a gain of $0.2 million for the three month period ended March 31, 2005.
      As of March 31, 2005, we had no outstanding forward exchange contracts.
      With our increased international presence in a number of geographic locations and with international, revenues projected to increase in fiscal 2005, we are exposed to changes in foreign currencies including the euro, Canadian dollar, Japanese yen, Israeli New Shekel, and the Hungarian forint. Changes in the value of the euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenues and operating results.
Recent Accounting Pronouncements
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however certain elements of SFAS No. 150 have been indefinitely deferred. The adoption of the provisions of SFAS No. 150, not deferred, did not have a material impact on our financial position or results of operations and we do not expect the adoption of the deferred elements of SFAS No. 150 to have a material impact on our financial position or results of operations.
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R was originally effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005, however SFAS No. 123R has been deferred. SFAS No. 123R is now effective for the first fiscal year beginning after June 15, 2005. As a result, the new standard will be effective, upon us, beginning October 1, 2005. We have not yet completed our evaluation but we expect the adoption to have a material effect on our consolidated financial statements.
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

•	slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

•	volume, timing and fulfillment of customer orders;

•	rapid shifts in demand for products given the highly cyclical nature of the retail software industry;

•	the loss of, or a significant curtailment of, purchases by any one or more of our principal customers;

•	concentration of operations with one manufacturing partner and ability to control expenses related to the manufacture, packaging and shipping of our boxed software products;

•	customers delaying their purchasing decisions in anticipation of new versions of products;

•	customers delaying, canceling or limiting their purchases as a result of the threat or results of terrorism;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers, where purchases tend to slow in the fourth fiscal quarter;

•	reduction in the prices of our products in response to competition or market conditions;

•	returns and allowance charges in excess of recorded amounts;

•	timing of significant marketing and sales promotions;

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

•	increased expenditures incurred pursuing new product or market opportunities;

•	inability to adjust our operating expenses to compensate for shortfalls in revenue against forecast; and

•	general economic trends as they affect retail and corporate sales.
      Due to the foregoing factors, among others, our revenue and operating results are difficult to forecast. Our expense levels are based in significant part on our expectations of future revenue, and we may not be able to reduce our expenses quickly enough to respond to a shortfall in projected revenue. Therefore, our failure to meet revenue expectations could seriously harm our operating results, financial condition and cash flows.
      We have grown, and may continue to grow, through acquisitions, which could dilute our existing shareholders and could involve substantial integration risks. As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions that would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Furthermore, our acquisition of the speech and language technology operations of Lernout & Hauspie Speech Products N.V. and certain of its affiliates, including L&H Holdings USA, Inc. (collectively, L&H), our acquisition of the Speech Processing Telephony and Voice Control business units from Philips, our acquisition of SpeechWorks International, Inc., our acquisition of LocusDialog, Inc., and our acquisition of Telelogue, Inc. required substantial integration and management efforts. Our recently completed acquisitions of Rhetorical Systems Ltd., ART Advanced Recognition Technologies, Inc. and Phonetic Systems, Ltd., and our pending acquisition of Nuance Communications will likely pose similar, and potentially greater, challenges. Acquisitions of this nature involve a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses, including different and complex accounting and financial reporting systems;

•	potential disruption of our ongoing business and distraction of management;

•	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired company.
      As a result of these and other risks, we may not realize anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business.
      We have a history of operating losses, and we may incur losses in the future, which may require us to raise additional capital on unfavorable terms. We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported a net loss of $(1.0) million for the three month period ended March 31, 2005, net income of $2.1 million for the six month period ended March 31, 2005, and net losses of $(9.4) million and $(5.5) million for the nine month period ended September 30, 2004 and the twelve month period ended December 31, 2003, respectively. We had an accumulated deficit of $(159.7) million at March 31, 2005. If we are unable to maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenues will grow or that we will maintain profitability in the future. If we do not maintain profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
      Historically, a small number of product areas have generated a substantial portion of our revenues. Sales of our dictation, document and PDF conversion products and our digital paper management products represented approximately 23%, 18% and 8%, of our revenue, respectively, for the three month period ended March 31, 2005, as compared to 18%, 31% and 8%, respectively, for the comparable period in 2004. For the six month period ended March 31, 2005, sales of our dictation, document and PDF conversion products and our digital paper management products represented approximately 22%, 13% and 10%, of our revenue, respectively, as compared to 19%, 27% and 8%, respectively, for the comparable period in 2004. A significant reduction in the revenue contribution in absolute dollars from these product areas could seriously harm our business, results of operations, financial condition, cash flows and stock price.
      We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and Ingram Micro, to distribute many of our products, and any adverse change in our relationship with such partners may adversely impact our ability to deliver products. Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and Ingram Micro to serve this network of channel partners. For the three month periods ended March 31, 2005 and 2004, one distribution and fulfillment partner, Ingram Micro, accounted for 13% and 14% of our consolidated revenue, respectively. For the six month period ended March 31, 2005, Ingram Micro accounted for 12% of our consolidated net revenues, as compared to the same period in 2004 when two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 14% and 11% of consolidated net revenues, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our ability to deliver products, and hence our results of operations in the short term. Any prolonged disruption for which we are unable to arrange alternative fulfillment capabilities could have a more sustained adverse impact on our results of operations.
      A significant portion of our accounts receivable is concentrated among our largest customers, and non-payment by any of them would adversely affect our financial condition. Although we perform ongoing credit evaluations of our distribution and fulfillment partners’ financial condition and maintain reserves for potential credit losses, we do not require collateral or other form of security from our major customers to secure payment. While, to date, losses due to non-payment from customers have been within our expectations, we cannot assure you that instances or extent of non-payment will not increase in the future. At March 31, 2005 and September 30, 2004, no one customer represented 10% of our net accounts receivable. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.
      Speech technologies may not achieve widespread acceptance by businesses, which could limit our ability to grow our speech business. We have invested and expect to continue to invest heavily in the acquisition, development and marketing of speech technologies. The market for speech technologies is relatively new and rapidly evolving. Our ability to increase revenue in the future depends in large measure on acceptance of speech technologies in general and our products in particular. The continued development of the market for our current and future speech solutions will also depend on the following factors:

•	consumer demand for speech-enabled applications;

•	development by third-party vendors of applications using speech technologies; and

•	continuous improvement in speech technology.
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
      The failure to successfully implement, upgrade and deploy in a timely and effective manner new information systems and upgrades of our finance and accounting systems to address certain issues identified in connection with our fiscal 2004 year-end audit could harm our business. In connection with their audit of our 2004 consolidated financial statements, BDO Seidman, LLP, our independent registered public accounting firm advised management and our Audit Committee of the following significant deficiencies which do not individually or in the aggregate raise to the level of material weakness: The Company lacks the necessary corporate accounting resources to ensure consistently complete and accurate reporting of financial information which, when combined with the Company’s need to realign and cross-train current finance and accounting personnel, has led to a dependence on key personnel in the organization, the loss of whom could impair the Company’s ability to ensure consistently complete and accurate financial reporting. In certain circumstances the Company’s accounting transactions, including related judgments and estimates, were not always supported in a timely manner by a sufficiently formal processes or sufficiently comprehensive documentation.
      In the third quarter of 2003, we commenced our Section 404 of the Sarbanes-Oxley Act compliance efforts. During 2004, we deployed Oracle 11i to process and report all of our general accounting functions in our three major locations (Peabody, Massachusetts, Belgium and Hungary). During 2005, we are implementing additional modules to continue to enhance the functionality of our Oracle implementation. We are also currently in the process of augmenting current processes, repositioning current finance and accounting personnel and recruiting additional personnel to ensure consistently complete and accurate reporting of financial information and to reduce our dependence on key personnel in our finance and accounting organization. We currently expect these efforts to extend into the second half of fiscal 2005. While we believe that these actions will address the conditions raised by BDO Seidman, LLP, we have been and will continue to be required to devote substantial resources to these activities during 2005. Failure to successfully implement these systems or formalize and document these processes and controls in a timely, effective and efficient manner could result in the disruption of our operations, our inability to comply with our Sarbanes-Oxley obligations and the inability to report our financial results in a timely manner, particularly given the added requirements associated with the integration of our recently completed acquisitions of Telelogue, Inc., Rhetorical Systems Ltd., ART Advanced Recognition Technologies, Inc. and Phonetic Systems Ltd., and our pending acquisition of Nuance Communications, Inc., further accelerated filing deadlines mandated by the SEC and the requirements of Section 404 of the Sarbanes-Oxley Act.
      A significant portion of our revenue is derived from sales in Europe and Asia. Our results could be harmed by economic, political, regulatory and other risks associated with these and other international regions. Since we license our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. For the three month periods ended March 31, 2005 and 2004, reported international revenues represented 36% and 33% of our consolidated revenue, respectively. For the six month periods ended March 31, 2005 and 2004, reported international revenues represented 35% and 32% of our consolidated revenue, respectively. Most of these international revenues are generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with the Philips acquisition, we added an additional research and development location in Germany, and in connection with the acquisition of Locus Dialog, we added an additional research and development location in

Montreal, Canada. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

•	changes in a specific country’s or region’s economic conditions;

•	geopolitical turmoil, including terrorism and war;

•	trade protection measures and import or export licensing requirements imposed by the United States or by other countries;

•	compliance with foreign and domestic laws and regulations;

•	negative consequences from changes in applicable tax laws;

•	difficulties in staffing and managing operations in multiple locations in many countries;

•	difficulties in collecting trade accounts receivable in other countries; and

•	less effective protection of intellectual property.
      We are exposed to fluctuations in foreign currency exchange rates. Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations on intercompany balances with our foreign subsidiaries. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Hedges are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenues projected to increase in fiscal 2005, we are exposed to changes in foreign currencies including the euro, Canadian dollar, Japanese yen, Israeli New Shekel, and the Hungarian forint. Changes in the value of the euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenues and operating results.
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
      Third parties have claimed and may claim in the future that we are infringing their intellectual property, and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful. From time to time, we are subject to claims that we or our customers may be infringing or contributing to the infringement of the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property is costly and time-consuming and diverts the attention of our management and key personnel from our business operations. In the event of a claim of intellectual property infringement, we may be required to enter into costly royalty or license agreements. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop and sell our products.
      On September 9, 2004, BIS Advanced Software Systems, Ltd. (“BIS”) filed an action against us in the United States District Court for the District of Massachusetts claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, BIS alleges that the Company is infringing United States Patent No. 6,401,239 entitled “System and Method for Quick Downloading of Electronic Files.” We filed an Answer and Counterclaims on December 22, 2004. We believe this claim has no merit, and we intend to defend the action vigorously.
      On August 5, 2004, Compression Labs, Inc. filed an action against us in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Compression Labs alleges that we are infringing United States Patent No. 4,698,672 entitled “Coding System for Reducing Redundancy.” We believe this claim has no merit, and we intend to defend the action vigorously.
      On July 15, 2003, Elliott Davis (“Davis”) filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. In addition, on November 26, 2003, Davis filed an action against ScanSoft in the United States District Court for the Western District for New York (Buffalo) also claiming patent infringement. Damages are sought in an unspecified amount. SpeechWorks filed an Answer and Counterclaim to Davis’s Complaint in its case on August 25, 2003 and ScanSoft filed an Answer and Counterclaim to Davis’s Complaint in its case on December 22, 2003. We believe these claims have no merit, and we intend to defend the actions vigorously.
      On November 27, 2002, AllVoice Computing plc filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that we are infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed” (the “273 Patent”). The “273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although we have several products in the speech recognition technology field, we believe that our products do not infringe the “273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. We filed an Answer on December 23, 2002. On January 4, 2005, the case was transferred to a new judge of the United States District Court for the Southern District of Texas for administrative reasons. The new judge placed the action on an accelerated track and set a trial date for later this year. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

Risks Related to Our Corporate Structure, Organization and Common Stock
      The holdings of our two largest stockholders may enable them to influence matters requiring stockholder approval. On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. As of March 31, 2005, Warburg Pincus beneficially owned approximately 11.5% of our outstanding common stock, including warrants exercisable for up to 3,025,732 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. On May 5, 2005, ScanSoft entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and ScanSoft agreed to sell an aggregate of 3,537,736 shares of ScanSoft common stock for an aggregate purchase price of $15,000,000.64, and warrants to purchase an aggregate of 863,236 shares of ScanSoft common stock for an aggregate purchase price of $107,904.50. On May 9, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. In a separate transaction, ScanSoft also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and ScanSoft agreed to sell an aggregate of 14,150,943 shares of ScanSoft common stock for an aggregate purchase price of $59,999,998.32 and warrants to purchase an aggregate of 3,177,570 shares of ScanSoft common stock. The closing of the Stock Purchase Agreement is conditioned upon, among other things, the simultaneous closing of the Nuance merger and stockholder approval. Wellington Management Co., LLP (“Wellington”) is our second largest stockholder, owning approximately 10.14% of our common stock as of April 30, 2005. Because of their large holdings of our capital stock relative to other stockholders, Warburg Pincus and Wellington, acting individually or together, have a strong influence over matters requiring approval by our stockholders.
      The market price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price historically has been and may continue to be volatile. Various factors contribute to the volatility of our stock price, including, for example, quarterly variations in our financial results, new product introductions by us or our competitors and general economic and market conditions. While we cannot predict the individual effect that these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources.
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
      We have implemented anti-takeover provisions, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders. Provisions of our certificate of incorporation, bylaws and Delaware law, as well as other organizational documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	a preferred shares rights agreement;

•	authorized “blank check” preferred stock;

•	prohibiting cumulative voting in the election of directors;

•	limiting the ability of stockholders to call special meetings of stockholders;

•	requiring all stockholder actions to be taken at meetings of our stockholders; and

•	establishing advance notice requirements for nominations of directors and for stockholder proposals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity
      The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions, assets and liabilities are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the Euro, Canadian Dollar, Japanese Yen, Israeli New Shekel, and Hungarian forint that are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. These exposures may change over time as business practices evolve. We evaluate our foreign currency exposures on an ongoing basis and make adjustments to our foreign currency risk management program as circumstances change.
      Based on currency exposures existing at March 31, 2005, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at March 31, 2005, there were no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.
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
      On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 7.5 million Singapore dollars of intercompany receivables from our Singapore subsidiary. The original contract expired on January 30, 2004, but was extended to October 29, 2004. The contract was not extended and thereby terminated on October 29, 2004. We realized a loss of approximately $0.2 million.

      On November 3, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 3.5 million euros of inter-company receivables from our Belgian subsidiary to the United States. The contract had a one-year term that expired on November 1, 2004. On November 1, 2004, we renewed this forward hedge contract. The renewed contract has a one year term expiring on November 1, 2005. This contract was terminated on February 4, 2005. The realized loss from this transaction was $0.5 million.
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

Interest Rate Sensitivity
      We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, Agency and US Government obligations with a weighted average maturity of 127 days. These available-for-sale securities are subject to interest rate risk. However, a 10% change in benchmark interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity.
      At March 31, 2005, we held $25.9 million of cash and cash equivalents, $2.7 million of short-term marketable securities and $1.2 million of long-term marketable securities.

Item 4.	Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
      In connection with their audit of our 2004 consolidated financial statements, BDO Seidman, LLP, our independent registered public accounting firm, advised management and our Audit Committee of the following significant deficiencies which did not individually or in the aggregate raise to the level of material weakness: The Company lacks the necessary corporate accounting resources to ensure consistently complete and accurate reporting of financial information which, when combined with the Company’s need to realign and cross-train current finance and accounting personnel, has led to a dependence on key personnel in the organization, the loss of whom could impair the Company’s ability to ensure consistently complete and accurate financial reporting. In certain circumstances the Company’s accounting transactions, including related judgments and estimates, were not always supported in a timely manner by a sufficiently formal processes or sufficiently comprehensive documentation.
      In the third quarter of 2003, we commenced our Section 404 compliance efforts. During 2004, we deployed Oracle 11i to process and report all of our general accounting functions in our three major locations (Peabody, Massachusetts, Belgium and Hungary). During 2005, we are implementing additional modules to continue to enhance the functionality of our Oracle implementation. We are also currently in the process of augmenting current processes, repositioning current finance and accounting personnel and recruiting additional personnel to ensure consistently complete and accurate reporting of financial information and to reduce our dependence on key personnel in our finance and accounting organization. We currently expect these efforts to extend into the second half of fiscal 2005. We believe that these efforts will address the conditions raised by BDO Seidman, LLP.
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
      None, other than as previously reported in a Current Report on Form 8-K filed with the SEC on March 17, 2005.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      On March 14, 2005, the Company held its Annual Meeting of Stockholders. At such meeting the following actions were voted upon:

(a) To elect a Board of eight (8) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified:

Director	Votes For	Withheld

Paul A. Ricci	80,463,990	16,721,214
Mark B. Myers	90,503,093	6,682,111
Katharine A. Martin	88,885,971	8,299,233
Robert G. Teresi	88,802,860	8,382,344
Robert J. Frankenberg	80,420,584	16,764,620
Robert M. Finch	90,567,660	6,617,544
John C. Freker, Jr.	88,617,314	8,567,890
William H. Janeway	91,343,087	5,842,117

(b) To approve the amended and restated 2000 Stock Option Plan to increase shares reserved thereunder to 11,750,000:

Votes For	Votes Against	Abstained	Broker Non-Votes

43,190,211	21,483,537	241,170	32,270,286

(c) To approve the amended and restated 1995 Directors’ Stock Option Plan to increase shares reserved thereunder to 1,320,000, and extend the term of the plan to March 14, 2015:

Votes For	Votes Against	Abstained	Broker Non-Votes

44,163,374	20,498,388	253,156	32,270,286

(d) To ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2005:

Votes For	Votes Against	Abstained

95,843,871	565,753	775,580

Item 5.	Other Information
      None.

Item 6.	Exhibits
      The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, State of Massachusetts, on May 10, 2005.

Scansoft, Inc.

By:	/s/ James R. Arnold, Jr.

James R. Arnold, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger, dated as of November 14, 2004, by and among ScanSoft, Write Acquisition Corporation, ART Advanced Recognition Technologies, Inc., and with respect Article I, Article VII and Article IX only, Bessemer Venture Partners VI, LP, as stockholder representative.
2	.2(1)	Agreement and Plan of Merger, dated as of November 15, 2004, by and among Phonetic Systems, LTD., Phonetics Acquisition LTD., ScanSoft, and Magnum Communications Fund L.P., as stockholder representative.
3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.
3	.2(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.
3	.3(4)	Amended and Restated Bylaws of the Registrant.
10	.1**	2005 Severance Benefit Plan for Executive Officers
10	.2**	Officer Short-term Disability Plan
10	.3**	Fiscal Year 2005 Performance Bonus Program
10.4		Sixth Loan Modification Agreement, effective as of March 29, 2005, between the Registrant and Silicon Valley Bank
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
32.1		Certification Pursuant to 18 U.S.C. Section 1350.

**	Denotes Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2004.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the Commission on May 11, 2001.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 15, 2004.