Form 10-Q
period 2005-06-30
SCANSOFT INC
filed 2005-08-09
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-27038
SCANSOFT, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3156479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1 Wayside Road
Burlington, MA 01803
(Address of principal executive office)
Registrant’s telephone number, including area code:
781-565-5000
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐
      112,269,009 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of July 31, 2005.

SCANSOFT, INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED JUNE 30, 2005

SCANSOFT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,588	$22,963
Marketable securities	3,751	7,373
Accounts receivable, less allowances of $13,247 and $11,308, respectively (Note 3)	49,917	36,523
Inventory	513	373
Prepaid expenses and other current assets	6,695	6,256

Total current assets	83,464	73,488
Long-term marketable securities	—	17,355
Goodwill	309,220	246,424
Other intangible assets, net	53,719	43,898
Property and equipment, net	10,760	7,985
Other assets	5,972	3,503

Total assets	$463,135	$392,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,170	$8,018
Accrued compensation	9,788	7,407
Accrued expenses (Note 6)	14,875	12,710
Deferred revenue	12,599	10,529
Note payable (Note 8)	27,830	457
Deferred payment obligation for technology license	—	2,760
Deferred acquisition payment (Note 4)	16,414	—
Other current liabilities	5,340	3,667

Total current liabilities	99,016	45,548
Deferred revenue	81	147
Long-term notes payable, net of current portion (Note 8)	36	27,700
Deferred tax liability	2,905	2,123
Deferred acquisition payment (Note 4)	15,880	—
Other liabilities	15,452	15,390

Total liabilities	133,370	90,908

Commitments and contingencies (Notes 4, 8 and 9)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 280,000,000 shares authorized; 115,061,122 and 108,604,686 shares issued and 112,259,688 and 105,833,181 shares outstanding, respectively	115	109
Additional paid-in capital	503,759	476,206
Treasury stock, at cost (2,801,434 and 2,771,505 common shares, respectively)	(11,176)	(11,071)
Deferred compensation	(5,627)	(5,465)
Accumulated other comprehensive loss	(2,415)	(843)
Accumulated deficit	(159,522)	(161,822)

Total stockholders’ equity	329,765	301,745

Total liabilities and stockholders’ equity	$463,135	$392,653

The accompanying notes are an integral part of these consolidated financial statements.

SCANSOFT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Product licenses	$40,387	$34,648	$125,150	$101,968
Professional services	16,427	11,436	45,355	29,446
Related parties	—	43	—	4,359

Total revenues	56,814	46,127	170,505	135,773

Costs and Expenses:
Cost of revenue:
Cost of product licenses(1)	4,352	3,541	14,335	11,586
Cost of professional services(1)	10,663	7,939	29,933	20,576
Cost of revenue from amortization of intangible assets	1,752	2,805	7,260	8,656

Total cost of revenue	16,767	14,285	51,528	40,818

Gross margin	40,047	31,842	118,977	94,955

Operating expenses:
Research and development(1)	9,988	8,611	29,224	26,698
Sales and marketing(1)	18,667	16,096	56,793	50,447
General and administrative(1)	7,237	5,489	20,496	15,114
Amortization of intangible assets	1,083	635	2,731	2,154
Stock-based compensation expense	580	530	1,934	1,024
Restructuring and other charges, net	2,080	—	2,739	1,428

Total operating expenses	39,635	31,361	113,917	96,865

Income (loss) from operations	412	481	5,060	(1,910)
Other income (expense):
Interest income	167	154	474	387
Interest expense	(438)	(106)	(1,004)	(592)
Other income (expense), net	379	(254)	72	464

Income (loss) before income taxes	520	275	4,602	(1,651)
Provision for income taxes	360	685	2,303	242

Net income (loss)	$160	$(410)	$2,299	$(1,893)

Net income (loss) attributable to common shareholders, basic	$112	$(410)	$2,097	$(1,893)

Net income (loss) attributable to common shareholders, diluted	$112	$(410)	$2,101	$(1,893)

Net income (loss) per common share, basic and diluted	$0.00	$(0.00)	$0.02	$(0.02)

Weighted average common shares outstanding, basic	108,713	103,881	106,414	102,099

Weighted average common shares outstanding, diluted	116,417	103,881	114,029	102,099

(1) Excludes stock-based compensation expense as follows:
Cost of product licenses	$4	$—	$9	$—
Cost of professional services	25	40	80	60
Research and development	(97)	94	67	137
Sales and marketing	199	161	560	262
General and administrative	449	235	1,218	565

	$580	$530	$1,934	$1,024

The accompanying notes are an integral part of these consolidated financial statements.

SCANSOFT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,

	2005	2004

Cash flows from operating activities
Net income (loss)	$2,299	$(1,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,363	2,817
Amortization of intangible assets	9,991	10,810
Accounts receivable allowances	634	1,069
Non-cash portion of restructuring charges	—	20
Stock-based compensation, including restructuring portion	1,934	1,420
Foreign exchange loss	(966)	(846)
Non-cash interest expense	638	111
Deferred tax provision	782	256
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,854)	(6,184)
Inventory	428	554
Prepaid expenses and other current assets	1,764	519
Other assets	(1,650)	(125)
Accounts payable	1,944	1,509
Accrued expenses	(346)	(5,803)
Other liabilities	(2,171)	(387)
Deferred revenue	(246)	1,225

Net cash provided by operating activities	8,544	5,072

Cash flows from investing activities
Capital expenditures for property and equipment	(3,826)	(3,541)
Cash received (paid) for acquisitions, including transaction costs	(43,196)	1,035
Gross sales and maturities of marketable securities	21,070	(21,848)

Net cash used in investing activities	(25,952)	(24,354)

Cash flows from financing activities
Settlement of acquisition related liabilities	—	(6,940)
Payment of note payable and deferred acquisition payments	(382)	(795)
Purchase of treasury stock	—	(1,062)
Payments under deferred payment agreement	(207)	(820)
Deferred payment for licensing agreements	—	(2,800)
Proceeds from issuance of common stock warrants	—	625
Proceeds from issuance of common stock, net of issuance costs	15,107	(1,272)
Proceeds from issuance of common stock under employee stock-based compensation plans	1,955	7,296

Net cash provided by (used in) financing activities	16,473	(5,768)

Effects of exchange rate changes on cash and cash equivalents	560	213

Net increase in cash and cash equivalents	(375)	(24,837)
Cash and cash equivalents at beginning of period	22,963	47,485

Cash and cash equivalents at end of period	$22,588	$22,648

The accompanying notes are an integral part of these consolidated financial statements.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      The accompanying consolidated financial statements of ScanSoft, Inc. (the “Company” or “ScanSoft”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2005, the results of operations for the three and nine month periods ended June 30, 2005 and 2004, and cash flows for the nine month periods ended June 30, 2005 and 2004. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Transition Report on Form 10-K/ T for the nine month transition period ended September 30, 2004 filed with the Securities and Exchange Commission on January 6, 2005. The results for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005, or any future period.

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

Foreign Currency Translation
      ScanSoft transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency except for the Company’s subsidiary in Budapest, Hungary for which the functional currency is the U.S. dollar. Non-functional currency monetary balances are re-measured into

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the functional currency of the subsidiary with any related gain or loss recorded in Other income (expense), net in the accompanying Consolidated Statements of Operations.
      Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each month during the fiscal year. The effects of foreign currency translation adjustments are included in Stockholders’ Equity as a component of Accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.
      The Company reported in Other income (expense), net foreign currency transaction and other translation gains (losses) totaling $0.5 million and $(0.2) million for the three and nine month periods ended June 30, 2005, respectively. Net foreign currency transaction and other translation gains were $(0.1) million and $0.3 million for the three and nine month periods ended June 30, 2004, respectively.

Foreign Currency Risk Management
      The Company may enter into forward contracts to hedge against foreign currency fluctuations. These contracts are used to reduce the Company’s risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation. Hedges of underlying exposures are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts representing cash flow hedges qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. Gains and losses on forward exchange contracts that qualify for hedge accounting are recognized as other comprehensive income (loss) in stockholders’ equity, along with the associated losses and gains on the hedged item. As the terms of the forward exchange contract and underlying exposure are matched generally at inception, hedging effectiveness is calculated by comparing the change in fair value of the contract to the change in fair value of the underlying exposure. To date the Company has not incurred any significant gains or losses associated with hedge ineffectiveness. As of June 30, 2005, the Company had no forward exchange contracts outstanding.

Revenue Recognition
      The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction Type and Certain Performance Type Contracts, the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor (Including a Reseller of the Vendors Products), Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition when Right of Return Exists, and EITF Issue No. 01-14, Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred.
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
      Certain distributors and value-added resellers (“VAR”) have been granted rights of return for as long as the distributors or VARs hold the inventory. The Company has not aggregated and analyzed historical returns from distributors and resellers to form a basis in order to estimate the future sales returns by distributors and resellers. As a result, the Company recognizes revenue from sales to these distributors and resellers when the

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
distributors and resellers have sold products through to retailers and end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable for the sales price of all inventories subject to return.
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
      Other professional services, which are not considered essential to the functionality of the software are limited and primarily include training and feasibility studies, which are recognized as revenue when the related services are performed. When the Company provides software support and maintenance services, it recognizes the revenue ratably over the term of the related contracts, typically one year.
      The Company may sell, under one contract or related contracts, software licenses, custom software applications, other services, and maintenance and support arrangements. The total contract value is attributed first to the maintenance and support arrangement, based on vendor specific objective evidence (“VSOE”) of its fair value and additionally based upon stated renewal rates. The remainder of the total contract value is then attributed to the software license and related professional services, which are typically recognized as revenue using the percentage-of-completion method. As a result, discounts inherent in the total contract value are attributed to the software license and related professional services. The Company may sell under one contract or related contracts, software licenses, a maintenance and support arrangement, and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on VSOE of their fair values. The remainder of the contract value is attributed to the software licenses, which are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met. As a result, discounts inherent in the total contract value are attributed to the software licenses.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The Company follows the guidance of EITF Issue No. 01-09, in determining whether consideration given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

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
      The Company follows the guidance of EITF Issue No. 01-14, and records reimbursements received for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, ground transportation, hotel stays, and out-of-town meals.

Cash Equivalents
      Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less at the date of acquisition. The Company invests primarily in commercial paper and money market funds. As of June 30, 2005, the Company did not have any cash amounts in escrow.

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

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
      Significant judgments and estimates are involved in determining the useful lives of intangible assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in the organization or the Company’s management reporting structure, as well as other events and circumstances, including but not limited to technological advances, future acquisitions, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater aggregation or disaggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. The Company regularly evaluates management reporting of its various operations to determine if it has separate identifiable segments. This could result in additional operating segments being identified in future periods. In turn, this could have a significant impact on the consolidated financial statements through accelerated amortization and/or impairment charges.

Research and Development Costs
      Costs incurred in the research and development of new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. The Company evaluates technological feasibility of its products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the related product. In the three and nine month periods ended June 30, 2005 and 2004, costs eligible for capitalization were not material.

Legal Expenses Incurred to Defend Patents
      The Company capitalizes external legal costs incurred in the defense of its patents if the Company believes that it is probable the future economic benefit of the patent will be increased. The Company monitors the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, writes off any capitalized costs in the period the change is determined. During the three and nine month periods ended June 30, 2005, the Company capitalized $0.9 million and $1.5 million of patent legal defense costs, respectively. As of June 30, 2005 and September 30, 2004, capitalized patent defense costs totaled $2.0 million and $0.5 million, respectively.

Capitalization of Internal Use Software Costs
      The Company capitalizes development costs of software for internal use pursuant to SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. As of June 30, 2005 and September 30, 2004, the Company had capitalized costs, net of accumulated depreciation, totaling $2.7 million and $2.3 million, respectively. These costs related to internal financial systems, of which a portion of the cost for modules not yet deployed have been included in construction in process.

Income Taxes
      Deferred tax amounts are determined through the application of the relevant tax rate(s) to temporary differences in the recorded values of balance sheet items for financial statement and tax return purposes. The relevant tax rate for a given temporary difference is the currently enacted tax rate (or effective tax rate if more than one tax rate is to be applied) that is expected to apply in the determination of the tax consequence of the temporary difference in the year it is expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of available evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized.
      The Company has maintained a valuation allowance with respect to all of its state and federal deferred tax assets. The Company monitors the realizable value of its tax assets as its profitability changes and as dictated by changes in tax laws or regulations. The Company’s income tax provisions and its assessment of the expected realizable values of its deferred tax assets involve significant judgments and estimates. If the Company in future years consistently generates taxable income it may be required to reduce, in whole or in part, its valuation allowance. Such a reduction could result in a material benefit to its results of operations in the period in which the benefit is determined. In no event, however, will a reduction of the valuation allowance that relates to either, (a) tax assets acquired in a business combination (e.g., net operating loss carryovers), or (b) to the tax benefit associated with stock-based compensation for which no financial statement expense was recognized serve to reduce the Company’s provision for income tax.
      The Company intends to permanently reinvest the earnings of its foreign subsidiaries and therefore does not provide for U.S. income taxes with respect to these amounts.

Comprehensive Income (loss)
      Comprehensive income (loss) for the three and nine month periods ended June 30, 2005 and 2004 consists of net income (loss), adjustments to stockholders’ equity for foreign currency translation adjustments, and net unrealized gains (losses) on marketable securities. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. The Company’s foreign currency translation adjustment has increased in the past year due to the acquisitions of B&G, Rhetorical, ART, and Phonetic. The functional currency of these companies is the local currency, and the translation of their financial statements into U.S. dollars results in a related adjustment to comprehensive income.
      Following is the Company’s comprehensive income (loss) (in thousands):

	Three Months
	Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income (loss)	$160	$(410)	$2,299	$(1,893)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,099)	(86)	(2,794)	(502)
Net unrealized gain (loss) on marketable securities	16	(230)	7	(230)

Other comprehensive income (loss)	(2,083)	(316)	(2,787)	(732)

Total comprehensive loss	$(1,923)	$(726)	$(488)	$(2,625)

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations. At June 30, 2005 and September 30, 2004, no customer represented greater than 10% of the Company’s net accounts receivable balance.

Fair Value Disclosures of Financial Instruments
      Financial instruments include cash equivalents, marketable securities, accounts receivable, and notes payable and are carried in the financial statements at amounts that approximate their fair value as of June 30, 2005 and September 30, 2004.

Marketable Securities
      The Company accounts for its marketable equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Beginning in April 2004, the Company began investing in short and long-term marketable securities to improve the yield on its investment portfolio. All of these investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of other comprehensive income (loss), net of tax. Realized gains and losses on sales of short-term and long-term investments, which have been included in results of operations, have not been material. During the three month period ended June 30, 2005, no short-term or long-term marketable securities were purchased or sold.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      All short-term and long-term marketable securities have been classified as available-for-sale securities as follows (in thousands):

		Net
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value

Balance at June 30, 2005
Classified as current assets:
Corporate notes	$3,797	$(46)	$3,751

Total	$3,797	$(46)	$3,751

Balance at September 30, 2004
Classified as current assets:
U.S. government agencies	$4,419	$(4)	$4,415
Corporate notes	2,967	(9)	2,958

Short-term marketable securities	7,386	(13)	7,373

Classified as long-term assets:
U.S. government agencies	2,055	(15)	2,040
Corporate bonds	15,427	(112)	15,315

Long-term marketable securities	17,482	(127)	17,355

Total	$24,868	$(140)	$24,728

Net Income (Loss) Per Share
      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on (i) the weighted average number of common shares outstanding, (ii) the assumed conversion of the Series B Preferred Stock, and (iii) the effect, when dilutive, of outstanding stock options, the convertible debenture, warrants, and unvested shares of restricted stock using the treasury stock method. For the three and nine month periods ended June 30, 2005 potentially dilutive common shares of 16,557,869 and 16,330,258, respectively, were excluded from the computation of net income per share because they were antidilutive. For the three and nine month periods ended June 30, 2004 all potentially dilutive common shares were excluded from the computation of net income per share, because they were antidilutive.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Below is a detailed computation of net income per share. As noted in Note 9, the Series B Preferred stock is a participating security, and accordingly, the Company has applied EITF Issue No. 03-06 Participating Securities and the Two-Class Method under FASB Statement No. 128 in computing net income (loss) per share for the three and nine month periods ended June 30, 2005 and 2004, respectively (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Basic:
Net income (loss)	$160	$(410)	$2,299	$(1,893)
Assumed distributions on 3,562 shares of participating convertible preferred stock	(48)	—	(202)	—

Net income (loss) attributable to common shareholders, basic	$112	$(410)	$2,097	$(1,893)

Weighted average common shares, basic	108,713	103,881	106,414	102,099

Net income (loss) per share, basic	$0.00	$(0.00)	$0.02	$(0.02)

Diluted:
Net income (loss)	$160	$(410)	$2,299	$(1,893)
Assumed distributions on 3,562 shares of participating convertible preferred stock	(48)	—	(198)	—

Net income (loss) attributable to common shareholders, diluted	$112	$(410)	$2,101	$(1,893)

Weighted average common shares, basic	108,713	103,881	106,414	102,099
Effect of dilutive securities:
Stock options	2,349	—	2,377	—
Convertible debentures, zero interest rate	4,587	—	4,587	—
Warrants	446	—	446	—
Unvested restricted stock	322	—	205	—

Weighted average common shares, diluted	116,417	103,881	114,029	102,099

Net income (loss) per share, diluted	$0.00	$(0.00)	$0.02	$(0.02)

      Stock options to purchase 5.6 million, and 4.9 million shares of common stock were not included in the calculation of diluted net loss per share for the three and nine month periods ended June 30, 2004, respectively, because they were antidilutive.
      Potential weighted-average common shares, including stock options, unvested restricted stock, unvested stock purchase units, preferred shares, convertible debt and warrants for the three and nine month periods ended June 30, 2004 were 9.6 million and 10.5 million shares, respectively. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for the period presented.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accounting for Stock-Based Compensation
      The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123. Deferred compensation is recorded for restricted stock granted to employees based on the fair value of the Company’s common stock at the date of grant and is amortized over the period in which the restrictions lapse. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.
      Had compensation expense for the Company’s employee stock-based compensation plans been determined based on fair market value at the grant dates, as prescribed by SFAS No. 123, the Company’s as reported and pro-forma net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income (loss) — as reported	$160	$(410)	$2,299	$(1,893)
Add back: Stock-based compensation included in net income (loss), as reported	580	530	1,934	1,024
Deduct: Stock-based employee compensation expense determined under the fair value-based-method	(2,950)	(3,265)	(8,446)	(9,386)

Net loss — pro forma	$(2,210)	$(3,145)	$(4,213)	$(10,255)

Net income (loss) per share — as reported: basic and diluted	$0.00	$(0.00)	$0.02	$(0.02)
Net loss per share — pro forma: basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.10)
Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R was originally effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005, however SFAS No. 123R was deferred and is now effective for the first fiscal year beginning after June 15, 2005. As a result, the new standard will be effective for the Company beginning October 1, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS No. 123R and SAB No. 107 and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro-forma disclosures under SFAS 123.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning October 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but does not expect it will have a material impact.
      In May 2005, the FAS issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated results of operations and financial condition, but does no expect it will have a material impact.

3.	Accounts Receivable
      Accounts receivable consist of the following:

	As of	As of
	June 30,	September 30,
	2005	2004

	(In thousands)
Accounts receivable	$42,584	$38,265
Unbilled accounts receivable	20,580	9,566

	63,164	47,831
Less — allowances	(13,247)	(11,308)

	$49,917	$36,523

      Unbilled accounts receivable primarily relate to revenues earned under royalty-based arrangements for which billing occurs in the month following receipt of the royalty report and to revenues earned under customer contracts accounted for under the percentage-of-completion method that have not yet been billed based on the terms of the specific arrangement.

4.	Acquisitions

Acquisition of MedRemote, Inc.
      On May 12, 2005, the Company acquired MedRemote, Inc. (“MedRemote”). MedRemote provides Web-based transcription processing and workflow systems that leverage speech recognition and integrate with existing healthcare information systems.
      The consideration consisted of an initial cash payment of $6.6 million, and 1,544,309 shares of ScanSoft common stock (valued at approximately $6.5 million in accordance with EITF Issue No. 99-12, Determina-

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
tion of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination). The total initial purchase price of approximately $13.3 million also includes estimated transaction costs of $0.2 million.
      The merger is a non-taxable event and has been accounted for as a purchase of a business.
      The preliminary purchase price allocation is as follows (in thousands):

Current assets	$2,301
Property and equipment	67
Identifiable intangible assets	2,520
Goodwill	8,887

Total assets acquired	13,775

Current liabilities assumed	(526)

$13,249

      Current assets acquired primarily relate to cash and accounts receivable. Current liabilities assumed primarily relate to accounts payable and taxes payable.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Core and completed technology	$1,090	7
Customer relationships	1,370	2-4
Non-compete agreements	60	3

	$2,520

      The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $8.9 million. In accordance with SFAS No. 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

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

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
transaction costs of $2.4 million, and the fair value of warrants of $0.4 million (valued using the Black-Scholes model assuming a life of 5 years) to purchase up to 750,000 shares of ScanSoft common stock (Note 9).
      The merger is a taxable event and has been accounted for as a purchase of a business.
      The preliminary purchase price allocation is as follows (in thousands):

Current assets	$1,755
Property and equipment	1,346
Other assets	70
Identifiable intangible assets	6,570
Goodwill	34,276

Total assets acquired	44,017

Current liabilities assumed	(7,686)
Long-term liabilities assumed	(228)

Total liabilities assumed	(7,914)

$36,103

      Current assets acquired primarily relate to cash, accounts receivable, and inventory. Current liabilities assumed primarily relate to accounts payable, accrued severance costs, and deferred revenue.
      During the three month period ended June 30, 2005, the Company finalized the plan to close a Phonetic acquisition-related facility in Israel. The Company expects to have completed its closure of the facility by September 2005. In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded the costs associated with closing the facility as a liability as of the acquisition date and adjusted goodwill by approximately $0.4 million.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Core and completed technology	$2,150	10
Customer relationships	3,950	5
Non-compete agreements	470	5

	$6,570

      The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and totaled approximately $34.3 million. In accordance SFAS No. 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

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
      The merger is a taxable event and has been accounted for as a purchase of a business.
      The preliminary purchase price allocation is as follows (in thousands):

Current assets	$6,093
Property and equipment	769
Other assets	486
Identifiable intangible assets	9,380
Goodwill	14,033

Total assets acquired	30,761

Current liabilities assumed	(2,719)
Long-term liabilities assumed	(75)

Total liabilities assumed	(2,794)

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

	$9,380

      The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable assets was recorded as goodwill and amounted to approximately $14.0 million. In accordance SFAS No. 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

Acquisition of Rhetorical Systems Ltd.
      On December 6, 2004, the Company acquired all of the outstanding capital stock of Rhetorical Systems, Ltd. (Rhetorical), a supplier of innovative text-to-speech solutions and tools based in Edinburgh, Scotland.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      With the acquisition of Rhetorical, ScanSoft solidified its position as a leading provider of speech synthesis or text-to-speech (TTS) solutions for a variety of speech-based applications. The Rhetorical acquisition further differentiates ScanSoft’s solutions with a number of techniques, tools, and services that enhance the ability to deliver custom, dynamic voices.
      The consideration consisted of 2.8 million Pounds Sterling in cash ($5.4 million) and 449,437 shares of ScanSoft common stock (valued at approximately $1.7 million in accordance with EITF Issue No. 99-12). The total initial purchase price of approximately $8.5 million also includes estimated transaction costs of $1.4 million.
      The acquisition is a taxable event and has been accounted for as a purchase of a business.
      The preliminary purchase price allocation is as follows (in thousands):

Current assets	$824
Property and equipment	303
Identifiable intangible assets	1,310
Goodwill	8,410

Total assets acquired	10,847

Current liabilities assumed	(1,967)
Long-term liabilities assumed	(403)

Total liabilities assumed	(2,370)

$8,477

      Current assets acquired primarily relate to cash and accounts receivable and a facility lease deposit. Current liabilities assumed primarily relate to accrued expenses.
      During the three month period ended June 30, 2005, the Company closed a Rhetorical acquisition-related facility in the United Kingdom. In accordance with EITF Issue No. 95-3, the Company recorded the costs associated with closing the facility as a liability as of the acquisition date and adjusted goodwill by approximately $0.8 million.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Core and completed technology	$490	10
Customer relationships	690	4
License professional services contract	100	0.25
Non-compete agreements	30	2-3

	$1,310

      The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable assets was recorded as goodwill and amounted to approximately $8.4 million. In accordance SFAS No. 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

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

	$280

      Through June 30, 2005, a total of approximately $0.3 million has been earned upon the achievement of certain performance targets in accordance with the terms under the purchase agreement. This amount has been reflected as an increase in goodwill and other accrued liabilities. These amounts were paid on July 29, 2005 in accordance with the terms and conditions of the purchase agreement.
      The results of operations of all acquired businesses have been included in the financial statements of the Company since the date of acquisition. The Company is still evaluating the facilities from its recent acquisitions to determine if there is additional excess capacity.
      On May 9, 2005, the Company also announced an agreement to acquire Nuance Communications, Inc. (“Nuance”) to enhance the Company’s portfolio of enterprise speech solutions and expertise. Pending stockholder and regulatory approvals, the Company anticipates closing the transaction in September 2005.

5.	Other Intangible Assets
      Other intangible assets consist of the following (in thousands):

	Gross		Exchange	Net
	Carrying	Accumulated	Rate	Carrying	Useful
	Amount	Amortization	Impact	Amount	Lives

					(In years)
June 30, 2005
Patents and core technology	$62,946	$37,609	$(119)	$25,218	1-10
Completed technology	13,528	6,007	(6)	7,515	1-4
Tradenames and trademarks	5,892	2,941	(2)	2,949	1-10
Customer relationships	22,962	5,181	(247)	17,534	4-5
Non-competition agreement	4,638	4,117	(18)	503	1-6
Acquired favorable lease	553	553	—	—
Other	200	200	—	—

	$110,719	$56,608	$(392)	$53,719

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

September 30, 2004
Patents and core technology	$53,998	$32,753	$21,245
Completed technology	13,511	3,966	9,545
Tradenames and trademarks	5,871	2,407	3,464
Customer relationships	12,324	2,680	9,644
Non-competition agreement	4,058	4,058	—
Acquired favorable lease	553	553	—
Other	200	200	—

	$90,515	$46,617	$43,898

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
      Aggregate amortization expense was $2.8 million and $3.4 million for the three month periods ended June 30, 2005 and 2004, respectively. Of this amount, $1.7 million and $2.8 million was included in cost of revenue, respectively, and $1.1 million and $0.6 million was recorded in operating expenses, respectively. Aggregate amortization expense was $10.0 million and $10.8 million for the nine month periods ended June 30, 2005 and 2004, respectively. Of this amount, $7.3 million and $8.7 million was included in cost of revenue, respectively, and $2.7 million and $2.1 million was recorded in operating expenses, respectively.
      Estimated amortization expense for each of the five succeeding fiscal years as of June 30, 2005 is as follows (in thousands):

		Selling,
	Cost of	General and
Year Ending September 30,	Revenue	Administrative	Total

2005 (July 1-September 30, 2005)	$1,671	$1,200	$2,871
2006	6,653	4,638	11,291
2007	6,614	4,373	10,987
2008	5,347	3,907	9,254
2009	3,602	3,466	7,068
Thereafter	9,439	2,809	12,248

Total	$33,326	$20,393	$53,719

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	June 30,	September 30,
	2005	2004

Accrued sales and marketing incentives	$2,316	$3,533
Accrued restructuring and other charges	2,223	574
Accrued royalties	857	513
Accrued professional fees	2,283	2,673
Accrued acquisition liabilities	29	32
Accrued transaction costs	1,821	362
Accrued other	5,346	5,023

	$14,875	$12,710

7.	Restructuring and Other Charges
      In June 2005, the Company initiated the process of consolidating certain operations into its new corporate headquarters facility in Burlington, Massachusetts. In addition, at various times during the third fiscal quarter, the Company committed to pursuing the closure and consolidation of certain other domestic and international facilities. As a result of these initiatives, the Company has recorded restructuring charges in its third fiscal quarter totaling approximately $2.1 million. At June 30, 2005 and September 30, 2004, the remaining restructuring accrual from current and prior restructuring activities amounted to $2.2 million and $0.6 million, respectively. At June 30, 2005, the accrued restructuring amount consisted of approximately $0.5 million of employee-related severance costs and approximately $1.7 million of lease exit costs. At September 30, 2004, the accrued restructuring amount consisted of approximately $0.4 million of employee-related severance costs, and approximately $0.2 million of lease exit costs.
      The following table sets forth the fiscal year 2005 and 2004 restructuring and other charges accrual activity (in thousands):

		Lease
	Employee	Exit
Restructuring and Other Charges Accrual	Related	Costs	Total

Balance at December 31, 2003	$1,552	$309	$1,861
Restructuring and other charges	801	—	801
Non-cash write-off	(348)	—	(348)
Cash payments	(1,599)	(141)	(1,740)

Balance at September 30, 2004	$406	$168	$574
Restructuring and other charges	1,185	1,554	2,739
Cash payments	(1,048)	(42)	(1,088)

Balance at June 30, 2005	$543	$1,680	$2,223

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Debt and Credit Facilities and Commitments and Contingencies

Credit Facility
      On October 31, 2002, the Company entered into a two year Loan and Security Agreement (as amended, the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that consisted of a $10.0 million revolving loan (the “Credit Facility”). The Company amended this Loan and Security Agreement, as of March 31, 2004, extending the term to March 31, 2006. Under this amendment, the Company must comply with both a minimum adjusted quick ratio and minimum tangible net worth calculation, as defined in the Loan Agreement. Depending on the Company’s adjusted quick ratio, borrowings under the Credit Facility bear interest at the Bank’s prime rate plus 0.0% or 0.75%, (6.25% at June 30, 2005), as defined in the Loan Agreement. The maximum aggregate amount of borrowings outstanding at any one time was amended to the lesser of $20.0 million or a borrowing base equal to the aggregate amounts un-drawn on outstanding letters of credit, minus either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on the Company’s adjusted quick ratio. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the two-year loan term. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s personal property, predominantly its accounts receivable, but not its intellectual property. On March 31, 2005, the Company further amended the Loan and Security Agreement. This amendment modified the terms under which the minimum adjusted quick ratio covenant is calculated. All other terms remained the same. As of June 30, 2005, the Company was in compliance with all covenants.
      As of June 30, 2005, no amounts were outstanding under the Credit Facility and $7.5 million was available for borrowing in addition to approximately $6.1 million committed under this line of credit for outstanding letters of credit. The Company can make no guarantees as to its ability to satisfy its future financial covenant calculations.

Equipment Line of Credit
      In connection with the acquisition of SpeechWorks, the Company assumed $1.5 million of principal amounts outstanding under a one-year equipment line-of-credit with a bank which expired on June 30, 2003. As of June 30, 2005, a balance of $0.2 million remains outstanding. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the bank’s prime rate (6.25% at June 30, 2005), which is payable in equal monthly payments over a period of 36 months. In accordance with the terms of the equipment line of credit, as of June 30, 2005, principal payments of $0.1 million are due during the year ending September 30, 2005; and $0.1 million are due during the year ending September 30, 2006. Under the financing agreement, the Company is obligated to comply with certain financial covenants related to total tangible net assets and was in compliance as of June 30, 2005.

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

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
infringement. Damages are sought in an unspecified amount. SpeechWorks filed an Answer and Counterclaim to Davis’s Complaint in its case on August 25, 2003 and ScanSoft filed an Answer and Counterclaim to Davis’s Complaint in its case on December 22, 2003. The Company believes these claims have no merit, and it intends on defending the actions vigorously.
      On November 27, 2002, AllVoice Computing plc filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that we are infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed” (the “273 Patent”). The 273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology field, it believes that its products do not infringe the 273 Patent. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. On January 4, 2005, the case was transferred to a new judge of the United States District Court for the Southern District of Texas for administrative reasons. The new judge placed the action on an accelerated track and set a trial date for later this year. The Company believes that it has meritorious defenses and it intends on defending itself vigorously.
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
      The Company has entered into agreements to indemnify its directors and officers to the fullest extent authorized or permitted under applicable law. These agreements, among other things, provide for the indemnification of its directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by any such person in his or her capacity as a director or officer of the company, whether or not such person is acting or serving in any such capacity at the time any liability or expense is incurred for which indemnification can be provided under the agreements. In accordance with the terms of the SpeechWorks merger agreement, the Company is required to indemnify the former members of the SpeechWorks board of directors, on similar terms as described above, for a period of five years from the acquisition date. As a result, the Company recorded a liability related to the fair value of the obligation of $1.0 million in connection with the purchase accounting for the acquisition. Additionally in accordance with the terms of the merger agreement, the Company purchased a director and officer insurance policy related to this obligation for a period of three years from the date of acquisition and recorded an asset of $0.7 million.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      On January 21, 2005, the Company, as tenant, entered into a lease with Wayside Realty Trust (“Wayside”), as landlord (the “Lease”). Pursuant to the Lease, the Company will lease 88,423 square feet of office space in Burlington, MA, for an initial term of ten years beginning on June 1, 2005. Rent payments will be paid monthly and in advance. The Lease provides for escalating rent payments, which the Company will record as rent expense on a straight line basis over the term of the lease. Under the terms of the Lease, the Company is also required to pay utilities, property taxes, and other operating and maintenance expenses relating to the leased facilities. As a security deposit for the Company’s obligations under the Lease, in April 2005, the Company delivered to Wayside a letter of credit in the amount of $3.3 million. On each successive anniversary of the term commencement date, the letter of credit will be reduced by 10% until the security deposit total has been reduced to $1.8 million. On the eighth anniversary of the term commencement date, the security deposit will be reduced to $1.3 million, and shall continue as such throughout the remainder of the initial lease term.
      In accordance with the provisions of FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the following table represents the deferred revenue activity related to the Company’s obligations under maintenance and support contracts for the nine month period ended June 30, 2005 (in thousands):

Beginning balance as of September 30, 2004	$4,130
Additions due to new billings during fiscal 2005	8,626
Maintenance revenue recognized during fiscal 2005	(7,257)

Ending balance as of June 30, 2005	$5,499

9.	Stockholders’ Equity

Preferred Stock
      The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 as Series B Preferred Stock. In connection with the acquisition of ScanSoft, the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox Corporation (“Xerox”). On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox for approximately $80 million, including the 3,562,238 shares of Series B preferred stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The Series B Preferred Stock holders are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, as and if declared by the Board of Directors. In addition, after payment of such dividends, any additional dividends or distributions shall be distributed among all holders of Common Stock and all holders of Series B Preferred Stock in proportion to the number of shares of Common Stock which would be held by each such holder if all shares of Series B Preferred Stock were converted to Common Stock. To date no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Common Stock
      On May 5, 2005, ScanSoft entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among ScanSoft, Warburg Pincus Private Equity VIII, L.P. and certain of its affiliated entities (collectively “Warburg Pincus”) pursuant to which Warburg Pincus agreed to purchase and ScanSoft agreed to sell an aggregate of 3,537,736 shares of ScanSoft common stock for an aggregate purchase price of $15,000,000.64, and warrants to purchase an aggregate of 863,236 shares of ScanSoft common stock for an aggregate purchase price of $107,904.50. The warrants have an exercise price of $5.00 per share and a term of four years. On May 9, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. ScanSoft has granted Warburg Pincus registration rights giving Warburg Pincus the right to require ScanSoft to register some or all of the shares of common stock issued to Warburg Pincus, including shares of common stock underlying the warrants issued to Warburg Pincus. Unless requested, ScanSoft has no obligation to file any registration statements to permit the resale of the shares of common stock issued to Warburg, and will have no obligation to file a registration statement, in any event, until the earlier of the date of the closing of the Nuance merger and February 9, 2006.
      In a separate transaction, ScanSoft also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among ScanSoft and Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and ScanSoft agreed to sell an aggregate of 14,150,943 shares of ScanSoft common stock for an aggregate purchase price of $59,999,998.32, and warrants to purchase an aggregate of 3,177,570 shares of ScanSoft common stock. The warrants have an exercise price of $5.00 per share and a term of four years. The closing of the Stock Purchase Agreement is conditioned upon, among other things, the closing of the Nuance merger and stockholder approval.
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
      The Company issued Xerox a ten-year warrant with an exercise price for each warrant share of $0.61. Pursuant to the terms of this warrant, it is exercisable for the purchase of 525,732 shares of the Company’s common stock. On March 19, 2004, the Company announced that Warburg Pincus, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox, including the warrant referenced above, for approximately $80 million. In connection with this transaction, Warburg Pincus acquired warrants to purchase 2.5 million additional shares of the Company’s common stock for total consideration of $0.6 million. The warrants have a six year life and an exercise price of $4.94. The Company received this payment of $0.6 million during the quarter ended June 30, 2004.
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

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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

Stock Repurchase
      On August 6, 2003, the Company’s board of directors authorized the repurchase of up to $25 million of the Company’s common stock over the following 12 months. From August 6, 2003 through December 31, 2003, the Company repurchased 618,088 common shares at a purchase price of $2.9 million. The Company records treasury stock at cost.
      As of June 30, 2005 and September 30, 2004, the Company had repurchased a total of 2,801,434 and 2,771,505 common shares under this and previous repurchase programs, respectively. For the three month period ended June 30, 2005, the Company did not repurchase any shares of common stock. For the nine month period ended June 30, 2005, the Company repurchased 29,927 shares of common stock at a cost of $0.1 million, respectively, to cover an employee’s tax obligations related to vesting of restricted stock. The Company intends to use the repurchased shares for its employee stock plans and potentially for future acquisitions.

10.	Restricted Common Stock and Stock Purchase Rights
      During the three month period ended June 30, 2005, the Company awarded net 22,805 restricted stock purchase units and 357,552 net shares of restricted stock to certain employees of the Company. As of June 30, 2005, there were 1,225,703 shares of restricted stock and 539,994 restricted stock units that were unvested and which may not be sold, transferred or assigned until such restrictions lapse. The holders of the restricted stock are entitled to participate in dividends and voting rights. The holders of restricted stock units are not entitled to dividends nor do they have voting rights. The restricted stock purchase units and shares of restricted stock vest no later than May 12, 2008, with opportunities for acceleration upon achievement of defined goals. Except as otherwise specified in the agreements, in the event that the executive’s or employee’s employment with the Company terminates, any unvested shares shall be forfeited and revert to the Company. The purchase price of the restricted shares equaled the par value of the shares. The purchase price of the restricted stock purchase units, payable at time of issuance of shares, equaled the par value of the shares. The difference between the purchase price and the fair value of the Company’s common stock on the date of issuance based on the listed exchange price has been recorded as deferred compensation and additional paid-in-capital.
      The deferred compensation expense from the aforementioned awards is being recognized ratably over the vesting periods. Stock compensation expense for the three month periods ended June 30, 2005 and 2004 was $0.6 million and $0.5, respectively, and for the nine month periods ended June 30, 2005 and 2004, was $1.9 million and $1.0 million, respectively.

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	Segment and Geographic Information and Significant Customers
      The Company operates in a single segment. The following table presents total revenue information by geographic area and principal product line (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

United States of America	$38,245	$32,116	$112,709	$93,366
Canada	986	1,120	3,789	1,981
Other foreign countries	17,583	12,891	54,007	40,426

Total	$56,814	$46,127	$170,505	$135,773

      No individual country within other foreign countries had revenues greater than 10% of total revenues.
      Revenue classification above is based on the country in which the sale originates. Revenue in other countries predominately relates to sales to customers in Europe and Asia. Intercompany sales are insignificant.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004
(in thousands)
Speech	$40,828	$29,901	$120,841	$86,309
Imaging	15,986	16,226	49,664	49,464

Total	$56,814	$46,127	$170,505	$135,773

      For the three month period ended June 30, 2005 and 2004, one distribution and fulfillment partner, Ingram Micro accounted for 10% and 14% of the Company’s consolidated net revenues, respectively. For the nine month period ended June 30, 2005, one distribution and fulfillment partner, Ingram Micro, accounted for 11% of the Company’s consolidated net revenues, as compared to the same period of 2004 when two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 14% and 10% of consolidated net revenues, respectively.
      Changes in the organization or the Company’s management reporting structure, as well as other events and circumstances, including but not limited to technological advances, future acquisitions, increased competition and changing economic or market conditions, could result in additional operating segments. The Company regularly evaluates management reporting of its various operations to determine if it has separate identifiable segments. This could result in additional operating segments being identified in future periods.

12.	Pro Forma Results
      The following table reflects unaudited pro forma results of operations of the Company assuming that the LocusDialog, Telelogue, B&G, Rhetorical, ART, Phonetic, and MedRemote acquisitions had occurred on October 1, 2003 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	$57,099	$49,412	$176,059	$144,578
Net income (loss)	$(327)	$(5,432)	$(10,158)	$(12,734)
Net income (loss) per diluted share	$(0.00)	$(0.05)	$(0.10)	$(0.12)

SCANSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of this period.

13.	Related Parties
      On March 19, 2004, the Company announced that Warburg Pincus had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation for approximately $80 million. At December 31, 2003, Xerox owned approximately 15% of the Company’s outstanding common stock and all of the Company’s outstanding Series B Preferred Stock. In addition, Xerox had the opportunity to acquire additional shares of common stock pursuant to a warrant (Note 9).
      As a result of the Xerox and Warburg Pincus transaction, Xerox is no longer a related party as of June 30, 2004. The Company does not engage in transactions in the normal course of its business with Warburg Pincus.
      At June 30, 2005, a member of the Company’s Board of Directors, who is also a former member of the SpeechWorks Board of Directors, is a senior executive at Convergys Corporation. The Company and Convergys have entered into multiple non-exclusive agreements under which Convergys resells the Company’s software. During the three month period ended June 30, 2005 the Company did not record any revenue related to Convergys. For the nine month period ended June 30, 2005, Convergys accounted for approximately $0.2 million in total net revenues. As of June 30, 2005 and September 30, 2004, Convergys owed the Company $0.0 million and $0.1 million, respectively, pursuant to these agreements, which are included in receivables from related parties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in “Risk Factors” starting on page 43 and elsewhere in this Quarterly Report.
Forward-looking Statements
      This quarterly report contains forward-looking statements. These forward-looking statements include predictions regarding:

•	OUR FUTURE REVENUES, COST OF REVENUES, RESEARCH AND DEVELOPMENT EXPENSES, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AMORTIZATION OF OTHER INTANGIBLE ASSETS AND GROSS MARGIN;

•	OUR STRATEGY RELATING TO SPEECH AND IMAGING TECHNOLOGIES;

•	OUR EXPECTATIONS REGARDING OUR PROPOSED ACQUISITION OF NUANCE COMMUNICATIONS, INC.;

•	THE POTENTIAL OF FUTURE PRODUCT RELEASES;

•	OUR PRODUCT DEVELOPMENT PLANS AND INVESTMENTS IN RESEARCH AND DEVELOPMENT;

•	FUTURE ACQUISITIONS;

•	INTERNATIONAL OPERATIONS AND LOCALIZED VERSIONS OF OUR PRODUCTS; AND

•	LEGAL PROCEEDINGS AND LITIGATION MATTERS.
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
      Our extensive technology assets, intellectual property and industry expertise in speech and imaging create an advantage in markets where we compete. Our technologies are based on complex mathematical formulas, which require extensive amounts of linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities, and we continue to build upon our leadership position. Our speech technology has industry-leading recognition accuracy, provides recognition for 48 languages and natural sounding synthesized speech in 22 languages, and supports a broad range of hardware platforms and operating systems. Our imaging technology is recognized as the most accurate in the industry, with rates as high as 99.8%, and supports more than 100 languages. Our technologies are covered by more than 650 patents or patent applications.
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
      ScanSoft was incorporated in 1992 as Visioneer. In 1999, we changed our name to ScanSoft, Inc. and ticker symbol to SSFT. From our founding until 2001, we focused exclusively on delivering imaging solutions that simplified converting and managing information as it moved from paper formats to electronic systems. On March 13, 2000, we merged with Caere Corporation, a California-based digital imaging software company, to expand our applications for document and electronic forms conversion. In December 2001, we entered the speech market through the acquisition of the Speech & Language Technology Business from Lernout & Hauspie. We believed speech solutions were a natural complement to our imaging solutions as both are developed, marketed and delivered through similar resources and channels. We continue to execute against our strategy of being the market leader in speech through the organic growth of our business as well as through strategic acquisitions. Since the beginning of 2003, we have completed a number of acquisitions, including:

•	On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units (“Philips”) to expand our solutions for speech in call centers and within automobiles and mobile devices.

•	On August 11, 2003, we acquired SpeechWorks International, Inc. (“SpeechWorks”) to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

•	On December 19, 2003, we acquired LocusDialog, Inc. (“LocusDialog”) to expand our speech application portfolio with automated attendant solutions for business.

•	On June 15, 2004, we acquired Telelogue, Inc. (“Telelogue”) to enhance our automated directory assistance solutions.

•	On September 16, 2004, we acquired Brand & Groeber Communications GbR (“B&G”) to enhance our embedded speech solutions.

•	On December 6, 2004, we acquired Rhetorical Systems, Inc. (“Rhetorical”) to complement our text-to-speech solutions and add capabilities for creating custom voices.

•	On January 21, 2005, we acquired ART Advanced Recognition Technologies, Inc. (“ART”) to expand our portfolio of embedded speech solutions, particularly for mobile devices.

•	On February 1, 2005, we acquired Phonetic Systems Ltd. (“Phonetic”) to complement our position in automated directory assistance and enterprise speech applications.

•	On May 12, 2005, we acquired MedRemote, Inc. (“MedRemote”) to enhance our medical informatics and transcription workflow solutions.
      On May 9, 2005, we also announced an agreement to acquire Nuance Communications, Inc. (“Nuance”) to enhance our portfolio of enterprise speech solutions and expertise. Pending stockholder and regulatory approvals, we anticipate closing the transaction in September 2005.
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
OVERVIEW OF RESULTS OF OPERATIONS
      The following table presents, as a percentage of total revenue, certain selected financial data for each of the three and nine month periods ended June 30:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Revenue:
Product licenses	71.1%	75.2%	73.4%	78.3%
Professional services	28.9	24.8	26.6	21.7

Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of product licenses	7.7	7.7	8.4	8.5
Cost of professional services	18.7	17.2	17.5	15.1
Cost of revenue from amortization of intangible assets	3.1	6.1	4.3	6.4

Gross Margin	70.5	69.0	69.8	70.0
Research and development	17.6	18.7	17.2	19.7
Sales and marketing	32.8	34.9	33.3	37.2
General and administrative	12.7	11.9	12.0	11.1
Amortization of other intangible assets(1)	2.0	1.4	1.6	1.6
Stock based compensation expense	1.0	1.1	1.1	0.7
Restructuring and other charges, net(2)	3.7	—	1.6	1.1

Total operating expenses	69.8	68.0	66.8	71.4

Income (loss) from operations	0.7	1.0	3.0	(1.4)
Other income (expense), net	0.2	(0.4)	(0.3)	0.2

Income (loss) before income taxes	0.9	0.6	2.7	(1.2)
Provision for income taxes	0.6	1.5	1.4	0.2

Net income (loss)	0.3%	(0.9)%	1.3%	(1.4)%

(1)	See Note 5 of Notes to Consolidated Financial Statements.

(2)	See Note 7 of Notes to Consolidated Financial Statements.

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

Total Revenue

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$56.8	$46.1	$10.7	23.2%
Nine months ended:	$170.5	$135.8	$34.7	25.6%
      For the three month period ended June 30, 2005, total revenue increased from the same period in 2004 by $10.7 million, or approximately 23%. This increase was due to product and professional services revenue growth of $5.7 million and $5.0 million, respectively. For the nine month period ended June 30, 2005, total revenue increased from the same period in 2004 by $34.7 million, or approximately 26%. This increase was due to product and services revenue growth of $18.8 million and $16.0 million, respectively.
      For the three month period ended June 30, 2005, 69% of total revenue were generated in North America and 31% were generated internationally. During the comparable period in 2004, 72% of total revenues were generated in North America and 28% of total revenues were generated internationally. For the nine month period ended June 30, 2005, North America generated 68% of total revenues and international regions accounted for 32%. For the nine month period ended June 30, 2004, North America generated 70% of total revenues and international regions accounted for 30%.

Product Revenue

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$40.4	$34.7	$5.7	16.5%
Percentage of total revenues:	71.0%	75.1%
Nine months ended:	$125.2	$106.3	$18.8	17.7%
Percentage of total revenues:	73.4%	78.3%
      Product revenues increased during the three month period ended June 30, 2005, as compared to the same period in 2004, by $5.7 million, or approximately 17%. For the nine month period ended June 30, 2005, product revenues increased by $18.8 million, or approximately 18%, as compared to the comparable period in 2004. These increases in product revenues for the three and nine month periods ended June 30, 2005, are attributable to increases in speech revenues of $6.3 million and $19.1 million, respectively.
      For the three month period ended June 30, 2005, the increase in speech products revenue was primarily driven by growth within the legacy ScanSoft speech products. Dictation revenues increased by approximately $2.3 million, driven by continued momentum following the launch of Dragon NaturallySpeaking v8.0 in the first quarter of 2005. In addition, legacy network and embedded products represented $1.4M of additional growth as compared to the three months ended June 30, 2004. This organic growth was complemented by approximately $2.0 million of product revenues from the Rhetorical, Phonetic, and ART acquisitions.

      Revenues for the imaging products decreased by $0.2 million for the three months ended June 30, 2005 compared to the same period last year. While there was an increase of $1.3 million in the PDF Converter product line due to the new releases of PDF products in the quarter ended June 30, 2005, this was offset by a decrease of $0.2 million in the paper management product line as well as a year-over-year decrease of $2.2 million in the OCR product revenues due to the anticipated release of OmniPage version 15 in the fourth quarter of 2005.
      For the nine month period ended June 30, 2005, the increase in speech revenue was again driven by the growth within the legacy ScanSoft speech products, in particular dictation productivity applications. The launch of Dragon NaturallySpeaking v8.0 in the first quarter of 2005 along with organic growth within the enterprise, telephony and embedded markets, resulted in an increase of $18.8 million within the legacy speech products. Acquisition revenue from Rhetorical, Phonetic, and ART contributed approximately $3.3 million in revenue for this period.
      Product revenue for the imaging market decreased by $0.6 million for the nine months ended June 30, 2005. The launch of the PDF offerings, discussed above, accounted for approximately $2.6 million of the growth, while the paper management product revenues increased by $3.9 million from the comparable period in 2004. These increases were offset by a decrease in the OCR product revenues, related to the prior year launch of OmniPage v14.0.

Professional Service Revenue

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$16.4	$11.4	$5.0	43.6%
Percentage of total revenues:	28.9%	24.7%
Nine months ended:	$45.4	$29.4	$16.0	54.0%
Percentage of total revenues:	26.6%	21.6%
      Professional service revenues increased during the three month period ended June 30, 2005, as compared to the same period in 2004, by $5.0 million, or 44%. This increase was attributable to the continued demand for consulting services which accounted for $3.4 million of growth over the same period last year, primarily through growth of both project size and the volume of projects. Embedded consulting also increased by $0.2 over the same period last year. Maintenance & Support contributed $1.1 million of additional revenues in the three months ended June 30, 2005 over the same period last year, as new maintenance and support contracts are added to legacy annual maintenance revenues and renewals.
      For the nine month period ended June 30, 2005, professional service revenues increased by $16.0 million, or approximately 54%. The increase in professional services revenues is attributable to increases in consulting services of $11.6 million, maintenance and support of $3.8 million, along with an increase in training revenue of nearly $0.5 million.

Cost of Product License Revenue

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$4.4	$3.5	$0.9	22.9%
Percentage of product license revenues:	10.7%	10.2%
Nine months ended:	$14.3	$11.6	$2.7	23.7%
Percentage of product license revenues:	11.4%	10.8%
      Cost of revenue consists of material and fulfillment costs, along with third-party royalties.
      The increase in cost of product license revenue for the three and nine month periods ended June 30, 2005 was primarily due to the increase in product revenues. The costs of product license revenue as a percent of product revenue increased slightly due to higher royalty payments, which accounted for an increase of $0.7 million and $1.2 million for the three and nine month periods ended June 30, 2005, respectively on some of the imaging and speech products, coupled with slightly lower margins on some of the acquisition-related revenues.

Cost of Professional Services Revenue

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$10.7	$7.9	$2.7	34.3%
Percentage of professional services revenues:	64.9%	69.4%
Nine months ended:	$29.9	$20.6	$9.4	45.4%
Percentage of professional services revenues:	65.9%	69.8%
      Cost of professional services revenue primarily consists of salaries for consulting and product support personnel, consultants, overhead allocations and engineering costs associated with certain contracts which are accounted for under the percentage-of-completion method of accounting.
      The increase in costs of services revenue for the three and nine month period ending June 30, 2005, as compared with the same period in 2004, was driven by an increase in headcount and contractor costs to support increased volumes of professional services engagements. The margin on professional services improved during the three and nine month periods ended June 30, 2005 due to a more efficient utilization of existing headcount.

Cost of Revenue from Amortization of Intangible Assets

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$1.8	$2.8	$(1.0)	(37.5)%
Percentage of total revenues:	3.1%	6.1%
Nine months ended:	$7.3	$8.7	$(1.4)	(16.1)%
Percentage of total revenues:	4.3%	6.4%
      Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology.
      For the three and nine month periods ended June 30, 2005, cost of revenue from amortization of intangible assets decreased by $1.0 million, or approximately 38%, and $1.4 million, or approximately 16%, respectively, compared to the comparable period in 2004. This decrease was primarily related to $28.7 million of intangible assets that became fully amortized during the nine month period ended June 30, 2005, which accounted for a decrease of $1.4 million and $1.7 million in amortization expense for the three and nine month periods ended June 30, 2005, respectively. This decrease was offset by an increase in amortization expense related to the Rhetorical, ART, Phonetic, and MedRemote acquisitions, which accounted for an increase in amortization expense for the three and nine month periods ended June 30, 2005, of $0.3 million and $0.5 million, respectively.
      During the remainder of fiscal 2005, we expect amortization of other intangible assets to be approximately $1.7 million based on our current level of intangible assets.

Research and Development Expense

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$10.0	$8.6	$1.4	16.0%
Percentage of total revenues:	17.6%	18.7%
Nine months ended:	$29.2	$26.7	$2.5	9.5%
Percentage of total revenues:	17.2%	19.7%
      Research and development expense consists primarily of salary and benefits costs of engineers, outside contractors and corporate overhead allocations.
      Research and development expense increased during the three month period ended June 30, 2005 from the comparable period in 2004 by $1.4 million, or approximately 16%. This increase is primarily due to salaries and facilities costs associated with increased headcount from 315 employees in the three month period ended June 30, 2004 to 362 employees in the three month period ended June 30, 2005. For the nine month period ended June 30, 2005, research and development expenses increased $2.5 million, or approximately 10%, from the comparable period in 2004. As noted above, this increase is attributable to increased salaries and facilities costs associated with increased headcount. These headcount and related cost increases are primarily due to the acquisitions of Rhetorical, ART and Phonetic.
      We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we plan to continue to invest in research and development activities. To date, we have not capitalized any internal development costs as the cost incurred after technological feasibility but before release of product has not been significant.

Sales and Marketing Expense

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$18.7	$16.1	$2.6	16%
Percentage of total revenues:	32.8%	34.8%
Nine months ended:	$56.8	$50.4	$6.3	12.6%
Percentage of total revenues:	33.3%	37.2%
      Sales and marketing expenses include salaries and benefits, commissions, advertising, direct mail, public relations, tradeshows, travel expenses associated with the sales staff and overhead allocations.
      Sales and marketing expenses increased during the three month period June 30, 2005 from the comparable period in 2004 by $2.6 million, or approximately 16%. This increase is due, in part to an increase in compensation costs associated with increased headcount from 221 employees in the three month period ended June 30, 2004 to 266 employees in the three month period ended June 30, 2005, related primarily to the acquisitions of FY05. Compensation includes salaries and other personnel costs such as the incurred travel and entertainment and overhead allocations. Commissions increased due to increased revenues.
      For the nine month period ended June 30, 2005, sales and marketing expenses increased $6.3 million, or 13% from the comparable period in 2004. This increase was primarily related to increased compensation expense around headcount increases and commissions tied to the revenue increase. In addition, Marketing Communications expenses increased over the same period last year.

General and Administrative Expense

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$7.2	$5.5	$1.7	31.8%
Percentage of total revenues:	12.7%	11.9%
Nine months ended:	$20.4	$15.1	$5.3	35.6%
Percentage of total revenues:	12.0%	11.1%
      General and administrative expenses consist primarily of personnel costs for administration, finance, human resources, information systems, facilities and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations.
      General and administrative expenses increased during the three month period ended June 30, 2005, from the comparable period in 2004, by $1.7 million or 32%. The increase was primarily due to additional administrative headcount related expenses of $0.9 million and $0.5 million of increased professional services related to Sarbanes-Oxley regulatory requirements.
      General and administrative expenses increased for the nine month period ended June 30, 2005, from the comparable period in 2004, by $5.3 million or 36%. The increase was due to additional administrative headcount related expense of $2.9 million, and $2.1 million of increased professional fees associated with audit, legal and Sarbanes-Oxley regulatory requirements, which was partially offset by a litigation settlement.

Amortization of Other Intangible Assets

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$1.1	$0.6	$0.5	70.6%
Percentage of total revenues:	2.0%	1.4%
Nine months ended:	$2.7	$2.2	$0.5	26.8%
Percentage of total revenues:	1.6%	1.6%
      Amortization of other intangible assets includes amortization of acquired customer and contractual relationships, non-compete agreements and acquired trade names and trademarks.
      For the three and nine month periods ended June 30, 2005, amortization of other intangible assets increased by $0.5 million compared to the comparable period of 2004. This was primarily related to the acquisitions of Rhetorical, ART, Phonetic and MedRemote, which resulted in additional amortization expense for the three and nine month periods ended June 30, 2005 of approximately $0.5 and $0.7 million, respectively.
      During the remainder of fiscal 2005, we expect amortization of other intangible assets to be approximately $1.2 million based on our current level of intangible assets.

Stock-Based Compensation

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$0.6	$0.5	$0.1	9.4%
Percentage of total revenues:	1.0%	1.1%
Nine months ended:	$1.9	$1.0	$0.9	88.9%
Percentage of total revenues:	1.1%	0.7%
      Stock-based compensation expenses result from non-cash charges for common shares issued with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.

      For the three and nine month periods ended June 30, 2005, stock-based compensation increased by $0.1 million and $0.9 million, respectively, compared to the same period of 2004. These increases are directly attributed to the Company granting approximately 1.0 million shares of restricted stock (or restricted stock purchase rights) subsequent to October 1, 2003.

Restructuring and Other Charges, Net

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$2.1	$—	$2.1	100.0%
Percentage of total revenues:	3.7%	0.0%
Nine months ended:	$2.7	$1.4	$1.3	91.8%
Percentage of total revenues:	1.6%	1.1%
      For the three month period ended June 30, 2005, the Company recorded a restructuring charge of $2.1 million related to its closure and consolidation of certain domestic and international facilities. The Company also booked an additional $0.6 million of restructuring charges for the nine month period ended June 30, 2005 related to restructuring actions taken in its international subsidiaries in connection with its current year acquisitions.
      During the three months ended June 30, 2004, the Company did not record any restructuring charges. For the nine months ended June 30, 2004, the Company recorded a charge of $0.8 million related to separation agreements with two former members of our senior management team, and recorded an additional $0.6 million of restructuring charges related to changes in estimates associated with restructuring actions taken during the nine month period ended September 30, 2003.

Other Income (Expense), Net

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$0.1	$(0.2)	$0.3	(152.4)%
Percentage of total revenues:	0.2%	(0.4)%
Nine months ended:	(0.5)	$0.3	$(0.8)	(276.8)%
Percentage of total revenues:	(0.3)%	0.2%
      Interest income was $0.2 million for the three month periods ended June 30, 2005 and 2004. For the nine month period ended June 30, 2005, interest income was $0.5 million, compared to $0.4 million for the comparable period in 2004. The increase in interest income for the nine month period ended June 30, 2005, as compared to the comparable period in 2004, was attributable to higher invested cash balances in fiscal year 2005.
      Interest expense increased to $0.4 million for the three month period ended June 30, 2005, compared to $0.1 million for the comparable period in 2004. This increase in interest expense is attributable to deferred installment payments of $17.5 million and $16.5 million, related to the second quarter acquisitions of Phonetic and ART, respectively. For the nine month period ended June 30, 2005, interest expense was $1.0 million, compared to $0.6 million for the comparable period in 2004.
      For the three month period ended June 30, 2005, the Company had other income of $0.4 million, which was primarily attributable to foreign currency gains totaling $0.5 million. For the three month period ended June 30, 2004, the Company had other expense of $0.3 million, which was also primarily attributable to foreign currency losses.
      For the nine month period ended June 30, 2005, the Company had other income totaling $0.1 million, which consisted of foreign currency losses totaling $0.2 million, offset by a $0.4 million gain on a litigation settlement and a gain of $0.2 million on the liquidation of a forward exchange contract. For the nine months ended June 30, 2004, the Company had other income totaling $0.5 million, which primarily consisted of a gain of $0.6 million related to the settlement of a previously written off receivable balances related to the Philips and SpeechWorks acquisitions.

Income Taxes

	June 30,	June 30,	Dollar	Percent
	2005	2004	Change	Change

	(In millions, except percentages)
Three months ended:	$0.4	$0.7	$(0.3)	(47.4)%
Percentage of total revenues:	0.6%	1.5%
Nine months ended:	$2.3	$0.2	$2.1	851.7%
Percentage of total revenues:	1.4%	0.2%
      The tax provision for the three months ended June 30, 2005 reflects the excess of the amount obtained by applying the Company’s expected effective tax rate for the fiscal year to its income before taxes for the nine month period ended June 30, 2005 over the provision for income taxes reported for the six months ended March 31, 2005. The expected effective tax rate for the fiscal year is approximately 49.4%. For the nine months ended June 30, 2005, the provision for income taxes consists primarily of foreign taxes relating to international operations and state and federal deferred tax liabilities.
Liquidity and Capital Resources
      As of June 30, 2005, we had cash and cash equivalents of $22.6 million, marketable securities of $3.8 million and a net working capital deficit of $15.6 million as compared to cash and cash equivalents of $23.0 million, marketable securities of $7.4 million, long term marketable securities of $17.4 million and net working capital of $27.9 million at September 30, 2004.
      Net cash provided by operating activities for the nine month period ended June 30, 2005 was $8.5 million, compared to $5.1 million for the comparable period in 2004. Cash provided by operations for the nine month period ended June 30, 2005 came primarily from income from operations, after adjustments for non-cash amortization, depreciation, and stock-based compensation. In addition, a decrease in prepaid expenses and other current assets, an increase in accounts payable, and a decrease in the deferred tax provision also provided positive cash flow from operations. These cash flows were offset by an increase in accounts receivable and other assets, and a decrease in other liabilities. Cash provided by operations in the nine month period ended June 30, 2004 came primarily from income from operations, after adjustments for non-cash amortization, depreciation and stock based compensation. In addition, an increase in the accounts receivable allowances, an increase in accounts payable, and an increase in deferred revenue also provided positive cash flow from operations. These cash flows were offset by an increase in accounts receivable, and a decrease in accrued expenses.
      Net cash used by investing activities for the nine month period ended June 30, 2005 was $26.0 million, compared to net cash used by investing activities of $24.4 million for the comparable period in 2004. Net cash used by investing activities during 2005 was primarily related to the MedRemote, ART, Phonetic, and Rhetorical acquisition-related payments of $6.6 million, $10 million, $17.5 million, and $5.4 million, respectively. In addition, other acquisition related payments and capital expenditures of $3.8 million contributed to the cash outflow from investing activities. These cash flows were offset by $21.1 million of gross sales and maturities of marketable securities. During the period, no short-term or long-term marketable securities were purchased. Net cash used by investing activities for the nine month period ended June 30, 2004 consisted of capital expenditures of $3.5 million and gross purchases of marketable securities of $21.9 million, which were offset by cash received for acquisitions of $1.0 million.
      Net cash provided by financing activities for the nine month period ended June 30, 2005 was $16.5 million, compared to net cash used of $5.8 million for the comparable period in 2004. Net cash provided by financing activities during the nine month period ended June 30, 2005 was primarily related to $15.1 million of cash received from the issuance of common stock and $2.0 million of cash received from the issuance of common stock in connection with employee stock compensation plans. This was offset by $0.4 million related to the deferred acquisition payments and $0.2 million of purchases of treasury shares on net option exercises. Net cash used by financing activities during the nine month period ended June 30, 2004 was related to $7.0 million for the settlement of acquisition related liabilities, $1.1 million for the purchase of treasury stock, $2.8 million of deferred payments related to licensing agreements, and $1.3 million used in the issuance of common stock. These cash outflows were offset by $7.3 million of cash received from the issuance of common stock in connection with employee stock compensation plans.
      Although we generated $9.0 million and $5.1 million of cash from operations during the nine month period ended June 30, 2005 and 2004, respectively, and exited the period ended June 30, 2005 with a cash and cash equivalents balance of $22.6 million and marketable securities of $3.8 million, there can be no assurance that we will be able to continue to generate cash from operations or secure additional equity or debt financing if required. We sustained recurring losses from operations in each reporting period through December 31, 2001. While we reported net income of $0.2 million and $2.3 million for the three and nine month periods ended June 30, 2005, we reported net losses of $9.4 million and $5.5 million for the nine month period ended September 30, 2004, and the fiscal year ended December 31, 2003, respectively. We had an accumulated deficit of $159.5 million at June 30, 2005.
      In connection with the Philips Speech Processing Telephony and Voice Control Business Unit acquisition, we issued a $27.5 million, zero interest convertible debenture due January 2006. Additionally, in connection with the SpeechWorks acquisition we acquired certain long-term lease obligations that begin to come due in the next 12-24 months. In connection with the ART acquisition, we paid approximately $10.0 million at closing and agreed to pay $16.5 million in December 2005. Finally, in connection with the Phonetic acquisition, we paid $17.5 million at closing, and agreed to (i) pay $17.5 million 24 months after closing, (ii) make contingent payments of up to an additional $35.0 million in cash, in 2006 through 2008, if at all, upon the achievement of certain performance targets, and (iii) issued unvested warrants to purchase 750,000 shares of our common stock that will vest, if at all, upon the achievement of certain performance targets. The cash consideration for these acquisitions is expected to be provided by existing cash, marketable securities, cash generated from operations, or debt or equity offerings.
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

      The following table outlines our contractual payment obligations as of June 30, 2005:

	Payments Due By Period

		Less Than	2-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Philips convertible debenture	$27,524	$27,524	$—	$—	$—
Phonetic acquisition-related payment	16,035	—	16,035	—	—
ART acquisition-related payment	16,414	16,414	—	—	—
Operating leases	55,579	8,370	11,508	10,971	24,730
Equipment line of credit	337	337	—	—	—
Royalty commitments	240	60	95	20	65
Purchase commitments	1,124	1,124	—	—	—
Imputed interest	1,465	—	1,465	—	—

Total contractual cash obligations	$118,718	$53,829	$29,103	$10,991	$24,795

      On January 21, 2005, the Company, as tenant, entered into a lease with Wayside Realty Trust (“Wayside”), as landlord (the “Lease”). Pursuant to the Lease, the Company will lease 88,423 square feet of office space, in Burlington, MA, for an initial term of ten years beginning on June 1, 2005. Rent payments will be paid monthly and in advance. The Lease provides for escalating rent payments, which the Company will record as rent expense on a straight line basis over the term of the lease. Under the terms of the Lease, the Company is also required to pay utilities, property taxes, and other operating and maintenance expenses relating to the leased facilities. As a security deposit for the Company’s obligations under the Lease, in April 2005, the Company delivered to Wayside a letter of credit in the amount of $3.3 million. On each successive anniversary of the term commencement date, the letter of credit will be reduced by 10% until the security deposit total has been reduced to $1.8 million. On the eighth anniversary of the term commencement date, the security deposit will be reduced to $1.3 million, and shall continue as such throughout the remainder of the lease term. The contractual payments associated with the Lease have been included within the commitments and contingencies table.
      Through June 30, 2005, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
      As of June 30, 2005, we had no outstanding forward exchange contracts.

      With our increased international presence in a number of geographic locations and with international revenues projected to increase in fiscal 2006, we are exposed to changes in foreign currencies including the Euro, Canadian dollar, Japanese yen, Israeli New Shekel, and the Hungarian forint. Changes in the value of the euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenues and operating results.
Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R was originally effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005, however SFAS No. 123R was deferred and is now effective for the first fiscal year beginning after June 15, 2005. As a result, the new standard will be effective, upon us, beginning October 1, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS No. 123R and SAB No. 107 and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro-forma disclosures under SFAS 123.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning October 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but does not expect it will have a material impact.
      In May 2005, the FAS issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated results of operations and financial condition, but does no expect it will have a material impact.
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
      We have grown, and may continue to grow, through acquisitions, which could dilute our existing shareholders and could involve substantial integration risks. As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions that would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Furthermore, our acquisition of the speech technology operations of Lernout & Hauspie Speech Products N.V. and certain of its affiliates, including L&H Holdings USA, Inc. (collectively, L&H), our acquisition of the Speech Processing Telephony and Voice Control business units from Philips, our acquisition of SpeechWorks International, Inc., our acquisition of LocusDialog, Inc., our acquisition of Telelogue, Inc. and our recently completed acquisitions of Rhetorical Systems Ltd., ART Advanced Recognition Technolo-

gies, Inc., Phonetic Systems, Ltd., and MedRemote, Inc. required substantial integration and management efforts. Our pending acquisition of Nuance Communications, Inc. will likely pose similar, and potentially greater, challenges. Acquisitions of this nature involve a number of risks, including:

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
      We have a history of operating losses, and we may incur losses in the future, which may require us to raise additional capital on unfavorable terms. We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported net income of $0.2 million for the three month period ended June 30, 2005, net income of $2.3 million for the nine month period ended June 30, 2005, and net losses of $9.4 million and $5.5 million for the nine month period ended September 30, 2004 and the twelve month period ended December 31, 2003, respectively. We had a working capital deficit of $15.6 million and an accumulated deficit of $159.5 million at June 30, 2005. If we are unable to maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenues will grow or that we will maintain profitability in the future. If we do not maintain profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
      Historically, a small number of product areas have generated a substantial portion of our revenues. Sales of our dictation, document and PDF conversion products and our digital paper management products represented approximately 19%, 21% and 5%, of our revenue, respectively, for the three month period ended June 30, 2005, as compared to 16%, 26% and 7%, respectively, for the comparable period in 2004. For the nine month period ended June 30, 2005, sales of our dictation, document and PDF conversion products and our digital paper management products represented approximately 21%, 19% and 8%, of our revenue, respectively, as compared to 18%, 27% and 7%, respectively, for the comparable period in 2004. A significant reduction in the revenue contribution in absolute dollars from these product areas could seriously harm our business, results of operations, financial condition, cash flows and stock price.
      We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and Ingram Micro, to distribute many of our products, and any adverse change in our relationship with such partners may adversely impact our ability to deliver products. Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and Ingram Micro to serve this network of channel partners. For the three month periods ended June 30, 2005 and 2004, one distribution and fulfillment partner, Ingram Micro, accounted for 10% and 14% of our consolidated revenue, respectively. For the nine month period ended June 30, 2005, Ingram Micro accounted for 11% of our consolidated net revenues, as compared to the same period in 2004 when two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 14% and 10% of consolidated net revenues, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our ability to deliver products, and hence our results of operations in the short term. Any prolonged disruption for which we are unable to arrange alternative fulfillment capabilities could have a more sustained adverse impact on our results of operations.
      A significant portion of our accounts receivable is concentrated among our largest customers, and non-payment by any of them would adversely affect our financial condition. Although we perform ongoing credit evaluations of our distribution and fulfillment partners’ financial condition and maintain reserves for potential credit losses, we do not require collateral or other form of security from our major customers to secure payment. While, to date, losses due to non-payment from customers have been within our expectations, we cannot assure you that instances or extent of non-payment will not increase in the future. At June 30, 2005 and September 30, 2004, no one customer represented 10% of our net accounts receivable. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.
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
      In the third quarter of 2003, we commenced our Section 404 of the Sarbanes-Oxley Act compliance efforts. During 2004, we deployed Oracle 11i to process and report all of our general accounting functions in our three major locations (Massachusetts, Belgium and Hungary). During 2005, we are implementing additional modules to continue to enhance the functionality of our Oracle implementation.
      Recently, three members of our finance and accounting organization, including our controller and assistant controller, resigned to pursue other opportunities. We are currently in the process of augmenting current processes, repositioning current finance and accounting personnel and recruiting additional personnel to ensure consistently complete and accurate reporting of financial information, to replace the three departed members of our finance and accounting organization and to reduce our dependence on key personnel in our finance and accounting organization. These efforts will continue at least through the fourth quarter of fiscal 2005.
      We have been and will continue to be required to devote substantial resources to these activities during 2005. Failure to successfully implement these systems, formalize and document these processes and controls or hire and train qualified personnel for our finance and accounting organization in a timely, effective and efficient manner could result in the disruption of our operations, our inability to comply with our Sarbanes-Oxley obligations and the inability to report our financial results in a timely manner, particularly given the added requirements associated with the integration of our recently completed acquisitions of Telelogue, Inc., Rhetorical Systems Ltd., ART Advanced Recognition Technologies, Inc., Phonetic Systems Ltd. and MedRemote, Inc., and our pending acquisition of Nuance Communications, Inc., further accelerated filing deadlines mandated by the SEC and the requirements of Section 404 of the Sarbanes-Oxley Act.

      A significant portion of our revenue is derived from sales in Europe and Asia. Our results could be harmed by economic, political, regulatory and other risks associated with these and other international regions. Since we license our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. For the three month periods ended June 30, 2005 and 2004, reported international revenues represented 33% and 30% of our consolidated revenue, respectively. For the nine month periods ended June 30, 2005 and 2004, reported international revenues represented 34% and 31% of our consolidated revenue, respectively. Most of these international revenues are generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with the Philips acquisition, we added an additional research and development location in Germany, and in connection with the acquisition of Locus Dialog, we added an additional research and development location in Montreal, Canada. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

      On November 27, 2002, AllVoice Computing plc filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that we are infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed” (the “273 Patent”). The 273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although we have several products in the speech recognition technology field, we believe that our products do not infringe the 273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. We filed an Answer on December 23, 2002. On January 4, 2005, the case was transferred to a new judge of the United States District Court for the Southern District of Texas for administrative reasons. The new judge placed the action on an accelerated track and set a trial date for later this year. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
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

Risks Related to Our Corporate Structure, Organization and Common Stock
      The holdings of our two largest stockholders may enable them to influence matters requiring stockholder approval. On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. On May 5, 2005, ScanSoft entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and ScanSoft agreed to sell an aggregate of 3,537,736 shares of ScanSoft common stock for an aggregate purchase price of $15,000,000.64, and warrants to purchase an aggregate of 863,236 shares of ScanSoft common stock for an aggregate purchase price of $107,904.50. On May 9, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. In a separate transaction, ScanSoft also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and ScanSoft agreed to sell an aggregate of 14,150,943 shares of ScanSoft common stock for an aggregate purchase price of $59,999,998.32 and warrants to purchase an aggregate of 3,177,570 shares of ScanSoft common stock. The closing of the Stock Purchase Agreement is conditioned upon, among other things, the simultaneous closing of the Nuance merger and stockholder approval. As of June 30, 2005, Warburg Pincus beneficially owned approximately 19.4% of our outstanding common stock, including warrants exercisable for up to 3,888,968 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Wellington Management Co., LLP (“Wellington”) is our second largest stockholder, owning approximately 9.6% of our common stock as of June 30, 2005. Because of their large holdings of our capital stock relative to other stockholders, Warburg Pincus and Wellington, acting individually or together, have a strong influence over matters requiring approval by our stockholders.
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
      Based on currency exposures existing at June 30, 2005, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations, however, at June 30, 2005, there were no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

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

Interest Rate Sensitivity
      We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations, and Agency and US Government obligations with a weighted average maturity of 210 days. These available-for-sale securities are subject to interest rate risk. However, a 10% change in benchmark interest rates would not have a material impact to the fair values of these securities primarily due to their short maturity.
      At June 30, 2005, we held $22.6 million of cash and cash equivalents and $3.8 million of short-term marketable securities.

Item 4.	Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
      There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

      In the third quarter of 2003, we commenced our Section 404 of the Sarbanes-Oxley Act compliance efforts. During 2004, we deployed Oracle 11i to process and report all of our general accounting functions in our three major locations (Massachusetts, Belgium and Hungary). During 2005, we are implementing additional modules to continue to enhance the functionality of our Oracle implementation. We are also currently in the process of augmenting current processes, repositioning current finance and accounting personnel and recruiting additional personnel to ensure consistently complete and accurate reporting of financial information, to replace three recently departed members of our finance and accounting organization and to reduce our dependence on key personnel in our finance and accounting organization. These efforts will continue at least through the fourth quarter of fiscal 2005. We believe that these efforts will address the conditions raised by BDO Seidman, LLP.
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
      None, other than as previously reported in Current Reports on Form 8-K filed with the SEC on May 10, 2005 and May 17, 2005.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, State of Massachusetts, on August 9, 2005.

ScanSoft, Inc.

By:	/s/ James R. Arnold, Jr.

James R. Arnold, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger, by and among the Registrant, Nova Acquisition Corporation, Nova Acquisition LLC, and Nuance Communications, Inc. dated May 9, 2005.
3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.
3	.2(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.
3	.3(4)	Amended and Restated Bylaws of the Registrant.
4	.1(1)	Amendment, dated May 5, 2005, to Amended and Restated Preferred Shares Rights Agreement between the Registrant and U.S. Stock Transfer Corporation.
4.2		Securities Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I. and Warburg Pincus Germany Private Equity VIII K.G.
4	.3(5)	Stock Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I. and Warburg Pincus Germany Private Equity VIII K.G.
4	.4(5)	Amended and Restated Stockholders Agreement, dated May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I. and Warburg Pincus Germany Private Equity VIII K.G. (attached as Annex G to the joint proxy statement/ prospectus that is part of this registration statement).
4	.5(5)	Common Stock Purchase Warrants, dated May 9, 2005, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, and Warburg Pincus Germany Private Equity VIII K.G.
10	.1(6)**	Form of Stand Alone Restricted Stock Purchase Agreement.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
32.1		Certification Pursuant to 18 U.S.C. Section 1350.

**	Denotes Management compensatory plan or arrangement.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on May 10, 2005.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the Commission on May 11, 2001.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 15, 2004.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on June 3, 2005.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2005.