Form 10-K
period 2005-09-30
Nuance Communications, Inc.
filed 2005-12-14
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-27038
NUANCE COMMUNICATIONS, INC.
(formerly ScanSoft, Inc.)
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3156479
(State of Incorporation)	(I.R.S. Employer Identification No.)
1 Wayside Road Burlington, Massachusetts 01803 (Address of Principal Executive Offices, Including Zip Code)	(781) 565-5000 (Registrant’s Telephone Number, Including Area Code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.001 per share
Preferred Share Purchase Rights
      Indicate by check-mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
      Indicate by check-mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑     No ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
      The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $258,528,278 based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
      The number of shares of the Registrant’s Common Stock, outstanding as of November 30, 2005, was 160,200,839.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.
      Nuance, the Nuance logo, Dragon, NaturallySpeaking, OmniPage, PaperPort and ScanSoft are trademarks or registered trademarks of Nuance Communications, Inc. or its affiliates in the United States and/or other countries. All other trademarks are the property of their respective owners.

FORWARD LOOKING STATEMENTS
      THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT, IF THEY NEVER MATERIALIZE OR IF THEY PROVE INCORRECT, COULD CAUSE OUR RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE STATEMENTS THAT COULD BE DEEMED FORWARD-LOOKING, INCLUDING STATEMENTS PERTAINING TO: OUR REVENUE, EARNINGS, CASH FLOW AND LIQUIDITY; OUR STRATEGY RELATING TO SPEECH AND IMAGING TECHNOLOGIES; THE POTENTIAL OF FUTURE PRODUCT RELEASES; OUR PRODUCT DEVELOPMENT PLANS AND INVESTMENTS IN RESEARCH AND DEVELOPMENT; FUTURE ACQUISITIONS; INTERNATIONAL OPERATIONS AND LOCALIZED VERSIONS OF OUR PRODUCTS; OUR CONTRACTUAL COMMITMENTS; OUR 2006 REVENUE EXPECTATIONS AND LEGAL PROCEEDINGS AND LITIGATION MATTERS. YOU CAN IDENTIFY THESE AND OTHER FORWARD-LOOKING STATEMENTS BY THE USE OF WORDS SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECTS,” “PLANS,” “ANTICIPATES,” “BELIEVES,” “ESTIMATES,” “PREDICTS,” “INTENDS,” “POTENTIAL,” “CONTINUE” OR THE NEGATIVE OF SUCH TERMS, OR OTHER COMPARABLE TERMINOLOGY. FORWARD-LOOKING STATEMENTS ALSO INCLUDE THE ASSUMPTIONS UNDERLYING OR RELATING TO ANY OF THE FOREGOING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH IN THIS ANNUAL REPORT UNDER THE HEADING “RISK FACTORS.” ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF. WE WILL NOT UNDERTAKE AND SPECIFICALLY DECLINE ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

PART I

Item 1.	Business
Introduction
      Nuance Communications, Inc. (“Nuance”, “the Company”, “we” or “our”), formerly ScanSoft, Inc. (“ScanSoft”), is a leading provider of speech and imaging solutions for businesses and consumers around the world. Our technologies, applications and services make user experiences more compelling by transforming the way people access, share, manage and use information in business and in daily life.
      We market and distribute our products indirectly through a global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; and directly to businesses and consumers through a dedicated direct sales force and our e-commerce website (www.nuance.com). The value of our solutions is best realized in vertical markets that are information and process intensive, such as healthcare, telecommunications, financial services, legal and government.
      Nuance was incorporated in 1992 as Visioneer. In 1999, we changed our name to ScanSoft, Inc. and ticker symbol to SSFT. In October 2005 we changed our name to Nuance Communications, Inc., and in November 2005 we changed our ticker symbol to NUAN. Our corporate headquarters and executive offices are located at 1 Wayside Road, Burlington, MA 01803. Our telephone number is 781-565-5000. We have approximately 25 regional sales and research and development offices throughout North America, Europe and Asia.
      On October 23, 2004, our Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in this Form 10-K to the period ended September 30, 2004, or fiscal 2004, refer to the nine months ended September 30, 2004. References to fiscal 2005, refers to the twelve month period beginning on October 1, 2004 and ending on September 30, 2005. References to fiscal 2003, refers to the twelve month period beginning January 1, 2003 and ending on December 31, 2003.
      On October 18, 2005, we changed our name from ScanSoft, Inc. to Nuance Communications, Inc. Earlier, on September 15, 2005, we completed our acquisition of the company formerly known as Nuance Communications, Inc. For purposes of comparison and discussion, we will refer to this acquired company as “Former Nuance”.
Background
      From our founding in 1992 until December 2001, we focused exclusively on delivering imaging solutions that simplified converting and managing information as it moved from paper formats to electronic systems. On March 13, 2000, we merged with Caere Corporation, a California-based digital imaging software company, to expand our applications for document and electronic forms conversion. In December 2001, we entered the speech market through the acquisition of the Speech & Language Technology Business from Lernout & Hauspie. We believed speech solutions would provide significant growth opportunities and were a natural complement to our imaging solutions as they serve similar vertical markets with information intensive requirements.
      Our focus on providing competitive and value-added solutions for our customers and partners requires a broad set of technologies, service offerings and channel capabilities. We have made and expect to continue to make acquisitions of other companies, businesses and technologies to complement our internal investments in these areas. We have a team that focuses on evaluating market needs and potential acquisitions to fulfill them.

In addition, we have a disciplined methodology for integrating acquired companies and businesses after the transaction is complete. Since the beginning of 2003, we have completed a number of acquisitions, including:

•	January 30, 2003 — Royal Philips Electronics Speech Processing Telephony and Voice Control business units (“Philips”) to expand our solutions for speech in call centers and within automobiles and mobile devices.

•	August 11, 2003 — SpeechWorks International, Inc. (“SpeechWorks”) to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

•	December 19, 2003 — LocusDialog, Inc. (“LocusDialog”) to expand our speech application portfolio with automated attendant solutions for business.

•	June 15, 2004 — Telelogue, Inc. (“Telelogue”) to enhance our automated directory assistance solutions.

•	September 16, 2004 — Brand & Groeber Communications GbR (“B&G”) to enhance our embedded speech solutions, which will make mobile phones accessible to the visually impaired using Nuance’s text-to-speech technology.

•	December 6, 2004 — Rhetorical Systems, Inc. (“Rhetorical”) to complement our text-to-speech solutions and add capabilities for creating custom voices.

•	January 21, 2005 — ART Advanced Recognition Technologies, Inc. (“ART”) to expand our portfolio of speech solutions for handsets and mobile devices.

•	February 1, 2005 — Phonetic Systems Ltd. (“Phonetic”) to complement our solutions and expertise in automated directory assistance and enterprise speech applications.

•	May 12, 2005 — MedRemote, Inc. (“MedRemote”) to expand our position in healthcare markets and provide a more comprehensive dictation solution for medical providers and organizations.

•	September 15, 2005 — Nuance Communications, Inc. (“Former Nuance”) to expand our portfolio of technologies, applications and services for call center automation, customer self service and directory assistance.
Market Opportunity
      In the past decade, information has become an increasingly important source of capital for businesses and enterprises, and the speed and sophistication of information exchange through various means — information systems, call centers, documents, mobile devices — is often a defining characteristic of the most successful entities worldwide. Many organizations define their strategy, assess their ability to compete and manage their customer relationships based on the quality, diversity and availability of their information products, services and resources. The optimal format for vital business information is wide and varied, ranging from the spoken word in multiple languages and in multiple locations to paper, electronic files and Web content.
      Confronted by exponentially increasing information through more and more channels, consumers and business personnel employ a variety of resources for retrieving information, conducting transactions and performing their jobs. The Internet, telecommunications systems, wireless and mobile networks, and related corporate infrastructure have emerged as a powerful global communications network and channel for conducting business. These electronic systems have fundamentally changed the way organizations and consumers obtain information, communicate, purchase goods and conduct business.
      Businesses and manufacturers around the world share a common motivation to improve operating efficiency, enhance customer service and differentiate offerings. Customer satisfaction, employee productivity and company operating results can often be linked to an organization’s ability to effectively manage, utilize and communicate information.

      We believe that making the user experience more compelling represents a significant opportunity to help simplify the way people access, share, manage and use information in business and in daily life. Our products and technologies make user experiences more compelling by transforming the way people interact with information and systems and automate manual processes and help enterprises, professionals and consumers increase productivity, reduce costs and save time.
      We deliver premier, comprehensive technologies and services in two markets: speech and imaging. Our speech technologies enable voice-activated services over a telephone, transform speech into written word, and permit the control of devices and applications by simply speaking. Our imaging solutions eliminate the need to manually reproduce documents, automate the integration of documents into business systems, and enable the use of electronic documents and forms within database, Internet, mobile and other business applications. Our software is delivered as part of a larger integrated system, such as systems for customer service call centers, or as an independent application, such as dictation, document conversion or PDF, navigation systems in automobiles or digital copiers on a network. Our products and technologies deliver a measurable return on investment to our customers.

Overview of Speech Market
      We deliver speech solutions that use the human voice to interact with information systems and devices and make user experiences more compelling. We are working toward our vision of the future where natural conversations are the preferred way people interact with automated systems and devices. To achieve this, we are investing in technologies and solutions which enable conversational, speech-based applications to become more dynamic, sound more natural and perform tasks on multiple devices that adapt to personal preferences. We are investing in three speech areas — network speech, embedded speech and dictation.
      Through network speech, embedded speech and dictation solutions, we offer a comprehensive and innovative portfolio of speech technologies, expertise and solutions. Every day, millions of users and thousands of businesses utilize our solutions by calling directory assistance, receiving account information over the phone, dictating patient records or telling a navigation system their destination. We have deployed more than 3,000 speech applications for some of the world’s most respected companies.
      Network Speech. Organizations are looking for ways to improve the quality of the customer care that they deliver, while reducing the associated costs and ensuring a positive customer experience. They seek to automate revenue-generating transactions requiring immediate delivery of goods and services. They also demand solutions that efficiently and effectively connect a mobile workforce with real-time enterprise information, including customer data, directory information and schedules.
      Our network speech solutions allow users to direct their own calls, obtain information and conduct transactions by simply speaking naturally over any telephone. Our solutions are used within a wide range of applications, across many customer-service intensive industries, including financial services, telecommunications, healthcare, utilities, government, travel and entertainment. Our software is integrated into applications such as flight information, personal banking, directory assistance, equipment repair and claims processing. We provide an extensive portfolio of speech technologies and applications that offer superior accuracy, support up to 46 languages and make caller interactions more dynamic and natural. Our solutions adhere to global industry standards and we provide speech technologies and services in more languages than any other vendor.
      We complement our technologies and products with a professional services organization that supports customers and partners with business and systems consulting project management, user interface design and application development assistance. Our professional services are designed to shorten time-to-market, assist customers, reduce implementation risks and improve our customers’ competitive position. We service our customers from principal offices located domestically in Boston, Menlo Park, New York and San Francisco and internationally in Aachen, Germany; London, Mexico City, Montreal and Sydney. In addition, we offer packaged solutions for applications that are common across a large set of customers and vertical markets.
      We license our network speech products to enterprise businesses, such as those in the Fortune 1000, and telecommunications carriers. Although in certain cases we sell directly to our customer, the majority of our solutions are fulfilled through our channel networks comprised of telecommunications equipment companies, systems integrators and technology providers including Avaya, Cisco, Genesys, Intervoice and Nortel, that integrate our solutions into hardware and software platforms.
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
      Our embedded speech solutions add voice control capabilities to applications integrated in a variety of automobiles and devices, such as mobile phones, PDAs, consumer electronics and navigation systems. This technology identifies specific words and phrases at any moment in time, converting spoken words into instructions that control functions within applications. Our solutions support dynamic vocabularies and have sophisticated noise management capabilities that improve accuracy, even in noisy environments. Our products scale to meet the size and accuracy requirements for automotive and navigation systems and offer rapid application development tools, extensive compatibility with hardware and operating systems and support multiple languages. We include toolkits with our software that help developers add our technologies to applications such as navigation systems, hands-free cell phone devices and voice-activated controls in an automobile.
      Our embedded speech solutions are used by automobile, cell phone, entertainment and aftermarket system manufacturers, and their suppliers, including Alpine, Bosch-Blaupunkt, Delphi, General Motors, LG, Microsoft, Motorola, Nokia, Pioneer, Samsung, Sony and Visteon. These technologies are included as part of a larger system, application or solution that is designed, manufactured and sold by our customers. These customers include handset and other device manufacturers and tier-one suppliers, companies whose size and importance qualifies them to be direct suppliers to the major automotive manufacturers, and in-dash radio, navigation system and other electronic device manufacturers.
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
      Our Dragon dictation solutions increase productivity in the workplace by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. Our Dragon NaturallySpeaking solutions allow users to automatically convert speech into text at up to 160 words-per-minute, much faster than most people can type, while our Dragon MT (Medical Transcription) platform is a complete solution for automating the capture, processing and conversion of recorded dictation into electronic transcripts. Our software supports a vocabulary of more than 300,000 words that can be expanded by users to include specialized words and phrases, is designed to adapt to individual voice patterns and accents and is highly accurate, able to achieve accuracy rates of up to 99%.
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

      The Dragon Dictation Solutions family of products delivers enhanced productivity for professionals and consumers that create documents and transcripts, and are available in versions that deliver specific capabilities important to legal and healthcare industries. Healthcare represents the most significant market opportunity for our dictation solutions, as more than $10 billion is spent each year to manually convert recorded dictation into electronic transcripts. We have expanded our capabilities within healthcare by enhancing Dragon Naturally-Speaking Medical and through the introduction of the Dragon MT Workflow System, an XML-based platform used by medical transcription teams to automate the way they capture, process and convert recorded dictation into electronic transcripts. The Dragon MT Workflow System, based upon technology gained from the acquisition of MedRemote, can reduce transcription processing costs up to 50% when compared to manual systems. A growing number of healthcare vendors and integrators, including Agfa, Cerner, Dictaphone, IDX and SoftMed Systems, have joined with Nuance to speech-enable their healthcare solutions.
      We offer a range of desktop and server solutions, each with features that match a specific customer target. Our solutions are also used in enterprises and workgroups, particularly in the medical, legal, government, finance and education sectors. The Dragon NaturallySpeaking family of products includes legal and medical vocabularies; supports the creation of custom vocabularies; and delivers capabilities that allow a user to access the application from within distributed care provider facilities. Our dictation software is available in eight languages. We utilize a combination of our global reseller network and direct sales to distribute our speech recognition and dictation products.

Overview of Imaging Market
      Every day, millions of people work with documents — as paper, as PDF, on email and using word processing applications. The proliferation of the Internet, email and personal computer networks have greatly simplified the ability to share documents, resulting in an ever-growing volume of documents to be used and stored. Our ScanSoft Imaging Solutions family of products are used by millions to automate the conversion of paper and PDF into fully-formatted documents that can be edited; to turn any digital document or photograph into a secure PDF that can be easily shared; and to empower everyone to eliminate the costs associated with paper documents through easy-to-use scanning, document management and electronic document routing solutions.
      Our ScanSoft Imaging Solutions are desktop applications that are used to reduce the time and costs associated with creating, sharing and using documents. We have versions of our products that enable us to provide solutions to OEM hardware vendors, home office, small business and enterprise customers.
      Document and PDF Conversion. Despite the broad use of personal computers, there is no single standard for sharing and using documents. Millions of documents are shared every day as paper, as PDF and as electronic files in various word processing formats, creating barriers to productivity when people need to move existing documents between those formats. For example, manually reproducing a paper or PDF document in Microsoft Word, complete with text, columns and graphics, is both time consuming and costly. These productivity challenges are compounded whenever new formats are introduced into the market, such as the XML Paper Specification (XPS) format developed by Microsoft in support of future versions of Microsoft Office and Microsoft Vista.
      Our solutions help people and businesses save time and money by automatically converting documents from one format to another — for example turning existing paper documents and PDF files into fully-formatted documents that can be edited using Microsoft Office, Corel WordPerfect and other editing applications. Our OmniPage product family, uses Optical Character Recognition and page segmentation technology to deliver highly accurate document and PDF conversion, replacing the need to manually re-create documents. Our software preserves document formatting and provides editing capabilities that re-create the complex components in a typical document, including formatted text, columns, graphics, tables and spreadsheets. Our products can be used with existing business applications and enable the distribution and publishing of documents to email, Internet and mobile applications using standard file formats, including XML, HTML, PDF and Open eBook.

      The proliferation of multifunction devices and digital copiers connected over a network has increased the number of documents that individuals within an enterprise are transforming into digital format. Our software solutions create a more efficient method to process static documents in enterprise content management and database systems (usually as searchable PDF representations), thereby enhancing the value of their investments in these systems. All of these documents can then be more easily archived, edited and combined within the enterprise.
      Our solutions are used by individuals, and in professional office settings, particularly in the government, legal, finance and education sectors. Our OCR software is available in 11 languages. We utilize a combination of our global reseller network and direct sales to distribute our document conversion and PDF products. We license our software to companies such as Brother, Canon, Dell, HP and Xerox, which bundle our solutions with multifunction devices, digital copiers, printers and scanners.
      We also license software development toolkits to independent software vendors, integrators and in-house developers to add document and PDF conversion capabilities to their applications. Our independent software vendor customers, who use our technology for production capture or desktop applications, include vendors such as Autodesk, Canon, EMC/Captiva, Filenet, Kofax, Microsoft, Sharp and Verity.
      Digital Paper Management. As the volume and complexity of corporate data continues to multiply, organizations are increasingly challenged in their efforts to simplify the way they store and manage all of their paper and digital documents. The wide dispersion of documents makes finding information even more difficult, time-consuming and costly. As a result, businesses need solutions that allow individuals, workgroups or the entire organization to more efficiently organize, find and share business documents.
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
      Our digital paper management solutions are used by individuals, and in enterprises and workgroups, especially those within the legal, healthcare, financial, government, real estate and education industries. Our digital paper management software is available in more than eight languages. We utilize a combination of our global reseller network and direct sales to distribute our digital paper management products. We also license our software to companies such as Brother, Hewlett-Packard, and Xerox, which bundle our solutions with multifunction devices, digital copiers, printers and scanners.
      Better PDF for Business. PDF, a published format specification invented by Adobe Systems, has become a popular way to share same-as-paper documents through email, PC networks and on the Web. Over 50 vendors, including Nuance, have implemented solutions based upon the public PDF specification, which is also the basis for PDF-A, a new International Standards Organization (ISO) standard. With over $700 million per year spent on various PDF solutions worldwide, we believe that there is a market opportunity for PDF products targeted specifically at office workers and businesses.
      Our “Better PDF for Business” product family is comprised of three desktop applications. PDF Converter, developed in collaboration with Microsoft, is an affordable solution used to turn existing PDF files into fully-formatted Microsoft Word, Microsoft Excel and Corel WordPerfect documents that can be edited. PD Create! is an affordable solution to enable the creation of PDF from all of your PC applications, including support for PDF security, font embedding and other advanced features. PDF Converter Professional is our flagship PDF application, providing businesses with an affordable alternative to Adobe Acrobat and Adobe

Acrobat Professional. PDF Converter Professional enables users to view, manipulate and edit PDF documents, as well as create and complete PDF forms. Our solutions are compatible with public PDF specifications, and have proven to be a cost-effective alternative to those offered by Adobe Systems.
      Our PDF solutions are used by individuals, and in enterprises and workgroups, especially those within the legal, healthcare, financial, government, real estate and education industries. Our PDF software is available in more than eight languages. We utilize a combination of our global reseller network and direct sales to distribute our PDF products.
Our Competitive Strengths
      Core Technology Assets. In recent years, we have developed and acquired extensive technology assets, intellectual property and industry expertise in speech and imaging. Our technologies are based on complex mathematical formulas, which require extensive linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities. We continue to invest in the advancement of our technologies to maintain our market leading position and to develop new applications. As of September 30, 2005, we had 391 full-time employees in research and development, and our technologies were covered by more than 500 patents and patent applications, expiring on various dates between 2005 and 2020.
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
      International Focus. The broad language coverage within our product offerings increases the likelihood that vendors selling globally will select our technology. Our language coverage is difficult for competitors to duplicate, and our presence in global markets limits the potential entry of new regional competitors. With more than one half of our employees located outside of North America, we are able to efficiently compete on a global basis.
      Multiple End Markets. We license to a range of end markets and maintain a tiered distribution model that provides a diversified revenue stream and broad market exposure. We are not dependent on any single market segment or set of end customers and earn revenue from both established and emerging markets.
      Specialized Professional Services. We complement our technologies and products with a professional services organization that supports customers and partners, particularly in speech, with business and systems consulting, project management, user interface design and application development assistance. Our professional services are designed to shorten time-to-market, assist clients, reduce implementation risks and improve clients’ competitive position.
Our Strategy
      Participate Broadly In Speech. We intend to leverage our comprehensive technologies and leadership in speech to expand our opportunities in the call center, automotive, healthcare, telecommunications and mobile markets. We also intend to pursue emerging opportunities to use our speech technology within consumer devices, games and other embedded applications. To expand our position in speech, we intend to introduce new versions of our products and applications; complete new license agreements with customers and partners that will resell our technologies; and continue to make strategic acquisitions that we believe complement our existing solutions and resources in the telecommunications, automotive and electronics markets.

      Pursue Opportunities for Dictation in Healthcare. We intend to increase our investments and efforts in providing dictation solutions to the healthcare market where we believe there is a large opportunity to automate transcription processes and information workflow. We have formed a healthcare-specific sales organization to aggressively pursue sales into care provider organizations; expanded our reseller and system integrator channels within healthcare; and entered into OEM license agreements with leading healthcare IT hardware and software vendors.
      Expand Worldwide Channels. We intend to expand our global channel network and build upon our existing distribution channels, especially in Europe, Asia and Latin America. Along these lines, we have added sales employees in different geographic regions and launched programs and events to help recruit new partners for our channel network.
      Expand PDF and Imaging Solutions. We intend to enhance the value and functionality of our PDF and imaging solutions to enable enterprises to address the proliferation of PDF, the expanded use of content management systems, and the widespread adoption of networked multifunction and digital scanning devices. We intend to continue to introduce new and improved versions of our products to take advantage of developing market opportunities. We also plan to enhance our software development toolkits so our technologies can be integrated with more third-party and OEM solutions.
      Pursue Strategic Acquisitions. We have selectively pursued strategic acquisitions to expand our technology, channel and service resources and to complement our organic growth. For example, during 2003 we completed the LocusDialog, SpeechWorks and Philips acquisitions, in fiscal 2004 we completed the Telelogue and B&G acquisitions, and in fiscal 2005 we completed the Rhetorical, ART, Phonetic, MedRemote and Former Nuance acquisitions. We intend to continue to pursue strategic acquisitions as a part of our growth strategy.
Sales, Distribution and Fulfillment
      We market and distribute our products indirectly through a global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; and directly through our dedicated direct sales force and through our e-commerce website (www.nuance.com). As of September 30, 2005, we had 300 sales and marketing employees worldwide.
      We have established relationships with more than 2,000 channel partners, including leading system vendors, independent software vendors, value-added resellers and distributors, through which we market and distribute our products and solutions. In speech, companies such as Avaya, Bosch-Blaupunkt, Cisco, Delphi, Dictaphone, Genesys, LG, Microsoft, Nokia, Nortel, Samsung and Visteon embed our technologies into telecommunications systems and automotive, PC, handset, healthcare or multimedia applications. In imaging, companies such as Brother, Dell, Hewlett-Packard, Visioneer and Xerox include our technology in digital copiers, printers and scanners, as well as multifunction devices that combine these capabilities. In addition, companies such as Corel, Canon, Captiva, Kofax, Sharp and Verity embed our imaging technology into their commercial software applications.
      We license our applications to enterprises, professionals and consumers through distribution and fulfillment partners, including 1450, Ingram Micro, Tech Data and Digital River. These distribution and fulfillment partners provide our products to computer superstores, consumer electronic stores, eCommerce Web sites, mail order houses and office superstores, such as Amazon.com, Best Buy, CDW, MicroWarehouse, Circuit City, CompUSA, Fry’s Electronics, Office Depot, PC Connection and Staples.
      In fiscal 2005 two distribution partners, Ingram Micro and Digital River, accounted for 11% and 9% of our consolidated total revenue, respectively. For fiscal 2004, Ingram Micro and Digital River accounted for 14% and 8% of our consolidated total revenue, respectively. Sales of our dictation, document and PDF conversion products and our digital paper management products represented approximately 20%, 20% and 9%, of our total revenue, respectively, for fiscal 2005, as compared to 17%, 25% and 9%, respectively in fiscal 2004.

Proprietary Technology
      We exploit our proprietary technology, trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain our competitive position. We rely on patent law, copyright law, trade secret laws, secrecy, technical measures, licensee agreements and non-disclosure agreements to protect our technology, trade secrets and other proprietary rights. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business, to maintain a technological advantage over our competitors and to generate licensing revenue. In this regard, we have obtained patents that directly relate to our products. Our speech and imaging technologies are covered by more than 500 patents and patent applications. These patents expire on various dates between 2005 and 2020.
      To protect our ownership rights in our software products, we license our products to OEMs and resellers on a non-exclusive basis with contractual restrictions on reproduction, distribution and transferability. In addition, we generally license our software in object code form only. We license certain of our software products to end-users by use of a “shrink-wrap” or “click wrap” customer license that restricts the end-user to personal use of the product.
      We require our employees to execute confidentiality and invention assignment agreements in order to protect our proprietary technology and other proprietary rights. We also rely on trade secrets and proprietary know-how to protect our proprietary rights.
Research and Development
      The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing client requirements. As a result, we believe that our future growth is highly dependent on the timely and efficient introduction of new and updated products and technology. As of September 30, 2005, we employed 391 people in research and development, a majority of whom are located in international locations. Our employees based in overseas facilities extend our global focus while often lowering our overall cost of research and development. To promote efficiency in our research and development efforts, we have organized the effective use of global development teams and a comprehensively integrated development process. In addition, we have developed and refined our time-to-market process, which contributes to cost-effective resource management while promoting technology sharing across programs.
      Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our clients. Our research and development expenses for the twelve months ended September 30, 2005, the nine months ending September 30, 2004 and the twelve months ended December 31, 2003 were $38.9 million, $26.2 million and $33.9 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. To date we have not capitalized any research and development expenses and all costs have been expensed as incurred.
International Operations
      We currently have offices in a number of international locations including: Australia, Belgium, Canada, Denmark, England, France, Germany, Hong Kong, Hungary, Italy, Japan, the Netherlands, Poland, Spain, Sweden and Taiwan. The scope of our international operations includes research and development, customer support and sales and marketing. Our international research and development is conducted in Budapest, Hungary; Merelbeke, Belgium; Aachen, Germany; Montreal, Canada and Tel Aviv, Israel. Additionally sales and support offices are located throughout the world to support our current international customers and to expand our international revenue opportunities.
      Geographic revenue classification is based on the country in which the sale originates. Revenue for the twelve months ended September 30, 2005 was 64% in the United States and 36% international, as compared to the nine months ended September 30, 2004 which was 68% in the United States and 32% international.

      For a discussion of risks attendant to our international operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — A significant portion of our revenue is derived from sales in Europe and Asia. Our results could be harmed by economic, political, regulatory and other risks associated with these and other international regions.”
Competition
      There are a number of companies that develop or may develop products that compete in our targeted markets; however, currently there is no one company that competes with us in all of our product areas. The individual markets in which we compete are highly competitive, and are subject to rapid technology changes. Within speech, we compete with AT&T, Fonix, IBM, Loquendo, Microsoft, Philips, Telisma and Voice Signal. Within imaging, we compete directly with ABBYY, Adobe, I.R.I.S. and NewSoft. In speech, some of our partners such as Avaya, Cisco, Edify, Genesys and Nortel develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in both speech and imaging produce technologies or products that are competitive with our solutions in some markets. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.
      Some of our competitors or potential competitors in our markets, such as Adobe, IBM and Microsoft, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors  — The markets in which we operate are highly competitive and rapidly changing, and we may be unable to compete successfully.”
Employees
      As of September 30, 2005, we employed 1,112 people on a full-time basis, 515 in the United States and 597 internationally. Of the total, 391 were in product research and development, 300 in sales and marketing, 196 in professional service consulting, 72 in operations and support, and 153 in finance and administration. Our employees may be subject to collective bargaining agreements at a company or industry level in those countries where this is part of the local labor law or practice. We have experienced no work stoppages and believe that our employee relations are good. We have utilized the services of consultants, third-party developers, and other vendors in our sales, development, manufacturing activities and finance and administration functions.
Available Information
      Our reports filed with Securities and Exchange Commission, including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.nuance.com, as soon as reasonably practicable after such reports are filed electronically with the Securities and Exchange Commission.

Item 2.	Properties
      Our corporate headquarters and administrative, sales, marketing, research and development and support functions occupy approximately 88,400 square feet of space that we lease in Burlington, Massachusetts. We also lease additional properties in the United States and a number of foreign countries. The following table summarizes our significant leased properties as of September 30, 2005:

Location	Sq. Ft.	Lease Term	Primary Use

Burlington, Massachusetts	88,400	May 2015	Corporate headquarters and administrative, sales, marketing, research and development and support functions.
Menlo Park, California(1)	49,500	August 2009	Sales, marketing and support functions.
Aachen, Germany(2)	30,000	March 2006	Research and development.
Budapest, Hungary	21,200	December 2006	Research and development.
Merelbeke, Belgium	20,100	April 2008	International headquarters and research and development.
Montreal, Quebec(3)	44,500	June 2006 to March 2013	Sales, marketing, research and development, customer support and order fulfillment functions.
Menlo Park, California(4)	140,900	July 2012	Not occupied.
Boston, Massachusetts(5)	35,600	September 2006	Not occupied.
New York, New York(6)	26,200	February 2016	Subleased to two separate third-party tenants.

(1)	Comprised of three leases. These leases are for property assumed as part of our acquisition of Former Nuance. Two of these facilities are expected to be vacant beginning in January 2006. See Note 10 of Notes to Consolidated Financial Statements.

(2)	The lease for this property was assumed as part of our Philips acquisition.

(3)	Comprised of three leases, each assumed from an acquisition we have consummated.

(4)	The lease for this property was assumed as part of our acquisition of Former Nuance. See Note 10 of Notes to Consolidated Financial Statements.

(5)	Pursuant to an agreement between us and the landlord, this lease was terminated early in October 2005.

(6)	The lease for this property was assumed as part of our SpeechWorks acquisition.
      In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the United States and internationally. As of September 30, 2005, we were productively utilizing substantially all of the space in our facilities, except for space identified above as “Not occupied” or that has been subleased to third parties. We believe that our existing facilities are adequate for our needs for at least the next twelve months.

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
      From time to time, we receive information concerning possible infringement by third parties of our intellectual property rights, whether developed, purchased or licensed by us. In response to any such circumstance, we have counsel investigate the matter thoroughly and we take all appropriate action to defend our rights in these matters.
      On May 18, 2005, Nuance Communications, Inc. (“Former Nuance”) received a copy of a complaint naming Former Nuance and the members of the board of directors as defendants in a lawsuit filed on May 13, 2005, in the Superior Court of the State of California, County of San Mateo, by Mr. Frank Capovilla, on behalf of himself and, purportedly, the holders of Former Nuance’s common stock. The complaint alleges, among other things, that Former Nuance’s board of directors breached their fiduciary duties to Former Nuance’s stockholders with respect to the Merger Agreement that was entered into with ScanSoft, Inc. The complaint seeks to declare that the Merger Agreement is unenforceable. The complaint also seeks an award of attorney’s and expert’s fees. We believe the allegations of this lawsuit are without merit and expect to vigorously contest the action.
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
      On July 15, 2003, Elliott Davis (“Davis”) filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. In addition, on November 26, 2003, Davis filed an action against us in the United States District Court for the Western District for New York (Buffalo) also claiming patent infringement. Damages are sought in an unspecified amount. SpeechWorks filed an Answer and Counterclaim to Davis’s Complaint in its case on August 25, 2003 and we filed an Answer and Counterclaim to Davis’s Complaint in its case on December 22, 2003. We believe these claims have no merit, and intend on defending the actions vigorously.
      On November 27, 2002, AllVoice Computing plc (“AllVoice”) filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that we are infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to Their Audio Data While Text Is Being Changed” (the “‘273 Patent”). The ‘273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although we have several products in the speech recognition technology field, we believe that our products do not infringe the ‘273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. We filed an Answer on December 23, 2002. On January 4, 2005, the case was transferred to a new judge of the United States District Court for the Southern District of Texas for administrative reasons. We believe that we have meritorious defenses and intend on defending the action vigorously.
      In August 2001, the first of a number of complaints was filed, in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased Former Nuance stock between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including approval of the court. The settlement is not expected to have a material impact upon our financial condition or results of operations, as payments, if any, are expected to be made by insurance carriers, rather than by us. In July 2004, the underwriters filed a motion opposing approval by the court of the settlement among the plaintiffs, issuers and insurers. In March 2005, the court granted preliminary approval of the settlement, subject to the parties agreeing to modify the term of the settlement which limits each underwriter from seeking contribution against its issuer for damages it may be forced to pay in the action. In the event a settlement is not concluded, we intend to defend the action vigorously. We believe that we have meritorious defenses to the claims against Former Nuance.
      We believe that the final outcome of these matters will not have a significant adverse effect on our financial position and results of operations. However, even if our defense is successful, the litigation could require significant management time and could be costly. Should we not prevail in any such litigation, our operating results, financial position and cash flows could be adversely impacted.

Item 4.	Submission Of Matters To A Vote Of Security Holders
      On August 31, 2005, we held a special meeting of our stockholders at which the following actions were voted upon:

(a) To approve the issuance of shares of our common stock in connection with a two step merger pursuant to which (i) in the first step, Nova Acquisition Corporation, a wholly-owned subsidiary of Nuance, merged with and into Former Nuance, with Former Nuance surviving as a wholly owned subsidiary of Nuance and (ii) in the second step, Former Nuance will merge with and into Nova Acquisition LLC, a wholly owned subsidiary of Nuance, as contemplated by the Agreement and Plan of Merger, dated as of May 9, 2005, among ScanSoft, Nova Acquisition Corporation, Nova Acquisition LLC and Former Nuance.

Votes For	Votes Against	Abstained

73,389,095	1,301,760	70,940

(b) To approve the Stock Purchase Agreement, dated as of May 5, 2005, by and among ScanSoft and Warburg Pincus Private Equity VIII, L.P. and certain of its affiliated entities, and the issuance of the shares of our common stock and warrants to acquire shares of our common stock pursuant to the Stock Purchase Agreement.

Votes For	Votes Against	Abstained

73,262,457	1,402,386	96,952

(c) To approve the assumption of stock options outstanding under the Former Nuance stock option plans with an exercise price of $10.00 or less in the manner set forth in the Agreement and Plan of Merger.

Votes For	Votes Against	Abstained

69,339,309	5,255,338	107,148
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
      Our common stock commenced trading on the Nasdaq National Market on December 11, 1995 under the symbol “VSNR,” and traded under that symbol until March 3, 1999. Subsequent to March 3, 1999 and until November 21, 2005, our common stock traded under the symbol “SSFT”. Effective November 22, 2005, our common stock is now traded on the Nasdaq National Market under the symbol “NUAN”. As of November 30, 2005, there were outstanding 160,200,839 shares of common stock. The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported on the Nasdaq National Market. As our fiscal 2004 included the period beginning January 1, 2004 and ending September 30, 2004 there is no fourth quarter in that fiscal year.

	High	Low

Fiscal 2005:
First quarter	$4.51	$3.25
Second quarter	4.80	3.43
Third quarter	4.64	3.42
Fourth quarter	5.38	3.74
Fiscal 2004:
First quarter	$6.36	$4.63
Second quarter	5.84	4.58
Third quarter	5.00	3.61
      The equity compensation plan information incorporated by reference into Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.
      As of November 30, 2005, there were 1,086 stockholders of record and the last reported sale price of our common stock on the Nasdaq National Market was $6.22 per share.
Dividend Policy
      We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.
      Our loan and security agreement with Silicon Valley Bank, as amended on March 31, 2004, and again on March 31, 2005 contains a restrictive covenant which prohibits us from paying or declaring any dividends on our capital stock during the term of the agreement (except for dividends payable solely in capital stock) without Silicon Valley Bank’s prior written consent. In addition, the zero coupon convertible subordinated debenture due in January 2006 that was issued to Koninklijke Royal Philips Electronics N.V. in connection with our acquisition of the Speech Processing Telephony and Voice Control business units of Philips contains a restrictive covenant which prohibits us from paying or declaring any dividend or distribution (other than distributions of our equity securities) on our capital stock while the debenture is outstanding. This restriction terminates if one half or more of the debenture is converted by Philips into our common stock.
      We have not publicly announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes fiscal 2005 repurchases of our common stock, which represent shares returned to satisfy tax withholding obligations:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased(1)	per Share	Programs	Plans or Programs

July 1, 2005 through July 31, 2005	—	$—	—	—
August 1, 2005 through August 31, 2005	32,043	5.17	—	—
September 1,2005 through September 30, 2005	18,384	5.18	—	—

Total	50,427	$5.17	—	—

(1)	In fiscal 2005, a total of 75,354 shares of our common stock were returned to us to satisfy tax withholding obligations. The average price paid for these shares was $4.80 per share.

Item 6.	Selected Financial Data
      On October 23, 2004, our Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in this Form 10-K to the period ended September 30, 2004 refer to the nine months ended September 30, 2004. References to fiscal 2005, refers to the period beginning on October 1, 2004 and ending on September 30, 2005. References to fiscal 2003, refers to the period beginning January 1, 2003 and ending on December 31, 2003.
      The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The interim statement of operations for the nine months ended September 30, 2003 is unaudited and, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results of operations for the nine months ended September 30, 2003.

						Nine Months
		Nine Month				Ended
	Year Ended	Period Ended	Year Ended December 31,			September 30,
	September 30,	September 30,				2003
	2005(4)	2004(3)	2003(2)	2002	2001(1)	(Unaudited)

	(In thousands)
Consolidated Statement of Operations Data:
Total revenue	$232,388	$130,907	$135,399	$106,619	$62,717	$88,529

Gross margin	163,317	89,179	98,760	80,730	35,676	65,405
Income (loss) from operations	2,032	(7,993)	(6,462)	6,603	(16,931)	(7,033)
Income (loss) before income taxes	1,395	(8,045)	(5,787)	6,587	(17,194)	(6,375)
Provision for (benefit from) income taxes	6,812	1,333	(269)	254	(317)	473

Net income (loss)	$(5,417)	$(9,378)	$(5,518)	$6,333	$(16,877)	$(6,848)

Net income (loss) per share:
basic and diluted	$(0.05)	$(0.09)	$(0.07)	$0.09	$(0.34)	$(0.10)

Weighted average common shares outstanding:
Basic	109,540	103,780	78,398	67,010	49,693	71,286

Diluted	109,540	103,780	78,398	72,796	49,693	71,286

	As of September 30,		As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short and long-term investments	$95,814	$47,691	$42,584	$18,853	$14,324
Working capital	12,130	27,940	44,305	16,842	9,318
Total assets	757,212	392,653	401,940	143,690	142,070
Long-term debt	35	27,700	27,859	—	3,273
Total stockholders’ equity	514,665	301,745	303,226	119,378	114,534
      See Note 3 of Notes to Consolidated Financial Statements for further information on our acquisitions made during fiscal 2005, 2004 and 2003.

(1)	On December 12, 2001, the Company acquired the Speech and Language Technology Business of Lernout & Hauspie Speech Products, N.V.

(2)	On January 30, 2003, the Company acquired Royal Philips Electronic Speech Processing Telephony and Voice Control business units, and related intellectual property.
           On August 11, 2003, the Company acquired SpeechWorks International, Inc.
           On December 19, 2003, the Company acquired LocusDialog, Inc.

(3)	On June 15, 2004, the Company acquired Telelogue, Inc.
           On September 16, 2004, the Company acquired Brand & Groeber Communications GbR.

(4)	On December 6, 2004, the Company acquired Rhetorical Systems, Ltd.
           On January 21, 2005, the Company acquired ART Advanced Recognition Technologies, Inc.
           On February 1, 2005, the Company acquired Phonetic Systems Ltd.
           On May 12, 2005, the Company acquired MedRemote, Inc.
           On September 15, 2005, the Company acquired Nuance Communications, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in “Risk Factors” starting on page 31 and elsewhere in this Annual Report.
Forward-looking Statements
      This annual report contains forward-looking statements. These forward-looking statements include predictions regarding:

•	OUR FUTURE REVENUE, COST OF REVENUE, RESEARCH AND DEVELOPMENT EXPENSES, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AMORTIZATION OF OTHER INTANGIBLE ASSETS AND GROSS MARGIN;

•	OUR STRATEGY RELATING TO SPEECH AND IMAGING TECHNOLOGIES;

•	THE POTENTIAL OF FUTURE PRODUCT RELEASES;

•	OUR PRODUCT DEVELOPMENT PLANS AND INVESTMENTS IN RESEARCH AND DEVELOPMENT;

•	FUTURE ACQUISITIONS;

•	INTERNATIONAL OPERATIONS AND LOCALIZED VERSIONS OF OUR PRODUCTS; AND

•	LEGAL PROCEEDINGS AND LITIGATION MATTERS.
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
      Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this annual report under the heading “Risk Factors”. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

Overview of the Business
      We offer businesses and consumers competitive and value-added speech and imaging solutions that facilitate the way people access, share, manage and use information in business and in daily life. We market and distribute our products indirectly through a global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; and directly to businesses and consumers through a dedicated direct sales force and our e-commerce website (www.nuance.com). The value of our solutions is best realized in vertical markets that are information and process intensive, such as healthcare, telecommunications, financial services, legal and government.
      Our strategy is to deliver premier, comprehensive technologies and services as an independent application or as part of a larger integrated system in two areas — speech and imaging. Our speech technologies enable voice-activated services over a telephone, transform speech into written word, and permit the control of devices and applications by simply speaking. Our imaging solutions eliminate the need to manually reproduce documents, automate the integration of documents into business systems, and enable the use of electronic documents and forms within database, Internet, mobile and other business applications. Our software is delivered as part of a larger integrated system, such as systems for customer service call centers, or as an independent application, such as dictation, document conversion or PDF, navigation systems in automobiles or digital copiers on a network. Our products and technologies deliver a measurable return on investment to our customers.
      Our extensive technology assets, intellectual property and industry expertise in speech and digital capture provide us with a competitive advantage in markets where we compete. Our technologies are based on complex mathematical formulas, which require extensive amounts of linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities, and we continue to build upon our leadership position. Our speech technology has industry-leading recognition accuracy, provides recognition for 46 languages and natural sounding synthesized speech in 25 languages, and supports a broad range of hardware platforms and operating systems. Our digital capture technology is recognized as the most accurate in the industry, with rates as high as 99.8%, and supports more than 100 languages. Our technologies are covered by more than 500 patents or patent applications. Our intellectual property, whether purchased and included as an asset on our balance sheet, or developed internally and thus not generally included on our balance sheet, is critical to our success and competitive position, and ultimately to our market value. We rely on a combination of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights.
      Our strategy includes participating broadly in speech, pursuing opportunities for dictation in the healthcare industry and other key vertical markets, expanding our PDF and imaging solutions, providing our partners and customers with a comprehensive portfolio of solutions, promoting the broad adoption of our technology, building global sales and channel relationships and pursuing strategic acquisitions that complement our resources.
      Nuance was incorporated in 1992 as Visioneer. In 1999, we changed our name to ScanSoft, Inc. and ticker symbol to SSFT. In October 2005, we changed our name to Nuance Communications, Inc., and in November 2005 we changed our ticker symbol to NUAN. From our founding until 2001, we focused exclusively on delivering imaging solutions that simplified converting and managing information as it moved from paper formats to electronic systems. On March 13, 2000, we merged with Caere Corporation, a California-based digital imaging software company, to expand our applications for document and electronic forms conversion. In December 2001, we entered the speech market through the acquisition of the Speech & Language Technology Business from Lernout & Hauspie. We believed speech solutions were a natural complement to our imaging solutions as both are developed, marketed and delivered through similar resources and channels. We continue to execute against our strategy of being the market leader in speech through the organic growth of our business as well as through strategic acquisitions. Since the beginning of fiscal 2003, we have completed a number of acquisitions, including:

•	On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units (“Philips”) to expand our solutions for speech in call centers and within automobiles and mobile devices.

•	On August 11, 2003, we acquired SpeechWorks International, Inc. (“SpeechWorks”) to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

•	On December 19, 2003, we acquired LocusDialog, Inc. (“LocusDialog”) to expand our speech application portfolio with automated attendant solutions for business.

•	On June 15, 2004, we acquired Telelogue, Inc. (“Telelogue”) to enhance our automated directory assistance solutions.

•	On September 16, 2004, we acquired Brand & Groeber Communications GbR (“B&G”) to enhance our embedded speech solutions, which will make mobile phones accessible to the visually impaired using Nuance’s text-to-speech technology.

•	On December 6, 2004, we acquired Rhetorical Systems, Inc. (“Rhetorical”) to complement our text-to-speech solutions and add capabilities for creating custom voices.

•	On January 21, 2005, we acquired ART Advanced Recognition Technologies, Inc. (“ART”) to expand our portfolio of speech solutions for handsets and mobile devices.

•	On February 1, 2005, we acquired Phonetic Systems Ltd. (“Phonetic”) to complement our solutions and expertise in automated directory assistance and enterprise speech applications.

•	On May 12, 2005, we acquired MedRemote, Inc. (“MedRemote”) to expand our position in healthcare markets and provide a more comprehensive dictation solution for medical providers and organizations.

•	On September 15, 2005, we acquired Nuance Communications, Inc. (“Former Nuance”) to expand our portfolio of technologies, applications and services for call center automation, customer self service and directory assistance.
      Our focus on providing competitive and value-added solutions for our customers and partners requires a broad set of technologies, service offerings and channel capabilities. We have made and expect to continue to make acquisitions of other companies, businesses and technologies to complement our internal investments in these areas. We have a team that focuses on evaluating market needs and potential acquisitions to fulfill them. In addition, we have a disciplined methodology for integrating acquired companies and businesses after the transaction is complete.
CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition, the costs to complete the development of custom software applications and valuation allowances (specifically sales returns and other allowances); accounting for patent legal defense costs; the valuation of goodwill, other intangible assets and tangible long-lived assets; estimates used in the accounting for acquisitions; assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. These estimates and judgments are discussed with, and reviewed by, the audit committee of our board of directors.
      We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments.
Revenue Recognition
      As a result of our SpeechWorks acquisition in August 2003, professional services became a material component of our business. As a result of this and the implementation of Oracle, in January 2004, we began to separately track and disclose professional services revenue and cost of revenue. Prior to 2004, we did not separately disclose professional services revenue and cost of revenue as they were immaterial and it is not practical to reclassify these revenues and associated costs retroactively.
      We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts” and the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and Emerging Issues Task Force (“EITF”) 01-9 “Accounting for Consideration Given by a Vendor (Including a Reseller of the Vendor’s Products)”, Statement of Financial Accounting Standards (“SFAS”) 48 “Revenue Recognition When Right of Return Exists” and EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred”. In general we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence (“VSOE”) exists for any undelivered elements. We reduce revenue recognized for estimated future returns, price protection and rebates and certain marketing funds.
      Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. We have not aggregated and analyzed historical returns from distributors and resellers to form a basis in order to estimate the future sales returns by distributors and resellers. As a result, we recognize revenue from sales to these distributors and resellers when they have sold products through to retailers and end-users. Title and risk of loss generally pass to the distributor or reseller upon shipment from us, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, we record an allowance against accounts receivable and a reduction of revenue for the sales price of all inventories subject to return.
      We also make an estimate of sales returns by retailers or end users directly or through our distributors or resellers based on historical returns experience. We have aggregated and analyzed historical returns from retailers and end users which forms the basis of our estimate of future sales returns by retailers or end users. In accordance with SFAS 48, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns from retailers differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known. Our accounts receivable balance was $69.5 million and $36.5 million at September 30, 2005 and 2004, respectively. These balances are net of sales returns and other allowances of $10.1 million and $8.8 million and allowances for doubtful accounts of $3.5 million and $2.5 million as of September 30, 2005 and 2004, respectively.
      Revenue from royalties on sales of our products by OEMs to third parties, where no professional services are included, is typically recognized upon delivery to the third party when such information is available, or when we are notified by the OEM that such royalties are due as a result of a sale, provided that all other revenue recognition criteria are met.
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
      We may sell, under one contract or related contracts, software licenses, custom software applications and other services considered essential to the functionality of the software and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based upon VSOE of its fair value, equal to its stated list price as a fixed percentage of the related software product’s price and additionally based upon stated renewal rates. The remainder of the total contract value is then attributed to the software license and related professional services, which are typically recognized as revenue using the percentage of completion method. As a result, discounts inherent in the total contract value are attributed to the software license and related professional services. We may sell, under one contract or related contracts, software licenses, a maintenance and support arrangement and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on VSOE of their respective fair values, as described above. The remainder of the contract value is attributed to the software licenses, which are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met. As a result, discounts inherent in the total contract value are attributed to the software licenses.
      We follow the guidance of EITF 01-9 in determining whether consideration given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

•	We receive an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer’s purchase of our products and services such that we could have purchased the products from a third party, and

•	We can reasonably estimate the fair value of the benefit received.
      When the above conditions are not met, consideration, including that in the form of our equity instruments (if applicable), is recorded as a reduction of revenue, to the extent we have recorded cumulative revenue from the customer or reseller. As a result of this policy, we have recorded a $0.5 million, $0.3 million and $0.2 million reduction in total revenue for the fiscal year ended September 30, 2005, the nine months ended September 30, 2004 and the fiscal year ended December 31, 2003, respectively.
      We follow the guidance of EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred”, and record reimbursements received for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, hotel stays and out-of-town meals.

Accounting for Patent Legal Defense Costs
      We have capitalized external legal costs incurred in the defense of our patents where we believe it is probable and to the extent that the future economic benefit of the patent will be increased. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, write off capitalized costs, if any, in the period the change is determined. As of September 30, 2005 and 2004, capitalized patent legal defense costs were $2.3 million and $0.5 million, respectively.
Valuation of Long-lived Tangible and Intangible Assets and Goodwill
      We have significant long-lived tangible and intangible assets and goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets other than goodwill, are patents and core technology, completed technology and trademarks, and fixed assets which are typically amortized using the straight-line method over their estimated useful lives. The values of intangible assets, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	A decline in our market capitalization below net book value.
      Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.
      Effective January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The standard also requires us to test goodwill for impairment on at least an annual basis. We use July 1st as the date of the annual impairment test. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist, based on our review we have determined that we operate in one reporting unit. Based on this assessment test, we have not had any goodwill impairment charges during our history. We assess the impairment of goodwill more often if indicators of impairment arise. Due to the addition of $150.8 million of goodwill relating to our acquisition of Former Nuance, we reviewed the goodwill for impairment as of September 30, 2005, and again determined that no impairment exists.
      In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. In fiscal 2005, a restructuring charge was recorded that included a $0.2 million charge related to certain leasehold improvements. No impairment charge was recorded in fiscal 2004. In fiscal 2003 a charge of $0.2 million was recorded relating to a portion of the technology acquired from Philips.
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
Accounting for Acquisitions
      We have completed a number of significant business and other asset acquisitions over the preceding five years which have resulted in significant goodwill and other intangible asset balances. Our future business strategy contemplates that we may continue to pursue additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, under SFAS 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on our market value. If prior or future acquisitions are not accretive to our results of operations as expected, our market value declines dramatically, or we determine we have more than one reporting unit, we may be required to complete the second step which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.
Accounting for Stock-based Compensation Instruments
      We apply the principles of SFAS 123 “Accounting for Stock-based Compensation” to value any grants of equity instruments to non-employees as well as to calculate pro forma information relative to our employee awards for disclosure purposes. Application of this principle inherently includes a number of estimates and assumptions including stock price volatility factors. We base our estimates and assumptions on the best information available at the time of valuation; however, changes in these estimates and assumptions including stock price volatility factors could have a material effect on the valuation of the underlying instruments.
Accounting for Long-Term Facility Obligations
      We have historically acquired companies which have previously established restructuring charges relating to lease exit costs, and we have recorded restructuring charges of our own that include lease exit costs. We follow the provisions of EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” or SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”, as applicable. In accounting for these obligations, we are required to make assumptions relating to the time period over which the facility will remain vacant, sublease terms, sublease rates and discount rates. We base our estimates and assumptions on the best information available at the time of the obligation having arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the balance sheet.
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
OVERVIEW OF RESULTS OF OPERATIONS
      On October 23, 2004, our Board of Directors approved a change in our fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in this Form 10-K to the period ended September 30, 2004 refer to the nine months ended September 30, 2004, and are also referred to as fiscal 2004. References to fiscal 2005, refers to the period beginning on October 1, 2004 and ending on September 30, 2005. References to fiscal 2003, refers to the period beginning on January 1, 2003 and ending on December 31, 2003. References to fiscal 2006, refers to the period beginning on October 1, 2005 and ending on September 30, 2006.

      The following table presents, as a percentage of total revenue, certain selected financial data for the twelve months ended September 30, 2005, the nine months ended September 30, 2004 and September 30, 2003 and for the year ended December 31, 2003. The interim statement of operations for the nine months ended September 30, 2003 is unaudited and, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results of operations for the nine months ended September 30, 2003.

		Nine Month		Nine Months
	Year Ended	Period Ended	Year Ended	Ended
	September 30,	September 30,	December 31,	September 30,
	2005	2004	2003	2003

				(Unaudited)
Revenue:
Revenue(1)	73.7%	74.6%	100%	100%
Professional services	26.3	25.4	—	—

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenue	8.8	7.9	19.3	17.7
Cost of professional services	17.0	17.5	—	—
Cost of revenue from amortization of intangible assets	3.9	6.5	7.8	8.4

Gross Margin	70.3	68.1	72.9	73.9
Research and development	16.8	20.0	25.1	28.3
Sales and marketing	33.5	37.5	36.0	35.3
General and administrative	13.0	13.6	12.0	13.0
Amortization of other intangible assets(2)	1.7	1.5	1.7	1.6
Stock based compensation expense	1.3	1.0	0.2	0.2
Restructuring and other charges, net(3)	3.1	0.6	2.7	3.4

Total costs and expenses	99.1	106.1	104.8	107.9

Income (loss) from operations	0.9	(6.1)	(4.8)	(7.9)
Other income (expense), net	(0.3)	(0.1)	0.5	0.7

Income (loss) before income taxes	0.6	(6.2)	(4.3)	(7.2)
Provision for (benefit from) income taxes	2.9	1.0	(0.2)	0.5

Net income (loss)	(2.3)%	(7.2)%	(4.1)%	(7.7)%

(1)	Includes $2.0 million, $6.7 million and $4.3 million of related party revenue in fiscal 2004, fiscal 2003 and the nine months ended, respectively. Related party revenues in fiscal 2005 were immaterial.

(2)	See Note 7 of Notes to Consolidated Financial Statements.

(3)	See Note 11 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Year Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 and Compared to the Year Ended December 31, 2003
      We derive our revenue from licensing our software products to customers through distribution partners and value-added resellers, royalty revenue from OEM partners, license fees from sales of our products to customers and from professional services, which include, but are not limited to, custom software applications and other services considered essential to the functionality of the software, training, and maintenance associated with software license transactions. Our speech technologies use the human voice to interact with information systems and devices and make user experiences more compelling. Our imaging solutions help businesses save time and money by automatically converting paper documents and PDF files into editable and usable digital business documents that can be easily archived, retrieved and shared.

Total Revenue

		Nine Month	%		%
	Year Ended	Period Ended	Change	Year Ended	Change
	September 30,	September 30,	2005 vs	December 31,	2004 vs
	2005	2004	2004	2003	2003

	(Dollars in millions)
Total Revenue	$232.4	$130.9	77.5%	$135.4	(3.3)%
      Total revenue for the twelve month period ended September 30, 2005 increased by $101.5 million to $232.4 million, or 77.5%, compared to the nine month period ended September 30, 2004. The increase in revenue is attributed to several factors, including: a longer fiscal period in 2005, which includes a seasonally strong fourth calendar quarter that contributed $60.6 million of total revenue; excluding that incremental quarter, the total revenue increased $40.9 million, or 31.2%. The substantial majority of the growth derived from comparative periods was the result of organic growth in product lines existing as of January 1, 2004, and a lesser extent was based on revenue related to acquisitions consummated in late fiscal 2004 and during fiscal 2005.
      Total revenue for fiscal 2004 decreased by $4.5 million, or 3.3%, as compared to fiscal 2003. The decrease in revenue was attributable largely to the shorter fiscal period that was partially offset by several factors, including: fiscal 2004 having nine months of SpeechWorks revenue as compared to approximately four months in fiscal 2003, as well as to modest revenue in fiscal 2004 from acquisitions closed in the latter portion of the fiscal year.
      Related party revenue declined significantly in fiscal 2005, consisting of only $39,000 of revenue from Convergys, a company at which one of our directors is an executive. This compares to total related party revenue of $2.0 million and $4.3 million in each of fiscal 2004 and 2003, respectively. The majority of related party revenue for fiscal 2004 and 2003 was from Xerox, who ceased to be a related party as of June 30, 2004, and thus had only a partial year of activity in related party revenue in fiscal 2004, and a full year in fiscal 2003.
      The geographic revenue split in fiscal 2005 was 64% of total revenue in the United States and 36% international. For fiscal 2004 68% of total revenue was in the United States and 32% international, as compared to fiscal 2003 which had 71% of total revenue in the United States and 29% international.

Product Revenue

		Nine Month	%
	Year Ended	Period Ended	Change
	September 30,	September 30,	2005 vs
	2005	2004	2004

	(Dollars in millions)
Product Revenue	$171.2	$97.7	75.2%
      Product revenue for fiscal 2005 increased by $73.5 million, or 75.2%, as compared to fiscal 2004. The increase in product revenue is generally attributable to the factors discussed above with respect to total revenue, including the seasonably strong fourth calendar quarter of calendar 2004 that contributed $46.8 million of increased product revenue; in addition to the revenue from the additional three-month period, the product revenue increased $26.6 million, or 27.3%. The substantial majority of the growth in addition to the additional three months was growth from organic products that we had in our product portfolio as of January 1, 2004, and a lesser portion was based on revenue related to recent acquisitions. Speech related product revenue increased to approximately 60% of total product revenue for fiscal 2005, up from approximately 55% of total product revenue in fiscal 2004. Expressed in dollars, revenue from speech related products totaled $104.2 million for fiscal 2005, as compared to $54.6 million for fiscal 2004. Within speech, network revenue remained relatively stable at approximately 25% of total product revenue in fiscal 2005, while embedded revenue increased to approximately 10% of total product revenue in fiscal 2005, up from approximately 7% in fiscal 2004. The increase in embedded revenue is largely attributable to the acquisition of ART in January 2005. Dictation revenue in fiscal 2005 increased to approximately 25% of total product revenue, up from approximately 22% for fiscal 2004, primarily due to the release of Dragon NaturallySpeaking 8.0 in the first quarter of fiscal 2005, as well as the May 2005 acquisition of MedRemote.
      Imaging related product revenue increased to $66.9 million for fiscal 2005, up 53% relative to fiscal 2004. 33% of this increase is due to the additional three months included in fiscal 2005, and the majority of the remaining increase is attributable to increased sales of our PaperPort product family, which had a new release in the first quarter of fiscal 2005.

Professional Services Revenue

		Nine Month	%
	Year Ended	Period Ended	Change
	September 30,	September 30,	2005 vs
	2005	2004	2004

	(Dollars in millions)
Professional Services Revenue	$61.2	$33.2	84.4%
      As a result of the SpeechWorks acquisition in August 2003, professional services became a material component of our business. As a result of professional services increased significance and the implementation of Oracle, in January 2004, we began to separately track and disclose professional services revenue and cost of revenue. Prior to 2004, we did not separately disclose professional services revenue and cost of revenue as they were immaterial and it is not practical to reclassify this revenue and associated costs retroactively.
      Professional services revenue for fiscal 2005 increased by $28.0 million, or 84.4%, as compared to fiscal 2004. The increase in professional services revenue is partially attributed to the additional three months included in fiscal 2005, including the seasonably strong fourth calendar quarter of calendar 2004 that contributed $13.7 million of increased professional services revenue; in addition to the revenue from that extra three-month period, the professional services revenue increased $14.3 million, or 30.4%. The substantial majority of the growth derived from comparative periods was derived from organic growth in products existing as of January 1, 2004, and a lesser portion was based on recent acquisitions. The organic growth is primarily due to the continued demand for consulting services, both in project size and in the volume of projects. Technical support revenue also contributed to the growth, both from organic products, and from revenue added from certain of the acquisitions during the period. Technical support revenue comprised 6.0% of total revenue for fiscal 2005, as compared to 5.6% in fiscal 2004. Also contributing to the total growth, but at a smaller scale, was an increase inapplication service provider revenue.
      For the fiscal year ended September 30, 2006, we expect to see total revenue grow by approximately 35% to 40%, as compared to fiscal 2005 total revenue of $232.4 million. We anticipate the majority of the growth to come from our speech related products and services, while we expect the imaging product family to contribute relative growth of 5% to 8%.

Cost of Revenue

		Nine Month	%
	Year Ended	Period Ended	Change
	September 30,	September 30,	2005 vs
	2005	2004	2004

	(Dollars in millions)
Cost of Product Revenue	$20.4	$10.3	96.8%
As a Percent of Product Revenue	11.9%	10.6%
      As a result of the SpeechWorks acquisition in August 2003, professional services became a material component of our business. As a result of this, and the implementation of Oracle in January 2004, we began to separately track and disclose professional services revenue and cost of revenue. Prior to 2004, we did not separately disclose professional services revenue and associated cost of revenue as they were immaterial and it is not practical to reclassify these revenues and associated costs retroactively.
      Cost of product revenue in fiscal 2005 and 2004 primarily consists of material and fulfillment costs, manufacturing and operations costs, and also third-party royalty expenses. Cost of product revenue for fiscal 2005 grew to $20.4 million compared to fiscal 2004. This 96.8% increase is due to a number of factors, most significant of which is the additional three months included in 2005 as compared to 2004. Additionally, the expenses have increased along with the 75.2% growth in product revenue as compared to fiscal 2004. As a percentage of product revenue, cost of product revenue for fiscal 2005 increased to 11.9% as compared to 10.6% in fiscal 2004. This increase is primarily due to higher third party royalty expense that amounted to $4.2 million for fiscal 2005, compared to $1.2 million in fiscal 2004. The $3.0 million increase is due to a number of factors including more products that have royalties associated with them and higher royalties associated with renegotiated contracts with third parties for certain imaging products and the 75.2% increase in product revenue. Partially offsetting the royalty increase was a modest decrease in material costs of product revenue, from 5.0% of product revenue in fiscal 2004 to 4.6% for fiscal 2005.

		Nine Month	%
	Year Ended	Period Ended	Change
	September 30,	September 30,	2005 vs
	2005	2004	2004

	(Dollars in millions)
Cost of Professional Services Revenue	$39.6	$22.9	72.4%
As a Percent of Professional Services Revenue	64.7%	69.2%
      Cost of professional services revenue in fiscal 2005 and 2004 primarily consists of compensation for consulting employees and product support personnel, outside consultants and overhead. Cost of professional services for fiscal 2005 grew to $39.6 million, a 72.4% increase compared to fiscal 2004. This increase is due to a number of factors including the additional three months included in fiscal 2005. Additionally, incremental costs were necessary to support the 84.4% growth in related revenue. As a percentage of professional services revenue, cost of professional services revenue for fiscal 2005 dropped to 64.7% compared to 69.2% for fiscal 2004. The percentage decrease in professional services cost as a percent of professional services revenue is attributable to a number of factors, including a reduction in outside consultant expenses and a more efficient utilization of existing headcount.
      Cost of product revenue as a percentage of product revenue for fiscal 2004 was 10.6%, compared to 19.3% of total revenue for fiscal 2003. As noted above, the revenue and costs of revenue for fiscal 2004 and 2003 are not fully comparable due to the professional services being specifically identified in fiscal 2004. Notwithstanding this change in fiscal 2004, the fiscal 2003 professional services were not significant and so some comparison can still be made on an aggregate gross margin basis, as discussed below.

Cost of Revenue from Amortization of Intangible Assets

		Nine Month	%		%
	Year Ended	Period Ended	Change	Year Ended	Change
	September 30,	September 30,	2005 vs	December 31,	2004 vs
	2005	2004	2004	2003	2003

	(Dollars in millions)
Cost of Revenue from Amortization of Intangible Assets	$9.2	$8.4	8.5%	$10.5	(19.8)%
As a Percent of Revenue	3.9%	6.4%		7.8%
      Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology. These assets are amortized into expense over their estimated useful lives. We evaluate these assets for impairment and for appropriateness of their remaining life on an ongoing basis. Cost of revenue from the amortization of intangible assets was $9.2 million in fiscal 2005 and $8.4 million in fiscal 2004. The increase relates to the additional three months in the fiscal 2005 period, partially offset by the net amount of amortization of intangible assets that became fully amortized in fiscal 2004 and new amortization on assets established in connection with our acquisitions during fiscal 2004 and 2005. The cost of revenue related to the amortization of intangible assets in fiscal 2003 was $10.5 million, $2.1 million more than in fiscal 2004. The difference between the two periods primarily is a result of the additional three months in the fiscal 2003 period, partially offset by the increase relating to the acquisitions consummated in fiscal 2003 and 2004.
      We expect the cost of revenue from amortization of intangible assets to increase in fiscal 2006 due to the amortization of intangible assets arising from fiscal 2005 acquisitions, which will be largely offset by the amortization on certain existing assets that was finalized during fiscal 2005. Based on the amortization of the intangible assets existing as of September 30, 2005, and assuming no impairment or reduction in expected lives, we expect the fiscal 2006 amortization will be $9.6 million.

Gross Margin

		Nine Month	%		%
	Year Ended	Period Ended	Change	Year Ended	Change
	September 30,	September 30,	2005 vs	December 31,	2004 vs
	2005	2004	2004	2003	2003

	(Dollars in millions)
Gross Margin	$163.3	$89.2	83.1%	$98.7	(9.7)%
As a Percent of Revenue	70.3%	68.1%		72.9%
      Gross margin for fiscal 2005 increased to 70.3%, up 2.2%, from 68.1% in fiscal 2004. The increase in fiscal 2005 is largely a result of a reduction in the amortization of intangibles as a percentage of revenue, decreasing to 3.9% from 6.4% in fiscal 2004. This decrease in margin is driven by two factors, a 0.9% shift in the mix of total revenue towards lower margin professional services and the increased third party royalties on product revenue, these being largely offset by the nearly 4.5% improvement on the margin of the professional services.
      Gross margin was 68.1% of revenue for the nine months ended September 30, 2004 as compared to 72.9% for the twelve months ended December 31, 2003. The decrease is directly attributable to the increase in professional services revenue, which increased to 25.4% of total revenue for fiscal 2004 from 8.6% in fiscal 2003. The increase in professional services revenue, which has a lower relative gross margin, was attributable to the acquisitions of SpeechWorks and Phillips.

Research and Development Expense

		Nine Month	%		%
	Year Ended	Period Ended	Change	Year Ended	Change
	September 30,	September 30,	2005 vs	December 31,	2004 vs
	2005	2004	2004	2003	2003

	(Dollars in millions)
Research and Development Expense	$38.9	$26.2	48.9%	$34.0	(22.9)%
As a Percent of Revenue	16.8%	20.0%		25.1%
      Research and development expense primarily consists of salary and benefits costs of engineers. We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we plan to continue to invest in research and development activities. To date, we have not capitalized any internal development costs as the cost incurred after technological feasibility but before release of product has not been significant. In fiscal 2005 we continued to invest in research and development, increasing expenses to $38.9 million compared to $26.2 million in 2004. The increase in expenses after reflecting the effect of the three months ended December 2004, results in additional expenses of $3.9 million, or 11% on an annualized basis. While continuing to increase in absolute dollars, this investment has decreased relative to our total revenue, with research and development expenses in fiscal 2005 comprising 16.8% of total revenue, as compared to 20.0% of total revenue for fiscal 2004. This decrease as a percentage of total revenue is due to a number of factors, including relative synergies that we have begun to realize following certain of our acquisitions. Research and development expenses for fiscal 2004 were 20.0% of total revenue, compared to 25.1% of total revenue for fiscal 2003. This percentage decrease reflects synergies in our infrastructure relative to the increased revenue base, while modestly continuing to increase the absolute dollars spent in comparable periods.
      While we will continue to invest in research and development in fiscal 2006, we expect research and development expenses to decline as a percentage of revenue due to growth in total revenue and as a result of synergies related to our overall growth, both organic and as a result of certain of our acquisitions.

Sales and Marketing Expense

		Nine Month	%		%
	Year Ended	Period Ended	Change	Year Ended	Change
	September 30,	September 30,	2005 vs	December 31,	2004 vs
	2005	2004	2004	2003	2003

	(Dollars in millions)
Sales and Marketing Expense	$77.9	$49.1	58.6%	$48.7	0.9%
As a Percent of Revenue	33.5%	37.5%		36.0%
      Sales and marketing expenses include salaries and benefits, commissions, advertising, direct mail, public relations, tradeshows and other costs of marketing programs, travel expenses associated with the sales team and overhead. Sales and marketing expense increased $28.8 million to $77.9 million in fiscal 2005, a 58.6% increase compared to fiscal 2004. The increase in expenses after reflecting the effect of the three months ended December 2004, results in additional expenses of $10.2 million, or 15% on an annualized basis. Absolute dollars have increased, however the sales and marketing expense as a percent of total revenue dropped to 33.5% in fiscal 2005, from 37.5% in fiscal 2004. Decreases in expenses as a percent of revenue were derived largely from an improved efficiency of the sales organization, allowing for total compensation of sales and marketing employees to decrease as a percentage of revenue, to 18.9% of total revenue for fiscal 2005, down from 21.1% for fiscal 2004. Additionally, while the cost of marketing programs increased in absolute terms to $16.8 million for fiscal 2005 from $10.7 million for fiscal 2004, this represents a decrease in terms of the percentage compared to total revenue of 1.0%, from 8.2% in fiscal 2004 to 7.2% in fiscal 2005.
      Sales and marketing expense was 37.5% of total revenue for fiscal 2004, compared to 36.0% in fiscal 2003. The increase in sales and marketing expenses in absolute dollars and as a percentage of total revenue in 2004 was the result of increased compensation costs primarily resulting from the investment in additional sales and marketing personnel added as part of the SpeechWorks and LocusDialog acquisitions completed late in 2003.

The increase in fiscal 2004 absolute dollars spent was offset partially by the three fewer months included in fiscal 2004 as compared to fiscal 2003.
      We expect sales and marketing expenses to increase as we continue to pursue our strategic goals. While increasing in absolute dollars, we are expecting to see a decrease in sales and marketing expenses as a percentage of revenue in fiscal 2006 as the expected revenue growth outpaces the expenses in this area.

General and Administrative Expense

		Nine Month	%		%
	Year Ended	Period Ended	Change	Year Ended	Change
	September 30,	September 30,	2005 vs	December 31,	2004 vs
	2005	2004	2004	2003	2003

	(Dollars in millions)
General and Administrative Expense	$30.2	$17.8	69.6%	$16.3	9.5%
As a Percent of Revenue	13.0%	13.6%		12.0%
      General and administrative expenses primarily consist of personnel costs for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts.
      General and administrative expenses were $30.2 million, or 13.0%, of total revenue in fiscal 2005, as compared to $17.8 million, or 13.6% of total revenue for fiscal 2004, a $12.5 million, or 69.6% increase. The increase in expenses after reflecting the effect of the three months ended December 2004, results in additional expenses of $5.5 million, or 22% on an annualized basis. The increase in the expenses in 2005 is attributable to several factors which are necessary to support the growth, complexity and regulatory requirements of our growing business. The increase primarily is the result of costs relating to incremental headcount and fees for professional consultants. The costs relating to headcount are primarily attributable to additional team members in the finance, facilities and IT departments. The increase in expenditures for professional consultants includes fees for Sarbanes Oxley compliance, as well as to accounting and legal advisors, and also for advisors supporting our planning and integration efforts related to our acquisition of Former Nuance.
      General and administrative expenses were 13.6% of total revenue in fiscal 2004 compared to 12.0% in fiscal 2003. The total expenses increased despite the shorter period included in fiscal 2004. The increase in fiscal 2004 was due to several factors, including: the increase in expenses relating to the SpeechWorks and LocusDialgo acquisitions that were consummated in the latter portion of fiscal 2003, professional fees related to the restatement of certain historical financial statements of SpeechWorks and for professional fees related to compliance with Sarbanes Oxley regulatory requirements.
      We expect to begin to see general and administrative expenses as a percentage of total revenue decrease as the revenue growth outpaces the expense growth, and as we begin to see reductions in certain expenses such as those relating to our compliance with Sarbanes Oxley in fiscal 2006. Notwithstanding the decrease as a percentage of total revenue, we expect to continue to increase the total amount expended relating to general and administrative expenses as we add headcount and incur other expenses to support the growth of our business.

Amortization of Other Intangible Assets

		Nine Month	%		%
	Year Ended	Period Ended	Change	Year Ended	Change
	September 30,	September 30,	2005 vs	December 31,	2004 vs
	2005	2004	2004	2003	2003

	(Dollars in millions)
Amortization of Other Intangible Assets	$4.0	$2.0	102.5%	$2.3	(14.4)%
As a Percent of Revenue	1.7%	1.5%		1.7%

      Amortization of other intangible assets into operating expense includes amortization of acquired customer and contractual relationships, non-compete agreements and acquired trade names and trademarks. These assets are amortized into expense over their estimated useful lives. We evaluate these assets for impairment and for appropriateness of their remaining life on an ongoing basis. Operating expenses derived from the amortization of intangible assets was $4.0 million in fiscal 2005 and $2.0 million in fiscal 2004. The increase relates to the additional three months included in fiscal 2004, and to the amortization of intangible assets that were purchased in connection with our acquisitions during fiscal 2004 and 2005. The cost of revenue related to the amortization of intangible assets in fiscal 2003 was $2.3 million, or $0.3 million more than in fiscal 2004. The decrease in fiscal 2004 was the result of three fewer months than in the fiscal 2003 period, offset partially by the increase in amortization relating to the intangible assets acquired by us during fiscal 2003 and 2004.
      We expect the operating expense derived from amortization of intangible assets to increase significantly in fiscal 2006 due to the amortization of intangible assets arising from fiscal 2005 acquisitions, offset by amortization of certain existing assets that became fully amortized in fiscal 2005. Based on the amortizable intangible assets as of September 30, 2005, and assuming no impairment or reduction in expected lives, we expect that the fiscal 2006 amortization included in operating expenses will be $8.7 million.

Stock-Based Compensation

		Nine Month	%		%
	Year Ended	Period Ended	Change	Year Ended	Change
	September 30,	September 30,	2005 vs	December 31,	2004 vs
	2005	2004	2004	2003	2003

	(Dollars in millions)
Stock-based Compensation	$3.0	$1.5	95.6%	$0.3	294.2%
As a Percent of Revenue	1.3%	1.0%		0.2%
      Stock-based compensation expenses primarily result from non-cash charges for restricted common shares or units issued with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant. We incur expenses as the underlying equity instrument vests, generally over a period between two and four years. We have issued more equity instruments containing stock-based compensation in fiscal 2005 and 2004 relative to our history, and thus as these instruments vest we are incurring additional expenses. Specifically we issued instruments that represented 1.0 million, 1.1 million and 0.6 million shares in fiscal 2005, 2004 and 2003 respectively. This compares to a cumulative issuance of 0.1 million shares in prior years in total. We incurred expense of $2.8 million, $1.3 million and $0.3 million in fiscal 2005, 2004 and 2003, respectively, relating to the vesting of these instruments.
      In September 2005, we assumed options to purchase common stock in connection with our acquisition of Former Nuance. We established $4.2 million in deferred compensation relating to the intrinsic value of the unvested portion of these options. We incurred expenses of $0.2 million relating to this vesting that occurred subsequent to the acquisition date in fiscal 2005.
      We expect stock-based compensation expense to increase significantly in fiscal 2006 due to the adoption of SFAS 123R “Share-Based Payment” which is effective for us beginning in the first quarter of fiscal 2006. We are currently evaluating the impact of SFAS 123R on our results of operations.

Restructuring and Other Charges, Net

		Nine Month	%		%
	Year Ended	Period Ended	Change	Year Ended	Change
	September 30,	September 30,	2005 vs	December 31,	2004 vs
	2005	2004	2004	2003	2003

	(Dollars in millions)
Restructuring and Other Charges, net	$7.2	$0.6	1,167.2%	$3.7	(78.3)%
As a Percent of Revenue	3.1%	0.6%		2.7%

      In fiscal 2005, 2004 and 2003 we incurred restructuring charges of $7.2 million, $0.8 million and $3.7 million, respectively. Fiscal 2005 charges are the result of a plan of restructuring to eliminate ten employees in the first quarter, a plan of restructuring relative to certain of our facilities in June 2005, and a September 2005 plan of restructuring for additional facilities and a reduction of approximately 40 persons in connection with our acquisition of Former Nuance. The facilities charges included $0.2 million related to the write-down of leasehold improvements based on their net book value relative to the fair market value for their shortened lives. The reduction in personnel was primarily from the research and development and sales and marketing teams, and was based on elimination of redundancies resulting from our acquisition of Former Nuance. In fiscal 2004, we incurred restructuring charges in relation to separation agreements with two former members of our senior management team, and in fiscal 2003 we recorded charges reflecting the termination of 106 employees as a result of the Philips and SpeechWorks acquisitions, as well as for other facility and employee related decisions associated with various corporate activities.

Other Income (Expense), Net

		Nine Month	%		%
	Year Ended	Period Ended	Change	Year Ended	Change
	September 30,	September 30,	2005 vs	December 31,	2004 vs
	2005	2004	2004	2003	2003

	(Dollars in millions)
Other Income (Expense), Net	$(0.6)	$(0.1)	1,125.0%	$0.7	(107.7)%
As a Percent of Revenue	(0.3)%	—		0.5%
      Other income (expense), net comprises interest income, interest expense and other income (expense), net. Interest income was $1.2 million for fiscal 2005, as compared to $0.4 million in fiscal 2004 and $0.5 million for fiscal 2003. The increase in interest income in fiscal 2005 was primarily due to higher cash and investment balances during the year, as compared to the two prior fiscal periods.
      Interest expense increased to $1.6 million for fiscal 2005, compared to $0.3 million in fiscal 2004, and $0.8 million in fiscal 2003. This increase in interest expense in fiscal 2005 compared to fiscal 2004 is attributable largely to the deferred installment payments of $16.4 million and $17.5 million, respectively, related to the acquisitions of ART and Phonetic in the second quarter of fiscal 2005. Fiscal 2003 interest expense was larger than fiscal 2004 due to a note payable relating to the acquisition of Philips that was outstanding during most of fiscal 2003 and not during fiscal 2004.
      Other income (expense), net was $(0.2) million, $(0.1) million and $1.0 million for fiscal 2005, 2004 and 2003, respectively, and is primarily comprised of foreign exchange gains and losses. Fiscal 2003 included foreign currency gains of $1.2 million that did not occur in either fiscal 2005 or 2004, and which comprise the majority of the difference between periods.
      We expect that interest expense will increase significantly in fiscal 2006 as a result of recording discounts against certain of the operating leases that have been accrued in purchase accounting, as well as under certain of our restructuring activities.

Income Taxes

		Nine Month	%		%
	Year Ended	Period Ended	Change	Year Ended	Change
	September 30,	September 30,	2005 vs	December 31,	2004 vs
	2005	2004	2004	2003	2003

	(Dollars in millions)
Income Tax provision (benefit)	$6.8	$1.3	411.0%	$(0.3)	(595.5)%
As a Percent of Revenue	2.9%	1.0%		-0.2%
      In fiscal 2005, the Company’s effective tax rate was a provision of 488.3% versus a provision of 16.6% in fiscal 2004. The variance from the federal statutory rate for fiscal 2005 was primarily due to the increase in the Company’s valuation allowance with respect to certain deferred tax assets.

      In fiscal 2004, the Company’s effective tax rate was a provision of 16.6% versus a benefit of 4.6% in fiscal 2003. The variance from the federal statutory rate for fiscal 2004 was primarily due to state, federal and foreign credits for research and development, offset by increases in the valuation allowance.
      In fiscal 2003, the Company’s effective tax rate was a benefit of 4.6%. The variance from the statutory rate for fiscal 2003 was due primarily to a federal refund received relating to Caere Corporation for taxes paid prior to its acquisition by Nuance, offset by increases in the valuation allowance.
      At September 30, 2005, Nuance had net deferred tax assets of approximately $214.8 million which were subject to consideration of a valuation allowance. A full valuation allowance has been provided against the net deferred tax assets in the United States due to the uncertainty of their realization as a result of cumulative historical losses. In the future, a period of sustained profitability will cause us to reassess the need for the valuation allowance. We may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations and adjustments to recorded goodwill and shareholder equity in the period in which the benefit is determined.

Net Income (Loss)
      We recorded a net loss of $(5.4) million, $(9.4) million and $(5.5) million in fiscal 2005, 2004 and 2003, respectively. These net losses amounted to a per share basic net loss of $(0.05), $(0.09) and $(0.07) in fiscal 2005, 2004 and 2003, respectively. The basic net losses are derived from our common shares outstanding, net of treasury shares held.
LIQUIDITY AND CAPITAL RESOURCES
      As of September 30, 2005, we had cash and cash equivalents of $71.7 million, marketable securities of $24.1 million, and working capital of $12.1 million as compared to $23.0 million in cash and cash equivalents, marketable securities of $7.4 million, long-term marketable securities of $17.4 million and working capital of $27.9 million at September 30, 2004. In addition to our cash, investments and working capital, we have $11.7 million of certificates of deposit relating to certain of our facilities leases, these amounts are included in Other Assets as of September 30, 2005. During 2004, we adopted a formal investment policy in order to achieve a higher yield on our cash position by investing in short and long-term marketable securities.
      We have reported a net loss of $(5.4) million for fiscal 2005, a net loss of $(9.4) million for the fiscal 2004 and a net loss of $(5.5) million for fiscal 2003. We had an accumulated deficit of $167.2 million at September 30, 2005.
      Net cash provided by operating activities for fiscal 2005 was $16.2 million, as compared to $6.3 million for fiscal 2004. Cash provided by operations in each of fiscal 2005 and 2004 primarily came from income from operations, after adjustments for non-cash amortization, depreciation and stock compensation. Fiscal 2005 net income and non-cash items were further benefited from an increase of $13.5 million in accounts payable and accrued expenses, and these were offset by an increase in accounts receivable of $19.8 million. The increase in accounts receivable represents a 41.4% increase relative to the September 30, 2004 gross accounts receivable of $47.8 million; this compares to a total increase in revenues during fiscal 2005 of 77.5% as compared to fiscal 2004. In fiscal 2004, net income and non-cash items were impacted by decreased accounts receivable balance, and these were collectively partially offset by lower deferred revenue and lower aggregated accounts payable and accrued expenses.
      Net cash used in investing activities for fiscal 2005 was $44.6 million, as compared to $28.7 million in fiscal 2004. Significant components of our net cash used in investing activities in fiscal 2005 included $61.3 million relating to acquisitions and $4.6 million for the purchase of new property and equipment. These expenditures were offset partially by $21.1 million of redemptions of marketable securities. Net cash used in investing activities in fiscal 2004 consisted of $25.0 million invested in marketable securities, $3.3 million in capital expenditures and $0.7 million in net cash paid for acquisitions.

      Net cash provided by financing activities for fiscal 2005 was $76.5 million, as compared to $2.7 million in fiscal 2004. Net cash provided by financing activities in fiscal 2005 primarily consisted of $73.9 million in net proceeds from the sale of common stock to Warburg Pincus in May 2005 and September 2005, also contributing were $6.2 million in proceeds from employees’ purchases of common stock under our incentive stock programs. These proceeds were partially offset by payments on licensing arrangement of $2.8 million, the repurchase of shares of our common stock totaling $0.4 million and an additional $0.5 million that we paid on our debt obligations. Net cash provided by financing activities in fiscal 2004 consisted of $6.1 million in proceeds from issuance of common stock under employee stock compensation plans and $0.6 million in proceeds from the issuance of common stock warrants. This was partially offset by a $2.8 million payment associated with a licensing agreement, a $0.7 million payment of note payable and deferred acquisition payments and a $0.4 million payment to the former Caere president and CEO in connection with the settlement of a non-competition and consulting agreement.
      On October 31, 2002, we entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that consisted of a $10.0 million revolving loan (the “Credit Facility”). The Company amended this Loan and Security Agreement as of March 31, 2004, extending the term to March 31, 2006. Under this amendment, we must comply with both a minimum adjusted quick ratio and a minimum tangible net worth calculation, as defined in the Loan Agreement. Depending on our adjusted quick ratio, borrowings under the Credit Facility bear interest at the Bank’s prime rate plus up to 0.75%, (collectively 6.75% at September 30, 2005), as defined in the Loan Agreement. The maximum permissable amount of borrowings outstanding at any one time was amended to the lesser of $20.0 million or a borrowing base equal to either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on our adjusted quick ratio, reduced in all cases by the amount of outstanding letters of credit. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the loan term. Borrowings under the Loan Agreement are collateralized by substantially all of our personal property, predominantly our accounts receivable, but not our intellectual property. On March 31, 2005, we further amended the Loan and Security Agreement. This amendment modified the terms under which the minimum adjusted quick ratio covenant is calculated. All other terms remained the same. As of September 30, 2005, no amounts were outstanding under the Credit Facility. As of September 30, 2005 $6.1 million was committed for outstanding letters of credit. In connection with our acquisition of Former Nuance, we recorded $150.8 million of goodwill, which caused us to no longer satisfy the tangible net worth covenant, and therefore as of September 30, 2005, we were no longer in compliance with all covenants in the Loan Agreement. We can make no guarantees as to our ability to receive a waiver of our non-compliance, or of our ability to become in compliance with the covenants as they currently exist. If we are unable to successfully amend the Loan Agreement, or otherwise satisfy the parties secured by the outstanding letters of credit, we will no longer have the borrowing capacity under the Loan Agreement, and may be required to deposit $6.1 million of our existing cash or investments to satisfy the parties secured by our outstanding letters of credit. We believe that it is probable we will be able to satisfy these parties, and therefore we have not recorded a restriction on the $6.1 million.
      In fiscal 2005, 2004 and 2003 we have incurred restructuring charges of $7.2 million, $0.8 million and $3.7 million, respectively. Fiscal 2005 activities are the result of a plan of restructuring to eliminate ten employees in the first quarter, a plan of restructuring relative to certain of the our facilities in June 2005, and a September 2005 plan of restructuring for additional facilities and the reduction of approximately 40 personnel that was the result of future operational decisions made in connection with our acquisition of Former Nuance. In fiscal 2004 we incurred the restructuring charges in relation to separation agreements with two former members of our senior management team, and in fiscal 2003 we recorded charges reflecting the termination of 106 employees as a result of the Philips and SpeechWorks acquisitions, as well as for other facility and employee related decisions made associated with various corporate activities.
      The remaining restructuring accrual of $5.8 million as of September 30, 2005 is composed of (i) $1.8 million in employee related costs, and (ii) lease exit costs of $4.0 million. With regards to the employee related costs, most of the balance was recorded under the restructuring charge from the fourth quarter of fiscal 2005, and the balance will be significantly paid in fiscal 2006. The employee related payments made in fiscal 2005 were primarily related to the charges recorded in the first and third quarters of fiscal 2005. The accrual for lease exit costs is largely due to the fiscal 2005 restructuring activities. The lease exit costs recorded in fiscal 2005, and remaining accrued as September 30, 2005 include gross payments of $5.3 million, offset by estimated sublease payment of $1.7 million, and further reduced by $0.3 million to arrive at the net present value of the obligation. In addition to the fiscal 2005 lease exit costs, prior fiscal years restructurings remain on the balance sheet as well. The gross value of $6.0 million of lease exit costs will be paid out approximately as follows: $1.9 million in fiscal 2006, $0.6 million per annum through fiscal 2009, and then $0.5 million per annum in fiscal 2010 through the middle of fiscal 2013.
      Although we generated $16.2 million of cash from operations for fiscal 2005, and ended the year with a cash balance of $71.7 million and marketable securities of $24.1 million, there can be no assurance that we will be able to continue to generate cash from operations or secure additional equity or debt financing if required.
      In connection with the Philips Speech Processing Telephony and Voice Control Business Unit acquisition we issued a $27.5 million, zero interest convertible debenture due January 2006. In connection with the ART acquisition, we are committed to pay $16.4 million in December 2005. In connection with the Phonetic acquisition, we agreed to (i) pay $17.5 million in February 2007 and (ii) make contingent payments of up to an additional $35.0 million in cash, in 2006 through 2008 if at all, upon the achievement of certain performance targets. Our acquisition of B&G has provisions through January 2007 that may require us to pay up to an additional 5.5 million euro based on the achievement of certain performance targets (approximately $6.8 million based on exchange rates at September 30, 2005). In connection with several acquisitions we have assumed obligations relating to certain lease facilities that were abandoned by the acquired companies prior to the acquisition date, or have been or will be abandoned by us in connection with a restructuring plan generally formulated concurrently with, and implemented as a result of, our acquisition of each of these companies. We are committed to pay $104.0 million in connection with these leases, which are included in the contractual obligations disclosed below. In connection with our acquisition of Former Nuance we have $18.2 million of payments for shares purchased and for transaction costs that will be paid in fiscal 2006, and that are included in accrued expenses at September 30, 2005. In addition to costs accrued as of September 30, 2005 relating to our acquisition of Former Nuance, we are committed to pay $1.9 million in severance and related one-time payments to former employees of Former Nuance so long as they remain with us through specified dates in fiscal 2006. These $1.9 million in payments are not accrued as of September 30, 2005 as they are related to future performance obligations of these employees.
      We believe that cash flows from future operations in addition to cash and marketable securities on hand will be sufficient to meet our working capital, investing, financing and contractual obligations, as they become due for the foreseeable future. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenue, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on less than favorable terms.

Contractual Obligations
      The following table outlines our contractual payment obligations as of September 30, 2005:

	Payments Due by Period

		Less Than	2-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Philips Convertible debenture	$27,524	$27,524	$—	$—	$—
Deferred payments on acquisitions(1)	32,680	16,414	16,266	—	—
Operating leases(2)	139,644	18,641	34,885	37,438	48,680
Notes payable relating to purchases of equipment	237	196	41	—	—
Royalty commitments	245	23	46	46	133
Imputed interest	1,234	—	1,234	—	—

Total contractual cash obligations	$210,567	$62,798	$52,472	$37,484	$48,813

(1)	Excludes contingent consideration for purchase price of our acquisitions of B&G and Phonetic. In connection with our acquisition of B&G, we agreed to make contingent payments that could amount to 5.5 million euro (approximately $6.8 million based on exchange rates at September 30, 2005). In connection with the Phonetic acquisition, we agreed to make a contingent payments of up to an additional $35.0 million, if at all, upon the achievement of certain performance targets. The cash consideration for these acquisitions is expected to be provided by existing cash, marketable securities, cash generated from operations, or debt or equity offerings.

(2)	In connection with several of our acquisitions, we have assumed obligations relating to certain leased facilities that were abandoned by the acquired companies prior to the acquisition date, or have been or will be abandoned by us in connection with a restructuring plan implemented as a result of the acquisitions’ occurrence. The gross payments under these leases are $104.0 million, and are included in the contractual obligations herein. See Note 10 of Notes to Consolidated Financial Statements.

At September 30, 2005, we have sub-leased certain office space to third parties. Total sub-lease income under the contractual terms of $11.7 million, or approximately $1.1 million annually, which has not been reflected in the above operating lease contractual obligations, will be received through February 2016.

Off-Balance Sheet Arrangements
      Through September 30, 2005, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
      On November 3, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 3.5 million euros of intercompany receivables from our Belgian subsidiary to the United States. The contract had a one year term that expired on November 1, 2004. On November 1, 2004 we renewed this forward hedge contract; the renewed contract had a one-year term expiring on November 1,

2005; however it was cancelable at our discretion. In February 2005, the Company liquidated the contract. A $0.5 million unrealized loss had been recorded on this contract as of September 30, 2004, and we recognized a net gain of less than $0.1 million in fiscal 2005 through the termination of this hedge.
      On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 7.5 million Singapore dollars of inter-company receivables from our Singapore subsidiary to the United States. The original contract expired on January 30, 2004, but was extended to October 29, 2004. The contract was not further extended and thereby terminated on October 29, 2004. We realized a loss of approximately $0.2 million related to this hedge.
      As of September 30, 2005, we had no outstanding foreign exchange derivative contracts.
      With our increased international presence in a number of geographic locations and with international revenue having increased in fiscal 2005 and expected to continue to increase in fiscal 2006, we are exposed to changes in foreign currencies including the euro, Canadian dollar, Japanese yen, Israeli new shekel and the Hungarian forint. Changes in the value of these foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is therefore required to be adopted by us in the first quarter of fiscal 2007. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition, but do not expect it will have a material impact.
      In December 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, which is a revision of SFAS 123. SFAS 123R supersedes APB 25, and amends SFAS 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R is now effective for the first fiscal year beginning after June 15, 2005. As a result, the new standard will be effective for us beginning October 1, 2005. In March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS 123R and SAB 107 and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro-forma disclosures under SFAS 123.
      In November 2004, the FASB issued SFAS 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) 43, Chapter 4, “Inventory Pricing”. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for us for fiscal periods beginning October 1, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition, but do not expect it will have a material impact.

RISK FACTORS
      You should carefully consider the risks described below when evaluating our company and when deciding whether to invest in us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations. If any of the events, contingencies, circumstances or conditions described in the following risks actually occurs, our business, financial condition or our results of operations could be seriously harmed. If that happens, the trading price of our common stock could decline and you may lose part or all of the value of any of our shares held by you.
Risks Related to Our Business

Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline.
      Our revenue and operating results have fluctuated in the past and we expect our revenue and operating results to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of our revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in our operating results include the following:

•	slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

•	volume, timing and fulfillment of customer orders;

•	rapid shifts in demand for our products given the highly cyclical nature of the retail software industry;

•	the loss of, or a significant curtailment of, purchases by any one or more of our principal customers;

•	concentration of operations with one manufacturing partner and ability to control expenses related to the manufacture, packaging and shipping of our boxed software products;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	customers delaying, canceling or limiting their purchases as a result of the threat or results of terrorism;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers, where purchases tend to slow in the fourth fiscal quarter;

•	reduction in the prices of our products in response to competition or market conditions;

•	returns and allowance charges in excess of recorded amounts;

•	timing of significant marketing and sales promotions;

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

•	increased expenditures incurred pursuing new product or market opportunities;

•	inability to adjust our operating expenses to compensate for shortfalls in revenue against forecast; and

•	general economic trends as they affect retail and corporate sales.
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
      As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions that would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Furthermore, our acquisition of the speech and language technology operations of Lernout & Hauspie Speech Products N.V. and certain of its affiliates, including L&H Holdings USA, Inc. (collectively, L&H), our acquisition of the Speech Processing Telephony and Voice Control business units from Philips, our acquisition of SpeechWorks International, Inc., LocusDialog, Inc., Telelogue, Inc., Rhetorical Systems, Ltd., ART Advanced Recognition Technologies, Inc., Phonetic Systems Ltd. and MedRemote required substantial integration and management efforts. Our recently completed acquisition of Former Nuance will likely pose similar challenges. Acquisitions of this nature involve a number of risks, including:

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
      Under accounting principles generally accepted in the United States of America, we have accounted for our acquisitions using the purchase method of accounting. Under purchase accounting, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill is not subject to amortization but is subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2005, we had identified intangible assets amounting to approximately $92.4 million and goodwill of approximately $458.3 million.

We have a history of operating losses, and we may incur losses in the future, which may require us to raise additional capital on unfavorable terms.
      We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported a net loss of $5.4 million, $9.4 million and $5.5 million for fiscal year 2005, 2004 and 2003, respectively. We had an accumulated deficit of $167.2 million at September 30, 2005. If we are unable to regain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

Historically, a small number of product areas have generated a substantial portion of our revenues. A significant reduction in the revenue contribution in absolute dollars from these product areas could seriously harm our business, results of operations, financial condition, cash flows and stock price.
      Sales of our dictation, document and PDF conversion products and our digital paper management products represented approximately 20%, 20% and 9%, of our total revenue, respectively, for fiscal 2005, as compared to 17%, 25% and 9%, respectively, in fiscal 2004.

We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and, Ingram Micro, to distribute many of our products, and any adverse change in our relationship with such partners may adversely impact our ability to deliver products.
      Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and Ingram Micro to serve this network of channel partners. For fiscal 2005, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 11% and 9% of our consolidated total revenue, respectively. For fiscal 2004, Ingram Micro and Digital River, accounted for 14% and 8% of our consolidated total revenue, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our ability to deliver products, and hence our results of operations in the short term. Any prolonged disruption for which we are unable to arrange alternative fulfillment capabilities could have a more sustained adverse impact on our results of operations.

A significant portion of our accounts receivable is concentrated among our largest customers, and non-payment by any of them would adversely affect our financial condition.
      Although we perform ongoing credit evaluations of our distribution and fulfillment partners’ financial condition and maintain reserves for potential credit losses, we do not require collateral or other form of security from our major customers to secure payment. While, to date, losses due to non-payment from customers have been within our expectations, we cannot assure you that instances or extent of non-payment will not increase in the future. At September 30, 2005 and 2004, no one customer represented more than 10% of our accounts receivable. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

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
      There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Within imaging, we compete directly with ABBYY, Adobe, I.R.I.S. and NewSoft. Within speech, we compete with AT&T, Fonix, IBM, Microsoft and Philips. In speech, some of our partners such as Avaya, Cisco, Edify, Genesys and Nortel develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in both speech and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.
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

The failure to successfully maintain the adequacy of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial results in an accurate and timely manner.
      Our management’s assessment of the effectiveness of our internal control over financial reporting, as of September 30, 2005, identified a material weakness in our internal controls related to tax accounting, primarily as a result of a lack of necessary corporate accounting resources and ineffective execution of certain controls designed to prevent or detect actual or potential misstatements in the tax accounts. While we intend to take remediation measures to correct this material weakness (which measures are more fully described in Item 9A of this report), we cannot assure you that we will not have material weaknesses or significant deficiencies in our internal controls in the future. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial results in an accurate and timely manner.

A significant portion of our revenue is derived from sales in Europe and Asia. Our results could be harmed by economic, political, regulatory and other risks associated with these and other international regions.
      Since we license our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. Reported international revenue for fiscal 2005 and 2004 represented 36% and 32% of our total revenue, respectively. Most of these international revenues are generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with the Philips acquisition, we added an additional research and development location in Aachen, Germany, and in connection with the acquisitions of Locus Dialog and Former Nuance, we added additional research and development centers in Montreal, Canada. Our acquisitions of ART and Phonetic added research and development and professional services operations in Tel Aviv, Israel. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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
      Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations on intercompany balances with our foreign subsidiaries. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Hedges are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenue projected to increase in fiscal 2006, we are exposed to changes in foreign currencies including the euro, Canadian dollar, Japanese yen, Israeli new shekel and the Hungarian forint. Changes in the value of the euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenues and operating results.

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
      On July 15, 2003, Elliott Davis (“Davis”) filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. In addition, on November 26, 2003, Davis filed an action against us in the United States District Court for the Western District for New York (Buffalo) also claiming patent infringement. Damages are sought in an unspecified amount. SpeechWorks filed an Answer and Counterclaim to Davis’s Complaint in its case on August 25, 2003 and we filed an Answer and Counterclaim to Davis’s Complaint in its case on December 22, 2003. We believe these claims have no merit, and we intend on defending the actions vigorously.
      On November 27, 2002, AllVoice Computing plc (“AllVoice”) filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that we are infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed” (the “’273 Patent”). The ’273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although we have several products in the speech recognition technology field, we believe that our products do not infringe the ’273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. We filed an Answer on December 23, 2002. We believe this claim has no merit and we intend to defend the action vigorously.
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

Our software products may have bugs, which could result in delayed or lost revenue, expensive correction, liability to our customers and claims against us.
      Complex software products such as ours may contain errors, defects or bugs. Defects in the solutions or products that we develop and sell to our customers could require expensive corrections and result in delayed or lost revenue, adverse customer reaction and negative publicity about us or our products and services. Customers who are not satisfied with any of our products may also bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm our reputation, financial results and competitive position.
Risks Related to Our Corporate Structure, Organization and Common Stock

The holdings of our two largest stockholders may enable them to influence matters requiring stockholder approval.
      On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. Additionally, on May 9, 2005 and September 15, 2005 we sold shares of common stock, and warrants to purchase common stock to Warburg Pincus for aggregate gross proceeds of approximately $75.1 million. As of September 30, 2005, Warburg Pincus beneficially owned approximately 24.3% of our outstanding common stock, including warrants exercisable for up to 7,066,538 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Wellington Management (“Wellington”) is our second largest stockholder, owning approximately 6.8% of our common stock as of September 30, 2005. Because of their large holdings of our capital stock relative to other stockholders,

Warburg Pincus and Wellington, acting individually or together, have a strong influence over matters requiring approval by our stockholders.

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

Exchange Rate Sensitivity
      We have significant portion of our foreign-based operations where transactions, assets and liabilities are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the Euro, Canadian Dollar, Japanese Yen, Israeli New Shekel, and Hungarian forint that are re-measured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. These exposures may change over time as business practices evolve. We evaluate our foreign currency exposures on an ongoing basis and make adjustments to our foreign currency risk management program as circumstances change.
      Based on currency exposures existing at September 30, 2005, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations; however, at September 30, 2005 there were no outstanding derivative instruments. Further, we do not use derivative instruments for trading or speculative purposes.
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
      On November 3, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 3.5 million euros of inter-company receivables from our Belgian subsidiary to the United States. The contract had a one-year term that expired on November 1, 2004. On November 1, 2004, we renewed this forward hedge contract; the renewed contract had a one-year term expiring on November 1, 2005; however it was cancelable at our discretion. In February 2005, the Company liquidated the contract. A $0.5 million unrealized loss was recorded on this contract as of September 30, 2004, and we recognized a net gain of less than $0.1 million in fiscal 2005 related to this hedge.
      On November 5, 2003, we entered into a forward exchange contract to hedge our foreign currency exposure related to 7.5 million Singapore dollars of inter-company receivables from our Singapore subsidiary to the United States. The original contract expired on January 30, 2004, but was extended to October 29, 2004. The contract was not further extended and thereby terminated on October 29, 2004. We realized a loss of approximately $0.2 million in connection with this hedge.
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

Interest Rate Sensitivity
      We are exposed to interest rate risk as a result of our significant cash and cash equivalent and short-term marketable securities holdings. The rate of return that we may be able to obtain on investment securities will depend on market conditions at the time we make these investments and may differ from the rates we have secured in the past.
      At September 30, 2005, we held $71.7 million of cash and cash equivalents and $24.1 million of short-term marketable securities. Our cash and cash equivalents primarily consist of cash and money-market funds and our short-term marketable securities consist primarily of government agency and corporate securities. Due to the low current market yields and relatively short-term nature of our investments, a hypothetical increase in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

Item 8.	Financial Statements and Supplementary Data
Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts
      We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. (the “Company”) (formerly ScanSoft, Inc.) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. at September 30, 2005 and 2004, and the results of its operations and its cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004, in conformity with accounting principles generally accepted in the United States.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005, expressed an unqualified opinion on management’s assessment on the effectiveness of the internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP
Boston, Massachusetts
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Nuance Communications, Inc. (the “Company”) (formerly ScanSoft Inc.) did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of the material weakness identified in management’s assessment, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ART Advanced Recognition Technologies, Inc., which the Company acquired on January 21, 2005, Phonetic Systems Ltd., which the Company acquired on February 1, 2005, and Nuance Communications, Inc., the entity acquired by the Company on September 15, 2005, whose name the Company adopted in accordance with an amendment to its Certificate of Incorporation on October 17, 2005, and all of these acquired entities are included in the 2005 consolidated financial statements of Nuance Communications, Inc. from the respective dates of each acquisition, and collectively constituted approximately 46% of consolidated assets as of September 30, 2005, and approximately 4% of consolidated revenues for the year ended September 30, 2005. Management did not assess the effectiveness of internal control over financial reporting at these entities because the Company acquired these entities during its fiscal year ended September 30, 2005. Refer to Note 3 to the consolidated financial statements for further discussion of these acquisitions and their impact on the Company’s consolidated financial statements. Our audit of internal control over financial reporting of Nuance Communications, Inc. also did not include an evaluation of the internal control over financial reporting of these entities referred to above.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness was identified and included in management’s assessment:

There existed a material weakness in internal control over financial reporting in the tax accounting area primarily as a result of lack of necessary corporate accounting resources and operating ineffectiveness of certain controls designed to prevent or detect actual or potential misstatements in the tax accounts.
      This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated December 14, 2005 on those financial statements, which expressed an unqualified opinion.
      In our opinion, management’s assessment that Nuance Communications, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Nuance Communications, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP
Boston, Massachusetts
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Nuance Communications, Inc. (formerly ScanSoft, Inc.):
      In our opinion, the consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows for the year ended December 31, 2003 (appearing on pages 53 through 56 of the Nuance Communications, Inc. (formerly ScanSoft, Inc.) Annual Report on Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Nuance Communications, Inc. and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, MA
February 26, 2004

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2005	2004

	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$71,687	$22,963
Marketable securities (Note 4)	24,127	7,373
Accounts receivable, less allowances of $13,578 and $11,308, respectively (Note 5)	69,540	36,523
Inventory	313	373
Prepaid expenses and other current assets	9,235	6,256

Total current assets	174,902	73,488
Long-term marketable securities (Note 4)	—	17,355
Property and equipment, net (Note 6)	14,333	7,985
Goodwill (Note 3)	458,313	246,424
Other intangible assets, net (Note 7)	92,350	43,898
Other assets (Notes 2 and 16)	17,314	3,503

Total assets	$757,212	$392,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,347	$8,018
Accrued compensation	13,911	7,407
Accrued expenses (Note 8)	46,242	15,729
Accrued business combination costs (Note 10)	17,027	648
Deferred revenue	24,120	10,529
Notes payable (Note 9)	27,711	457
Deferred payment obligation for technology license	—	2,760
Deferred acquisition payment — ART (Note 3)	16,414	—

Total current liabilities	162,772	45,548
Long-term deferred revenue	291	147
Long-term notes payable, net of current portion (Notes 3 and 9)	35	27,700
Deferred tax liability	4,241	2,123
Deferred acquisition payment, net — Phonetic (Note 3)	16,266	—
Accrued business combination costs, net of current portion (Note 10)	54,972	14,300
Other liabilities	3,970	1,090

Total liabilities	242,547	90,908

Commitments and contingencies (Notes 3, 9, 13, 16 and 18)
Stockholders’ equity (Notes 13, 14, 15):
Series B preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 280,000,000 shares authorized; 159,431,907 and 108,604,686 shares issued and 156,585,046 and 105,833,179 shares outstanding, respectively	160	109
Additional paid-in capital	699,427	476,206
Treasury stock, at cost (2,846,861 and 2,771,507 shares, respectively)	(11,432)	(11,071)
Deferred compensation	(8,782)	(5,465)
Accumulated other comprehensive loss	(2,100)	(843)
Accumulated deficit	(167,239)	(161,822)

Total stockholders’ equity	514,665	301,745

Total liabilities and stockholders’ equity	$757,212	$392,653

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Nine Months Ended
	Year Ended	September 30,		Year Ended
	September 30,			December 31,
	2005	2004	2003	2003

			(Unaudited)
	(In thousands, except per share amounts)
Revenue:
Revenue, third parties(1)	$171,159	$95,765	$84,214	$128,681
Revenue, related parties (Note 21)	39	1,955	4,315	6,718
Professional services	61,190	33,187	—	—

Total revenue	232,388	130,907	88,529	135,399

Costs and Expenses:
Cost of revenue:
Cost of revenue(1)(2)	20,368	10,348	15,643	26,123
Cost of professional services(2)	39,553	22,949	—	—
Cost of revenue from amortization of intangible assets	9,150	8,431	7,481	10,516

Total cost of revenue	69,071	41,728	23,124	36,639

Gross Margin	163,317	89,179	65,405	98,760
Operating expenses:
Research and development(2)	38,949	26,162	25,070	33,938
Sales and marketing(2)	77,925	49,134	31,221	48,706
General and administrative(2)	30,208	17,807	11,481	16,258
Amortization of other intangible assets	3,984	1,967	1,446	2,297
Stock-based compensation expense	2,996	1,532	155	330
Restructuring and other charges, net(2)	7,223	570	3,065	3,693

Total operating expenses	161,285	97,172	72,438	105,222

Income (loss) from operations	2,032	(7,993)	(7,033)	(6,462)
Other income (expense):
Interest income	1,244	429	288	465
Interest expense	(1,644)	(340)	(421)	(793)
Other (expense) income, net	(237)	(141)	791	1,003

Income (loss) before income taxes	1,395	(8,045)	(6,375)	(5,787)
Provision for (benefit from) income taxes	6,812	1,333	473	(269)

Net loss	$(5,417)	$(9,378)	$(6,848)	$(5,518)

Net loss per share, basic and diluted	$(0.05)	$(0.09)	$(0.10)	$(0.07)

Weighted average common shares outstanding, basic and diluted	109,540	103,780	71,286	78,398

(1)	Excluding professional services in 2005 and 2004.

(2)	Excludes stock-based compensation expense as follows:

		Nine Months Ended
	Year Ended	September 30,		Year Ended
	September 30,			December 31,
	2005	2004	2003	2003

			(Unaudited)
Cost of revenue	$10	$—	$4	$11
Cost of professional services	122	66	—	—
Research and development	241	228	4	15
Selling and marketing	872	420	59	116
General and administrative	1,751	587	88	188
Restructuring and other charges, net	—	231	—	—

	$2,996	$1,532	$155	$330

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

									Accumulated
	Preferred Stock		Common Stock		Additional	Treasury Stock			Other		Total	Comprehensive
					Paid-In			Deferred	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	Shares	Dollars	Compensation	Loss	Deficit	Equity	(Loss)

	(In thousands, except share amounts)
Balance at December 31, 2002	3,562,238	$4,631	65,540,154	$66	$269,858	2,117,378	$(8,031)	$(173)	$(47)	$(146,926)	$119,378
Issuance of common stock under employee stock-based compensation plans			2,586,251	2	4,432						4,434
Issuance of common stock in public offering, net of offering costs of $2,375			2,072,500	2	5,493						5,495
Issuance of common stock, restricted common, and warrants in connection with SpeechWorks acquisition			32,499,942	33	170,904			(724)			170,213
Issuance of restricted stock			300,000	—	1,176			(1,176)			—
Issuance of warrants in connection with acquisition of intellectual property assets					120						120
Issuance of common stock in connection with LocusDialog acquisition			2,328,638	2	12,367						12,369
Compensation expense associated with restricted stock								330			330
Repurchase of common stock at cost						618,088	(2,894)				(2,894)
Comprehensive loss:
Net loss										(5,518)	(5,518)	$(5,518)
Foreign currency translation adjustment									(701)		(701)	(701)

Comprehensive loss												$(6,219)

Balance at December 31, 2003	3,562,238	4,631	105,327,485	105	464,350	2,735,466	(10,925)	(1,743)	(748)	(152,444)	303,226
Issuance of common stock under employee stock-based compensation plans			2,570,697	3	6,221						6,224
Issuance of restricted stock, net			706,504	1	5,253	4,000		(5,254)
Issuance of warrant					382						382
Compensation expense associated with restricted stock								1,532			1,532
Repurchase of common stock at cost						32,041	(146)				(146)
Comprehensive loss:
Net loss										(9,378)	(9,378)	$(9,378)

									Accumulated
	Preferred Stock		Common Stock		Additional	Treasury Stock			Other		Total	Comprehensive
					Paid-In			Deferred	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	Shares	Dollars	Compensation	Loss	Deficit	Equity	(Loss)

	(In thousands, except share amounts)
Unrealized loss on marketable securities									(140)		(140)	(140)
Foreign currency translation adjustment									45		45	45

Comprehensive loss												$(9,473)

Balance at September 30, 2004	3,562,238	4,631	108,604,686	109	476,206	2,771,507	(11,071)	(5,465)	(843)	(161,822)	301,745
Issuance of common stock under employee stock-based compensation plans			2,040,339	2	6,085						6,087
Issuance of stock in connection with Rhetorical acquisition			449,437	—	1,671						1,671
Issuance of warrant in connection with Phonetic acquisition					370						370
Issuance of stock in connection with MedRemote acquisition			1,544,228	2	6,498						6,500
Issuance of stock and stock options in connection with Nuance acquisition			28,760,031	29	132,609			(4,218)			128,420
Issuance of stock and warrants in private placements of common stock, net of offering costs of $1,161			17,688,679	18	73,893						73,911
Issuance of restricted stock, net			344,507	—	2,095			(2,095)			—
Compensation expense associated with restricted stock and stock options								2,996			2,996
Repurchase of common stock at cost						75,354	(361)				(361)
Comprehensive loss:
Net loss										(5,417)	(5,417)	$(5,417)
Unrealized gain on marketable securities									98		98	98
Foreign currency translation adjustment									(1,355)		(1,355)	(1,355)

Comprehensive loss												$(6,674)

Balance at September 30, 2005	3,562,238	$4,631	159,431,907	$160	$699,427	2,846,861	$(11,432)	$(8,782)	$(2,100)	$(167,239)	$514,665

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	September 30,	September 30,	September 30,	December 31,
	2005	2004	2003	2003

			(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(5,417)	$(9,378)	$(6,848)	$(5,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	5,019	2,919	1,549	2,443
Amortization of other intangible assets	13,134	10,399	8,927	12,813
Accounts receivable allowances	1,516	1,285	540	898
Non-cash portion of restructuring charges	212	395	69	89
Stock-based compensation	2,996	1,301	155	330
Foreign exchange gain (loss)	(874)	113	(71)	(959)
Non-cash interest expense	1,006	199	168	146
Deferred tax provision	2,962	859	1,441	1,264
Normalization of rent expense	357	—	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(19,832)	4,990	(1,151)	(10,193)
Inventory	646	57	1,010	1,503
Prepaid expenses and other current assets	1,992	(229)	(917)	737
Other assets	(773)	(738)	(371)	878
Accounts payable	6,687	553	(2,720)	(1,799)
Accrued expenses	6,809	(2,147)	810	(2,166)
Other liabilities	(3,090)	(1,563)	(143)	168
Deferred revenue	2,848	(2,757)	536	4,561

Net cash provided by operating activities	16,198	6,258	2,984	5,195

Cash flows from investing activities
Capital expenditures for property and equipment	(4,598)	(3,281)	(1,441)	(2,898)
Proceeds from sale of property and equipment	214	—	—	—
Cash received (paid) for acquisitions, including transaction costs	(61,287)	(734)	31,347	32,568
Cash expenditures for licensing agreements	—	—	(6,113)	(6,113)
Maturities of marketable securities	21,089	260	—	553
Purchases of marketable securities	—	(24,960)	—	—

Net cash provided by (used in) investing activities	(44,582)	(28,715)	23,793	24,110

Cash flows from financing activities
Payments associated with licensing agreements	(2,800)	(2,800)	—	—
Payment of note payable and deferred acquisition payments	(463)	(721)	(3,273)	(10,514)
Purchase of treasury stock	(361)	(146)	(1,832)	(2,894)
Payments under deferred payment agreement	—	(410)	(1,230)	(1,640)
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	73,911	625	6,767	5,495
Proceeds from issuance of common stock under employee stock-based compensation plans	6,190	6,146	2,053	4,434

Net cash provided by (used in) financing activities	76,477	2,694	2,485	(5,119)

Effects of exchange rate changes on cash and cash equivalents	631	142	(630)	(455)

Net (decrease) increase in cash and cash equivalents	48,724	(19,621)	28,632	23,731
Cash and cash equivalents at beginning of period	22,963	42,584	18,853	18,853

Cash and cash equivalents at end of period	$71,687	$22,963	$47,485	$42,584

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
      Nuance Communications, Inc. was incorporated as Visioneer, Inc. in 1992. In 1999, the Company changed its name to ScanSoft, Inc., and in October 2005 the Company again changed its name to Nuance Communications, Inc. In November 2005, the Company changed its ticker symbol from SSFT to NUAN.
      We may refer to “we” or “Nuance” or “the Company” in these consolidated financial statements. Such terms are meant to indicate Nuance Communications, Inc. (formerly ScanSoft, Inc.), including all of its consolidated subsidiaries.
      The Company has acquired numerous businesses, including:

•	December 12, 2001 — speech and language technologies operations of Lernout & Hauspie Speech Products, N.V. (“L&H”);

•	January 30, 2003 — Royal Philips Electronics Speech Processing Telephony and Voice Control business units, and related intellectual property (“Philips”);

•	August 11, 2003 — SpeechWorks International, Inc. (“SpeechWorks”);

•	December 19, 2003 — LocusDialog, Inc. (“LocusDialog”);

•	September 16, 2004 — Brand & Groeber Communications GbR (“B&G”);

•	June 15, 2004 — Telelogue, Inc. (“Telelogue”);

•	December 6, 2004 — Rhetorical Systems, Ltd. (“Rhetorical”);

•	January 21, 2005 — ART Advanced Recognition Technologies, Inc. (“ART”);

•	February 1, 2005 — Phonetic Systems Ltd. (“Phonetic”);

•	May 12, 2005 — MedRemote, Inc. (“MedRemote”); and,

•	September 15, 2005 — Nuance Communications, Inc. (“Former Nuance”).
      Each of these acquisitions has been accounted for under the purchase method of accounting and, accordingly, the results of operations from the acquired businesses have been included in the Company’s consolidated financial statements since the acquisition dates.

2.	Summary of Significant Accounting Policies

Change in Fiscal Year
      On October 23, 2004 the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in the consolidated financial statements to the period ended September 30, 2004, or fiscal 2004, refers to the nine months ended September 30, 2004, whereas the twelve-month periods (years) ended September 30, 2005 and December 31, 2003 are referred to as fiscal 2005 and 2003, respectively. The interim statement of operations for the nine months ended September 30, 2003 is unaudited and, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the nine months ended September 30, 2003.

Use of Estimates in the Preparation of Financial Statements
      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, the costs to complete the development of custom software applications and valuation allowances (specifically sales returns and other allowances); accounting for patent legal defense costs; the valuation of goodwill, other intangible assets and tangible long-lived assets; accounting for acquisitions; valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. The Company bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

Basis of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

Foreign Currency Translation
      The functional currency of the Company’s foreign subsidiaries is the local currency, with the exception of the Company’s subsidiary in Budapest, Hungary for which the functional currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries that are denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss), which is a separate component of stockholders’ equity, except for Budapest for which foreign currency translation adjustments are recorded in other income (expense). Foreign currency transaction gains and losses are included in results of operations. The Company reported foreign currency related transaction income (expense) and other translation income (expense), as follows: a net $0.2 million loss for fiscal 2005, a net $0.3 million gain for fiscal 2004 and a $1.2 million gain for fiscal 2003.

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
      On January 30, 2003, the Company entered into a forward exchange contract to hedge the foreign currency exposure of its 5.0 million euro note payable to Philips (Note 3). The contract and the note payable each had a term that expired on December 31, 2003. On August 26, 2003, the Company entered into a forward exchange contract to hedge the foreign currency exposure of its 1.0 million euro payable to Philips. The contract and the payable each had a term that expired on December 31, 2003. Prior to December 31,

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003, the Company made payments to Philips in satisfaction of these obligations and the related forward hedges were also terminated.
      On November 3, 2003, the Company entered into a forward exchange contract to hedge its foreign currency exposure related to 3.5 million euros of intercompany receivables from its Belgian subsidiary to the United States. The contract had a one-year term that expired on November 1, 2004. On November 1, 2004 the Company renewed this forward hedge contract; the renewed contract had a one-year term expiring on November 1, 2005; however it was cancelable at the Company’s discretion. In February 2005, the Company liquidated the contract. A $0.5 million unrealized loss was recorded on this contract as of September 30, 2004, and the Company recognized a net gain of less than $0.1 million in fiscal 2005 through this hedge’s termination.
      On November 5, 2003, the Company entered into a forward exchange contract to hedge the Company’s foreign currency exposure related to 7.5 million Singapore dollars of intercompany receivables from its Singapore subsidiary to the United States. The original contract expired on January 30, 2004, but was extended to October 29, 2004. Upon the contract’s termination in October 2004, the Company realized a loss of approximately $0.2 million.
      As of September 30, 2005, the Company had no outstanding foreign exchange derivative contracts.

Revenue Recognition
      As a result of the SpeechWorks acquisition in August 2003, professional services became a material component of the Company’s business. As a result of this and the implementation of Oracle, in January 2004, the Company began to separately track and disclose professional services revenue and cost of revenue. Prior to 2004, the Company did not separately disclose professional services revenue and associated cost of revenue as they were immaterial and it is not practical to reclassify these revenues and associated costs retroactively.
      The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1 Accounting for Performance of Construction Type and Certain Performance Type Contracts and the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting for Consideration Given by a Vendor (Including a Reseller of the Vendor’s Products)” and Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition when Right of Return Exists”. In general the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence (“VSOE”), or fair value, exists for any undelivered elements. The Company reduces revenue recognized for estimated future returns, price protection and rebates, and certain marketing funds at the time the related revenue is recorded.
      Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. The Company has not analyzed historical returns from distributor and resellers to form a basis in order to estimate the future sales returns by distributor and resellers. As a result, the Company recognizes revenue from sales to these distributors and resellers when the distributor and reseller has sold products through to retailers and end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable for the sales price of all inventories subject to return.
      The Company also makes an estimate of sales returns by retailers or end users directly or through its distributors or resellers based on historical returns experience. The Company has analyzed historical returns from retailers and end users which forms the basis of its estimate of future sales returns by retailers or end

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
users. In accordance with SFAS 48, the provision for these estimated returns is recorded as a reduction of revenue at the time that the related revenue is recorded. If actual returns differ significantly from its estimates, such differences could have a material impact on the Company’s results of operations for the period in which the actual returns become known.
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
      The Company follows the guidance of EITF 01-9, in determining whether consideration given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

•	The Company receives an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer’s purchase of the Company’s products and services such that the Company could have purchased the products from a third party, and

•	The Company can reasonably estimate the fair value of the benefit received.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consideration, including that in the form of the Company’s equity instruments (if applicable), is recorded as a reduction of revenue to the extent the Company has recorded cumulative revenue from the customer or reseller, has resulted in a $0.5 million, $0.3 million and $0.2 million reduction in total revenue for fiscal 2005, 2004 and 2003, respectively.
      The Company follows the guidance of EITF 01-14, “Income Statement Characterization of Reimbursements for ‘Out-of-Pocket’ Expenses Incurred”, and records reimbursements received for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, hotel stays and out-of-town meals.

Cost of Revenue
      As a result of the SpeechWorks acquisition in August 2003, professional services became a material component of the Company’s business. As a result of this and the implementation of Oracle, in January 2004, the Company began to separately track and disclose professional services revenue and associated cost of revenue. Prior to 2004, the Company did not separately disclose professional services revenue and cost of revenue as they were immaterial and it is not practical to reclassify these revenues and associated costs retrospectively.
      For fiscal 2005 and 2004, cost of revenue primarily consists of material and fulfillment costs and third-party royalties. Cost of professional services revenue primarily consists of salaries for professional consulting staff, salaries for product support personnel, and engineering costs associated with certain contracts which were accounted for under percentage-of-completion method of accounting.
      Cost of revenue for fiscal 2003 and for the nine months ended September 30, 2003 consists of material and fulfillment costs, third-party royalties, salaries for product support personnel, and engineering costs associated with certain contracts which were accounted for under percentage-of-completion method of accounting.

Costs of Revenue from Amortization of Intangible Assets
      Cost of revenue from amortization of intangible assets includes the amortization of acquired patents and core and completed technology.

Cash Equivalents
      Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less at the date of acquisition. The Company primarily invests in commercial paper and money market funds.
      As of September 30, 2004, the Company escrowed approximately $0.4 million of cash as a result of a dispute with one of its vendors. This dispute was resolved in fiscal 2005, and the amount was released from escrow.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-lived Tangible and Intangible Assets and Goodwill
      The Company has significant long-lived tangible and intangible assets, including goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and other intangible assets are fixed assets, patents and core technology, completed technology and trademarks which are amortized using the straight-line method over their estimated useful lives, which the Company believes is the most rational method. The values of intangible assets, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. The Company assesses the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it considers important, which could trigger an impairment of such assets, include the following:

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
      Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The standard also requires the Company to test goodwill for impairment on at least an annual basis. The Company uses July 1st as the date of the annual impairment test. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. The Company has reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist, based on its review the Company has determined that it operates in one reporting unit. Based on this assessment test, the Company has not had any goodwill impairment charges. The Company will assess the impairment of goodwill more often if indicators of impairment arise. The Company did evaluate the goodwill as of September 30, 2005, following its acquisition of Former Nuance, and again determined that no impairment exists.
      In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken in fiscal 2005 or 2004. In fiscal 2003, a charge of $0.2 million was recorded relating to a portion of the technology acquired from Philips.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant judgments and estimates are involved in determining the useful lives and amortization patterns of intangible assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in the organization or the Company’s management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on the consolidated financial statements through accelerated amortization and/or impairment charges (Notes 6 and 7).

Research and Development Costs
      Costs incurred in the research and development of new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. In fiscal 2005, 2004 and 2003, costs eligible for capitalization were not material.

Legal Expenses Incurred to Defend Patents
      The Company capitalizes external legal costs incurred in the defense of its patents if the Company believes that it is probable and to the extent that the future economic benefit of the patent will be increased. The Company monitors the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, writes off capitalized costs, if any, in the period the change is determined. As of September 30, 2005 and 2004, capitalized patent defense costs totaled $2.3 million and $0.5 million, respectively.

Capitalization of Internal Use Software Costs
      The Company capitalizes development costs of software for internal use pursuant to SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs are included in property and equipment (Note 6), and are amortized over their estimated useful life.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
valuation allowance which relates to net deferred tax assets acquired in a business combination and stock compensation.

Comprehensive Income (Loss)
      Total comprehensive income (loss), net of taxes, was ($6.7) million, ($9.5) million and ($6.2) million for fiscal 2005, 2004 and 2003, respectively. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes current period foreign currency translation adjustments and gains related to derivatives reported as cash flow hedges and gains or losses on marketable securities. For the purposes of comprehensive loss disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.
      As of September 30, 2005 accumulated other comprehensive loss consisted of approximately $2,058,000 and $42,000 of unrealized translation losses and unrealized losses on marketable securities, respectively. As of September 30, 2004 accumulated other comprehensive loss consisted of approximately $703,000 and $140,000 of unrealized translation losses and unrealized losses on marketable securities, respectively.

Concentration of Risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations. At September 30, 2005 and 2004, no customer represented greater than 10% of the Company’s net accounts receivable balance.

Fair Value Disclosures of Financial Instruments
      Financial instruments include cash equivalents, marketable securities, accounts receivable, and long-term notes payable and are carried in the financial statements at amounts that approximate their fair value as of September 30, 2005 and 2004.

Advertising Costs
      Advertising costs are expensed as incurred and are classified as sales and marketing expenses. The Company incurred advertising costs of $1.8 million, $1.8 million and $2.3 million for fiscal 2005, 2004 and 2003, respectively.

Net Income (Loss) Per Share
      The Company computes net income (loss) per share under the provisions of SFAS 128 “Earnings per Share”, and EITF 03-6 “Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share”’. Accordingly, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.
      Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period plus potential dilutive common equivalent shares, which include, when dilutive, outstanding stock options, warrants, unvested shares of restricted stock using the treasury stock method and the convertible debenture using the as converted method. As the Company was in a loss position in each fiscal period presented, the diluted

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
weighted-average common shares exclude 13,133,936, 12,807,361 and 14,463,449 common equivalent shares for fiscal 2005, 2004 and 2003, respectively.

Accounting for Stock-Based Compensation
      Stock-based compensation expenses result from non-cash charges for common shares, including restricted common shares of stock, issued with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant.
      The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company follows the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation”. Deferred compensation is recorded for restricted stock granted to employees based on the fair value of the Company’s common stock at the date of grant and is amortized over the period in which the restrictions lapse. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.
      Had compensation expense for the Company’s employee stock-based compensation plans been determined based on fair market value at the grant dates, as prescribed by SFAS 123, the Company’s net loss and pro forma net loss and pro forma net loss per share, would have been as follows (in thousands, except per share amounts):

		Nine Months
	Year Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2005	2004	2003

Net loss — as reported	$(5,417)	$(9,378)	$(5,518)
Add back: Stock-based compensation included in net income (loss), as reported	2,996	1,301	330
Deduct: Stock-based employee compensation expense determined under the fair value-based-method	(9,056)	(9,157)	(10,299)

Net loss — pro forma	$(11,477)	$(17,234)	$(15,487)

Net loss per share — as reported: basic and diluted	$(0.05)	$(0.09)	$(0.07)
Net loss per share — pro forma: basic and diluted	$(0.10)	$(0.17)	$(0.20)
      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 51% to 55% for various grants made in fiscal 2005, 74% for fiscal 2004 and 80% for fiscal 2003, risk-free interest rate of 2.96% to 4.20% for options granted in fiscal 2005, 2.21% to 3.44% for options granted in fiscal 2004, and 1.59% to 3.68% for options granted in fiscal 2003. Expected option term of 3.5 years to 4.0 years was used in fiscal 2005, and 3.5 years was used in each of fiscal 2004 and 2003. The Company has not paid dividends to date and assumed no dividend yield.
      The weighted average grant date fair value per share of options granted (excluding those assumed under the Former Nuance Stock Option Plan, which were valued under EITF 99-12) was $1.87, $2.63, and $2.58 for fiscal 2005, 2004 and 2003, respectively.
      For the Company’s Employee Stock Purchase Plan, the fair value of each purchase right was estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following assumptions used in fiscal 2005, 2004 and 2003: expected volatility of 52%, 60% and 80%, respectively; risk-free interest rate of 2.59% to 3.71%, 1.00% to 1.77%, and 1.05% to 1.65%, respectively; and expected lives three

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
months in fiscal 2005, and six months in fiscal 2004 and 2003. The Company has not paid dividends and assumed no dividend yield.
      The weighted-average fair value of all purchase rights granted in fiscal 2005, 2004 and 2003, were $1.29, $1.51 and $1.72.

Accounting for Long-Term Facility Obligations
      The Company has historically acquired companies who have previously established restructuring charges relating to lease exit costs, and has recorded restructuring charges of its own that include lease exit costs. The Company follows the provisions of EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” or SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”, as applicable. In accounting for these obligations, the Company is required to make assumptions relating to the time period over which the facility will remain vacant, sublease terms, sublease rates and discount rates. The Company bases its estimates and assumptions on the best information available at the time of the obligation having arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the balance sheet.

Recently Issued Accounting Standards
      In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is therefore required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does no expect it will have a material impact.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, which is a revision of SFAS 123. SFAS 123R supersedes APB 25, and amends SFAS 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R is now effective for the first fiscal year beginning after June 15, 2005. As a result, the new standard will be effective for the Company beginning October 1, 2005. In March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro-forma disclosures under SFAS 123.
      In November 2004, the FASB issued SFAS 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) 43, Chapter 4, “Inventory Pricing”. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
beginning October 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but does not expect it will have a material impact.

Reclassifications
      Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. As a result of the SpeechWorks acquisition in August 2003, professional services became a material component of the Company’s business. As a result of this and the implementation of certain applications of Oracle Financials in January 2004 the Company began to separately track and disclose professional services revenue and cost of revenue. Prior to fiscal 2004, the Company did not separately disclose professional services revenue and cost of revenue as they were immaterial and it is not practical to reclassify these revenues and associated costs retroactively.
      Certain balance sheet accounts have increased significantly at September 30, 2005 and are now separately presented, the appropriate balances at September 30, 2004 have been reclassified to conform to the September 30, 2005 presentation.

3.	Acquisitions

Acquisition of Nuance Communications, Inc. (“Former Nuance”)
      On September 15, 2005, the Company acquired Nuance Communications, Inc. (Former Nuance) in order to enhance the Company’s portfolio of technologies, applications and services for call center automation, customer self service and directory assistance.
      The total initial purchase price of $224.2 million, includes the issuance of 28,760,031 shares of common stock valued at $117.9 million, cash consideration of $82.2 million, assumed stock options valued at $14.7 million, and estimated transaction costs of $9.4 million. The merger is a non-taxable event and has been accounted for as a purchase of a business. The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The preliminary purchase price allocation as of September 30, 2005 is as follows (in thousands):

Total purchase consideration:
Common stock issued	$117,916
Cash	82,172
Value of options to purchase common stock assumed	14,721
Transaction costs	9,424

Total purchase consideration	$224,233

Allocation of the purchase consideration:
Cash	$58,065
Short-term investments	20,362
Other current assets	12,299
Property and equipment	2,872
Other assets	11,543
Identifiable intangible assets	41,740
Goodwill	150,786

Total assets acquired	297,669

Deferred compensation for stock options assumed	(4,218)
Accounts payable and accrued expenses	(5,768)
Accrued facility leases (Note 10)	(12,778)
Accrued acquisition related fees	(8,231)
Deferred revenue	(8,345)
Long-term facility leases, net of current portion (Note 10)	(42,244)
Long-term liabilities	(288)

Total liabilities assumed	(77,654)

$224,233

      Current assets acquired primarily relate to accounts receivable (including unbilled receivables), and receivables for tax credits reimbursable related to Canadian operations. Restricted cash relates to facility lease deposits.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Core technology	$17,880	8
Completed technology	2,230	4
Customer relationships — software license and consulting	19,430	6
Tradename	2,200	7

	$41,740

      The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable assets

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was recorded as goodwill and amounted to $150.8 million. In accordance with SFAS 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

Acquisition of MedRemote, Inc. (“MedRemote”)
      On May 12, 2005, the Company acquired MedRemote. MedRemote provides Web-based transcription processing and workflow systems that leverage speech recognition and integrate with existing healthcare information systems.
      The consideration consisted of a cash payment of $6.6 million and 1,544,309 shares of common stock valued at $6.5 million. The total initial purchase price of approximately $13.2 million also includes transaction costs of $0.2 million. The merger is a non-taxable event and has been accounted for as a purchase of a business. The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.
      The preliminary purchase price allocation as of September 30, 2005 is as follows (in thousands):

Total purchase consideration:
Common stock issued	$6,500
Cash	6,569
Transaction costs	180

Total purchase consideration	$13,249

Allocation of the purchase consideration:
Current assets	$2,301
Property and equipment	67
Identifiable intangible assets	2,520
Goodwill	8,844

Total assets acquired	13,732

Total liabilities assumed	(483)

$13,249

      Current assets acquired primarily relate to cash and accounts receivable. Liabilities assumed primarily relate to accounts payable and taxes payable.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Core and completed technology	$1,090	7
Customer relationships	1,370	2-4
Non-compete agreements	60	3

	$2,520

      The weighted average life of customer relationships is three years. The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounted to $8.8 million. In accordance with SFAS 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

Acquisition of Phonetic Systems Ltd. (“Phonetic”)
      On February 1, 2005, the Company acquired Phonetic, an Israeli corporation. Phonetic provided the Company with an array of technology, customer, partner and employee resources to help fuel its growth and accelerate its deployment of high quality speech applications throughout the world.
      The consideration consisted of the following cash payments: $17.5 million, adjusted for any difference between estimated and actual closing costs, paid at closing; $17.5 million to be paid in February 2007; and up to an $35.0 million upon the achievement of certain milestones. The total initial purchase price of approximately $36.1 million includes the sum of the first installment, the present value of the second installment, cash paid out related to the proceeds from the employees issuance of stock options totaling $0.4 million, transaction costs of $2.4 million, and the fair value of warrants issued for the purchase of up to 750,000 shares of the Company’s common stock (Note 13).
      The merger is a taxable event and has been accounted for as a purchase of a business. The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.
      The preliminary purchase price allocation as of September 30, 2005 is as follows (in thousands):

Total purchase consideration:
Cash, including deferred payment obligation at net present value	$33,293
Warrants issued at fair value	370
Transaction costs	2,440

Total purchase consideration	$36,103

Allocation of the purchase consideration:
Current assets	$1,755
Property and equipment	1,346
Other assets	70
Identifiable intangible assets	6,570
Goodwill	34,588

Total assets acquired	44,329

Current liabilities	(7,998)
Long-term liabilities	(228)

Total liabilities assumed	(8,226)

$36,103

      Current assets acquired primarily relate to cash, accounts receivable, and inventory. Current liabilities assumed primarily relate to accounts payable, accrued severance costs, and deferred revenue. Subsequent to the date of acquisition, and prior to September 30, 2005, the Company finalized the plan to close a Phonetic acquisition-related facility in Israel. In accordance with EITF 95-3, the Company recorded the costs of $0.7 million associated with closing the facility as a liability as of the acquisition date and adjusted goodwill. This change is reflected in the table above.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Core and completed technology	$2,150	10
Customer relationships	3,950	5
Non-compete agreements	470	5

	$6,570

      The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and totaled $34.6 million. In accordance with SFAS 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

Acquisition of ART Advanced Recognition Technologies, Inc. (“ART”)
      On January 21, 2005, the Company acquired ART. With the acquisition of ART, the Company expanded its portfolio of embedded speech solutions to include a deep set of resources, expertise and relationships with the world’s leading mobile device manufacturers and service providers. ART specializes in applications that create voice-based, conversational interfaces that enable users to dial by voice and manage and access their contacts for mobile devices.
      The consideration consisted of cash payments to be rendered in two installments: $10.0 million paid at closing and $16.4 million to be paid in December 2005 plus interest of 4%. The initial purchase price of approximately $28.0 million includes the sum of the first and second installment payments, totaling $26.4 million, and estimated transaction costs of $1.6 million. The merger is a taxable event and has been accounted for as a purchase of a business. The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.
      The preliminary purchase price allocation is as follows (in thousands):

Total purchase consideration:
Cash	$26,414
Transaction costs	1,553

Total purchase consideration	$27,967

Allocation of the purchase consideration:
Current assets	$6,093
Property and equipment	769
Other assets	486
Identifiable intangible assets	9,380
Goodwill	14,203

Total assets acquired	30,931

Current liabilities	(2,889)
Long-term liabilities	(75)

Total liabilities assumed	(2,974)

$27,967

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Current assets acquired primarily relate to cash and accounts receivable. Other assets include prepaid insurance. Current liabilities assumed primarily relate to accounts payable, accrued expenses and accrued severance costs.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Core and completed technology	$5,150	3-8
Customer relationships	4,210	5
Non-compete agreements	20	1

	$9,380

      The weighted average life of core and completed technology is seven years. The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable assets was recorded as goodwill and amounted to $14.2 million. In accordance with SFAS 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

Acquisition of Rhetorical Systems, Ltd. (“Rhetorical”)
      On December 6, 2004, the Company acquired all of the outstanding capital stock of Rhetorical, a supplier of innovative text-to-speech solutions and tools based in Edinburgh, Scotland. With the acquisition of Rhetorical, the Company solidified its position as a leading provider of speech synthesis or text-to-speech solutions for a variety of speech-based applications. The Rhetorical acquisition further differentiates the Company’s solutions with a number of techniques, tools, and services that enhance the ability to deliver custom, dynamic voices.
      The consideration consisted of 2.8 million Pounds Sterling in cash ($5.4 million) and 449,437 shares of the Company’s common stock (valued at $1.7 million). The total initial purchase price of approximately $8.5 million also includes estimated transaction costs of $1.4 million. The acquisition is a taxable event and has been accounted for as a purchase of a business. The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The preliminary purchase price allocation as of September 30, 2005 is as follows (in thousands):

Total purchase consideration:
Cash	$5,360
Common stock issued	1,672
Transaction costs	1,445

Total purchase consideration	$8,477

Allocation of the purchase consideration:
Current assets	$824
Property and equipment	153
Identifiable intangible assets	1,310
Goodwill	9,535

Total assets acquired	11,822

Current liabilities	(2,399)
Long-term liabilities	(946)

Total liabilities assumed	(3,345)

$8,477

      Current assets acquired primarily relate to cash and accounts receivable and a facility lease deposit. Current liabilities assumed primarily relate to accrued expenses. Long-term liabilities assumed relate to obligations on facilities abandoned (Note 10), and to deferred income taxes.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Core and completed technology	$490	10
Customer relationships	690	4
License professional services contract	100	0.25
Non-compete agreements	30	2-3

	$1,310

      The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable assets was recorded as goodwill and amounted to approximately $9.5 million. In accordance with SFAS 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

Acquisition of Brand & Groeber Communications GbR (“B&G”)
      On September 16, 2004, the Company acquired B&G, to expand its intellectual property portfolio relating to embedded speech synthesis technology. B&G’s embedded speech application makes mobile phones accessible to the visually impaired. Many of the application’s standard features, like email reading, have broad applicability for all types of users where “eyes-free” use of mobile devices is important, like in the automobile. The consideration consists of cash payments made through September 30, 2005 and additional contingent payments of up to approximately €5.5 million through January 2007 to be paid, if at all, based upon the

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
achievement of certain performance targets, as defined in the acquisition agreement. The total initial purchase price of approximately $0.6 million, includes cash consideration of $0.5 million and estimated transaction costs of $0.1 million. The acquisition has been accounted for as a purchase of a business and was taxable to the shareholders. The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Completed technology	$80	5
Customer relationships	180	8
Trade names and trademarks	20	8

	$280

      The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable assets was recorded as goodwill and amounted to approximately $0.3 million. In accordance with SFAS 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

Acquisition of Telelogue, Inc. (“Telelogue”)
      On June 15, 2004, the Company acquired Telelogue, a provider of automated directory assistance applications for telecommunications providers, based in New Jersey. The acquisition of Telelogue enhanced the Company’s automated directory assistance portfolio by adding key customer and partner relationships, methodologies in voice user interface, and several patents used in the successful automation of directory automation services. In addition, it added new reference accounts for both customer relationships and technology partners.
      The total purchase price of approximately $3.3 million includes cash consideration equal to $2.2 million, transaction costs of $0.8 million and the assumption of certain obligations of $0.3 million. The merger is a taxable event and has been accounted for as a purchase of a business. An additional amount of $2.0 million in contingent consideration was not earned during the period defined in the purchase agreement, and will not become payable. The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The final purchase price allocation is as follows (in thousands):

Total purchase consideration:
Cash	$2,206
Debt assumed	297
Transaction costs	832

Total purchase consideration	$3,335

Allocation of the purchase consideration:
Current assets	$305
Property and equipment	637
Identifiable intangible assets	550
Goodwill	2,923

Total assets acquired	4,415

Current liabilities	(592)
Long term liabilities	(488)
Total liabilities assumed	(1,080)

$3,335

      Current assets acquired primarily relate to cash and accounts receivable. Current liabilities assumed primarily relate to accrued expenses and deferred revenue.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Core technology	$220	7
Completed technology	90	3
Trade names and trademarks	240	4

	$550

      The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable assets was recorded as goodwill and amounted to approximately $2.9 million. In accordance with SFAS 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

Acquisition of LocusDialog, Inc. (“LocusDialog”)
      On December 19, 2003, the Company acquired all of the outstanding shares of LocusDialog, a leader in speech-enabled, auto-attendant applications, based in Montreal, Canada. LocusDialog’s call routing and auto-attendant solutions are used by nearly 1,000 installations worldwide, handling approximately 500 million calls annually. The acquisition of LocusDialog enhanced the Company’s competitive position in key markets, specifically the auto-attendant market. In addition, it enhanced the distribution channel adding new reference accounts for both customer relationships and technology partners.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consideration for the transaction comprised 2,328,638 shares of common stock valued at $12.4 million and transaction costs of $0.6 million. The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.
      The final purchase price allocation is as follows (in thousands):

Total purchase consideration:
Common stock issued	$12,370
Transaction costs	587

Total purchase consideration	$12,957

Allocation of the purchase consideration:
Current assets	$2,417
Property and equipment	420
Identifiable intangible assets	2,850
Goodwill	9,284

Total assets acquired	14,971

Accounts payable	(157)
Accrued liabilities	(1,338)
Deferred revenue	(519)

Total liabilities assumed	(2,014)

$12,957

      Current assets acquired primarily relate to cash, tax credits receivable and accounts receivable. Current liabilities assumed primarily relate to accounts payable, accrued expenses and deferred revenue. Under the purchase agreement, up to $1.0 million of research and development tax credits expected to be received by the Company was to be repaid to the former shareholders of LocusDialog. These amounts were received by the Company, and repaid to the former shareholders during fiscal 2005, no adjustment to purchase price or the allocation of the assets or liabilities was required to be booked relating to these tax credits receivable.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

	Amount	Life

	(In thousands)	(In years)
Patents and core technology	$220	5
Completed technology	300	10
Customer relationships	2,330	4-5

	$2,850

      The weighted average life of customer relationships is five years. The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $9.3 million. In accordance with SFAS 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of SpeechWorks International, Inc. (“SpeechWorks”)
      On August 11, 2003, the Company acquired SpeechWorks, a leading provider of software products and professional services that enable enterprises, carriers and government organizations to offer automated, speech-activated services over any telephone. The acquisition of SpeechWorks enhanced the ability of the Company to promote its products and comprehensively address the needs of the system integrators in telephony markets. The addition of SpeechWorks’ professional services organization enabled the Company to support major accounts, channel partners and telecommunications firms, as well as provided the ability to deliver complete solutions. In addition, the acquisition enhanced the Company’s strengths in key vertical markets, including multiple deployments in travel/hospitality, financial services and government, thereby expanding the Company’s market share in these key markets and expertise in developing applications and solutions for these industries. These incremental intangible benefits, which are reflected in the purchase consideration, resulted in goodwill.
      In connection with the acquisition of SpeechWorks, the Company issued 32.5 million shares of its common stock, a warrant to purchase 150,000 shares of the Company’s common stock (Note 13), and 279,581 shares of the Company’s restricted common stock, issued in replacement of previously outstanding SpeechWorks unvested restricted common stock (Note 14). The gross value of the equity instruments issued was $170.9 million, of which the value of the restricted stock of $0.7 million has been recorded as deferred compensation. In addition to the value of these equity instruments, the Company incurred $4.5 million in transaction costs. The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The final purchase price allocation is as follows (in thousands):

Total purchase consideration:
Common stock and restricted stock issued	$170,934
Transaction costs	4,516

Total purchase consideration	$175,450

Allocation of the purchase consideration:
Cash	$39,711
Marketable securities	553
Accounts receivable	9,952
Other current assets	505
Property and equipment	2,840
Other long term assets	1,936
Identifiable intangible assets	13,310
Goodwill	139,168

Total assets acquired	207,975

Deferred compensation for unvested restricted common stock	724
Accounts payable	(1,610)
Accrued expenses	(9,216)
Deferred revenue	(5,663)
Other long term liabilities	(15,220)
Note payable	(1,540)

Total liabilities assumed	(33,249)

$175,450

      In connection with the SpeechWorks acquisition, the Company eliminated 54 former employees of SpeechWorks. In connection with this action, a liability of $1.3 million, representing severance and related benefits, has been included in the purchase price allocation. All of the restructuring accrual related to SpeechWorks acquisition had been paid as of September 30, 2004.
      In December 2002, SpeechWorks committed to a restructuring plan to vacate two office locations during 2003. In connection with this restructuring plan, SpeechWorks recorded a charge of $5.9 million. As of the acquisition date, the balance of this accrual was $5.4 million, which has been included in accrued expenses and in other long-term liabilities in the table above. During the quarter ended December 31, 2003, the Company completed its review of all of the assumed leases, based on the provisions of the lease agreements and management’s expectations for post-acquisition operations, the Company determined that the total fair value of the assumed liabilities related to leases for which there will be no future benefit amounted to $12.9 million. The Company recorded this obligation at its net present value as discussed in Note 10. During the quarter ended September 30, 2004, the Company negotiated a sublease for a portion of the assumed SpeechWorks lease obligations. The terms of the sublease will result in approximately $0.8 million of additional sublease income to the Company. Therefore, the lease obligation and goodwill were reduced by approximately $0.8 million. Additionally, during the quarter ended September 30, 2004 the Company finalized its analysis of certain litigation assumed in the acquisition. The analysis resulted in the Company increasing the acquired liabilities and goodwill by approximately $0.8 million.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In fiscal 2005, the Company reduced goodwill by $2.8 million, primarily related to the recognition of assets related to purchased net operating losses which previously had a full valuation allowance. These net changes are reflected in the table above.
      The table above includes the changes to goodwill and the other balance sheet accounts that are discussed in the preceding paragraphs.
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

		Amortization
	Amount	Period

	(In thousands)	(In years)
Patents and core technology	$1,300	10
Completed technology	2,200	5
Customer relationships	9,000	4-7
Trade names and trademarks	800	5
Non-compete agreements	10	1

	$13,310

      The weighted average life of customer relationships is six years. The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $139.2 million. In accordance with SFAS 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

Acquisition of Philips Speech Processing Telephony and Voice Control Business
      On January 30, 2003, the Company completed the acquisition of the Philips Speech Processing Telephony and Voice Control business units of Royal Philips Electronics N.V. (“Philips”), and related intellectual property. The Telephony business unit offers speech-enabled services including directory assistance, interactive voice response and voice portal applications for enterprise customers, telephony vendors and carriers. The Voice Control business unit offers a product portfolio including small footprint speech recognition engines for embedded applications such as voice-controlled climate, navigation and entertainment features in automotive vehicles, as well as voice dialing for mobile phones.
      The acquisition of the Philips Speech Processing Telephony and Voice Control business enhances the Company’s market share in key markets and gives the Company additional competitive momentum in its target markets, specifically the telephony, automotive and embedded markets. In addition, it enhances the distribution channel adding new reference accounts for both customer relationships and technology partners. These incremental intangible benefits attributed to excess purchase consideration resulting in goodwill.
      Consideration for the acquisition, before any purchase price adjustment determined by the parties as described below, totaled $39.5 million, including transaction costs of $2.1 million. The consideration consisted of 3.1 million euros ($3.4 million) in cash paid at closing, subject to adjustment in accordance with the provisions of the purchase agreement, as amended; a deferred payment of 1.0 million euros in cash due no later than December 31, 2003, a 5.0 million euro note due December 31, 2003; bearing 5.0% interest per annum; and a $27.5 million three-year, zero-interest subordinated debenture, convertible at any time through January 30, 2006 at Philips’ option, into shares of common stock at $6.00 per share. The 1.0 million euro and 5.0 million euro payments have been made as of September 30, 2004. The fair value of the convertible debenture was determined to be $27.5 million based on the present value of the expected cash outflows using

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an incremental borrowing rate of 12% and the fair value of the conversion feature based on the Black-Scholes option pricing model using the following assumptions: the fair value of the Company’s common stock of $3.62 per share, the closing price of the Company’s common stock on the day the parties entered into the acquisition agreement; volatility of 100%; risk-free interest rate of 2.16%; no dividends and an expected term of 3 years.
      The purchase price was subject to adjustment based on calculations set forth in the purchase agreement, as amended, which required agreement by the parties. In accordance with the provisions of the agreement, the Company and Philips agreed during the fourth quarter of 2003 to a final purchase price, adjustment of approximately $4.1 million, resulting in a corresponding reduction in goodwill. The Company received $1.1 million of the purchase price adjustment prior to December 31, 2003. The remaining $3.0 million (2.5 million euros), was received on January 5, 2004. The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.
      The final purchase price allocation reflecting the above noted adjustments is as follows (in thousands):

Total purchase consideration:
Cash	$(760)
Other current liability (1.0 million euro payable)	1,080
Note payable	5,410
Convertible debenture	27,520
Transaction costs	2,100

Total purchase consideration	$35,350

Allocation of the purchase consideration:
Current assets	$3,930
Property and equipment	310
Identifiable intangible assets	5,650
Goodwill	28,846

Total assets acquired	38,736

Current liabilities assumed	(3,386)

$35,350

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
      The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

		Amortization
	Amount	Period

	(In thousands)	(In years)
Patents and core technology	$3,990	10
Completed technology	460	5.5
Customer relationships	1,030	1.8
Trade names and trademarks	170	5

	$5,650

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $28.8 million. In accordance SFAS 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

4.	Marketable Securities
      The Company accounts for its marketable equity securities in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on sales of short-term and long-term investments have not been material. Short-term and long-term marketable securities have been classified as available-for-sale securities as follows (in thousands):

		Net
		Unrealized
		Gains	Estimated
	Cost	(Losses)	Fair Value

Balance at September 30, 2005
Classified as current assets:
U.S. government agencies	$7,333	$3	$7,336
Corporate notes	16,836	(45)	16,791

Short-term marketable securities	$24,169	$(42)	$24,127

Balance at September 30, 2004
Classified as current assets:
U.S. government agencies	$4,419	$(4)	$4,415
Corporate notes	2,967	(9)	2,958

Short-term marketable securities	7,386	(13)	7,373

Classified as long-term assets:
U.S. government agencies	2,055	(15)	2,040
Corporate bonds	15,427	(112)	15,315

Long-term marketable securities	17,482	(127)	17,355

Total	$24,868	$(140)	$24,728

      As of September 30, 2005 the average maturity of the short-term marketable securities was less than one month.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Receivable
      Accounts receivable consist of the following:

	September 30,	September 30,
	2005	2004

	(In thousands)
Accounts receivable	$62,672	$38,265
Unbilled accounts receivable	20,446	9,566

	83,118	47,831
Less — allowances	(13,578)	(11,308)

	$69,540	$36,523

      Unbilled accounts receivable primarily relate to revenue earned under royalty-based arrangements for which billing occurs in the month following receipt of the royalty report, revenue earned under percentage of completion contracts that have not yet been billed based on the terms of the specific arrangement; and, based on the provisions of EITF 01-3, also includes future expected billings of the fair value of liabilities assumed for consulting and maintenance contracts which have been assumed by the Company in connection with its accounting for acquisitions.
      Allowance for Doubtful Accounts and Sales Returns:

	2005	2004	2003

Balance at beginning of period	$11,308	$10,200	$5,903
Additions from companies acquired	460	—	—
Additions charged to costs and expenses	1,516	1,286	898
Additions (reductions) made to other accounts(a)	1,091	65	3,309
Net additions (deductions and write-offs)	(797)	(243)	90

Balance at end of period	$13,578	$11,308	$10,200

(a)	Net increase (decrease) in amounts recorded against revenue during fiscal periods presented.

6.	Property and Equipment
      Property and equipment consist of the following (in thousands):

		September 30,	September 30,
	Useful Life	2005	2004

	(In years)
Computers, software and equipment	3	$21,850	$14,182
Leasehold improvements	2-4	4,932	2,846
Furniture and fixtures	3	4,432	2,499
Construction in process	—	30	391

		31,244	19,918
Accumulated depreciation		(16,911)	(11,933)

		$14,333	$7,985

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation expense, associated with property and equipment, for fiscal 2005, 2004 and 2003 was $4.7 million, $2.9 million and $2.4 million, respectively. Construction in progress is related to the capitalization of internal costs associated with financial systems.

7.	Other Intangible Assets
      Other intangible assets consist of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

September 30, 2005
Technology and patents	$67,832	$16,771	$51,061
Customer relationships	41,567	5,701	35,866
Tradenames and trademarks	8,090	3,132	4,958
Non-competition agreement	557	92	465

	$118,046	$25,696	$92,350

September 30, 2004
Technology and patents	$67,509	$36,719	$30,790
Customer relationships	12,324	2,680	9,644
Tradenames and trademarks	5,871	2,407	3,464
Non-competition agreement	4,058	4,058	—

	$89,762	$45,864	$43,898

      On March 31, 2003, the Company entered into an agreement that grants an exclusive license to the Company to resell, in certain geographies worldwide, certain productivity applications. The period of exclusivity expires after seven years, unless terminated earlier as permitted under the agreement. Total consideration to be paid by the Company for the license was $13.0 million. On June 30, 2003, the terms and conditions of the agreement were amended, resulting in a $1.2 million reduction in the license fee. The initial payment of $6.4 million due on or before June 30, 2003 was paid in accordance with the terms of the license agreement, the first installment payment of $2.8 was paid on March 31, 2004, and the remaining payment of $2.8 million including interest of $0.2 million was paid in April 2005.
      Based on the net present value of the deferred payments due in 2004 and 2005, using an interest rate of 7.0%, the Company recorded $11.4 million as completed technology, which is being amortized to cost of revenue based on the greater of (a) the ratio of current gross revenue to total current and expected future revenue for the products or (b) the straight-line basis over the period of expected use, five years. The $0.6 million difference between the stated payment amounts and the net present value of the payments was charged to interest expense over the payment period. As of September 30, 2004, the payment due on or before March 31, 2005, was classified as deferred payment for technology license and other liabilities.
      On March 31, 2003, the Company acquired certain intellectual property assets related to multimodal speech technology, in exchange for $0.1 million in cash and the issuance of a warrant for common stock valued at $0.1 million (Note 13). The purchase price was recorded as completed technology and is being amortized over three years.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of September 30, 2005 the weighted average lives of the technology and patents, customer relationships, tradenames and trademarks and non-competition agreements were 7.7 years, 5.6 years, 9.1 years and 4.7 years, respectively.
      Aggregate amortization expense was $13.1 million, $10.4 million and $12.8 million ($9.0 million, $8.4 million and $10.5 million included in cost of revenue, respectively) for fiscal 2005, 2004 and 2003, respectively. Estimated amortization expense for each of the five succeeding years as of September 30, 2005 is as follows (in thousands):

		Selling,
	Cost of	General and
Year Ending September 30,	Revenue	Administrative	Total

2006	$9,566	$8,690	$18,256
2007	9,527	8,422	17,949
2008	8,259	7,952	16,211
2009	6,468	6,942	13,410
2010	5,557	4,740	10,297
Thereafter	11,685	4,542	16,227

Total	$51,062	$41,288	$92,350

8.	Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	September 30,	September 30,
	2005	2004

Accrued sales and marketing incentives	$2,994	$3,533
Accrued restructuring and other charges (Note 11)	5,805	574
Accrued professional fees	6,169	2,673
Accrued acquisition costs and liabilities	18,233	394
Accrued other	12,113	8,555

	$45,314	$15,729

      Accrued acquisition costs and liabilities at September 30, 2005 relate primarily to the September 15, 2005 acquisition of Former Nuance. The accrued expenses include approximately $14.0 million for the payment of costs included to consummate this acquisition, incurred by both the Company and Former Nuance prior to the acquisition; also included in accrued expenses are $6.2 million of amounts paid to shareholders of Former Nuance subsequent to September 30, 2005.

9.	Debt and Credit Facilities

Credit Facility
      On October 31, 2002, the Company entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that consisted of a $10.0 million revolving loan (the “Credit Facility”). The Company amended this Loan and Security Agreement as of March 31, 2004, extending the term to March 31, 2006. Under this amendment, the Company must comply with both a minimum adjusted quick ratio and a minimum tangible net worth calculation, as defined in the Loan Agreement. Depending on the Company’s adjusted quick ratio, borrowings under the Credit Facility bear interest at the Bank’s prime rate plus up to 0.75%, (collectively 6.75% at September 30, 2005), as defined in

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Loan Agreement. The maximum permissible amount of borrowings outstanding at any one time was amended to the lesser of $20.0 million or a borrowing base equal to either 80% or 70% of eligible accounts receivable, as defined in the Loan Agreement, based on the Company’s adjusted quick ratio, reduced in a case by the amount of the outstanding letters of credit. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the loan term. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s personal property, predominantly its accounts receivable, but not its intellectual property. On March 31, 2005, the Company further amended the Loan and Security Agreement. This amendment modified the terms under which the minimum adjusted quick ratio covenant is calculated. All other terms remained the same. As of September 30, 2005, no amounts were outstanding under the Credit Facility. As of September 30, 2005, $6.1 million committed for outstanding letters of credit. In connection with the Company’s acquisition of Former Nuance, it recorded $150.8 million of goodwill, which caused the Company to no longer satisfy the tangible net worth covenant, and therefore as of September 30, 2005, the Company was no longer in compliance with all covenants in the Loan Agreement. The Company can make no guarantees as to its ability to receive a waiver of its non-compliance, or become in compliance with the covenants as they currently exist. If the Company is unable to successfully amend the Loan Agreement, or otherwise satisfy the parties secured by the outstanding letters of credit, it will no longer have the borrowing capacity under the Loan Agreement, and may be required to deposit $6.1 million of its existing cash or investments to satisfy the parties secured by the outstanding letters of credit. The Company believes that it is probable it will be able to satisfy these parties, and therefore it has not recorded a restriction on the $6.1 million.

Equipment Line of Credit
      In connection with the acquisition of SpeechWorks, the Company assumed $1.5 million of principal amounts outstanding under a one-year equipment line-of-credit with a bank which expired on June 30, 2003. As of September 30, 2005, a balance of $0.1 million remains outstanding. Borrowings under this line are collateralized by the fixed assets purchased and bear interest at the bank’s prime rate (6.75% at September 30, 2005), which is payable in equal monthly payments over a period of 36 months. In accordance with the terms of the equipment line of credit, as of September 30, 2005, principal payments of $0.1 million are due during the year ending September 30, 2006. Under the financing agreement, the Company is obligated to comply with certain financial covenants that it was not in compliance with as of September 30, 2005. The remaining $0.1 million is classified as current in the accompanying consolidated balance sheet.

Notes Payable
      In connection with the L&H acquisition, the Company issued a $3.5 million promissory note (the “L&H Note”) to Lernout & Hauspie Speech Products, N.V. The Note had a stated maturity date of December 15, 2004 and bore interest at 9% per annum. The terms of the L&H Note were amended in September 2002 to provide for the acceleration of the maturity date of the outstanding principal and interest to January 1, 2003 if certain events did not occur by January 1, 2003. The Company did not complete these events by January 1, 2003 and, accordingly, the debt became immediately due and payable. To fulfill this obligation, on January 3, 2003, the Company paid $3.3 million in full settlement of all outstanding principal and accrued interest under the L&H Note.
      In connection with the Philips acquisition on January 30, 2003, the Company issued a 5.0 million euro promissory note (the “Philips Note”) to Philips. The unsecured Philips Note matured on December 31, 2003 and bore interest at 5% per annum. Payments of principal and accrued interest were due at maturity. In connection with the issuance of the Philips Note, the Company entered into a forward foreign currency exchange contract on January 31, 2003 to hedge the foreign exchange exposure on the Philips Note. Prior to December 31, 2003, the Company made payments to Philips in satisfaction of these obligations and the related forward hedges were also terminated.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Convertible Note contains covenants that place restrictions on the declaration or payment of dividends or distributions (other than distributions of equity securities of the Company) on, or the redemption or purchase of, any shares of the Company’s capital stock while the Convertible Note is outstanding. This restriction terminates when one-half or more of the principal amount of the Convertible Note is converted by Philips into common stock. The Convertible Note contains a provision which provides Philips the right to require the Company to redeem the Convertible Note or any remaining portion of the principal amount, on the date a “Change in Control” occurs. The Convertible Note provides that a “Change in Control” is deemed to have occurred when any person or entity acquires beneficial ownership of shares of capital stock of the Company entitling such person or entity to exercise 40% or more of the total voting power of all shares of capital stock of the Company, or the Company sells all or substantially all of its assets, subject to certain exceptions. None of the Company’s acquisitions has resulted in a Change in Control.

10.	Accrued Business Combination Costs

      In connection with several of its acquisitions, the Company has assumed obligations relating to certain leased facilities that were abandoned by the acquired companies prior to the acquisition date, or have been or will be abandoned by the Company in connection with a restructuring plan implemented as a result of the acquisitions’ occurrence. Additionally, the Company has included in its restructuring plan to eliminate duplicate personnel or assets in connection with the business combination. Costs such as these are recognized as liabilities assumed by the Company, and accordingly are included in the allocation of the purchase price, resulting in an increase to the recorded amount of the goodwill.
      Included in the Company’s determination of the fair value of the obligation are assumptions relating to estimated sublease income. In addition, for those facilities that were abandoned by the acquired companies prior to the acquisition date, the gross payments have been discounted in order to calculate the fair value of the obligation as of the date of acquisition. As of September 30, 2005 the total gross payments due from the Company to the landlords of the facilities is $104.0 million. This is reduced by $24.9 million of estimated sublease income and a $9.2 million discount. The remaining $69.9 million is classified as $14.9 million of current liability and $55.0 million of long-term liability.
      In addition to the facilities accrual, the Company has an obligation relating to certain incentive compensation for former employees of the acquired companies whose positions have been eliminated in connection with the combination.
      These accruals were first established in connection with the fiscal 2003 acquisition of SpeechWorks, in fiscal 2005 there were costs recorded in connection with the Company’s acquisition of Rhetorical, Phonetic

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Former Nuance. The components of these accrued business combination costs are as follows (in thousands):

	Lease Exit	Employee
	Costs	Related	Total

Balance at December 31, 2003	$17,014	$100	$17,114
Charged to goodwill	—	—	—
Charged in interest expense	79	—	79
Cash payments, net of sublease receipts	(2,145)	(100)	(2,245)

Balance at September 30, 2004	14,948	—	14,948
Charged to goodwill	56,189	3,523	59,712
Charged in interest expense	281	—	281
Cash payments, net of sublease receipts	(1,555)	(1,387)	(2,942)

Balance at September 30, 2005	$69,863	$2,136	$71,999

11.	Restructuring and Other Charges

Fiscal 2003
      In connection with the Philips acquisition in January 2003 (Note 3), the Company eliminated 25 of its personnel across all functional areas, resulting in a charge of approximately $0.5 million in severance-related restructuring costs in the three month period ended March 31, 2003.
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
      During the three months ended September 30, 2003, the Company eliminated 81 of its employees as a result of the SpeechWorks acquisition across all functional areas, resulting in charges of $1.9 million for severance costs, representing the ratable recognition of expenses through the period ended December 31, 2003. Certain of these employees had termination dates after December 31, 2003, accordingly the Company recorded severance expense ratably from the date the plan was announced through the termination date. Also during 2003, the Company accrued $0.2 million and $0.2 million, respectively, related to certain facility restructuring efforts taken at our corporate headquarters and the closing of certain its offices as a result of the SpeechWorks acquisition and related expenses.

Fiscal 2004
      During the three months ended March 31, 2004, the Company recorded a charge of $0.8 million related to separation agreements with two former members of its senior management team.

Fiscal 2005
      In the first quarter of fiscal 2005, a plan of restructuring relating to the elimination of ten employees was enacted. In June 2005, the Company initiated the process of consolidating certain operations into its new corporate headquarters facility in Burlington, Massachusetts. In addition, at various times during the third fiscal quarter, the Company committed to pursuing the closure and consolidation of certain other domestic and international facilities. As a result of these initiatives, the Company recorded restructuring charges in its third fiscal quarter totaling approximately $2.1 million. In September 2005, in connection with the acquisition

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of Former Nuance, the Company committed to a plan of restructuring of certain of its personnel and facilities. Under this plan of restructuring, the Company accrued $2.5 million relating to the elimination of approximately 40 personnel, mainly in research and development and sales and marketing; additionally, certain of its facilities were selected to be closed, resulting in an accrual of $2.0 million for future committed facility lease payments, net of assumed sublease income, and $0.2 in property and equipment were written off. The restructuring charge taken in the fourth quarter of fiscal 2005 was related to only the Company’s historic personnel and facilities, any personnel or facilities related activities of Former Nuance were accrued in its liabilities that were acquired on September 15, 2005.
      The following table sets forth the fiscal 2005, 2004 and 2003 restructuring and other charges accrual activity (in thousands):

		Lease
	Employee	Exit	Asset
	Related	Costs	Impairment	Total

Balance at December 31, 2002	$446	$219	$—	$665
Restructuring and other charges	3,267	337	89	3,693
Non-cash write-off	—	—	(89)	(89)
Cash payments	(2,161)	(247)	—	(2,408)

Balance at December 31, 2003	1,552	309	—	1,861
Restructuring and other charges	801	—	—	801
Non-cash write-off	(348)	—	—	(348)
Cash payments	(1,599)	(141)	—	(1,740)

Balance at September 30, 2004	406	168	—	574
Restructuring and other charges	2,928	4,083	212	7,223
Non-cash write-off	—	—	(212)	(212)
Cash payments	(1,548)	(232)	—	(1,780)

Balance at September 30, 2005	$1,786	$4,019	$—	$5,805

      The remaining employee related accrual as of September 30, 2005 is composed primarily of amounts due under the restructuring charge from the fourth quarter of fiscal 2005, the balance of which will be significantly all paid in fiscal 2006. The employee related payments made in fiscal 2005 were primarily related to the charges recorded in the first and third quarters of fiscal 2005.
      The accrual as of September 30, 2005 for lease exit costs is largely due to the fiscal 2005 restructuring activities, and to a lesser extent to charges recorded before fiscal 2005. The September 30, 2005 accrual is comprised of gross payments of $6.0 million, offset by estimated sublease payments of $1.7 million, and further reduced by $0.3 million to arrive at the net present value of the obligation. The gross value of the lease exit costs will be paid out approximately as follows: $1.9 million in fiscal 2006, $0.6 million per annum through fiscal 2009, and then $0.5 million per annum in fiscal 2010 through the middle of fiscal 2013. The gross payment obligations are included in the commitments disclosed at Note 16.

12.	Supplemental Cash Flow Information
      During fiscal 2005, 2004 and 2003, the Company made cash payments for interest totaling $0.6 million, $0.2 million and $0.4 million, respectively.
      During fiscal 2005, the Company received net cash refunds of $0.7 million and in fiscal 2004 and 2003, the Company made cash payments for income taxes totaling $0.6 million and $1.0 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In September 2005, the Company issued 28,760,031 shares of its common stock valued at $117.9 million in connection with the acquisition of Former Nuance. The Company also assumed stock options valued at $14.7 million (Note 3).
      In June 2005, the Company issued 1,544,228 shares of its common stock valued at $6.5 million in connection with the acquisition of MedRemote.
      In June 2005, in connection with the acquisition of Phonetic, the Company issued warrants for the purchase of up to 750,000 shares of its common stock, these warrants were valued at $0.4 million.
      In December 2004, the Company issued 449,437 shares of its common stock valued at $1.7 million in connection with the acquisition of Rhetorical.
      In December 2003, the Company issued 2,328,638 shares of the Company’s common stock valued at $12.4 million in connection with the acquisition of LocusDialog.
      In August 2003, in connection with the SpeechWorks acquisition, the Company issued a warrant to its investment banker for the purchase of 150,000 shares of the Company’s common stock valued at $0.2 million.
      In March 2003, in connection with the acquisition of certain intellectual property assets related to multimodal speech technology (Note 7), the Company issued a warrant for the purchase of 78,000 shares of the Company’s common stock valued at $0.1 million.
      In January 2003, the Company issued a $27.5 million three-year, zero-interest convertible subordinated debenture due January 2006 to Philips in connection with the Philips acquisition valued at $27.5 million.

13.	Stockholders’ Equity

Preferred Stock
      The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 as Series B Preferred Stock. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The Series B Preferred Stock holders are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, as if declared by the Board of Directors. To date no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock.

Common Stock Issuances
      On May 5, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company, Warburg Pincus Private Equity VIII, L.P. and certain of its affiliated entities (collectively “Warburg Pincus”) pursuant to which Warburg Pincus agreed to purchase and the Company agreed to sell 3,537,736 shares of its common stock and warrants to purchase 863,236 shares of its common stock for an aggregate purchase price of $15.1 million. The warrants have an exercise price of

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$5.00 per share and a term of four years. On May 9, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. The Company also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company and Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and the Company agreed to sell 14,150,943 shares of the Company’s common stock and warrants to purchase 3,177,570 shares of the Company’s common stock for an aggregate purchase price of $60.0 million. The warrants have an exercise price of $5.00 per share and a term of four years. On September 15, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. The net proceeds from these two fiscal 2005 financings was $73.9 million. In connection with the financings, the Company granted Warburg Pincus registration rights giving Warburg Pincus the right to request that the Company to use commercially reasonable efforts to register some or all of the shares of common stock issued to Warburg Pincus under both the Securities Purchase Agreement and Stock Purchase Agreement, including shares of common stock underlying the warrants. The Company has evaluated these warrants under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and has determined that the warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheet.
      During the three months ended March 31, 2003, the Company completed an underwritten public offering of 8,256,906 shares of the Company’s common stock at $3.80 per share. Of the total shares sold, 6,184,406 shares were sold on behalf of Lernout & Hauspie Speech Products N.V. and L&H Holdings USA, Inc. The Company sold 2,072,500 common shares and received gross proceeds of $7.9 million. After considering offering costs of $2.4 million, the net proceeds to the Company amounted to $5.5 million.
      The Company has issued shares of its common stock in connection with several of its acquisitions. See Note 3 and Note 12 for further disclosure relating to these issuances.

Common Stock Repurchases
      As of September 30, 2005 and 2004 the Company had repurchased a total of 2,846,861 and 2,771,507 shares, respectively, under various repurchase programs, discussed below. The Company intends to use the repurchased shares for its employee stock plans and for potential future acquisitions.
      In fiscal 2005, the Company repurchased 75,354 shares of common stock at a cost of $0.4 million to cover employees’ tax obligations related to vesting of restricted stock. There were no stock repurchases in fiscal 2004.
      On August 6, 2003, the Company’s board of directors authorized the repurchase of up to $25 million of the Company’s common stock over the following 12 months. From August 6, 2003 through December 31, 2003, the Company repurchased 618,088 common shares at a purchase price of $2.9 million; the Company records treasury stock at cost.

Common Stock Warrants
      In fiscal 2005 the Company issued several warrants for the purchase of its common stock. Warrants were issued to Warburg Pincus as described above. Additionally, on November 15, 2004, in connection with the acquisition of Phonetic (Note 3), the Company issued unvested warrants to purchase 750,000 shares of its common stock at an exercise price of $4.46 per share that will vest, if at all, upon the achievement of certain performance targets. The initial valuation of the warrants occurred upon closing of the Phonetic acquisition, February 1, 2005, and was treated as purchase consideration in accordance with EITF 97-8, “Accounting for Contingent Consideration Issued in a Purchase Business Combination”. Based on its review of EITF 00-19, the Company has determined that the warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheet.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 1999 the Company issued Xerox a ten-year warrant with an exercise price for each warrant share of $0.61. This warrant is exercisable for the purchase of 525,732 shares of the Company’s common stock. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation, including this warrant, for approximately $80 million. In connection with this transaction, Warburg Pincus acquired new warrants to purchase 2.5 million additional shares of the Company’s common stock from the Company for total consideration of $0.6 million. The warrants have a six year life and an exercise price of $4.94. The Company received this payment of $0.6 million during the quarter ended June 30, 2004. Based on its review of EITF 00-19, the Company has determined that the warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheet.
      In connection with the March 31, 2003 acquisition of the certain intellectual property assets related to multimodal speech technology (Note 7), the Company issued a warrant for the purchase of 78,000 shares of the Company’s common stock at an exercise price of $8.10 per share. The warrant was immediately exercisable and was valued at $0.1 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, a risk-free rate of 1.87%, an expected term of 2.5 years, no dividends and a stock price of $4.57 based on the Company’s stock price at the time of issuance. This warrant expired, unexercised, on October 31, 2005.
      In connection with the SpeechWorks acquisition (Note 3), the Company issued a warrant to its investment banker, expiring on August 11, 2009, for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $3.98 per share. The warrant became exercisable August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 60%, a risk-free interest rate of 4.03%, an expected term of 8 years, no dividends and a stock price of $3.92, based on the Company’s stock price at the time of issuance.
      In connection with the acquisition of SpeechWorks, the Company assumed outstanding warrants previously issued by SpeechWorks to America Online. These warrants allow for the purchase of up to 219,421 shares of the Company’s common stock, and were issued in connection with a long-term marketing arrangement. The warrant is currently exercisable at a price of $14.49 per share and expires on June 30, 2007. The value of the warrant was insignificant.
      On December 17, 2003, pursuant to a letter agreement, dated October 17, 2003, the Company issued a warrant to a former employee of SpeechWorks for the purchase of 11,180 shares of its common stock at an exercise price of $7.70 per share, and 2,552 shares of its common stock at an exercise price of $5.64 per share. The warrant was valued at approximately $18,000 based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, a risk-free interest rate of 1.63%, an expected term of one year, no dividends and a stock price of $5.62 based on the Company’s stock price at the time of issuance. This warrant expired, unexercised, at December 17, 2004.

14.	Restricted Common Stock Awards
      The Company is authorized to issue equity incentive awards in the form of restricted stock (“Restricted Stock”) and in the form of units of stock purchase rights (“Restricted Units”), these are collectively referred to as “Restricted Awards”. Unvested Restricted Awards may not be sold, transferred or assigned. The Restricted Awards generally are subject to vesting of a period of two to four years, and may have opportunities for acceleration for achievement of defined goals. Except as otherwise specified in the agreements, in the event that the employees’ employment with the Company terminates, any unvested share shall be forfeited and revert to the Company. The purchase price of the Restricted Awards generally equals the par value of the underlying common stock and is payable at time of issuance of shares. The difference between the purchase price and the fair value of the Company’s common stock on the date of issuance is recorded as deferred compensation and additional paid-in-capital. The deferred compensation expense is recognized as compensa-

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tion expense ratably over the vesting period. Compensation expense relating to Restricted Awards was $2.8 million, $1.3 million and $0.3 million in fiscal 2005, 2004 and 2003, respectively.
      Restricted Stock is included in the issued and outstanding common stock in these financial statements. Restricted Units are not included in issued and outstanding common stock until the shares are vested, at which point they are included as issued and outstanding.
      The table below summarizes activity relating to Restricted Awards:

	Number of	Number of
	Restricted Shares	Restricted Units

Balance at December 31, 2002	114,216	—
New grants	579,581	—
Vesting	(114,339)	—
Forfeitures	—	—

Balance at December 31, 2003	579,458	—
New grants	752,893	391,283
Vesting	(187,404)	—
Forfeitures	(46,389)	(4,274)

Balance at September 30, 2004	1,098,558	387,009
New grants	446,663	580,643
Vesting	(215,947)	(101,543)
Forfeitures	(203,571)	(16,658)

Balance at September 30, 2005	1,125,703	849,451

      Of the Restricted Stock issued in 2003, 300,000 of these shares were issued to the Company’s Chief Executive Officer, with vesting terms of 100,000 shares on each of August 31, 2004, 2005 and 2006. In connection with the SpeechWorks acquisition (Note 3), the Company issued 279,581 Restricted Stock in replacement of previously outstanding SpeechWorks unvested restricted common stock. The restricted common stock vests no later than March 25, 2007. The Restricted Awards in 2004 and 2005 were made to a broader base of employees.

15.	Stock-Based Compensation Plans

Stock Option and Award Plans (excluding Former Nuance Stock Option Plan)
      The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company’s common stock generally at the fair market value on the date of grant. Plans do not allow for options to be granted at below fair market value nor can they be re-priced at anytime. Options become exercisable over various periods, typically two to four years and have a maximum term of 10 years. At September 30, 2005, 33,357,151 shares were authorized for grant under the Company’s stock-based compensation plans, of which 5,392,851 were available for future grant. To date, all stock options have been granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity under these stock option and award plans, and for options granted outside the plans (excluding the Former Nuance Stock Option Plan):

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at December 31, 2002	15,145,707	$3.20
Options granted	6,122,250	$4.57
Options exercised	(2,422,484)	$1.61
Options forfeited	(999,841)	$4.34

Balance at December 31, 2003	17,845,632	$3.82
Options granted	3,489,750	$4.89
Options exercised	(2,238,588)	$2.22
Options forfeited	(2,301,856)	$4.70

Balance at September 30, 2004	16,794,938	$4.14
Options granted	4,534,050	$4.30
Options exercised	(654,144)	$2.93
Options forfeited	(1,608,945)	$4.92

Balance at September 30, 2005	19,065,899	$4.15

      The following table summarizes information about stock options outstanding under these stock compensation plans (excluding the Former Nuance Stock Option Plan) at September 30, 2005:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise Price Range	Shares	Life in Years	Exercise Price	Shares	Exercise Price

$0.41 - $1.28	626,373	5.25	$1.08	626,373	$1.08
$1.31 - $1.34	2,027,459	4.88	$1.34	2,027,459	$1.34
$1.41 - $3.79	2,454,220	5.56	$3.27	1,591,318	$3.02
$3.87 - $4.01	2,531,192	6.43	$3.93	832,877	$3.97
$4.02 - $4.29	2,047,423	5.75	$4.18	1,010,121	$4.19
$4.30 - $4.45	1,926,529	7.20	$4.31	1,298,139	$4.32
$4.46 - $5.03	1,914,474	6.23	$4.80	795,451	$4.83
$5.05 - $5.36	2,712,606	6.70	$5.28	1,382,378	$5.31
$5.38 - $6.97	2,793,123	6.42	$6.15	2,080,666	$6.26
$7.14 - $8.74	32,500	6.73	$7.47	11,019	$7.58

$0.41 - $8.74	19,065,899	6.14	$4.15	11,655,801	$3.92

      Stock options to purchase 11,655,801, 10,018,921 and 9,600,859 shares of common stock were exercisable as of September 30, 2005 and 2004 and December 31, 2003, respectively.

Former Nuance Stock Option Plan
      The Company assumed stock options in connection with its acquisition of Former Nuance on September 15, 2005. These stock options are governed by the original agreement (the “Former Nuance Stock Option Plan”) that they were issued under, but are now exercisable for shares of the Company. No further stock

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options may be issued under the Former Nuance Stock Option Plan. The following table summarizes activity under the Former Nuance Stock Option Plan:

		Weighted
	Number of	Average
	Shares	Exercise Price

Assumed at September 15, 2005	9,379,433	$3.87
Options exercised	(1,000,930)	$2.94
Options forfeited	(329,553)	$3.86

Balance at September 30, 2005	8,048,950	$3.98

      The following table summarizes information about stock options outstanding under the Former Nuance Stock Option Plan at September 30, 2005:

	Options Outstanding

				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise Price Range	Shares	Life in Years	Exercise Price	Shares	Exercise Price

$0.07 - $1.72	546,791	6.58	$1.31	447,752	$1.30
$1.79 - $1.79	1,302,884	7.50	$1.79	1,093,850	$1.79
$1.88 - $2.43	1,042,009	7.13	$2.20	887,090	$2.19
$2.44 - $3.43	810,649	9.27	$2.74	282,804	$2.73
$3.45 - $3.60	843,845	8.82	$3.49	324,065	$3.52
$3.62 - $5.53	888,719	6.71	$4.14	626,009	$4.25
$5.54 - $6.62	808,184	6.37	$6.20	750,671	$6.19
$6.64 - $6.97	1,175,312	5.63	$6.86	1,013,304	$6.89
$7.03 - $7.85	443,671	6.22	$7.37	441,333	$7.37
$8.20 - $8.20	186,886	4.30	$8.20	186,886	$8.20

$0.07 - $8.20	8,048,950	7.09	$3.98	6,053,764	$4.21

1995 Employee Stock Purchase Plan
      The Company’s 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on May 14, 2005, authorizes the issuance of a maximum of 2,500,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The Plan currently meets all regulatory requirements to be considered a non-compensatory plan. The Company issued 385,265, 332,119 and 163,837 shares of common stock under this plan during fiscal 2005, 2004 and 2003, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

Operating Leases
      The Company has various operating leases for office space around the world. In connection with many of its acquisitions the Company assumed facility lease obligations, among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 10). Additionally, certain of the Company’s lease obligations have been included in various restructuring charges, and are included in the Company’s balance sheet as accrued expenses (Note 11). The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of September 30, 2005 (in thousands):

Total Gross
Year Ending September 30,	Commitment

2006	$18,641
2007	17,327
2008	17,558
2009	20,283
2010	17,155
Thereafter	48,680

Total	$139,644

      At September 30, 2005, the Company has sub-leased certain office space to third parties. Total sub-lease income under contractual terms is $11.7 million, or approximately $1.1 million annually, which has not been reflected in the above operating lease contractual obligations, will be received through February 2016.
      Total rent expense, net of sublease payments, under operating leases for fiscal 2005, 2004 and 2003 was $7.4 million, $4.0 million and $4.0 million, respectively.
      In connection with certain of its acquisitions, the Company assumed certain financial guarantees that the acquired companies had committed to the landlords of certain facilities. These financial guarantees consist of standby letters of credit outstanding which are secured by certificates of deposit, representing the restricted cash requirements that collateralize the Company’s lease obligations. These certificates of deposit total $11.7 million as of September 30, 2005, and are included in Other Assets. The majority of this amount relates to one of Former Nuance’s leases of property that is not occupied, and is included in the amounts discussed in Note 10.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 18, 2005, Former Nuance received a copy of a complaint naming Former Nuance and the members of the board of directors as defendants in a lawsuit filed on May 13, 2005, in the Superior Court of the State of California, County of San Mateo, by Mr. Frank Capovilla, on behalf of himself and, purportedly, the holders of Former Nuance’s common stock. The complaint alleges, among other things, that Former Nuance’s board of directors breached their fiduciary duties to Former Nuance’s stockholders respecting the merger agreement that was entered into with the Company. The complaint seeks to declare that the merger agreement was unenforceable. The complaint also seeks an award of attorney’s and expert’s fees. The Company believes the allegations of this lawsuit are without merit and expects the Company and its directors are vigorously contesting the action.
      On August 5, 2004, Compression Labs Inc. filed an action against the Company in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages are sought in an unspecified amount. In the lawsuit, Compression Labs alleges that the Company is infringing United States Patent No. 4,698,672 entitles “Coding System for Reducing Redundancy.” The Company believes this claim has no merit, and intends to defend the action vigorously.
      On July 15, 2003, Elliott Davis (“Davis”) filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. In addition, on November 26, 2003, Davis filed an action against the Company in the United States District Court for the Western District for New York (Buffalo) also claiming patent infringement. Damages are sought in an unspecified amount. SpeechWorks filed an Answer and Counterclaim to Davis’s Complaint in its case on August 25, 2003 and the Company filed an Answer and Counterclaim to Davis’s Complaint in its case on December 22, 2003. The Company believes these claims have no merit, and it intends on defending the actions vigorously.
      On November 27, 2002, AllVoice Computing plc (“AllVoice”) filed an action against the Company in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to Their Audio Data While Text Is Being Changed” (the “273 Patent”). The 273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology field, the Company believes that its products do not infringe the 273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. On January 4, 2005, the case was transferred to a new judge of the United States District Court for the Southern District of Texas for administrative reasons. The Company believes that it has meritorious defenses and it intends on defending itself vigorously.
      In August 2001, the first of a number of complaints was filed, in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased Former Nuance stock between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of the Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including approval of the Court. The settlement is not expected to have any material impact upon Former Nuance or the Company, as payments, if any, are expected to be made by insurance carriers, rather than by Former Nuance. In July 2004, the underwriters filed a motion opposing approval by the court of the settlement among the plaintiffs, issuers and insurers. In March 2005, the court granted preliminary approval of the settlement, subject to the parties agreeing to modify the term of the settlement which limits each underwriter from seeking contribution against its issuer for damages it may be forced to pay in the action. In the event a settlement is not concluded, the Company intends to defend the litigation vigorously. The Company believes it has meritorious defenses to the claims against Former Nuance.
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
      The Company has entered into agreements to indemnify its directors and officers to the fullest extent authorized or permitted under applicable law. These agreements, among other things, provide for the indemnification of its directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by any such person in his or her capacity as a director or officer of the Company, whether or not such person is acting or serving in any such capacity at the time any liability or expense is incurred for which indemnification can be provided under the agreements. In accordance with the terms of the SpeechWorks merger agreement, the Company is required to indemnify the former members of the SpeechWorks board of directors, on similar terms as described above, for a period of six years from the acquisition date. In connection with this indemnification, the Company was required to purchase a director and officer insurance policy related to this obligation for a period of three years from the date of acquisition, this three year policy was purchased in 2003. In accordance with the terms of the Former Nuance merger agreement, the Company is required to indemnify the former members of the Former Nuance board of directors, on similar terms as described above, for a period of six years from the acquisition date. In connection with this indemnification, the Company was required to purchase, and has purchased, a director and officer insurance policy related to this obligation covering the full period of six years.
      On January 21, 2005, the Company, as tenant, entered into a lease with Wayside Realty Trust (“Wayside”), as landlord (the “Lease”). Pursuant to the Lease, the Company is leasing office space in Burlington, MA, for an initial term of ten years beginning on June 1, 2005. Rent payments are due monthly, in advance. The Lease provides for escalating rent payments, which the Company is recording as rent expense on a straight line basis over the term of the lease. Under the terms of the Lease, the Company is also required to

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pay utilities, property taxes, and other operating and maintenance expenses relating to the leased facilities. As a security deposit for the Company’s obligations under the Lease, in April 2005, the Company delivered to Wayside a letter of credit in the amount of $3.3 million. On each successive anniversary of the term commencement date, the letter of credit will be reduced by 10% until the security deposit total has been reduced to $1.8 million. On the eighth anniversary of the term commencement date, the security deposit will be reduced to $1.3 million, and shall continue as such throughout the remainder of the initial lease term.

17.	401(k) Savings Plan
      The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective July 1, 2003, Company match of employee’s contributions was established, dollar for dollar up to 2% of salary. Employees who were hired prior to April 1, 2004 are 100% vested into the plan as soon as they start to contribute to the plan. Employees hired April 1, 2004 and thereafter, vest one-third of the contribution annually over a three year period. The Company’s contributions to the 401(k) Plan totaled $0.7 million, $0.5 million and $0.2 million for fiscal 2005, 2004 and 2003, respectively.

18.	Income Taxes
      The components of the income tax provision (benefit) are as follows (in thousands):

		Nine Months
	Year Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2005	2004	2003

Current
Federal	$269	$—	$(1,534)
Foreign	(33)	451	(49)
State	1,526	23	50

	1,762	474	(1,533)

Deferred
Federal	$4,682	$705	$1,083
Foreign	(342)	24	(20)
State	710	130	201

	5,050	859	$ ,264

Provision (benefit) for income taxes	$6,812	$1,333	$(269)

      The benefits for federal income taxes in fiscal 2003 relate to refunds related to Caere Corporation.
      The deferred income tax provision in fiscal 2005 and fiscal 2004 includes a $3.0 million and $0.9 million provision to increase the deferred tax valuation allowance, respectively. A portion of the deferred tax liabilities are created by taxable temporary differences related to certain goodwill for which the period the differences will reverse is indefinite. Following the adoption of SFAS 142, taxable temporary differences creating deferred tax liabilities as a result of different treatment of goodwill for book and tax purposes cannot offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. As a result, a deferred tax provision is required to increase the Company’s valuation allowance. The deferred tax provision in fiscal 2003 includes $0.4 million related to fiscal 2002.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

		Nine Months
	Year Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2005	2004	2003

North America	$5,586	$(10,413)	$(6,781)
Foreign	(4,191)	2,368	994

Total	$1,395	$(8,045)	$(5,787)

      The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $3.8 million at September 30, 2005. An estimate of the tax consequences from the repatriation of these earnings is not practicable at this time due to conditions and limitations applicable to the utilization of foreign tax credits and other tax assets.
      Deferred tax assets (liabilities) consist of the following (in thousands):

	September 30,	September 30,
	2005	2004

Deferred tax assets
Net operating loss carryforwards	$167,771	$55,647
Federal and state credit carryforwards	15,865	7,867
Capitalized start-up and development costs	6,405	7,056
Accrued expense and other reserves	44,679	10,395
Deferred revenue	4,343	2,220
Deferred compensation	1,131	439
Depreciation	3,068	767
Other	267	397

Gross deferred tax assets	243,529	84,788
Deferred tax liabilities
Acquired intangibles	(32,936)	(8,547)
Valuation allowance	(214,834)	(78,364)

Net deferred tax liabilities	$(4,241)	$(2,123)

      The increase in Nuance’s net deferred tax assets before valuation allowance to $215 million from $78 million as of September 30, 2005 compared to September 30, 2004, primarily relates to incremental tax assets due to the attributes of companies acquired in fiscal 2005.
      At September 30, 2005 and 2004, the Company provided a full valuation allowance for its net deferred tax assets in the United States due to the uncertainty of realization of those assets as a result of the recurring and cumulative losses from operations.
      The Company monitors the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company’s income tax provisions and its assessment of the realizability

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of its deferred tax assets involve significant judgments and estimates. If the Company generates taxable income through profitable operations in future years it may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and stock compensation. The valuation allowance with respect to acquired tax assets of approximately $178.5 million when subsequently released, will reduce goodwill, other intangible assets, and to the extent remaining, the provision for income tax.
      A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

		Nine Months
	Year Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2005	2004	2003

Federal statutory tax rate	35.0%	(35.0)%	(35.0)%
Foreign taxes	180.6	(6.0)	(4.9)
State tax, net of federal benefit	66.4	(7.7)	(5.6)
Other	4.8	2.7	0.3
Change in valuation allowance	323.4	70.1	77.6
Federal research and development credits	—	(7.5)	(10.5)
Federal benefit — refundable taxes	(121.9)	—	(26.5)

	488.3%	16.6%	(4.6)%

      At September 30, 2005 and 2004, the Company had federal net operating loss carryforwards of approximately $379.0 million and $160.7 million, respectively, of which approximately $29.0 million and $27.2 million, respectively, relate to tax deductions from stock compensation. The tax benefit related to the stock compensation ($11.0 million and $10.0 million as of September 30, 2005 and 2004, respectively), when realized, will be accounted for as additional paid-in capital rather than as a reduction of the provision for income tax. At September 30, 2005 and 2004, the Company had state net operating loss carryforwards of approximately $93.0 million and $16.4 million, respectively. At September 30, 2005 the Company had federal and state research and development credit carryforwards of approximately $9.6 million and $6.3 million, respectively. At September 30, 2004 the Company had federal and state research and development credit carryforwards of approximately $6.5 million and $1.4 million, respectively. The net operating loss and credit carryforwards will expire at various dates through 2025, if not utilized.
      Utilization of the net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation will result in the expiration of certain net operating losses and credits before utilization.

19.	Segment and Geographic Information and Significant Customers
      The Company has reviewed the provisions of SFAS 131 with respect to the criteria necessary to evaluate the number of operating segments that exist, based on its review the Company has determined that it operates in one segment. Revenue classification below is based on the country in which the sale originates. No single country outside of the United States had revenue greater than 10% of total revenue. Revenue in other countries predominately relates to sales to customers in Europe and Asia. Inter-company sales are insignifi-

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cant as products sold in other countries are sourced within Europe or the United States. The following table presents total revenue information by geographic area (in thousands):

	September 30,	September 30,	December 31,
	2005	2004	2003

United States of America	$148,880	$89,176	$96,657
Foreign countries	83,508	41,731	38,742

Total	$232,388	$130,907	$135,399

      The following table presents revenue information for principal product lines, which do not constitute separate segments (in thousands):

	Year Ended	Nine Months	Year Ended
	September 30,	Ended	December 31,
	2005	2004	2003

Speech	$164,244	$86,594	$77,928
Imaging	68,144	44,313	57,471

Total	$232,388	$130,907	$135,399

      Two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 11% and 9%, 14% and 8%, and 16% and 13% of the Company’s consolidated revenue for fiscal 2005, 2004 and 2003, respectively. No customer accounted for greater than 10% of accounts receivable as of September 30, 2005 or 2004.
      The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	September 30,	September 30,
	2005	2004

United States of America	$520,719	$278,950
Other foreign countries	69,704	40,215

Total	$590,423	$319,165

20.	Pro Forma Results (Unaudited)
      The following table reflects unaudited pro forma results of operations of the Company assuming that the Telelogue, Rhetorical, ART, Phonetic and Former Nuance acquisitions had occurred on January 1, 2004 (in thousands, except per share data):

		Nine Months
	Year Ended	Ended
	September 30,	September 30,
	2005	2004

Revenue	$192,234	$181,414
Net loss	(44,503)	$(59,638)
Net loss per basic and diluted share	$(0.29)	$(0.41)

21.	Related Parties
      At December 31, 2003, Xerox owned approximately 15% of the Company’s outstanding common stock and all of the Company’s outstanding Series B Preferred Stock. In addition, Xerox had the opportunity to acquire additional shares of common stock pursuant to a warrant (Note 13). On March 19, 2004, the

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company announced that Warburg Pincus, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation for approximately $80 million. As a result of the Xerox and Warburg Pincus transaction, Xerox is no longer a related party as of June 30, 2004. During fiscal 2004 and 2003, Xerox’s related party revenue accounted for 1% and 5%, respectively, of the Company’s total revenue under several non-exclusive agreements in which the Company grants Xerox the royalty-bearing right to copy and distribute certain versions of the Company’s software programs. The Company does not engage in transactions in the normal course of its business with Warburg Pincus.
      In connection with the Caere acquisition in the first quarter of 2000 and pursuant to a concurrent non-competition and consulting agreement, the Company agreed to pay in cash to the former Caere President and CEO, a current member of the Board of Directors of the Company, on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of Nuance common stock at that time, multiplied by 486,548. On March 5, 2002, the Company negotiated a deferred payment agreement with the former Caere President and CEO to terminate this agreement. Under the terms of the deferred payment agreement, the Company paid $1.0 million in cash on March 5, 2002 and agreed to make future cash payments totaling $3.3 million, with such amounts payable in equal quarterly installments of approximately $0.4 million over the following two years. During fiscal 2004, the Company paid the final quarterly installment under this agreement totaling $0.4 million. The total consideration of this agreement was accounted for in the original Caere purchase price and had no effect on the results of operations in fiscal 2004 or 2003.
      At September 30, 2005 and 2004, a member of the Company’s Board of Directors is a senior executive at Convergys Corporation. The Company and Convergys have entered into multiple non-exclusive agreements in which Convergys resells the Company’s software. During fiscal 2005 and 2004, Convergys accounted for approximately $39,000 and $0.3 million in total net revenue, respectively. As of September 30, 2005 and 2004, Convergys owed the Company $2,000 and $0.1 million, respectively, pursuant to these agreements. These amounts are included in accounts receivable.
      A member of the Company’s Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Limited Partnership, a law firm that provides services to the Company. In fiscal 2005, 2004 and 2003 the Company paid $2.1 million, $0.7 million and $1.8 million, respectively, to Wilson Sonsini Goodrich & Rosati for professional services provided to the Company. As of September 30, 2005 and 2004 the Company had $2.5 million and $0.3 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Quarterly Data (Unaudited)
      The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share amounts)
2005
Total revenue	$60,578	$53,113	$56,814	$61,884	$232,388
Gross margin	$42,645	$36,285	$40,047	$44,340	$163,317
Net income (loss)	$3,141	$(1,002)	$160	$(7,716)	$(5,417)
Net income (loss) per share
Basic	$0.03	$(0.01)	$0.00	$(0.06)	$(0.05)
Diluted	$0.03	$(0.01)	$0.00	$(0.06)	$(0.05)
Weighted average common shares outstanding:
Basic	104,973	105,563	108,713	118,816	109,540
Diluted	112,430	105,563	116,413	118,816	109,540

	First	Second	Third	Nine
	Quarter	Quarter	Quarter	Months

	(In thousands, except per share amounts)
2004
Total revenue	$42,776	$46,127	$42,004	$130,907
Gross margin	$29,758	$31,482	$27,939	$89,179
Net income (loss)	$(2,813)	$(410)	$(6,155)	$(9,378)
Net income (loss) per share, basic and diluted	$(0.03)	$(0.00)	$(0.06)	$(0.09)
Weighted average common shares outstanding, basic and diluted	102,847	103,881	104,604	103,780

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On September 14, 2004, the Company filed a current report on Form 8-K, under Item 4.01 thereunder, to report the resignation of PricewaterhouseCoopers LLP as the Company’s registered independent public accounting firm.
      On October 26, 2004, the Company filed a current report on Form 8-K, under Item 4.01 thereunder, to report that the Company’s Audit Committee of the Board of Directors had engaged BDO Seidman, LLP as the Company’s registered independent public accounting firm.
      There have been no disagreements with the Company’s accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness in internal control over financial reporting in the tax accounting area discussed below, our disclosure controls and procedures were not effective as of September 30, 2005.
     Management Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making its assessment, management has utilized the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. A “material weakness” is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

      As of September 30, 2005, our management identified a material weakness in our internal control over financial reporting which resulted from deficiencies in the tax accounting area primarily as a result of a lack of necessary corporate accounting resources and operating ineffectiveness of certain controls designed to prevent or detect actual or potential misstatements in the tax accounts. Solely as a result of the material weakness described above, our management has determined that, as of September 30, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm as stated in their report, which appears on page 50 of this Annual Report on Form 10-K.
      As permitted by Securities and Exchange Commission guidance, the scope of management’s assessment excludes the internal controls over financial reporting of the acquired operations of ART Advanced Recognition Technologies, Inc., Phonetic Systems Ltd. and Nuance Communications, Inc. (Former Nuance) which were acquired as of January 21, 2005, February 1, 2005 and September 15, 2005, respectively. The foregoing acquisitions are included in our consolidated financial statements from the date of each acquisition and, collectively, contributed approximately 3.6% of our total revenue in fiscal 2005 and accounted for approximately 46.3% of our total assets at September 30, 2005; excluding goodwill, the percentage of total assets at September 30, 2005 was approximately 20.6%. The aggregate purchase price of the acquisitions was approximately $288.3 million.
     Changes in Internal Controls Over Financial Reporting
      In connection with their audit of our 2004 consolidated financial statements, BDO Seidman, LLP, our independent registered public accounting firm, advised management and our Audit Committee of the following significant deficiencies which did not individually or in the aggregate raise to the level of material weakness: (i) we lacked the necessary corporate accounting resources to ensure consistently complete and accurate reporting of financial information which, when combined with our need to realign and cross-train finance and accounting personnel, led to a dependence on key personnel in the organization, the loss of whom could impair our ability to ensure consistently complete and accurate financial reporting and (ii) in certain circumstances our accounting transactions, including related judgments and estimates, were not always supported in a timely manner by a sufficiently formal processes or sufficiently comprehensive documentation.
      During fiscal 2005, we implemented additional modules to continue to enhance the functionality of our Oracle implementation, augmented certain processes, and repositioned and recruited finance and accounting personnel to ensure consistently complete and accurate reporting of financial information. While, other than with respect to the material weakness discussed above, we believe that these actions have largely addressed the significant deficiencies raised by BDO Seidman in connection with their audit of our fiscal 2004 consolidated financial statements, we expect to continue to recruit additional finance and accounting personnel in the first half of fiscal 2006.
      As a result of the identification of the material weakness described above, we also plan to take steps to remediate these deficiencies, including engaging an accounting or tax firm to provide additional accounting resources to prepare and/or periodically review, as appropriate, our accounting for taxes prior to providing such information to our independent auditor and to effectively execute the existing internal controls designed to prevent or detect actual or potential misstatements in the tax accounts. Additionally, management will perform an assessment of our tax accounting organization and recruit the necessary qualified personnel and train such personnel to effectively execute the existing internal controls designed to prevent or detect actual or potential misstatements in the tax accounts. We believe these actions will strengthen our internal control over financial reporting and address the material weakness identified above.
      There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III
      Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than January 26, 2006, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Election of Directors” in our Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Compensation, Management and Other Information” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.
      Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on February 24, 2004. Our Code of Business Conduct and Ethics can be found at our website: www.nuance.com. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such a request should be made in writing and addressed to Investor Relations, Nuance Communications, Inc., 1 Wayside Road, Burlington, MA 01803.
      To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at www.nuance.com.

Item 11.	Executive Compensation
      The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation, Management and Other Information” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
      The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required by this section is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Auditors” in our Proxy Statement.

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

(3) Exhibits — See Item 15(b) of this Report below.
      (b) Exhibits.

EXHIBIT INDEX

		Incorporated by Reference

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Purchase Agreement, dated October 7, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.4	12/6/2002
2.2	Amendment No. 1 to Purchase Agreement, dated as of December 20, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.5	2/7/2003
2.3	Amendment No. 2 to Purchase Agreement, dated as of January 29, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.6	2/7/2003
2.4	Agreement and Plan of Reorganization, dated April 23, 2003, by and among the Registrant, Spiderman Acquisition Corporation and SpeechWorks International, Inc.	S-4	33-106184	Annex A	6/17/2003
2.5	Agreement and Plan of Merger, dated as of May 4, 2004, as amended on May 28, 2004, by and among the Registrant, Tennis Acquisition Corporation, Telelogue, Inc., Pequot Venture Partners II, L.P., PVP II Telelogue Prom Note 2 Grantor Trust, Palisade Private Partnership II, L.P., and NJTC Venture Fund SBIC LP, Martin Hale as stockholder representative and U.S. Bank National Association as escrow agent.	8-K	0-27038	2.1	6/30/2004
2.6	Agreement and Plan of Merger, dated as of November 14, 2004, by and among ScanSoft, Write Acquisition Corporation, ART Advanced Recognition Technologies, Inc., and with respect Article I, Article VII and Article IX only, Bessemer Venture Partners VI, LP, as stockholder representative.	8-K	0-27038	2.1	11/18/2004
2.7	Agreement and Plan of Merger, dated as of November 15, 2004, by and among Phonetic Systems, LTD., Phonetics Acquisition LTD., ScanSoft, and Magnum Communications Fund L.P., as stockholder representative.	8-K	0-27038	2.2	11/18/2004

		Incorporated by Reference

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.8	Amended and Restated Agreement and Plan of Merger, made and entered into as of February 1, 2005, and effective as of November 15, 2004, by and among ScanSoft, Phonetics Acquisition Ltd., Phonetic Systems Ltd. and Magnum Communications Fund L.P., as Shareholder Representative.	8-K	0-27038	2.1	2/7/2005
2.9	Agreement and Plan of Merger by and among ScanSoft, Nova Acquisition Corporation, Nova Acquisition LLC, and Nuance Communications, Inc., dated May 9, 2005.	8-K	0-27038	1.1	5/10/2005
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Amended and Restated Preferred Shares Rights Agreement, dated as of October 23, 1996, as amended and restated as of March 15, 2004, between the Registrant and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.	8-A/A	0-27038	4	12/6/1995
4.3	Amendment, dated May 5, 2005, to Amended and Restated Preferred Shares Rights Agreement between ScanSoft and U.S. Stock Transfer Corporation.	8-K	0-27038	4.8	5/10/2005
4.4	Common Stock Purchase Warrant.	S-4	333-70603	Annex A	1/14/1999

		Incorporated by Reference

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.5	Securities Purchase Agreement, dated March 19, 2004, by and among Xerox Imaging Systems, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., Warburg Pincus Germany Private Equity VIII K.G., and the Registrant.	10-Q	0-27038	4.1	5/10/2004
4.6	Stockholders Agreement, dated March 19, 2004, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	5/10/2004
4.7	Common Stock Purchase Warrants, dated March 15, 2004, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.3	5/10/2004
4.8	Stock Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex F	8/1/2005
4.9	Amended and Restated Stockholders Agreement, dated May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex G	8/1/2005
4.10	Common Stock Purchase Warrants, dated May 9, 2005, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4	333-125496	4.11	6/3/2005

		Incorporated by Reference

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.11	Securities Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I. and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	8/9/2005
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci.*	S-8	333-49656	4.3	11/9/2000
10.3	Gold Disk Bundling Agreement, dated as of September 30, 1999, as amended by Amendment Number 1, dated as of January 1, 2000, between the Registrant and Xerox Corporation.	10-K/A	0-27038	10.15	8/8/2001
10.4	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan.*	S-8	333-33464	10.4	3/29/2000
10.5	1993 Incentive Stock Option Plan, as amended.*	S-1	33-100647	10.17	10/21/2002
10.6	1995 Employee Stock Purchase Plan, as amended and restated on April 27, 2000.*	14A	0-27038	Annex D	4/13/2004
10.7	Amended and Restated 1995 Directors’ Stock Option Plan, as amended.*	14A	0-27038	10.2	3/17/2005
10.8	1997 Employee Stock Option Plan, as amended.*	S-1	33-100647	10.19	10/21/2002
10.9	1998 Stock Option Plan.*	S-8	333-74343	99.1	3/12/1999
10.10	Amended and Restated 2000 Stock Option Plan.*	14A	0-27038	10.1	3/17/2005
10.11	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.12	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.13	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.14	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.15	Nuance Communications 1998 Stock Plan.*	S-8	333-128396	4.3	9/16/2005
10.16	Nuance Communications 1994 Flexible Stock Incentive Plan.*	S-8	333-128396	4.4	9/16/2005
10.17	Form of Restricted Stock Purchase Agreement.*	8-K	0-27038	10.1	11/2/2004
10.18	Form of Stock Option Agreement.*	8-K	0-27038	10.2	11/2/2004
10.19	2005 Severance Benefit Plan for Executive Officers.*	10-Q	0-27038	10.1	5/10/2005
10.20	Officer Short-term Disability Plan.*	10-Q	0-27038	10.2	5/10/2005

		Incorporated by Reference

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.21	Employment Agreement by and between ScanSoft and Charles Berger.*	8-K	0-27038	10.1	10/21/2005
10.22	Loan and Security Agreement, dated as of October 31, 2002, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.2	11/14/2002
10.23	Loan and Security Agreement, dated as of October 31, 2002, as amended on May 7, 2003, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.9	5/15/2003
10.24	Loan Modification Agreement, effective as of June 30, 2003, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.4	8/14/2003
10.25	Loan and Security Agreement, dated as of October 31, 2002, as amended on March 31, 2004, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.2	5/10/2004
10.26	Sixth Loan Modification Agreement, effective as of March 29, 2005, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.4	5/10/2005
10.27	Technology Transfer and License Agreement, dated as of January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.30	2/7/2003
10.28	Promissory Note, dated January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.31	2/7/2003
10.29	Zero Coupon Convertible Subordinated Note, dated January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.32	2/7/2003
10.30	Plan of Distribution Agreement, dated January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.33	2/7/2003
10.31	Letter, dated February 17, 2003, from the Registrant to Jeanne McCann regarding certain employment matters.*	10-Q	0-27038	10.1	5/15/2003
10.32	Employment Agreement, dated August 11, 2003, by and between the Registrant and Paul A. Ricci.*	10-Q	0-27038	10.1	11/14/2003
10.33	Employment Agreement, dated March 9, 2004, by and between the Registrant and John Shagoury.*	10-Q	0-27038	10.1	8/9/2004
10.34	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters.*	10-Q	0-27038	10.2	8/9/2004

Incorporated by Reference

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.35	Letter, dated September 27, 2004, from the Registrant to James R. Arnold, Jr. regarding certain employment matters.*	10-KT	0-27038	10.39	1/6/2005
14.1	ScanSoft Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated September 14, 2004.	8-K	0-27038	16.1	9/14/2004
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO Seidman, LLP.					X
23.2	Consent of PricewaterhouseCoopers LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

* Denotes Management compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC.

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

Date: December 14, 2005	/s/ Paul A. Ricci ----------------------------------------------- Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: December 14, 2005	/s/ James R. Arnold, Jr.
-----------------------------------------------
James R. Arnold, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: December 14, 2005	/s/ Charles Berger ----------------------------------------------- Charles Berger, Director

Date: December 14, 2005	/s/ Robert Finch ----------------------------------------------- Robert Finch, Director

Date: December 14, 2005	/s/ Robert J. Frankenberg ----------------------------------------------- Robert J. Frankenberg, Director

Date: December 14, 2005	/s/ John C. Freker, Jr. ----------------------------------------------- John C. Freker, Jr., Director

Date: December 14, 2005	/s/ Jeffrey A. Harris ----------------------------------------------- Jeffrey A. Harris, Director

Date: December 14, 2005	/s/ William H. Janeway ----------------------------------------------- William H. Janeway, Director

Date: December 14, 2005	/s/ Katharine A. Martin ----------------------------------------------- Katharine A. Martin, Director

Date: December 14, 2005	/s/ Mark Myers ----------------------------------------------- Mark Myers, Director

Date: December 14, 2005	/s/ Philip Quigley ----------------------------------------------- Philip Quigley, Director

Date: December 14, 2005	/s/ Robert G. Teresi ----------------------------------------------- Robert G. Teresi, Director