Form 10-K/A
period 2005-09-30
Nuance Communications, Inc.
filed 2005-12-23
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1 to Form 10-K)

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

EXPLANATORY NOTE
      Nuance Communications, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/ A to amend its Form 10-K for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission on December 14, 2005 to correct certain errors in the footnotes to the Company’s consolidated financial statements, each as described in more detail below. The errors had no impact on the consolidated balance sheet or consolidated statement of operations of the Company included in Part II, Item 8, “Financial Statements and Supplementary Data” or any other information in the Company’s Form 10-K as originally filed. For the convenience of the reader, this Amendment No. 1 sets forth the complete text of the Form 10-K as so amended. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Form 10-K or update the information set forth in the Form 10-K subsequent to such original filing date. In connection with the filing of this Amendment No. 1, the Company is including as exhibits to this Amendment No. 1 currently dated certifications from the Chief Executive Officer and Chief Financial Officer and currently dated consent letters from the independent registered public accounting firms.

•	Item 8. Financial Statements and Supplementary Data, Footnote 3, “Acquisitions” has been amended to correct a rounding error in the table that provided details of the preliminary allocation of the purchase price for the acquisition of Former Nuance; and, to correct a summation error in the table that provides details of the preliminary allocation of the purchase price for the acquisition of ART Advanced Recognition Technologies, Inc.

•	Item 8. Financial Statements and Supplementary Data, Footnote 8, “Accrued Expenses” has been amended to correct certain errors in the table, which relate to the September 30, 2005 accruals, to conform to reclassifications appropriately reflected on the Company’s 2005 balance sheet but not in the footnote. The amounts originally reported and the corrected amounts are set forth below (in thousands):

	September 30, 2005

	As Reported	Corrected

Accrued sales and marketing incentives	$2,994	$2,994
Accrued restructuring and other charges	5,805	5,805
Accrued professional fees	6,169	6,169
Accrued acquisition costs and liabilities	18,233	18,233
Accrued other	12,113	13,041

	$45,314	$46,242

In addition, the accrued expenses for the payment of costs associated with the consummation of the Company’s acquisition of Former Nuance have been reduced from $14.0 million to $12.0 million.

•	Item 8. Financial Statements and Supplementary Data, Footnote 20, “Pro Forma Results (Unaudited)” has been amended to correct certain errors in the table which inadvertently omitted certain revenue and expense items. The amounts as originally reported and the corrected amounts are set forth below (in thousands, except per share data):

	Year Ended		Nine Months Ended
	September 30, 2005		September 30, 2004

	As Reported	Corrected	As Reported	Corrected

Revenue	$192,234	$282,348	$181,414	$181,414
Net loss	$(44,503)	$(47,206)	$(59,638)	$(57,557)
Net loss per basic and diluted share	$(0.29)	$(0.31)	$(0.41)	$(0.39)

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
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Nuance Communications, Inc. (formerly ScanSoft, Inc.):
      In our opinion, the consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows for the year ended December 31, 2003 (appearing on pages 53 through 57 of the Nuance Communications, Inc. (formerly ScanSoft, Inc.) Annual Report on Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Nuance Communications, Inc. and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The preliminary purchase price allocation as of September 30, 2005 is as follows (in thousands):

Total purchase consideration:
Common stock issued	$117,916
Cash	82,172
Value of options to purchase common stock assumed	14,721
Transaction costs	9,424

Total purchase consideration	$224,233

Allocation of the purchase consideration:
Cash	$58,066
Short-term investments	20,362
Other current assets	12,299
Property and equipment	2,872
Other assets	11,544
Identifiable intangible assets	41,740
Goodwill	150,786

Total assets acquired	297,669

Deferred compensation for stock options assumed	4,218
Accounts payable and accrued expenses	(5,768)
Accrued facility leases (Note 10)	(12,778)
Accrued acquisition related fees	(8,231)
Deferred revenue	(8,345)
Long-term facility leases, net of current portion (Note 10)	(42,244)
Long-term liabilities	(288)

Total liabilities assumed	(77,654)

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
      The preliminary purchase price allocation is as follows (in thousands):

Total purchase consideration:
Cash	$26,414
Transaction costs	1,553

Total purchase consideration	$27,967

Allocation of the purchase consideration:
Current assets	$6,093
Property and equipment	769
Other assets	486
Identifiable intangible assets	9,380
Goodwill	14,203

Total assets acquired	30,931

Current liabilities	(2,889)
Long-term liabilities	(75)

Total liabilities assumed	(2,964)

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
      Aggregate amortization expense was $13.1 million, $10.4 million and $12.8 million ($9.0 million, $8.4 million and $10.5 million included in cost of revenue, respectively) for fiscal 2005, 2004 and 2003, respectively. Estimated amortization expense for each of the five succeeding years as of September 30, 2005 is as follows (in thousands):

		Selling,
	Cost of	General and
Year Ending September 30,	Revenue	Administrative	Total

2006	$9,566	$8,690	$18,256
2007	9,527	8,422	17,949
2008	8,259	7,952	16,211
2009	6,468	6,942	13,410
2010	5,557	4,740	10,297
Thereafter	11,685	4,542	16,227

Total	$51,062	$41,288	$92,350

8.	Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	September 30,	September 30,
	2005	2004

Accrued sales and marketing incentives	$2,994	$3,533
Accrued restructuring and other charges (Note 11)	5,805	574
Accrued professional fees	6,169	2,673
Accrued acquisition costs and liabilities	18,233	394
Accrued other	13,041	8,555

	$46,242	$15,729

      Accrued acquisition costs and liabilities at September 30, 2005 relate primarily to the September 15, 2005 acquisition of Former Nuance. The accrued expenses include approximately $12.0 million for the payment of costs included to consummate this acquisition, incurred by both the Company and Former Nuance prior to the acquisition; also included in accrued expenses are $6.2 million of amounts paid to shareholders of Former Nuance subsequent to September 30, 2005.

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
      The following table reflects unaudited pro forma results of operations of the Company assuming that the Telelogue, Rhetorical, ART, Phonetic and Former Nuance acquisitions had occurred on January 1, 2004 (in thousands, except per share data):

		Nine Months
	Year Ended	Ended
	September 30,	September 30,
	2005	2004

Revenue	$282,348	$181,414
Net loss	$(47,206)	$(57,557)
Net loss per basic and diluted share	$(0.31)	$(0.39)

21.	Related Parties
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

(3) Exhibits — See Item 15(b) of this Report below.
      (b) Exhibits.

EXHIBIT INDEX

		Incorporated by Reference

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Purchase Agreement, dated October 7, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.4	12/6/2002
2.2	Amendment No. 1 to Purchase Agreement, dated as of December 20, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.5	2/7/2003
2.3	Amendment No. 2 to Purchase Agreement, dated as of January 29, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.6	2/7/2003
2.4	Agreement and Plan of Reorganization, dated April 23, 2003, by and among the Registrant, Spiderman Acquisition Corporation and SpeechWorks International, Inc.	S-4	33-106184	Annex A	6/17/2003
2.5	Agreement and Plan of Merger, dated as of May 4, 2004, as amended on May 28, 2004, by and among the Registrant, Tennis Acquisition Corporation, Telelogue, Inc., Pequot Venture Partners II, L.P., PVP II Telelogue Prom Note 2 Grantor Trust, Palisade Private Partnership II, L.P., and NJTC Venture Fund SBIC LP, Martin Hale as stockholder representative and U.S. Bank National Association as escrow agent.	8-K	0-27038	2.1	6/30/2004
2.6	Agreement and Plan of Merger, dated as of November 14, 2004, by and among ScanSoft, Write Acquisition Corporation, ART Advanced Recognition Technologies, Inc., and with respect Article I, Article VII and Article IX only, Bessemer Venture Partners VI, LP, as stockholder representative.	8-K	0-27038	2.1	11/18/2004
2.7	Agreement and Plan of Merger, dated as of November 15, 2004, by and among Phonetic Systems, LTD., Phonetics Acquisition LTD., ScanSoft, and Magnum Communications Fund L.P., as stockholder representative.	8-K	0-27038	2.2	11/18/2004

		Incorporated by Reference

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.8	Amended and Restated Agreement and Plan of Merger, made and entered into as of February 1, 2005, and effective as of November 15, 2004, by and among ScanSoft, Phonetics Acquisition Ltd., Phonetic Systems Ltd. and Magnum Communications Fund L.P., as Shareholder Representative.	8-K	0-27038	2.1	2/7/2005
2.9	Agreement and Plan of Merger by and among ScanSoft, Nova Acquisition Corporation, Nova Acquisition LLC, and Nuance Communications, Inc., dated May 9, 2005.	8-K	0-27038	1.1	5/10/2005
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Amended and Restated Preferred Shares Rights Agreement, dated as of October 23, 1996, as amended and restated as of March 15, 2004, between the Registrant and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.	8-A/A	0-27038	4	12/6/1995
4.3	Amendment, dated May 5, 2005, to Amended and Restated Preferred Shares Rights Agreement between ScanSoft and U.S. Stock Transfer Corporation.	8-K	0-27038	4.8	5/10/2005
4.4	Common Stock Purchase Warrant.	S-4	333-70603	Annex A	1/14/1999

		Incorporated by Reference

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.5	Securities Purchase Agreement, dated March 19, 2004, by and among Xerox Imaging Systems, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., Warburg Pincus Germany Private Equity VIII K.G., and the Registrant.	10-Q	0-27038	4.1	5/10/2004
4.6	Stockholders Agreement, dated March 19, 2004, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	5/10/2004
4.7	Common Stock Purchase Warrants, dated March 15, 2004, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.3	5/10/2004
4.8	Stock Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex F	8/1/2005
4.9	Amended and Restated Stockholders Agreement, dated May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex G	8/1/2005
4.10	Common Stock Purchase Warrants, dated May 9, 2005, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4	333-125496	4.11	6/3/2005

		Incorporated by Reference

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.11	Securities Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I. and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	8/9/2005
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci.*	S-8	333-49656	4.3	11/9/2000
10.3	Gold Disk Bundling Agreement, dated as of September 30, 1999, as amended by Amendment Number 1, dated as of January 1, 2000, between the Registrant and Xerox Corporation.	10-K/A	0-27038	10.15	8/8/2001
10.4	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan.*	S-8	333-33464	10.4	3/29/2000
10.5	1993 Incentive Stock Option Plan, as amended.*	S-1	33-100647	10.17	10/21/2002
10.6	1995 Employee Stock Purchase Plan, as amended and restated on April 27, 2000.*	14A	0-27038	Annex D	4/13/2004
10.7	Amended and Restated 1995 Directors’ Stock Option Plan, as amended.*	14A	0-27038	10.2	3/17/2005
10.8	1997 Employee Stock Option Plan, as amended.*	S-1	33-100647	10.19	10/21/2002
10.9	1998 Stock Option Plan.*	S-8	333-74343	99.1	3/12/1999
10.10	Amended and Restated 2000 Stock Option Plan.*	14A	0-27038	10.1	3/17/2005
10.11	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.12	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.13	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.14	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.15	Nuance Communications 1998 Stock Plan.*	S-8	333-128396	4.3	9/16/2005
10.16	Nuance Communications 1994 Flexible Stock Incentive Plan.*	S-8	333-128396	4.4	9/16/2005
10.17	Form of Restricted Stock Purchase Agreement.*	8-K	0-27038	10.1	11/2/2004
10.18	Form of Stock Option Agreement.*	8-K	0-27038	10.2	11/2/2004
10.19	2005 Severance Benefit Plan for Executive Officers.*	10-Q	0-27038	10.1	5/10/2005
10.20	Officer Short-term Disability Plan.*	10-Q	0-27038	10.2	5/10/2005

		Incorporated by Reference

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.21	Employment Agreement by and between ScanSoft and Charles Berger.*	8-K	0-27038	10.1	10/21/2005
10.22	Loan and Security Agreement, dated as of October 31, 2002, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.2	11/14/2002
10.23	Loan and Security Agreement, dated as of October 31, 2002, as amended on May 7, 2003, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.9	5/15/2003
10.24	Loan Modification Agreement, effective as of June 30, 2003, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.4	8/14/2003
10.25	Loan and Security Agreement, dated as of October 31, 2002, as amended on March 31, 2004, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.2	5/10/2004
10.26	Sixth Loan Modification Agreement, effective as of March 29, 2005, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.4	5/10/2005
10.27	Technology Transfer and License Agreement, dated as of January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.30	2/7/2003
10.28	Promissory Note, dated January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.31	2/7/2003
10.29	Zero Coupon Convertible Subordinated Note, dated January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.32	2/7/2003
10.30	Plan of Distribution Agreement, dated January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.33	2/7/2003
10.31	Letter, dated February 17, 2003, from the Registrant to Jeanne McCann regarding certain employment matters.*	10-Q	0-27038	10.1	5/15/2003
10.32	Employment Agreement, dated August 11, 2003, by and between the Registrant and Paul A. Ricci.*	10-Q	0-27038	10.1	11/14/2003
10.33	Employment Agreement, dated March 9, 2004, by and between the Registrant and John Shagoury.*	10-Q	0-27038	10.1	8/9/2004
10.34	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters.*	10-Q	0-27038	10.2	8/9/2004

Incorporated by Reference

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.35	Letter, dated September 27, 2004, from the Registrant to James R. Arnold, Jr. regarding certain employment matters.*	10-KT	0-27038	10.39	1/6/2005
14.1	ScanSoft Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated September 14, 2004.	8-K	0-27038	16.1	9/14/2004
21.1	Subsidiaries of the Registrant.					**
23.1	Consent of BDO Seidman, LLP.					X
23.2	Consent of PricewaterhouseCoopers LLP.					X
24.1	Power of Attorney. (See Signature Page).					**
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

* Denotes Management compensatory plan or arrangement

**	Previously filed with the Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed on December 14, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC.

By:	/s/ PAUL A. RICCI

Paul A. Ricci
Chief Executive Officer and Chairman of the Board
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Date: December 22, 2005	/s/ Paul A. Ricci ----------------------------------------------- Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: December 22, 2005	/s/ James R. Arnold, Jr.
-----------------------------------------------
James R. Arnold, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: December 22, 2005	* ----------------------------------------------- Charles Berger, Director

Date: December 22, 2005	* ----------------------------------------------- Robert Finch, Director

Date: December 22, 2005	* ----------------------------------------------- Robert J. Frankenberg, Director

Date: December 22, 2005	* ----------------------------------------------- John C. Freker, Jr., Director

Date: December 22, 2005	* ----------------------------------------------- Jeffrey A. Harris, Director

Date: December 22, 2005	* ----------------------------------------------- William H. Janeway, Director

Date: December 22, 2005	* ----------------------------------------------- Katharine A. Martin, Director

Date: December 22, 2005	* ----------------------------------------------- Mark Myers, Director

Date: December 22, 2005	* ----------------------------------------------- Philip Quigley, Director

Date: December 22, 2005	* ----------------------------------------------- Robert G. Teresi, Director

* By: /s/ James R. Arnold, Jr. James R. Arnold, Jr. Attorney-in-Fact