Form 10-K/A
period 2005-09-30
Nuance Communications, Inc.
filed 2006-01-30
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2 to Form 10-K)

(Mark One) ☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-27038
NUANCE COMMUNICATIONS, INC.
(formerly ScanSoft, Inc.)
(Exact name of Registrant as Specified in its Charter)

DELAWARE (State of Incorporation)	94-3156479 (I.R.S. Employer Identification No.)

1 Wayside Road Burlington, Massachusetts 01803 (Address of Principal Executive Offices, Including Zip Code)	(781) 565-5000 (Registrant’s Telephone Number, Including Area Code)
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
     The number of shares of the Registrant’s Common Stock, outstanding as of November 30, 2005, was 157,351,575.

EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 for Nuance Communications, Inc. (“Nuance”, the “Company”, “we” or “our”). This Annual Report on Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Company will not file its definitive proxy statement within 120 days of its fiscal year ended September 30, 2005 and is therefore amending and restating the following items contained herein in their entirety.

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors and Executive Officers
The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
Paul A. Ricci	49	Chairman and Chief Executive Officer
James R. Arnold	49	Senior Vice President and Chief Financial Officer
Steven G. Chambers	43	President, SpeechWorks Solutions Business Unit
Peter Hauser	52	Senior Vice President and General Manager, International Operations
Jeanne F. McCann	53	Senior Vice President, Research and Development
John D. Shagoury	47	President, Productivity Business Applications Business Unit
Charles W. Berger	52	Director
Robert M. Finch (2)	48	Director
Robert J. Frankenberg (1), (2), (3), (4)	58	Director
John C. Freker, Jr. (1)	47	Director
Jeffrey A. Harris	50	Director
William H. Janeway	62	Director
Katharine A. Martin (4)	43	Director
Mark B. Myers (2), (3)	67	Director
Philip J. Quigley	63	Director
Robert G. Teresi (4)	64	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating Committee.

(4)	Member of the Governance Committee.
     Paul A. Ricci has served as our Chairman since March 2, 1999 and our Chief Executive Officer since August 21, 2000. From May 1992 to August 2000, Mr. Ricci held several positions at Xerox, including, President, Desktop Systems Division, President, Software Solutions Division, and Vice President, Corporate Business Development. Between June 1997 and March 1999, Mr. Ricci served as Chairman of the Board of Directors of Nuance Communications, Inc. (formerly, ScanSoft Inc.), which was then operating as an indirect wholly-owned subsidiary of Xerox.
     James R. Arnold, Jr. has served as our Senior Vice President and Chief Financial Officer since September 2004. From April 2003 through June 2004, Mr. Arnold served as Corporate Vice President and Corporate Controller for Cadence Design Systems, Inc. From October 1997 through April 2003, Mr. Arnold held a number of key financial positions, including Chief Financial Officer in 2000 and 2001, with Informix Corp. which changed its name to Ascential Software Corp. and has subsequently been acquired by International Business Machines Corp.
     Steven G. Chambers assumed the position of President, SpeechWorks Solutions Business Unit on March 19, 2004. Mr. Chambers joined Nuance in August 2003 as General Manager, Networks Business Unit in connection with our acquisition of SpeechWorks International, Inc. and was elected an executive officer on March 1, 2004. From September 1999 to August 2003, Mr. Chambers served as the Chief Marketing Officer of SpeechWorks International, Inc. From December 1998 to September 1999, Mr. Chambers served as Chief Marketing Officer for Arbortext. From December 1997 to December 1998, Mr. Chambers served as General Manager, Chief Marketing Officer for Polycom, Inc. (formerly PictureTel Corporation). From January 1997 to December 1997, Mr. Chambers served as Vice President of Marketing for Vdonet Corporation. From January 1992 to January 1997, Mr. Chambers served as General Manager and Vice President of Product & Corporation Marketing for Polycom, Inc. (formerly PictureTel Corporation).

     Peter Hauser has served as our Senior Vice President and General Manager, International Operations since December 2000. Mr. Hauser was elected an executive officer effective March 1, 2005.
     Jeanne F. McCann has served as our Senior Vice President of Research and Development since September 2003. From December 2001 to September 2003, Ms. McCann served as Senior Vice President Speech Research and Development. From June 2000 to December 2001, Ms. McCann served as Senior Vice President, Development — SLS Division of Lernout & Hauspie. From July 1998 to June 2000, Ms. McCann served as Vice President, Development for Dragon Systems, Inc., and from March 1997 to July 1998, as Vice President, Development for Eastman Software, Inc.
     John D. Shagoury has served as President of our Productivity Business Applications Business Unit since March 2004. From January 2003 to December 2003, Mr. Shagoury held the position of President of Kubi Software, Inc. From June 2000 to April 2002, Mr. Shagoury served as President of Lernout & Hauspie Holdings USA. From June 1998 to June 2000, Mr. Shagoury served as President of Dragon Systems, Inc.
     Charles W. Berger has served as a director since the consummation of the acquisition of the former Nuance Communications, Inc. in September 2005 and was appointed to the Board in accordance with the terms of the Merger Agreement pursuant to which the Company acquired the former Nuance Communications, Inc. From September 2005 to December 2005, Mr. Berger served in a transition role with the Company assisting with the integration of Former Nuance. From March 2003 to September 2005, Mr. Berger served as President and Chief Executive Officer of the former Nuance Communications, Inc., a leader in the voice automation market. From December 2001 through 2002, Mr. Berger was President and Chief Executive Officer of Vicinity, Inc., a leading provider of locations-based technology and solutions. From July 1997 through June 2001 he held the position of Chief Executive Officer at AdForce. Mr. Berger serves on the board of directors of SonicWALL, Inc. and Tier Technologies, Inc.
     Robert M. Finch has served as a director since the consummation of the acquisition of SpeechWorks International, Inc. in August 2003. Since August 2005 Mr. Finch has served as Vice President, Broadband Spectrum for Sprint Nextel Corporation. From July 2004 to August 2005, Mr. Finch served as Vice President, Spectrum Development for Nextel Communications, Inc. From April 2002 to July 2004, Mr. Finch served as President of Cirpass, LLC, a telecommunications industry consulting firm. From March 2001 to April 2002, Mr. Finch served as Senior Vice President, Corporate Development for CIENA Corporation, a telecommunications equipment manufacturer. From February 2000 to February 2001, Mr. Finch served as Vice President, Operations for BroadBand Office, Inc., a provider of technology and communications solutions. Mr. Finch served as a Director of SpeechWorks International, Inc. from April 2000 until August 2003. Mr. Finch serves on our Audit Committee.
     Robert J. Frankenberg has served as a director since March 13, 2000. Since December 1999, Mr. Frankenberg has served as Chairman of Kinzan, Inc., an Internet Services software platform provider. From May 1997 to July 2000, Mr. Frankenberg served as Chairman, President and Chief Executive Officer of Encanto Networks, Inc., a developer of hardware and software designed to enable the creation of businesses on the Internet. From April 1994 to August 1996, Mr. Frankenberg was Chairman, President and Chief Executive Officer of Novell, Inc., a producer of network software. Mr. Frankenberg is a director of Electroglas, Inc., National Semiconductor, and Secure Computing Corporation. Mr. Frankenberg also serves on several boards of privately held companies. Mr. Frankenberg serves as Chairman of our Audit Committee and also serves on our Compensation, Governance and Nominating Committees.
     John C. Freker, Jr. has served as a director since the consummation of the acquisition of SpeechWorks International, Inc. in August 2003. Since October 2005 Mr. Freker has served as Chief Executive Officer of Oblicore, Inc., a provider of service level and business service management software. From February 2003 to October 2005, Mr. Freker served as President of the Customer Management Group of Convergys Corporation, a provider of integrated customer care and billing services. From September 1999 to February 2003, Mr. Freker served as Executive Vice President of Convergys Corporation. From September 1997 to September 1999, Mr. Freker was President of the Custom Solutions Group of Convergys Corporation. Prior to September 1997, Mr. Freker was President of the Custom Services Division of Matrixx Marketing, a predecessor of Convergys and a subsidiary of Cincinnati Bell. Mr. Freker serves on our Compensation Committee.
     Jeffrey A. Harris has served on our Board since September, 2005 and was appointed to the Board pursuant to the terms of a Shareholders Agreement between the Company and Warburg Pincus & Co. Since 1988, Mr. Harris has been a Member and Managing Director of Warburg Pincus LLC and a partner of Warburg Pincus & Co. Mr. Harris joined Warburg Pincus & Co. in April 1983. Mr. Harris serves as a director of Bill Barrett Corporation and Knoll, Inc.. Mr. Harris received a B.S. in Economics from Wharton School, University of Pennsylvania and an M.B.A. from Harvard Business School.

     William H. Janeway has served as a director since April 2004 and was appointed to the Board pursuant to the terms of a Shareholders Agreement between the Company and Warburg Pincus & Co. Mr. Janeway is Vice Chairman of Warburg Pincus LLC and has been employed by Warburg Pincus LLC since July 1988. Prior to joining Warburg Pincus LLC, Mr. Janeway served as Executive Vice President and a director at Eberstadt Fleming Inc. from 1979 to July 1988. Mr. Janeway is a director of BEA Systems, Inc., Manugistics Group, Inc. and several privately held companies. Mr. Janeway holds a B.A. from Princeton University and a Ph.D. from Cambridge University, where he studied as a Marshall Scholar.
     Katharine A. Martin has served as a director since December 17, 1999. Since March 2, 1999, Ms. Martin has served as the Company’s Corporate Secretary. Since September 1999, Ms. Martin has served as a Member, and is currently the head of the business law and tax services departments, of Wilson Sonsini Goodrich & Rosati, Professional Corporation. Wilson Sonsini Goodrich & Rosati serves as the Company’s primary outside corporate and securities counsel. Prior thereto, Ms. Martin was a Partner of Pillsbury Madison & Sutro LLP. Ms. Martin also serves on the board of directors of the Wilson Sonsini Goodrich & Rosati Foundation, a nonprofit organization. Ms. Martin serves as Chairman of our Governance Committee.
     Mark B. Myers has served as a director since March 2, 1999. Dr. Myers served as Senior Vice President, Xerox Research and Technology, responsible for worldwide research and technology from February 1992 until April 2000. Dr. Myers is presently a visiting faculty member at the Wharton School, The University of Pennsylvania. Dr. Myers serves as Chairman on our Nominating Committee and also serves on our Audit Committee.
     Philip J. Quigley has served as a director since the consummation of the acquisition of the former Nuance Communications, Inc. in September 2005, and was appointed to the Board in accordance with the terms of the Merger Agreement pursuant to which the Company acquired the former Nuance Communications, Inc. Mr. Quigley served as Chairman, President, and Chief Executive Officer of Pacific Telesis Group, a telecommunications holding company in San Francisco, California, from April 1994 until his retirement in December 1997. He also serves as a director of SRI International and Wells Fargo & Company.
     Robert G. Teresi has served as a director since March 13, 2000. Mr. Teresi served as Chairman of the Board, Chief Executive Officer and President of Caere Corporation from May 1985 until March 2000. Mr. Teresi serves on our Governance Committee.
Audit Committee
     The Audit Committee of the Board of Directors, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, currently consists of Messrs. Finch, Frankenberg and Myers, each of whom is independent within the meaning of the listing standards of the NASDAQ Stock Market. The Board of Directors has determined that Mr. Frankenberg is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended. Mr. Frankenberg’s relevant experience includes services as the Chief Executive Officer of Novell, Inc., where he actively supervised that company’s principal financial officer, and as a member of several other audit committees.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission thereunder require our executive officers, directors and certain stockholders to file reports of ownership and changes in ownership of our common stock with the SEC. Based solely on a review of the copies of such reports furnished to us and representations that no other reports were required during the fiscal year ended September 30, 2005, we believe that all directors, executive officers and beneficial owners of more than 10% of our common stock complied with all filing requirements applicable to them during the fiscal year ended September 30, 2005.
Code of Ethics
     Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on February 24, 2004. Our Code of Business Conduct and Ethics can be found on our website: http://www.nuance.com/company/governance. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such a request should be made in writing and addressed to Nuance Communications, Inc., Attention: Investor Relations, 1 Wayside Road, Burlington, Massachusetts 01803. Further, our Code of Business Conduct and Ethics was filed as an Exhibit to our Annual Report on Form 10-K, filed with the SEC on March 15, 2004.

Item 11. Executive Compensation
Executive Compensation
     The following table shows compensation information for (i) our Chief Executive Officer and (ii) our four other most highly compensated executive officers in the fiscal year ended September 30, 2005 (the “Named Executive Officers”). In October 2004, we changed our fiscal year end from December 31 to September 30, effective beginning September 30, 2004. As a result, the compensation information contained below for fiscal 2004 is based on the nine months ended September 30, 2004, while the information for fiscal 2005, fiscal 2003 and fiscal 2002 is based on the twelve months ended September 30, 2005, December 31, 2003 and December 31, 2002, respectively.

							Long-Term
	Annual Compensation						Compensation Awards
							Restricted		Securities	All Other
					Other Annual		Stock		Underlying	Annual
Name and Principal Position	Year	Salary	Bonus		Compensation		Award(s)($)(1)		Options(#)	Compensation(2)
Paul A. Ricci	2005	$464,688	$131,913	(3)	$65,666	(4)	$95,625	(5)	750,000	$3,025
Chief Executive Officer	2004	$300,000	—		$80,250	(6)	—		—	—
	2003	$300,000	—		$107,000	(6)	$1,205,700	(7)	—	—
	2002	$299,000	$25,000	(8)	$107,000	(6)	—		1,011,554	—

James R. Arnold, Jr.	2005	$285,000	$37,620	(3)	$12,200	(10)	$25,650	(11)	100,000	$3,369
Sr. Vice President and Chief	2004	$2,192	—		—		$509,875	(12)	450,000	—
Financial Officer (9)

Steven G. Chambers	2005	$250,000	$75,900	(14)	$4,650	(15)	$49,988	(16)	150,000	$4,089
President-SpeechWorks	2004	$170,833	$42,065	(17)	—		$526,350	(18)	200,000	$2,510
Solutions Business Unit (13)

Peter Hauser	2005	$246,525	$275,700	(20)	$2,894	(21)	—		100,000	—
Sr. Vice President and General Manager, International Operations (19)

John D. Shagoury	2005	$250,000	$62,675	(23)	$11,428	(24)	—		100,000	—
President — PABU (22)	2004	$136,378	$11,312	(25)	—		$499,898	(26)	400,000	—

(1)	This column shows the market value of restricted stock awards on the date of grant. The aggregate holdings and market value of restricted stock held on September 30, 2005 by the individuals listed in this table are:

Executive Officer	Shares of Restricted Stock	Value of Restricted Stock
Paul A. Ricci	100,000	$532,900
James R. Arnold, Jr.	125,000	$666,125
Steven G. Chambers	99,693	$531,290
Peter Hauser	40,635	$216,544
John D. Shagoury	101,626	$541,565
(2)	Represents matching contributions by the Company under our 401(k) plan.

(3)	Represents a bonus payment pursuant to our 2005 Bonus Incentive Program.

(4)	Represents allowance paid for living expenses in the amount of $40,125, auto lease payments in the amount of $5,644, personal assistance in the amount of $13,181 and reimbursement for income taxes payable on perquisites in the amount $6,716.

(5)	Mr. Ricci received a Restricted Stock Award for 14,555 shares pursuant to the 2005 Bonus Incentive Program on December 15, 2005. This award will vest 100% on April 15, 2006.

(6)	Represents allowance paid for living expenses.

(7)	On August 11, 2003, Mr. Ricci received a Restricted Stock Award for 300,000 shares. This Restricted Stock Award vests in equal installments over three years, 1/3 on each anniversary date of grant. Mr. Ricci also received an additional Restricted Stock Award for 5,291 shares pursuant to the 2003 Bonus Incentive Program on February 24, 2004. This Restricted Stock Award has 1-year cliff vesting. The value of this award on the date of grant was $30,000.

(8)	Represents a bonus paid for the successful completion of the Lernout & Hauspie acquisition.

(9)	Mr. Arnold joined Nuance on September 29, 2004 as our Senior Vice President and Chief Financial Officer.

(10)	Represents reimbursement for taxable relocation expenses in the amount of $9,200 and auto lease payments in the amount of $3,000.

(11)	Mr. Arnold received a Restricted Stock Award for 3,904 shares pursuant to the 2005 Bonus Incentive Program on December 15, 2005. This award will vest 100% on April 15, 2006.

(12)	On September 30, 2004, Mr. Arnold received a Restricted Stock Award for 125,000 shares. This Restricted Stock Award has a 3-year cliff vesting, which vests 100% on September 30, 2007. The vesting of the Restricted Stock Award may accelerate 1/3 each year upon the achievement of certain enumerated company goals.

(13)	Mr. Chambers became an executive officer in April 2004 and assumed the position of President — SpeechWorks Solutions Business Unit.

(14)	Represents commission payments pursuant to achievements under Mr. Chamber’s Sales Incentive Plan in the amount of $51,900 and payments pursuant to the 2005 Bonus Incentive Plan in the amount of $24,000.

(15)	Represents reimbursement for auto lease payments.

(16)	On November 1, 2004 Mr. Chambers received a Restricted Stock Grant for 12,500 shares, which vested in full on December 31, 2004.

(17)	Represents commission payments pursuant to achievements under Mr. Chamber’s Sales Incentive Plan.

(18)	On February 24, 2004, Mr. Chambers received a Restricted Stock Award for 74,074 shares. This Restricted Stock Award has 3-year cliff vesting, which vests 100% on February 24, 2007. The vesting of the Restricted Stock Award may accelerate 1/3 each year upon the achievement of certain enumerated company goals. Mr. Chambers also received a Restricted Stock Award for 25,619 shares on March 25, 2003 as part of his employment with SpeechWorks International, Inc. which was subsequently assumed by us on August 11, 2003 in connection with the SpeechWorks acquisition. This Restricted Stock Award will vest 100% on March 25, 2007. The value of this award, on the date the award was assumed by us, was $100,426. Mr. Chambers also received an additional Restricted Stock Award for 1,058 shares that was awarded pursuant to the 2003 Bonus Incentive Program on February 24, 2004. This Restricted Stock Award had 1-year cliff vesting. The value of this award on the date of grant was $5,998.

(19)	Mr. Hauser became an executive officer in March 2005. Mr. Hauser is a resident of Switzerland. Where necessary, the amounts in the Summary Compensation Table have been converted from euros to United States dollars at an exchange rate of U.S. $1.2058 per euro.

(20)	Represents commission payments pursuant to achievements under Mr. Hauser’s Sales Incentive Plan.

(21)	Represents allowance paid to Mr. Hauser on a monthly basis for payment of miscellaneous expenses.

(22)	Mr. Shagoury became an officer of in May 2004 and assumed the position of President — Productivity Applications Business Unit.

(23)	Represents commission payments pursuant to achievements under Mr. Shagoury’s Sales Incentive Plan in the amount of $47,675 and payments pursuant to the 2005 Bonus Incentive Program in the amount of $15,000.

(24)	Represents payments made to Mr. Shagoury for use towards an automobile in the amount of $8,438, reimbursement for tax preparation services in the amount of $2,271 and reimbursement for income taxes payable on perquisites in the amount $719.

(25)	Represents commission payments pursuant to achievements under Mr. Shagoury’s Sales Incentive Plan.

(26)	On May 14, 2004, Mr. Shagoury received a Restricted Stock Award for 101,626 shares. This Restricted Stock Award has 3-year cliff vesting, which vests 100% on May 14, 2007. The vesting of the Restricted Stock Award may accelerate 1/3 each year upon the achievement of certain enumerated company goals.

Recent Option Grants
     The following table sets forth certain information regarding options granted during the fiscal year ended September 30, 2005 to the Named Executive Officers.
Option Grants in Last Fiscal Year

			Percent of
			Total			Potential Realizable Value
	Number of		Options			at Assumed Annual Rates
	Securities		Granted to	Exercise		of Stock Price Appreciation
	Underlying		Employees	or Base		for Option Term($)(2)
	Options		in Fiscal	Price	Expiration
Name	Granted(#)		Year(%)(1)	($/Share)	Date	5%	10%
Paul A. Ricci	750,000	(3)	17.7%	$3.79	3/16/2012	$1,157,183	$2,696,729
James R. Arnold, Jr.	100,000	(3)	2.4	4.29	2/29/2012	174,727	407,218
Steven G. Chambers	100,000	(3)	2.4	4.29	2/29/2012	174,217	407,218
	50,000	(4)	1.2	4.00	11/1/2011	81,420	189,743
Peter Hauser	100,000	(3)	2.4	3.87	3/10/2012	106,921	236,267
John D. Shagoury	100,000	(3)	2.4	3.88	5/16/2012	157,955	368,102

(1)	Based on options to purchase an aggregate of 4,243,657 shares of our common stock granted to employees during the fiscal year ended September 30, 2005.

(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of five percent (5%) and ten percent (10%) compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of our common stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares of our common stock. The actual gains, if any, on the stock option exercises will depend on the future performance of our common stock, the optionee’s continued employment through applicable vesting periods and the date on which the options are exercised.

(3)	These options have a seven year term, and vest in equal installments on a quarterly basis over a 3 year period.

(4)	These options have a seven year term and vest 100% on the one year anniversary of the date of grant.
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     The following table shows the number of shares of our common stock represented by outstanding stock options held by each of the Named Executive Officers as of September 30, 2005.
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values (1)

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-The-Money
	Acquired		Options at 09/30/05		Options at 09/30/05
	on
Name:	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul A. Ricci	—	—	3,181,554	625,000	$8,340,255	$962,500
James R. Arnold, Jr.	—	—	129,166	420,834	157,958	508,542
Steven G. Chambers	—	—	246,874	353,126	150,145	275,355
Peter Hauser	—	—	233,332	166,668	345,113	177,387
John D. Shagoury	—	—	158,333	341,667	85,583	255,417

(1)	Based on a per share price of $5.33, the closing price of our common stock as reported by NASDAQ on September 30, 2005, the last trading day of the fiscal year, less the exercise price. The actual value of unexercised options fluctuates with stock market activity.

Compensation of Non-Employee Directors
     On July 1, 2005, each non-employee director received an annual retainer of $25,000 for his or her services. The Chairman of the Audit Committee also received an additional annual retainer of $6,000 and the Chairmen of our other committees received an additional annual retainer of $3,000. In addition to the annual retainer, each non-employee director received $2,000 for each Board meeting attended in person, $1,500 for each Committee meeting attended in person and $750 for each Board or Committee meeting attended telephonically. We also reimbursed directors for expenses in connection with attendance at meetings. The following table provides information regarding the actual cash compensation paid to our non-employee directors during the 2005 fiscal year:

		Board	Committee	Total Cash
	Annual Retainer	Meeting Fees	Meeting Fees	Compensation
Charles W. Berger *	$—	$—	$—	$—
Robert M. Finch	25,000	10,500	12,750	48,250
Robert J. Frankenberg	34,000	11,250	18,000	63,250
John C. Freker, Jr.,	25,000	11,250	2,250	38,500
Jeffrey A. Harris *	—	—	—	—
William H. Janeway	25,000	11,250	—	36,250
Katharine A. Martin	28,000	10,000	2,250	40,250
Mark B. Myers	28,000	11,250	12,750	52,000
Philip J. Quigley *	—	—	—	—
Robert G. Teresi	25,000	11,250	2,250	38,500
*	Messrs. Berger, Harris and Quigley were appointed in September, 2005 and, accordingly, did not receive the annual retainer which was paid in July, 2005. Further, there were no Board or Committee meetings held between the time of their appointment and the end of fiscal 2005 at which they were present.
     Non-employee directors are also entitled to participate in the 1995 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the grant of an initial option to purchase 50,000 shares of our common stock to non-employee directors upon first joining the Board of Directors as a non-employee director. All initial options have an exercise price equal to the fair market value of our common stock on the respective date of the grant. Each initial option vests over four years with 25% of the option vesting on each of the first, second, third and fourth anniversaries of the date of grant, subject to the non-employee director’s remaining a member of the Board of Directors on the applicable vesting date. The Directors’ Plan also provides for the automatic annual grant of options to purchase 15,000 shares of our common stock to each non-employee director on January 1 of each year, provided that, on such date, he or she shall have served on the Board of Directors for at least six months. These annual options have an exercise price equal to the fair market value of our common stock on the respective date of the grant and become fully vested and exercisable on the first anniversary of the date of grant, subject to the non-employee director’s remaining a member of the Board of Directors on such vesting date. During fiscal 2005, options were granted to non-employee directors under the Director Plan for the following number of shares and at the per share exercise prices shown:

Non-Employee Director	Initial Grant	Annual Grant	Exercise Price
Charles W. Berger*	—	—	$—
Robert M. Finch	—	15,000	4.21
Robert J. Frankenberg	—	15,000	4.21
John C. Freker, Jr.,	—	15,000	4.21
Jeffrey A. Harris	50,000	—	4.95
William H. Janeway	—	15,000	4.21
Katharine A. Martin	—	15,000	4.21
Mark B. Myers	—	15,000	4.21
Philip J. Quigley	50,000	—	4.95
Robert G. Teresi	—	15,000	4.21
*	Mr. Berger was an employee of the Company at the time of his appointment to the Board; accordingly, he did not receive a stock option grant pursuant to the Director Plan.

Change in Control and Employment Agreements
     Mr. Ricci serves as our Chief Executive Officer and Chairman of the Board. We entered into an employment agreement with Mr. Ricci effective August 11, 2003. Under his employment agreement, his annual base compensation was increased effective January 1, 2004 to $400,000 which has been subsequently increased as described below. On July 1, 2005, and each anniversary thereafter, his base compensation will increase by at least an additional $25,000. Mr. Ricci was also eligible to receive a target bonus of up to 100% of his base compensation for the fiscal year ended September 30, 2004 based upon the achievement of performance criteria established by the Compensation Committee of the Board. The employment agreement also provided for the grant of 300,000 shares of restricted stock (the “Restricted Stock Grant”) at a per share price equal to the par value of the Common Stock. One-third of the Restricted Stock Grant vests at the end of each twelve-month period following the date of grant. Mr. Ricci’s severance (in the event of his involuntary termination other than for cause, death or disability or his resignation for good reason) under the employment agreement would entitle him to a payment of his base compensation, as then in effect, for a period of 18 months, continued payment by us of group medical, dental and vision continuation coverage premiums for Mr. Ricci and his eligible dependents for 18 months, full vesting of all options and unvested shares of the Restricted Stock Grant held by him that were unvested immediately prior to termination, and to exercise outstanding stock options until the end of the term of the applicable stock option. In the event of a termination due to death or disability, Mr. Ricci would be entitled to vesting of all of his unvested options and unvested shares of the Restricted Stock Grant and the receipt of company-paid coverage for a period of two (2) years for himself and eligible dependents under our health benefit plans. Mr. Ricci’s employment agreement also provides for a living expense allowance, not to exceed $107,000 annually, in connection with his relocation to the Massachusetts area, where our corporate headquarters are located and reimbursement for reasonable professional services expenses for tax, financial and/or estate planning services not to exceed $20,000 per calendar year. In February 2005, the Compensation Committee amended Mr. Ricci’s employment agreement as a result of the completion of Mr. Ricci’s relocation to the Massachusetts area. Mr. Ricci’s contract was restructured as follows: (i) elimination of the temporary living expense allowance, (ii) increasing the base salary to $493,500, (iii) addition of an automobile allowance of up to $13,500 per year, (iv) approval of the use of unused reimbursements from 2003 and 2004 (totaling $40,000) for tax preparation, financial planning and personal services provided that such expenses are incurred by the end of 2005, (v) approval of reimbursement of expenses related to tax preparation, financial planning and personal services of up to $20,000 for fiscal 2005 and (vi) a reduction of Mr. Ricci’s bonus opportunity under our Bonus Program from 100% of his base salary to 81% of his base salary.
     Mr. Arnold serves as our Chief Financial Officer. As part of Mr. Arnold’s September 2004 offer letter, in the event Mr. Arnold’s employment is terminated without cause and provided he executes our standard severance agreement, Mr. Arnold will receive a severance package of six months base salary, six months paid health insurance under COBRA, and a budget of $60,000 for relocation expenses. If Mr. Arnold’s employment is terminated without cause within six months following a change of control, Mr. Arnold will receive a severance package of twelve months base salary and twelve months paid health insurance under COBRA, plus immediate acceleration of all of his unvested stock options or restricted stock.
     Ms. McCann serves as our Senior Vice President of Research and Development. Under the terms of a letter addressed to Ms. McCann on February 17, 2003, in the event there is a change in control and Ms. McCann’s employment is terminated within 6 months following the change in control, all of her unvested stock options and restricted stock will become fully vested as of the effective date of the termination of her employment. In addition, under the terms of our standard severance benefits for officers, if Ms. McCann’s employment is terminated without cause, Ms. McCann will receive a severance package of six months base salary and six months paid health insurance under COBRA, provided, however, if such termination occurs in connection with a change of control, Ms. McCann will receive a severance package of twelve months base salary and twelve months paid health insurance under COBRA.
     Mr. Chambers serves as President of our SpeechWorks(R) Solutions Business Unit. As part of Mr. Chambers August 2003 offer letter, in the event Mr. Chamber’s employment is terminated for any reason other than cause, Mr. Chambers will be eligible to receive a severance package that is equal to the greater of the severance provided under the Senior Management severance plan in place at the time of his termination or six months base salary. In the event there is a change in control and Mr. Chambers’ employment is terminated within 6 months following the change in control, all of his unvested stock options and restricted stock will become fully vested as of the effective date of the termination of his employment. In addition, under the terms of our standard severance benefits for officers, if Mr. Chambers’ employment is terminated without cause, Mr. Chambers will receive a severance package of six months base salary and six months paid health insurance under COBRA, provided, however, if such termination occurs in connection with a change of control, Mr. Chambers will receive a severance package of twelve months base salary and twelve months paid health insurance under COBRA.

     Mr. Shagoury serves as President of our Productivity Applications Business Unit. As part of Mr. Shagoury’s March 2004 offer letter, in the event Mr. Shagoury’s employment is terminated without cause, and provided he executes a standard severance agreement, Mr. Shagoury will receive a severance package of six months base salary plus six months of paid health insurance under COBRA. In the event there is a change in control and Mr. Shagoury’s employment is terminated within 12 months following the change in control, he will receive a severance package of twelve months base salary, twelve months of paid health insurance under COBRA and all of his unvested stock options and restricted stock will become fully vested as of the effective date of the termination of his employment.
     Mr. Hauser serves as our Senior Vice President & General Manager, International Operations. As part of Mr. Hauser’s election as an executive officer, in the event there is a change in control and Mr. Hauser’s employment is terminated within 6 months following the change in control, all of his unvested stock options and restricted stock will become fully vested as of the effective date of the termination of his employment. In addition, pursuant to the terms of his employment agreement, Mr. Hauser is also entitled to severance equal to twelve months base salary and bonus in the event his employment is terminated without cause
Compensation Committee Interlocks and Insider Participation
     None of the members of the Compensation Committee has been or is an officer or employee of Nuance. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 15, 2006, as to (1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common stock; (2) each of our directors; (3) each executive officer named in the Summary Compensation Table; and (4) all directors and executive officers as a group.
     Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of our common stock subject to options exercisable within 60 days of January 15, 2006 are deemed to be outstanding and beneficially owned by the persons holding those options for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.
     Subject to the paragraph above, percentage ownership of outstanding shares is based on 159,794,522 shares of our common stock outstanding as of January 15, 2006.

		Percent of
	Number of Shares	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Warburg Pincus Private Equity VIII, L.P. (2)	40,571,057	23.8%
466 Lexington Avenue New York, NY 10017
Wellington Management Co. LLP	10,662,000	6.7%
75 State Street Boston, MA 02109
Paul A. Ricci (3)	3,658,527	2.2%
Robert M. Finch (4)	61,082	*
Robert J. Frankenberg (5)	266,708	*
John C. Freker (6)	71,911	*
Jeffrey A. Harris (7)	40,571,057	23.8%
William H. Janeway (8)	40,598,557	23.8%
Katharine A. Martin (9)	151,000	*
Mark B. Myers (10)	130,000	*
Philip J. Quigley (11)	139,579	*
Robert G. Teresi (12)	297,186	*
James R. Arnold, Jr. (13)	311,980	*
Steven G. Chambers (14)	477,639	*
Peter Hauser (15)	336,134	*
John D. Shagoury (16)	314,689	*
All directors and executive officers as a group (15 persons) (17)	48,592,724	27.4%

*	Less than 1%.

(1)	Unless otherwise indicated, the address for the following stockholders is c/o Nuance Communications, Inc., One Wayside Drive, Burlington, Massachusetts 01803.

(2)	The stockholder is Warburg Pincus Private Equity VIII, L.P., including two affiliated partnerships (“WP VIII”). Warburg Pincus Partners LLC (“WP Partners LLC”), a subsidiary of Warburg Pincus & Co. (“WP”), is the sole general partner of WP VIII. WP VIII is managed by Warburg Pincus LLC (“WP LLC”). The address of the Warburg Pincus entities is 466 Lexington Avenue, New York, New York 10017. Includes four warrants that, as of January 15, 2006, were exercisable for up to 525,732, 2,500,000, 863,236 and 3,177,570 shares of our common stock, respectively, and 3,562,238 shares of non-voting Series B Preferred Stock. The shares that underlie the warrants and the Series B shares have not been converted into our common stock and are factored into the calculation of Warburg Pincus’ beneficial ownership only for the purposes of this table.

(3)	Includes options to acquire 3,286,544 shares of our common stock that are exercisable through March 15, 2006. Includes 100,000 shares of Restricted Stock that will vest 100% on August 11, 2006 and 14,555 shares of Restricted Stock Units that will vest 100% on April 15, 2006. Mr. Ricci does not have voting rights with respect to the Restricted Stock Units.

(4)	Includes options to acquire 40,000 shares of our common stock that are exercisable through March 15, 2006.

(5)	Represents options to acquire shares of our common stock that are exercisable through March 15, 2006.

(6)	Includes options to acquire 40,000 shares of our common stock that are exercisable through March 15, 2006.

(7)	Mr. Harris, a director of the Company, is a general partner of WP and a managing director and member of WP LLC. All shares indicated as owned by Mr. Harris are included because of his affiliation with the Warburg Pincus entities. Mr. Harris disclaims beneficial ownership of all shares held by the Warburg Pincus entities. Includes four warrants that, as of January 15, 2006, were exercisable for up to 525,732, 2,500,000, 863,236 and 3,177,570 shares of our common stock, respectively, and 3,562,238 shares of non-voting Series B Preferred Stock. The shares that underlie the warrants and the Series B shares have not been converted into our common stock and are factored into the calculation of Mr. Harris’ beneficial ownership only for the purposes of this table. Mr. Harris may be deemed to have a pecuniary interest in these shares.

(8)	Mr. Janeway, a director of the Company, is a general partner of WP and a managing director and member of WP LLC. All shares indicated as owned by Mr. Janeway other than 27,500 shares are included because of his affiliation with the Warburg Pincus entities. Mr. Janeway disclaims beneficial ownership of all shares held by the Warburg Pincus entities. Includes four warrants that, as of January 15, 2006, were exercisable for up to 525,732, 2,500,000, 863,236 and 3,177,570 shares of our common stock, respectively, and 3,562,238 shares of non-voting Series B Preferred Stock. The shares that underlie the warrants and the Series B shares have not been converted into our common stock and are factored into the calculation of Mr. Janeway’s beneficial ownership only for the purposes of this table. Mr. Janeway may be deemed to have a pecuniary interest in these shares. Also includes options to acquire 27,500 shares of our common stock that are exercisable through March 15, 2006.

(9)	Includes options to acquire 150,000 shares of our common stock that are exercisable through March 15, 2006.

(10)	Represents options to acquire shares of our common stock that are exercisable through March 15, 2006.

(11)	Includes options to acquire 134,189 shares of our common stock that are exercisable through March 15, 2006.

(12)	Includes options to acquire 125,000 shares of our common stock that are exercisable through March 15, 2006. 172,186 shares are held indirectly in a Trust.

(13)	Includes options to acquire 192,708 shares of our common stock that are exercisable through March 15, 2006. Includes 83,338 shares of restricted stock that will vest 100% on September 30, 2007, with opportunities for 1/3 annual acceleration for achievement of certain corporate objectives and 3,904 shares of restricted stock that will vest 100% on April 15, 2006. Mr. Arnold does not have voting rights to the shares underlying the Restricted Stock Units.

(14)	Includes options to acquire 378,124 shares of our common stock that are exercisable through March 15, 2006. Includes 45,683 shares of Restricted Stock that will vest 100% on February 24, 2007 with opportunities for 1/3 annual acceleration for achievement of certain corporate objectives and 25,618 shares of Restricted Stock assumed in connection with our acquisition of SpeechWorks that will vest 100% on March 25, 2007.

(15)	Includes options to acquire 287,499 shares of our common stock that are exercisable through March 15, 2006. Includes 25,061 Restricted Stock Units that will vest 100% on February 24, 2007 with opportunities for 1/3 annual acceleration for achievement of certain corporate objectives. Mr. Hauser does not have voting rights with respect to the Restricted Stock Units.

(16)	Includes options to acquire 225,000 shares of our common stock that are exercisable through March 15, 2006. Includes 62,674 shares of Restricted Stock that will vest 100% on May 14, 2007 with opportunities for 1/3 annual acceleration for achievement of certain corporate objectives.

(17)	Includes options to acquire 6,912,907 shares of the our common stock that are exercisable through March 15, 2006 and, 120,247 shares of Restricted Stock issued to two officers that will vest 100% on February 24, 2007 (subject to acceleration upon the achievement of certain corporate objectives), 25,061 shares of Restricted Stock units that will vest 100% on February 24, 2007 (subject to acceleration upon the achievement of certain corporate objectives), 62,674 shares of Restricted Stock that will vest 100% on May 14, 2007 (subject to acceleration upon the achievement of certain corporate objectives), 21,884 shares of restricted stock units that will vest 100% on April 15, 2007, 83,338 shares of restricted stock units that will vest 100% on September 30, 2007 (subject to acceleration upon the achievement of certain corporate objectives), 25,619 shares of restricted stock assumed in connection with the SpeechWorks acquisition that will vest 100% on March 25, 2007, 100,000 shares of Restricted Stock remaining under an agreement with Mr. Ricci that will vest 100% on August 11, 2006. Also includes, as outlined in footnotes 7 and 8 above, four warrants that as of January 14, 2005 were exercisable for up to 525,732, 2,500,000, 863,236, and 3,177,570 shares of our common stock, respectively, and 3,562,238 shares of non-voting Series B Preferred Stock. The shares that underlie the warrants and the Series B shares have not been converted into our common stock and are factored into the calculation of beneficial ownership only for the purposes of this table.

EQUITY COMPENSATION PLAN INFORMATION
     The following table provides information as of September 30, 2005 with respect to the shares of our common stock that may be issued under existing equity compensation plans.

				(c)
				Number of
				Securities Remaining
	(a)			Available for Future
	Number of		(b)	Issuance Under
	Securities to be		Weighted Average	Equity Compensation
	Issued Upon		Exercise Price of	Plans (Excluding
	Exercise of		Outstanding	Securities Reflected
Plan Category:	Options		Options	in Column (a))
Equity compensation plans approved by shareholders(1)	6,569,725	(2)	$4.15	5,208,713	(3)
Equity compensation plans not approved by shareholders(4)(5).	12,039,417	(6)(7)	$4.16	1,507,694

Total equity compensation plans	18,609,142		$4.16	6,716,407

(1)	Consists of our 1995 Directors’ Stock Option Plan, 1993 Incentive Stock Option Plan, 1995 Employee Stock Purchase Plan, 1997 Employee Stock Option Plan, 1998 Stock Option Plan and 2000 Stock Option Plan.

(2)	Excludes number of securities to be issued upon vesting of restricted stock units. As of September 30, 2005, 816,516 shares of our common stock were issuable upon vesting of the restricted stock units.

(3)	Includes 930,391 shares of our common stock available for future issuance under the 1995 Employee Stock Purchase Plan.

(4)	Includes a stand-alone stock option granted to Paul Ricci, described more fully below, our 2000 Nonstatutory Stock Option Plan and our 2003 Stock Plan (formerly the SpeechWorks International, Inc. 2000 Employee, Director and Consultant Stock Plan).

(5)	Excludes options assumed by us in the Caere acquisition and the Nuance acquisition. As of September 30, 20054, a total of 8,495,907 shares of our common stock were issuable upon exercise of the assumed options. The weighted average exercise price of the outstanding assumed options is $3.98 per share and they have an average weighted life remaining of 6.85 years. All outstanding assumed options from the Caere acquisition are fully vested and exercisable. 6,053,764 of the 8,048,950 options assumed in connection with the acquisition of Former Nuance were exercisable as of September 30, 2005. No additional options may be granted under the assumed options or their related plans.

(6)	Excludes number of securities to be issued upon vesting of restricted stock units. As of September 30, 2005, 30,000 shares of our common stock were issuable upon vesting of the restricted stock units.

(7)	Includes a stand-alone stock option to purchase 1,500,000 shares of our common stock granted to Paul Ricci at a per share exercise price of $1.3438 on August 17, 2000. This option, which was issued in connection with the hiring of Mr. Ricci, is fully vested and exercisable. In the event of termination of employment, Mr. Ricci will have the remaining term of the option to exercise any unexercised options.
Description of Plans Not Adopted by Stockholders
2000 Nonstatutory Stock Option Plan (the “NSO Plan”)
     In August 2000, the Board of Directors approved our NSO Plan. The NSO Plan has not been approved by our stockholders. The NSO Plan, which has been amended from time to time, provides for the grant of nonstatutory stock options to employees and consultants. A total of 10,150,000 shares of our common stock have been reserved for issuance under the NSO Plan. Of this amount, as of September 30, 2005, options with respect to 7,857,680 shares were outstanding, and 288,548 shares were available for future grants. All of the outstanding options were granted with an exercise price at or above fair market value, ranging from $0.66 to $8.74 per share with an average per share price of $4.48. Vesting schedules of the options range from 2 to 4 years, and they have a maximum term of 10 years. All future options will be issued at or above fair market value with a maximum option term of 7 years.

Nuance 2003 Stock Plan (formerly the SpeechWorks International, Inc. 2000 Employee, Director and Consultant Stock Plan) (the “2003 Plan”)
     In August 2003, in connection with the SpeechWorks acquisition, we assumed the 2003 Plan. The 2003 Plan provides for the grant of nonstatutory stock options or stock purchase rights to employees and consultants that were not employed by us prior to the time of the acquisition. A total of 4,402,011 shares of our common stock have been reserved for issuance under the 2003 Plan. Of this amount, as of September 30, 2005, options with respect to 2,681,737 shares were outstanding, stock purchase units with respect to 30,000 shares were outstanding, and 1,219,146 shares were available for future grants. All outstanding options were granted with an exercise price at or above fair market value, ranging from $3.46 to $5.97 per share with an average per share price of $4.80. Vesting schedules of the options range from 3 to 4 years, and have a maximum term of 10 years. All future options will be issued at or above fair market value with a maximum option term of 7 years.
Item 13. Certain Relationships and Related Transactions
     On May 5, 2005, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company, Warburg Pincus Private Equity VIII, L.P. and certain of its affiliated funds (collectively, “Warburg Pincus”) pursuant to which Warbug Pincus agreed to purchase and we agreed to sell 3,537,736 shares of our common stock and warrants to purchase 863,236 shares of our common stock for an aggregate purchase price of $15.1 million. The warrants have an exercise price of $5.00 per share and a term of four years. On May 9, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. We also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company and Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and we agreed to sell 14,150,943 shares of our common stock and warrants to purchase 3,177,570 shares of our common stock for an aggregate purchase price of $60.0 million. The warrants have an exercise price of $5.00 per share and a term of four years. On September 15, 2005, the sale of the shares and the warrants pursuant to the Stock Purchase Agreement was completed. The net proceeds from these two fiscal 2005 financings were $73.9 million. In connection with the financings, we granted Warburg Pincus registration rights giving Warburg Pincus the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to Warburg Pincus under both the Securities Purchase Agreement and Stock Purchase Agreement, including shares of common stock underlying the warrants.
     In connection with the foregoing transactions, we and Warburg Pincus entered into an Amended and Restated Stockholders Agreement dated May 5, 2005 (the “Amended and Restated Stockholders Agreement”), which amended and restated the previous Stockholders Agreement dated March 19, 2004. The Amended and Restated Stockholders Agreement provides Warburg Pincus with the opportunity to designate two directors to the Board, until the later of (i) the date that Warburg Pincus shall cease to beneficially own at least 25,000,000 shares of our voting stock, or (ii) the date that Warburg Pincus’s percentage beneficial ownership of our voting stock is less than the quotient of (x) two (2) divided by (y) the then authorized number of directors of the Company. Messrs. Janeway and Harris, who are each members of the Board, are the designees of Warburg Pincus.
     In connection with the Company’s acquisition of the former Nuance Communications, Inc., pursuant to the terms of the Agreement and Plan of Merger dated May 9, 2005, Messrs. Berger and Quigley were appointed to the Company’s Board of Directors.
     In connection with the Caere acquisition in March 2000, we entered into a non-competition and consulting agreement with the former Caere President and CEO, Mr. Robert G. Teresi. Mr. Teresi is a current member of our Board of Directors. Pursuant to the non-competition and consulting agreement, we agreed to pay, in cash, on the second anniversary of the merger, March 13, 2002, the difference between $13.50 and the closing price per share of our common stock at that time, multiplied by 486,548. On March 5, 2002, we negotiated a deferred payment agreement with Mr. Teresi to terminate this agreement. Under the terms of the deferred payment agreement, we paid Mr. Teresi $1.0 million in cash on March 5, 2002 and agreed to make future cash payments totaling $3.3 million, with such amounts payable in equal quarterly installments of approximately $0.4 million over the following two years. During the fiscal year ended September 30, 2004, we paid the final quarterly installment under this agreement totaling $0.4 million. The total consideration of this agreement was accounted for in the original Caere purchase price and had no effect on the results of operations. Mr. Teresi also received salary and benefit continuation pursuant to an Executive Compensation and Benefit Continuation Agreement assumed in connection with the Caere acquisition. This agreement provided for salary continuation benefits payable in our normal payroll cycle for a period of five years as well as continuation of medical insurance coverage for Mr. Teresi and his qualified dependents for the same period. These benefits continued through March 2005.

     During the fiscal year ended September 30, 2005, the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation, acted as primary outside corporate and securities counsel to the Company. Ms. Martin, a member of our Board of Directors, is a member, and is currently the head of the business law and tax services departments, of Wilson Sonsini Goodrich & Rosati. Aggregate fees and costs billed to us for services performed during the fiscal year ended September 30, 2005 by Wilson Sonsini Goodrich & Rosati were approximately $2,590,573, which is less than one percent (1%) of Wilson Sonsini Goodrich & Rosati’s revenue for the year ended January 31, 2006.
Item 14. Principal Accountant Fees and Services
Audit Fees During Fiscal Years 2005 and 2004
     The following table sets forth the approximate aggregate fees billed by BDO Seidman, LLP during the fiscal years ended September 30, 2005 and September 30, 2004.

	2005	2004
Audit Fees (1)	$2,690,425	$1,507,620
Audit Related Fees (2)	$352,176	$118,785
Tax Fees (3)	$3,120	$—
All Other Fees	$—	$—

Total Fees	$3,045,721	$1,626,405

(1)	Audit Fees. This category represents fees billed for professional services rendered by the principal accountant for the audits of our annual financial statements and internal controls over financial reporting, review of the interim financial statements included in our quarterly reports on Form 10-Q, and statutory audits and other SEC filings.

(2)	Audit Related Fees. This category represents fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements, primarily for accounting consultations and audits of significant acquirees.

(3)	Tax Fees. This category represents fees billed for professional services rendered by the principal accountant for tax compliance, advice and planning, primarily for tax compliance.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
     The Sarbanes-Oxley Act of 2002 and the auditor independence rules of the U.S. Securities and Exchange Commission require all independent registered public accounting firms that audit issuers to obtain pre-approval from their respective audit committees in order to provide professional services without impairing independence. As such, our Audit Committee has a policy and has established procedures by which it pre-approves all audit and other permitted professional services to be provided by our independent registered public accounting firm.
     The pre-approval procedures include execution by the Chief Financial Officer and Audit Committee Chairperson, on behalf of the Company and the entire Audit Committee, of an audit and quarterly review engagement letter and pre-approval listing of other permitted professional services anticipated to be rendered during the foreseeable future. Additionally, from time to time, we may desire additional permitted professional services for which specific pre-approval is obtained from the Audit Committee Chairman, acting on behalf of the Company and entire Audit Committee, before provision of such services commences. In doing this, the Company and Audit Committee have established a procedure whereby a BDO Seidman, LLP representative, in conjunction with the Chief Financial Officer or Chief Accounting Officer, contacts the Audit Committee Chairman and obtains pre-approval for such services on behalf of the entire Audit Committee, to be followed by a written engagement letter, as appropriate, confirming such arrangements between BDO Seidman, LLP and the Company. In addition, on a periodic (at least quarterly) basis, the entire Audit Committee is provided with a summary of all pre-approved services to date for its review. During the fiscal year ended September 30, 2005, all services provided by our independent registered public accounting firm were pre-approved by the Audit Committee in accordance with this policy.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as a part of this Report:
(1)	Financial Statements. The financial statements were previously filed with the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005, filed on December 23, 2005.
(2)	Financial Statement Schedules. All schedules have been omitted as the requested information is inapplicable or the information is presented in the financial statements or related notes included as part of this Report.
(3)	Exhibits —See Item 15(b) of this Report below.
     (b) Exhibits.
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Purchase Agreement, dated October 7, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.4	12/6/2002
2.2	Amendment No. 1 to Purchase Agreement, dated as of December 20, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.5	2/7/2003
2.3	Amendment No. 2 to Purchase Agreement, dated as of January 29, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.6	2/7/2003
2.4	Agreement and Plan of Reorganization, dated April 23, 2003, by and among the Registrant, Spiderman Acquisition Corporation and SpeechWorks International, Inc.	S-4	33-106184	Annex A	6/17/2003
2.5	Agreement and Plan of Merger, dated as of May 4, 2004, as amended on May 28, 2004, by and among the Registrant, Tennis Acquisition Corporation, Telelogue, Inc., Pequot Venture Partners II, L.P., PVP II Telelogue Prom Note 2 Grantor Trust, Palisade Private Partnership II, L.P., and NJTC Venture Fund SBIC LP, Martin Hale as stockholder representative and U.S. Bank National Association as escrow agent.	8-K	0-27038	2.1	6/30/2004
2.6	Agreement and Plan of Merger, dated as of November 14, 2004, by and among ScanSoft, Write Acquisition Corporation, ART Advanced Recognition Technologies, Inc., and with respect Article I, Article VII and Article IX only, Bessemer Venture Partners VI, LP, as stockholder representative.	8-K	0-27038	2.1	11/18/2004
2.7	Agreement and Plan of Merger, dated as of November 15, 2004, by and among Phonetic Systems, LTD., Phonetics Acquisition LTD., ScanSoft, and Magnum Communications Fund L.P., as stockholder representative.	8-K	0-27038	2.2	11/18/2004
2.8	Amended and Restated Agreement and Plan of Merger, made and entered into as of February 1, 2005, and effective as of November 15, 2004, by and among ScanSoft, Phonetics Acquisition Ltd., Phonetic Systems Ltd. And Magnum Communications Fund L.P., as Shareholder Representative.	8-K	0-27038	2.1	2/7/2005
2.9	Agreement and Plan of Merger by and among ScanSoft, Nova Acquisition Corporation, Nova Acquisition LLC, and Nuance Communications, Inc., dated May 9, 2005 (attached as Annex A to the joint proxy statement/ prospectus that is part of this registration statement).	8-K	0-27038	1.1	5/10/2005

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004	`
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Amended and Restated Preferred Shares Rights Agreement, dated as of October 23, 1996, as amended and restated as of March 15, 2004, between the Registrant and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.	8-A/A	0-27038	4	12/6/1995
4.3	Amendment, dated May 5, 2005, to Amended and Restated Preferred Shares Rights Agreement between ScanSoft and U.S. Stock Transfer Corporation.	8-K	0-27038	4.8	5/10/2005
4.4	Common Stock Purchase Warrant.	S-4	333-70603		1/14/1999
4.5	Securities Purchase Agreement, dated March 19, 2004, by and among Xerox Imaging Systems, Inc., Warburg Pincus Private Equity VIII, L.P, Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., Warburg Pincus Germany Private Equity VIII K.G., and the Registrant.	10-Q	0-27038	4.1	5/10/2004
4.6	Stockholders Agreement, dated March 19, 2004, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P, Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	5/10/2004
4.7	Common Stock Purchase Warrants, dated March 15, 2004, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.3	5/10/2004
4.8	Stock Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex F	8/1/2005
4.9	Amended and Restated Stockholders Agreement, dated May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex G	8/1/2005
4.10	Common Stock Purchase Warrants, dated May 9, 2005, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4	333-125496	4.11	6/3/2005
4.11	Securities Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I. and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	8/9/2005

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci. *	S-8	333-49656	4.3	11/9/2000
10.3	Gold Disk Bundling Agreement, dated as of September 30, 1999, as amended by Amendment Number 1, dated as of January 1, 2000, between the Registrant and Xerox Corporation.	10-K/A	0-27038	10.15	8/8/2001
10.4	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan. *	S-8	333-33464	10.4	3/29/2000
10.5	1993 Incentive Stock Option Plan, as amended. *	S-1	33-100647	10.17	10/21/2002
10.6	1995 Employee Stock Purchase Plan, as amended and restated on April 27, 2000. *	14A	0-27038	Annex D	4/13/2004
10.7	Amended and Restated 1995 Directors’ Stock Option Plan, as amended. *	14A	0-27038	10.2	3/17/2005
10.8	1997 Employee Stock Option Plan, as amended. *	S-1	33-100647	10.19	10/21/2002
10.9	1998 Stock Option Plan. *	S-8	333-74343	99.1	3/12/1999
10.10	Amended and Restated 2000 Stock Option Plan. *	14A	0-27038	10.1	3/17/2005
10.11	2000 NonStatutory Stock Option Plan, as amended. *	S-8	333-108767	4.1	9/12/2003
10.12	ScanSoft 2003 Stock Plan. *	S-8	333-108767	4.3	9/12/2003
10.13	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan. *	S-8	333-128396	4.1	9/16/2005
10.14	Nuance Communications, Inc. 2000 Stock Plan. *	S-8	333-128396	4.2	9/16/2005
10.15	Nuance Communications 1998 Stock Plan. *	S-8	333-128396	4.3	9/16/2005
10.16	Nuance Communications 1994 Flexible Stock Incentive Plan. *	S-8	333-128396	4.4	9/16/2005
10.17	Form of Restricted Stock Purchase Agreement. *	8-K	0-27038	10.1	11/2/2004
10.18	Form of Stock Option Agreement. *	8-K	0-27038	10.2	11/2/2004
10.19	2005 Severance Benefit Plan for Executive Officers. *	10-Q	0-27038	10.1	5/10/2005
10.20	Officer Short-term Disability Plan. *	10-Q	0-27038	10.2	5/10/2005
10.21	Employment Agreement by and between ScanSoft and Charles Berger. *	8-K	0-27038	10.1	10/21/2005
10.22	Loan and Security Agreement, dated as of October 31, 2002, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.2	11/14/2002
10.23	Loan and Security Agreement, dated as of October 31, 2002, as amended on May 7, 2003, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.9	5/15/2003
10.24	Loan Modification Agreement, effective as of June 30, 2003, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.4	8/14/2003
10.25	Loan and Security Agreement, dated as of October 31, 2002, as amended on March 31, 2004, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.2	5/10/2004
10.26	Sixth Loan Modification Agreement, effective as of March 29, 2005, between the Registrant and Silicon Valley Bank.	10-Q	0-27038	10.4	5/10/2005
10.27	Technology Transfer and License Agreement, dated as of January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.30	2/7/2003
10.28	Promissory Note, dated January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.31	2/7/2003

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29	Zero Coupon Convertible Subordinated Note, dated January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.32	2/7/2003
10.30	Plan of Distribution Agreement, dated January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.33	2/7/2003
10.31	Letter, dated February 17, 2003, from the Registrant to Jeanne McCann regarding certain employment matters. *	10-Q	0-27038	10.1	5/15/2003
10.32	Employment Agreement, dated August 11, 2003, by and between the Registrant and Paul A. Ricci. *	10-Q	0-27038	10.1	11/14/2003
10.33	Employment Agreement, dated March 9, 2004, by and between the Registrant and John Shagoury. *	10-Q	0-27038	10.1	8/9/2004
10.34	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters. *	10-Q	0-27038	10.2	8/9/2004
10.35	Letter, dated September 27, 2004, from the Registrant to James R. Arnold, Jr. regarding certain employment matters. *	10-KT	0-27038	10.39	1/6/2005
14.1	ScanSoft Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated September 14, 2004.	8-K	0-27038	16.1	9/14/2004
21.1	Subsidiaries of the Registrant.					**
23.1	Consent of BDO Seidman, LLP.					***
23.2	Consent of PricewaterhouseCoopers LLP.					***
24.1	Power of Attorney. (See Signature Page)					**
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

*	Denotes Management compensatory plan or arrangement

**	Previously filed with the Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed on December 14, 2005.

***	Previously filed with the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005, filed on December 23, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC.
By:	/s/ Paul A. Ricci
Paul A. Ricci
Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Date: January 30, 2006	/s/ Paul A. Ricci Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: January 30, 2006	/s/ James R. Arnold, Jr. James R. Arnold, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )
Date: January 30, 2006	* Charles Berger, Director
Date: January 30, 2006	* Robert Finch, Director
Date: January 30, 2006	* Robert J. Frankenberg, Director
Date: January 30, 2006	* John C. Freker, Jr., Director
Date: January 30, 2006	* Jeffrey A. Harris, Director
Date: January 30, 2006	* William H. Janeway, Director
Date: January 30, 2006	* Katharine A. Martin, Director
Date: January 30, 2006	* Mark Myers, Director
Date: January 30, 2006	* Philip Quigley, Director
Date: January 30, 2006	* Robert G. Teresi, Director
* By: /s/ James R. Arnold, Jr. Attorney-in-Fact