Form 10-Q
period 2005-12-31
Nuance Communications, Inc.
filed 2006-02-09
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005
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
781-565-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐     No ☑

164,678,453 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of January 31, 2006.

NUANCE COMMUNICATIONS, INC.

FORM 10-Q
THREE MONTHS ENDED DECEMBER 31, 2005

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	September 30,
	2005	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$67,503	$71,687
Marketable securities	3,711	24,127
Accounts receivable, less allowances of $13,777 and $13,578, respectively (Note 3)	77,174	69,540
Inventory	312	313
Prepaid expenses and other current assets	8,180	9,235

Total current assets	156,880	174,902
Property and equipment, net	15,419	14,333
Goodwill	458,201	458,313
Other intangible assets, net (Note 4)	87,882	92,350
Other assets (Note 11)	17,560	17,314

Total assets	$735,942	$757,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,348	$17,347
Accrued compensation	13,301	13,911
Accrued expenses (Note 5)	31,044	46,242
Accrued business combination costs (Note 8)	15,879	17,027
Deferred revenue	26,701	24,120
Notes payable (Note 7)	28,113	27,711
Deferred acquisition payment — ART (Note 6)	2,894	16,414

Total current liabilities	133,280	162,772
Long-term deferred revenue	234	291
Long-term notes payable, net of current portion (Note 7)	24	35
Deferred tax liability	4,832	4,241
Deferred acquisition payment, net — Phonetic (Note 6)	16,497	16,266
Accrued business combination costs, net of current portion (Note 8)	52,883	54,972
Other liabilities	4,064	3,970

Total liabilities	211,814	242,547

Commitments and contingencies (Notes 6, 7, 10 and 11)
Stockholders’ equity (Note 10):
Series B preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 280,000,000 shares authorized; 162,601,425 and 159,431,907 shares issued and 159,670,371 and 156,585,046 shares outstanding, respectively	163	160
Additional paid-in capital	705,761	699,427
Treasury stock, at cost (2,931,054 and 2,846,861 shares, respectively)	(11,994)	(11,432)
Deferred stock-based compensation (Note 2)	—	(8,782)
Accumulated other comprehensive loss	(2,303)	(2,100)
Accumulated deficit	(172,130)	(167,239)

Total stockholders’ equity	524,128	514,665

Total liabilities and stockholders’ equity	$735,942	$757,212

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004

Revenue:
Product licenses	$53,183	$46,834
Maintenance	7,803	2,785
Professional services	14,566	10,959

Total revenue	75,552	60,578

Costs and Expenses:
Cost of revenue:
Cost of product licenses(1)	4,982	5,520
Cost of maintenance(1)	2,295	890
Cost of professional services(1)	10,385	8,737
Cost of revenue from amortization of intangible assets	2,475	2,825

Total cost of revenue	20,137	17,972

Gross Margin	55,415	42,606
Operating expenses:
Research and development(1)	12,157	9,194
Sales and marketing(1)	28,333	18,762
General and administrative(1)	14,647	7,231
Amortization of other intangible assets	2,000	669
Restructuring and other charges, net	—	659

Total operating expenses	57,137	36,515

Income (loss) from operations	(1,722)	6,091
Other income (expense):
Interest income	748	117
Interest expense	(1,016)	(90)
Other (expense) income, net	70	(917)

Income (loss) before income taxes	(1,920)	5,201
Provision for income taxes	2,300	2,060

Income (loss) before cumulative effect of accounting change	(4,220)	3,141
Cumulative effect of accounting change(1)	672	—

Net income (loss)	$(4,892)	$3,141

Basic and Diluted earnings per share:
Income (loss) before cumulative effect of accounting change	$(0.03)	$0.03
Cumulative effect of accounting change	—	—

Net income (loss) per share	$(0.03)	$0.03

Weighted average common shares outstanding:
Basic	156,389	104,973

Diluted	156,389	112,430

(1) Effective October 1, 2005 the Company adopted SFAS 123(R) “Share-Based Payment,” and uses the modified prospective method to value its share-based payments. Accordingly, for the three months ended December 31, 2005, stock-based compensation was accounted for under SFAS 123R, while for the three months ended December 31, 2004, stock-based compensation was accounted for under APB 25, “Accounting for Stock Issued to Employees.” See Note 2 — Summary of Significant Accounting Policies. The amounts in these consolidated statements of operations include stock-based compensation as follows:

Cost of product licenses	$21	$4
Cost of maintenance	48	1
Cost of professional services	290	34
Research and development	852	84
Sales and marketing	1,111	211
General and administrative	1,419	364
Cumulative effect of accounting change	672	—

	$4,413	$698

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004

Cash flows from operating activities
Net income (loss)	$(4,892)	$3,141
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,698	1,021
Amortization of other intangible assets	4,475	3,494
Accounts receivable allowances	246	346
Stock-based compensation, including cumulative effect of accounting change	4,413	698
Foreign exchange gain (loss)	6	(891)
Non-cash interest expense	616	66
Deferred tax provision	1,464	1,076
Normalization of rent expense	306	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,122)	(12,824)
Inventory	3	(436)
Prepaid expenses and other assets	748	68
Accounts payable	(1,932)	3,080
Accrued expenses (including restructuring and business combination costs)	(5,958)	3,992
Deferred revenue	2,610	2,772

Net cash provided by (used in) operating activities	(4,319)	5,603

Cash flows from investing activities
Capital expenditures for property and equipment	(2,461)	(829)
Cash paid for acquisitions, including transaction costs...	(14,179)	(6,694)
Maturities of marketable securities	20,435	19,494

Net cash provided by investing activities	3,795	11,971

Cash flows from financing activities
Payment of note payable and deferred acquisition obligations	(13,520)	(227)
Purchase of treasury stock	(588)	(125)
Proceeds from issuance of common stock under employee stock-based compensation plans	10,732	203

Net cash used in financing activities	(3,376)	(149)

Effects of exchange rate changes on cash and cash equivalents	(284)	888

Net (decrease) increase in cash and cash equivalents	(4,184)	18,313
Cash and cash equivalents at beginning of period	71,687	22,963

Cash and cash equivalents at end of period	$67,503	$41,276

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Presentation

Nuance Communications, Inc. (the “Company” or “Nuance”) was incorporated as Visioneer, Inc. in 1992. In 1999, the Company changed its name to ScanSoft, Inc., and in October 2005 the Company again changed its name to Nuance Communications, Inc. In November 2005, the Company changed its ticker symbol from SSFT to NUAN.

On September 15, 2005, the Company acquired Nuance Communications, Inc., a company based in Menlo Park, California. That acquired company is referred to as Former Nuance in these consolidated financial statements.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 2005, the results of operations for the three month periods ended December 31, 2005 and 2004, and cash flows for the three month periods ended December 31, 2005 and 2004. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission on January 30, 2006. The results for the three month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006, or any future period.

Beginning in this quarter, the Company has begun to report maintenance revenue and the related cost of revenue separately. The amounts relating to these revenues and expenses have been reclassified from the previously reported aggregated amounts in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004.

2.	Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, the costs to complete the development of custom software applications, valuation allowances, accounting for patent legal defense costs, the valuation of goodwill, other intangible assets and tangible long-lived assets, estimates used in accounting for acquisitions, assumptions used in valuing stock-based compensation instruments, evaluation of loss contingencies, assumptions relating to lease exit costs, and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. The Company bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”), Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting for Consideration Given by a Vendor (Including a Reseller of the Vendor’s Products)” and Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition when Right of Return Exists”. In general the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence (“VSOE”) of fair value exists for any undelivered elements. The Company reduces revenue recognized for estimated future returns, price protection and rebates, and certain marketing funds at the time the related revenue is recorded.

Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. The Company has not analyzed historical returns from distributor and resellers to form a basis in order to estimate the future sales returns by distributor and resellers. As a result, the Company recognizes revenue from sales to these distributors and resellers when the distributor and reseller has sold products through to retailers and end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable for the sales price of all inventories subject to return. This allowance is included in the allowance against accounts receivable amounts presented in the accompanying consolidated balance sheets.

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

Revenue from royalties on sales of the Company’s products by original equipment manufacturers (“OEMs”) to third parties, where no services are included, is typically recognized upon delivery to the third party when such information is available, or when the Company is notified by the OEM that such royalties are due as a result of a sale, provided that all other revenue recognition criteria are met.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

performed. When the Company provides software support and maintenance services, it recognizes the revenue ratably over the term of the related contracts, typically one year.

The Company may sell, under one contract or related contracts, software licenses, custom software applications and other services considered essential to the functionality of the software and a maintenance and support arrangement. The total contract value is attributed first to the maintenance and support arrangement based on VSOE of its fair value and additionally based upon stated renewal rates. The remainder of the total contract value is then attributed to the software license and related professional services, which are typically recognized as revenue using the percentage-of-completion method. The Company may sell, under one contract or related contracts, software licenses, a maintenance and support arrangement and professional services not considered essential to the functionality of the software. In those arrangements, the total contract value is attributed first to the undelivered elements of maintenance and support and professional services based on VSOE of their respective fair values. The remainder of the contract value is attributed to the software licenses, which are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met.

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

Consideration, including that in the form of the Company’s equity instruments (if applicable), is recorded as a reduction of revenue to the extent the Company has recorded cumulative revenue from the customer or reseller, which resulted in a $0.2 million and $0.1 million reduction in total revenue in the three month periods ended December 31, 2005 and 2004, respectively.

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

Long-lived Tangible and Intangible Assets and Goodwill

The Company has significant long-lived tangible and intangible assets, including goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and other intangible assets are fixed assets, patents and core technology, completed technology, customer relationships and trademarks which are amortized using the straight-line method over their estimated useful lives, which the Company believes is the most rational method. The values of intangible assets, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. The Company assesses the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it considers important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for the Company’s overall business;

•	significant negative industry or economic trends;

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

•	significant decline in the Company’s stock price for a sustained period; and

•	a decline in the Company’s market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position in the reporting period identified.

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The standard also requires the Company to test goodwill for impairment on at least an annual basis. The Company uses July 1st as the date of the annual impairment test. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. The Company has reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist, based on its review the Company has determined that it operates in one reporting unit. Based on this assessment test, the Company has not had any goodwill impairment charges. The Company will assess the impairment of goodwill more often if indicators of impairment arise. The Company did evaluate the goodwill as of September 30, 2005, following its acquisition of Former Nuance, and again determined that no impairment existed at that time.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken in the three months ended December 31, 2005 or in fiscal 2005.

Significant judgments and estimates are involved in determining the useful lives and amortization patterns of intangible assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in the organization or the Company’s management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on the consolidated financial statements through accelerated amortization and/or impairment charges (Note 4).

Legal Expenses Incurred to Defend Patents

The Company monitors the anticipated outcome of legal action, and if it determines that the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company then capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. As of December 31, 2005 and September 30, 2005, capitalized patent defense costs totaled $2.8 million and $2.3 million, respectively. While the Company believes it will probably be successful in defending its patents, there can be no assurance of future success.

Comprehensive Income (loss)

Comprehensive income (loss) for the three month periods ended December 31, 2005 and 2004 consists of net income (loss), adjustments to shareholders’ equity for the foreign currency translation adjustment, and net unrealized gains (losses) on marketable securities. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	December 31,
	2005	2004

Net income (loss)	$(4,892)	$3,141
Other comprehensive income:
Foreign currency translation adjustment	226	1,129
Net unrealized gain (loss) on marketable securities	(24)	85

Other comprehensive income	202	1,214

Total comprehensive income (loss)	$(4,690)	$4,355

Net Income (Loss) Per Share

The Company computes net income (loss) per share under the provisions of SFAS 128 “Earnings per Share’’, and EITF 03-6 “Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share’”’. Accordingly, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period plus potential dilutive common equivalent shares, which include, when dilutive, outstanding stock options, warrants, unvested shares of restricted stock using the treasury stock method and the convertible debenture using the as converted method. The computation of net income (loss) per share for the three month periods ended December 31, 2005 and 2004, respectively (in thousands, except per share data) follows:

	Three Months Ended
	December 31,
	2005	2004

Basic:
Net income (loss)	$(4,892)	$3,141
Assumed distributions on 3,562 shares of participating convertible preferred stock	—	(146)

Net income (loss) applicable to common shareholders, basic	$(4,892)	$2,995

Weighted average common shares, basic	156,389	104,973

Net income (loss) per share, basic	$(0.03)	$0.03

Diluted:
Net income (loss)	$(4,892)	$3,141
Assumed distributions on 3,562 shares of participating convertible preferred stock	—	(137)

Net income (loss) applicable to common shareholders, diluted	$(4,892)	$3,004

Weighted average common shares, basic	156,389	104,973
Effect of dilutive securities:
Stock options	—	2,321
Convertible debentures, zero interest rate	—	4,587
Warrants	—	443
Unvested restricted stock	—	106

Weighted average common shares, diluted	156,389	112,430

Net income (loss) per share, diluted	$(0.03)	$0.03

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Potential weighted-average common shares, including stock options, unvested restricted stock, unvested stock purchase units, preferred shares, convertible debt and warrants for the three month periods ended December 31, 2005 and 2004 were 24.6 million and 12.2 million shares, respectively. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for the period presented.

Accounting for Stock-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective October 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation as a charge against earnings. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Based on the provisions of SFAS 123R the Company’s stock-based compensation is accounted for as equity instruments. Prior to October 1, 2005, the Company followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as to the future vesting of awards granted and not vested as of the date of adoption.

The Company’s unearned stock-based compensation balance of $8.8 million as of September 30, 2005, which was accounted for under APB 25, was reclassified against additional paid-in-capital upon the adoption of SFAS 123R. The unearned stock-based compensation balance was composed of $4.8 million from the issuance of restricted shares and restricted units (collectively “Restricted Awards”), and $4.0 million relating to the intrinsic value of stock options assumed in the Company’s September 2005 acquisition of Former Nuance. The unrecognized expense of awards not yet vested at October 1, 2005 will be recognized in net income in the periods after that date using the Black-Scholes valuation method and the assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in the Company’s previous filings.

In connection with the adoption of SFAS 123R, the Company is required to amortize stock-based instruments with performance-related vesting terms over the period from the grant date to the sooner of the performance vesting condition (when that condition is expected to be met), and the stated cliff vesting date. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R relating to this change was $672,000, and is included in the accompanying consolidated statement of operations for the three month period ended December 31, 2005.

Under the provisions of SFAS 123R, the Company recorded $3.7 million of stock-based compensation, excluding the cumulative effect of the change in accounting, in the accompanying consolidated statement of operations for the three months ended December 31, 2005. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R with the following weighted-average assumptions:

	Three Months Ended
	December 31, 2005
	Stock Option Plans	Stock Purchase Plan

Dividend yield	none	none
Expected volatility	52%	52%
Average risk-free interest rate	4.5%	3.7%
Expected life	4.6 years	0.5 years

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the historical

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

implied volatility from traded options with a term of 180 days or greater. The risk-free interest rate is derived from the average U.S. Treasury STRIPS rate during the period, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The expected life calculation is based on the observed and expected time to pre-vesting exercise and forfeitures of options by the Company’s employees. The fair value per share of the Restricted Awards is equal to the difference between the quoted market price of the Company’s common stock on the date of grant, and the $0.001 purchase price (par value per share).

Based on the above assumptions, the weighted-average fair values of the options granted under the Company’s stock option plans and shares subject to purchase under the employee stock purchase plan for the three months ended December 31, 2005 was $2.64 and $1.52, respectively.

Based on the Company’s historical experience it has assumed an annualized forfeiture rate of 10% for its options. The Company will record additional expense if the actual forfeiture rate is lower than estimated and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation to the prior-year (in thousands, except per-share data):

Three Months Ended
December 31, 2004

Net income as reported	$3,141
Add: employee stock-based compensation included in reported net income	698
Less: employee stock-based compensation under SFAS 123	(2,794)

Pro forma net income	$1,045

Net income per basic and diluted share, as reported	$0.03

Pro forma net income per basic and diluted share	$0.01

During the three months ended December 31, 2004, the weighted-average fair values of the options granted under the Company’s stock option plans and shares subject to purchase under the employee stock purchase plan were $1.68 and $1.22, respectively. The Company utilized the Black-Scholes valuation model for estimating these fair values with the following weighted-average assumptions:

	Three Months Ended
	December 31, 2004
	Stock Option Plans	Stock Purchase Plan

Dividend yield	none	none
Expected volatility	55%	50%
Average risk-free interest rate	3.1%	1.8%
Expected life	3.5 years	0.5 years

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes activity under all stock option plans in the three months ended December 31, 2005:

	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at September 30, 2005	27,114,849	$4.10
Options granted	273,600	$5.50
Options exercised	(3,017,673)	$3.56
Options forfeited	(1,633,080)	$5.68

Outstanding at December 31, 2005	22,737,696	$4.08

Exercisable at December 31, 2005	14,802,834	$3.95

The table below summarizes activity relating to Restricted Awards in the three months ended December 31, 2005:

Number of
Shares
Underlying
Restricted
Awards

Outstanding at September 30, 2005	1,975,154
Grants	94,884
Vesting	(337,217)
Forfeitures	(20,551)

Outstanding at December 31, 2005	1,712,270

As of December 31, 2005, the unamortized fair value of awards relating to stock option plans and Restricted Awards was $18.7 million and $4.6 million, respectively. The weighted average contractual life of stock options outstanding as of December 31, 2005 was 6.2 years.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The provision for income taxes for the three months ended December 31, 2005 reflects foreign income and withholding taxes, state income taxes and the impact relating to the increase in deferred tax valuation allowance that is derived from temporary differences that arise due to the amortization of goodwill for tax purposes for which the book amortization is indefinite. The provision for income taxes in the three months ended December 31, 2004 consists primarily of foreign taxes relating to international operations and United States alternative minimum taxes.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is therefore required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated financial statements but does not expect it will have a material impact.

In November 2004, the FASB issued SFAS 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) 43, Chapter 4, “Inventory Pricing”. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” specified in ARB 43. In addition, this Statement requires that allocation of fixed production overhead to the cost of the production be based on normal capacity of the production facilities. This pronouncement became effective for the Company beginning October 1, 2005. The adoption of SFAS 151 by the Company did not have a material impact on the Company’s consolidated financial statements.

3.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,	September 30,
	2005	2005

Accounts receivable	$70,758	$62,672
Unbilled accounts receivable	20,193	20,446

	90,951	83,118
Less — allowances for doubtful accounts	(3,485)	(3,455)
Less — reserves for distributor and reseller accounts receivable	(10,292)	(10,123)

	$77,174	$69,540

Unbilled accounts receivable primarily relate to revenue earned under royalty-based arrangements for which billing occurs in the month following receipt of the royalty report, revenue earned under percentage of completion contracts that have not yet been billed based on the terms of the specific arrangement and, based on the provisions of EITF 01-3, also includes future expected billings of consulting and maintenance contracts which have been assumed by the Company in connection with its accounting for acquisitions.

As discussed more fully in Note 2, “Revenue Recognition”, the Company invoices its distributor and reseller customers upon shipment of product to them, at which point title and risk of loss have passed to the distributor and reseller. At that point in time the Company also records an allowance against accounts receivable for the sales price of all inventories subject to return from distributors and resellers. In addition to this amount, the Company also

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

makes an estimate of sales returns by retailers or end users directly or though its distributors or resellers based on historical returns experience. Each of these reserves is reflected as a reduction to the revenue, which is recorded upon the billing of these amounts, and are reflected in the amounts.

4.	Other Intangible Assets

Other intangible assets consist of the following as of December 31, 2005 (dollars in thousands):

				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life
				(Years)

Technology and patents	$67,832	$19,130	$48,702	6.0
Customer relationships	41,488	7,439	34,049	4.8
Tradenames and trademarks	8,089	3,388	4,701	6.7
Non-competition agreement	557	127	430	3.9

	$117,966	$30,084	$87,882

Aggregate amortization expense was $4.5 million and $3.5 million ($2.5 million and $2.8 million included in cost of revenue) for the three months ended December 31, 2005 and 2004, respectively. Estimated amortization expense for each of the five succeeding years as of December 31, 2005 is as follows (in thousands):

		Selling,
	Cost of	General and
Year Ending September 30,	Revenue	Administrative	Total

2006 (January 1, 2006 to September 30, 2006)	$7,167	$6,475	$13,642
2007	9,528	8,422	17,950
2008	8,260	7,951	16,211
2009	6,469	6,947	13,416
2010	5,557	4,743	10,300
Thereafter	11,721	4,642	16,363

Total	$48,702	$39,180	$87,882

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	September 30,
	2005	2005

Accrued sales and marketing incentives	$3,452	$2,994
Accrued restructuring and other charges (Note 9)	4,530	5,805
Accrued professional fees	4,670	6,169
Accrued acquisition costs and liabilities	5,082	18,233
Accrued other	13,310	13,041

	$31,044	$46,242

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Deferred and Contingent Acquisition Payments

In connection with the Company’s acquisition of ART Advanced Recognition Technologies, Inc. (“ART”) in January 2005, a deferred payment of $16.4 million was payable in December 2005. The Company paid $13.5 million of this obligation in December 2005 and $0.9 million was paid in January 2006. The remaining $2.0 million represents proceeds withheld by the Company to satisfy claims against the former ART shareholders under the purchase agreement. The Company is currently negotiating a resolution of these claims with the former ART shareholders. If the Company’s claims are agreed to, this amount will be reduced from the current liability and from goodwill in future periods.

In connection with the Company’s acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, a deferred payment of $17.5 million is due to the former shareholders of Phonetic in February 2007. The present value of that payment is included as a long-term liability in the accompanying consolidated financial statements and is being accreted to the stated amount through the payment date.

Our acquisition of Brand & Groeber Communications GbR (“B&G”) has provisions through January 2007 that may require us to pay up to an additional 5.5 million euro based on the achievement of certain performance targets (approximately $6.5 million based on exchange rates at December 31, 2005). In connection with the Phonetic acquisition, we agreed to make contingent payments of up to an additional $35.0 million, if at all, for the achievement of certain performance targets.

7.	Debt and Credit Facilities

Credit Facility

The Company maintains a Loan and Security Agreement with Silicon Valley Bank (the “Bank”) which was initiated on October 31, 2002, and which has been amended several times including most recently in December 2005. This agreement, as amended, is referred to as the “Loan Agreement”. In connection with the Company’s acquisition of Former Nuance, it recorded a significant amount of goodwill, which caused the Company to temporarily no longer satisfy the tangible net worth covenant. Following the December 2005 amendment, the Company is in compliance with all terms of the Loan Agreement. The Loan Agreement expires on March 31, 2006. The revolving loan is for the lesser of $20.0 million or a borrowing base equal to either 80% or 70% of eligible accounts receivable, as defined; letters of credit may be drawn against the borrowing base. The Company must maintain unrestricted compensating cash balances with the Bank that are equal to or exceed the outstanding amount of loans under the Loan Agreement, including any amounts outstanding under letters of credit. Borrowings under the Loan Agreement are subject to interest at the Bank’s prime rate plus up to 0.75% (collectively 7.25% at December 31, 2005), as defined in the Loan Agreement. As of December 31, 2005, no amount was outstanding under the Loan Agreement, and $5.9 million was committed for outstanding letters of credit. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the loan term. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s personal property, predominantly its accounts receivable, but not its intellectual property.

Convertible Debenture

On January 30, 2003, the Company issued a $27.5 million three-year, zero-interest convertible subordinated debenture due January 2006 (the “Note”) to Philips in connection with the Philips acquisition. The Note is convertible into shares of the Company’s common stock at $6.00 per share at any time until maturity at Philips’ option. In January 2006, Philips exercised their right to convert the Note, and the Company issued 4,587,333 shares of its common stock to Philips in full satisfaction of all amounts due under the terms of the Note.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Accrued Business Combination Costs

In connection with several of its acquisitions, the Company has assumed obligations relating to certain leased facilities that were abandoned by the acquired companies prior to the acquisition date, or have been or will be abandoned by the Company in connection with a restructuring plan implemented as a result of the acquisitions’ occurrence. Additionally, the Company has implemented restructuring plans to eliminate duplicate personnel or assets in connection with the business combinations. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” costs such as these are recognized as liabilities assumed by the Company and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill.

Included in the Company’s determination of the fair value of the obligations are assumptions relating to estimated sublease income. In addition, for those facilities that were abandoned by the acquired companies prior to the acquisition date, the gross payments have been discounted in calculating the fair value of the obligation as of the date of acquisition, which are being accreted through expected maturity. As of December 31, 2005, the total gross payments due from the Company to the landlords of the facilities is $101.0 million. This is reduced by $24.7 million of estimated sublease income and an $8.6 million present value discount. These obligations extend through February 2016.

In addition to the facilities accrual, the Company has an obligation relating to certain incentive compensation payments to former employees of the acquired companies whose positions have been eliminated in connection with the combination. These payments are expected to be made in fiscal 2006.

The components of accrued business combination costs are as follows (in thousands):

	Lease Exit	Employee
	Costs	Related	Total

Balance at September 30, 2005	$69,863	$2,136	$71,999
Charged in interest expense	616	—	616
Cash payments, net of sublease receipts	(2,767)	(1,086)	(3,853)

Balance at December 31, 2005	$67,712	$1,050	$68,762

9.	Restructuring and Other Charges

In the first quarter of fiscal 2005, a plan of restructuring relating to the elimination of ten employees was enacted. In June 2005, the Company initiated the process of consolidating certain operations into its new corporate headquarters facility in Burlington, Massachusetts. In addition, at various times during the third fiscal quarter, the Company committed to pursuing the closure and consolidation of certain other domestic and international facilities. As a result of these initiatives, the Company recorded restructuring charges in its third quarter of fiscal 2005 totaling approximately $2.1 million. In September 2005, in connection with the acquisition of Former Nuance, the Company committed to a plan of restructuring of certain of its personnel and facilities. Under this plan of restructuring, the Company accrued $2.5 million relating to the elimination of approximately 40 personnel, mainly in research and development and sales and marketing. Additionally, certain of its facilities were selected to be closed, resulting in an accrual of $2.0 million for future committed facility lease payments, net of assumed sublease income, and $0.2 million in property and equipment were written off. The restructuring charges taken in the fourth quarter of fiscal 2005 was related to only the Company’s historic personnel and facilities. As noted above, costs to be incurred due to eliminating any personnel or facilities usage of Former Nuance were recorded as assumed liabilities on September 15, 2005 (Note 8).

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table sets forth the activity relating to the restructuring accruals in the three month period ended December 31, 2005 (in thousands):

	Lease Exit	Employee
	Costs	Related	Total

Balance at September 30, 2005	$4,019	$1,786	$5,805
Cash payments, net of sublease receipts	(878)	(397)	(1,275)

Balance at December 31, 2005	$3,141	$1,389	$4,530

A significant portion of the remaining employee related accrual as of December 31, 2005 will be paid in fiscal 2006. The accrual as of December 31, 2005 for lease exit costs is composed of gross payments of $5.1 million, offset by estimated sublease payments of $1.7 million, and further reduced by $0.3 million of imputed interest to arrive at the net present value of the obligation. The gross value of the lease exit costs will be paid out approximately as follows: $1.3 million in fiscal 2006, $0.6 million per annum through fiscal 2009, and then $0.5 million per annum in fiscal 2010 through the middle of fiscal 2013.

10.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 as Series B Preferred Stock. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if declared by the Board of Directors. To date no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock.

Common Stock

On May 5, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company, Warburg Pincus Private Equity VIII, L.P. and certain of its affiliated entities (collectively “Warburg Pincus”) pursuant to which Warburg Pincus agreed to purchase and the Company agreed to sell 3,537,736 shares of its common stock and warrants to purchase 863,236 shares of its common stock for an aggregate purchase price of $15.1 million. The warrants have an exercise price of $5.00 per share and a term of four years. On May 9, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. The Company also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company and Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and the Company agreed to sell 14,150,943 shares of the Company’s common stock and warrants to purchase 3,177,570 shares of the Company’s common stock for an aggregate purchase price of $60.0 million. The warrants have an exercise price of $5.00 per share and a term of four years. On September 15, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. The net proceeds from these two fiscal

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2005 financings was $73.9 million. In connection with the financings, the Company granted Warburg Pincus registration rights giving Warburg Pincus the right to request that the Company use commercially reasonable efforts to register some or all of the shares of common stock issued to Warburg Pincus under both the Securities Purchase Agreement and Stock Purchase Agreement, including shares of common stock underlying the warrants. The Company has evaluated these warrants under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and has determined that the warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheet.

Common Stock Repurchases

As of December 31, 2005 and September 30, 2005 the Company had repurchased a total of 2,931,054 and 2,846,861 shares, respectively, under various repurchase programs. The Company intends to use the repurchased shares for its employee stock plans and for potential future acquisitions.

In the three months ended December 31, 2005, the Company repurchased 84,193 shares of common stock at a cost of $0.6 million to cover employees’ tax obligations related to vesting of restricted stock.

Common Stock Warrants

In fiscal 2005 the Company issued several warrants for the purchase of its common stock. Warrants were issued to Warburg Pincus as described above. Additionally, on November 15, 2004, in connection with the acquisition of Phonetic Systems Ltd. (“Phonetic”), the Company issued unvested warrants to purchase 750,000 shares of its common stock at an exercise price of $4.46 per share that will vest, if at all, upon the achievement of certain performance targets. The initial valuation of the warrants occurred upon closing of the Phonetic acquisition, February 1, 2005, and was treated as purchase consideration in accordance with EITF 97-8, “Accounting for Contingent Consideration Issued in a Purchase Business Combination”. Based on its review of EITF 00-19, the Company has determined that the warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheet.

In March 1999 the Company issued Xerox Corporation (“Xerox”) a ten-year warrant with an exercise price for each share of common stock of $0.61. This warrant is exercisable for the purchase of 525,732 shares of the Company’s common stock. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox, including this warrant, for approximately $80 million. In connection with this transaction, Warburg Pincus acquired new warrants to purchase 2.5 million additional shares of the Company’s common stock from the Company for total consideration of $0.6 million. The warrants have a six year life and an exercise price of $4.94.

In connection with the March 31, 2003 acquisition of the certain intellectual property assets related to multimodal speech technology, the Company issued a warrant for the purchase of 78,000 shares of the Company’s common stock at an exercise price of $8.10 per share. The warrant was immediately exercisable and was valued at $0.1 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, a risk-free rate of 1.87%, an expected term of 2.5 years, no dividends and a stock price of $4.57 based on the Company’s stock price at the time of issuance. This warrant expired, unexercised, on October 31, 2005.

In connection with the acquisition of SpeechWorks International, Inc. (“SpeechWorks”), the Company issued a warrant to its investment banker, expiring on August 11, 2009, for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $3.98 per share. The warrant became exercisable August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 60%, a risk-free interest rate of 4.03%, an expected term of 8 years, no dividends and a stock price of $3.92, based on the Company’s stock price at the time of issuance.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In connection with the acquisition of SpeechWorks, the Company assumed outstanding warrants previously issued by SpeechWorks to America Online. These warrants allow for the purchase of up to 219,421 shares of the Company’s common stock and were issued in connection with a long-term marketing arrangement. The warrant is currently exercisable at a price of $14.49 per share and expires on June 30, 2007. The value of the warrant was insignificant.

Based on its review of EITF 00-19, the Company has determined that each of the warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheet.

11.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for office space around the world. In connection with many of its acquisitions the Company assumed facility lease obligations. Among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 8). Additionally, certain of the Company’s lease obligations have been included in various restructuring charges, and are included in the Company’s balance sheet as accrued expenses (Note 9). The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2005 (in thousands):

Total Gross
Year Ending September 30,	Commitment

2006 (January 1, 2006 to September 30, 2006)	$15,920
2007	17,874
2008	17,599
2009	17,999
2010	17,274
Thereafter	50,643

Total	$137,309

At December 31, 2005, the Company has sub-leased certain office space to third parties. Total sub-lease income under contractual terms of $14.1 million, or approximately $1.4 million annually, which has not been reflected in the above operating lease contractual obligations, will be received through February 2016.

In connection with certain of its acquisitions, the Company assumed certain financial guarantees that the acquired companies had committed to the landlords of certain facilities. These financial guarantees consist of standby letters of credit outstanding which are secured by certificates of deposit, representing the restricted cash requirements that collateralize the Company’s lease obligations. These certificates of deposit total $11.8 million as of December 31, 2005, and are included in other assets. The majority of this amount relates to one of Former Nuance’s leases of property that is not occupied and is included in the lease exit costs discussed in Note 8.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

On May 18, 2005, Former Nuance received a copy of a complaint naming Former Nuance and the members of the board of directors as defendants in a lawsuit filed on May 13, 2005, in the Superior Court of the State of California, County of San Mateo, by Mr. Frank Capovilla, on behalf of himself and, purportedly, the holders of Former Nuance’s common stock. The complaint alleges, among other things, that Former Nuance’s board of directors breached their fiduciary duties to Former Nuance’s stockholders respecting the merger agreement that was entered into with the Company. The complaint seeks to declare that the merger agreement was unenforceable. The complaint also seeks an award of attorney’s and expert’s fees. The Company believes the allegations of this lawsuit are without merit and is vigorously contesting the action.

On August 5, 2004, Compression Labs Inc. filed an action against the Company in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, Compression Labs alleged that the Company was infringing United States Patent No. 4,698,672 entitled “Coding System for Reducing Redundancy.” This matter was settled in December 2005, and the claims against the Company were dismissed on or about January 11, 2006.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The Company has entered into agreements to indemnify its directors and officers to the fullest extent authorized or permitted under applicable law. These agreements, among other things, provide for the indemnification of its directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by any such person in his or her capacity as a director or officer of the Company, whether or not such person is acting or serving in any such capacity at the time any liability or expense is incurred for which indemnification can be provided under the agreements. In accordance with the terms of the SpeechWorks merger agreement, the Company is required to indemnify the former members of the SpeechWorks board of directors, on similar terms as described above, for a period of six years from the acquisition date. In connection with this indemnification, the Company was required to purchase a director and officer insurance policy related to this obligation for a period of three years from the date of acquisition, this three year policy was purchased in 2003. In accordance with the terms of the Former Nuance merger agreement, the Company is required to indemnify the former members of the Former Nuance board of directors, on similar terms as described above, for a period of six years from the acquisition date. In connection with this indemnification, the Company has purchased a director and officer insurance policy related to this obligation covering the full period of six years.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	Segment and Geographic Information and Significant Customers

The Company has reviewed the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) with respect to the criteria necessary to evaluate the number of operating segments that exist, based on its review the Company has determined that it operates in one segment. Revenue classification below is based on the country in which the sale originates. No single country outside of the United States had revenue greater than 10% of total revenue. Revenue in other countries predominately relates to sales to customers in Europe and Asia. Inter-company sales are insignificant as products sold in other countries are sourced within Europe or the United States. The following table presents total revenue information by geographic area (in thousands):

	Three Months Ended
	December 31,
	2005	2004

United States of America	$49,916	$40,352
Foreign countries	25,636	20,226

Total	$75,552	$60,578

The following table presents revenue information for principal product lines, which do not constitute separate segments (in thousands):

	Three Months Ended
	December 31,
	2005	2004

Speech	$58,168	$41,576
Imaging	17,384	19,002

Total	$75,552	$60,578

Two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 9% and 6%, and 10% and 11% of the Company’s consolidated revenue for the three months ended December 31, 2005 and 2004, respectively. No customer accounted for 10% or more of accounts receivable as of December 31, 2005 or September 30, 2005.

The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	December 31,	September 30,
	2005	2005

United States of America	$516,661	$520,719
Foreign countries	62,401	69,704

Total	$579,062	$590,423

13.	Pro Forma Results

The following table reflects unaudited pro forma results of operations of the Company assuming that the Rhetorical Systems, Ltd., ART Advanced Recognition Technologies, Inc., Phonetic Systems Ltd., and the Former Nuance acquisitions had occurred on October 1, 2004 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2005	2004

Revenue	$75,552	$79,663
Net (loss)	$(4,892)	$(8,456)
Net (loss) per basic and diluted share	$(0.03)	$(0.06)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of this period.

14.	Related Parties

At September 30, 2005, a member of the Company’s Board of Directors was a senior executive at Convergys Corporation. During the three month period ended December 31, 2005, the member of the Company’s Board of Directors discontinued his affiliation with Convergys, and as a result, Convergys is no longer a related party. The Company and Convergys have entered into multiple non-exclusive agreements in which Convergys resells the Company’s software. Revenues from Convergys during the three months ended December 31, 2005 and 2004 were not material.

A member of the Company’s Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to the Company. In fiscal 2005, and in the three months ended December 31, 2005 the Company was billed $2.6 million and $0.6 million, respectively, by Wilson Sonsini Goodrich & Rosati for professional services provided to the Company. As of December 31, 2005 and September 30, 2005 the Company had $0.9 million and $2.5 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

15.	Subsequent Events

Philips Note Conversion

On January 30, 2006, the Company issued 4,587,333 shares of common stock to Koninklijke Philips Electronics N.V. (“Philips”) in full satisfaction of all amounts due under a convertible debenture in the principal amount of $27.5 million (the “Note”). The Note was issued to Philips on January 30, 2003 as partial consideration for certain assets the Company acquired from Philips and was convertible into shares of the Company’s common stock at a conversion price of $6.00 per share. The shares issued to Philips have historically been included in the Company’s reported diluted earnings per share results, when appropriate.

Acquisition of Dictaphone Corporation and Debt Financing

On February 8, 2006, the Company announced it had entered into a definitive Agreement and Plan of Merger by and among the Company, Phoenix Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) and Dictaphone Corporation (“Dictaphone”), pursuant to which, among other things Merger Sub will merge with and into Dictaphone, and Dictaphone will continue as the surviving corporation. At the effective time of the merger, each share of common stock of Dictaphone will be converted into the right to receive the per share merger consideration, determined by dividing $357,000,000, (subject to adjustment as described below) (the “Aggregate Merger Consideration”) by the number of shares of Dictaphone common stock outstanding on a fully diluted basis on the closing date. The Aggregate Merger Consideration is subject to net cash and working capital adjustments at the closing. The acquisition is expected to be completed in the second quarter of fiscal 2006. The closing of the acquisition is subject to customary closing conditions, including regulatory approvals. The merger agreement may be terminated by either the Company or Dictaphone upon certain events occurring or not occurring, as defined in the merger agreement.

In connection with the execution of the merger agreement, the Company received a Commitment Letter dated as of February 8, 2006 from UBS Investment Bank, Credit Suisse, Citigroup and Bank of America. The Commitment Letter provides for a 7-year $355 million term facility and a 6-year $75 million revolving credit facility (the “Facility”). The Facility will be used to fund a portion of the Aggregate Merger Consideration and for other working capital purposes and will be secured by all of the assets of the Company and its domestic subsidiaries. The Facility will contain customary representations, warranties and covenants and the closing of, and funding under, the Facility is subject to the satisfaction of customary conditions.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	Supplemental Cash Flow Information

The Company paid $0.6 million and $1.2 million for income taxes in the three month periods ended December 31, 2005 and 2004, respectively.

The Company paid $0.2 million and $0.1 million for interest expense in the three month periods ended December 31, 2005 and 2004, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in “Risk Factors” starting on page 38 and elsewhere in this Quarterly Report.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These forward-looking statements include predictions regarding:

•	OUR FUTURE REVENUE, CASH FLOWS FROM FUTURE OPERATIONS, COST OF REVENUE, RESEARCH AND DEVELOPMENT EXPENSES, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AMORTIZATION OF OTHER INTANGIBLE ASSETS AND GROSS MARGIN;

•	OUR STRATEGY RELATING TO SPEECH AND IMAGING TECHNOLOGIES;

•	THE POTENTIAL OF FUTURE PRODUCT RELEASES;

•	OUR PRODUCT DEVELOPMENT PLANS AND INVESTMENTS IN RESEARCH AND DEVELOPMENT;

•	FUTURE ACQUISITIONS, AND ANTICIPATED BENEFITS FROM PRIOR ACQUISITIONS;

•	INTERNATIONAL OPERATIONS AND LOCALIZED VERSIONS OF OUR PRODUCTS; AND

•	LEGAL PROCEEDINGS AND LITIGATION MATTERS.

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

Overview of the Business

We offer businesses and consumers competitive and value-added speech and imaging solutions that facilitate the way people access, share, manage and use information in business and in daily life. We market and distribute our products indirectly through a global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors, and directly to businesses and consumers through a dedicated direct sales force and our e-commerce website (www.nuance.com). The value of our solutions is best realized in vertical markets that are information and process intensive, such as healthcare, telecommunications, financial services, legal and government.

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

Nuance was incorporated in 1992 as Visioneer, Inc. In 1999, we changed our name to ScanSoft, Inc. and ticker symbol to SSFT. In October 2005, we changed our name to Nuance Communications, Inc., and in November 2005 we changed our ticker symbol to NUAN. From our founding until 2001, we focused exclusively on delivering imaging solutions that simplified converting and managing information as it moved from paper formats to electronic systems. On March 13, 2000, we acquired Caere Corporation, a California-based digital imaging software company, to expand our applications for document and electronic forms conversion. In December 2001, we entered the speech market through the acquisition of the Speech & Language Technology Business from Lernout & Hauspie. We believed speech solutions were a natural complement to our imaging solutions as both are developed, marketed and delivered through similar resources and channels. We continue to execute against our strategy of being the market leader in speech through the organic growth of our business as well as through strategic acquisitions. Since the beginning of fiscal 2003, we have completed a number of acquisitions, including the following significant transactions:

•	On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units (“Philips”) to expand our solutions for speech in call centers and within automobiles and mobile devices.

•	On August 11, 2003, we acquired SpeechWorks International, Inc. (“SpeechWorks”) to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

•	On December 6, 2004, we acquired Rhetorical Systems Ltd. (“Rhetorical”) to complement our text-to-speech solutions and add capabilities for creating custom voices.

•	On January 21, 2005, we acquired ART Advanced Recognition Technologies, Inc. (“ART”) to expand our portfolio of speech solutions for handsets and mobile devices.

•	On February 1, 2005, we acquired Phonetic Systems Ltd. (“Phonetic”) to complement our solutions and expertise in automated directory assistance and enterprise speech applications.

•	On May 12, 2005, we acquired MedRemote, Inc. (“MedRemote”) to expand our position in healthcare markets and provide a more comprehensive dictation solution for medical providers and organizations.

•	On September 15, 2005, we acquired Nuance Communications, Inc. (“Former Nuance”) to expand our portfolio of technologies, applications and services for call center automation, customer self service and directory assistance.

Subsequent to December 31, 2005 we also announced an agreement to acquire Dictaphone Corporation to expand our portfolio of dictation and speech recognition solutions for the healthcare industry.

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

In October 2004, we changed our fiscal year end from December 31 to September 30, effective beginning September 30, 2004. Accordingly, references to the fiscal 2005 refer to the twelve months ended September 30, 2005 and references to fiscal 2004 refer to the nine months ended September 30, 2004.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition; the costs to complete the development of custom software applications and valuation allowances (specifically sales returns and other allowances); accounting for patent legal defense costs; the valuation of goodwill, other intangible assets and tangible long-lived assets; estimates used in the accounting for acquisitions; assumptions used in valuing stock-based compensation instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective October 1, 2005. SFAS 123R requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Refer to Note 2 — Summary of Significant Accounting Policies in our notes to our consolidated financial statements included elsewhere in this Quarterly Report of Form 10-Q for more discussion.

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005.

OVERVIEW OF RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the three month periods ended December 31, 2005 and 2004.

	Three Months
	Ended December 31,
	2005	2004

Revenue:
Product	70.4%	77.3%
Maintenance	10.3	4.6
Professional services	19.3	18.1

Total revenue	100.0	100.0

Costs and expenses:
Cost of product	6.6	9.1
Cost of maintenance	3.0	1.5
Cost of professional services	13.7	14.4
Cost of revenue from amortization of intangible assets	3.3	4.7

	Three Months
	Ended December 31,
	2005	2004

Gross Margin	73.3	70.3
Research and development	16.1	15.2
Sales and marketing	37.5	31.0
General and administrative	19.4	11.9
Amortization of other intangible assets(1)	2.6	1.1
Restructuring and other charges, net(2)	—	1.1

Total costs and expenses	102.3	89.9

Income (loss) from operations	(2.3)	10.1
Other income (expense), net	(0.2)	(1.5)

Income (loss) before income taxes	(2.5)	8.6
Provision for income taxes	3.1	3.4

Income (loss) before cumulative effect of accounting change	(5.6)	5.2
Cumulative effect of accounting change	(0.9)	—

Net income (loss)	(6.5)%	5.2%

(1)	See Note 4 of Notes to Consolidated Financial Statements.

(2)	See Note 9 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

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

In fiscal 2006, stock-based compensation includes the amortization of the fair value of share-based payments made to employees and our Board of Directors, under the provisions of SFAS 123R, which we adopted on October 1, 2005 (see Note 2, Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q). These share-based payments are in the form of stock options and purchases under our employee stock purchase plan, as well as to our issuance of restricted common shares and units. The fair value of share-based payments are recognized as an expense as the underlying instruments vest. To facilitate comparative review of our operations between the fiscal 2006 and fiscal 2005 periods, we have provided each cost and expense line both with and without the amounts recorded in each period relating to stock-based compensation.

Total Revenue

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Total Revenue	$75,552	$60,578	$14,974	25%

The geographic revenue split in the three months ended December 31, 2005 was 66% of total revenue in the United States and 34% international, and for the comparative period ended December 31, 2004 was 67% of total revenue in the United States and 33% international.

Product Revenue

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Product Revenue	$53,183	$46,834	$6,349	14%
As a percentage of total revenue	70.4%	77.3%

The increase in product revenue was related to growth in Speech related products. Organic growth of $2.3 million was seen from Speech related products, which was further augmented by $5.5 million of product revenue related to the acquisition of Former Nuance. These increases were offset by a decrease of $1.5 million in Imaging product revenue, which was primarily the result of lower Paperport revenues, which had a new version introduced in the three months ended December 31, 2004.

Maintenance Revenue

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Maintenance Revenue	$7,803	$2,785	$5,018	180%
As a percentage of total revenue	10.3%	4.6%

The increase in maintenance revenue was due largely to our having acquired several companies in fiscal 2005 whose revenues include a relatively significant maintenance revenue component, the addition of new product lines through acquisition, including Former Nuance which contributed $3.7 million of the growth. The organic growth of our business contributed the remaining $1.3 million of growth. This organic growth was attributable largely to our Network speech products.

Professional Services Revenue

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Professional Services Revenue	$14,566	$10,959	$3,607	33%
As a percentage of total revenue	19.3%	18.1%

The increase in professional services revenue was derived from a number of sources as we have continued to diversify our revenues in this area. Consulting services relating to the products acquired in our acquisition of Former Nuance contributed $1.0 million of growth, while consulting service revenue derived from our Embedded product lines contributed $0.8 million in growth and application development revenues in Network Speech also contributed $0.3 million. The acquisition of MedRemote increased revenue through Dragon medical transcription services by $0.6 million. Application service provider revenue contributed $0.8 million of growth, partially from companies acquired in fiscal 2005, and to a lesser degree from organic growth.

Cost of Product Revenue

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Total Cost of Product Revenue	$4,982	$5,520	$(538)	(10)%
Stock-based compensation	$21	$4	$17	425%
Cost of Product Revenue, excluding stock-based compensation	$4,961	$5,516	$(555)	(10)%
As a Percent of Product Revenue, excluding stock-based compensation	9.3%	11.8%

Our cost of product revenue primarily consists of material and fulfillment costs, manufacturing and operations costs, and also third-party royalty expenses. Cost of product revenue decreased as a percentage of product revenue, due to our managing to keep the expense base relatively flat during the fiscal 2006 period as compared to the fiscal 2005 period, while increasing the revenue base. This was achieved due to a number of factors, including the addition of product lines through acquisition that do not carry as proportionally large third-party royalty fees, and due to our efforts in controlling certain costs through having outsourced additional fulfillment processes subsequent to the fiscal 2005 period.

Cost of Maintenance Revenue

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Total Cost of Maintenance Revenue	$2,295	$890	$1,405	158%
Stock-based compensation	$48	$1	$47	4700%
Cost of Maintenance Revenue, excluding stock-based compensation	$2,247	$889	$1,358	153%
As a Percent of Maintenance Revenue, excluding stock-based compensation	28.8%	31.9%

Cost of maintenance revenue primarily consists of compensation for product support personnel and overhead. Cost of maintenance revenue increased significantly during the fiscal 2006 period largely from resources added from Former Nuance, in order to support the additional $3.6 million in maintenance revenue. While the gross costs increased, we were able to realize synergies from the combination of our pre-existing and acquired product lines, resulting in a 3.1% improvement in the margin for maintenance revenue.

Cost of Professional Services Revenue

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Total Cost of Professional services Revenue	$10,385	$8,737	$1,648	19%
Stock-based compensation	$290	$34	$256	753%
Cost of Professional services Revenue, excluding stock-based compensation	$10,095	$8,703	$1,392	16%
As a Percent of Professional services Revenue, excluding stock-based compensation	69.3%	79.4%

Cost of professional services revenue primarily consists of compensation for consulting personnel, outside consultants and overhead. Cost of professional services increased largely due to the addition of personnel that we acquired in connection with certain of our acquisitions in fiscal 2005, notably our acquisition of Former Nuance.

The increased personnel were offset slightly by a reduction in outsourced labor. As our consulting revenue base has increased in the fiscal 2006 period relative to the fiscal 2005 period, we were able to realize synergies with respect to improved utilization of our consulting personnel, as well as to relative costs discussed above. These synergies have contributed to the 10.1% improvement in the margin for professional services revenue.

Cost of Revenue from Amortization of Intangible Assets

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Cost of Revenue from Amortization of Intangible Assets	$2,475	$2,825	$(350)	(12)%
As a Percent of Total Revenue	3.3%	4.7%

Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology. These assets are amortized into expense over their estimated useful lives. The decrease in the amount of the amortization in the fiscal 2006 period relates to the cessation of the amortization of technology and patents that was established in connection with our acquisitions of ScanSoft and Caere in March 1999 and March 2000, respectively, offset in part by incremental amortization arising from our acquisitions consummated in fiscal 2005.

Gross Margin

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Gross Margin	$55,415	$42,606	$12,809	30%
As a Percent of Total Revenue	73.3%	70.3%

The increase in gross margin in the fiscal 2006 period as compared to the fiscal 2005 period is largely due to the improvement in the product and maintenance margins, as well as to the increase in maintenance revenue as a percentage of the total revenue.

Research and Development Expense

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Total Research and Development Expense	$12,157	$9,194	$2,963	32%
Stock-based compensation	$852	$84	$768	914%
Research and Development Expense, excluding stock-based compensation	$11,305	$9,110	$2,195	24%
As a Percent of Total Revenue, excluding stock-based compensation	15.0%	15.0%

Research and development expense primarily consists of salary and benefits costs of engineers, and overhead related to engineering. We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we plan to continue to invest in research and development activities. To date, we have not capitalized any internal development costs as the cost incurred after technological feasibility but before release of product has not been significant. The increase in expenses from the comparable period of fiscal 2005 is due primarily to an increase in research and development staff, from 303 employees in the fiscal 2005 period to 378 employees in the fiscal 2006 period, an increase of 25%. A large portion of the increase in these personnel was attributable to our acquisitions in fiscal 2005, notably our acquisition of Former Nuance.

Sales and Marketing Expense

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Total Sales and Marketing Expense	$28,333	$18,762	$9,571	51%
Stock-based compensation	$1,111	$211	$900	427%
Sales and Marketing Expense, excluding stock-based compensation	$27,222	$18,551	$8,671	47%
As a Percent of Total Revenue, excluding stock-based compensation	36.0%	30.6%

Sales and marketing expenses include salaries and benefits, commissions, other costs of marketing programs, travel expenses associated with the sales team and overhead. The increase in expenses was largely attributable to salaries and other variable costs, including commissions and travel expenses, relating to an additional 66 sales employees in the fiscal 2006 period, and to an additional $1.0 million in expenses for marketing programs. Many of these additional employees were added due to our acquisitions in fiscal 2005, notably our acquisition of Former Nuance. As new employees and marketing programs reach productivity, the growth in sales and marketing expenses as a percentage of total revenue in the remainder of fiscal 2006 period is expected to decrease relative to the percentage for the fiscal 2005 period.

General and Administrative Expense

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Total General and Administrative Expense	$14,647	$7,231	$7,416	103%
Stock-based compensation	$1,419	$364	$1,055	290%
General and Administrative Expense, excluding stock-based compensation	$13,228	$6,867	$6,361	93%
As a Percent of Total Revenue, excluding stock-based compensation	17.5%	11.3%

General and administrative expenses primarily consist of personnel costs (including overhead) for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The increase in expenses during the fiscal 2006 period included $2.5 million of salary, bonus and other generally non-recurring expenses related to the integration of Former Nuance. The majority of these expenses are non-recurring after the three month period ended December 31, 2005. The increase also includes $0.7 million of recurring expenses related to increased headcount in the finance, human resources, legal and other general and administrative functions. Professional fees increased approximately $3.0 million in the comparable fiscal 2006 period, of which $2.5 million relates to a pending litigation matter that we initiated late in the fourth quarter of fiscal 2005 and $0.3 million relates to the investigation of the restatement of SpeechWorks.

Amortization of Other Intangible Assets

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Amortization of Other Intangible Assets	$2,000	$669	$1,331	199%
As a Percent of Total Revenue	2.6%	1.1%

Amortization of other intangible assets into operating expense includes amortization of acquired customer and contractual relationships, non-compete agreements and acquired trade names and trademarks. These assets are amortized into expense over their estimated useful lives. The increase in the amount of the amortization in the fiscal 2006 period relates to incremental amortization arising from our acquisitions consummated in fiscal 2005.

Restructuring and Other Charges, Net

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Restructuring and Other Charges, Net	$—	$659	$(659)	(100%)
As a Percent of Total Revenue	—	1.1%

In the fiscal 2005 period we incurred the restructuring charges as result of a plan of restructuring to eliminate ten employees. We had no such restructuring charge in the comparable fiscal 2006 period, but we have had a number of restructuring and other charges recorded over our history, discussed more fully at Note 9, Restructuring and Other Charges, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. The following table sets forth the activity relating to the restructuring accruals in the three month period ended December 31, 2005 (in thousands):

	Lease Exit	Employee
	Costs	Related	Total

Balance at September 30, 2005	$4,019	$1,786	$5,805
Cash payments, net of sublease receipts	(878)	(397)	(1,275)

Balance at December 31, 2005	$3,141	$1,389	$4,530

A significant portion of the remaining employee related accrual as of December 31, 2005 will be paid in fiscal 2006. The accrual as of December 31, 2005 for lease exit costs is composed of gross payments of $5.4 million, offset by estimated sublease payments of $1.7 million, and further reduced by $0.3 million of imputed interest to arrive at the net present value of the obligation. The gross value of the lease exit costs will be paid out approximately as follows: $1.3 million in fiscal 2006, $0.6 million per annum through fiscal 2009, and then $0.5 million per annum in fiscal 2010 through the middle of fiscal 2013.

Other Income (Expense), Net

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Interest income	$748	$117	$631	539%
Interest expense	$(1,016)	$(90)	$(926)	(1,029)%
Other income (expense), net	$70	$(917)	$987	(108)%

Total Other income (expense), net	$(198)	$(890)	$692	(78)%
Total other income (expense), net, as a Percent of Revenue	(0.3)%	(1.5)%

The increase in interest income in the fiscal 2006 period was primarily due to higher cash and investment balances during the period, as compared to the prior fiscal period, and to a lesser degree is attributable to higher interest rates on our cash and investments. Interest expense increased in the fiscal 2006 period due to the imputed interest expense related to the note payable from our Phonetic acquisition in February 2005, and relating to certain of the lease obligations included in our accrued business combination costs and our accrued restructuring charges. Other income (expense) in the fiscal 2005 period was the result of the changes of foreign exchange rates on certain of our foreign subsidiaries whose operations are denominated in other than their local currencies, as well as the translation of certain of our intercompany balances. The foreign exchange rates were more stable in the fiscal 2006 period than in the comparable fiscal 2005 period.

Income Taxes

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Income Taxes	$2,300	$2,060	$240	12%
Effective income tax rate	(120)%	40%

The provision for income taxes for the three months ended December 31, 2005 reflects foreign income and withholding taxes, state income taxes and the impact relating to the increase in deferred tax valuation allowance that is derived from temporary differences that arise due to the amortization of goodwill for tax purposes for which the book amortization is indefinite. The provision for income taxes in the three months ended December 31, 2004 consists primarily of foreign taxes relating to international operations and United States alternative minimum taxes.

Stock-Based Compensation (including Cumulative Effect of Accounting Change)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
	(Dollars in thousands)

Stock-based compensation included in:
Cost of product	$21	$4	$17	425%
Cost of maintenance	$48	$1	$47	4700%
Cost of professional services	$290	$34	$256	753%
Research and development	$852	$84	$768	914%
Sales and marketing	$1,111	$211	$900	427%
General and administrative	$1,419	$364	$1,055	290%
Cumulative effect of accounting change	$672	$—	$672	—

Total stock-based compensation	$4,413	$698	$3,715	532%

As a Percent of Total Revenue	5.8%	1.2%

In fiscal 2006, stock-based compensation includes the amortization of the fair value of share-based payments made to employees and our Board of Directors, under the provisions of SFAS 123R, which we adopted on October 1, 2005 (see Note 2, Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q). These share-based payments are in the form of stock options and purchases under our employee stock purchase plan, as well as to our issuance of restricted common shares and units. The fair value of share-based payments are recognized as an expense as the underlying instruments vest.

In connection with the adoption of SFAS 123R, the Company is required to amortize stock-based instruments with performance-related vesting terms over the period from the grant date to the sooner of performance vesting condition (when that condition is expected to be met), and the stated cliff vesting date. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R relating to this change was $672,000, and is included in the accompanying consolidated statement of operations for the three month period ended December 31, 2005 as a cumulative effect of accounting change.

In fiscal 2005, stock-based compensation expense was the result of charges for restricted common shares or units issued with exercise or purchase prices that are less than the fair market value of the common stock on the date of grant. We incur expenses as the underlying equity instruments vest, generally over a period between two and four years.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had cash and cash equivalents of $67.5 million, marketable securities of $3.7 million, and working capital of $23.6 million as compared to $71.7 million in cash and cash equivalents, marketable securities of $24.1 million and working capital of $12.1 million at September 30, 2005. In addition to our cash, investments and working capital, we have $11.8 million of certificates of deposit relating to certain of our facilities leases, these amounts are included in other assets as of December 31, 2005. As discussed further below, in the three months ended December 31, 2005 we paid $14.2 million through investing cash flows and $13.5 million through financing cash flows, respectively, related to acquisitions consummated in fiscal 2005.

We have reported a net loss of $(4.9) million for the three months ended December 31, 2005 and net income of $3.1 million for the three months ended December 31, 2004. We had an accumulated deficit of $172.1 million at December 31, 2005.

Net cash used in operating activities for the three months ended December 31, 2005 was $4.3 million, as compared to cash provided by operating activities of $5.6 million for the corresponding period in fiscal 2005. The cash used in operating activities for the fiscal 2006 period was largely the result of our net loss of $4.9 million in the period, plus cash used in the net increase in our accounts receivable and decreases in accounts payable, accrued expenses, (including restructuring and business combination costs). These aggregate amounts were partially offset by non-cash items included in our net loss, including larger amounts relating to: the amortization of intangible assets and fixed assets, stock-based compensation and non-cash interest expense among others. The cash provided by operating activities in the fiscal 2005 period was from the net income in the period, augmented by non-cash items included in certain of the expenses of that period, and the increase in accounts payable and accrued expenses of the periods; partially offset by the increase in our accounts receivable during the fiscal 2005 period.

Net cash provided by investing activities for the three months ended December 31, 2005 was $3.8 million, as compared to $12.0 million in the corresponding fiscal 2005 period. Our net cash provided by investing activities in these periods was from the net maturities of marketable securities, offset in part by $14.2 million paid for costs related to acquisitions consummated in fiscal 2005, and the purchase of property and equipment.

Net cash used by financing activities for the three months ended December 31, 2005 was $3.4 million, as compared to $0.1 million in the fiscal 2005 period. The fiscal 2006 period’s usage was primarily relating to the $13.5 million deferred payment made in December 2005 relating to our acquisition of ART, and was offset in part by $10.7 million received relating to exercises of equity instruments by our employees.

We maintain a Loan and Security Agreement with Silicon Valley Bank (the “Bank”) which was initiated on October 31, 2002, and which has been amended several times including most recently in December 2005. This agreement, as amended, is referred to as the “Loan Agreement”. In connection with our acquisition of Former Nuance, we recorded a significant amount of goodwill, which caused us to temporarily no longer satisfy the tangible net worth covenant. Following the December 2005 amendment, we are in compliance with the terms of the Loan Agreement. The Loan Agreement expires on March 31, 2006. The revolving is loan for the lesser of $20.0 million or a borrowing base equal to either 80% or 70% of eligible accounts receivable, as defined; letters of credit may be drawn against the borrowing base. We must maintain unrestricted compensating cash balances with the Bank that are equal to or exceed the outstanding amount of loans under the Loan Agreement, including any amounts outstanding under letters of credit. Borrowings under the Loan Agreement are subject to interest at the Bank’s prime rate plus up to 0.75% (collectively 7.25% at December 31, 2005), as defined in the Loan Agreement. As of December 31, 2005, no amount was outstanding under the Loan Agreement, and $5.9 million was committed for outstanding letters of credit. Borrowings under the Loan Agreement cannot exceed the borrowing base and must be repaid in the event they exceed the calculated borrowing base or upon expiration of the loan term. Borrowings under the Loan Agreement are collateralized by substantially all of our personal property, predominantly our accounts receivable, but not our intellectual property.

In connection with the Philips Speech Processing Telephony and Voice Control Business Unit acquisition, we issued a $27.5 million, zero interest convertible debenture, which Philips exercised their right to convert into 4,587,333 shares of our common stock in January 2006; accordingly, all of our financial obligations under the terms of the debenture have been satisfied. In connection the acquisition ART, a deferred payment of $16.4 million was payable in December 2005; we paid $13.5 million in December 2005 and $0.9 million in January 2006. The $2.0 million remaining represents proceeds withheld by us to satisfy claims against the former ART shareholders under the purchase agreement. The Company is currently negotiating a resolution of these claims with the former ART shareholders. In connection with the Phonetic acquisition, we agreed to (i) pay $17.5 million in February 2007 and (ii) make contingent payments of up to an additional $35.0 million in cash, in 2006 through 2008 if at all, upon the achievement of certain performance targets. Our acquisition of Brand & Groeber Communications GbR (“B&G”) has provisions through January 2007 that may require us to pay up to an additional 5.5 million euro based on the achievement of certain performance targets (approximately $6.5 million based on exchange rates at December 31, 2005). In connection with several acquisitions we have assumed obligations relating to certain leased facilities that were abandoned by the acquired companies prior to the acquisition date, or have been or will be abandoned by us in connection with a restructuring plan generally formulated concurrently with, and implemented as a result of, our acquisition of each of these companies. We are committed to pay $101.0 million in connection with these leases, which are included in the contractual obligations disclosed below. In connection with our acquisitions in fiscal 2005, notably the acquisition of Former Nuance, we have $5.6 million relating to transaction costs.

Although we have a cash balance of $67.5 million, marketable securities of $3.7 million and working capital of $23.6 million, there can be no assurance that we will be able to generate cash from operations or secure additional equity or debt financing if required.

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

Contractual Obligations

The following table outlines our contractual payment obligations as of December 31, 2005:

	Payments Due by Period
		January to			Subsequent
		September	Fiscal 2007	Fiscal 2009	to Fiscal
Contractual Obligations	Total	2006	and 2008	and 2010	2010
	(In thousands)

Philips Convertible debenture(1)	$27,524	$27,524	$—	$—	$—
Deferred payments on acquisitions(2)	19,391	2,894	16,497	—	—
Operating leases(3)	137,309	15,920	35,473	35,273	50,643
Notes payable relating to purchases of equipment	583	449	134	—	—
Royalty commitments	240	17	45	45	133
Imputed interest	1,003	—	1,003	—	—

Total contractual cash obligations	$186,050	$46,804	$53,152	$35,318	$50,776

(1)	On January 30, 2006, Philips exercised their right to convert this note into approximately 4.6 million shares of our common stock.

(2)	Excludes contingent consideration for purchase price of our acquisitions of B&G and Phonetic. In connection with our acquisition of B&G, we agreed to make contingent payments that could amount to 5.5 million euro (approximately $6.5 million based on exchange rates at December 31, 2005). In connection with the Phonetic acquisition, we agreed to make contingent payments of up to an additional $35.0 million, if at all, upon the achievement of certain performance targets. The contingent consideration for these acquisitions is expected to be provided, if at all, by existing cash, marketable securities, cash generated from operations, or debt or equity offerings.

(3)	In connection with several of our acquisitions, we have assumed obligations relating to certain leased facilities that were abandoned by the acquired companies prior to the acquisition date, or have been or will be abandoned by us in connection with a restructuring plan implemented as a result of the acquisitions’ occurrence. The gross payments under these leases are $101.0 million, and are included in the contractual obligations herein. See Note 8, Accrued Business Combination Costs, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

At December 31, 2005, we have sub-leased certain office space to third parties. Total sub-lease income under the contractual terms of $14.1 million, or approximately $1.4 million annually, which has not been reflected in the above operating lease contractual obligations, is expected to be received through February 2016.

Off-Balance Sheet Arrangements

Through December 31, 2005, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

As of December 31, 2005, we had no outstanding foreign exchange derivative contracts.

With our increased international presence in a number of geographic locations and with international revenue having increased in the first quarter of fiscal 2006 and expected to continue to increase in the remainder of fiscal 2006, we are exposed to changes in foreign currencies including the euro, Canadian dollar, Japanese yen, Israeli new shekel and the Hungarian forint. Changes in the value of these foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is therefore required to be adopted by us in the first quarter of fiscal 2007. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated financial statements but do not expect it will have a material impact.

In November 2004, the FASB issued SFAS 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) 43, Chapter 4, “Inventory Pricing”. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” specified in ARB 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement became effective for us beginning October 1, 2005. Our adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

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

As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions that would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Furthermore, our acquisition of the speech and language technology operations of Lernout & Hauspie Speech Products N.V. and certain of its affiliates, including L&H Holdings USA, Inc. (collectively, L&H), our acquisition of the Speech Processing Telephony and Voice Control business units from Philips, our acquisition of SpeechWorks International, Inc., LocusDialog, Inc., Telelogue, Inc., Rhetorical Systems, Ltd., ART Advanced Recognition Technologies, Inc., Phonetic Systems Ltd., MedRemote and Former Nuance required substantial integration and management efforts. Our pending acquisition of Dictaphone Corporation will likely pose similar challenges. Acquisitions of this nature involve a number of risks, including:

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

Under accounting principles generally accepted in the United States of America, we have accounted for our acquisitions using the purchase method of accounting. Under purchase accounting, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill is not subject to amortization but is subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2005, we had identified intangible assets amounting to approximately $87.9 million and goodwill of approximately $458.2 million.

We have a history of operating losses, and we may incur losses in the future, which may require us to raise additional capital on unfavorable terms.

We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported a net loss of $4.9 million for the three months ended December 31, 2005, and net losses of $5.4 million and $9.4 million for fiscal years 2005 and 2004, respectively. We had an accumulated deficit of $172.1 million at December 31, 2005. If we are unable to regain and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and, Ingram Micro, to distribute many of our products, and any adverse change in our relationship with such partners may adversely impact our ability to deliver products.

Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and Ingram Micro to serve this network of channel partners. For the three months ended December 31, 2005, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 9% and 6% of our consolidated total revenue, respectively. For the three months ended December 31, 2004, Ingram Micro and Digital River, accounted for 10% and 11% of our consolidated total revenue, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our ability to deliver products, and hence our results of operations in the short term. Any prolonged disruption for which we are unable to arrange alternative fulfillment capabilities could have a more sustained adverse impact on our results of operations.

A significant portion of our accounts receivable is concentrated among our largest customers, and non-payment by any of them would adversely affect our financial condition.

Although we perform ongoing credit evaluations of our distribution and fulfillment partners’ financial condition and maintain reserves for potential credit losses, we do not require collateral or other form of security from our major customers to secure payment. While, to date, losses due to non-payment from customers have been within our expectations, we cannot assure you that instances or extent of non-payment will not increase in the future. No customer represented more than 10% of our accounts receivable at December 31, 2005 or September 30, 2005. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

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

Our management’s assessment of the effectiveness of our internal control over financial reporting, as of September 30, 2005, identified a material weakness in our internal controls related to tax accounting, primarily as a result of a lack of necessary corporate accounting resources and ineffective execution of certain controls designed to prevent or detect actual or potential misstatements in the tax accounts. While we have begun to take remediation measures to correct this material weakness (which measures are more fully described in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005), we cannot assure you that we will not have material weaknesses in our internal controls in the future. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial results in an accurate and timely manner.

A significant portion of our revenue is derived from sales in Europe and Asia. Our results could be harmed by economic, political, regulatory and other risks associated with these and other international regions.

Since we license our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. Reported international revenue for the three months ended December 31, 2005 and 2004 represented 34% and 33% of our total revenue, respectively. Most of these international revenues are generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with the Philips acquisition, we added an additional research and development location in Aachen, Germany, and in connection with the acquisitions of Locus Dialog and Former Nuance, we added additional research and development centers in Montreal, Canada. Our acquisitions of ART and Phonetic added research and development and professional services operations in Tel Aviv, Israel. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. Additionally, on May 9, 2005 and September 15, 2005 we sold shares of common stock, and warrants to purchase common stock to Warburg Pincus for aggregate gross proceeds of approximately $75.1 million. As of December 31, 2005, Warburg Pincus beneficially owned approximately 23.8% of our outstanding common stock, including warrants exercisable for up to 7,066,538 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Wellington Management (“Wellington”) is our second largest stockholder, owning approximately 6.7% of our common stock as of December 31, 2005. Because of their large holdings of our capital stock relative to other stockholders, Warburg Pincus and Wellington, acting individually or together, have a strong influence over matters requiring approval by our stockholders.

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

Exchange Rate Sensitivity

We have significant portions of our foreign-based operations where transactions, assets and liabilities are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the euro, Canadian dollar, Japanese yen, Israeli new shekel, and Hungarian forint that are re-measured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. These exposures may change over time as business practices evolve. We evaluate our foreign currency exposures on an ongoing basis and make adjustments to our foreign currency risk management program as circumstances change.

Based on currency exposures existing at December 31, 2005, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations; however, at December 31, 2005 there were no outstanding derivative instruments. Further, we do not use derivative instruments for trading or speculative purposes.

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

At December 31, 2005, we held $67.5 million of cash and cash equivalents and $3.7 million of short-term marketable securities. Our cash and cash equivalents primarily consist of cash and money-market funds and our short-term marketable securities consist primarily of government agency and corporate securities. Due to the low current market yields and relatively short-term nature of our investments, a hypothetical increase in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. During the first quarter of fiscal 2006, we took steps toward remediating the identified material weakness related to tax accounting discussed in detail in our Annual Report on Form 10-K/A for the year ended September 30, 2005. However, as of February 9, 2006 we had not yet completed the remediation of this material weakness. Therefore, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective. Our current plan anticipates the remediation of this material weakness prior to the end of our fiscal year ending September 30, 2006.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.	Legal Proceedings

This information included in Note 11, Commitments and Contingencies, in the accompanying notes to consolidated financial statements is incorporated herein by reference from Item 1 of Part I hereof.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, Commonwealth of Massachusetts, on February 9, 2006.

Nuance Communications, Inc.

By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
10.1	Eighth Loan Modification Agreement dated December 29, 2005 by and between Silicon Valley Bank and Nuance Communications, Inc.					X
10.2	2006 Incentive for Performance (IFP) Bonus Program.					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X