Form 10-Q/A
period 2005-12-31
Nuance Communications, Inc.
filed 2006-04-07
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Information
PART II: OTHER INFORMATION
Item 6. Exhibits
EXHIBIT INDEX
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO & CFO

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2005 (the “Form 10-Q”) is being filed solely to expand the disclosure under the heading “Accounting for Stock-Based Compensation” in Footnote 2 to the Company’s consolidated financial statements included in Item 1 of Part I of the Form 10-Q in response to a comment that the Company received from the staff of the Securities and Exchange Commission in a comment letter dated March 27, 2006. Specifically, such expanded disclosure sets forth additional information required pursuant to the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment.”
Except for the expanded disclosure discussed above, the Company has not updated the disclosure in this Amendment to reflect any events subsequent to the date of the original filing of the Form 10-Q. The filing of this Amendment shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.
PART I: FINANCIAL INFORMATION
Item 1. Financial Information

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

Commitments and contingencies (Notes 2, 6, 7, 10 and 11)
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

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(4,892)	$3,141
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,698	1,021
Amortization of other intangible assets	4,475	3,494
Accounts receivable allowances	246	346
Stock-based compensation, including cumulative effect of accounting change	4,413	698
Foreign exchange gain (loss)	6	(891)
Non-cash interest expense	616	66
Deferred tax provision	1,464	1,076
Normalization of rent expense	306	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,122)	(12,824)
Inventory	3	(436)
Prepaid expenses and other assets	748	68
Accounts payable	(1,932)	3,080
Accrued expenses (including restructuring and business combination costs)	(5,958)	3,992
Deferred revenue	2,610	2,772

Net cash provided by (used in) operating activities	(4,319)	5,603

Cash flows from investing activities
Capital expenditures for property and equipment	(2,461)	(829)
Cash paid for acquisitions, including transaction costs	(14,179)	(6,694)
Maturities of marketable securities	20,435	19,494

Net cash provided by investing activities	3,795	11,971

Cash flows from financing activities
Payment of note payable and deferred acquisition obligations	(13,520)	(227)
Purchase of treasury stock	(588)	(125)
Proceeds from issuance of common stock under employee stock-based compensation plans	10,732	203

Net cash used in financing activities	(3,376)	(149)

Effects of exchange rate changes on cash and cash equivalents	(284)	888

Net (decrease) increase in cash and cash equivalents	(4,184)	18,313
Cash and cash equivalents at beginning of period	71,687	22,963

Cash and cash equivalents at end of period	$67,503	$41,276

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

NUANCE COMMUNICATIONS, INC.
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

NUANCE COMMUNICATIONS, INC.
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

NUANCE COMMUNICATIONS, INC.

	Three Months Ended
	December 31,
	2005	2004
Net income (loss)	$(4,892)	$3,141
Other comprehensive income:
Foreign currency translation adjustment	226	1,129
Net unrealized gain (loss) on marketable securities	(24)	85

Other comprehensive income	202	1,214

Total comprehensive income (loss)	$(4,690)	$4,355

Net Income (Loss) Per Share
     The Company computes net income (loss) per share under the provisions of SFAS 128 “Earnings per Share”, and EITF 03-6 “Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share’”‘. Accordingly, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.
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
Accounting for Stock-Based Compensation
     The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective October 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation as a charge against earnings. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company has several equity instruments that are required to be evaluated under SFAS 123R, including: stock option plans, an employee stock purchase plan, awards in the form of restricted shares (“Restricted Stock”) and

NUANCE COMMUNICATIONS, INC.
awards in the form of units of stock purchase rights (“Restricted Units”). The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards”. Based on the provisions of SFAS123R the Company’s stock-based compensation is accounted for as equity instruments. Prior to October 1, 2005, the Company followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as to the future vesting of awards granted and not vested as of the date of adoption.
     The Company’s unearned stock-based compensation balance of $8.8 million as of September 30, 2005, which was accounted for under APB 25, was reclassified against additional paid-in-capital upon the adoption of SFAS 123R. The unearned stock-based compensation balance was composed of $4.8 million from the issuance of Restricted Awards and $4.0 million relating to the intrinsic value of stock options assumed in the Company’s September 2005 acquisition of Former Nuance. The unrecognized expense of awards not yet vested at October 1, 2005 will be recognized in net income in the periods after that date, based on their fair value which was determined using the Black-Scholes valuation method, and the assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in the Company’s previous filings.
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
     Under the provisions of SFAS 123R, the Company recorded $3.7 million of stock-based compensation, excluding the cumulative effect of the change in accounting, in the accompanying consolidated statement of operations for the three months ended December 31, 2005. No amounts relating to the stock-based compensation have been capitalized. The Company uses the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R with the following weighted-average assumptions:

	Three Months Ended
	December 31, 2005
	Stock Option Plans	Stock Purchase Plan
Dividend yield	none	None
Expected volatility	63%	50%
Average risk-free interest rate	4.5%	3.7%
Expected life	4.6 years	0.5 years
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the historical implied volatility from traded options with a term of 180 days or greater. The risk-free interest rate is derived from the average U.S. Treasury STRIPS rate during the period, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The expected life calculation is based on the simplified method provided for under SEC Staff Accounting Bulletin No. 107, which averages the contractual term of the Company’s options (7.0 years) with the vesting term (2.2 years). The fair value per share of the Restricted Awards is equal to the difference between the quoted market price of the Company’s common stock on the date of grant, and the $0.001 par value per share.
     Based on the above assumptions, the weighted-average fair values of the options granted under the Company’s stock option plans, shares subject to purchase under the employee stock purchase plan, and Restricted Awards for the three months ended December 31, 2005 were $2.64, $1.52 and $5.84, respectively.

NUANCE COMMUNICATIONS, INC.
     Based on historical experience the Company has assumed an annualized forfeiture rate of 12% for its stock options, and a 5% forfeiture rate for its Restricted Awards. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
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

     During the three months ended December 31, 2004, the weighted-average fair values of the options granted under the Company’s stock option plans, shares subject to purchase under the employee stock purchase plan, and Restricted Awards were $1.68, $1.22 and $3.99, respectively. The Company utilized the Black-Scholes valuation model for estimating the fair values with the following weighted-average assumptions:

	Three Months Ended
	December 31, 2004
	Stock Option Plans	Stock Purchase Plan
Dividend yield	none	none
Expected volatility	55%	50%
Average risk-free interest rate	3.1%	1.8%
Expected life	3.5 years	0.5 years
     The fair value per share of the Restricted Awards is equal to the difference between the quoted market price of the Company’s common stock on the date of grant, and the $0.001 par value per share.
     The following table summarizes activity under all stock option plans for the three months ended December 31, 2005 (dollars in thousands, except per-share data):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term	(1)
Outstanding as of September 30, 2005	27,114,849	$4.10
Options granted	273,600	$5.50
Options exercised	(3,017,673)	$3.56
Options forfeited	(1,633,080)	$5.68

Outstanding as of December 31, 2005	22,737,696	$4.08	6.2 years	$80.9 million

Exercisable as of December 31, 2005	14,802,834	$3.95	5.9 years	$54.6 million

Exercisable as of December 31, 2005 and expected to become exercisable	21,841,656	$4.06	6.1 years	$77.9 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2005 ($7.63) and the exercise price of the underlying options.

NUANCE COMMUNICATIONS, INC.
     During the three-month period ended December 31, 2005, the total intrinsic value of stock options exercised was $9.1 million. The unamortized fair value of stock options as of December 31, 2005 was $18.7 million with a weighted average remaining recognition period of 1.2 years.
     The table below summarizes activity relating to Restricted Units in the three months ended December 31, 2005:

	Number of
	Shares	Aggregate
	Underlying	Intrinsic Value of
	Restricted	Restricted Units
	Units	(1)
Outstanding as of September 30, 2005	849,451
Grants	94,884
Vesting	(167,264)
Forfeitures	(5,780)

Outstanding as of December 31, 2005	771,291	$3.7 million

Expected to become exercisable	696,779	$3.4 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2005 ($7.63) and the exercise price of the underlying Restricted Units.
     The intrinsic value of the vested Restricted Units for the three month period ended December 31, 2005 was $1.1 million. The purchase price for vested Restricted Units is $0.001 per share. The weighted average contractual term of the Restricted Units, calculated based on the service-based term of each instrument, is 1.8 years, and when based on the specific terms of each Restricted Unit’s vesting based on the Company’s evaluation of the probability of performance based milestones being met, is 1.5 years.
     The table below summarizes activity relating to Restricted Stock in the three months ended December 31, 2005:

	Number of
	Shares
	Underlying	Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Outstanding as of September 30, 2005	1,125,703	$4.60
Grants	—	—
Vesting	(169,953)	$5.52
Forfeitures	(14,771)	$3.90

Outstanding as of December 31, 2005	940,979	$4.45

     The weighted average contractual term of the Restricted Stock, calculated based on the service-based term of each instrument is 1.7 years, and when based on the specific terms of each Restricted Stock award’s vesting based on the Company’s evaluation of the probability of performance based milestones, is 1.2 years.
     As of December 31, 2005, the unamortized fair value of all Restricted Awards was $4.6 million, and the weighted average remaining recognition period, calculated based on the service-based term of each Restricted Award, is 1.7 years, and when based on the specific terms of each Restricted Award’s vesting based on the Company’s evaluation of the probability of performance based milestones being met, is 1.3 years. 930,423, or 54%, of the Restricted Awards outstanding as of December 31, 2005 are subject to performance vesting acceleration conditions.
     The Company has historically repurchased common stock upon its employees’ vesting in Restricted Awards, in order to allow the employees to cover their tax liability as a result of the Restricted Award(s) having vested. Assuming that the Company repurchased one-third of all vesting Restricted Awards outstanding as of December 31, 2005, such amount approximating a tax rate of its employees, and based on

NUANCE COMMUNICATIONS, INC.
a weighted average recognition period of approximately 1.5 years, the Company would repurchase approximately 0.4 million shares during the 12-month period ending December 31, 2006. In the three months ended December 31, 2005, the Company repurchased 84,193 shares of common stock at a cost of $0.6 million to cover employees’ tax obligations related to vesting of Restricted Awards.
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

NUANCE COMMUNICATIONS, INC.
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
     As discussed more fully in Note 2, “Revenue Recognition”, the Company invoices its distributor and reseller customers upon shipment of product to them, at which point title and risk of loss have passed to the distributor and reseller. At that point in time the Company also records an allowance against accounts receivable for the sales price of all inventories subject to return from distributors and resellers. In addition to this amount, the Company also makes an estimate of sales returns by retailers or end users directly or though its distributors or resellers based on historical returns experience. Each of these reserves is reflected as a reduction to the revenue, which is recorded upon the billing of these amounts, and are reflected in the amounts.
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

NUANCE COMMUNICATIONS, INC.
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

NUANCE COMMUNICATIONS, INC.
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

NUANCE COMMUNICATIONS, INC.
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
     In the three months ended December 31, 2005, the Company repurchased 84,193 shares of common stock at a cost of $0.6 million to cover employees’ tax obligations related to vesting of Restricted Awards.
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

NUANCE COMMUNICATIONS, INC.
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

NUANCE COMMUNICATIONS, INC.
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

NUANCE COMMUNICATIONS, INC.
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
15. Subsequent Events
  Philips NoteConversion
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

NUANCE COMMUNICATIONS, INC.
PART II: OTHER INFORMATION
Item 6. Exhibits
     The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, Commonwealth of Massachusetts, on April 6, 2006.

Nuance Communications, Inc.

By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer

NUANCE COMMUNICATIONS, INC.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004

3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005

3.4	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004

10.1	Eighth Loan Modification Agreement dated December 30, 2005 by and between Silicon Valley Bank and Nuance Communications, Inc.	10-Q	0-27038	10.1	2/9/2006

10.2	Fiscal Year 2006 Performance Bonus Program.	10-Q	0-27038	10.2	2/9/2006

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X