Form 10-Q
period 2006-03-31
Nuance Communications, Inc.
filed 2006-05-10
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
781-565-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐     No ☑

168,090,877 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of April 30, 2006.

NUANCE COMMUNICATIONS, INC.

FORM 10-Q
Quarterly Period Ended March 31, 2006

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2006	2005
	(Unaudited)
	(In thousands, except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$70,180	$71,687
Marketable securities	1,102	24,127
Accounts receivable, less allowances of $18,242 and $13,578, respectively (Note 4)	104,674	66,488
Acquired unbilled accounts receivable (Notes 3 and 4)	49,649	3,052
Inventory	4,152	313
Prepaid expenses and other current assets	12,030	9,235
Deferred tax assets	5,522	—

Total current assets	247,309	174,902
Property and equipment, net	29,184	14,333
Goodwill	713,574	458,313
Intangible assets, net (Note 5)	239,086	92,350
Other assets (Notes 3, 7 and 12)	37,967	17,314

Total assets	$1,267,120	$757,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,642	$17,347
Accrued expenses (Note 6)	49,512	60,153
Accrued business combination costs (Note 9)	16,668	17,027
Deferred maintenance revenue	59,733	13,298
Unearned revenue and customer deposits (Note 3)	40,920	10,822
Debt and notes payable (Note 8)	3,992	27,711
Deferred acquisition payments, net (Note 7)	18,710	16,414

Total current liabilities	214,177	162,772
Long-term deferred maintenance, unearned revenue and customer deposits	12,368	291
Long-term debt and notes payable, net of current portion (Note 8)	351,543	35
Deferred tax liability	50,429	4,241
Deferred acquisition payment, net — Phonetic (Note 7)	—	16,266
Accrued business combination costs, net of current portion (Note 9)	49,687	54,972
Other liabilities (Note 3)	19,525	3,970

Total liabilities	697,729	242,547

Commitments and contingencies (Notes 2, 7, 8, 11 and 12)
Stockholders’ equity (Note 11):
Series B preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 280,000,000 shares authorized; 170,846,222 and 159,431,907 shares issued and 167,873,963 and 156,585,046 shares outstanding, respectively	171	160
Additional paid-in capital	753,120	699,427
Treasury stock, at cost (2,972,259 and 2,846,861 shares, respectively)	(12,354)	(11,432)
Deferred stock-based compensation (Note 2)	—	(8,782)
Accumulated other comprehensive loss	(2,667)	(2,100)
Accumulated deficit	(173,510)	(167,239)

Total stockholders’ equity	569,391	514,665

Total liabilities and stockholders’ equity	$1,267,120	$757,212

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share data)

Revenue:
Product	$48,553	$37,929	$101,736	$84,763
Maintenance	7,770	3,618	15,573	6,403
Professional services	15,405	11,566	29,971	22,525

Total revenue	71,728	53,113	147,280	113,691

Costs and expenses:
Cost of revenue:
Cost of product(1)	4,755	4,468	9,737	9,988
Cost of maintenance(1)	2,070	1,164	4,365	2,054
Cost of professional services(1)	10,921	8,534	21,306	17,271
Cost of revenue from amortization of intangible assets	2,476	2,683	4,951	5,508

Total cost of revenue	20,222	16,849	40,359	34,821

Gross Margin	51,506	36,264	106,921	78,870
Operating expenses:
Research and development(1)	12,902	10,206	25,059	19,400
Sales and marketing(1)	25,351	19,725	53,684	38,487
General and administrative(1)	10,906	6,797	25,553	14,028
Amortization of other intangible assets	1,984	979	3,984	1,648
Restructuring and other charges, net	(1,300)	—	(1,300)	659

Total operating expenses	49,843	37,707	106,980	74,222

Income (loss) from operations	1,663	(1,443)	(59)	4,648
Other income (expense):
Interest income	636	190	1,384	307
Interest expense	(770)	(476)	(1,786)	(566)
Other (expense) income, net	(853)	610	(783)	(307)

Income (loss) before income taxes	676	(1,119)	(1,244)	4,082
Provision (benefit) for income taxes	2,056	(117)	4,356	1,943

Income (loss) before cumulative effect of accounting change	(1,380)	(1,002)	(5,600)	2,139
Cumulative effect of accounting change(1)	—	—	(672)	—

Net income (loss)	$(1,380)	$(1,002)	$(6,272)	$2,139

Basic and diluted earnings per share:
Income (loss) before cumulative effect of accounting change	$(0.01)	$(0.01)	$(0.04)	$0.02
Cumulative effect of accounting change	—	—	—	—

Net income (loss) per share	$(0.01)	$(0.01)	$(0.04)	$0.02

Weighted average common shares outstanding:
Basic	163,407	105,563	159,859	105,264

Diluted	163,407	105,563	159,859	112,812

(1)	Effective October 1, 2005, the Company adopted SFAS 123(R) “Share-Based Payment,” and uses the modified prospective method to value its share-based payments. Accordingly, for the three and six months ended March 31, 2006, employee share-based payments was accounted for under SFAS 123R, while for the three and six months ended March 31, 2005, employee stock-based compensation was accounted for under APB 25, “Accounting for Stock Issued to Employees.” See Note 2 — Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(6,272)	$2,139
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,429	2,160
Amortization of other intangible assets	8,935	7,156
Accounts receivable allowances	374	450
Stock-based compensation, including cumulative effect of accounting change	9,645	1,354
Foreign exchange gain (loss)	26	(891)
Non-cash interest expense	1,456	352
Deferred tax provision	2,490	1,076
Normalization of rent expense	663	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,308)	(5,414)
Inventory	15	(15)
Prepaid expenses and other assets	1,431	(47)
Accounts payable	1,497	3,459
Accrued expenses (including restructuring and business combination costs)	(15,800)	389
Deferred revenue, unearned revenue and customer deposits	2,278	3,334

Net cash provided by operating activities	6,859	15,502

Cash flows from investing activities
Capital expenditures for property and equipment	(3,930)	(1,673)
Cash paid for acquisitions, net of cash acquired	(376,828)	(33,695)
Maturities of marketable securities	23,059	20,989
Purchases of certificates of deposit	(6,104)	—

Net cash used in investing activities	(363,803)	(14,379)

Cash flows from financing activities
Payment of note payable and deferred acquisition obligations	(14,593)	(303)
Proceeds from bank debt, net of issuance costs	346,032	—
Purchase of treasury stock	(978)	(207)
Proceeds from issuance of common stock under employee stock-based compensation plans	25,346	1,428

Net cash provided by financing activities	355,807	918

Effects of exchange rate changes on cash and cash equivalents	(370)	878

Net (decrease) increase in cash and cash equivalents	(1,507)	2,919
Cash and cash equivalents at beginning of period	71,687	22,963

Cash and cash equivalents at end of period	$70,180	$25,882

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Presentation

Nuance Communications, Inc. (the “Company” or “Nuance”) was incorporated as Visioneer, Inc. in 1992. In 1999, the Company changed its name to ScanSoft, Inc., and in October 2005, the Company again changed its name to Nuance Communications, Inc. In November 2005, the Company changed its ticker symbol from SSFT to NUAN.

On September 15, 2005, the Company acquired Nuance Communications, Inc., a company based in Menlo Park, California. That acquired company is referred to as Former Nuance in these consolidated financial statements.

On March 31, 2006 the Company acquired Dictaphone Corporation, a company based in Stratford, Connecticut (Note 3).

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2006, the results of operations for the three and six month periods ended March 31, 2006 and 2005, and cash flows for the six month periods ended March 31, 2006 and 2005. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission on December 23, 2005. The results for the six month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006, or any future period.

The Company has reclassified certain amounts on its September 30, 2005 balance sheet in order to present incremental detail relative to the presentation required pursuant to its acquisition of Dictaphone Corporation on March 31, 2006. Additionally, beginning in fiscal 2006, the Company has begun to report maintenance revenue and the related cost of that revenue separately. The amounts relating to these revenues and expenses have been reclassified from the previously reported aggregated amounts in the Company’s Quarterly Report on Form 10-Q for the three and six month periods ended March 31, 2005.

2.	Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, the costs to complete the development of custom software applications, valuation allowances, accounting for patent legal defense costs, the valuation of goodwill, other intangible assets and tangible long-lived assets, estimates used in accounting for acquisitions, assumptions used in valuing share-based payment instruments, assumptions used in determining the obligations and assets relating to pension and post-retirement benefit plans, judgment with respect to interest rate swaps which are characterized as derivative instruments, evaluation of loss contingencies, assumptions relating to lease exit costs, and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. The Company bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”), Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting for Consideration Given by a Vendor (Including a Reseller of the Vendor’s Products)”, Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition when Right of Return Exists” and EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred”. In general the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence (“VSOE”) of fair value exists for any undelivered elements. The Company reduces revenue recognized for estimated future returns, price protection and rebates, and certain marketing funds at the time the related revenue is recorded.

Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. The Company has not analyzed historical returns from distributors and resellers to form a basis in order to estimate the future sales returns by distributors and resellers. As a result, the Company recognizes revenue from sales to these distributors and resellers when the distributor and reseller has sold products through to retailers and end-users. Title and risk of loss pass to the distributor or reseller upon shipment, at which time the transaction is invoiced and payment is due. Based on reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable for the sales price of all inventories subject to return. This allowance is included in the allowance against accounts receivable amounts presented in the accompanying consolidated balance sheets.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company follows the guidance of EITF 01-9, in determining whether consideration given to a customer should be recorded as an operating expense or a reduction of revenue recognized from that same customer. Consideration given to a customer is recorded as a reduction of revenue unless both of the following conditions are met:

•	the Company receives an identifiable benefit in exchange for the consideration, and the identified benefit is sufficiently separable from the customer’s purchase of the Company’s products and services such that the Company could have purchased the products from a third party; and

•	the Company can reasonably estimate the fair value of the benefit received.

Consideration, including that in the form of the Company’s equity instruments (if applicable), is recorded as a reduction of revenue to the extent the Company has recorded cumulative revenue from the customer or reseller. These reductions recorded in the three month periods ended March 31, 2006 and 2005 were $0.4 million and $0.1 million, respectively; and for the six month periods ended March 31, 2006 and 2005 were $0.5 million and $0.2 million, respectively.

The Company follows the guidance of EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred”, and records reimbursements received for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, hotel stays and out-of-town meals.

Long-lived Tangible and Intangible Assets and Goodwill

The Company has significant long-lived tangible and intangible assets, including goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and other intangible assets are fixed assets, patents and core technology, completed technology, customer relationships and trademarks. The Company amortizes these assets over their estimated useful lives. The values of intangible assets, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. The Company assesses the potential impairment of identifiable intangible assets and fixed

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important, which could trigger an impairment of such assets, include the following:

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

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The standard also requires the Company to test goodwill for impairment on at least an annual basis. The Company uses July 1st as the date of the annual impairment test. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. The Company has reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist, based on its review the Company has determined that it operates in one reporting unit. Based on this assessment test, the Company has not had any goodwill impairment charges. The Company will assess the impairment of goodwill more often if indicators of impairment arise. The Company evaluated goodwill for impairment as of September 30, 2005, following its acquisition of Former Nuance, and again determined that no impairment existed at that time.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken in the six months ended March 31, 2006. The Company may make business decisions in the future which may result in the impairment of intangible assets.

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

Legal Expenses Incurred to Defend Patents

The Company monitors the anticipated outcome of legal actions, and if it determines that the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company then capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. As of March 31, 2006 and September 30, 2005, capitalized patent defense costs totaled $4.0 million and $2.3 million, respectively. While the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company believes it is probable the Company will be successful in defending its patents, there can be no assurance of future success.

Comprehensive Income (loss)

Comprehensive income (loss) for the three and six month periods ended March 31, 2006 and 2005 consists of net income (loss), adjustments to shareholders’ equity for the foreign currency translation adjustment, and net unrealized gains (losses) on marketable securities. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income (loss)	$(1,380)	$(1,002)	$(6,272)	$2,139
Other comprehensive income:
Foreign currency translation adjustment	379	(695)	605	436
Net unrealized gain (loss) on marketable securities	(15)	(9)	(39)	75

Other comprehensive income	364	(704)	566	511

Total comprehensive income (loss)	$(1,016)	$(1,706)	$(5,706)	$2,650

Net Income (Loss) Per Share

The Company computes net income (loss) per share under the provisions of SFAS 128 “Earnings per Share”, and EITF 03-6 “Participating Securities and Two — Class Method under FASB Statement No. 128, ’Earnings per Share”’. Accordingly, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period plus potential dilutive common equivalent shares, which include, when dilutive, outstanding stock options, warrants, unvested shares of restricted stock using the treasury stock method and convertible debentures using the as converted method. The computation of net income (loss) per share for the three and six month periods ended March 31, 2006 and 2005, respectively (in thousands, except per share data) follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Basic:
Net income (loss)	$(1,380)	$(1,002)	$(6,272)	$2,139
Assumed distributions on 3,562 shares of participating convertible preferred stock	—	—	—	(156)

Net income (loss) applicable to common shareholders, basic	$(1,380)	$(1,002)	$(6,272)	$1,983

Weighted average common shares, basic	163,407	105,563	159,859	105,264

Net income (loss) per share, basic	$(0.01)	$(0.01)	$(0.04)	$0.02

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Diluted:
Net income (loss)	$(1,380)	$(1,002)	$(6,272)	$2,139
Assumed distributions on 3,562 shares of participating convertible preferred stock	—	—	—	(152)

Net income (loss) applicable to common shareholders, diluted	$(1,380)	$(1,002)	$(6,272)	$1,987

Weighted average common shares, basic	163,407	105,563	159,859	105,264
Effect of dilutive securities:
Stock options	—	—	—	2,371
Convertible debentures, zero interest rate	—	—	—	4,587
Warrants	—	—	—	446
Unvested restricted stock	—	—	—	144

Weighted average common shares, diluted	163,407	105,563	159,859	112,812

Net income (loss) per share, diluted	$(0.01)	$(0.01)	$(0.04)	$0.02

Potential weighted-average common shares, including stock options, unvested restricted stock, unvested stock purchase units, preferred shares, convertible debt and warrants for the three month periods ended March 31, 2006 and 2005 were 21.5 million and 13.7 million shares, respectively; and for the six month periods ended March 31, 2006 and 2005 were 30.4 million and 15.7 million, respectively. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for the period presented.

Accounting for Share-Based Payments

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective October 1, 2005. SFAS 123R requires the recognition of the fair value of share-based payments as a charge against earnings. The Company recognizes share-based payments expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company has several equity instruments that are required to be evaluated under SFAS 123R, including: stock option plans, an employee stock purchase plan, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”). The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards”. Based on the provisions of SFAS 123R the Company’s share-based payments awards are accounted for as equity instruments. Prior to October 1, 2005, the Company followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as to

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the future vesting of awards granted and not vested as of the date of adoption. The amounts included in these consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands);

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Cost of product	$27	$1	$48	$5
Cost of maintenance	64	1	112	2
Cost of professional services	419	19	709	53
Research and development	1,208	80	2,060	164
Sales and marketing	1,644	150	2,755	361
General and administrative	1,868	405	3,287	769
Cumulative effect of accounting change	—	—	672	—

	$5,230	$656	$9,643	$1,354

The Company’s unearned stock-based compensation balance of $8.8 million as of September 30, 2005, which was accounted for under APB 25, was reclassified against additional paid-in-capital upon the adoption of SFAS 123R. The unearned stock-based compensation balance was composed of $4.8 million from the issuance of Restricted Awards and $4.0 million relating to the intrinsic value of stock options assumed in the Company’s September 2005 acquisition of Former Nuance. The unrecognized expense of awards not yet vested at October 1, 2005 is being recognized in net income (loss) in the periods after that date, based on their fair value which was determined using the Black-Scholes valuation method, and the assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in the Company’s previous filings.

In connection with the adoption of SFAS 123R, the Company is required to amortize stock-based instruments with performance-related vesting terms over the period from the grant date to the sooner of the performance vesting condition (when that condition is expected to be met), and the stated cliff vesting date. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R relating to this change was $672,000, and is included in the accompanying consolidated statement of operations for the six month period ended March 31, 2006.

Under the provisions of SFAS 123R, the Company recorded $5.2 million and $9.6 million of share-based payments in the accompanying consolidated statement of operations for the three and six month periods ended March 31, 2006, respectively. No amounts relating to the share-based payments have been capitalized. The Company uses the Black-Scholes valuation model for estimating the fair value of the share-based payments granted after the adoption of SFAS 123R with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	March 31, 2006		March 31, 2006
	Stock Option		Stock Option
	Plans	Stock Purchase Plan	Plans	Stock Purchase Plan

Dividend yield	none	none	none	none
Expected volatility	63%	50%	63%	50%
Average risk-free interest rate	4.5%	4.7%	4.5%	4.7%
Expected life	4.6 years	0.5 years	4.6 years	0.5 years

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

Based on the above assumptions, the weighted-average fair values of the options granted under the Company’s stock option plans, shares subject to purchase under the employee stock purchase plan, and Restricted Awards for the three months ended March 31, 2006 were $4.97, $2.74 and $8.56, respectively; and for the six months ended March 31, 2006 were $4.54, $2.74 and $8.38, respectively.

Based on historical experience the Company has assumed an annualized forfeiture rate of 12% for its stock options, and a 5% forfeiture rate for its Restricted Awards. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to employee share-based payments to the prior-year (in thousands, except per-share data):

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005

Net income (loss) as reported	$(1,002)	$2,139
Add: employee stock-based compensation included in reported net income	656	1,354
Less: employee stock-based compensation under SFAS 123	(2,702)	(5,496)

Pro forma net income (loss)	$(3,048)	$(2,003)

Net income per basic and diluted share, as reported	$(0.01)	$0.02

Pro forma net income per basic and diluted share	$(0.03)	$(0.02)

During the three months ended March 31, 2005, the weighted-average fair values of the options granted under the Company’s stock option plans, shares subject to purchase under the employee stock purchase plan, and Restricted Awards were $1.72, $1.20 and $3.92, respectively; and for the six months ended March 31, 2005 these amounts were $1.72, $1.20 and $3.94, respectively. The Company utilized the Black-Scholes valuation model for estimating the fair values with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	March 31, 2005		March 31, 2005
	Stock Option	Stock	Stock Option	Stock
	Plans	Purchase Plan	Plans	Purchase Plan

Dividend yield	none	none	none	none
Expected volatility	55%	51%	55%	51%
Average risk-free interest rate	3.9%	2.6%	3.8%	2.6%
Expected life	3.5 years	0.3 years	3.5 years	0.3 years

The fair value per share of the Restricted Awards is equal to the difference between the quoted market price of the Company’s common stock on the date of grant, and the $0.001 par value per share.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under all stock option plans for the six months ended March 31, 2006:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding as of September 30, 2005	27,114,849	$4.10
Options granted	1,251,100	$8.26
Options exercised	(6,416,093)	$3.84
Options forfeited	(1,984,719)	$5.51

Outstanding as of March 31, 2006	19,965,137	$4.30	6.0 years	$149.9 million

Exercisable as of March 31, 2006	12,345,137	$3.91	5.8 years	$97.6 million

Exercisable as of March 31, 2006 and expected to become exercisable	18,903,255	$4.25	6.0 years	$142.9 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2006 ($11.81) and the exercise price of the underlying options.

During the three and six month periods ended March 31, 2006, the total intrinsic value of stock options exercised was $19.6 million and $28.7 million, respectively. The unamortized fair value of stock options as of March 31, 2006 was $20.8 million with a weighted average remaining recognition period of 2.3 years.

The table below summarizes activity relating to Restricted Units in the six months ended March 31, 2006:

	Number of Shares	Aggregate
	Underlying	Intrinsic Value of
	Restricted Units	Restricted Units(1)

Outstanding as of September 30, 2005	849,451
Grants	1,448,384
Vesting	(265,748)
Forfeitures	(38,066)

Outstanding as of March 31, 2006	1,994,021	$23.5 million

Expected to become exercisable	1,794,686	$21.2 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2006 ($11.81) and the exercise price of the underlying Restricted Units.

The intrinsic value of the vested Restricted Units for the three and six month periods ended March 31, 2006 was $0.9 million and $2.0 million, respectively. The purchase price for vested Restricted Units is $0.001 per share. The weighted average contractual term of the Restricted Units, calculated based on the service-based term of each instrument, is 2.1 years, and when based on the specific terms of each Restricted Unit’s vesting based on the Company’s evaluation of the probability of performance based milestones being met, is 1.7 years.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to Restricted Stock in the six months ended March 31, 2006:

	Number of
	Shares
	Underlying	Weighted
	Restricted	Average Grant
	Stock	Date Fair Value

Outstanding as of September 30, 2005	1,125,703	$4.60
Grants	—	—
Vesting	(201,973)	$5.52
Forfeitures	(11,836)	$3.89

Outstanding as of March 31, 2006	911,894	$4.40

The weighted average contractual term of the Restricted Stock, calculated based on the service-based term of each instrument, is 1.4 years, and when based on the specific terms of each Restricted Stock award’s vesting based on the Company’s evaluation of the probability of performance based milestones, is 0.9 years.

As of March 31, 2006, the unamortized fair value of all Restricted Awards was $13.9 million, and the weighted average remaining recognition period, calculated based on the service-based term of each Restricted Award, is 1.9 years, and when based on the specific terms of each Restricted Award’s vesting based on the Company’s evaluation of the probability of performance based milestones being met, is 1.5 years. 1,475,432, or 51%, of the Restricted Awards outstanding as of March 31, 2006 are subject to performance vesting acceleration conditions.

The Company has historically repurchased common stock upon its employees’ vesting in Restricted Awards, in order to allow the employees to cover their tax liability as a result of the Restricted Award(s) having vested. Assuming that the Company repurchased one-third of all vesting Restricted Awards outstanding as of March 31, 2006, such amount approximating a tax rate of its employees, and based on the weighted average recognition period of 1.4 years, the Company would repurchase approximately 0.7 million shares during the twelve month period ending March 31, 2007. In the six months ended March 31, 2006, the Company repurchased 125,398 shares of common stock at a cost of $0.9 million to cover employees’ tax obligations related to vesting of Restricted Awards.

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

The provision for income taxes for the three and six months ended March 31, 2006 reflects foreign income and withholding taxes, state income taxes and the recognition of a deferred tax liability with respect to the amortization for tax purposes of goodwill during a period in which the Company maintained a valuation allowance with respect to its deferred tax assets. The benefit for income taxes in the three and six months ended March 31, 2005 consists

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily of foreign taxes relating to international operations and United States alternative minimum taxes offset by a credit for taxes in Canada.

Financial Instruments

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its consolidated financial statements but does not expect that it will have a material impact.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is therefore required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated financial statements but does not expect that it will have a material impact.

3.	Acquisition of Dictaphone Corporation

On March 31, 2006, the Company acquired Dictaphone Corporation (“Dictaphone”) in order to expand its portfolio of dictation and speech recognition solutions for the healthcare industry. The total initial purchase price of this acquisition is approximately $365.0 million. The merger has been accounted for as a purchase of a business.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary purchase price allocation as of March 31, 2006 is as follows (in thousands):

Total purchase consideration:
Cash	$359,240
Transaction costs	5,716

Total purchase consideration	$364,956

Allocation of the purchase consideration:
Cash	$5,892
Accounts receivable, net	34,045
Acquired unbilled accounts receivable	47,951
Other current assets	8,893
Deferred income tax assets	5,522
Property and equipment	14,005
Other assets	4,471
Identifiable intangible assets	155,760
Goodwill	252,146

Total assets acquired	528,685

Accounts payable and accrued expenses	20,814
Accrued business combination costs (Note 11)	2,090
Deferred revenue	44,340
Unearned revenue and customer deposits	42,275
Deferred income tax liabilities	45,008
Pension, postretirement and other liabilities	9,206

Total liabilities assumed	163,729

$364,956

Unbilled accounts receivable primarily consist of amounts established under the provisions of EITF 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree” relating to future expected billings of certain non-cancelable contracts which have been assumed by the Company in connection with its acquisitions. To the extent that the Company assumed legal performance obligation to provide products and/or services as of the date of the acquisition, an amount has been established in unearned revenue and customer deposits for the future recognizable revenue. Other current assets includes $3.9 million of inventory, substantially all of which is finished goods.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dictaphone, and now the Company, sponsors defined benefits plans providing certain retirement and death benefits for qualifying employees in the United Kingdom and Canada. Additionally, Dictaphone, and now the Company, provides certain post-retirement health care and life insurance benefits, which consists of a fixed subsidy, for qualifying employees in the United States and Canada. The Canadian plan’s estimated net asset status is included in other assets and the other two plans estimated net liabilities are included in other liabilities on the accompanying balance sheet as of March 31, 2006; the following table sets forth the preliminary amounts recorded in these accounts in connection with the Company’s assumption of these plans as of March 31, 2006 (in thousands):

			United States &
	United		Canadian Health
	Kingdom	Canadian	Care and Life
	Pension Plan	Pension Plan	Insurance Plan	Total

Projected benefit obligation	$20,144	$3,062	$1,346	$24,552
Fair value of plan assets	12,402	5,019	—	17,421

Funded status — net asset (liability)	$(7,742)	$1,957	$(1,346)	$(7,131)

The Company expects to make annual pension and post-retirement benefit payments of approximately $1.6 million for the remainder of fiscal 2006 and approximately $1.8 million for each of the years ended September 30, 2007, 2008, 2009 and 2010, respectively, and $6.1 million, in total, for the five-years ended September 30, 2011 through 2015.

The following are the identifiable intangible assets based upon preliminary appraisal and valuation acquired and the respective periods over which the assets will be amortized on a straight-line basis (in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$105,800	10.0
Existing technology	21,500	6.6
Trade name, subject to amortization	660	4.5

Subtotal	127,960
Trade name, indefinite life	27,800	n/a

Total	$155,760

The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable assets was recorded as goodwill and amounted to $251.4 million. In accordance with SFAS 142, neither the goodwill nor the identifiable intangible assets with indefinite lives are being amortized and will be tested for impairment as required, at least annually.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31,	September 30,
	2006	2005

Accounts receivable	$110,019	$62,672
Unbilled accounts receivable	12,897	17,394

	122,916	80,066
Less — allowances for doubtful accounts	(5,401)	(3,455)
Less — reserves for distributor and reseller accounts receivable	(5,160)	(5,798)
Less — allowances for sales returns	(7,681)	(4,325)

	$104,674	$66,488

Unbilled accounts receivable primarily relate to product revenue earned under royalty-based arrangements for which billing occurs in the month following receipt of the royalty report, and for professional services revenue earned under percentage of completion contracts that have not yet been billed based on the terms of the specific arrangement.

As discussed more fully in Note 2, “Revenue Recognition”, the Company has not analyzed historical returns from distributors and resellers to form a basis in order to estimate the future sales returns by distributors and resellers, and accordingly the Company recognizes revenue from sales to these distributors and resellers when the distributor and reseller has sold products through to retailers and end users. Because the Company invoices its distributor and reseller customers upon shipment of product to them, the Company also records an allowance against accounts receivable at the time of the invoicing. This allowance is maintained until the Company is able to verify the products having been sold through to the retailers and end users. In addition to the amount of this reserve, the Company also makes an estimate of sales returns by retailers or end users directly or though its distributors or resellers based on historical returns experience. Each of these reserves is reflected as a reduction to the revenue, which is recorded upon the initial billing of these amounts.

Acquired unbilled accounts receivable consist of amounts established under the provisions of EITF 01-3 and relate to future expected billings of certain non-cancelable contracts which have been assumed by the Company in connection with its accounting for acquisitions. To the extent that the products or services deliverable under these contracts were not delivered as of the date of the acquisition, and therefore relate to future recognizable revenue, an amount is included in unearned revenue and customer deposits relating to the future recognizable revenue. The amounts recorded on the Company’s balance sheet as of March 31, 2006 are significantly attributable to Dictaphone (Note 3), and the amounts recorded as of September 30, 2005 are significantly attributable to Former Nuance.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Intangible Assets

Other intangible assets consist of the following as of March 31, 2006 (dollars in thousands):

				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life
				(Years)

Customer relationships	$147,220	$9,252	$137,968	8.8
Technology and patents	117,970	50,158	67,812	6.1
Tradenames and trademarks	8,749	3,623	5,126	6.3
Non-competition agreement	548	168	380	3.7

Subtotal	274,487	63,201	211,286
Tradename, indefinite life	27,800	—	27,800

Total	$302,287	$63,201	$239,086

Estimated amortization expense for each of the five succeeding fiscal years as of March 31, 2006 is as follows (in thousands):

	Cost of
Year Ending September 30,	Revenue	Operating Expenses	Total

2006 (April 1, 2006 to September 30, 2006)	$6,417	$9,649	$16,066
2007	12,826	19,149	31,975
2008	11,558	18,655	30,213
2009	9,767	17,619	27,386
2010	8,856	15,414	24,270
2011	8,236	13,569	21,805
Thereafter	10,152	49,419	59,571

Total	$67,812	$143,474	$211,286

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	September 30,
	2006	2005

Accrued compensation	$15,537	$13,911
Accrued professional fees	6,232	6,169
Accrued acquisition costs and liabilities	4,695	18,233
Accrued sales and marketing incentives	3,560	2,994
Accrued restructuring and other charges (Note 10)	1,959	5,805
Accrued other	17,529	13,041

	$49,512	$60,153

7.	Deferred and Contingent Acquisition Payments

In connection with the Company’s acquisition of ART Advanced Recognition Technologies, Inc. (“ART”) in January 2005, a deferred payment of $16.4 million was payable in December 2005. The Company paid $13.5 million of this obligation in December 2005 and $0.9 million was paid in January 2006. The remaining

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.0 million represents proceeds withheld by the Company to satisfy claims against the former ART shareholders under the purchase agreement. The Company is currently negotiating a resolution of these claims with the former ART shareholders. If the Company’s claims are agreed to, this amount will be reduced from the current liability and from goodwill in future periods.

In connection with the Company’s acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, a deferred payment of $17.5 million is due to the former shareholders of Phonetic in February 2007. The present value of that payment is included in current liabilities in the accompanying consolidated financial statements as of March 31, 2006 and is being accreted to the stated amount through the payment date. In connection with the Phonetic acquisition, the Company also agreed to make contingent payments of up to an additional $35.0 million, if at all, for the achievement of certain performance targets. If any incremental amounts are paid, they will be recorded to goodwill.

In connection with the Company’s acquisition of Brand & Groeber Communications GbR (“B&G”) in September 2004, the Company may be required to pay up to an additional 5.5 million Euros based on the achievement of certain performance targets through January 2007 (approximately $6.7 million based on exchange rates at March 31, 2006). If any incremental amounts are paid, they will be recorded to goodwill.

8.  Credit Facilities, Debt and Financial Instruments

Credit Facilities

On March 31, 2006 the Company entered into a new senior secured credit facility (the “Credit Facility”). The Credit Facility consists of a $355.0 million 7-year term loan and a $75.0 million six-year revolving credit line. As of March 31, 2006, the entire $355.0 million term loan was drawn and remains outstanding. The Company received net proceeds of $346.0 million upon drawing the term loan. The $75.0 million revolving credit line is not required to be prepaid prior to maturity. Upon maturity any drawn balance must be repaid in full. As of March 31, 2006, there were no amounts outstanding under the revolving credit line. Borrowings under the new Credit Facility bear interest at a rate equal to the applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of UBS AG, Stamford Branch, and (2) the federal funds rate plus 0.50% or (b) a LIBOR rate determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars appearing on the applicable Telerate screen for the interest period relevant to such borrowing adjusted for certain additional reserves. The initial applicable margin for borrowings under the Credit Facility was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced subject to the Company attaining certain leverage ratios. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the revolving credit line in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction upon attainment of certain leverage ratios. The Company will also pay customary letter of credit fees. The Company incurred approximately $9.0 million in debt issuance costs related to the opening of the Credit Facility. These deferred costs are included in Other Assets and will be amortized to interest expense over the life of the Credit Facility, utilizing the effective interest rate method.

The $355.0 million term loan is subject to repayment consisting of a baseline amortization of 1% per annum ($3.55 million per year, due in four equal quarterly installments), and an annual excess cash flow sweep, as defined in the Credit Facility, which will be first payable beginning in the first quarter of fiscal 2008. Any borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company may make, will be repaid upon maturity. If only the baseline repayments are made, the payments of principal would be as follows (in thousands):

Year Ending September 30,	Amount

2006 (April 1, 2006 to September 30, 2006)	$1,775
2007	3,550
2008	3,550
2009	3,550
2010	3,550
2011	3,550
Thereafter	335,475

Total	$355,000

The Company’s obligations under the Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of the Company’s domestic subsidiaries and 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of first-tier foreign subsidiaries, material owned tangible and intangible properties and assets, and present and future intercompany debt. The Credit Facility also contains provisions for mandatory prepayments of outstanding term loans, subject to certain exceptions, with: 100% of net cash proceeds of asset sales, 100% of net cash proceeds of issuance or incurrence of debt, and 100% of extraordinary receipts. The Company may voluntarily prepay the Credit Facility without premium or penalty other than customary “breakage” costs with respect to LIBOR loans. The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to: incur additional indebtedness, create liens on assets, enter into certain sale and lease-back transactions, make investments, make certain acquisitions, sell assets, engage in mergers or consolidations, pay dividends and distributions or repurchase the Company’s capital stock, engage in certain transactions with affiliates, change the business conducted by the Company and its subsidiaries, amend certain charter documents and material agreements governing subordinated indebtedness, prepay other indebtedness, enter into agreements that restrict dividends from subsidiaries and enter into certain derivatives transactions. The Credit Facility is governed by financial covenants that include, but are not limited to, maximum total leverage and minimum interest coverage ratios, as well as to a maximum capital expenditures limitation. The Credit Facility also will contain certain customary affirmative covenants and events of default.

The Company historically maintained a Loan and Security Agreement with Silicon Valley Bank (the “Bank”) which was initiated on October 31, 2002, and was amended several times, most recently in December 2005. This agreement expired on March 31, 2006, and is no longer available to the Company.

Financial Instruments

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

In connection with the Credit Facility entered into on March 31, 2006, the Company entered into interest rate swaps with a notional value of $100 million (the “Interest Rate Swaps”). The Interest Rate Swaps were entered into as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. The Company has formally documented the hedging relationship at the inception of the Interest Rate Swaps, and has determined

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the hedge is perfectly effective (as defined in SFAS 133); accordingly the Company has concluded that the Interest Rate Swaps are derivative instruments as defined by SFAS 133 and have been designated as a cash flow hedge. The Interest Rate Swaps will hedge the variability of the cash flows caused by changes in U.S. dollar LIBOR interest rates. Changes in the value of cash flow hedge will be reported in other comprehensive income. The Interest Rate Swaps had a fair value of $0 on March 31, 2006.

Convertible Debenture

On January 30, 2003, the Company issued a $27.5 million three-year, zero-interest convertible subordinated debenture to Royal Philips Electronics Speech Processing Technology and Voice Control business unit (“Philips”) in connection with the Philips acquisition (the “Note”). In January 2006, Philips exercised its right to convert the Note into 4,587,333 shares of the Company’s common stock in full satisfaction of all amounts due under the terms of the Note.

9.	Accrued Business Combination Costs

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

Included in the Company’s determination of the fair value of the obligations are assumptions relating to estimated sublease income. In addition, for those facilities that were abandoned by the acquired companies prior to the acquisition date, the gross payments have been discounted in calculating the fair value of the obligation as of the date of acquisition, and the discount is being accreted through expected maturity. As of March 31, 2006, the total gross payments due from the Company to the landlords of the facilities is $94.5 million. This is reduced by $22.5 million of estimated sublease income and a $7.7 million present value discount. These obligations extend through February 2016.

In addition to the facilities accrual, the Company has an obligation relating to certain incentive compensation payments to former employees of the acquired companies whose positions have been eliminated in connection with the combination. These payments are expected to be made in fiscal 2006.

The components of accrued business combination costs are as follows (in thousands):

	Lease Exit	Employee
	Costs	Related	Total

Balance at September 30, 2005	$69,863	$2,136	$71,999
Charged to goodwill	167	1,557	1,724
Charged to interest expense	1,203	—	1,203
Cash payments, net of sublease receipts	(6,908)	(1,663)	(8,571)

Balance at March 31, 2006	$64,325	$2,030	$66,355

10.	Restructuring and Other Charges

In the first quarter of fiscal 2005, a plan of restructuring relating to the elimination of ten employees was enacted. In June 2005, the Company initiated the process of consolidating certain operations into its new corporate headquarters facility in Burlington, Massachusetts. In addition, at various times during the third fiscal quarter, the Company committed to pursuing the closure and consolidation of certain other domestic and international facilities. As a result of these initiatives, the Company recorded restructuring charges in its third quarter of fiscal 2005 totaling

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $2.1 million. In September 2005, in connection with the acquisition of Former Nuance, the Company committed to a plan of restructuring of certain of its personnel and facilities. Under this plan of restructuring, the Company accrued $2.5 million relating to the elimination of approximately 40 personnel, mainly in research and development and sales and marketing. Additionally, certain of its facilities were selected to be closed, resulting in an accrual of $2.0 million for future committed facility lease payments, net of assumed sublease income, and $0.2 million in property and equipment were written off. The restructuring charges taken in the fourth quarter of fiscal 2005 were related to the Company’s historical personnel and facilities. As discussed in Note 9, costs to be incurred due to eliminating any personnel or facilities usage of each of Former Nuance and Dictaphone were recorded as assumed liabilities as of the dates of each acquisition.

In the three month period ended March 31, 2006 the Company recorded an adjustment to its prior restructuring charges of $1.3 million. These adjustments are reflected in the accompanying statements of operations, and reflect more favorable sublease terms related to one of the facilities included in the restructuring charge recorded in September 2005, and include an adjustment to reflect the actual amounts paid to employees as compared to the amounts previously accrued for.

The following table sets forth the activity relating to the restructuring accruals in the six month period ended March 31, 2006 (in thousands):

	Lease Exit	Employee
	Costs	Related	Total

Balance at September 30, 2005	$4,019	$1,786	$5,805
Reversal of prior restructuring charges	(1,170)	(130)	(1,300)
Cash payments, net of sublease receipts	(1,720)	(826)	(2,546)

Balance at March 31, 2006	$1,129	$830	$1,959

A significant portion of the remaining employee related accrual as of March 31, 2006 will be paid in fiscal 2006. The accrual as of March 31, 2006 for lease exit costs is composed of gross payments of $4.2 million, offset by estimated sublease payments of $3.1 million. The gross value of the lease exit costs will be paid out approximately as follows: $0.7 million in the remainder of fiscal 2006 and $0.5 million per annum through the middle of fiscal 2013. The gross payment obligations are included in the operating lease commitments disclosed in Note 12.

11.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 shares as Series B Preferred Stock. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

On May 5, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company, Warburg Pincus Private Equity VIII, L.P. and certain of its affiliated entities (collectively “Warburg Pincus”) pursuant to which Warburg Pincus agreed to purchase, and the Company agreed to sell, 3,537,736 shares of its common stock and warrants to purchase 863,236 shares of its common stock for an aggregate purchase price of $15.1 million. The warrants have an exercise price of $5.00 per share and a term of four years. On May 9, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. The Company also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company and Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and the Company agreed to sell 14,150,943 shares of the Company’s common stock and warrants to purchase 3,177,570 shares of the Company’s common stock for an aggregate purchase price of $60.0 million. The warrants have an exercise price of $5.00 per share and a term of four years. On September 15, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. The net proceeds from these two fiscal 2005 financings was $73.9 million. In connection with the financings, the Company granted Warburg Pincus registration rights giving Warburg Pincus the right to request that the Company use commercially reasonable efforts to register some or all of the shares of common stock issued to Warburg Pincus under both the Securities Purchase Agreement and Stock Purchase Agreement, including shares of common stock underlying the warrants. The Company has evaluated these warrants under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and has determined that the warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheet.

Common Stock Repurchases

In the six months ended March 31, 2006, the Company repurchased and placed into treasury stock 125,398 shares of common stock at a cost of $0.9 million to cover employees’ tax obligations related to vesting of restricted stock. The Company intends to use the repurchased shares for its employee stock plans and for potential future acquisitions. As of March 31, 2006 and September 30, 2005 the Company had repurchased a total of 2,972,259 and 2,846,861 shares, respectively, under various repurchase programs.

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

In March 1999 the Company issued Xerox Corporation (“Xerox”) a ten-year warrant with an exercise price of $0.61 per share of common stock. This warrant is exercisable for the purchase of 525,732 shares of the Company’s common stock. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox, including this warrant, for approximately $80 million. In connection with this transaction, Warburg Pincus acquired new warrants to purchase 2.5 million additional shares of the Company’s common stock from the Company for total consideration of $0.6 million. The warrants have a six year life and an exercise price of $4.94.

In connection with the March 31, 2003 acquisition of the certain intellectual property assets related to multimodal speech technology, the Company issued a warrant for the purchase of 78,000 shares of the Company’s

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the acquisition of SpeechWorks International, Inc. (“SpeechWorks”), the Company issued a warrant to its investment banker, expiring on August 11, 2009, for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $3.98 per share. The warrant became exercisable on August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 60%, a risk-free interest rate of 4.03%, an expected term of 8 years, no dividends and a stock price of $3.92, based on the Company’s stock price at the time of issuance.

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

12.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for office space around the world. In connection with many of its acquisitions the Company assumed facility lease obligations. Among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 9). Additionally, certain of the Company’s lease obligations have been included in various restructuring charges, and are included in the Company’s balance sheet as accrued expenses (Note 10). The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of March 31, 2006 (in thousands):

Total Gross
Year Ending September 30,	Commitment

2006 (April 1, 2006 to September 30, 2006)	$10,150
2007	19,363
2008	18,976
2009	19,122
2010	17,864
2011	17,496
Thereafter	33,331

Total	$136,302

At March 31, 2006, the Company has sub-leased certain of the office space that is included in the above table to third parties. Total sub-lease income under contractual terms is $16.9 million, which ranges from $1.5 million to $1.9 million on an annualized basis through February 2016.

In connection with certain of its acquisitions, the Company assumed certain financial guarantees that the acquired companies had committed to the landlords of certain facilities. These financial guarantees consist of standby letters of credit outstanding which are secured by certificates of deposit, representing the restricted cash requirements that collateralize the Company’s lease obligations. As of March 31, 2006, due to the expiration of the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s credit facility with Silicon Valley Bank, the Company purchased $6.1 million of certificates of deposit in order to provide other landlords with the contractually required collateral that had previously been covered under letters of credit. The total amount of all certificates of deposit total $19.6 million as of March 31, 2006, and are included in other assets. Subsequent to March 31, 2006 the Company has satisfied collateral obligations under its new Credit Facility, and the substantial majority of these certificates of deposit have been redeemed and these funds are no longer restricted in their use.

Litigation and Other Claims

Like many companies in the software industry, the Company has, from time to time been notified of claims that it may be infringing certain intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, the Company may seek licenses for these intellectual property rights. There is no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to the Company or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by the Company.

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

On August 5, 2004, Compression Labs Inc. (“Compression Labs”) filed an action against the Company in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, Compression Labs alleged that the Company was infringing United States Patent No. 4,698,672 entitled “Coding System for Reducing Redundancy.” This matter was settled in December 2005, and the claims against the Company were dismissed on or about January 11, 2006.

On July 15, 2003, Elliott Davis (“Davis”) filed an action against SpeechWorks in the United States District Court for the Western District for New York (Buffalo) claiming patent infringement. Damages are sought in an unspecified amount. In addition, on November 26, 2003, Davis filed an action against the Company in the United States District Court for the Western District of New York (Buffalo) also claiming patent infringement. Damages are sought in an unspecified amount. SpeechWorks filed an Answer and Counterclaim to Davis’s Complaint in its case on August 25, 2003 and the Company filed an Answer and Counterclaim to Davis’s Complaint in its case on December 22, 2003. The Company believes these claims have no merit, and it intends to defend the actions vigorously.

On November 27, 2002, AllVoice Computing plc (“AllVoice”) filed an action against the Company in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to Their Audio Data While Text Is Being Changed” (the “273 Patent”). The 273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

field, the Company believes that its products do not infringe the 273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. On January 4, 2005, the case was transferred to a new judge of the United States District Court for the Southern District of Texas for administrative reasons. The United States District Court for the Southern District of Texas entered summary judgment against AllVoice and dismissed all claims against Nuance on February 21, 2006. AllVoice filed a notice of appeal from the judgment on April 26, 2006.

In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased Former Nuance stock between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of the Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including approval of the Court. The settlement is not expected to have any material impact upon Former Nuance or the Company, as payments, if any, are expected to be made by insurance carriers, rather than by Former Nuance. In July 2004, the underwriters filed a motion opposing approval by the court of the settlement among the plaintiffs, issuers and insurers. In March 2005, the court granted preliminary approval of the settlement, subject to the parties agreeing to modify the term of the settlement which limits each underwriter from seeking contribution against its issuer for damages it may be forced to pay in the action. In the event a settlement is not concluded, the Company intends to defend the litigation vigorously. The Company believes it has meritorious defenses to the claims against Former Nuance.

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

Guarantees and Other

The Company currently includes indemnification provisions in the contracts into which it enters with its customers and business partners. Generally, these provisions require the Company to defend claims arising out of its products’ infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct on its part. The indemnity obligations imposed by these provisions generally cover damages, costs and attorneys’ fees arising out of such claims. In most, but not all, cases, the Company’s total liability under such provisions is limited to either the value of the contract or a specified, agreed upon, amount. In some cases its total liability under such provisions is unlimited. In many, but not all, cases, the term of the indemnity provision is perpetual. While the maximum potential amount of future payments the Company could be required to make under all the indemnification provisions in its contracts with customers and business partners is unlimited, it believes that the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.

The Company has entered into agreements to indemnify its directors and officers to the fullest extent authorized or permitted under applicable law. These agreements, among other things, provide for the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnification of its directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by any such person in his or her capacity as a director or officer of the Company, whether or not such person is acting or serving in any such capacity at the time any liability or expense is incurred for which indemnification can be provided under the agreements. In accordance with the terms of the SpeechWorks merger agreement, the Company is required to indemnify the former members of the SpeechWorks board of directors, on similar terms as described above, for a period of six years from the acquisition date. In connection with this indemnification, the Company was required to purchase a director and officer insurance policy related to this obligation for a period of three years from the date of acquisition, this three year policy was purchased in 2003. In accordance with the terms of each of the Former Nuance and Dictaphone merger agreements, the Company is required to indemnify the former members of the Former Nuance and Dictaphones boards of directors, on similar terms as described above, for a period of six years from the acquisition date. In connection with these indemnifications, the Company has purchased a director and officer insurance policies related to these obligations covering the full period of six years.

13.	Segment and Geographic Information and Significant Customers

The Company has reviewed the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” with respect to the criteria necessary to evaluate the number of operating segments that exist, based on its review the Company has determined that it operates in one segment. Changes in the organization or the Company’s management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on the consolidated financial statements through accelerated amortization and/or impairment charges.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

United States of America	$47,750	$34,112	$97,661	$74,464
Foreign countries	23,978	19,001	49,619	39,227

Total	$71,728	$53,113	$147,280	$113,691

The following table presents revenue information for principal product lines, which do not constitute separate segments (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Speech	$55,556	$38,437	$113,724	$80,013
Imaging	16,172	14,676	33,556	33,678

Total	$71,728	$53,113	$147,280	$113,691

Two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 9% and 6% of total revenue for the six months ended March 31, 2006; and 12% and 9% of the Company’s revenue for the six months

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended March 31, 2005. No customer accounted for 10% or more of accounts receivable as of March 31, 2006 or September 30, 2005.

The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	March 31,	September 30,
	2006	2005

United States of America	$937,194	$520,719
Foreign countries	82,617	69,704

Total	$1,019,811	$590,423

14.	Pro Forma Results

The following table reflects unaudited pro forma results of operations of the Company assuming that the Rhetorical Systems, Ltd., ART Advanced Recognition Technologies, Inc., Phonetic Systems Ltd., Former Nuance and Dictaphone acquisitions had occurred on October 1, 2004 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenue	$111,479	$107,792	$229,300	$226,625
Net loss	(20,850)	(27,879)	(51,242)	(40,487)
Net loss per basic and diluted share	$(0.13)	$(0.26)	$(0.32)	$(0.38)

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of this period.

15.	Related Parties

At September 30, 2005, a member of the Company’s Board of Directors was a senior executive at Convergys Corporation. During the six month period ended March 31, 2006, the member of the Company’s Board of Directors discontinued his affiliation with Convergys, and as a result, Convergys is no longer a related party. The Company and Convergys have entered into multiple non-exclusive agreements in which Convergys resells the Company’s software. Revenues from Convergys during the three and six months ended March 31, 2006 and 2005 were not material.

A member of the Company’s Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to the Company. In fiscal 2005, and in the six months ended March 31, 2006 the Company was billed $2.6 million and $1.3 million, respectively, by Wilson Sonsini Goodrich & Rosati for professional services provided to the Company. As of March 31, 2006 and September 30, 2005 the Company had $1.8 million and $2.5 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

16.	Supplemental Cash Flow Information:

The Company paid income taxes of $0.7 million and $0.2 million in the three month periods ended March 31, 2006 and 2005, respectively; and in the six month periods ended March 31, 2006 and 2005, the Company paid income taxes of $1.3 million and $1.1 million, respectively.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company paid interest expense of $0.1 million and $0.1 million in the three month periods ended March 31, 2006 and 2005, respectively; and in the six month periods ended March 1, 2006 and 2005, the Company paid interest expense of $0.3 million and $0.2 million, respectively.

In December 2004, the Company issued 449,437 shares of its common stock valued at $1.7 million in connection with the acquisition of Rhetorical Systems Ltd.

In January 2006, the Company issued 4,587,333 shares of its common stock in full satisfaction of amounts due under a previously outstanding $27.5 million note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in “Risk Factors” starting on page 48 and elsewhere in this Quarterly Report.

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

Our strategy includes participating broadly in speech, pursuing opportunities for dictation in the healthcare industry and other key vertical markets, expanding our PDF and imaging solutions, providing our partners and customers with a comprehensive portfolio of solutions, promoting the broad adoption of our technology, building global sales and channel relationships and pursuing strategic acquisitions that complement our resources. We expect our recent acquisition of Dictaphone to significantly expand our reach into the healthcare industry.

Nuance was incorporated in 1992 as Visioneer, Inc. In 1999, we changed our name to ScanSoft, Inc. and changed our ticker symbol to SSFT. In October 2005, we changed our name to Nuance Communications, Inc., and in November 2005 we changed our ticker symbol to NUAN. From our founding until 2001, we focused exclusively on delivering imaging solutions that simplified converting and managing information as it moved from paper formats to electronic systems. On March 13, 2000, we acquired Caere Corporation, a California-based digital imaging software company, to expand our applications for document and electronic forms conversion. In December 2001, we entered the speech market through the acquisition of the Speech & Language Technology Business from Lernout & Hauspie. We believed speech solutions were a natural complement to our imaging solutions as both are developed, marketed and delivered through similar resources and channels. We continue to execute against our strategy of being the market leader in speech through the organic growth of our business as well as through strategic acquisitions. Since the beginning of fiscal 2003, we have completed a number of acquisitions, including the following significant transactions:

•	On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units (“Philips”) to expand our solutions for speech in call centers and within automobiles and mobile devices.

•	On August 11, 2003, we acquired SpeechWorks International, Inc. (“SpeechWorks”) to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

•	On December 6, 2004, we acquired Rhetorical Systems Ltd. (“Rhetorical”) to complement our text-to-speech solutions and add capabilities for creating custom voices.

•	On January 21, 2005, we acquired ART Advanced Recognition Technologies, Inc. (“ART”) to expand our portfolio of speech solutions for handsets and mobile devices.

•	On February 1, 2005, we acquired Phonetic Systems Ltd. (“Phonetic”) to complement our solutions and expertise in automated directory assistance and enterprise speech applications.

•	On May 12, 2005, we acquired MedRemote, Inc. (“MedRemote”) to expand our position in healthcare markets and provide a more comprehensive dictation solution for medical providers and organizations.

•	On September 15, 2005, we acquired Nuance Communications, Inc. (“Former Nuance”) to expand our portfolio of technologies, applications and services for call center automation, customer self service and directory assistance.

•	On March 31, 2006, we acquired Dictaphone Corporation (“Dictaphone”) to expand our portfolio of dictation and speech recognition solutions for the healthcare industry.

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

  Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition; the costs to complete the development of custom software applications and valuation allowances (specifically sales returns and other allowances); accounting for patent legal defense costs; the valuation of goodwill, other intangible assets and tangible long-lived assets; estimates used in the accounting for acquisitions; assumptions used in valuing stock-based compensation instruments; assumptions used in determining the obligations and assets relating to pension and post-retirement benefit plans; judgment with respect to interest rate swaps which are characterized as derivative instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

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

OVERVIEW OF RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the three and six month periods ended March 31, 2006 and 2005.

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005

Revenue:
Product	67.7%	71.4%	69.1%	74.6%
Maintenance	10.8	6.8	10.6	5.6
Professional services	21.5	21.8	20.3	19.8

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product	6.6	8.4	6.6	8.8
Cost of maintenance	2.9	2.2	3.0	1.8
Cost of professional services	15.2	16.1	14.5	15.2
Cost of revenue from amortization of intangible assets	3.5	5.1	3.4	4.8

Gross Margin	71.8	68.3	72.6	69.4

Research and development	18.0	19.2	17.0	17.1
Sales and marketing	35.3	37.1	36.5	33.9
General and administrative	15.2	12.8	17.3	12.3
Amortization of other intangible assets(1)	2.8	1.8	2.7	1.4
Restructuring and other charges, net(2)	(1.8)	—	(0.9)	0.6

Total costs and expenses	69.5	71.0	72.6	65.3

Income (loss) from operations	2.3	(2.7)	(0.0)	4.1
Other income (expense), net	(1.4)	0.6	(0.8)	(0.5)

Income (loss) before income taxes	(0.9)	(2.1)	(0.8)	3.6
Provision for (benefit from) income taxes	2.9	0.2	(3.0)	1.7

Income (loss) before cumulative effect of accounting change	(1.9)	(1.9)	(3.8)	1.9
Cumulative effect of accounting change	—	—	(0.5)	—

Net income (loss)	(1.9)%	(1.9)%	(4.3)%	1.9%

(1)	See Note 5 of Notes to Consolidated Financial Statements.

(2)	See Note 10 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

We derive our revenue from the sale and licensing of technology to customers through distribution partners, value-added resellers, OEM partners, direct sales of our products to customers and from professional services, which include, but are not limited to, custom software applications and other services considered essential to the functionality of the software, training, and maintenance associated with software license transactions. Our speech technologies use the human voice to interact with information systems and devices and make user experiences more compelling. Our imaging solutions help businesses save time and money by automatically converting paper documents and PDF files into editable and usable digital business documents that can be easily archived, retrieved and shared.

In fiscal 2006, stock-based compensation includes the amortization of the fair value of share-based payments made to employees and our Board of Directors, under the provisions of SFAS 123R, which we adopted on October 1, 2005 (see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q). These share-based payments are in the form of stock options and purchases under our employee stock purchase plan, as well as to our issuance of restricted common shares and units. The fair value of share-based payments are recognized as an expense as the underlying instruments vest. To facilitate comparative review of our operations between the fiscal 2006 and fiscal 2005 periods, we have provided each cost and expense line both with and without the amounts recorded in each period relating to stock-based compensation.

Total Revenue

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Total revenue	$71,728	$53,113	$18,615	35%	$147,280	$113,691	$33,589	30%

In the three month periods ended March 31, 2006 and 2005, 67% and 64% of revenues were generated in the United States and 33% and 36% were generated internationally, respectively. In the six month periods ended March 31, 2006 and 2005, 66% and 65% of revenues were generated in the United States, and 34% and 35% were generated internationally, respectively.

Product Revenue

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Product revenue	$48,553	$37,929	$10,624	28%	$101,736	$84,763	$16,973	20%
As a percentage of total revenue	67.7%	71.4%			69.1%	74.6%

The increase in product revenues for the three months ended March 31, 2006 and 2005 was driven by organic growth in speech related products of $4.2 million, and $4.6 million of product revenue related to the acquisition of Former Nuance. Imaging revenues grew $1.8 million, the increase was attributable to increased sales of PDF products of $2.2 million, offset by modest decreases in other product areas.

The increase in product revenues for the six months ended March 31, 2006 and 2005 was composed of embedded and text-to-speech products growth of $6.4 million, coupled with growth due relating to acquisitions of $10.7 million associated with products from Former Nuance, and offset modestly by a year-to-date decrease in imaging products of $0.6 million.

Maintenance Revenue

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Maintenance revenue	$7,770	$3,618	$4,152	115%	$15,573	$6,403	$9,170	143%
As a percentage of total revenue	10.8%	6.8%			10.6%	5.6%

The increase in maintenance revenue was due largely to our having acquired several companies in fiscal 2005 whose revenues include a relatively significant maintenance revenue component, the addition of new product lines through acquisition, including Former Nuance which contributed $3.2 million and $6.8 million of the growth in the comparable three and six month periods, respectively. The organic growth of our business contributed the majority of the remaining growth in both comparable periods, this organic growth was attributable largely to our network speech products.

Professional Services Revenue

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Professional services revenue	$15,405	$11,566	$3,839	33%	$29,971	$22,525	$7,446	33%
As a percentage of total revenue	21.5%	21.8%			20.3%	19.8%

The increase in professional services revenue was derived from a variety of sources as we have continued to diversify our revenues in this area. In the comparable three month periods, our acquisition of Former Nuance contributed $1.0 million of additional professional services revenue. Application service provider revenue contributed $1.4 million of growth, primarily from the other companies acquired in fiscal 2005, and to a lesser degree from organic growth. The remaining growth, in order of magnitude, was derived from increased embedded services growth, network speech services growth and from Dragon medical transcription services from the acquisition of MedRemote.

In the comparable six month periods, our acquisition of Former Nuance contributed $2.4 million of additional professional services revenue. Application service provider revenue contributed $2.6 million of growth, primarily from the other companies acquired in fiscal 2005, and to a lesser degree from organic growth. The remaining growth, in order of magnitude, was derived from increased embedded services growth, network speech services growth and from Dragon medical transcription services from the acquisition of MedRemote.

Cost of Product Revenue

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Cost of product revenue	$4,755	$4,468	$287	6%	$9,737	$9,988	$(251)	(3)%
Stock-based compensation	$27	$1	$26	2600%	$48	$5	$43	860%
Cost of product revenue, excluding stock-based compensation	$4,728	$4,467	$261	6%	$9,689	$9,983	$(294)	(3)%
As a percentage of product revenue, excluding stock-based compensation	9.7%	11.8%			9.5%	11.8%

Our cost of product revenue primarily consists of material and fulfillment costs, manufacturing and operations costs, and also third-party royalty expenses. For the comparable six month periods, our cost of product revenue decreased as a percentage of product revenue, as we kept the expense relatively flat during the fiscal 2006 period as compared to the fiscal 2005 period, while increasing the revenue base. This was achieved due to a number of factors, including the addition of product lines through acquisition that do not carry as proportionally large third-party royalty fees, and due to our efforts in controlling certain costs through having outsourced additional fulfillment processes subsequent to the fiscal 2005 period.

Cost of Maintenance Revenue

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Cost of maintenance revenue	$2,070	$1,164	$906	78%	$4,365	$2,054	$2,311	113%
Stock-based compensation	$64	$1	$63	6300%	$112	$2	$110	5500%
Cost of maintenance revenue, excluding stock-based compensation	$2,006	$1,163	$843	72%	$4,253	$2,052	$2,201	107%
As a percentage of maintenance revenue, excluding stock-based compensation	25.8%	32.1%			27.3%	32.0%

Cost of maintenance revenue primarily consists of compensation for product support personnel and overhead. Cost of maintenance revenue increased significantly year over year primarily as we added resources from Former Nuance, to support the additional maintenance revenue. While the gross costs increased, we were able to realize synergies from the combination of our pre-existing and acquired product lines. In addition, we significantly reduced spending in outside services due to full staffing level. The combination of these activities results in a 6.3% and 4.7% improvement in the margin for maintenance revenue in the three and six month periods respectively.

Cost of Professional Services Revenue

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Cost of professional services revenue	$10,921	$8,534	$2,387	28%	$21,306	$17,271	$4,035	23%
Stock-based compensation	$419	$19	$400	2105%	$709	$53	$656	1238%
Cost of professional services revenue, excluding stock-based compensation	$10,502	$8,515	$1,987	23%	$20,597	$17,218	$3,379	20%
As a percentage of professional services revenue, excluding stock-based compensation	68.2%	73.6%			68.7%	76.4%

Cost of professional services revenue primarily consists of compensation for consulting personnel, outside consultants and overhead. Cost of professional services increased largely due to the addition of Former Nuance consultants and use of consultants to fulfill demand. However, as our consulting revenue base has increased in the fiscal 2006 periods relative to the fiscal 2005 periods, we continued to realize synergies with respect to improved utilization of our consulting personnel, as well as to relative costs discussed above. These synergies have contributed to the improvement in the margin for professional services revenue.

Cost of Revenue from Amortization of Intangible Assets

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Cost of revenue from amortization of intangible assets	$2,476	$2,683	$(207)	(8)%	$4,951	$5,508	$(557)	(10)%
As a percent of total revenue	3.5%	5.1%			3.4%	4.8%

Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology over their estimated useful lives. The decrease in the amortization in the fiscal 2006 period relates to the cessation of the amortization of technology and patents that was established in connection with our acquisitions of ScanSoft and Caere in March 1999 and March 2000, respectively, offset in part by incremental amortization from acquisitions consummated in fiscal 2005.

Gross Margin

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Gross margin	$51,506	$36,264	$15,242	42%	$106,921	$78,870	$28,051	36%
As a percent of total revenue	71.8%	68.3%			72.6%	69.4%

The increases in gross margin in the fiscal 2006 periods as compared to the fiscal 2005 periods are due to the improvement in the product, maintenance and professional services margins, to the increase in maintenance revenue as a percentage of the total revenue, and to the reduction of the amortization of intangible assets as a percent of total revenue.

Research and Development Expense

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Total research and development expense	$12,902	$10,206	$2,696	26%	$25,059	$19,400	$5,659	29%
Stock-based compensation	$1,208	$80	$1,128	1410%	$2,060	$164	$1,896	1156%
Research and development expense, excluding stock-based compensation	$11,694	$10,126	$1,568	15%	$22,999	$19,236	$3,763	20%
As a percentage of total revenue, excluding stock-based compensation	16.3%	19.1%			15.6%	16.9%

Research and development expense consists primarily of salary, benefits and overhead relating to engineering staff. We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we plan to continue to invest in research and development activities. To date, we have not capitalized any internal development costs as the cost incurred after technological feasibility but before release of product has not been significant.

In the second quarter of fiscal 2006, we continued to invest in research and development, increasing expenses to $11.7 million compared to $10.1 million in second quarter of fiscal 2005. This increase in expenses is largely attributable to salaries and related facilities costs associated with increased headcount from 327 employees in the three month period ended March 31, 2005 to 383 employees in the three month period ended March 31, 2006. These headcount increases are primarily due to the acquisition of Former Nuance. While continuing to increase in absolute dollars, this investment has decreased slightly relative to our total revenue, with research and development expenses in the second quarter of fiscal 2006 comprising 16.3% of total revenue, as compared to 19.1% of total revenue for the second quarter of fiscal 2005. This decrease reflects relative synergies following previous acquisitions. The increase of $3.8 million in the six month periods, or 20%, was attributable to reasons that are consistent with the discussion of the three month periods.

Sales and Marketing Expense

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Total sales and marketing expense	$25,351	$19,725	$5,626	29%	$53,684	$38,487	$15,197	39%
Stock-based compensation	$1,644	$150	$1,494	996%	$2,755	$361	$2,394	663%
Sales and marketing expense, excluding stock-based compensation	$23,707	$19,575	$4,132	21%	$50,929	$38,126	$12,803	34%
As a percent of total revenue, excluding stock-based compensation	33.1%	36.9%			34.6%	33.5%

Sales and marketing expenses include salaries and benefits, commissions, costs of marketing programs, travel expenses associated with the sales team and overhead. The increase in expenses was largely attributable to salaries and other variable costs, including commissions and travel expenses relating to an additional 59 sales employees and 15 marketing employees in the three month period ended March 31, 2006 as compared to March 31, 2005. Many of these additional employees were added due to our acquisitions in fiscal 2005, notably our acquisition of Former Nuance. We had similar growth in our personnel staffing levels during the six month period ended March 31, 2006 as compared to the comparable fiscal 2005 period.

General and Administrative Expense

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Total general and administrative expenses	$10,906	$6,797	$4,109	60%	$25,553	$14,028	$11,525	82%
Stock-based compensation	$1,868	$405	$1,463	361%	$3,287	$769	$2,518	327%
General and administrative expenses, excluding stock-based compensation	$9,038	$6,392	$2,646	41%	$22,266	$13,259	$9,007	68%
As a percentage of total revenue, excluding stock-based compensation	12.6%	12.0%			15.1%	11.7%

General and administrative expenses primarily consist of personnel costs (including overhead) for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts.

General and administrative expenses increased $2.7 million, or approximately 41%, during the three month period ended March 31, 2006 from the comparable period in 2005. The increase includes $1.2 million of compensation related expenses due to increased headcount and external contractors in the finance, human resources, legal and other general and administrative functions. Professional fees increased approximately $1.4 million in the comparable fiscal 2006 period, $1.1 million of which relates to increased legal expenses and $0.2 million of which relates to the investigation of the restatement of SpeechWorks’ financial statements.

For the six month period ended March 31, 2006, general and administrative expenses increased $9.0 million, or 68% from the comparable period in 2005. This increase is due mainly to an additional $4.8 million of compensation related expenses in finance, human resources, legal and other general and administrative functions. Professional services growth was due primarily to a $3.6 million increase in legal expenses.

Amortization of Other Intangible Assets

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Amortization of other intangible assets	$1,984	$979	$1,005	103%	$3,984	$1,648	$2,336	142%
As a percent of total revenue	2.8%	1.8%			2.7%	1.4%

Amortization of other intangible assets into operating expense includes amortization of acquired customer and contractual relationships, non-competition agreements and acquired trade names and trademarks. These assets are amortized into expense over their estimated useful lives. The increase in the amortization in the fiscal 2006 period relates to incremental amortization arising from our acquisitions consummated in fiscal 2005.

Restructuring and Other Charges, Net

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Restructuring and other charges, net	$(1,300)	$—	$(1,300)	—	$(1,300)	$659	$(1,959)	(297)%
As a percent of total revenue	(1.8)%	—%			(0.9)%	0.6%

In the first quarter of fiscal 2005 we incurred the restructuring charges as result of a plan of restructuring to eliminate ten employees. We had no such restructuring charge in the comparable fiscal 2006 periods, but we have had a number of restructuring and other charges recorded over our history, discussed more fully at Note 10, Restructuring and Other Charges, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. In the three month period ended March 31, 2006, we recorded an adjustment to our prior restructuring charges of $1.3 million. These adjustments are reflected in the accompanying consolidated statements of operations, and reflect more favorable improved sublease terms related to one of the facilities included in the restructuring charge recorded in September 2005, and include an adjustment to reflect the actual amounts paid to employees as compared to the amounts previously accrued for.

The following table sets forth the activity relating to the restructuring accruals in the three month period ended March 31, 2006 (in thousands):

	Lease Exit	Employee
	Costs	Related	Total

Balance at September 30, 2005	$4,019	$1,786	$5,805
Reversal of prior restructuring charges	(1,170)	(130)	(1,300)
Cash payments, net of sublease receipts	(1,720)	(826)	(2,546)

Balance at March 31, 2006	$1,129	$830	$1,959

A significant portion of the remaining employee related accrual as of March 31, 2006 will be paid in fiscal 2006. The accrual as of March 31, 2006 for lease exit costs is composed of gross payments of $4.2 million, offset by estimated sublease payments of $3.1 million. The gross value of the lease exit costs will be paid out approximately as follows: $0.7 million in the remainder of fiscal 2006 and $0.5 million per annum through the middle of fiscal 2013.

Other Income (Expense), Net

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Interest income	$636	$190	$446	235%	$1,384	$307	$1,077	351%
Interest expense	$(770)	$(476)	$(294)	62%	$(1,786)	$(566)	$(1,220)	216%
Other income (expense), net	$(853)	$610	$(1,463)	(240)%	$(783)	$(307)	$(476)	155%

Total Other income (expense), net	$(987)	$324	$(1,311)	(405)%	$(1,185)	$(566)	$(619)	109%
As a percent of total revenue	(1.4)%	0.6%			(0.8)%	(0.5)%

The increase in interest income in the fiscal 2006 period was primarily due to higher cash and investment balances during the period, as compared to the prior fiscal period, and to a lesser degree is attributable to higher interest rates on our cash and investments. Interest expense increased in the fiscal 2006 period due to the imputed interest expense related to the note payable from our Phonetic acquisition in February 2005, and relating to certain of the lease obligations included in our accrued business combination costs and our accrued restructuring charges. Other income (expense) is principally due to foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries whose operations are denominated in other than their local currencies, as well as the translation of certain of our inter-company balances. The change between comparable periods in fiscal 2006 and 2005 is due to greater volatility in exchange rates and larger balances.

Income Taxes

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change
	(Dollars in thousands)

Income tax provision (benefit)	$2,056	$(117)	$2,173	(1,857)%	$4,356	$1,943	$2,413	124%
Effective income tax rate	304.1%	10.5%			(350.2)%	47.6%

The provision for income taxes for the three and six months ended March 31, 2006 reflects foreign income and withholding taxes, state income taxes and the recognition of a deferred tax liability with respect to the amortization for tax purposes of goodwill during a period in which the Company maintained a valuation allowance with respect to its deferred tax assets. The benefit for income taxes in the three and six months ended March 31, 2005 consists primarily of foreign taxes relating to international operations and United States alternative minimum taxes offset by a credit for taxes in Canada.

Stock-Based Compensation (including Cumulative Effect of Accounting Change)

	Three Months Ended March 31,			Six Months Ended March 31,
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)

Stock-based compensation included in:
Cost of product	$27	$1	$26	$48	$5	$43
Cost of maintenance	$64	$1	$63	$112	$2	$110
Cost of professional services	$419	$19	$400	$709	$53	$656
Research and development	$1,208	$80	$1,128	$2,060	$164	$1,896
Sales and marketing	$1,644	$150	$1,494	$2,755	$361	$2,394
General and administrative	$1,868	$405	$1,463	$3,287	$769	$2,518
Cumulative effect of accounting change	$—	$—	$—	$672	$—	$672

Total stock-based compensation	$5,230	$656	$4,574	$9,643	$1,354	$8,744

As a Percent of Total Revenue	7.3%	1.2%		6.5%	1.2%

In fiscal 2006, stock-based compensation includes the amortization of the fair value of share-based payments made to employees and our Board of Directors, under the provisions of SFAS 123R, which we adopted on October 1, 2005 (see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q). These share-based payments are in the form of stock options and purchases under our employee stock purchase plan, as well as to our issuance of restricted common shares and units. The fair value of share-based payments is recognized as an expense as the underlying instruments vest.

In connection with the adoption of SFAS 123R, the Company is required to amortize stock-based instruments with performance-related vesting terms over the period from the grant date to the sooner of achievement of the performance vesting condition (when that condition is expected to be met), and the stated cliff vesting date. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R relating to this change was $672,000, and is included in the accompanying consolidated statement of operations for the six month period ended March 31, 2006 as a cumulative effect of accounting change.

In fiscal 2005, stock-based compensation expense was the result of charges for restricted common shares or units issued with purchase prices that are less than the fair market value of the common stock on the date of grant. We incur expenses as the underlying equity instruments vest, generally over a period between two and four years.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash and cash equivalents of $70.2 million, marketable securities of $1.1 million, and working capital of $33.1 million as compared to $71.7 million in cash and cash equivalents, marketable securities of $24.1 million and working capital of $12.1 million at September 30, 2005. In addition to our cash, investments and working capital, we have $19.6 million of certificates of deposit relating to certain of our facilities leases. These amounts are included in other assets as of March 31, 2006.

We have reported a net loss of $(6.3) million for the six months ended March 31, 2006 and net income of $2.1 million for the six months ended March 31, 2005. We had an accumulated deficit of $173.5 million at March 31, 2006.

Net cash provided by operating activities for the six months ended March 31, 2006 was $6.9 million, as compared to cash provided by operating activities of $15.5 million for the corresponding period in fiscal 2005. The cash provided by operating activities for the six months ended March 31, 2006 was largely the result of our net loss of $6.3 million in the period adjusted by the non-cash expenses including the amortization of intangible assets and fixed assets, stock-based compensation and non-cash interest expense among others. These amounts were partially offset by a reduction to our accrued expenses, which include the payment of accrued business combination costs and restructuring accruals. The cash provided by operating activities in the fiscal 2005 period was generated from the net income, augmented by non-cash items included in certain of the expenses for that period, the increase in accounts payable, accrued expenses and deferred revenue; partially offset by the increase in our accounts receivable during the fiscal 2005 period.

Net cash used in investing activities for the six months ended March 31, 2006 was $363.8 million, as compared to $14.4 million in the corresponding fiscal 2005 period. The primary component of the use of cash relates to payments for acquisitions, with $376.8 million and $33.7 million having been paid in the fiscal 2006 and fiscal 2005 periods, respectively. The amount paid in fiscal 2006 relates primarily to our acquisition of Dictaphone on March 31, 2006. To a lesser degree the cash used in investing activities relates to the purchase of property and equipment of $3.9 million and $1.7 million in the fiscal 2006 and 2005 periods, respectively. The fiscal 2006 period also included the use of $6.1 million relating to the purchase of certificates of deposit for collateralization of certain leases that previously had been secured under our credit facility with Silicon Valley Bank. These cash outflows were partially offset by maturities of marketable securities of $23.1 million and $21.0 million in the fiscal 2006 and 2005 periods, respectively.

Net cash provided by financing activities for the six months ended March 31, 2006 was $355.8 million, as compared to $0.9 million provided in the comparable fiscal 2005 period. The fiscal 2006 period primarily consisted net proceeds of $346.0 million received upon the initiation of a credit facility and term loan on March 31, 2006 (discussed below); this amount was used to fund our acquisition of Dictaphone on March 31, 2006. In the fiscal 2006 period, we also received $25.3 million relating to exercises of equity instruments by our employees, compared to $1.4 million received in the comparable fiscal 2005 period. These cash inflows were partially offset in each period by cash that we paid on capital lease and notes payable obligations, as well as by our common stock repurchases.

On March 31, 2006, we entered into a new senior secured credit facility (the “Credit Facility”). The Credit Facility consists of a $355.0 million 7-year term loan and a $75.0 million six-year revolving credit line. As of March 31, 2006, the entire $355.0 million term loan was drawn and remains outstanding. We received net proceeds of $346.0 million upon drawing the term loan. The $75.0 million revolving credit line is not required to be prepaid prior to maturity. Upon maturity, any drawn balance must be repaid in full. As of March 31, 2006, there were no amounts outstanding under the revolving credit line. Borrowings under the new Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of UBS AG, Stamford Branch, and (2) the federal funds rate plus 0.50% or (b) a LIBOR rate determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars appearing on the applicable Telerate screen for the interest period relevant to such borrowing adjusted for certain additional reserves. The initial applicable margin for such borrowings under the Credit Facility was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced subject to our attaining certain leverage ratios. In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit line in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction upon attainment of certain leverage ratios. We will also pay customary letter of credit fees. We incurred $9.0 million in debt issuance costs related to the opening of the Credit Facility. These deferred costs are included in Other Assets and will be amortized to interest expense over the life of the Credit Facility.

The $355.0 million term loan is subject to repayment consisting of a baseline amortization of 1% per annum ($3.55 million per year, due in four equal quarterly installments), and an excess cash flow sweep, as defined in the Credit Facility, which will be first payable beginning in the first quarter of fiscal 2008. Any borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the payments of principal would be as follows (in thousands):

Year Ending September 30,	Amount

2006 (April 1, 2006 to September 30, 2006)	$1,775
2007	3,550
2008	3,550
2009	3,550
2010	3,550
2011	3,550
Thereafter	335,475

Total	$355,000

Our obligations under the Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. The Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of our domestic subsidiaries and 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of first-tier foreign subsidiaries, material owned tangible and intangible properties and assets, and present and future intercompany debt. The Credit Facility also contains provisions for mandatory prepayments of outstanding term loans, subject to certain exceptions, with: 100% of net cash proceeds of asset sales, 100% of net cash proceeds of issuance or incurrence of debt, and 100% of extraordinary receipts. We may voluntarily prepay the Credit Facility without premium or penalty other than customary “breakage” costs with respect to LIBOR loans. The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our, and our subsidiaries, ability to: incur additional indebtedness, create liens on assets, enter into certain sale and lease-back transactions, make investments, make certain acquisitions, sell assets, engage in mergers or consolidations, pay dividends and distributions or repurchase of our capital stock, engage in certain transactions with affiliates, change the business conducted by us and our subsidiaries, amend certain charter documents and material agreements governing subordinated indebtedness, prepay other indebtedness, enter into agreements that restrict dividends from subsidiaries and enter into certain derivatives transactions. The Credit Facility is governed by financial covenants that include, but are not limited to, maximum total leverage and minimum interest coverage ratios, as well as to a maximum capital expenditures limitation. The Credit Facility also will contain certain customary affirmative covenants and events of default.

In connection with the Credit Facility entered into on March 31, 2006, we entered into interest rate swaps with a notional value of $100 million (the “Interest Rate Swaps”). The Interest Rate Swaps were entered into as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. We have formally documented the hedging relationship at the inception of the Interest Rate Swaps, and has determined that the hedge is perfectly effective (as defined in SFAS 133); accordingly we have concluded that the Interest Rate Swaps are derivative instruments as defined by SFAS 133 and have been designated as a cash flow hedge. The Interest Rate Swaps will hedge the variability of the cash flows caused by changes in U.S. dollar LIBOR interest rates. Changes in the value of cash flow hedge will be reported in other comprehensive income. The Interest Rate Swaps had a fair value of $0 on March 31, 2006.

We historically maintained a Loan and Security Agreement with Silicon Valley Bank (the “Bank”) which was initiated on October 31, 2002, and was amended several times, most recently in December 2005. This agreement expired on March 31, 2006, and is no longer available to us.

In connection with the acquisition ART, a deferred payment of $16.4 million was payable in December 2005; we paid $13.5 million in December 2005 and $0.9 million in January 2006. The $2.0 million remaining represents proceeds withheld by us to satisfy claims against the former ART shareholders under the purchase agreement. The Company is currently negotiating a resolution of these claims with the former ART shareholders. In connection with the Phonetic acquisition, we agreed to (i) pay $17.5 million in February 2007 and (ii) make contingent payments of up to an additional $35.0 million in cash, in 2006 through 2008, if at all, upon the achievement of certain performance targets. Our acquisition of Brand & Groeber Communications GbR (“B&G”) has provisions that may require us to pay up to an additional 5.5 million Euros through January 2007 based on the achievement of certain performance targets (approximately $6.7 million based on exchange rates at March 31, 2006). In connection with several acquisitions we have assumed obligations relating to certain leased facilities that were abandoned by the acquired companies prior to the acquisition date, or have been or will be abandoned by us in connection with a restructuring plan generally formulated concurrently with, and implemented as a result of, our acquisition of each of these companies. We are committed to pay $94.5 million in connection with these leases, which are included in the contractual obligations disclosed below. In connection with our acquisition of Dictaphone, we assumed certain pension and post-retirement health care and retirement plans; we estimate that we are required to fund approximately $15.1 million to these plans through 2015.

Although we have a cash balance of $70.2 million, marketable securities of $1.1 million, working capital of $33.1 million, as well as a $75.0 million revolving line of credit and access to an incremental $100.0 million debt facility, there can be no assurance that we will be able to generate cash from operations, or secure additional equity or debt financing if required.

We believe that cash flows from future operations, in addition to cash and marketable securities on hand, our $75.0 million revolving line of credit and access to an incremental $100.0 million debt facility, will be sufficient to meet our working capital, investing, financing and contractual obligations, as they become due for the foreseeable future. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenue, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows, we may be required to issue equity or debt securities on less than favorable terms.

Contractual Obligations

The following table outlines our contractual payment obligations as of March 31, 2006 (in thousands):

		Payments Due by Period
		April to				Subsequent
		September		Fiscal 2008	Fiscal 2010	to Fiscal
Contractual Obligations	Total	2006	Fiscal 2007	and 2009	and 2011	2011

Term loan under credit facility(1)	$355,000	$1,775	$3,550	$7,100	$7,100	$335,475
Deferred payments on acquisitions(2)	18,710	1,981	16,729	—	—	—
Operating leases(3)	136,302	10,150	19,363	38,098	35,360	33,331
Pension and post-retirement benefit payments(4)	15,108	1,644	1,791	3,582	3,623	4,468
Notes payable relating to purchases of equipment	711	472	163	68	8	—
Royalty commitments	237	11	23	45	45	113
Imputed interest	771	—	771	—	—	—

Total contractual cash obligations	$526,839	$16,033	$42,390	$48,893	$46,136	$373,387

(1)	See Note 8, Credit Facilities, Debt and Financial Instruments, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Excludes contingent consideration for purchase price of our acquisitions of B&G and Phonetic. In connection with our acquisition of B&G, we agreed to make contingent payments that could amount to 5.5 million euro (approximately $6.7 million based on exchange rates at March 31, 2006). In connection with the Phonetic acquisition, we agreed to make contingent payments of up to an additional $35.0 million, if at all, upon the achievement of certain performance targets. The contingent consideration for these acquisitions is expected to be provided, if at all, by existing cash, marketable securities, cash generated from operations, or debt or equity offerings.

(3)	In connection with several of our acquisitions, we have assumed obligations relating to certain leased facilities that were abandoned by the acquired companies prior to the acquisition date, or have been or will be abandoned by us in connection with a restructuring plan implemented as a result of the acquisitions’ occurrence. The gross payments under these leases are $94.5 million, and are included in the contractual obligations herein. See Note 9, Accrued Business Combination Costs, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

At March 31, 2006, we have sub-leased certain of the office space that is included in the above table to third parties. Total sub-lease income under contractual terms is $16.9 million, which ranges from $1.5 million to $1.9 million on an annualized basis through February 2016.

(4)	We assumed certain pension and post-retirement health care and retirement plans in connection with our acquisition of Dictaphone Corporation on March 31, 2006. These amounts represent the cash payments that we expect to make in connection with these plans through 2015. See Note 3, Acquisition of Dictaphone Corporation, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Through March 31, 2006, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

As of March 31, 2006, we had no outstanding foreign exchange derivative contracts.

With our increased international presence in a number of geographic locations and with international revenue having increased in the first six months of fiscal 2006 and expected to continue to increase in the remainder of fiscal 2006, we are exposed to changes in foreign currencies including the euro, Canadian dollar, Japanese yen, Israeli new shekel and the Hungarian forint. Changes in the value of these foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

RISK FACTORS

You should carefully consider the risks described below when evaluating our company and when deciding whether to invest in our company. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations. If any of the events, contingencies, circumstances or conditions described in the following risks actually occurs, our business, financial condition or our results of operations could be seriously harmed. If that happens, the trading price of our common stock could decline and you may lose part or all of the value of any of our shares held by you.

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

As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration and also incurred significant debt to finance the cash consideration used for our acquisition of Dictaphone Corporation. We may continue to issue equity securities for future acquisitions that would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Furthermore, our prior acquisitions required substantial integration and management efforts. Our recently completed acquisition of Dictaphone Corporation will likely pose similar challenges. Acquisitions of this nature involve a number of risks, including:

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

Under accounting principles generally accepted in the United States of America, we have accounted for our acquisitions using the purchase method of accounting. Under purchase accounting, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill is not subject to amortization but is subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of March 31, 2006, we had identified intangible assets amounting to approximately $239.1 million and goodwill of approximately $713.6 million.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility.

We have a significant amount of debt. On March 31, 2006, we entered into a credit facility which consists of a $355.0 million 7-year term loan and a $75.0 million six-year revolving credit line. As of March 31, 2006, the entire

$355.0 million term loan was drawn and remains outstanding. Our high level of debt could have important consequences, for example it could:

•	require us to use of a large portion of our cash flow to pay principal and interest on the credit facility, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our debt, our ability to borrow additional funds, dispose of assets or pay cash dividends.

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our cash flow. While we have entered into agreements limiting our exposure for a portion of our debt, such agreements do not offer complete protection from this risk.

We have a history of operating losses, and we may incur losses in the future, which may require us to raise additional capital on unfavorable terms.

We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported a net loss of $6.3 million for the six months ended March 31, 2006, respectively, and net losses of $5.4 million and $9.4 million for fiscal years 2005 and 2004, respectively. We had an accumulated deficit of $173.5 million at March 31, 2006. If we are unable to regain and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and Ingram Micro, to distribute many of our products, and any adverse change in our relationship with such partners may adversely impact our ability to deliver products.

Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and Ingram Micro to serve this network of channel partners. For the six months ended March 31, 2006, two distribution and fulfillment partners, Ingram Micro and Digital River, accounted for 9% and 6% of our consolidated total revenue, respectively. For the six months ended March 31, 2005, Ingram Micro and Digital River, accounted for 12% and 9% of our consolidated total revenue, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our ability to deliver products, and hence our results of operations in the short term. Any prolonged disruption for which we are unable to arrange alternative fulfillment capabilities could have a more sustained adverse impact on our results of operations.

A significant portion of our accounts receivable is concentrated among our largest customers, and non-payment by any of them would adversely affect our financial condition.

Although we perform ongoing credit evaluations of our distribution and fulfillment partners’ financial condition and maintain reserves for potential credit losses, we do not require collateral or other form of security from our major customers to secure payment. While, to date, losses due to non-payment from customers have been within our expectations, we cannot assure you that instances or extent of non-payment will not increase in the future. No customer represented more than 10% of our accounts receivable at March 31, 2006 or September 30, 2005. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

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

Since we license our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to increase in their total U.S. dollar value. Reported international revenue for the six months ended March 31, 2006 and 2005 represented $49.6 million and $39.2 million, respectively. Most of these international revenues are generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with the Philips acquisition, we added an additional research and development location in Aachen, Germany, and in connection with the acquisitions of Locus Dialog and Former Nuance, we added additional research and development centers in Montreal, Canada. Our acquisitions of ART and Phonetic added research and development and professional services operations in Tel Aviv, Israel. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

Impairment of our intangible assets could result in significant charges which would adversely impact our future operating results.

We have significant intangible assets, including goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are patents and core technology, completed technology, customer relationships and trademarks which are amortized over their estimated useful lives. We assess the potential impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified.

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

On November 27, 2002, AllVoice Computing plc (“AllVoice”) filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that we are infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed” (the “ ’273 Patent”). The ’273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although we have several products in the speech recognition technology field, we believe that our products do not infringe the ’273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. We filed an Answer on December 23, 2002. Although the United States District Court for the Southern District of Texas entered summary judgment against AllVoice and dismissed all claims against Nuance on February 21, 2006. AllVoice filed a notice of appeal from this judgment on April 26, 2006.

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

Risks Related to Our Corporate Structure, Organization and Common Stock

The holdings of our three largest stockholders may enable them to influence matters requiring stockholder approval.

On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. Additionally, on May 9, 2005 and September 15, 2005 we sold shares of common stock, and warrants to purchase common stock to Warburg Pincus for aggregate gross proceeds of approximately $75.1 million. As of March 31, 2006, Warburg Pincus beneficially owned approximately 22.7% of our outstanding common stock, including warrants exercisable for up to 7,066,538 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Wellington Management (“Wellington”) is our second largest stockholder, owning approximately 5.7% of our common stock as of March 31, 2006, and William Blair Capital Management LLC is our third largest stockholder, owning approximately 5.3% of our common stock as of March 31, 2006. Because of their large holdings of our capital stock relative to other stockholders, each of these three stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.

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

Based on currency exposures existing at March 31, 2006, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations; however, at March 31, 2006 there were no outstanding derivative instruments. Further, we do not use derivative instruments for trading or speculative purposes.

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

Our principal financial risk management objective is to identify and monitor our exposure to changes in interest rates, in order to assess the impact that changes could have on future cash flow and earnings. We manage these risks through normal operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments. Our financial risk management policy prohibits entering into financial instruments for speculative purposes. All instruments entered into by us are reviewed and approved by our Financial Risk Management Committee, an internal management committee charged with enforcing financial risk management policy. By using derivative instruments, we are subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes funds to us, thus creating a collection risk for us. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with highly-rated counterparties that are reviewed periodically by us. In connection with the Credit Facility entered into on March 31, 2006, we entered into interest rate swaps with a notional value of $100 million (the “Interest Rate Swaps”). The Interest Rate Swaps were entered into as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. The Interest Rate Swaps had a fair value of $0 on March 31, 2006.

At March 31, 2006, we held $70.2 million of cash and cash equivalents and $1.1 million of short-term marketable securities. Our cash and cash equivalents primarily consist of cash and money-market funds and our short-term marketable securities consist primarily of government agency and corporate securities. Due to the low current market yields and relatively short-term nature of our investments, a hypothetical increase in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. During the first quarter of fiscal 2006, we took steps toward remediating the identified material weakness related to tax accounting discussed in detail in our Annual Report on Form 10-K/A for the year ended September 30, 2005. However, as of May 10, 2006 we had not yet completed the remediation of this material weakness. Therefore, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective. Our current plan anticipates the remediation of this material weakness prior to the end of our fiscal year ending September 30, 2006.

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

This information included in Note 12, Commitments and Contingencies, in the accompanying notes to consolidated financial statements is incorporated herein by reference from Item 1 of Part I hereof.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On March 31, 2006, we held our annual meeting of stockholders. At that meeting the following actions were voted upon:

(a) To elect a Board of eleven (11) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified:

Director	Votes For	Votes Withheld

Paul A. Ricci	134,803,029	9,450,004
Charles W. Berger	129,430,548	14,822,485
Robert M. Finch	136,606,794	7,646,239
Robert J. Frankenberg	132,881,882	11,371,151
John C. Freker, Jr.	134,109,977	10,143,056
Jeffrey A. Harris	136,127,819	8,125,214
William H. Janeway	136,126,347	8,126,686
Katharine A. Martin	129,325,211	14,927,822
Mark B. Myers	134,939,762	9,313,271
Philip J. Quigley	136,124,389	8,128,644
Robert G. Teresi	130,036,770	14,216,263

(b) To approve the amended and restated 2000 Stock Option:

Votes For	Votes Against	Abstained	Broker Non-Votes

80,532,135	29,288,661	476,284	33,955,953

(c) To approve the amended and restated 1995 Directors’ Stock Option Plan:

Votes For	Votes Against	Abstained	Broker Non-Votes

89,252,777	20,548,479	495,824	33,955,953

(d) To approve the amended and restated 1995 Employee Stock Purchase Plan:

Votes For	Votes Against	Abstained	Broker Non-Votes

94,870,787	15,006,190	420,103	33,955,953

(e) To ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2006:

Votes For	Votes Against	Abstained

143,796,693	195,582	260,758

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, Commonwealth of Massachusetts, on May 10, 2006.

Nuance Communications, Inc.

By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1		Agreement and Plan of Merger by and among Nuance Communications, Inc., Phoenix Merger Sub, Inc. and Dictaphone Corporation dated as of February 7, 2006.	8-K	0-27038	2.1	2/9/2006
3.1		Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3		Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4		Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
10	.1 *	Credit Agreement, dated as of March 31, 2006 by and among Nuance Communications, Inc. and the other parties thereto.					X
10.2		Fiscal Year 2006 Performance Bonus Program.	10-Q	0-27038	10.2	2/9/2006
10.3		Amended and Restated 2000 Stock Plan.	8-K	0-27038	10.1	4/6/2006
10.4		Amended and Restated 1995 Directors’ Stock Option Plan.	8-K	0-27038	10.2	4/6/2006
10.5		Amended and Restated 1995 Employee Stock Purchase Plan.	8-K	0-27038	10.3	4/6/2006
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1		Certification Pursuant to 18 U.S.C. Section 1350.					X

*	An updated version of this exhibit is being filed with this Quarterly Report on Form 10-Q which reflects a reduction in the interest rate applicable to the outstanding borrowings.