Form 10-Q
period 2006-06-30
Nuance Communications, Inc.
filed 2006-08-09
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

168,962,397 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of July 31, 2006.

NUANCE COMMUNICATIONS, INC.

FORM 10-Q
Quarterly Period Ended June 30, 2006

INDEX

Item 1.	Financial Information

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2005
	(Unaudited)
	(In thousands, except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$82,620	$71,687
Marketable securities	—	24,127
Accounts receivable, less allowances of $22,677 and $13,578, respectively (Note 4)	111,969	66,488
Acquired unbilled accounts receivable (Note 4)	30,487	3,052
Inventories, net	7,318	313
Prepaid expenses and other current assets	10,096	9,235

Total current assets	242,490	174,902
Property and equipment, net	28,099	14,333
Goodwill (Note 5)	694,218	458,313
Other intangible assets, net (Note 5)	230,602	92,350
Other assets (Notes 9 and 10)	27,154	17,314

Total assets	$1,222,563	$757,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,639	$17,347
Accrued expenses (Note 6)	52,040	60,153
Accrued business combination costs (Note 11)	15,186	17,027
Deferred maintenance revenue	52,541	13,298
Unearned revenue and customer deposits	39,411	10,822
Debt and notes payable (Note 9)	4,068	27,711
Deferred acquisition payments, net (Note 7)	19,023	16,414

Total current liabilities	204,908	162,772
Deferred maintenance, unearned revenue and customer deposits, net of current portion	10,098	291
Long-term debt and notes payable, net of current portion (Note 9)	350,971	35
Deferred tax liability	17,781	4,241
Deferred acquisition payment, net — Phonetic (Note 7)	—	16,266
Accrued business combination costs, net of current portion (Note 11)	47,161	54,972
Other liabilities (Note 8)	19,706	3,970

Total liabilities	650,625	242,547

Commitments and contingencies (Notes 2, 7, 9, 13 and 14)
Stockholders’ equity (Note 13):
Series B preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 280,000,000 shares authorized; 171,778,570 and 159,431,907 shares issued and 168,798,597 and 156,585,046 shares outstanding, respectively	172	160
Additional paid-in capital	761,306	699,427
Treasury stock, at cost (2,979,973 and 2,846,861 shares, respectively)	(12,445)	(11,432)
Deferred share-based payments (Note 2)	—	(8,782)
Accumulated other comprehensive income (loss)	1,185	(2,100)
Accumulated deficit	(182,911)	(167,239)

Total stockholders’ equity	571,938	514,665

Total liabilities and stockholders’ equity	$1,222,563	$757,212

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share data)

Revenue:
Product and licensing	$60,535	$40,958	$162,271	$125,380
Maintenance	27,462	3,227	43,035	9,629
Professional services, subscription and hosting	25,099	12,629	55,071	35,496

Total revenue	113,096	56,814	260,377	170,505

Costs and expenses:
Cost of revenue:
Cost of product and licensing(1)	8,553	4,782	18,290	14,769
Cost of maintenance(1)	6,223	1,363	9,871	3,293
Cost of professional services, subscription and hosting(1)	19,824	8,899	41,846	26,295
Cost of revenue from amortization of intangible assets	2,468	1,752	7,419	7,260

Total cost of revenue	37,068	16,796	77,426	51,617

Gross Margin	76,028	40,018	182,951	118,888
Operating expenses:
Research and development(1)	16,457	9,891	41,516	29,291
Sales and marketing(1)	36,474	18,866	90,159	57,353
General and administrative(1)	15,018	7,686	40,571	21,714
Amortization of other intangible assets	6,377	1,083	10,361	2,731
Restructuring and other charges (credits), net	67	2,080	(1,233)	2,739

Total operating expenses	74,393	39,606	181,374	113,828

Income from operations	1,635	412	1,577	5,060
Other income (expense):
Interest income	1,009	167	2,393	474
Interest expense	(7,797)	(438)	(9,584)	(1,004)
Other (expense) income, net	(79)	379	(861)	72

Income (loss) before income taxes	(5,232)	520	(6,475)	4,602
Provision for income taxes	4,168	360	8,524	2,303

Income (loss) before cumulative effect of accounting change	(9,400)	160	(14,999)	2,299
Cumulative effect of accounting change(1)	—	—	(672)	—

Net income (loss)	$(9,400)	$160	$(15,671)	$2,299

Basic and diluted earnings per share:
Income (loss) before cumulative effect of accounting change	$(0.06)	$0.00	$(0.10)	$0.02
Cumulative effect of accounting change	—	—	—	—

Net income (loss) per share	$(0.06)	$0.00	$(0.10)	$0.02

Weighted average common shares outstanding:
Basic	167,482	108,713	162,400	106,414

Diluted	167,482	116,417	162,400	114,029

(1)	Effective October 1, 2005, the Company adopted SFAS 123(R) “Share-Based Payment,” and uses the modified prospective method to value its share-based payments. Accordingly, for the three and nine months ended June 30, 2006, employee share-based payments were accounted for under SFAS 123R, while for the three and nine months ended June 30, 2005, employee stock-based compensation was accounted for under APB 25, “Accounting for Stock Issued to Employees.” See Note 2 — Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(15,671)	$2,299
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	6,173	3,363
Amortization of other intangible assets	17,780	9,991
Accounts receivable allowances	953	634
Share-based payments, including cumulative effect of accounting change	15,196	1,934
Foreign exchange gain (loss)	(227)	(966)
Non-cash interest expense	2,722	638
Deferred tax provision	5,681	782
Normalization of rent expense	1,013	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	6,351	(9,854)
Inventories	(1,996)	428
Prepaid expenses and other assets	951	114
Accounts payable	3,613	1,944
Accrued expenses (including restructuring and business combination costs)	(14,030)	(2,517)
Deferred maintenance revenue, unearned revenue and customer deposits	(8,295)	(246)

Net cash provided by operating activities	20,214	8,544

Cash flows from investing activities
Capital expenditures for property and equipment	(5,154)	(3,826)
Cash paid for acquisitions, net of cash acquired	(391,232)	(43,196)
Maturities of marketable securities	24,159	21,070
Proceeds from maturities of certificates of deposit	5,449	—

Net cash used in investing activities	(366,778)	(25,952)

Cash flows from financing activities
Payment of note payable and deferred acquisition obligations	(14,711)	(382)
Principal payments under long-term debt	(887)	—
Proceeds from bank debt, net of issuance costs	346,032	—
Purchase of treasury stock	(1,069)	(207)
Proceeds from issuance of common stock, net of issuance costs	—	15,107
Proceeds from issuance of common stock under employee stock-based compensation plans	28,076	1,955

Net cash provided by financing activities	357,441	16,473

Effects of exchange rate changes on cash and cash equivalents	56	560

Net (decrease) increase in cash and cash equivalents	10,933	(375)
Cash and cash equivalents at beginning of period	71,687	22,963

Cash and cash equivalents at end of period	$82,620	$22,588

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,578	$1,300

Cash paid for interest	$6,650	$351

Non cash investing and financing activities:
Common stock issued for acquisition of Rhetorical Systems Ltd.	$—	$1,672

Issuance of common stock upon conversion of $27.5 million convertible debenture	$27,524	$—

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Presentation

Nuance Communications, Inc. (the “Company” or “Nuance”) offers businesses and consumers competitive and value-added speech and imaging solutions that facilitate the way people access, share, manage and use information in business and in daily life. The Company was incorporated in 1992 as Visioneer, Inc. In 1999, the Company changed its name to ScanSoft, Inc. and changed its ticker symbol to SSFT. In October 2005, the Company changed its name to Nuance Communications, Inc. In November 2005, the Company changed its ticker symbol to NUAN.

On September 15, 2005, the Company acquired Nuance Communications, Inc., a company based in Menlo Park, California. That acquired company is referred to as Former Nuance in these consolidated financial statements.

On March 31, 2006 the Company acquired Dictaphone Corporation, a company based in Stratford, Connecticut (Note 3).

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2006, the results of operations for the three and nine month periods ended June 30, 2006 and 2005, and cash flows for the nine month periods ended June 30, 2006 and 2005. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission on December 23, 2005. The results for the nine month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006, or any future period.

The Company has reclassified certain amounts on its September 30, 2005 balance sheet in order to present incremental detail relative to the presentation required pursuant to its acquisition of Dictaphone Corporation on March 31, 2006. Additionally, beginning in fiscal 2006, the Company has begun to report maintenance revenue and the related costs of these revenue separately. The amounts relating to these revenues and expenses have been reclassified from the previously reported aggregated amounts in the Company’s Quarterly Report on Form 10-Q for the three and nine month periods ended June 30, 2005.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

The Company recognizes software revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 and all related interpretations. Non-software revenue is recognized in accordance with, the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts.” In select situations we sell or license intellectual property in conjunction with or in place of embedding our intellectual property in software. In general the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence (“VSOE”) of fair value exists for any undelivered elements. The Company reduces revenue recognized for estimated future returns, price protection and rebates, and certain marketing allowances at the time the related revenue is recorded.

When products are sold through distributors or resellers, title and risk of loss pass upon shipment, at which time the transaction is invoiced and payment is due. Shipments to distributors and resellers without right of return are recognized as revenue upon shipment by the Company. Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. The Company has not analyzed historical returns from these distributors and resellers to estimate future sales returns. As a result, the Company recognizes revenue from sales to these distributors and resellers when the products are sold through to retailers and end-users. Based on reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable and reduces revenue for all inventories subject to return at the sales price. This allowance is included in the allowance against accounts receivable amounts presented in the accompanying consolidated balance sheets and disclosed in Note 4.

The Company also makes an estimate of sales returns by retailers or end users directly or through its distributors or resellers based on historical returns experience. In accordance with Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition when Right of Return Exists,” the provision for these estimated returns is recorded as a reduction of revenue and accounts receivable at the time that the related revenue is recorded. If actual returns differ significantly from the Company’s estimates, such differences could have a material impact on the Company’s results of operations for the period in which the actual returns become known.

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

Revenue from products offered on a subscription and hosting basis is recognized in the period the services are provided, based on a fixed minimum fee and/or variable fees based on the volume of activity. Subscription and hosting revenue is recognized as the Company is notified by the customer or through management reports that such revenues are due, provided that all other revenue recognition criteria are met.

When the Company provides software support and maintenance services, it recognizes the revenue ratably over the term of the related contracts, typically one to three years. When maintenance contracts renew automatically, the Company provides a reserve based on historical experience for maintenance contracts expected to be

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cancelled for non-payment. All known and estimated cancellations are recorded as a reduction to revenue and accounts receivable.

Professional services revenue is recognized based on the percentage-of-completion method in accordance with SOP 81-1. The Company generally determines the percentage-of-completion by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. The Company considers labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results. When the Company provides services on a time and materials basis, it recognizes revenue as it performs the services based on actual time incurred. Professional services not considered essential to the functionality of the software are recognized as revenue when the related services are performed, and include feasibility assessments, solution design, and training services.

The Company may sell, under one contract or related contracts, software licenses, professional services, and/or a maintenance and support arrangement. The total contract value is attributed first to the undelivered elements based on VSOE. VSOE is established by the price charged when that element is sold separately. For maintenance and support, VSOE of fair value can also be established by renewal rates. The remainder of the contract value is attributed to the software licenses, which are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met. When the Company provides professional services considered essential to the functionality of the software, such as custom application development for a fixed fee, it recognizes revenue from the services as well as any related software licenses on a percentage-of-completion basis.

The Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting for Consideration Given by a Vendor (Including a Reseller of the Vendor’s Products),” and records consideration given to a customer as a reduction of revenue unless the Company receives an identifiable benefit in exchange for the consideration and can reasonably estimate the fair value of the benefit received, in which case the consideration is recorded as an operating expense. Consideration is recorded as a reduction of revenue to the extent the Company has recorded cumulative revenue from the customer or reseller.

The Company follows the guidance of EITF 01-14, “Income Statement Characterization of Reimbursements for ‘Out-of-Pocket’ Expenses Incurred,” and records reimbursements received for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to airfare, hotel stays and out-of-town meals.

The Company follows the guidance of EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” and records shipping and handling costs billed to customers as revenue.

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

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The standard also requires the Company to test goodwill for impairment on at least an annual basis. The Company uses July 1st as the date of the annual impairment test. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. The Company has reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist, based on its review the Company has determined that it operates in one reporting unit. Based on this assessment test, the Company has not had any goodwill impairment charges. The Company will assess the impairment of goodwill more often if indicators of impairment arise.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken in the nine months ended June 30, 2006. The Company may make business decisions in the future which may result in the impairment of intangible assets.

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

Capitalized Patent Defense Costs

The Company monitors the anticipated outcome of legal actions, and if it determines that the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company then capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. As of June 30, 2006 and September 30, 2005, capitalized patent defense costs totaled $5.3 million and $2.3 million, respectively. While the Company believes it is probable that it will be successful in defending its patents, there can be no assurance of future success.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (loss)

Comprehensive income (loss) for the three and nine month periods ended June 30, 2006 and 2005 consists of net income (loss), foreign currency translation adjustment, net unrealized gains (losses) on cash flow hedge derivatives, and net unrealized gains (losses) on marketable securities. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss)	$(9,400)	$160	$(15,671)	$2,299
Other comprehensive income (loss):
Foreign currency translation adjustment	3,118	(2,099)	2,514	(2,794)
Net unrealized gains (losses) on cash flow hedge derivatives	731	—	731	—
Net unrealized gain on marketable securities	3	16	40	7

Other comprehensive income (loss)	3,852	(2,083)	3,285	(2,787)

Total comprehensive loss	$(5,548)	$(1,923)	$(12,386)	$(488)

Net Income (Loss) Per Share

The Company computes net income (loss) per share under the provisions of SFAS 128 “Earnings per Share,” and EITF 03-6 “Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share”. Accordingly, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period plus potential dilutive common equivalent shares, which include, when dilutive, outstanding stock options, warrants, unvested shares of restricted stock using the treasury stock method and convertible debentures using the as converted method. The computation of net income (loss) per share for the three and nine month periods ended June 30, 2006 and 2005, respectively (in thousands, except per share data) follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic:
Net income (loss)	$(9,400)	$160	$(15,671)	$2,299
Assumed distributions on 3,562 shares of participating convertible preferred stock	—	(48)	—	(202)

Net income (loss) applicable to common shareholders, basic	$(9,400)	$112	$(15,671)	$2,097

Weighted average shares outstanding, basic	167,482	108,713	162,400	106,414

Net income (loss) per share, basic	$(0.06)	$0.00	$(0.10)	$0.02

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Diluted:
Net income (loss)	$(9,400)	$160	$(15,671)	$2,299
Assumed distributions on 3,562 shares of participating convertible preferred stock	—	(48)	—	(198)

Net income (loss) applicable to common shareholders, diluted	$(9,400)	$112	$(15,671)	$2,101

Weighted average common shares, basic	167,482	108,713	162,400	106,414
Effect of dilutive securities:
Stock options	—	2,349	—	2,377
Convertible debentures, zero interest rate	—	4,587	—	4,587
Warrants	—	446	—	446
Unvested restricted stock	—	322	—	205

Weighted average shares outstanding, diluted	167,482	116,417	162,400	114,029

Net income (loss) per share, diluted	$(0.06)	$0.00	$(0.10)	$0.02

Potential weighted-average common shares, including stock options, unvested restricted stock, unvested stock purchase units, preferred shares, convertible debt and warrants for the three month periods ended June 30, 2006 and 2005 were 21.6 million and 9.6 million shares, respectively; and for the nine month periods ended June 30, 2006 and 2005 were 21.6 million and 10.5 million, respectively. These potential common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive for the period presented.

Accounting for Share-Based Payments

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective October 1, 2005. SFAS 123R requires the recognition of the fair value of share-based payments as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company has several equity instruments that are required to be evaluated under SFAS 123R, including: stock option plans, an employee stock purchase plan, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”). The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.” Based on the provisions of SFAS 123R the Company’s share-based payments awards are accounted for as equity instruments. Prior to October 1, 2005, the Company followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as to the future

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting of awards granted and not vested as of the date of adoption. The amounts included in these consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Cost of product	$17	$4	$65	$9
Cost of maintenance	186	3	298	5
Cost of professional services	490	22	1,199	75
Research and development	1,097	(97)	3,157	67
Sales and marketing	2,081	199	4,836	560
General and administrative	1,682	449	4,969	1,218
Cumulative effect of accounting change	—	—	672	—

	$5,553	$580	$15,196	$1,934

The Company’s deferred stock-based compensation balance of $8.8 million as of September 30, 2005, which was accounted for under APB 25, was reclassified against additional paid-in-capital upon the adoption of SFAS 123R. The deferred stock-based compensation balance was composed of $4.8 million from the issuance of Restricted Awards and $4.0 million relating to the intrinsic value of stock options assumed in the Company’s September 2005 acquisition of Former Nuance. The unrecognized expense of awards not yet vested at October 1, 2005 is being recognized in net income (loss) in the periods after that date, based on their fair value which was determined using the Black-Scholes valuation method, and the assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in the Company’s previous filings.

In connection with the adoption of SFAS 123R, the Company is required to amortize stock-based instruments with performance-related vesting terms over the period from the grant date to the sooner of the date upon which the performance vesting condition will be met (when that condition is expected to be met), or the time-based vesting dates. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R relating to this change was $0.7 million, and is included in the accompanying consolidated statement of operations for the nine month period ended June 30, 2006.

Under the provisions of SFAS 123R, the Company recorded $5.6 million and $15.2 million of share-based payments in the accompanying consolidated statement of operations for the three and nine month periods ended June 30, 2006, respectively. No amounts relating to the share-based payments have been capitalized. The Company uses the Black-Scholes valuation model for estimating the fair value of the share-based payments granted after the adoption of SFAS 123R with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2006
	Stock Option	Stock	Stock Option	Stock
	Plans	Purchase Plan	Plans	Purchase Plan

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	63.5%	50.0%	63.1%	50.0%
Average risk-free interest rate	5.0%	4.7%	4.7%	4.7%
Expected term (in years)	4.6	0.5	4.6	0.5

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the above assumptions, the weighted average fair values of the options granted under the Company’s stock option plans, shares subject to purchase under the employee stock purchase plan, and Restricted Awards for the three months ended June 30, 2006 were $5.95, $2.74 and $10.7, respectively; and for the nine months ended June 30, 2006 were $5.09, $2.74 and $9.24, respectively.

Based on historical experience the Company has assumed an annualized forfeiture rate of 12% for its stock options, and a 5% forfeiture rate for its Restricted Awards. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee share-based payments under the fair value method of the original SFAS 123. The following table illustrates the pro forma effect on net income (loss) and earnings per share (in thousands, except per-share data):

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$160	$2,299
Add: employee stock-based compensation included in reported net income	580	1,934
Less: employee stock-based compensation under SFAS 123	(2,950)	(8,446)

Net loss, pro forma	$(2,210)	$(4,213)

Earnings (loss) per share:
Basic and diluted, as reported	$0.00	$0.02

Basic and diluted, pro forma	$(0.02)	$(0.04)

During the three months ended June 30, 2005, the weighted-average fair values of the options granted under the Company’s stock option plans, shares subject to purchase under the employee stock purchase plan, and Restricted Awards were $1.67, $0.96 and $3.79, respectively; and for the nine months ended June 30, 2005 these amounts were $1.70, $1.11 and $3.83, respectively. The Company utilized the Black-Scholes valuation model for estimating the fair values with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	June 30, 2005		June 30, 2005
	Stock Option	Stock	Stock Option	Stock
	Plans	Purchase Plan	Plans	Purchase Plan

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	55.0%	55.0%	55.0%	53.0%
Average risk-free interest rate	3.7%	3.0%	3.8%	2.7%
Expected term (in years)	3.5	0.2	3.5	0.3

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under all stock option plans for the nine months ended June 30, 2006:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding as of September 30, 2005	27,114,849	$4.10
Options granted	2,047,164	9.20
Options exercised	(7,261,057)	3.80
Options forfeited	(2,130,920)	5.58

Outstanding as of June 30, 2006	19,770,036	$4.58	5.8 years	$109.0 million

Exercisable as of June 30, 2006	12,353,613	$3.96	5.5 years	$75.4 million

Exercisable as of June 30, 2006 and expected to become exercisable	18,760,579	$4.49	5.5 years	$105.0 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on June 30, 2006 ($10.06) and the exercise price of the underlying options.

During the three and nine month periods ended June 30, 2006, the total intrinsic value of stock options exercised was $6.3 million and $35.0 million, respectively. The unamortized fair value of stock options as of June 30, 2006 was $21.7 million with a weighted average remaining recognition period of 2.3 years.

The table below summarizes activity relating to Restricted Units for the nine months ended June 30, 2006:

	Number of Shares	Aggregate
	Underlying	Intrinsic Value of
	Restricted Units	Restricted Units(1)

Outstanding as of September 30, 2005	849,451
Grants	2,296,848
Vesting	(360,938)
Forfeitures	(71,605)

Outstanding as of June 30, 2006	2,713,756	$27.3 million

Expected to become exercisable	2,524,926	$25.4 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on June 30, 2006 ($10.06) and the exercise price of the underlying Restricted Units.

The intrinsic value of the vested Restricted Units for the three and nine month periods ended June 30, 2006 was $1.1 million and $3.1 million, respectively. The purchase price for vested Restricted Units is $0.001 per share. The weighted average contractual term of the Restricted Units, calculated based on the service-based term of each instrument, is 1.8 years, and when based on the specific terms of each Restricted Unit’s vesting based on the Company’s evaluation of the probability of performance based milestones being met, is 1.4 years.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to Restricted Stock for the nine months ended June 30, 2006:

	Number of
	Shares
	Underlying	Weighted
	Restricted	Average Grant
	Stock	Date Fair Value

Outstanding as of September 30, 2005	1,125,703	$4.60
Grants	9,700	$12.19
Vesting	(211,671)	$5.83
Forfeitures	(11,836)	$3.89

Outstanding as of June 30, 2006	911,896	$4.40

The weighted average contractual term of the Restricted Stock, calculated based on the service-based term of each instrument, is 1.2 years, and when based on the specific terms of each Restricted Stock award’s vesting based on the Company’s evaluation of the probability of performance based milestones, is 1.1 years.

As of June 30, 2006, the unamortized fair value of all Restricted Awards was $20.0 million, and the weighted average remaining recognition period, calculated based on the service-based term of each Restricted Award, is 1.7 years, and when based on the specific terms of each Restricted Award’s vesting based on the Company’s evaluation of the probability of performance based milestones being met, is 1.4 years. 1.7 million shares, or 48%, of the Restricted Awards outstanding as of June 30, 2006 are subject to performance vesting acceleration conditions.

The Company has historically repurchased common stock upon its employees’ vesting in Restricted Awards, in order to allow the employees to cover their tax liability as a result of the Restricted Award(s) having vested. Assuming that the Company repurchased one-third of all vesting Restricted Awards outstanding as of June 30, 2006, such amount approximating a tax rate of its employees, and based on the weighted average recognition period of 1.4 years, the Company would repurchase approximately 0.9 million shares during the twelve month period ending June 30, 2007. In the nine months ended June 30, 2006, the Company repurchased 133,112 shares of common stock at a cost of $1.0 million to cover employees’ tax obligations related to vesting of Restricted Awards.

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

The provision for income taxes for the three and nine months ended June 30, 2006 reflects foreign income and withholding taxes, state income taxes, an increase in the valuation of allowance maintained with respect to net deferred tax assets, and the recognition of a deferred tax liability with respect to the amortization for tax purposes of

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill during a period in which the Company maintained a valuation allowance with respect to its deferred tax assets.

Financial Instruments and Hedging Activities

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recognizes derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. In conjunction with the term loan debt, the Company entered into an interest rate swap and has designated the swap as a cash flow hedge. The Company accounts for the swap contract using the “Short-Cut” method. Changes in the fair value are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements but does not expect that it will have a material impact.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first quarter of fiscal quarter of its fiscal year ended September 30, 2007. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its consolidated financial statements but does not expect that it will have a material impact.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is therefore required to be adopted by the Company in the first quarter of its fiscal year ended September 30, 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated financial statements but does not expect that it will have a material impact.

3.	Acquisition of Dictaphone Corporation

On March 31, 2006, the Company acquired Dictaphone Corporation (“Dictaphone”) in order to expand its portfolio of dictation and speech recognition solutions for the healthcare industry. The total initial purchase price of this acquisition is approximately $365.0 million. The merger has been accounted for as a purchase of a business.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary purchase price allocation as of June 30, 2006 is as follows (in thousands):

Total purchase consideration:
Cash	$359,240
Transaction costs	5,716

Total purchase consideration	$364,956

Allocation of the purchase consideration:
Cash	$5,892
Accounts receivable, net	22,044
Acquired unbilled accounts receivable	47,105
Inventory	4,979
Other current assets	6,766
Property and equipment	14,005
Other assets	4,471
Identifiable intangible assets	155,760
Goodwill	229,566

Total assets acquired	490,588

Accounts payable and accrued expenses	31,446
Accrued business combination costs	2,090
Deferred revenue	27,883
Unearned revenue and customer deposits	45,099
Deferred income tax liabilities	9,908
Pension, postretirement and other liabilities	9,206

Total liabilities assumed	125,632

$364,956

Unbilled accounts receivable primarily consist of amounts established under the provisions of EITF 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree” relating to future expected billings of certain non-cancelable contracts which have been assumed by the Company in connection with its acquisitions. To the extent that the Company assumed legal performance obligations to provide products and/or services as of the date of the acquisition, an amount has been established in unearned revenue and customer deposits for the future recognizable revenue.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the identifiable intangible assets based upon preliminary appraisal and valuation and the respective periods over which customer relationships will be amortized on an accelerated basis where appropriate utilizing anticipated revenues and cash flows from said relationships and the remaining intangibles assets will be amortized on a straight-line basis (in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$105,800	10.0
Existing technology	21,500	6.6
Trade name, subject to amortization	660	4.5

Subtotal	127,960
Trade name, indefinite life	27,800	n/a

Total	$155,760

The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and identifiable assets was recorded as goodwill and amounted to $229.6 million. In accordance with SFAS 142, neither the goodwill nor the identifiable intangible assets with indefinite lives are being amortized but rather they will be tested for impairment as required, at least annually.

4.	Accounts Receivable and Acquired Unbilled Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30,	September 30,
	2006	2005

Accounts receivable	$117,590	$62,672
Unbilled accounts receivable	17,056	17,394

	134,646	80,066
Less — allowances for doubtful accounts	(10,799)	(3,455)
Less — reserves for distributor and reseller accounts receivable (Note 2)	(6,133)	(5,798)
Less — allowances for sales returns (Note 2)	(5,745)	(4,325)

	$111,969	$66,488

Unbilled accounts receivable primarily relate to product revenue earned under royalty-based arrangements for which billing occurs in the month following receipt of the royalty report, and for professional services revenue earned under percentage of completion contracts that have not yet been billed based on the terms of the specific arrangement.

Acquired unbilled accounts receivable consist of amounts established under the provisions of EITF 01-3 and relate to future expected billings of certain non-cancelable contracts which have been assumed by the Company in connection with its accounting for acquisitions. To the extent that the products or services deliverable under these contracts were not delivered as of the date of the acquisition, and therefore relate to future recognizable revenue, an amount is included in unearned revenue and customer deposits relating to the future recognizable revenue. As of June 30, 2006 and September 30, 2005, the acquired unbilled accounts receivable were approximately $30.5 million and $3.1 million, respectively. The increase in account balance is attributable to the acquisition of Dictaphone (Note 3).

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the period ended June 30, 2006, are as follows (in thousands):

Balance as of September 30, 2005	$458,313
Goodwill acquired — Dictaphone acquisition	229,566
Purchase accounting adjustments	3,960
Effect of foreign currency translation	2,379

Balance as of June 30, 2006	$694,218

Intangible assets consist of the following (in thousands):

	At June 30, 2006
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life
				(Years)

Customer relationships	$147,625	$14,835	$132,790	7.1
Technology and patents	89,434	24,682	64,752	5.8
Tradenames and trademarks	8,750	3,858	4,892	6.1
Non-competition agreement	569	201	368	3.5

Subtotal	246,378	43,576	202,802
Tradename, indefinite life	27,800	—	27,800

Total	$274,178	$43,576	$230,602

	At September 30, 2005
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life
				(Years)

Customer relationships	$41,567	$5,701	$35,866	5.6
Technology and patents	67,832	16,771	51,061	7.7
Tradenames and trademarks	8,090	3,132	4,958	9.1
Non-competition agreement	557	92	465	4.7

Total	$118,046	$25,696	$92,350

The gross carrying amount of intangible assets increased $156 million during the first nine months of fiscal 2006 as a result of the acquisition of Dictaphone at the end of second quarter of fiscal 2006 as well as the impact of foreign currency translation.

Amortization expense for the Company’s acquired intangible assets with finite lives was $8.8 million and $17.8 million for the three months and nine months ended June 30, 2006, respectively, versus $2.8 million and

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$10.0 million for the three months and nine months ended June 30, 2005, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2006 (July 1, 2006 to September 30, 2006)	$3,213	$4,351	$7,564
2007	12,850	20,066	32,916
2008	11,582	18,773	30,355
2009	9,790	17,011	26,801
2010	8,876	14,743	23,619
2011	8,240	13,592	21,831
Thereafter	10,201	49,514	59,714

Total	$64,752	$138,050	$202,802

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	September 30,
	2006	2005

Accrued compensation	$17,731	$13,911
Accrued professional fees	4,796	6,169
Accrued acquisition costs and liabilities	3,657	18,233
Accrued sales and marketing incentives	3,786	2,994
Accrued restructuring and other charges (Note 10)	1,497	5,805
Accrued other	20,573	13,041

	$52,040	$60,153

7.	Deferred and Contingent Acquisition Payments

In connection with the Company’s acquisition of ART Advanced Recognition Technologies, Inc. (“ART”) in January 2005, a deferred payment of $16.4 million was payable in December 2005. The Company paid $13.5 million of this obligation in December 2005 and $0.9 million in January 2006. The remaining $2.0 million represents proceeds withheld by the Company to satisfy claims against the former ART shareholders under the purchase agreement. The Company is currently negotiating a resolution of these claims with the former ART shareholders. If the Company’s claims are agreed to, this amount will be reduced from the current liability and from goodwill in future periods.

In connection with the Company’s acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, a deferred payment of $17.5 million is due to the former shareholders of Phonetic in February 2007. The present value of that payment is included in current liabilities in the accompanying consolidated financial statements as of June 30, 2006 and is being accreted to the stated amount through the payment date. In connection with the Phonetic acquisition, the Company also agreed to make contingent payments of up to an additional $35.0 million, if at all, for the achievement of certain performance targets. If any incremental amounts are paid, they will be recorded to goodwill. On June 1, 2006, the Company notified the former shareholders of Phonetic that the performance targets for the first scheduled payment of up to $12.0 million were not achieved. The former shareholders of Phonetic have objected to this determination. The Company and the former shareholders of Phonetic are in the early stages of discussing this matter.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Company’s acquisition of Brand & Groeber Communications GbR (“B&G”) in September 2004, the Company may be required to pay up to an additional 5.5 million Euros based on the achievement of certain performance targets through January 2007 (approximately $6.9 million based on exchange rates at June 30, 2006). If any incremental amounts are paid, they will be recorded to goodwill.

8.	Pension and Other Postretirement Benefit Plans

In connection with the acquisition of Dictaphone on March 31, 2006, the Company assumed certain defined benefits (pension) and postretirement benefit obligations. Therefore, the Company now sponsors defined benefits plans which provide certain retirement and death benefits for qualifying employees in the United Kingdom and Canada. Additionally, the Company provides certain post-retirement health care and life insurance benefits, which consist of a fixed subsidy, for qualifying employees in the United States and Canada.

The following table represents the components of the net periodic benefit cost associated with the respective plans for the three and nine months ended June 30, 2006:

	Pension	Other
	Benefits	Benefits

Service cost	$62	$22
Interest Cost	286	14
Amortization of net (gain) loss	—	—
Expected return on plan assets	(289)	—
Amortization of prior service cost	—	—

Net period benefit cost	$59	$36

The Company expects to make annual pension and post-retirement benefit payments of approximately $0.8 million for the remainder of fiscal 2006 and approximately $1.9 million for each of the years ended September 30, 2007, 2008, 2009 and 2010, respectively, and $6.8 million, in total, for the five-years ended September 30, 2011 through 2015.

9.	Credit Facilities and Debt

Credit Facilities

On March 31, 2006 the Company entered into a new senior secured credit facility (the “Credit Facility”). The Credit Facility consists of a $355.0 million 7-year term loan which matures on March 31, 2013 and a $75.0 million revolving credit line which matures on March 31, 2012. The available revolving credit line is reduced, as necessary, to account for certain letters of credit outstanding. As of June 30, 2006, there were $11.9 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

Borrowings under the new Credit Facility bear interest at a rate equal to the applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of UBS AG, Stamford Branch, and (2) the federal funds rate plus 0.50% or (b) a LIBOR rate determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars appearing on the applicable Telerate screen for the interest period relevant to such borrowing adjusted for certain additional reserves. The initial applicable margin for borrowings under the Credit Facility was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced subject to the Company attaining certain leverage ratios. Interest is payable monthly. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the revolving credit line in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction upon attainment of certain leverage ratios.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company capitalized approximately $9.0 million in debt issuance costs related to the opening of the Credit Facility. These costs are being amortized as interest expense on a straight-line basis over six years, through March 2012, which is the maturity date of the revolving line under the Credit Facility. These debt issuance costs, net of accumulated amortization of $0.4 million, are included in other assets in the consolidated balance sheet as of June 30, 2006.

The $355.0 million term loan is subject to repayment consisting of a baseline amortization of 1% per annum ($3.55 million per year, due in four equal quarterly installments), and an annual excess cash flow sweep, as defined in the Credit Facility, which will be first payable beginning in the first quarter of fiscal 2008. As of June 30, 2006, we paid $0.9 million under the term loan agreement. Any borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that the Company may make, will be repaid upon maturity. If only the baseline repayments are made, the aggregate annual maturities of the term loan would be as follows (in thousands):

Year Ending September 30,	Amount

2006 (July 1, 2006 to September 30, 2006)	$888
2007	3,550
2008	3,550
2009	3,550
2010	3,550
2011	3,550
Thereafter	335,475

Total	$354,113

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

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to: incur additional indebtedness, create liens on assets, enter into certain sale and lease-back transactions, make investments, make certain acquisitions, sell assets, engage in mergers or consolidations, pay dividends and distributions or repurchase the Company’s capital stock, engage in certain transactions with affiliates, change the business conducted by the Company and its subsidiaries, amend certain charter documents and material agreements governing subordinated indebtedness, prepay other indebtedness, enter into agreements that restrict dividends from subsidiaries and enter into certain derivatives transactions. The Credit Facility is governed by financial covenants that include, but are not limited to, maximum total leverage and minimum interest coverage ratios, as well as to a maximum capital expenditures limitation. The Credit Facility also contains certain customary affirmative covenants and events of default. As of June 30, 2006, the Company was in compliance with the covenants under the Credit Facilities agreement.

The Company historically maintained a Loan and Security Agreement with Silicon Valley Bank (the “Bank”) which was initiated on October 31, 2002, and was amended several times, most recently in December 2005. This agreement expired on March 31, 2006.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Debenture

On January 30, 2003, the Company issued a $27.5 million three-year, zero-interest convertible subordinated debenture to Royal Philips Electronics Speech Processing Technology and Voice Control business unit (“Philips”) as partial consideration for certain assets the Company acquired from Philips. On January 30, 2006, Philips exercised its right to convert the note into 4,587,333 shares of the Company’s common stock at the conversion price of $6.00 per share, in full satisfaction of all amounts due.

10.	Financial Instruments and Hedging Activities

On March 31, 2006, the Company entered into an interest rate swap with a notional value of $100 million (the “Interest Rate Swap”). The Interest Rate Swap was entered into as a hedge of the new Credit Facility as discussed in Note 9 to effectively change the characteristics of the interest rate without actually changing the debt instrument. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. At its inception, the Company formally documented the hedging relationship and has determined that the hedge is perfectly effective and designated it as a cash flow hedge of the Credit Facility as defined by SFAS 133. The Interest Rate Swap will hedge the variability of the cash flows caused by changes in U.S. dollar LIBOR interest rates. The swap was marked to market at each reporting date. The fair value of the Interest Rate Swap at June 30, 2006 was $0.7 million and was included in other assets. Changes in the fair value of the cash flow hedge are reported in stockholders’ equity as a component of accumulated other comprehensive income (loss).

11.	Accrued Business Combination Costs

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

Included in the Company’s determination of the fair value of the obligations are assumptions relating to estimated sublease income. In addition, for those facilities that were abandoned by the acquired companies prior to the acquisition date, the gross payments have been discounted in calculating the fair value of the obligation as of the date of acquisition, and the discount is being accreted through expected maturity. As of June 30, 2006, the total gross payments due from the Company to the landlords of the facilities is $90.8 million. This is reduced by $22.0 million of estimated sublease income and a $7.1 million present value discount. These obligations extend through February 2016.

In addition to the facilities accrual, the Company has an obligation relating to certain incentive compensation payments to former employees of the acquired companies whose positions have been eliminated in connection with the combination. These payments are expected to be made in fiscal 2006.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accrued business combination costs are as follows (in thousands):

	Lease Exit	Employee
	Costs	Related	Total

Balance at September 30, 2005	$69,863	$2,136	$71,999
Charged to goodwill	167	1,557	1,724
Charged to interest expense	1,772	—	1,772
Cash payments, net of sublease receipts	(10,107)	(3,041)	(13,148)

Balance at June 30, 2006	$61,695	$652	$62,347

12.	Restructuring and Other Charges

In the first quarter of fiscal 2005, a plan of restructuring relating to the elimination of ten employees was enacted. In June 2005, the Company initiated the process of consolidating certain operations into its new corporate headquarters facility in Burlington, Massachusetts. In addition, at various times during the third fiscal quarter, the Company committed to pursuing the closure and consolidation of certain other domestic and international facilities. As a result of these initiatives, the Company recorded restructuring charges in its third quarter of fiscal 2005 totaling approximately $2.1 million. In September 2005, in connection with the acquisition of Former Nuance, the Company committed to a plan of restructuring of certain of its personnel and facilities. Under this plan of restructuring, the Company accrued $2.5 million relating to the elimination of approximately 40 personnel, mainly in research and development and sales and marketing. Additionally, certain of its facilities were selected to be closed, resulting in an accrual of $2.0 million for future committed facility lease payments, net of assumed sublease income, and $0.2 million in property and equipment were written off. The restructuring charges taken in the fourth quarter of fiscal 2005 were related to the Company’s historical personnel and facilities. As discussed in Note 11, costs to be incurred due to eliminating any personnel or facilities usage of each of Former Nuance and Dictaphone were recorded as assumed liabilities as of the dates of each acquisition.

During the second quarter of fiscal 2006, the Company recorded an adjustment to its prior restructuring charges of $1.3 million. The adjustment reflected a more favorable sublease terms related to one of the facilities included in the 2005 restructuring plan.

The following table sets forth the activity relating to the restructuring accruals in the nine month period ended June 30, 2006 (in thousands):

	Lease Exit	Employee
	Costs	Related	Total

Balance at September 30, 2005	$4,019	$1,786	$5,805
Net reversal of prior restructuring charges	(1,181)	(52)	(1,233)
Cash payments, net of sublease receipts	(1,970)	(1,105)	(3,075)

Balance at June 30, 2006	$868	$629	$1,497

A significant portion of the remaining employee related accrual as of June 30, 2006 will be paid in fiscal 2006. The accrual as of June 30, 2006 for lease exit costs is composed of gross payments of $4.0 million, offset by estimated sublease payments of $3.1 million. The gross value of the lease exit costs will be paid out approximately as follows: $0.4 million in the remainder of fiscal 2006 and $0.5 million per annum through the middle of fiscal 2013. The gross payment obligations are included in the operating lease commitments disclosed in Note 14.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock Repurchases

In the nine months ended June 30, 2006, the Company repurchased and placed into treasury stock 133,112 shares of common stock at a cost of $1 million to cover employees’ tax obligations related to vesting of restricted stock. The Company intends to use the repurchased shares for its employee stock plans and for potential future acquisitions. As of June 30, 2006 and September 30, 2005 the Company had repurchased a total of 2,979,973 and 2,846,861 shares, respectively, under various repurchase programs.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Warrants

In fiscal 2005 the Company issued several warrants for the purchase of its common stock. Warrants were issued to Warburg Pincus as described above. Additionally, on November 15, 2004, in connection with the acquisition of Phonetic Systems Ltd. (“Phonetic”), the Company issued unvested warrants to purchase 750,000 shares of its common stock at an exercise price of $4.46 per share that will vest, if at all, upon the achievement of certain performance targets. The initial valuation of the warrants occurred upon closing of the Phonetic acquisition, February 1, 2005, and was treated as purchase consideration in accordance with EITF 97-8, “Accounting for Contingent Consideration Issued in a Purchase Business Combination.” Based on its review of EITF 00-19, the Company has determined that the warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheet.

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

Operating Leases

The Company has various operating leases for office space around the world. In connection with many of its acquisitions the Company assumed facility lease obligations. Among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 11). Additionally, certain of the Company’s lease obligations have been included in various restructuring charges, and are included in the Company’s balance sheet as accrued expenses (Note 12). The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of June 30, 2006 (in thousands):

Total Gross
Year Ending September 30,	Commitment

2006 (July 1, 2006 to September 30, 2006)	$5,272
2007	20,745
2008	20,973
2009	20,941
2010	19,505
2011	19,211
Thereafter	41,614

Total	$148,261

At June 30, 2006, the Company has sub-leased certain of the office space that is included in the above table to third parties. Total sub-lease income under contractual terms is $16.6 million, which ranges from $1.5 million to $1.9 million on an annualized basis through February 2016.

In connection with certain of its acquisitions, the Company assumed certain financial guarantees that the acquired companies had committed to the landlords of certain facilities. These financial guarantees consist of standby letters of credit outstanding which are covered by the Credit Facility or are secured by certificates of deposit. The total financial guarantees were $17.8 million of which $5.9 million was secured by cash deposits and was classified as restricted cash in other assets as of June 30, 2006.

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

On May 31, 2006 GTX Corporation (“GTX”), filed an action against the Company in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, GTX alleged that the Company was infringing United States Patent No. 7,016,536 entitled “Method and Apparatus for Automatic Cleaning and Enhancing of Scanned Documents.” The Company believes these claims have no merit, and it intends to defend the actions vigorously.

On May 18, 2005, Former Nuance received a copy of a complaint naming Former Nuance and the members of the board of directors as defendants in a lawsuit filed on May 13, 2005, in the Superior Court of the State of California, County of San Mateo, by Mr. Frank Capovilla, on behalf of himself and, purportedly, the holders of

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15.	Segment and Geographic Information and Significant Customers

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

United States	$86,616	$38,245	$184,278	$112,709
International	26,480	18,569	76,099	57,796

Total	$113,096	$56,814	$260,377	$170,505

The following table presents revenue information for principal product lines, which do not constitute separate segments (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Speech	$91,488	$40,828	$205,372	$120,841
Imaging	21,608	15,986	55,005	49,664

Total	$113,096	$56,814	$260,377	$170,505

A distribution and fulfillment partner, Ingram Micro, accounted for 7% and 11% of total revenue for the nine months ended June 30, 2006 and 2005, respectively. No customer accounted for 10% or more of accounts receivable as of June 30, 2006 or September 30, 2005.

The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	June 30,	September 30,
	2006	2005

United States	$879,808	$520,719
International	100,265	69,704

Total	$980,073	$590,423

16.	Pro Forma Results

The following table reflects unaudited pro forma results of operations of the Company assuming that the Rhetorical Systems, Ltd., ART Advanced Recognition Technologies, Inc., Phonetic Systems Ltd., Former Nuance and Dictaphone acquisitions had occurred on October 1, 2004 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	$113,096	$110,025	$342,397	$334,419
Net loss	(9,400)	(21,618)	(41,929)	(48,590)
Net loss per basic and diluted share	$(0.06)	$(0.20)	$(0.25)	$(0.33)

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of this period.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Related Parties

At September 30, 2005, a member of the Company’s Board of Directors was a senior executive at Convergys Corporation. In October 2005, the member of the Company’s Board of Directors discontinued his affiliation with Convergys, and as a result, Convergys is no longer a related party. The Company and Convergys have entered into multiple non-exclusive agreements in which Convergys resells the Company’s software. Revenues from Convergys during the three and nine months ended June 30, 2006 were not material.

A member of the Company’s Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides professional services to the Company. For the nine months ended June 30, 2006 and for the fiscal year 2005, Wilson Sonsini Goodrich & Rosati invoiced the Company approximately $2.9 million and $2.6 million, respectively, for professional services provided. Approximately $1.9 million and $2.5 million was outstanding or accrued to Wilson Sonsini Goodrich & Rosati as of June 30, 2006 and September 30, 2005, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to, the risks described in “Risk Factors” starting on page 43 and elsewhere in this Quarterly Report.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

OVERVIEW

We offer businesses and consumers competitive and value-added speech, dictation and imaging solutions that facilitate the way people access, share, manage and use information in business and daily life. Our speech technologies enable voice-activated services over a telephone, transform speech into written word, and permit the control of devices and applications by simply speaking. With the addition of Dictaphone, we expanded our speech technologies in automatic conversion of voice reports into electronic patient reports for a wide range of users in the transcription and healthcare industry. We expect our recent acquisition of Dictaphone to significantly expand our reach into the healthcare industry. Our imaging solutions eliminate the need to manually reproduce documents, automate the integration of documents into business systems, and enable the use of electronic documents and forms within database, Internet, mobile and other business applications. Our software is delivered as part of a larger integrated system, such as systems for customer service call centers, or as an independent application, such as dictation, medical transcription, document or PDF conversion, navigation systems in automobiles or digital copiers on a network. In select situations we sell or license intellectual property in conjunction with or in place of embedding our intellectual property in software. Our products and technologies deliver a measurable return on investment to our customers and our goal is to help our customers optimize productivity and reduce costs.

We operate in more than 70 countries and market and distribute our products to businesses and consumers indirectly through a global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors, and directly through a dedicated direct sales force and our e-commerce website (www.nuance.com). The value of our solutions is best realized in vertical markets that are information and process intensive, such as healthcare, telecommunications, financial services, legal and government.

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

Nuance was incorporated in 1992 as Visioneer, Inc. In 1999, we changed our name to ScanSoft, Inc. and changed our ticker symbol to SSFT. In October 2005, we changed our name to Nuance Communications, Inc., and in November 2005 we changed our ticker symbol to NUAN. From our founding until 2001, we focused exclusively on delivering imaging solutions that simplified converting and managing information as it moved from paper formats to electronic systems. In December 2001, we entered the speech market through the acquisition of the Speech & Language Technology Business from Lernout & Hauspie. We believed speech solutions were a natural complement to our imaging solutions as both are developed, marketed and delivered through similar resources and channels. We continue to execute against our strategy of being the market leader in speech through the organic growth of our business as well as through strategic acquisitions. In prior fiscal years, we have completed a number of acquisitions, including the following significant transactions:

•	On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units to expand our solutions for speech in call centers and within automobiles and mobile devices.

•	On August 11, 2003, we acquired SpeechWorks International, Inc. to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

•	On February 1, 2005, we acquired Phonetic Systems Ltd. to complement our solutions and expertise in automated directory assistance and enterprise speech applications.

•	On September 15, 2005, we acquired the former Nuance Communications, Inc., which we referred to as Former Nuance, to expand our portfolio of technologies, applications and services for call center automation, customer self service and directory assistance.

On March 31, 2006, we completed the acquisition of Dictaphone Corporation, a leading healthcare information technology company, for approximately $365 million in cash including transaction costs paid or accrued. Dictaphone provides a broad range of digital dictation, transcription, and report management system solutions. To partially finance our acquisition of Dictaphone, we entered into a new senior secured credit facility which consists of a $355.0 million 7-year term loan and a $75.0 million six-year revolving credit line.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition; the costs to complete the development of custom software applications and valuation allowances (specifically sales returns and other allowances); accounting for patent legal defense costs; the valuation of goodwill, other intangible assets and tangible long-lived assets; estimates used in the accounting for acquisitions; assumptions used in valuing stock-

based compensation instruments; assumptions used in determining the obligations and assets relating to pension and post-retirement benefit plans; judgment with respect to interest rate swaps which are characterized as derivative instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

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

OVERVIEW OF RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the periods indicated:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenue:
Product and licensing	53.5%	72.1%	62.3%	73.5%
Maintenance	24.3	5.7	16.5	5.6
Professional services, subscription and hosting	22.2	22.2	21.2	20.9

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product and licensing	7.6	8.4	7.0	8.7
Cost of maintenance	5.5	2.4	3.8	1.9
Cost of professional services, subscription and hosting	17.5	15.7	16.1	15.4
Cost of revenue from amortization of intangible assets	2.2	3.1	2.8	4.3

Gross Margin	67.2	70.4	70.3	69.7

Research and development	14.6	17.4	15.9	17.2
Sales and marketing	32.2	33.2	34.6	33.6
General and administrative	13.3	13.5	15.6	12.7
Amortization of other intangible assets(1)	5.6	1.9	4.0	1.6
Restructuring and other charges (credits), net(2)	0.1	3.7	(0.5)	1.6

Total operating expenses	65.8	69.7	69.6	66.7

Income from operations	1.4	0.7	0.7	3.0
Other income (expense), net	(6.1)	0.2	(3.1)	(0.3)

Income (loss) before income taxes	(4.7)	0.9	(2.4)	2.7
Provision for income taxes	3.7	0.6	3.3	1.4

Income (loss) before cumulative effect of accounting change	(8.4)	0.3	(5.7)	1.3
Cumulative effect of accounting change	—	—	(0.3)	—

Net income (loss)	(8.4)%	0.3%	(6.0)%	1.3%

(1)	See Note 5 of Notes to Consolidated Financial Statements.

(2)	See Note 10 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

We derive our revenue from the sale and licensing of technology, and related professional services and maintenance. We market and sell our speech, dictation and imaging solutions as technologies to be integrated within a system or device, as packaged software applications and as hosted software services. Our speech solutions are used in a variety of applications where people can use the human voice to interact with information systems and devices and make user experiences more compelling. Our dictation and transcription solutions allow healthcare facilities, businesses, and individuals to convert spoken word into text and data within a variety of applications. Our imaging solutions help businesses save time and money by automatically converting paper documents and PDF files into editable and usable digital business documents that can be easily archived, retrieved and shared.

In fiscal 2006, stock-based compensation includes the amortization of the fair value of share-based payments made to employees and our Board of Directors, under the provisions of SFAS 123R, which we adopted on October 1, 2005 (see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q). These share-based payments are in the form of stock options and purchases under our employee stock purchase plan, as well as to our issuance of restricted common shares and units. The fair value of share-based payments are recognized as an expense as the underlying instruments vest. To facilitate comparative review of our operations between the fiscal 2006 and fiscal 2005 periods, we have provided each cost and expense line with and without the amounts recorded in each period relating to stock-based compensation.

Total Revenue

On September 15, 2005 and March 31, 2006, we acquired Former Nuance and Dictaphone, respectively. These two acquisitions have had a significant impact on our operations and enhanced our portfolio of technologies, applications and services for call center automation, customer self service, directory assistance and dictation and transcription solutions for the healthcare industry.

The following table shows total revenue by geographic locations in absolute dollars and percentage change (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

United States	$86,616	$38,245	$48,371	126%	$184,354	$112,709	$71,645	64%
International	26,480	18,569	7,911	43%	76,023	57,796	18,227	32%

Total revenue	$113,096	$56,814	$56,282	99%	$260,377	$170,505	$89,872	53%

In the three month periods ended June 30, 2006 and 2005, 77% and 67% of revenues were generated in the United States and 23% and 33% were generated Internationally, respectively. The increase in percentage of revenue generated in the United States is primarily due to the concentration of sales of the Former Nuance and Dictaphone products which derived a significantly higher proportion of their revenue in the United States.

In the nine month periods ended June 30, 2006 and 2005, 71% and 66% of revenues were generated in the United States, and 29% and 34% were generated Internationally, respectively. The increase in percentage of revenue generated in the United States is primarily due the concentration of sales of the Former Nuance and Dictaphone products which derive a significantly higher proportion of their revenue in the United States.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our speech and imaging products. The following table shows product and licensing revenue in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Product and licensing revenue	$60,535	$40,958	$19,577	48%	$162,271	$125,380	$36,891	29%
As a percentage of total revenue	53.5%	72.1%			62.3%	73.5%

The growth in product and licensing revenue for the three months ended June 30, 2006, as compared to the same period in fiscal 2005, is primarily due to increase in sales and licensing of our speech products which increased by $13.8 million or 54% and resulted from increased sales of our network products, including contributions from the products acquired through the acquisition of the Former Nuance, our embedded products and IP, and our dictation and transcription product line into the healthcare market, including contributions from the products acquired through the acquisition of Dictaphone. Imaging product and license revenues increased by $5.8 million or 37.4%

due to increased sales in our PDF product family, by the May 2006 release of Paperport 11 and imaging IP. Our speech and imaging revenue is benefiting from our efforts to generate additional revenue from our portfolio of IP. The company intends to continue these efforts, including through the legal defense of our patents, and expects to realize additional revenues in future quarters.

For the nine months ended June 30, 2006, as compared to the same period in fiscal 2005, product and licensing growth was driven by speech products which grew $30.7 million or 39%. The increase was driven primarily from increase in sales of our network products, including contributions from the products acquired through the acquisition of Former Nuance, our dictation and transcription products into the healthcare market, including contributions from the products acquired through the acquisition of Dictaphone, and embedded products. Imaging product and license revenue increased by $6.2 million or 13% primarily due to increased sales in our PDF product family, IP, and Omni Page.

Maintenance Revenue

Maintenance revenue primarily consists of technical support and maintenance service for our speech products including network, embedded and dictation and transcription products. The following table shows maintenance revenue in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Maintenance revenue	$27,462	$3,227	$24,235	751%	$43,035	$9,629	$33,406	347%
As a percentage of total revenue	24.3%	5.7%			16.5%	5.6%

The $24.2 million increase in maintenance revenue for the three months ended June 30, 2006, as compared to the same period in fiscal 2005, was almost exclusively due to an increase in maintenance for speech customers, principally due to dictation and transcription maintenance contracts generally acquired through our acquisition of Dictaphone, and increased contracts with our network customers, including maintenance contracts acquired through the acquisition of Former Nuance.

The $33.4 million increase in maintenance revenue for the nine months ended June 30, 2006, as compared to the same period in fiscal 2005, was almost exclusively due to an increase in maintenance for speech customers, principally due to dictation and transcription maintenance contracts generally acquired through our acquisition of Dictaphone, and increased contracts with our network customers, including maintenance contracts acquired through the acquisition of Former Nuance.

Professional Services, Subscription and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for speech customers. Subscription and hosting revenue primarily relates to delivering hosted and on-site directory assistance and transcription and dictation services over a specified term. The following table shows professional services, subscription and hosting revenue in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Professional services, subscription and hosting revenue	$25,099	$12,629	$12,470	99%	$55,071	$35,496	$19,575	55%
As a percentage of total revenue	22.2%	22.2%			21.2%	20.9%

The growth in professional services, subscription and hosting revenue for the three months ended June 30, 2006, as compared to the same period in fiscal 2005, was driven by additional subscription and hosting revenue for directory assistance and healthcare customers including contributions from the products acquired through the acquisition of Dictaphone, additional dictation and transcription professional services and an increase in our legacy Nuance business

The growth in professional services, subscription and hosting revenue for the nine months ended June 30, 2006, as compared to the same period in fiscal 2005, was driven by additional subscription and hosting revenue for directory assistance and healthcare customers including contributions from the products acquired through the acquisition of Dictaphone, additional dictation and transcription professional services and increase in our legacy Nuance business

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs, and also third-party royalty expenses. The following table shows cost of product and licensing revenue including and excluding the cost of product and licensing revenue attributable to stock-based compensation, in absolute dollars and as a percentage of product and licensing revenue (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Cost of product and licensing revenue	$8,553	$4,782	$3,771	79%	$18,290	$14,769	$3,521	24%
Stock-based compensation	17	4	13	325%	65	9	56	622%
Cost of product and licensing revenue, excluding stock-based compensation	8,536	4,778	3,758	79%	18,225	14,760	3,465	23%
As a percentage of product and licensing revenue, excluding stock-based compensation	14.1%	11.7%			11.2%	11.8%

The increase in cost of product and licensing revenue for the three months ended June 30, 2006, as compared to the same period in fiscal 2005, was primarily attributable to our increased volume of products and licensing. Our cost of product and licensing revenue as a percentage of product and licensing revenue increased by 2.4% and is primarily due to the introduction of Dictaphone products which have lower margins.

The increase in cost of product revenue for the nine months ended June 30, 2006, as compared to the same period in fiscal 2005, was primarily attributable to our increased volume of products and licensing. Our cost of product revenue as a percentage of product and licensing revenue remained relatively flat.

Cost of Maintenance Revenue

Cost of maintenance revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance revenue including and excluding the cost of maintenance revenue attributable to stock-based compensation, in absolute dollars and as a percentage of maintenance revenue (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Cost of maintenance revenue	$6,223	$1,363	$4,860	357%	$9,871	$3,293	$6,578	200%
Stock-based compensation	186	3	183	6,100%	298	5	293	5,860%
Cost of maintenance revenue, excluding stock-based compensation	6,037	1,360	4,677	344%	9,573	3,288	6,285	191%
As a percentage of maintenance revenue, excluding stock-based compensation	22.0%	42.1%			22.2%	34.1%

The increase in cost of maintenance revenue for the three months ended June 30, 2006, as compared to the same period in fiscal 2005, was attributable to resources added to support the Dictaphone and Former Nuance customers. While the gross costs increased, our margins improved significantly because the dictation maintenance business earns significantly higher margins, and to a lesser extent to the addition of Former Nuance. We were able to realize synergies from the combination of our pre-existing and acquired product lines and significantly reduced spending on outside services as we reached full internal staffing levels. The combination of these activities resulted in a 20.1% improvement in the margin for maintenance revenue.

The increase in cost of maintenance revenue for the nine months ended June 30, 2006, as compared to the same period in fiscal 2005, was mainly attributable to resources added to support the Dictaphone and Former Nuance customers. While the gross costs increased, our margins improved significantly because the dictation maintenance business earns significantly higher margins, and to a lesser extent to the addition of Former Nuance. We were able to realize synergies from the combination of our pre-existing and acquired product lines and we significantly reduced spending on outside services as we reached full internal staffing levels. The combination of these activities resulted in a 11.9% improvement in the margin for maintenance revenue.

Cost of Professional Services, Subscription and Hosting Revenue

Cost of professional services, subscription and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead. The following table shows cost of revenue including and excluding the cost of revenue attributable to stock-based compensation, in absolute dollars and as a percentage of professional services, subscription and hosting revenue (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Cost of professional services, subscription and hosting revenue	$19,824	$8,899	$10,925	123%	$41,846	$26,295	$15,551	59%
Stock-based compensation	490	22	468	2,127%	1,199	75	1,124	1,499%
Cost of professional services , subscription and hosting revenue, excluding stock-based compensation	19,334	8,877	10,457	118%	40,647	26,220	14,427	55%
As a percentage of professional services, subscription and hosting revenue, excluding stock-based compensation	77%	70.3%			73.8%	73.9%

The increase in cost of professional services, subscription and hosting for the three months ended June 30, 2006, as compared to the same period in fiscal 2005, was primarily attributable to the increase in sales of our professional, subscription and hosting services. Our cost of services as a percentage of the professional services, subscription and hosting revenue improved slightly as we realized synergies from acquisitions and increased utilization of existing resources.

The increase in cost of professional services, subscription and hosting for the nine months ended June 30, 2006, as compared to the same period in fiscal 2005, was primarily attributable to the increase in sales of our professional, subscription and hosting services. Our cost of services as a percentage of the professional services, subscription and hosting revenue remained relatively flat.

Cost of Revenue from Amortization of Intangible Assets

Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology over their estimated useful lives. The following table shows cost of revenue from amortization of intangibles assets in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Cost of revenue from amortization of intangible assets	$2,468	$1,752	$716	41%	$7,419	$7,260	$159	2%
As a percent of total revenue	2.2%	3.1%			2.8%	4.3%

The increase in cost of revenue from amortization of intangible assets for the three months ended June 30, 2006, as compared to the same period in fiscal 2005, was attributable to the technologies acquired in connection with our acquisitions of Dictaphone and Former Nuance adding additional amortization expense of $1.5 million during the period, offset in part by the cessation of the amortization of technology and patents that was established in connection with our acquisitions consummated in 1999 and 2000.

Cost of revenue from amortization of intangible assets for the nine months ended June 30, 2006, as compared to the same period in fiscal 2005, was primarily flat. This was attributable to the technologies acquired in connection with our acquisitions of Dictaphone and Former Nuance adding additional amortization expense of $2.9 million during the period, offset in part by the cessation of the amortization of technology and patents that was established in connection with our acquisitions consummated in 1999 and 2000.

Research and Development Expense

Research and development expense consists primarily of salary, benefits and overhead relating to our engineering staff. The following table shows research and development expense including and excluding the research and development expense attributable to stock-based compensation, in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Total research and development expense	$16,457	$9,891	$6,566	66%	$41,516	$29,291	$12,225	42%
Stock-based compensation	1,097	$(97)	1,194	(1,231)%	3,157	67	3,090	4,612%
Research and development expense, excluding stock-based compensation	15,360	$9,988	5,372	54%	38,359	29,224	9,135	31%
As a percentage of total revenue, excluding stock-based compensation	13.6%	17.6%			14.7%	17.1%

The increase in research and development expense for the three months ended June 30, 2006, as compared to the same period in fiscal 2005, was driven primarily by salaries and related facilities costs associated with increased headcount from 362 employees as of June 30, 2005 to 436 employees as of June 30, 2006. These headcount increases are primarily a result of additional employees added through the acquisitions of Dictaphone and Former Nuance. While continuing to increase in absolute dollars, this investment has decreased slightly relative to our total revenue. This decrease in expense as a percentage of total revenue reflects relative synergies following previous acquisitions.

The increase in research and development expense for the nine months ended June 30, 2006, as compared to the same period in fiscal 2005, was driven primarily by salaries and related facilities costs associated with increased headcount from 362 employees as of June 30, 2005 to 436 employees as of June 30, 2006. These headcount increases are primarily a result of additional employees added through the acquisitions of Dictaphone and Former Nuance. While continuing to increase in absolute dollars, this investment has decreased slightly relative to our total revenue. This decrease in expense as a percentage of total revenue reflects relative synergies following previous acquisitions.

We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we plan to continue to invest in research and development activities. To date, we have not capitalized any internal development costs as the cost incurred after technological feasibility but before release of product has not been significant.

Sales and Marketing Expense

Sales and marketing expense include salaries and benefits, commissions, costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense including and excluding the sales and marketing expense attributable to stock-based compensation, in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Total sales and marketing expense	$36,474	$18,866	$17,608	93%	$90,159	$57,353	$32,806	57%
Stock-based compensation	2,081	199	1,882	946%	4,836	560	4,276	764%
Sales and marketing expense, excluding stock-based compensation	34,393	18,667	15,726	84%	85,323	56,793	28,530	50%
As a percent of total revenue, excluding stock-based compensation	30.4%	32.9%			32.6%	32.7%

The increase in sales and marketing expenses for the three months ended June 30, 2006, as compared to the same period in fiscal 2005, was largely attributable to salaries and other variable costs, including commissions and travel expenses relating to an additional 147 sales employees and 22 marketing employees. Many of these additional employees resulted from our acquisitions of Dictaphone and Former Nuance. The remaining increase in current period expense was mainly related to increase in marketing spending of $4.1 million for new products including Paperport 11 released on May 16, 2006 and Dragon NaturallySpeaking 9 released on July 18, 2006 as well as additional marketing spending for the products of Dictaphone and Former Nuance.

The increase in sales and marketing expense for the nine months ended June 30, 2006, as compared to the same period in fiscal 2005, was largely attributable to salaries and other variable costs, including commissions and travel expenses relating to an additional 147 sales employees and 22 marketing employees. Many of these additional employees resulted from our acquisitions of Dictaphone in fiscal 2006 and Former Nuance in fiscal 2005. The remaining increase was also attributable to additional marketing spending for new products releases as well as products of Dictaphone and Former Nuance.

General and Administrative Expense

General and administrative expenses primarily consist of personnel costs, (including overhead), for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense including and excluding the general and administrative expense attributable to stock-based compensation, in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Total general and administrative expenses	$15,018	$7,686	$7,332	95%	$40,571	$21,714	$18,857	87%
Stock-based compensation	1,682	449	1,233	275%	4,969	1,218	3,751	308%
General and administrative expenses, excluding stock-based compensation	13,336	7,237	6,099	85%	35,602	20,496	15,106	74%
As a percentage of total revenue, excluding stock-based compensation	11.8%	12.7%			13.7%	12.0%

The increase in general and administrative expenses for the three months ended June 30, 2006, as compared to the same period in fiscal 2005, was driven primarily by the acquisition of Dictaphone adding additional expense of $3.8 million including non recurring transition costs of $1.9. The increase also includes $2.0 million of compensation related expenses due to increased headcount and external contractors in the finance, human resources, legal and other general and administrative functions. Infrastructure costs increased approximately $0.8 million due primarily to an increase in asset depreciation.

The increase in general and administrative expense for the nine months ended June 30, 2006, as compared to the same period in fiscal 2005, was due mainly to an additional $6.6 million of compensation related expenses in finance, human resources, legal and other general and administrative functions. Professional services growth was due primarily to a $3.6 million increase in legal expenses. With the addition of Dictaphone, our general and administrative expenses increased $3.8 million including non recurring transition costs of $1.9 million.

Amortization of Other Intangible Assets

Amortization of other intangible assets into operating expense includes amortization of acquired customer and contractual relationships, non-competition agreements and acquired trade names and trademarks. These assets are amortized into expense over their estimated useful lives. The following table shows amortization of other intangible assets in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Amortization of other intangible assets	$6,377	$1,083	$5,294	489%	$10,361	$2,731	$7,630	279%
As a percent of total revenue	5.6%	1.9%			4.0%	1.6%

The increase in amortization of other intangible assets for the three months ended June 30, 2006, as compared to the same period in fiscal 2005, relates to incremental amortization arising from our acquisitions consummated in fiscal 2005 and fiscal 2006 primarily attributable to the acquisitions of Dictaphone and Former Nuance adding additional amortization expense of $4.5 million during the period.

The increase in amortization of other intangible assets for the nine months ended June 30, 2006, as compared to the same period in fiscal 2005, relates to incremental amortization arising from our acquisitions consummated in fiscal 2005 and fiscal 2006 primarily attributable to the acquisitions of Dictaphone and Former Nuance adding additional amortization expense of $6.3 million during the period.

Restructuring and Other Charges (Credits), Net

The following table shows restructuring and other charges (credits), net in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Restructuring and other charges, net	$67	$2,080	$(2,013)	(97)%	$(1,233)	$2,739	$(3,972)	(145)%
As a percent of total revenue	0.1%	3.7%			(0.5)%	1.6%

In the first quarter of fiscal 2005 we incurred the restructuring charges as result of a plan of restructuring to eliminate ten employees. We had no such restructuring charge in the comparable fiscal 2006 periods, but we have had a number of restructuring and other charges recorded over our history, discussed more fully at Note 12, Restructuring and Other Charges, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended June 30, 2006, we recorded a $1.3 million reduction to existing restructuring reserves as a result of a more favorable improved sublease terms related to one of the facilities associated with the 2005 restructuring plan. The amount was offset by a small increase in reserves mainly related to severance-related restructuring expenses recorded during the third quarter of fiscal 2006.

The following table sets forth the activity relating to the restructuring accruals in the nine month period ended June 30, 2006 (in thousands):

	Lease Exit	Employee
	Costs	Related	Total

Balance at September 30, 2005	$4,019	$1,786	$5,805
Net reversal of prior restructuring charges	(1,181)	(52)	(1,233)
Cash payments, net of sublease receipts	(1,970)	(1,105)	(3,075)

Balance at June 31, 2006	$868	$629	$1,497

A significant portion of the remaining employee related accrual as of June 30, 2006 will be paid in fiscal 2006. The accrual as of June 30, 2006 for lease exit costs is composed of gross payments of $4.0 million, offset by estimated sublease payments of $3.1 million. The gross value of the lease exit costs will be paid out approximately as follows: $0.4 million in the remainder of fiscal 2006 and $0.5 million per annum through the middle of fiscal 2013.

Other Income (Expense), Net

The following table shows other income (expense), net in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Interest income	$1,009	$167	$842	504%	$2,393	$474	$1,919	405%
Interest expense	(7,797)	(438)	(7,359)	1,680%	(9,584)	(1,004)	(8,580)	855%
Other income (expense), net	(79)	379	(458)	(121)%	(861)	72	(933)	(1,296)%

Total Other income (expense), net	$(6,867)	$108	$(6,975)	(6,458)%	$(8,052)	$(458)	$(7,594)	(1,658)%
As a percent of total revenue	(6.1)%	0.2%			(3.1)%	(0.3)%

The increase in interest income for the three months ended June 30, 2006, as compared to the same period in fiscal 2005, was primarily due to higher cash and investment balances during the period, as compared to the prior fiscal period, and to a lesser degree is attributable to higher interest rates on our cash and investments. Interest expense increased mainly due to the interest expense associated with the new credit facility we entered into on March 31, 2006. Total interest expense recorded in connection with the new credit facility was $6.5 million. In addition, we have recorded $1.3 million of non cash interest expense mainly related to imputed interest in association with the note payable from our Phonetic acquisition in February 2005, certain lease obligations included in our accrued business combination costs and our accrued restructuring charges, and amortization of debt issuance costs of $0.4 million. Other income (expense) is principally due to foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries whose operations are denominated in other than their local currencies, as well as the translation of certain of our inter-company balances.

The increase in interest income for the nine months ended June 30, 2006, as compared to the same period in fiscal 2005, was primarily due to higher cash and investment balances during the period, as compared to the prior fiscal period, and to a lesser degree is attributable to higher interest rates on our cash and investments. Interest expense increased mainly due to the interest expense associated with the new credit facility we entered into on March 31, 2006. Total interest expense recorded in connection with the new credit facility was $6.5 million. In addition, we have recorded $2.7 million of non cash interest expense mainly related to imputed interest in association with the note payable from our Phonetic acquisition in February 2005, certain lease obligations included in our accrued business combination costs and our accrued restructuring charges, and amortization of debt issuance costs of $0.4 million. Other income (expense) is principally due to foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries whose operations are denominated in other than their local currencies, as well as the translation of certain of our inter-company balances.

Provision for Income Taxes

The following table shows provision for income tax in absolute dollars and effective income tax rate (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Income tax provision (benefit)	$4,168	$360	$3,808	1,058%	$8,524	$2,303	$6,221	270%
Effective income tax rate	(79.7)%	69.2%			(131.6)%	50.0%

The provision for income taxes for the three and nine months ended June 30, 2006 and 2005 reflects foreign income and withholding taxes, state income taxes an increase in the valuation allowance maintained with respect to net deferred tax assets, and the recognition of a deferred tax liability with respect to the amortization for tax purposes of goodwill during a period in which the Company maintained a valuation allowance with respect to its deferred tax assets.

Stock-Based Compensation (including Cumulative Effect of Accounting Change)

The following table shows stock-based compensation including cumulative effect of accounting change in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

	Three Months Ended June 30,			Nine Months Ended June 30,
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change

Stock-based compensation included in:
Cost of product	$17	$4	$13	$65	$9	$56
Cost of maintenance	186	3	183	298	5	293
Cost of professional services	490	22	468	1,199	75	1,124
Research and development	1,097	(97)	1,194	3,157	67	3,090
Sales and marketing	2,081	199	1,882	4,836	560	4,276
General and administrative	1,682	449	1,233	4,969	1,218	3,751
Cumulative effect of accounting change	—	—	—	672	—	672

Total stock-based compensation	$5,553	$580	$4,973	$15,196	$1,934	$13,262

As a Percent of Total Revenue	4.9%	1.0%		5.8%	1.1%

In fiscal 2006, stock-based compensation includes the amortization of the fair value of share-based payments made to employees and members of our Board of Directors, under the provisions of SFAS 123R, which we adopted on October 1, 2005. (See Note 2, Summary of Significant Accounting Policies, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our adoption of SFAS 123R). These share-based payments are in the form of stock options and purchases under our employee stock purchase plan, as well as to our issuance of restricted common shares and units.

The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R relating to this change was $0.7 million, and is included in the accompanying consolidated statement of operations for the nine month period ended June 30, 2006 as a cumulative effect of accounting change.

In fiscal 2005, stock-based compensation expense was recognized under APB 25 and expense was recognized for restricted common shares or units issued with purchase prices that are less than the fair market value of the common stock on the date of grant.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash and cash equivalents of $82.6 million and working capital of $37.6 million as compared to $71.7 million in cash and cash equivalents, marketable securities of $24.1 million and working capital of $12.1 million at September 30, 2005. In addition to our cash, investments and working capital, we have $5.9 million of certificates of deposit relating to certain of our facilities leases. These amounts are included in other assets as of June 30, 2006.

We have reported a net loss of $15.7 million for the nine months ended June 30, 2006 and net income of $2.3 million for the nine months ended June 30, 2005. We had an accumulated deficit of $182.9 million at June 30, 2006.

Net cash provided by operating activities for the nine months ended June 30, 2006 and 2005 was $20.2 million. The cash provided by operating activities for the nine months ended June 30, 2006 was largely the result of our net loss of $15.7 million in the period adjusted by the non-cash expenses including the amortization of intangible assets and fixed assets, stock-based compensation and non-cash interest expense among others. These amounts were partially offset by a reduction to our accrued expenses, which include the payment of accrued business combination costs and restructuring accruals. The cash provided by operating activities in the fiscal 2005 period was generated from the net income, augmented by non-cash items included in certain of the expenses for that period, the increase in accounts payable, accrued expenses and deferred revenue; partially offset by the increase in our accounts receivable during the fiscal 2005 period.

Net cash used in investing activities for the nine months ended June 30, 2006 was $366.8 million, as compared to $26.0 million in the corresponding fiscal 2005 period. The primary component of the use of cash relates to payments for acquisitions, with $391.2 million and $43.2 million having been paid in the fiscal 2006 and fiscal 2005 periods, respectively. The amount paid in fiscal 2006 relates primarily to our acquisition of Dictaphone on March 31, 2006. To a lesser degree the cash used in investing activities relates to the purchase of property and equipment of $5.2 million and $3.8 million in the fiscal 2006 and 2005 periods, respectively. These cash outflows were partially offset by maturities of marketable securities and certificate of deposit of $29.6 million and $21.1 million in the fiscal 2006 and 2005 periods, respectively.

Net cash provided by financing activities for the nine months ended June 30, 2006 was $357.4 million, as compared to $16.5 million provided in the comparable fiscal 2005 period. The fiscal 2006 period primarily consisted net proceeds of $346.0 million received upon the initiation of a credit facility and term loan on March 31, 2006 (discussed below); this amount was used to fund our acquisition of Dictaphone on March 31, 2006. In the fiscal 2006 period, we also received $28.1 million relating to exercises of equity instruments by our employees, compared to $2.0 million received in the comparable fiscal 2005 period. These cash inflows were partially offset in each period by cash that we paid on capital lease and notes payable obligations, as well as by our common stock repurchases.

On March 31, 2006, we entered into a new senior secured credit facility (the “Credit Facility”). The Credit Facility consists of a $355.0 million 7-year term loan which matures on March 31 2013 and a $75.0 million revolving credit line which matures on March 31, 2012. The available revolving credit line is reduced, as necessary, to account for certain letters of credit outstanding. As of June 30, 2006, there were $11.9 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. Borrowings under the new Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of UBS AG, Stamford Branch, and (2) the federal funds rate plus 0.50% or (b) a LIBOR rate determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars appearing on the applicable Telerate screen for the interest period relevant to such borrowing adjusted for certain additional reserves. The initial applicable margin for such borrowings under the Credit Facility was 1.00% with respect to base rate borrowings and

2.00% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced subject to our attaining certain leverage ratios. Interest is payable monthly. In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit line in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction upon attainment of certain leverage ratios. We will also pay customary letter of credit fees. We capitalized approximately $9.0 million in debt issuance costs related to the opening of the Credit Facility. These deferred costs are being amortized as interest expense on a straight-line basis over six years, through March 2012. These debt issuance costs, net of accumulated amortization of $0.4 million, are included in other assets as of June 30, 2006.

The $355.0 million term loan is subject to repayment consisting of a baseline amortization of 1% per annum ($3.55 million per year, due in four equal quarterly installments), and an excess cash flow sweep, as defined in the Credit Facility, which will be first payable beginning in the first quarter of fiscal 2008. As of June 30, 2006, we paid $0.9 million under the term loan agreement. Any borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the aggregate annual maturities of the term loan would be as follows (in thousands):

Year Ending September 30,	Amount

2006 (July 1, 2006 to September 30, 2006)	$888
2007	3,550
2008	3,550
2009	3,550
2010	3,550
2011	3,550
Thereafter	335,475

Total	$354,113

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

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our, and our subsidiaries, ability to: incur additional indebtedness, create liens on assets, enter into certain sale and lease-back transactions, make investments, make certain acquisitions, sell assets, engage in mergers or consolidations, pay dividends and distributions or repurchase of our capital stock, engage in certain transactions with affiliates, change the business conducted by us and our subsidiaries, amend certain charter documents and material agreements governing subordinated indebtedness, prepay other indebtedness, enter into agreements that restrict dividends from subsidiaries and enter into certain derivatives transactions. The Credit Facility is governed by financial covenants that include, but are not limited to, maximum total leverage and minimum interest coverage ratios, as well as to a maximum capital expenditures limitation. The Credit Facility also will contain certain customary affirmative covenants and events of default. As of June 30, 2006, the Company was in compliance with the covenants under the Credit Facilities agreement.

We historically maintained a Loan and Security Agreement with Silicon Valley Bank (the “Bank”) which was initiated on October 31, 2002, and was amended several times, most recently in December 2005. This agreement expired on March 31, 2006, and is no longer available to us.

In connection with the acquisition ART, a deferred payment of $16.4 million was payable in December 2005; we paid $13.5 million in December 2005 and $0.9 million in January 2006. The $2.0 million remaining represents proceeds withheld by us to satisfy claims against the former ART shareholders under the purchase agreement. The Company is currently negotiating a resolution of these claims with the former ART shareholders. In connection with the Phonetic acquisition, we agreed to (i) pay $17.5 million in February 2007 and (ii) make contingent payments of up to an additional $35.0 million in cash, in 2006 through 2008, if at all, upon the achievement of certain performance targets. Our acquisition of Brand & Groeber Communications GbR (“B&G”) has provisions that may require us to pay up to an additional 5.5 million Euros through January 2007 based on the achievement of certain performance targets (approximately $6.9 million based on exchange rates at June 30, 2006). In connection with several acquisitions we have assumed obligations relating to certain leased facilities that were abandoned by the acquired companies prior to the acquisition date, or have been or will be abandoned by us in connection with a restructuring plan generally formulated concurrently with, and implemented as a result of, our acquisition of each of these companies. We are committed to pay $90.8 million in connection with these leases, which are included in the contractual obligations disclosed below. In connection with our acquisition of Dictaphone, we assumed certain pension and post-retirement health care and retirement plans; we estimate that we are required to fund approximately $15.7 million to these plans through 2015.

Although we have a cash balance of $82.9 million, working capital of $[48.2] million, as well as a $75.0 million revolving line of credit and access to an incremental $100.0 million debt facility, there can be no assurance that we will be able to generate cash from operations, or secure additional equity or debt financing if required.

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

Contractual Obligations

The following table outlines our contractual payment obligations as of June 30, 2006 (in thousands):

	Payments Due by Period
		July to				Subsequent
		September		Fiscal 2008	Fiscal 2010	to Fiscal
Contractual Obligations	Total	2006	Fiscal 2007	and 2009	and 2011	2011

Term loan under credit facility(1)	$354,113	$888	$3,550	$7,100	$7,100	$335,475
Deferred payments on acquisitions(2)	19,563	2,063	17,500	—	—	—
Operating leases(3)	148,262	5,272	20,745	41,914	38,717	41,614
Pension and post-retirement benefit payments(4)	15,347	774	1,940	3,881	3,527	5,225
Notes payable relating to purchases of equipment	910	130	433	344	3	—
Royalty commitments	350	18	71	141	57	63

Total contractual cash obligations	$538,545	$9,145	$44,239	$53,380	$49,404	$382,377

(1)	See Note 9, Credit Facilities and Debt, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Excludes contingent consideration for purchase price of our acquisitions of B&G and Phonetic. In connection with our acquisition of B&G, we agreed to make contingent payments that could amount to 5.5 million euro (approximately $6.9 million based on exchange rates at June 30, 2006). In connection with the Phonetic acquisition, we agreed to make contingent payments of up to an additional $35.0 million, if at all, upon the achievement of certain performance targets. The contingent consideration for these acquisitions is expected to be provided, if at all, by existing cash, marketable securities, cash generated from operations, or debt or equity offerings.

(3)	In connection with several of our acquisitions, we have assumed obligations relating to certain leased facilities that were abandoned by the acquired companies prior to the acquisition date, or have been or will be abandoned by us in connection with a restructuring plan implemented as a result of the acquisitions’ occurrence. The gross payments under these leases are $90.8 million, and are included in the contractual obligations herein. See Note 11, Accrued Business Combination Costs, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

At June 30, 2006, we have sub-leased certain of the office space that is included in the above table to third parties. Total sub-lease income under contractual terms is $16.6 million, which ranges from $1.6 million to $1.9 million on an annualized basis through February 2016.

(4)	We assumed certain pension and post-retirement health care and retirement plans in connection with our acquisition of Dictaphone Corporation on March 31, 2006. These amounts represent the cash payments that we expect to make in connection with these plans through 2015. See Note 8, Pension and Other Benefit Plans, in the accompanying notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

Financial Instruments

On March 31, 2006, we entered into an interest rate swap with a notional value of $100 million (the “Interest Rate Swap”). The Interest Rate Swap was entered into as a hedge of the new Credit Facility to effectively change the characteristics of the interest rate without actually changing the debt instrument. At its inception, we documented the hedging relationship and determined that the hedge is perfectly effective and designated it as a cash flow hedge. The Interest Rate Swap will hedge the variability of the cash flows caused by changes in U.S. dollar LIBOR interest rates. The swap was marked to market at each reporting date. The fair value of the swap at June 30, 2006 was $0.7 and was included in other assets. Changes in the fair value of the cash flow hedge are reported in stockers’ equity as a component of other comprehensive income.

Off-Balance Sheet Arrangements

Through June 30, 2006, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

FOREIGN OPERATIONS

Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. With our increased international presence in a number of geographic locations and with international revenue having increased in the first nine months of fiscal 2006 and expected to continue to increase in the remainder of fiscal 2006, we are exposed to changes in foreign currencies including the Euro, Sterling, Canadian dollar, Japanese yen, Israeli new shekel and the Hungarian forint. Changes in the value of these foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results. In the past, we have entered into forward exchange contracts to hedge against foreign currency fluctuations on intercompany balances with our foreign subsidiaries. We used these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. As of June 30, 2006, we had no outstanding foreign exchange derivative contracts. We will continue to evaluate on exposure and may entered into forward exchange contracts in the future to hedge against foreign currency fluctuations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements but do not expect it will have a material impact.

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

Our revenue and operating results have fluctuated in the past and we expect our revenue and operating results to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of our revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in our operating results include the following:

•	slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

•	volume, timing and fulfillment of customer orders;

•	rapid shifts in demand for our products given the highly cyclical nature of the retail software industry;

•	our efforts to generate additional revenue from our portfolio of intellectual property;

•	the loss of, or a significant curtailment of, purchases by any one or more of our principal customers;

•	concentration of operations with one manufacturing partner and ability to control expenses related to the manufacture, packaging and shipping of our boxed software products;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	customers delaying, canceling or limiting their purchases as a result of the threat or results of terrorism;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers, where purchases tend to slow in the fourth fiscal quarter;

•	reduction in the prices of our products in response to competition or market conditions;

•	returns and allowance charges in excess of recorded amounts;

•	timing of significant marketing and sales promotions;

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

•	increased expenditures incurred pursuing new product or market opportunities;

•	inability to adjust our operating expenses to compensate for shortfalls in revenue against forecast;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers will reduce our profits and could adversely impact our operating results.

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

Under accounting principles generally accepted in the United States of America, we have accounted for our acquisitions using the purchase method of accounting. Under purchase accounting, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill is not subject to amortization but is subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of June 30, 2006, we had identified intangible assets amounting to approximately $230.6 million and goodwill of approximately $694.2 million.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility.

We have a significant amount of debt. On March 31, 2006, we entered into a credit facility which consists of a $355.0 million 7-year term loan and a $75.0 million six-year revolving credit line. As of June 30, 2006, $354.1 million remains outstanding under the term loan and there were outstanding borrowings under the revolving credit line. Our high level of debt could have important consequences, for example it could:

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

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our cash flow. While we have entered into interest rate swap agreement limiting our exposure for a portion of our debt, such agreement does not offer complete protection from this risk.

We have a history of operating losses, and we may incur losses in the future, which may require us to raise additional capital on unfavorable terms.

We sustained recurring losses from operations in each reporting period through December 31, 2001. We reported net losses of $9.4 million and $15.7 million for the three and nine months ended June 30, 2006, respectively, and net losses of $5.4 million and $9.4 million for fiscal years 2005 and 2004, respectively. We had an accumulated deficit of $178 million at June 30, 2006. If we are unable to regain and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and Ingram Micro, to distribute many of our products, and any adverse change in our relationship with such partners may adversely impact our ability to deliver products.

Our products are sold through, and a substantial portion of our revenue is derived from, a network of over 2000 channel partners, including value-added resellers, computer superstores, consumer electronic stores, mail order houses, office superstores and eCommerce Web sites. We rely on a small number of distribution and fulfillment partners, including 1450, Digital River and Ingram Micro to serve this network of channel partners. For the nine months ended June 30, 2006 and 2005, a distribution and fulfillment partner, Ingram Micro accounted for 7% and 11% of our consolidated total revenue, respectively. A disruption in these distribution and fulfillment partner relationships could negatively affect our ability to deliver products, and hence our results of operations in the short term. Any prolonged disruption for which we are unable to arrange alternative fulfillment capabilities could have a more sustained adverse impact on our results of operations.

A significant portion of our accounts receivable is concentrated among our largest customers, and non-payment by any of them would adversely affect our financial condition.

Although we perform ongoing credit evaluations of our distribution and fulfillment partners’ financial condition and maintain reserves for potential credit losses, we do not require collateral or other form of security from our major customers to secure payment. While, to date, losses due to non-payment from customers have been within our expectations, we cannot assure you that instances or extent of non-payment will not increase in the future. No customer represented more than 10% of our accounts receivable at June 30, 2006 or September 30, 2005. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

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

Since we license our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to increase in their total U.S. dollar value. Reported international revenue for the nine months ended June 30, 2006 and 2005 represented $76.0 million and $57.8 million, respectively. Most of these international revenues are generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with the Philips acquisition, we added an additional research and development location in Aachen, Germany, and in connection with the acquisitions of Locus Dialog and Former Nuance, we added additional research and development centers in Montreal, Canada. Our acquisitions of ART and Phonetic added research and development and professional services operations in Tel Aviv, Israel. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations on intercompany balances with our foreign subsidiaries. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Hedges are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenue projected to increase in fiscal 2006, we are exposed to changes in foreign currencies including the euro, Canadian dollar, pound sterling, Japanese yen, Israeli new shekel and the Hungarian forint. Changes in the value of the euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenues and operating results.

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified. As of June 30, 2006, we had identified intangible assets amounting to approximately $230.6 million and goodwill of approximately $694.2 million.

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

Our medical transcription services may be subject to legal claims for failure to comply with laws governing the confidentiality of medical records.

Healthcare professionals who use our medical transcription services deliver to us health information about their patients including information that constitutes a record under applicable law that we may store on our computer systems. Numerous federal and state laws and regulations, the common law and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

•	state and federal privacy and confidentiality laws;

•	our contracts with customers and partners;

•	state laws regulating healthcare professionals;

•	Medicaid laws; and

•	the Health Insurance Portability and Accountability Act of 1996 and related rules proposed by the Health Care Financing Administration.

The Health Insurance Portability and Accountability Act of 1996 establishes elements including, but not limited to, federal privacy and security standards for the use and protection of protected health information. Any failure by us or by our personnel or partners to comply with applicable requirements may result in a material liability to us.

Although we have systems and policies in place for safeguarding protected health information from unauthorized disclosure, these systems and policies may not preclude claims against us for alleged violations of applicable requirements. There can be no assurance that we will not be subject to liability claims which could have a material adverse affect on our business, results of operations and financial condition.

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

On May 31, 2006 GTX Corporation (“GTX”), filed an action against the Company in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, GTX alleged that the Company was infringing United States Patent No. 7,016,536 entitled “Method and Apparatus for Automatic Cleaning and Enhancing of Scanned Documents.” The Company believes these claims have no merit, and it intends to defend the actions vigorously.

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

On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. Additionally, on May 9, 2005 and September 15, 2005 we sold shares of common stock, and warrants to purchase common stock to Warburg Pincus for aggregate gross proceeds of approximately $75.1 million. As of June 30, 2006, Warburg Pincus beneficially owned approximately 22.6% of our outstanding common stock, including warrants exercisable for up to 7,066,538 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Wellington Management (“Wellington”) is our second largest stockholder, owning approximately 5.2% of our common stock as of June 30, 2006. Because of their large holdings of our capital stock relative to other stockholders, each of these three stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.

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

Exchange Rate Sensitivity

We have significant portions of our foreign-based operations where transactions, assets and liabilities are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries. The primary foreign subsidiaries have functional currencies denominated in the Euro, Sterling, Canadian dollar, Japanese yen, Israeli new shekel, and Hungarian forint that are re-measured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. These exposures may change over time as business practices evolve. We evaluate our foreign currency exposures on an ongoing basis and make adjustments to our foreign currency risk management program as circumstances change.

Based on currency exposures existing at June 30, 2006, a 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations; however, at June 30, 2006 there were no outstanding derivative instruments. Further, we do not use derivative instruments for trading or speculative purposes.

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

Our principal financial risk management objective is to identify and monitor our exposure to changes in interest rates, in order to assess the impact that changes could have on future cash flow and earnings. We manage these risks through normal operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments. Our financial risk management policy prohibits entering into financial instruments for speculative purposes. All instruments entered into by us are reviewed and approved by our Financial Risk Management Committee, an internal management committee charged with enforcing financial risk management policy. By using derivative instruments, we are subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes funds to us, thus creating a collection risk for us. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with highly-rated counterparties that are reviewed periodically by us. In connection with the Credit Facility entered into on June 30, 2006, we entered into interest rate swap with a notional value of $100 million (the “Interest Rate Swaps”). The Interest Rate Swap was entered into as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. The Interest Rate Swap had a fair value of $731,288 on June 30, 2006.

At June 30, 2006, we held 82.6 million of cash and cash equivalents. Our cash and cash equivalents primarily consist of cash and money-market funds and our short-term marketable securities consist primarily of government agency and corporate securities. Due to the low current market yields and relatively short-term nature of our investments, a hypothetical increase in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. During the first nine months of fiscal 2006, we took steps toward remediating the identified material weakness related to tax accounting discussed in detail in our Annual Report on Form 10-K/A for the year ended September 30, 2005. However, as of August 9, 2006 we had not yet completed the remediation of this material weakness. Therefore, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective. Our current plan anticipates the remediation of this material weakness prior to the end of our fiscal year ending September 30, 2006.

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

This information included in Note 14, Commitments and Contingencies, in the accompanying notes to consolidated financial statements is incorporated herein by reference from Item 1 of Part I hereof.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, Commonwealth of Massachusetts, on August 9, 2006.

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