Form 10-K
period 2006-09-30
Nuance Communications, Inc.
filed 2006-12-15
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27038

NUANCE COMMUNICATIONS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3156479
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Wayside Road Burlington, Massachusetts	01803
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code
(781) 565-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.001 per share
Preferred Share Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,514,563,908 based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the Registrant’s Common Stock, outstanding as of November 30, 2006, was 170,981,880.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Federal securities laws that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our revenue, earnings, cash flows and liquidity; our strategy relating to speech and imaging technologies; the potential of future product releases; our product development plans and investments in research and development; future acquisitions; international operations and localized versions of our products; our contractual commitments; our 2007 revenue expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1.	Business

Introduction

Nuance Communications, Inc. is a leading provider of speech and imaging solutions for businesses and consumers around the world. Our technologies, applications and services are transforming the way people create, use and interact with information and make the experience of our end users a more compelling, convenient and satisfying one.

The value of our solutions is best realized in markets that are information and process-intensive, such as healthcare, telecommunications, financial services, legal services and government administration. We deliver premier, comprehensive technologies and services as an independent application or as part of a larger integrated system. We are an active participant in rapidly growing markets for speech, including healthcare dictation and transcription, call center automation, mobile search and communication and embedded technologies for consumer products. In imaging, we are positioned to benefit from increasing demand for PDF and networked imaging solutions.

Every day, millions of users and thousands of businesses experience Nuance by calling directory assistance, getting account information over a telephone, dictating patient records, controlling mobile phones using their voice or reproducing documents that can be shared and searched. As of September 30, 2006, we have deployed thousands of speech applications for some of the world’s most respected companies, manufacturers and healthcare organizations. Our imaging devices are used by millions of business professionals and are included in hundreds of imaging devices and applications.

Today, we offer the world’s largest portfolio of speech and imaging products backed by the expertise of our professional services organization and a partner network that can create solutions for businesses and organizations around the globe. We market and distribute our products indirectly through a global network of resellers comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; and directly to businesses and consumers through a dedicated direct sales force and our e-commerce website (www.nuance.com).

Our business is predicated on providing our partners and customers with a comprehensive portfolio of value-added solutions, ensuring technological leadership, promoting the broad adoption of our innovative technology and building global sales and channel relationships. From our founding until 2001, we focused exclusively on delivering imaging solutions that simplified converting and managing information as it moved from paper formats to electronic systems. In December 2001, we entered the speech market through the acquisition of the Speech & Language Technology Business from Lernout & Hauspie. We believed speech solutions were a natural complement to our imaging solutions as both are developed, marketed and delivered through similar resources and channels. We continue to execute against our strategy of being the market leader in speech solutions through the organic growth of our business as well as through strategic acquisitions. We have successfully completed 15 acquisitions since 2000 and we expect to continue to make acquisitions of other companies, businesses and technologies to complement our internal investments. Acquisitions completed in recent fiscal years include the following significant transactions:

•	On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units to expand our solutions for speech in call centers and within automobiles and mobile devices.

•	On August 11, 2003, we acquired SpeechWorks International, Inc. to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

•	On February 1, 2005, we acquired Phonetic Systems Ltd. to complement our solutions and expertise in automated directory assistance and enterprise speech applications.

•	On September 15, 2005, we acquired the former Nuance Communications, Inc., which we refer to as Former Nuance, to expand our portfolio of technologies, applications and services for call center automation, customer self service and directory assistance.

•	On March 31, 2006, we acquired Dictaphone Corporation, a leading healthcare information technology company that provides a broad range of digital dictation, transcription, and report management system solutions.

To partially finance our acquisition of Dictaphone, on March 31, 2006 we entered into a new senior secured credit facility which consists of a $355.0 million 7-year term loan and a $75.0 million six-year revolving credit line.

Nuance was incorporated in 1992 as Visioneer, Inc. under the laws of the state of Delaware. In 1999, we changed our name to ScanSoft, Inc. and also changed our ticker symbol to SSFT. In October 2004, we changed our fiscal year end to September 30, resulting in a nine-month fiscal year for 2004. In October 2005, we changed our name to Nuance Communications, Inc., to reflect our core mission of being the world’s most comprehensive and innovative provider of speech solutions, and in November 2005 we changed our ticker symbol to NUAN. Except as otherwise indicated, all references in this report to “Nuance”, “the Company”, “we”, “our” or “ScanSoft,” refer to Nuance Communications, Inc.

Market Opportunity

In the past decade, information has become an increasingly important resource for businesses and enterprises. The ability to access, exchange and manage information with speed and sophistication through various means — information systems, dictation processes, call centers, documents, mobile devices — is often an important characteristic of the most successful organizations worldwide. Many organizations define their strategy and assess their ability to compete and manage their customer relationships based on the quality, diversity and availability of their information products, services and resources. The format of vital information is wide and varied, ranging from the spoken word in multiple languages to customer database systems to paper, electronic files and Internet content.

Confronted by exponentially increasing information through more and more channels, consumers, business personnel and healthcare professionals employ a variety of resources for retrieving information, transcribing patient information, conducting transactions and performing their jobs. The Internet, telecommunications systems, wireless and mobile networks and related corporate infrastructure have emerged as powerful global communications networks and channels for conducting business.

These electronic systems have fundamentally changed the way organizations and consumers obtain information, communicate, purchase goods and conduct business. Today, businesses and manufacturers around the world share a common motivation to enhance the service they provide to their customers and differentiate their offerings while improving operating efficiency. Customer satisfaction, employee productivity and company operating results can often be linked to an organization’s ability to manage, utilize and communicate information effectively.

Nuance Solutions

We create technologies, applications and solutions that transform the way people access, share, manage and use information, both in business and in daily life. We help enterprises, professionals and consumers increase productivity, reduce costs and save time by developing and commercializing new technologies that make the user experience more compelling and productive. Our speech offerings utilize the human voice, and we are advancing towards our vision of the future where natural conversations will be the preferred interface for these interactions and will make the user experience more compelling. Our imaging solutions build on decades of experience and technology development to deliver businesses, manufacturers and consumers a broad set of PDF and document offerings.

We provide a broad set of speech and imaging offerings to our customers that increase their end users’ productivity, reduce costs and save time in the following areas:

Customer Care and Call Center Automation

Organizations turn to our speech solutions as a means to improve the quality of their customer care while reducing the associated costs and ensuring a positive customer experience. Our speech solutions allow users to direct their own calls, obtain information and conduct transactions by simply speaking naturally over any telephone.

Our speech solutions are used within a wide range of applications across many customer-service intensive sectors, including financial services, telecommunications, healthcare, utilities, government, travel and entertainment. For example, our software is integrated into applications that provide flight information, personal banking, equipment repair and claims processing. We provide an extensive portfolio of speech technologies and applications that offer superior accuracy, support up to 49 languages and dialects for our speech recognition and offer 26 languages in our natural sounding synthesized speech. Our solutions adhere to global industry standards and we provide speech technologies and services in more languages than any other vendor worldwide.

These speech solutions are licensed to enterprises, such as those in the Fortune 1000, and telecommunications carriers. Although in certain cases we sell directly to our customer, the majority of our solutions are fulfilled through our channel networks comprised of telecommunications equipment companies, systems integrators and technology providers, such as Avaya, Cisco, Genesys, Intervoice and Nortel, that integrate our solutions into their proprietary hardware and software platforms.

We complement our technologies and products with a global professional services organization that supports customers and partners with business and systems consulting project management, user interface design and application development assistance. We service our customers from our corporate headquarters in Burlington, Massachusetts and through other principal offices located in the United States, Canada, Belgium, Israel and Japan.

Healthcare Dictation and Transcription

The healthcare industry is under pressure to streamline operations and reduce costs while at the same time find new ways to improve patient care. In recent years, the healthcare industry — comprising hospitals, clinics, medical groups, physicians’ offices, insurance providers and service organizations — has increasingly turned to speech solutions to automate manual processes, especially with respect to dictation and transcription.

Today, clinical documentation is based largely on the manual transcription of recorded physician dictation, representing a significant industry worldwide. This presents an opportunity for us to apply speech technologies to automate manual processes, reduce costs, speed access to accurate data, and significantly improve patient care.

We are a leading supplier of speech recognition solutions to the healthcare industry through desktop and integrated OEM dictation products, and recently through complete transcription processing and workflow solutions. In March 2006, we acquired Dictaphone Corporation to expand our product portfolio, market reach and revenue streams within the large and rapidly growing healthcare vertical.

Today, more than 3,000 hospitals, clinics, and group practices, and over 400,000 physicians, use our Dictaphone healthcare solutions to manage the dictation and transcription of patient records. Our voice platform helps reduce the high cost of medical reporting, manage both a traditional transcription workflow and the use of in-

house speech recognition and reduce the reliance on manual transcription. Our enterprise-level speech recognition includes phone-based dictation, transcriptionist editing tools and physician self-completion control.

Desktop Dictation

Our desktop dictation applications increase productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. The Dragon NaturallySpeaking family of products delivers enhanced productivity for professionals and consumers who need to create documents and transcripts. Professionals and consumers also look to our dictation solutions as a way to maximize the productivity of their existing workers, including those with disabilities, and to comply with government requirements relating to workplace safety and accessibility.

Our Dragon NaturallySpeaking solutions allow users to automatically convert speech into text at up to 160 words-per-minute. Our software supports a vocabulary of more than 300,000 words that can be expanded by users to include specialized words and phrases, is designed to adapt to individual voice patterns and accents and is able to achieve accuracy rates of up to 99%.

We offer a range of desktop and server solutions, each with features that match a specific customer target. Our dictation software is currently available in eight languages. We utilize a combination of our global reseller network and direct sales to distribute our speech recognition and dictation products.

Embedded Speech for Mobile Devices and Consumer Products

Voice capabilities are becoming ubiquitous in consumer and mobile devices, from cell phones and PDAs to automobiles and navigation systems. Our embedded speech solutions add voice control capabilities to these devices, allowing people to use spoken words or commands for dialing a mobile phone by saying a name, entering destination information into an automotive navigation system, dictating a text message or having emails and screen information read aloud.

Our embedded speech solutions identify specific words and phrases at any moment in time and convert these spoken words into instructions that control specific functions within applications. Our solutions support dynamic vocabularies and have sophisticated noise management capabilities that improve accuracy, even in noisy environments. Our products scale to meet the size and accuracy requirements for automotive and navigation systems and offer rapid application development tools, extensive compatibility with hardware and operating systems and support of multiple languages.

Our embedded speech solutions are used by automobile, cell phone, entertainment and aftermarket system manufacturers and their suppliers including Alpine, Bosch-Blaupunkt, Delphi, General Motors, LG, Microsoft, Motorola, Nokia, Pioneer, Samsung, Sony and Visteon. These technologies are included as part of a larger system, application or solution that is designed, manufactured and sold by our customers. These customers include handset and other device manufacturers and tier-one suppliers; companies whose size and importance qualify them to be direct suppliers to the major automotive manufacturers as well as in-dash radio, navigation system and other electronic device manufacturers.

Mobile Search and Communication

The mobile device and wireless phone market is one of the fastest growing technology markets in the world and the opportunity to provide content, advertising, and services creates a significant opportunity. While many phones and devices today have Web and data capabilities, advanced mobile phone functionality and much of the available mobile content remains virtually invisible to users because it is too deeply hidden in confusing menu hierarchies. We believe speech technology provides a means to overcome these challenges and create growth for mobile services.

Our mobile speech solutions, comprising elements from many of our dictation, network and embedded speech solutions, offer an innovative approach to accessing search and communications services on mobile devices. We offer user interaction with mobile search and communications applications that enable consumers to significantly increase the utility of their mobile devices, while enabling handset vendors and service providers to tap into significant new sources of revenue.

Our search and communication solutions allow consumers to use their voices to browse and download mobile content including ringtones, music, videos, wallpapers, and games; search local information databases for business listings, yellow pages, restaurant guides and movie schedules by naturally speaking their requests; dictate text messages to mobile instant messaging and mobile email dictation significantly faster than with the keypad; and allow wireless subscribers to access their personal or public address books, calendar and a range of information services using simple speech commands.

PDF and Document Imaging Solutions

Our PDF and document imaging solutions help businesses and consumers by automating a range of document processes — increasing productivity, saving time and reducing costs. With products for enterprises, small-to-medium-sized businesses and home offices, our ScanSoft Imaging Solutions offer cost-effective PDF applications for business users; convert paper and PDF into documents that can be easily edited; and simplify scanning and document management using multifunction scanners and networked digital copiers.

Our OmniPage product family uses optical character recognition technology to deliver highly accurate document and PDF conversion, replacing the need to manually re-create documents. Our OmniPage applications are used by individuals and in professional office settings. We utilize a combination of our global reseller network and direct sales to distribute our document conversion and PDF products. We license our software to companies such as Brother, Canon, Dell, HP and Xerox, which bundle our solutions with multifunction devices, digital copiers, printers and scanners. We also license software development toolkits to independent software vendors who use our technology for production capture or desktop applications, including vendors such as Autodesk, Canon, EMC/Captiva, Filenet, Kofax, Microsoft, Sharp and Verity.

Our PaperPort product family converts paper into digital documents that can be easily archived, retrieved and shared. Our software can be used in conjunction with network scanning devices to preserve an image of a document exactly as it appears on paper. Our software automatically indexes the scanned image so that it can be stored together with other digital documents on a desktop, over a network or within an enterprise content management system. We utilize a combination of our global reseller network and direct sales to distribute our digital paper management products. We also license our software to companies such as Brother, Hewlett-Packard, and Xerox, who bundle our solutions with multifunction devices, digital copiers, printers and scanners.

Our PDF Converter product family comprises affordable solutions used to create PDF files and turn existing PDF files into fully-formatted Microsoft Word, Microsoft Excel and Corel WordPerfect documents that can be edited. Our PDF solutions are used by business professionals and consumers and have proven to be a cost-effective alternative to those offered by Adobe Systems. PDF Converter Professional, our flagship PDF application, allows users to view, manipulate and edit PDF documents as well as create and complete PDF forms. PDF Create! is an affordable solution to enable the creation of PDF from all PC applications, including support for PDF security, font embedding and other advanced features.

Sales, Marketing and Distribution

We market and distribute our products through a variety of means, including indirectly through a global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors and directly through our dedicated direct sales force and through our e-commerce website (www.nuance.com).

We have established relationships with more than 2,000 channel partners, including leading system vendors, independent software vendors, value-added resellers and distributors, through whom we market and distribute our products and solutions. In speech, companies such as Avaya, Bosch-Blaupunkt, Cisco, Delphi, Genesys, LG, Microsoft, Nokia, Nortel, Samsung and Visteon embed our technologies into telecommunications systems and automotive, PC, handset, healthcare or multimedia applications. In Imaging, companies such as Brother, Dell, Hewlett-Packard, Visioneer and Xerox include our technology in digital copiers, printers and scanners, as well as multifunction devices that combine these capabilities and companies such as Corel, Canon, Captiva, Kofax, Sharp and Verity embed our imaging technology into their commercial software applications.

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

As of September 30, 2006, we had 448 full-time employees in sales and marketing, with 298 in the United States and 150 internationally.

Research and Development/Intellectual Property

In recent years, we have developed and acquired extensive technology assets, intellectual property and industry expertise in speech and imaging which provide us with a competitive advantage in markets where we compete. Our technologies are based on complex mathematical formulas which require extensive amounts of linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities.

We continue to invest in our technologies to maintain our market-leading position and to develop new applications. Our technologies are covered by more than 550 patents or patent applications, expiring on various dates between 2006 and 2023. Our intellectual property, whether purchased and included as an asset on our balance sheet, or developed internally and thus not generally included as an asset on our balance sheet, is critical to our success and competitive position and, ultimately, to our market value. We rely on a combination of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights.

As of September 30, 2006, we had 417 full-time employees in research and development. Our research and development expenses for the twelve months ended September 30, 2006 and 2005, and the nine months ending September 30, 2004 were $59.4 million, $39.2 million and $26.4 million, respectively.

International Operations

Our international headquarters are located in Belgium and we have additional principal offices in a number of international locations including: Canada, Germany, Hungary, Israel, Japan and the United Kingdom. The responsibilities of our international operations include research and development, customer support, sales and marketing and administration. Additionally, we maintain smaller sales, services and support offices throughout the world to support our international customers and to expand international revenue opportunities.

Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal 2006, 2005 and 2004, 74%, 69% and 70% of revenue was generated in the United States and 26%, 31% and 30% of revenue was generated by our international operations, respectively.

For a discussion of risks attendant to our international operations, see Risk Factors — “A significant portion of our revenue is derived from sales in Europe and Asia. Our results could be harmed by economic, political, regulatory and other risks associated with these and other international regions.”

Strategy

We focus on providing competitive and value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. To continue to provide industry leading solutions, through acquisitions and organic growth, we intend to:

Participate Broadly In Speech.  We intend to leverage our comprehensive technologies and leadership in speech to expand our opportunities in the call center, automotive, healthcare, telecommunications and mobile markets. We also intend to pursue emerging opportunities to use our speech technologies within consumer devices, games and other embedded applications. To expand our position in speech, we intend to introduce new versions of our products and applications complete new license agreements with customers and partners that will resell our technologies; and continue to make strategic acquisitions that we believe complement our existing capabilities in the telecommunications, automotive and electronics markets.

Pursue Opportunities for Dictation and Transcription in Healthcare.  We intend to increase our investments and efforts in providing dictation solutions to the healthcare market, where we believe there is a large and attractive opportunity to automate transcription processes and information workflow. We have formed a healthcare-specific sales organization to aggressively pursue sales into healthcare provider organizations; expanded our reseller and system integrator channels within healthcare; and entered into OEM license agreements with leading healthcare IT hardware and software vendors.

Pursue Strategic Acquisitions.  We have selectively pursued strategic acquisitions to expand our technology, channel and service resources and to complement our organic growth. We expect to continue to make acquisitions of other companies, businesses and technologies to complement our existing capabilities and our internal investments in these areas and have a team that focuses on evaluating market needs and potential acquisitions to fulfill them. We have a disciplined methodology for integrating acquired companies and businesses after the transaction is complete.

Expand Worldwide Channels.  We intend to expand our global channel network and build upon our existing distribution channels, especially in Europe, Asia and Latin America. Along these lines, we have added sales employees in different geographic regions and launched programs and events to help recruit new partners for our channel network.

Expand PDF and Imaging Solutions.  We intend to enhance the value and functionality of our PDF and imaging solutions to enable enterprises to address the proliferation of PDF, the expanded use of content management systems and the widespread adoption of networked multifunction and digital scanning devices. We intend to continue to introduce new and improved versions of our products to take advantage of developing market opportunities. We also plan to enhance our software development toolkits so our technologies can be integrated with more third-party and OEM solutions.

Competition

The individual markets in which we compete are highly competitive and are subject to rapid technology changes. There are a number of companies that develop or may develop products that compete in our target markets; however, currently there is no one company that competes with us in all of our product areas. While we expect competition to continue to increase both from existing competitors and new market entrants, we believe that we will compete effectively based on many factors, including:

•	Technological Superiority. Our speech and imaging technologies, applications and solutions are often recognized as the most proficient products in their respective categories. Our speech technology has industry-leading recognition accuracy and provides a natural, speech-enabled interaction with systems, devices and applications. Our imaging technology is viewed as the most accurate in the industry, with rates as high as 99.8%. Technology publications, analyst research and independent benchmarks have indicated our products rank at or above performance levels of alternative solutions.

•	Broad Distribution Channels. Our extensive global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; our dedicated direct sales force; and, our e-commerce website (www.nuance.com) enables us to address the needs of specific markets, such as financial, legal, healthcare and government, and introduce new products quickly and effectively.

•	International Appeal. The international reach of our products is due to the broad language coverage of our offerings, including our speech technology which provides recognition for up to 49 languages and dialects and natural sounding synthesized speech in 26 languages and supports a broad range of hardware platforms and operating systems. Our imaging technology supports more than 100 languages. We currently have a significant portion of our operations located outside of the United States, including 259 employees in research and development, 150 employees in sales and marketing and 137 employees providing professional services and other post-sales support activities.

•	Specialized Professional Services. Our superior technology when coupled with the high quality of our professional services, allows our customers and partners to place a high degree of confidence and trust in our ability to deliver results.

Within speech, we compete with AT&T, Fonix, IBM, Loquendo, Microsoft, Philips, Telisma and Voice Signal. Within healthcare dictation and transcription, we compete with Philips Medical, Spheris and other smaller providers. Within imaging, we compete directly with ABBYY, Adobe, eCopy, and I.R.I.S. In speech, some of our partners such as Avaya, Cisco, Edify, Genesys and Nortel develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in both speech and imaging produce technologies or products that are competitive with our solutions in some markets. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

Some of our competitors or potential competitors in our markets, such as Adobe, IBM and Microsoft, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. See “Risk Factors — The markets in which we operate are highly competitive and rapidly changing, and we may be unable to compete successfully.”

Employees

As of September 30, 2006, Nuance employed 1,681 full-time employees worldwide in 16 countries, including 448 in sales and marketing, 417 in research and development, 329 in professional service consulting, 211 in customer service and support and 276 in general and administration, including information services personnel. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

Company Information

Our website is located at www.nuance.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, as well as proxy statements and other information we file with or furnish to the Securities and Exchange Commission (“SEC”) are accessible free of charge on our website. We make these documents available as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file with or furnish to the SEC.

Item 1A.	Risk Factors

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

Our revenue and operating results have fluctuated in the past and we expect our revenue and operating results to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of our revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in our operating results include the following:

•	slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

•	volume, timing and fulfillment of customer orders;

•	our efforts to generate additional revenue from our portfolio of intellectual property;

•	concentration of operations with one manufacturing partner and ability to control expenses related to the manufacture, packaging and shipping of our boxed software products;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	customers delaying, canceling or limiting their purchases as a result of the threat or results of terrorism;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition or market conditions;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and other intangible assets;

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.

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

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses, including different and complex accounting and financial reporting systems;

•	potential disruption of our ongoing business and distraction of management;

•	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired company.

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

Under accounting principles generally accepted in the United States of America, we have accounted for our acquisitions using the purchase method of accounting. Under purchase accounting, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but is subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2006, we had identified intangible assets amounting to approximately $220.0 million and goodwill of approximately $699.3 million.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility.

We have a significant amount of debt. On March 31, 2006, we entered into a credit facility which consists of a $355.0 million 7-year term loan and a $75.0 million six-year revolving credit line. As of September 30, 2006, $353.2 million remained outstanding under the term loan and there were no outstanding borrowings under the revolving credit line. Our high level of debt could have important consequences, for example it could:

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

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our cash flow. While we have entered into an interest rate swap agreement limiting our exposure for a portion of our debt, such agreement does not offer complete protection from this risk.

We have a history of operating losses, and we may incur losses in the future, which may require us to raise additional capital on unfavorable terms.

We reported net losses of approximately $22.9 million, $5.4 million and $9.4 million for fiscal years 2006, 2005 and 2004, respectively. We had an accumulated deficit of approximately $190.1 million at September 30, 2006. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

We depend on limited or sole source suppliers for critical components. The inability to obtain sufficient components as required, and under favorable purchase terms, would harm our business.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in our products. We have experienced, and may continue to experience, delays in component deliveries, which in turn could cause delays in product shipments and require the redesign of certain products. In addition, if we are unable to procure necessary components under favorable purchase terms, including at favorable prices and with the order lead-times needed for the efficient and profitable operation of our business, our results of operations could suffer.

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

There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Within imaging, we compete directly with ABBYY, Adobe, I.R.I.S. and NewSoft. Within speech, we compete with AT&T, Fonix, IBM, Microsoft and Philips. Within healthcare dictation and transcription, we compete with Philips Medical, Spheris and other smaller providers. In speech, some of our partners such as Avaya, Cisco, Edify, Genesys and Nortel develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in both speech and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

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

Our management’s assessment of the effectiveness of our internal control over financial reporting, as of September 30, 2005, identified a material weakness in our internal controls related to tax accounting, primarily as a result of a lack of necessary corporate accounting resources and ineffective execution of certain controls designed to prevent or detect actual or potential misstatements in the tax accounts. While we have taken remediation measures to correct this material weakness, which measures are more fully described in Item 9A of this Annual Report on Form 10-K, we cannot assure you that we will not have material weaknesses in our internal controls in the future. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial results in an accurate and timely manner.

A significant portion of our revenue is derived from sales in Europe and Asia. Our results could be harmed by economic, political, regulatory and other risks associated with these and other international regions.

Since we license our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to increase in their total U.S. dollar value. Reported international revenue, classified by the major geographic areas in which our customers are located, for fiscal 2006, 2005 and 2004 represented approximately $100.2 million, $71.5 million and $39.4 million, respectively. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with the Philips acquisition, we added an additional research and development location in Aachen, Germany, and in connection with the acquisitions of Locus Dialog and the former Nuance Communications, In., which we refer to as Former Nuance, we added additional research and development centers in Montreal, Canada. Our acquisitions of ART and Phonetic added research and development and professional services operations in Tel Aviv, Israel. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations on intercompany balances with our foreign subsidiaries. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Hedges are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenue projected to increase in fiscal 2007, we are exposed to changes in foreign currencies including the Euro, British Pound, Canadian Dollar, Japanese Yen, Israeli New Shekel and the Hungarian Forint. Changes in the value of the Euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.

Impairment of our intangible assets could result in significant charges which would adversely impact our future operating results.

We have significant intangible assets, including goodwill and intangibles with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are patents and core technology, completed technology, customer relationships and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefit of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified. As of September 30, 2006, we had identified intangible assets amounting to approximately $220.0 million and goodwill of approximately $699.3 million.

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

On November 9, 2006, VoiceSignal Technologies, Inc. filed an action against us and eleven of our resellers in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, VoiceSignal alleges that we are infringing United States Patent No. 5,855,000 which is related to improving correction in a dictation application based on a two input analysis. We believe these claims have no merit and intend to defend the actions vigorously.

On May 31, 2006 GTX Corporation (“GTX”), filed an action against us in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, GTX alleged that we are infringing United States Patent No. 7,016,536 entitled “Method and Apparatus for Automatic Cleaning and Enhancing of Scanned Documents.” We believe these claims have no merit and intend to defend the action vigorously.

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

On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. Additionally, on May 9, 2005 and September 15, 2005 we sold shares of common stock, and warrants to purchase common stock to Warburg Pincus for aggregate gross proceeds of approximately $75.1 million. As of September 30, 2006, Warburg Pincus beneficially owned approximately 23.4% of our outstanding common stock, including warrants exercisable for up to 7,066,538 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Franklin Resources, Inc. is our second largest stockholder, owning approximately 5.3% of our common stock as of September 30, 2006. Because of their large holdings of our capital stock relative to other stockholders, each of these two stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations promulgated by the Securities and Exchange Commission and the rules of the NASDAQ Global Select Market, are resulting in increased general and administrative expenses for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our business may be harmed.

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

Provisions of our certificate of incorporation, bylaws and Delaware law, as well as other organizational documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	authorized “blank check” preferred stock;

•	prohibiting cumulative voting in the election of directors;

•	limiting the ability of stockholders to call special meetings of stockholders;

•	requiring all stockholder actions to be taken at meetings of our stockholders; and

•	establishing advance notice requirements for nominations of directors and for stockholder proposals.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and administrative, sales, marketing, research and development and support functions occupy approximately 105,000 square feet of space that we lease in Burlington, Massachusetts. We also lease additional properties in the United States and a number of foreign countries. The following table summarizes our significant properties as of September 30, 2006:

Location	Sq. Ft.	Lease Term	Primary Use
	(approx.)

Burlington, Massachusetts	105,000	May 2015	Corporate headquarters and administrative, sales, marketing, research and development and support functions.
Menlo Park, California(1)	34,000	August 2009	Sales, marketing and support functions.
Aachen, Germany	20,000	March 2011	Research and development.
Budapest, Hungary	21,000	December 2009	Research and development.
Merelbeke, Belgium	25,000	April 2010	International headquarters and research and development.
Montreal, Quebec	48,000	June 2006 to March 2011	Sales, marketing, research and development, customer support and order fulfillment functions.
Pacific Shores, Redwood City, California(2)	141,000	July 2012	Seventy-five percent of this facility is unoccupied, the remainder has been sublet to a third party.
Melbourne, Florida(3)	130,000	Owned	Administrative, sales, marketing, and support functions. Small portion of the facility has been sublet to a third party.
New York, New York(4)	34,000	February 2016	Subleased to two separate third-party tenants.

(1)	This is a lease that was assumed as part of our acquisition of Former Nuance. 10,000 sq ft of the 34,000 is unoccupied.

(2)	The lease for this property was assumed as part of our acquisition of Former Nuance. See Note 12 of Notes to Consolidated Financial Statements.

(3)	This building is owned and was acquired during the Dictaphone acquisition.

(4)	The lease for this property was assumed as part of our SpeechWorks acquisition.

In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the United States and internationally. As of September 30, 2006, we were productively utilizing substantially all of the space in our facilities, except for space identified above as “unoccupied” or that has been subleased to third parties.

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

On November 9, 2006, VoiceSignal Technologies, Inc. filed an action against us and eleven of our resellers in the United States District Court for the Eastern District of Texas claiming patent infringement. VoiceSignal is seeking damages and injunctive relief. In the lawsuit, VoiceSignal alleges that we are infringing United States Patent No. 5,855,000 which is related to improving correction in a dictation application based on a two input analysis. We believe the claims have no merit and intend to defend the action vigorously.

On August 22, 2006, z4 Technologies, Inc. filed an action against us and five other defendants, including Symantec, Adobe, Quark, ABBYY and Mathsoft, in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, z4 Technologies alleged that we are infringing United States Patent Nos. 6,044,471 and 6,785,825 which are directed to a method and apparatus for reducing unauthorized software use. On December 4, 2006 we entered into a settlement agreement with z4 Technologies regarding this action.

On May 31, 2006 GTX Corporation, or GTX, filed an action against us in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, GTX alleged that we are infringing United States Patent No. 7,016,536 entitled “Method and Apparatus for Automatic Cleaning and Enhancing of Scanned Documents.” We believe the claims have no merit and intend to defend the action vigorously.

On November 27, 2002, AllVoice Computing plc, or AllVoice, filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to Their Audio Data While Text Is Being Changed,” or the 273 Patent. The 273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although we have several products in the speech recognition technology field, we believe that our products do not infringe the 273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. We filed an Answer on December 23, 2002. On January 4, 2005, the case was transferred to a new judge of the United States District Court for the Southern District of Texas for administrative reasons. The United States District Court for the Southern District of Texas entered summary judgment against AllVoice and dismissed all claims against Nuance on February 21, 2006. AllVoice filed a notice of appeal from this judgment on April 26, 2006.

In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased Former Nuance stock between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of the Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including approval of the Court. The settlement is not expected to have any material impact upon Former Nuance or us, as payments, if any, are expected to be made by insurance carriers, rather than by Former Nuance. In July 2004, the underwriters filed a motion opposing approval by the court of the settlement among the plaintiffs, issuers and insurers. In March 2005, the court granted preliminary approval of the settlement, subject to the parties agreeing to modify the term of the settlement which limits each underwriter from seeking contribution against its issuer for damages it may be forced to pay in the action. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement. The court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The settlement remains subject to a number of conditions, including final court approval. In the event the settlement is not concluded, we intend to defend the litigation vigorously. We believe we have meritorious defenses to the claims against Former Nuance.

We believe that the final outcome of the current litigation matters described above will not have a significant adverse effect on our financial position or results of operations. However, even if our defense is successful, the litigation could require significant management time and will be costly. Should we not prevail in these litigation matters, our operating results, financial position and cash flows could be adversely impacted.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “NUAN”. The table below shows the high and low sale prices of our common stock for each quarter of the fiscal years ended September 30, 2006 and 2005, respectively, on the NASDAQ Global Select Market.

	High	Low

Fiscal 2006:
First quarter	$7.89	$4.60
Second quarter	12.04	7.41
Third quarter	13.48	7.37
Fourth quarter	10.39	6.94
Fiscal 2005:
First quarter	$4.51	$3.25
Second quarter	4.80	3.43
Third quarter	4.64	3.42
Fourth quarter	5.38	3.74

Holders

As of November 30, 2006, there were 923 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of our credit facility place restrictions on our ability to pay dividends except for stock dividends (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results

of Operations — Liquidity and Capital Resources” and Note 10 “Debt” in the Notes to Consolidated Financial Statements).

Issuer Purchases of Equity Securities

We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2006, which represent shares returned to satisfy tax withholding obligations:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

July 2, 2006 — July 31, 2006	—	$—	—	—
August 1, 2006 — August 31, 2006	43,687	$7.59	—	—
September 1, 2006 — September 30, 2006	—	—	—	—

Total	43,687	$7.59	—	—

Item 6.	Selected Consolidated Financial Data

On October 23, 2004, our Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in this Form 10-K to the fiscal 2004 refer to the nine month period ended September 30, 2004. References to fiscal 2005 and 2006, refer to the twelve month periods ended September 30. References to fiscal 2003 and prior years, refer to the twelve month periods ended December 31.

The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The interim statement of operations for the nine months ended September 30, 2003 is unaudited and, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results of operations for the nine months ended September 30, 2003. (Amounts in thousands, except per share dollars and percentages).

	Year Ended		Nine Month Period Ended		Year Ended
	September 30,		September 30,		December 31,
	2006(1),(2)	2005(4),(5)	2004(6)	2003(7)	2003(7)	2002
				(Unaudited)

Operations:
Total revenue	$388,510	$232,388	$130,907	$88,529	$135,399	$106,619

Gross margin	267,467	163,185	89,113	65,405	98,760	80,730
Income (loss) from operations	8,370	2,032	(7,993)	(7,033)	(6,462)	6,603
Income (loss) before income taxes	(7,071)	1,395	(8,045)	(6,375)	(5,787)	6,587
Provision for (benefit from) income taxes	15,144	6,812	1,333	473	(269)	254
Income (loss) before cumulative effect of accounting change	(22,215)	(5,417)	(9,378)	(6,848)	(5,518)	6,333
Cumulative effect of accounting change(2)	(672)	—	—	—	—	—

Net income (loss)	$(22,887)	$(5,417)	$(9,378)	$(6,848)	$(5,518)	$6,333

Basic and Diluted Earnings Per Share Data:
Income (loss) before cumulative effect of accounting change	$(0.13)	$(0.05)	$(0.09)	$(0.10)	$(0.07)	$0.09

Net income (loss)	$(0.14)	$(0.05)	$(0.09)	$(0.10)	$(0.07)	$0.09

Weighted average common shares outstanding:
Basic	163,873	109,540	103,780	71,286	78,398	67,010

Diluted	163,873	109,540	103,780	71,286	78,398	72,796

Financial Position:
Cash, cash equivalents and short and long-term marketable securities	$112,334	$95,814	$47,691	$48,038	$42,584	$18,853
Total assets	1,235,074	757,212	392,653	376,341	401,940	143,690
Long-term debt, net of current portion(3)	349,990	35	27,700	28,085	27,859	—
Total stockholders’ equity	576,596	514,665	301,745	288,512	303,226	119,378
Selected Data and Ratios:
Working capital	51,273	12,130	27,940	36,375	44,305	16,842
Depreciation of property and equipment	8,366	5,019	2,919	1,549	2,443	2,007
Amortization of other intangible assets	30,083	13,134	10,399	8,927	12,813	11,152
Gross margin percentage	68.8%	70.2%	68.1%	73.9%	72.9%	75.7%

(1)	On March 31, 2006, we acquired all of the outstanding shares of Dictaphone Corporation. See Note 3 of the Notes to our Consolidated Financial Statements.

(2)	Nuance adopted the provision of SFAS 123(R), “Share-Based Payment” effective October 1, 2005, the beginning of fiscal 2006. As a result, the results of operations included incremental share-based payments over what would have been recorded had the company continued to account for share-based compensation under APB No. 25, “Accounting for Stock Issued to Employees.” See Note 16 of the Notes to our Consolidated Financial Statements.

(3)	During fiscal 2006, we entered into a new senior secured credit facility which consists of a $355.0 million 7-year term loan and a $75.0 million six-year revolving credit line to partially finance our acquisition of Dictaphone. As of September 30, 2006, there were no outstanding borrowings under the revolving credit line. See Note 10 of the Notes to our Consolidated Financial Statements.

(4)	During fiscal 2005, we acquired all of the outstanding shares of Rhetorical Systems, Ltd., ART Advanced Recognition Technologies, Inc., Phonetic Systems Ltd., MedRemote, Inc. and Nuance Communications, Inc. (Former Nuance) See Note 3 of the Notes to our Consolidated Financial Statements.

(5)	Income from operations for the year ended September 30, 2005 reflects $7.2 million in restructuring charges, consisting of $2.9 million related to the elimination of personnel and $4.3 million related to the abandoned leased facilities, including the write-off of leasehold improvements. See Note 13 of the Notes to our Consolidated Financial Statements.

(6)	During fiscal 2004, we acquired all of the outstanding shares of Telelogue, Inc. and Brand & Groeber Communications GbR. See Note 3 of the Notes to our Consolidated Financial Statements.

(7)	During fiscal 2003, we acquired Royal Philips Electronic Speech Processing Telephony and Voice control business units, and related intellectual property. We also acquired all of the outstanding shares of SpeechWorks International, Inc. and LocusDialog, Inc.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis, or MD&A, is intended to help the reader understand the results of operations and financial condition of our business. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

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

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in Item 1A — “Risk Factors” and elsewhere in this Annual Report.

Overview of the Business

We are a leading provider of speech and imaging solutions for businesses and consumers around the world. Our technologies, applications and services are transforming the way people create, use and interact with information and make the experience of our end users a more compelling, convenient and satisfying one.

Our speech technologies enable voice-activated services over a telephone, transform speech into written word, and permit the control of devices and applications by simply speaking. With the acquisition of Dictaphone, we expanded our speech technologies in the automatic conversion of voice reports into electronic patient reports for a wide range of users in the transcription and healthcare industry. We expect our acquisition of Dictaphone to significantly expand our reach into the healthcare industry. Our imaging solutions offer cost-effective PDF applications for business users, convert paper and PDF into documents that can be easily edited, and simplify scanning and document management using multifunction scanners and networked digital copiers.

Our software can be delivered as part of a larger integrated system, such as systems for customer service call centers, or as an independent application, such as dictation, medical transcription, document or PDF conversion, navigation systems in automobiles or digital copiers on a network. In select situations we sell or license intellectual property in conjunction with or in place of embedding our intellectual property in software. Our products and technologies deliver a measurable return on investment to our customers and our goal is to help our customers optimize productivity and reduce costs.

We market and distribute our products indirectly through a global network of resellers comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; and directly to businesses and consumers through a dedicated direct sales force and our e-commerce website (www.nuance.com).

Nuance was incorporated in 1992 as Visioneer, Inc. under the laws of the state of Delaware. In 1999, we changed our name to ScanSoft, Inc. and also changed our ticker symbol to SSFT. In October 2004, we changed our fiscal year end to September 30, resulting in a nine-month fiscal year for 2004. In October 2005, we changed our name to Nuance Communications, Inc., to reflect our core mission of being the world’s most comprehensive and innovative provider of speech solutions, and in November 2005 we changed our ticker symbol to NUAN.

Our business is predicated on providing our partners and customers with a comprehensive portfolio of value-added solutions, ensuring technological leadership, promoting the broad adoption of our innovative technology and building global sales and channel relationships. We continue to execute our strategy of maintaining leadership in speech and imaging through sustained growth in our ongoing operations as well as through strategic acquisitions that complement our existing capabilities.

Our focus on providing competitive and value-added solutions for our customers and partners requires a broad set of technologies, service offerings and channel capabilities. We have successfully completed and integrated 15 acquisitions since 2000 and we expect to continue to make acquisitions of other companies, businesses and technologies to complement our internal investments. We have a team that focuses on evaluating market needs and potential acquisitions to fulfill them. In addition, we have a disciplined methodology for integrating acquired companies and businesses after the transaction is complete. In recent fiscal years, we completed a number of acquisitions, including the following significant transactions:

•	On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units to expand our solutions for speech in call centers and within automobiles and mobile devices.

•	On August 11, 2003, we acquired SpeechWorks International, Inc. to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

•	On February 1, 2005, we acquired Phonetic Systems Ltd. to complement our solutions and expertise in automated directory assistance and enterprise speech applications.

•	On September 15, 2005, we acquired the former Nuance Communications, Inc., which we refer to as Former Nuance, to expand our portfolio of technologies, applications and services for call center automation, customer self service and directory assistance.

•	On March 31, 2006, we acquired Dictaphone Corporation, a leading healthcare information technology company that provides a broad range of digital dictation, transcription, and report management system solutions.

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the twelve months ended September 30, 2006 and 2005, and the nine months ended September 30, 2004.

			Nine-Month
	Year Ended	Year Ended	Period Ended
	September 30,	September 30,	September 30,
	2006	2005	2004

Revenue:
Product and licensing	60.7%	73.7%	75.0%
Professional services, subscription and hosting	20.9	20.3	19.4
Maintenance and support	18.4	6.0	5.6

Total revenue	100.0	100.0	100.0

Costs and expenses:
Cost of product and licensing	8.1	8.8	7.9
Cost of professional services, subscription and hosting	15.2	14.9	15.5
Cost of maintenance and support	4.6	2.1	2.0
Cost of revenue from amortization of intangible assets	3.3	3.9	6.5

Gross Margin	68.8	70.3	68.1

Research and development	15.3	16.9	20.2
Sales and marketing	33.1	33.9	37.8
General and administrative	14.2	13.8	14.1
Amortization of other intangible assets	4.4	1.7	1.5
Restructuring and other charges (credits), net	(0.3)	3.1	0.6

Total operating expenses	66.7	69.4	74.2

Income (loss) from operations	2.1	0.9	(6.1)
Other income (expense), net	(3.9)	(0.3)	(0.1)

Income (loss) before income taxes	(1.8)	0.6	(6.2)
Provision for income taxes	3.9	2.9	1.0

Loss before cumulative effect of accounting changes	(5.7)	(2.3)	(7.2)
Cumulative effect of accounting change	(0.2)	0.0	0.0

Net loss	(5.9)%	(2.3)%	(7.2)%

REVENUE

The following table shows total revenue by geographic location, based on the location of our customers, in absolute dollars and percentage change (in thousands, except percentages):

Total Revenue

			Nine-Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

United States	$288,300	$160,927	$91,472	79.1%	75.9%
International	100,210	71,461	39,435	40.2	81.2

Total Revenue	$388,510	$232,388	$130,907	67.2%	77.5%

Fiscal 2006 Compared to Fiscal 2005

Total revenue for the fiscal year ended September 30, 2006 increased by $156.1 million as compared to the fiscal year ended September 30, 2005. The increase was primarily due to $112.4 million of revenue related to our acquisitions of Former Nuance and Dictaphone. Organic total revenue increased $43.7 million, or 19%, in fiscal 2006. Included in this organic growth, network revenue increased 20%, dictation revenue increased 26% primarily as a result of the release of Dragon NaturallySpeaking version 9.0, while embedded revenue increased by 37% and imaging revenue increased by 6%.

Based on the location of the customers, the geographic split in fiscal 2006 was 74% of total revenue in the United States and 26% internationally. This compares to 69% of total revenue in the United States and 31% internationally for the year ended September 30, 2005. The increase in revenue generated in the United States was primarily due to sales of Dictaphone products, 93.0% of which revenue is derived in in the United States. Excluding the Dictaphone revenue for fiscal 2006, 68% of total revenue was derived from customers in the United States and 32% internationally.

Fiscal 2005 Compared to Fiscal 2004

Total revenue for fiscal 2005 increased by $101.5 million as compared to fiscal 2004. The increase in revenue was due to several factors, including a twelve-month fiscal period in 2005, which included a seasonally strong fourth calendar quarter that contributed $60.6 million of total revenue. Excluding that incremental quarter, total revenue increased $40.9 million, or 31.2%. The substantial majority of the growth derived from comparative periods due to organic growth in product lines existing as of January 1, 2004 and to a lesser extent based on revenue related to acquisitions consummated in late fiscal 2004 and during fiscal 2005.

The geographic revenue split, based on the location of our customers, was 69% of total revenue in fiscal 2005 in the United States and 31% internationally. This compares to 70% of total revenue in the United States and 30% internationally for the nine month period ended September 30, 2004.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our speech and imaging products and technology. The following table shows product and licensing revenue in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

			Nine Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

Product and licensing revenue	$235,825	$171,200	$98,262	37.7%	74.2%

As a percentage of total revenue	60.7%	73.7%	75.0%

Fiscal 2006 Compared to Fiscal 2005

Product and licensing revenue for fiscal 2006 increased by $64.6 million compared to fiscal 2005. This increase in product and licensing revenue was primarily due to $39.8 million of revenue attributable to our acquisitions of Former Nuance and Dictaphone. Excluding the impact of these acquisitions, product and licensing revenue grew $24.8 million, or 15%, compared to the fiscal year ended September 30, 2005. Due to a change in revenue mix, driven primarily by the growth of maintenance and support revenue, product and licensing revenue as a percentage of total revenue declined 13% in fiscal 2006 as compared to fiscal 2005.

Speech related product and licensing revenue increased 56% in fiscal 2006 compared to fiscal 2007, growing to 70% of total product and licensing revenue in fiscal 2006, up from 60% in fiscal 2005. Excluding revenue due to our acquisitions of Former Nuance and Dictaphone, speech related product and licensing revenue increased by $19.6 million, or 19%, in fiscal 2006 compared to fiscal 2005. The growth in speech revenue resulted from increased sales of our legacy network products, embedded products in automotive and handsets, as well as increased sales in dictation fueled by our fourth quarter release of Dragon NaturallySpeaking 9.0. Product and licensing revenue from our imaging products increased by $5.2 million, or 8%, due to increased sales of our PDF product family with the September 2006 release of PDF 4.0 and the May 2006 release of PaperPort 11.

Fiscal 2005 Compared to Fiscal 2004

Product and licensing revenue for fiscal 2005 increased by $72.9 million compared to fiscal 2004. The increase in product and licensing revenue is generally attributable to the factors discussed above with respect to total revenue, including the seasonably strong fourth calendar quarter of calendar 2004 that contributed $46.8 million of increased product and licensing revenue. Excluding the revenue from the additional three-month period, product and licensing revenue increased $26.1 million, or 26.6%. The substantial majority of the growth in addition to the additional three months was growth from organic products that we had in our product portfolio as of January 1, 2004, and to a lesser extent was based on revenue related to recent acquisitions. Speech related product and licensing revenue increased to 60% of total product and licensing revenue for fiscal 2005, up from 55% of total product and licensing revenue in fiscal 2004. Expressed in dollars, revenue from speech related products totaled $104.2 million for fiscal 2005, as compared to $54.6 million for fiscal 2004. Within speech, network revenue remained relatively stable at 25% of total product and licensing revenue in fiscal 2005, while embedded revenue increased to 10% of total product and licensing revenue in fiscal 2005, up from 7% in fiscal 2004. The increase in embedded revenue was largely attributable to the acquisition of ART in January 2005. Dictation revenue in fiscal 2005 increased to 25% of total product and licensing revenue, up from 22% for fiscal 2004, primarily due to the release of Dragon NaturallySpeaking 8.0 in the first quarter of fiscal 2005, as well as the May 2005 acquisition of MedRemote.

Imaging related product and licensing revenue increased to $66.9 million for fiscal 2005, up 53% from fiscal 2004. Of this increase, 33% is due to the additional three months included in fiscal 2005, with the majority of the remaining increase attributable to increased sales of our PaperPort product family, which had a new release in the first quarter of fiscal 2005.

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

			Nine Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

Professional services, subscription and hosting revenue	$81,320	$47,308	$25,358	71.9%	86.6%

As a percentage of total revenue	20.9%	20.3%	19.4%

Fiscal 2006 Compared to Fiscal 2005

Professional services, subscription and hosting revenue for fiscal 2006 increased by $34.0 million as compared to fiscal 2005. The largest component of this increase in professional services revenue was $22.0 million of revenue due to our acquisitions of Former Nuance and Dictaphone. Included in the Dictaphone revenue is $16.0 million of revenue relating to the subscription and hosting customer base. Excluding the impact of these acquisitions, our professional services revenue increased by $12.0 million, or 26% compared to fiscal 2005, with most product lines contributing to this growth. Network services, excluding revenue attributable to Former Nuance, provided $9.0 million, or 26% organic growth, based on growth in core network consulting, subscription and hosting and training revenue.

Fiscal 2005 Compared to Fiscal 2004

Professional services, subscription and hosting revenue for fiscal 2005 increased by $22.0 million as compared to fiscal 2004. The increase in professional services revenue was partially attributed to the inclusion of the seasonably strong fourth calendar quarter of calendar 2004 that contributed $11.0 million of increased professional services revenue. In addition to the revenue from that extra three-month period, professional services revenue increased $11.0 million, or 43%. The substantial majority of the growth was derived from organic growth in products existing as of January 1, 2004 and a lesser portion was attributable to acquisitions made in fiscal 2005. The organic growth is primarily due to the continued demand for consulting services, both in project size and in the volume of projects. Also contributing to the total growth, but to a lesser extent, was revenue from subscription based licensing and hosting services.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance service for our speech products including network, embedded and dictation and transcription products. The following table shows maintenance and support revenue in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

			Nine Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

Maintenance and support revenue	$71,365	$13,880	$7,287	414.2%	90.5%

As a percentage of total revenue	18.4%	6.0%	5.6%

Fiscal 2006 Compared to Fiscal 2005

Maintenance and support revenue increased by $57.5 million in fiscal 2006 compared to fiscal 2005. As a percentage of total revenue, maintenance and support revenue grew 12.4% in fiscal 2006, up from 6% in fiscal 2005. $50.5 million of this increase is due to our acquisitions of Former Nuance and Dictaphone, both of which have a significant customer base of maintenance and support contracts from historic sales of product. Excluding the impact of these acquisitions, maintenance and support revenue increased $7.0 million, or 50%, in fiscal 2006 compared to fiscal 2005, due to our continued strong renewal rates as well as from new sales in our network products.

Fiscal 2005 Compared to Fiscal 2004

Maintenance and support revenue for fiscal 2005 increased by $6.6 million compared to fiscal 2004. $2.8 million of this increase is attributable to the additional three months included in fiscal 2005. Excluding that incremental quarter, maintenance and support revenue increased $3.3 million, or 45%. The substantial majority of the growth derived from comparative periods was the result of organic growth in product lines existing as of January 1, 2004, and to a lesser extent the acquisitions consummated in late fiscal 2004 and during fiscal 2005.

COSTS AND EXPENSES

In fiscal 2006, stock-based compensation includes the amortization of the fair value of share-based payments made to employees and to members of our Board of Directors, under the provisions of SFAS 123R, which we adopted on October 1, 2005 (see Note 2, Summary of Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). As a result of the adoption of SFAS 123R, we have recorded $22.5 million of expense related to share-based payments during fiscal 2006 as compared to $3.0 million in fiscal 2005 and $1.5 million in fiscal 2004. To isolate the effects of the accounting change and to facilitate comparative review of our operations between the fiscal 2006, fiscal 2005 and fiscal 2004 periods, we have presented below each cost and expense line in tabular format, with and without the amounts recorded in each period relating to share-based payments. Unless noted otherwise, discussion of fiscal 2006 compared to fiscal 2005 represents discussion of costs and expenses excluding share-based payments.

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs, and third-party royalty expenses. The following table shows cost of product and licensing revenue including and excluding the cost of product and licensing revenue attributable to stock-based compensation, in absolute dollars and as a percentage of product and licensing revenue (in thousands, except percentages):

			Nine Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

Cost of product and licensing revenue	$31,394	$20,378	$10,348	54.1%	96.9%
Share-based payments	88	10	—

Cost of product and licensing revenue, excluding share-based payments	$31,306	$20,368	$10,348	53.7%	96.8%

As a percentage of product and licensing revenue:
Including share-based payments	13.3%	11.9%	10.5%

Excluding share-based payments	13.3%	11.9%	10.5%

Fiscal 2006 Compared to Fiscal 2005

Cost of product and licensing revenue, excluding share-based payments, for fiscal 2006 increased $10.9 million as compared to fiscal 2005 primarily due to $9.3 million of costs due to our acquisitions of Former Nuance and Dictaphone. As a percentage of product and licensing revenue, cost of product and licensing revenue increased 1.4% in fiscal 2006, largely due to Dictaphone products that have higher cost of goods sold relative to our other products. The added costs of goods sold for Dictaphone products are primarily due to third party hardware that is included in the solutions licensed to customers.

Excluding Dictaphone, in fiscal 2006 the cost of product and licensing revenue increased by $1.9 million, while declining to 9.2% of product and licensing revenue. The decrease as a percent of revenue was due to several factors. Most notably, the materials costs decreased by 0.7%, to 3.9% of product and licensing revenue, due to a decrease in imaging boxed products relative to speech products which carry lower materials costs. Additionally, royalties decreased by $0.5 million compared to fiscal 2005 driven largely by contractual changes for our embedded product lines’ royalties.

Fiscal 2005 Compared to Fiscal 2004

Cost of product and licensing revenue for fiscal 2005 grew $10.0 million compared to fiscal 2004. This 96.9% increase is due to a number of factors, most significant of which is the additional three months included in 2005 as compared to 2004. Additionally, the expenses have increased along with the 75.2% growth in product and licensing revenue as compared to fiscal 2004. As a percentage of product and licensing revenue, cost of product and licensing revenue for fiscal 2005 increased to 11.9% as compared to 10.6% in fiscal 2004. This increase is primarily due to higher third party royalty expense that amounted to $4.2 million for fiscal 2005, compared to $1.2 million in fiscal 2004. The $3.0 million increase is due to a number of factors including more products that have royalties associated with them, higher royalties associated with renegotiated contracts with third parties for certain imaging products, and the 75.2% increase in product and licensing revenue. Partially offsetting the royalty increase was a modest decrease in material costs of product and licensing revenue, from 5.0% of product and licensing revenue in fiscal 2004 to 4.6% for fiscal 2005.

Cost of Professional Services, Subscription and Hosting Revenue

Cost of professional services, subscription and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead, as well as the hardware and communications fees that support our subscription and hosted solutions. The following table shows cost of revenue including and excluding the cost of revenue attributable to stock-based compensation, in absolute dollars and as a percentage of professional services, subscription and hosting revenue (in thousands, except percentages):

			Nine Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

Cost of professional services, subscription and hosting revenue	$59,015	$34,737	$20,456	69.9%	69.8%
Share-based payments	1,873	107	59

Cost of professional services, subscription and hosting revenue, excluding share-based payments	$57,142	$34,630	$20,397	65.0%	69.8%

As a percentage of professional services, subscription and hosting revenue:
Including share-based payments	72.6%	73.4%	80.7%

Excluding share-based payments	70.3%	73.2%	80.4%

Fiscal 2006 Compared to Fiscal 2005

Cost of professional services, subscription and hosting revenue, excluding share-based payments, increased $22.5 million in fiscal 2006 as compared to fiscal 2005 primarily due to $14.9 million of costs due to our acquisitions of Former Nuance and Dictaphone, both of which have robust professional services organizations to support revenue streams. Additionally, Dictaphone has a large subscription-based licensing and hosted application customer base. The 65.0% growth in costs supports the 71.9% growth in related revenue for fiscal 2006. Cost of professional services as a percentage of the revenue, excluding share-based payments, improved 2.9% as synergies were realized from the merging of the service teams from Former Nuance and Dictaphone. These improvements were offset partially by increased expenses for the subscription and hosting services.

Fiscal 2005 Compared to Fiscal 2004

Cost of professional services, subscription and hosting revenue for fiscal 2005 increased $14.2 million compared to fiscal 2004. This increase was due to a number of factors including the additional three months included in fiscal 2005. Additionally, incremental costs were necessary to support the 86.6% growth in related revenue. As a percentage of the related revenue, cost of professional services, subscription and hosting revenue for fiscal 2005 decreased to 73.2% compared to 80.4% in fiscal 2004. The percentage decrease in professional services cost as a percent of professional services revenue is attributable to a number of factors, including a reduction in outside consultant expenses and a more efficient utilization of existing headcount.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue including and excluding the cost of maintenance and support revenue attributable to stock-based compensation, in absolute dollars and as a percentage of maintenance and support revenue (in thousands, except percentages):

			Nine Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

Cost of maintenance and support revenue	$17,723	$4,938	$2,559	258.9%	93.0%
Share-based payments	525	15	7

Cost of maintenance and support revenue, excluding share-based payments	$17,198	$4,923	$2,552	249.3%	92.9%

As a percentage of maintenance and support revenue:
Including share-based payments	24.8%	35.6%	35.1%

Excluding share-based payments	24.1%	35.5%	35.0%

Fiscal 2006 Compared to Fiscal 2005

Cost of maintenance and support revenue, excluding share-based payments, for fiscal 2006 increased $12.3 million compared to fiscal 2005 due primarily to $8.0 million of costs for the additional headcount to support the additional revenue from our acquisitions of Former Nuance and Dictaphone. As a percentage of maintenance and support revenue, cost of revenue decreased 11.4% in fiscal 2006 to 24.1%. This decrease in percentage is primarily attributable to lower costs relative to the revenue in our healthcare maintenance and support business following our acquisition of Dictaphone. Speech margins, excluding the acquisition of Dictaphone, also improved in fiscal 2006, primarily due to synergies we realized upon the combination of pre-existing and acquired product lines following our acquisition of Former Nuance.

Fiscal 2005 Compared to Fiscal 2004

Cost of maintenance and support revenue for fiscal 2005 grew $2.4 million as compared to fiscal 2004. This increase was due to a number of factors including the additional three months included in fiscal 2005. Additionally, incremental costs were necessary to support the 79.6% growth in related revenue. As a percentage of maintenance revenue, cost of maintenance revenue increased 2.5% in fiscal 2005 as compared to fiscal 2004. The percentage increase was attributable to increased staffing made in advance of the anticipation of increasing revenue.

Cost of Revenue from Amortization of Intangible Assets

Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology using the straight-line basis over their estimated useful lives. We evaluate the recoverability of intangible assets periodically or whenever events or changes in business circumstances indicate that the carry value of our intangible assets may not be recoverable. The following table shows cost of revenue from amortization of intangible assets in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

			Nine Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

Cost of revenue from amortization of intangible assets	$12,911	$9,150	$8,431	41.1%	8.5%

As a percentage of total revenue	3.3%	3.9%	6.5%

Fiscal 2006 Compared to Fiscal 2005

Cost of revenue from amortization of intangible assets increased $3.8 million in fiscal 2006 as compared to fiscal 2005. The increase was primarily attributable to the $4.4 million in amortization of intangible assets acquired in connection with our acquisitions of Dictaphone in March 2006 and Former Nuance in September 2005. Additionally, the increase was due to $0.4 million in expense relative to amortization of the license that resulted from our December 4, 2006 settlement and licensing of technology from z4 Technologies, Inc. (refer to Note 23 of Notes to our Consolidated Financial Statements for discussion of this subsequent event). In addition, during the fourth quarter of fiscal 2006, we determined that we would not make additional investments to support a technology licensed from a non-related third-party in 2003. As a result, we revised the cash flow estimates related to the purchased technology and recorded an additional $2.6 million in cost of revenue to write down the purchased technology to its net realizable value. These increases were offset in part by the cessation of the amortization of technology and patents that was established in connection with our acquisitions consummated in 1999 and 2000.

Based on the amortizable intangible assets as of September 30, 2006, and assuming no impairment or reduction in expected lives, we expect cost of revenue from amortization of intangible assets for fiscal 2007 to be $11.2 million.

Fiscal 2005 Compared to Fiscal 2004

Cost of revenue from amortization of intangible assets increased $0.7 million in fiscal 2005 as compared to fiscal 2004. The increase was attributable to the additional three months included in the fiscal 2005 period, partially offset by the net amount of amortization of intangible assets that became fully amortized in fiscal 2004 and new amortization on assets established in connection with our acquisitions during fiscal 2004 and 2005.

Research and Development Expense

Research and development expense primarily consists of salaries and benefits and overhead relating to our engineering staff. The following table shows research and development expense including and excluding the research and development expense attributable to share-based payments, in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

			Nine Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

Total research and development expense	$59,403	$39,190	$26,390	51.6%	48.5%
Share-based payments	4,578	241	228

Research and development expense, excluding share-based payments	$54,825	$38,949	$26,162	40.8%	48.9%

As a percentage of total revenue:
Including share-based payments	15.3%	16.9%	20.2%

Excluding share-based payments	14.1%	16.8%	20.0%

Fiscal 2006 Compared to Fiscal 2005

Research and development expense, excluding share-based payments, increased $15.9 million in fiscal 2006 compared to fiscal 2005 primarily due to a $12.9 million increase in compensation related expense associated with increased average headcount of 80 employees mainly resulting from our acquisitions of Former Nuance and Dictaphone. The remaining increase was attributable to an increase in other headcount related expenses, including travel and infrastructure related expenses as we continued to invest in our products. While continuing to increase in absolute dollars, research and development expense has decreased relative to our total revenue. This decrease in expense as a percentage of total revenue reflects synergies following previous acquisitions.

We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we plan to continue to invest in research and development activities. To date, we have not capitalized any internal development costs as the cost incurred after technological feasibility but before release of products has not been significant. While we will continue to invest in research and development in fiscal 2007, we expect research and development expenses to decline as a percentage of revenue.

Fiscal 2005 Compared to Fiscal 2004

Research and development expense, excluding share-based payments, increased $12.8 million in fiscal 2005 as compared to fiscal 2004. The increase in expenses after reflecting the effect of the three months ended December 2004 in fiscal 2004, results in additional expenses of $3.9 million, or 11% in fiscal 2005 as compared to fiscal 2004 on an annualized basis. While increasing in absolute dollars, research and development expense decreased relative to our total revenue. This decrease in expense as a percentage of total revenue reflects synergies following previous acquisitions.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshows and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense including and excluding the sales and marketing expense attributable to share-based payments, in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

			Nine Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

Total sales and marketing expense	$128,412	$78,797	$49,554	63.0%	59.0%
Share-based payments	7,332	872	420

Sales and marketing expense, excluding share-based payments	$121,080	$77,925	$49,134	55.4%	58.6%

As a percentage of total revenue:
Including share-based payments	33.1%	33.9%	37.8%

Excluding share-based payments	31.2%	33.5%	37.5%

Fiscal 2006 Compared to Fiscal 2005

Sales and marketing expense, excluding share-based payments, increased $43.2 million in fiscal 2006 as compared to fiscal 2005. $34.7 million of this increase was attributable to an increase in salaries and other variable costs, commissions and travel expenses relating to an increase in average headcount of 207 employees primarily resulting from our acquisitions of Former Nuance and Dictaphone and continued investment in the sales force for our existing products. In addition, our marketing expenses increased $7.8 million primarily to support new product releases made during 2006, including PaperPort 11 and Dragon Naturally Speaking 9.0, as well as additional marketing expenses of Dictaphone and Former Nuance products. While the expense in absolute dollars increased, sales and marketing expense as a percentage of revenue decreased as we achieved higher sales volumes while controlling our cost structure.

We expect sales and marketing expenses to increase as we continue to pursue our strategic goals. While increasing in absolute dollars, we expect to see a decrease in sales and marketing expenses as a percentage of revenue in fiscal 2007 as the expected revenue growth outpaces the expenses in this area.

Fiscal 2005 Compared to Fiscal 2004

Sales and marketing expense, excluding share-based payments, increased $28.8 million in fiscal 2005 compared to fiscal 2004. The increase in expenses after reflecting the effect of the three months ended December 2004, resulted in additional expenses of $10.2 million, or 15% in fiscal 2005 compared to fiscal 2004 on an annualized basis. While increasing in absolute dollars, sales and marketing expense as a percent of total revenue dropped 4.0% in fiscal 2005 compared to fiscal 2004. Decreases in expenses as a percent of revenue were derived largely from an improved efficiency of the sales organization, allowing for total compensation of sales and marketing employees to decrease as a percentage of revenue, to 18.9% of total revenue for fiscal 2005, down from 21.1% for fiscal 2004. Additionally, while the cost of marketing programs increased in absolute dollars to $16.9 million for fiscal 2005 from $10.7 million for fiscal 2004, this represents a decrease in terms of the percentage compared to total revenue of 0.9%, from 8.2% in fiscal 2004 to 7.3% in fiscal 2005.

General and Administrative Expense

General and administrative expenses primarily consist of personnel costs, (including overhead), for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense including and excluding the general and administrative expense attributable to share-based payments, in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

			Nine Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

Total general and administrative expense	$55,343	$31,959	$18,394	73.2%	73.7%
Share-based payments	7,471	1,751	587

General and administrative expense, excluding share-based payments	$47,872	$30,208	$17,807	58.5%	69.6%

As a percentage of total revenue:
Including share-based payments	14.2%	13.8%	14.1%

Excluding share-based payments	12.3%	13.0%	13.6%

Fiscal 2006 Compared to Fiscal 2005

General and administrative expense, excluding share-based payments, increased $17.7 million in fiscal 2006 compared to fiscal 2005. The acquisition of Dictaphone contributed $7.7 million of this increase, including $3.0 million paid to Dictaphone staff for non-recurring activities necessary to transition knowledge and processes post-acquisition and $0.8 million in non-recurring activities performed by certain advisors who supported planning and integration efforts for this acquisition. General and administrative expenses, excluding those related to Dictaphone, increased $10.0 million due primarily to compensation for increased employees and external contractors in the finance, human resources, legal and other general and administrative functions. This increase in spending on staff and contractors was related to the integration of the acquisitions we made in fiscal 2005, as well as to compliance with new regulations, such as the implementation of SFAS 123R in fiscal 2006. These new initiatives were partially offset by a reduction in overall costs for staffing and contractors needed to comply with the provisions of Sarbanes Oxley in fiscal 2006 compared to fiscal 2005. While the expense increased in absolute dollars, general and administrative expense as a percentage of revenue decreased as we achieved higher sales volumes while controlling our cost structure.

We expect to continue to see general and administrative expenses as a percentage of total revenue decrease as revenue growth outpaces expense growth. Notwithstanding the decrease as a percentage of total revenue, we expect to increase the total amount expended relating to general and administrative expenses as we support the growth of our business.

Fiscal 2005 Compared to Fiscal 2004

General and administrative expense, excluding share-based payments, increased $13.6 million in fiscal 2005 compared to fiscal 2004. The increase in expenses after reflecting the effect of the three months ended December 2004 in fiscal 2004, results in additional expenses of $6.3 million, or 24.7% in fiscal 2005 as compared to fiscal 2004 on an annualized basis. The increase in fiscal 2005 was primarily the result of costs relating to incremental headcount and fees for professional consultants. The costs relating to headcount were mainly attributable to additional team members in the finance, facilities and IT departments. The increase in expenditures for professional consultants includes fees for Sarbanes Oxley compliance, accounting and legal advisors, and advisors supporting our planning and integration efforts related to our acquisition of Former Nuance.

Amortization of Other Intangible Assets

Amortization of other intangible assets into operating expense includes amortization of acquired customer and contractual relationships, non-competition agreements and acquired trade names and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefit of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We evaluate these assets for impairment and for appropriateness of their remaining life on an ongoing basis. The following table shows amortization of other intangible assets in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

			Nine Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

Amortization of other intangible assets	$17,172	$3,984	$1,967	331.0%	102.5%

As a percentage of total revenue	4.4%	1.7%	1.5%

Fiscal 2006 Compared to Fiscal 2005

Amortization of intangible assets increased $13.2 million in fiscal 2006 as compared to fiscal 2005 largely attributable to the $10.8 million of amortization of identifiable intangible assets related to our acquisition of Dictaphone and full year amortization relating to our acquisitions of Former Nuance, Rhetorical, ART, Phonetic and MedRemote acquisitions.

Based on the amortizable intangible assets as of September 30, 2006, and assuming no impairment or reduction in expected lives, we expect that the fiscal 2007 amortization included in operating expenses will be $20.4 million.

Fiscal 2005 Compared to Fiscal 2004

Operating expenses derived from the amortization of intangible assets increased $2.0 million in fiscal 2005 as compared to fiscal 2004. The increase relates to the additional three months included in fiscal 2005, and to the amortization of intangible assets that were purchased in connection with our acquisitions during fiscal 2004 and 2005.

Restructuring and Other Charges (Credits), Net

During the second quarter of fiscal 2006, we recorded a $1.3 million reduction to existing restructuring reserves as a result of the execution of a favorable sublease agreement relating to one of the facilities included in our 2005 restructuring plan. The amount was partially offset by other net adjustments of $0.1 million associated with prior years’ restructuring programs.

In fiscal 2005, we incurred restructuring charges of $7.2 million. The charges were related to the elimination of ten employees during the first quarter of 2006, a plan of restructuring relative to certain of our facilities in June 2005, and a September 2005 plan of restructuring to eliminate additional facilities and a reduction of approximately 40 employees in connection with our acquisition of Former Nuance. The facilities charges included $0.2 million related to the write-down of leasehold improvements based on their net book value relative to the fair market value for their shortened lives. The reduction in personnel was primarily from the research and development and sales and marketing teams, and was based on the elimination of redundancies resulting from our acquisition of Former Nuance.

The following table sets forth the activity relating to the restructuring accruals in fiscal 2006, 2005 and 2004 (in thousands):

	Personnel	Facilities	Asset
	Related	Costs	Impairment	Total

Balance at December 31, 2003	$1,552	$309	$—	$1,861
Restructuring and other charges	801	—	—	801
Non-cash write-off	(348)	—	—	(348)
Cash payments	(1,599)	(141)	—	(1,740)

Balance at September 30, 2004	406	168	—	574
Restructuring and other charges	2,928	4,083	212	7,223
Non-cash write-off	—	—	(212)	(212)
Cash payments	(1,548)	(232)	—	(1,780)

Balance at September 30, 2005	1,786	4,019	—	5,805
Restructuring and other charges (credits)	(52)	(1,181)	—	(1,233)
Cash payments	(1,360)	(2,308)	—	(3,668)

Balance at September 30, 2006	$374	$530	$—	$904

The remaining personnel related accrual as of September 30, 2006 is primarily composed of amounts due under the 2005 restructuring plans which will be paid in fiscal 2007.

Other Income (Expense), Net

The following table shows other income (expense), net in absolute dollars and as a percentage of total revenue (in thousands, except percentages):

			Nine Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

Interest income	$3,305	$1,244	$429	165.7%	190.0%
Interest expense	(17,614)	(1,644)	(340)	971.4	383.5
Other income (expense), net	(1,132)	(237)	(141)	377.6	68.1

Total other income (expense), net	$(15,441)	$(637)	$(52)

As a percentage of total revenue	(3.9)%	(0.3)%	(0.1)%

Fiscal 2006 Compared to Fiscal 2005

Interest income increased $2.1 million in fiscal 2006, as compared to fiscal 2005, primarily due to higher cash and investment balances during fiscal 2006, as compared to the prior year, and to a lesser degree to greater yields on our cash and investments. Interest expense increased by $16.0 million during fiscal 2006, as compared to fiscal 2005, mainly due to $12.2 million of interest expense paid quarterly on the new credit facility we entered into on March 31, 2006. Additionally, we have recorded $4.6 million of non-cash interest expense mainly related to imputed interest in association with certain lease obligations included in our accrued business combination costs and accrued restructuring charges, the amortization of debt issuance costs associated with the new credit facility we entered into on March 31, 2006 as well as to the accretion of the interest related to the note payable from our Phonetic acquisition in February 2005. Other income (expense) principally consisted of foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries whose operations are denominated in other than their local currencies, as well as the translation of certain of our intercompany balances.

We expect interest expense to increase in during fiscal 2007, relative to fiscal 2006, as we pay interest on the 2006 credit facility, and amortize the debt issuance costs, for the full year as compared to the six month period that the debt was outstanding in fiscal 2006. We will continue to record interest expense as it relates to certain lease obligations included in our accrued restructuring and accrued business combination costs.

Fiscal 2005 Compared to Fiscal 2004

Interest income increased $0.8 million in fiscal 2005, as compared to fiscal 2004, primarily attributable to higher cash and investment balances during the year. Interest expense increased $1.3 million in fiscal 2005, as compared to fiscal 2004, mainly due to the recognition of non cash interest expense in association with the deferred installment payments of $16.4 million and $17.5 million, respectively, in connection with our acquisitions of ART and Phonetic during the second quarter of fiscal 2005.

Provision for Income Taxes

The following table shows the provision for income taxes in absolute dollars and the effective income tax rate (in thousands, except percentages):

			Nine Month	%	%
			Period Ended	Change	Change
	Fiscal	Fiscal	September 30,	2006 vs	2005 vs
	2006	2005	2004	2005	2004

Income tax provision (benefit)	$15,144	$6,812	$1,333	122.3%	411.0%

Effective income tax rate	(214.2)%	488.3%	(16.6)%

Fiscal 2006 Compared to Fiscal 2005 and Fiscal 2004

The variance from the federal statutory rate in all periods was due primarily to the increase in our valuation allowance with respect to certain deferred tax assets. Valuation allowances have been established for the U.S. net deferred tax asset, which we believe do not meet the “more likely than not” realization criteria established by SFAS 109, “Accounting for Income Taxes.” Due to a history of cumulative losses in the United States, a full valuation allowance has been recorded against the net deferred assets of our U.S. entities. At September 30, 2006, we had a valuation allowance for U.S. net deferred tax assets of approximately $312.1 million. The U.S. net deferred tax assets is composed of tax assets primarily related to net operating loss carryforwards (resulting both from business combinations and from operations) and tax credits, offset by deferred tax liabilities primarily related to intangible assets. Certain of these intangible assets have indefinite lives, and the resulting deferred tax liability associated with these assets is not allowed as an offset to our deferred tax assets for purposes of determining the required amount of our valuation allowance.

Our utilization of deferred tax assets that were acquired in a business combination (primarily net operating loss carryforwards) results in a reduction in the associated valuation allowance and an increase to goodwill. Our establishment of new deferred tax assets as a result of operating activities requires the establishment of valuation allowances based upon the SFAS 109 “more likely than not” realization criteria. The establishment of a valuation allowance relating to operating activities is recorded as an increase to tax expense.

Our tax provision also includes state and foreign tax expense, which is determined on either a legal entity or separate tax jurisdiction basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $112.3 million as of September 30, 2006, an increase of $16.5 million compared to $95.8 million including marketable securities of $24.1 million as of September 30, 2005. In addition, we had $0.8 million and $11.7 million of certificates of deposit relating to certain of our facilities leases as of September 30, 2006 and 2005, respectively. We completed fiscal 2006 with working capital of $51.3 million as compared to $12.1 million in fiscal 2005. As of September 30, 2006, total retained deficit was $190.1 million. We do not expect our retained deficit will impact our future ability to operate given our strong cash and financial position. Our cash and cash equivalents increased by $40.6 million in fiscal 2006. This increase was composed of cash provided by operating activities of $47.9 million, partially offset by the net impact of cash provided by financing activities and cash used in investing activities.

Cash provided by operating activities

Cash provided by operating activities for fiscal 2006 was $47.9 million, an increase of $31.7 million, or 196%, from $16.2 million provided by operating activities in fiscal 2005. The increase was primarily composed of changes relating to the net loss after adding back non-cash items such as depreciation and amortization, and share-based compensation; in fiscal 2006 this amount was $54.9 million compared to $20.9 million in fiscal 2005, an increase of $34.0 million, or 163%. This increase was offset by changes in working capital of $2.3 million, of which an $8.7 million use of cash for non-Dictaphone operations was offset by $6.4 million source of cash due to changes in Dictaphone working capital. The change in non-Dictaphone working capital was due to improved billing and collection processes resulting in improved days outstanding for accounts receivable billings. The Dictaphone working capital was also positive due to the collection of accounts receivable and acquired unbilled accounts receivable. For both non-Dictaphone and Dictaphone working capital, the cash provided from net accounts receivable was offset by payments relative to accounts payable and accrued expenses, a net decrease in deferred revenue, and a net increase in prepaid and other assets. Deferred revenue of Dictaphone and non-Dictaphone decreased largely due to amounts that were included in the beginning balance sheet relating to customer contracts also included in acquired unbilled accounts receivable, including the deferred revenue accounts of Former Nuance in the case of the non-Dictaphone changes.

Cash provided by operating activities for fiscal 2005 was $16.2 million, an increase of $9.9 million or 159%, as compared to $6.3 million in fiscal 2004. The increase in cash from operations was primarily due to a decrease in net loss by $4.0 million, increased non-cash items including an increase of $4.8 million in depreciation and amortization expense and an increase in deferred tax provision of $2.1 million. Also contributing to the increase in cash from operations was an increase in accounts payable, accrued expenses and deferred revenue totaling $19.2 million, offset by a $24.8 million growth in accounts receivable driven by our revenue growth of 77.5% in fiscal 2005.

Cash used in investing activities

Cash used in investing activities for fiscal 2006 was $366.0 million, an increase of $321.4 million, or 721%, as compared to $44.6 million for fiscal 2005. The increase in cash used in investing was primarily driven by an increase of $331.5 million in cash paid for our acquisitions, of which the majority of the fiscal 2006 payments related to our acquisition of Dictaphone on March 31, 2006. $3.8 million of the increase related to incremental additions to property and equipment. The increase in cash used in investing activities was partially offset by an $11.1 million decrease in restricted cash and $3.1 million of incremental maturities of marketable securities.

Cash used in investing for fiscal 2005 was $44.6 million, an increase of $15.9 million, or 55.3%, as compared to $28.7 million in fiscal 2004. The increase in cash used in investing was primarily driven by an increase of

$60.6 million in cash paid relating to various acquisitions during fiscal 2005 and $1.3 million increase in additions to property and equipment. These increases were partially offset by $21.1 million of cash proceeds from maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for fiscal 2006 was $358.6 million, an increase of $282.1 million compared to $76.5 million in fiscal 2005. The increase in cash provided by financing activities was primarily driven by $346.0 million net proceeds from the new credit facility we entered into in March 2006. Additionally, the proceeds from the issuance of common stock under employee based compensation plans increased $24.6 million, or 397%. These increases were partially offset by $73.8 million in net proceeds from the issuance of common stock under private placements that occurred in fiscal 2005 and deferred acquisition payments of $14.4 million related to our acquisition of ART in fiscal 2005.

Cash provided by financing activities for fiscal 2005 was $76.5 million, an increase of $73.8 million compared to $2.7 million in fiscal 2004. The increase in financing activities was driven by net cash proceeds of $73.9 million from the issuance of stock and warrants in a private equity offering during fiscal 2005.

Credit Facility

On March 31, 2006 we entered into a new senior secured credit facility, the 2006 Credit Facility. The 2006 Credit Facility consists of a $355.0 million, 7-year term loan which matures on March 31, 2013 and a $75.0 million revolving credit line which matures on March 31, 2012. The available revolving credit line capacity is reduced, as necessary, to account for letters of credit outstanding. As of September 30, 2006, there were $17.2 million of letters of credit issued under the revolving credit line and there were no outstanding borrowings under the revolving credit line.

Borrowings under the 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) a base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) a LIBOR rate determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars. The applicable margin for borrowings under the 2006 Credit Facility ranges from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.50% to 2.00% per annum with respect to LIBOR-based borrowings, depending upon our leverage ratio. As of September 30, 2006, our applicable margin is 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2006, our commitment fee rate is 0.50%.

We capitalized approximately $9.0 million in debt issuance costs related to the opening of the 2006 Credit Facility. The costs associated with the revolving credit facility are being amortized as interest expense over six years, through March 2012, while the costs associated with the term loan are being amortized as interest expense over seven years, through March 2013, which is the maturity date of the revolving line and term facility, respectively under the 2006 Credit Facility. The effective interest rate method is used to calculate the amortization of the debt issuance costs for both the revolving credit facility and the term loan. These debt issuance costs, net of accumulated amortization of $0.7 million, are included in other assets in the consolidated balance sheet as of September 30, 2006.

The $355.0 million term loan is subject to repayment consisting of a baseline amortization of 1% per annum ($3.55 million per year, due in four equal quarterly installments), and an annual excess cash flow sweep, as defined in the 2006 Credit Facility, which will be first payable beginning in the first quarter of fiscal 2008, based on the excess cash flow generated in fiscal 2007. As of September 30, 2006, we have repaid $1.8 million of principal under the term loan agreement. Any borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the aggregate annual maturities of the term loan would be as follows (in thousands):

Year Ending September 30,	Amount

2007	$3,550
2008	3,550
2009	3,550
2010	3,550
2011	3,550
Thereafter	335,475

Total	$353,225

Our obligations under the 2006 Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. The 2006 Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of our domestic subsidiaries and 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of first-tier foreign subsidiaries, material tangible and intangible assets, and present and future intercompany debt. The 2006 Credit Facility also contains provisions for mandatory prepayments of outstanding term loans, subject to certain exceptions, with: 100% of net cash proceeds of asset sales, 100% of net cash proceeds of issuance or incurrence of debt, and 100% of extraordinary receipts. We may voluntarily prepay the 2006 Credit Facility without premium or penalty other than customary “breakage” costs with respect to LIBOR-based loans.

The 2006 Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness, create liens on assets, enter into certain sale and lease-back transactions, make investments, make certain acquisitions, sell assets, engage in mergers or consolidations, pay dividends and distributions or repurchase our capital stock, engage in certain transactions with affiliates, change the business conducted by us, amend certain charter documents and material agreements governing subordinated indebtedness, prepay other indebtedness, enter into agreements that restrict dividends from subsidiaries and enter into certain derivatives transactions. The 2006 Credit Facility is governed by financial covenants that include, but are not limited to, maximum total leverage and minimum interest coverage ratios, as well as to a maximum capital expenditures limitation. The 2006 Credit Facility also contains certain customary affirmative covenants and events of default. As of September 30, 2006, we were in compliance with the covenants.

We believe that cash flows from future operations in addition to cash and marketable securities on hand will be sufficient to meet our working capital, investing, financing and contractual obligations, including our settlement and licensing agreement with z4 Technologies and our anticipated acquisition of Mobile Voice Control, Inc., as they become due for the foreseeable future. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenue, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on less than favorable terms.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2006 (in thousands):

	Payments Due by Period
		Less Than	2-3	4-5	Next
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Term loan under credit facility(1)	$353,225	$3,550	$7,100	$7,100	$335,475
Deferred payments on acquisitions(2)	19,563	19,563	—	—	—
Lease obligations:
Capital leases	738	407	323	8	—
Operating leases	49,662	6,028	13,740	10,469	19,425
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions(3)	7,051	2,035	2,991	1,103	922
Pension, minimum funding requirement(4)	7,723	1,685	3,370	2,668	—
Purchase commitments(5)	7,506	7,506	—	—	—
Royalty commitments	332	71	141	57	63
Other long-term liabilities assumed(6)	88,918	12,371	25,982	27,811	22,754

Total contractual cash obligations	$534,718	$53,216	$53,647	$49,216	$378,639

(1)	Refer to Note 10 of Notes to our Consolidated Financial Statements for additional information related to credit facility. The amounts above included principal portion only, interest is payable quarterly in arrears, based on the interest rates as of September 30, 2006, and the payment of principle presented herein, we would be obligated to pay, quarterly in arrears, at a per annum amount ranging from $25.9 million in fiscal 2007 to $24.4 million at the end of the seven year term.

(2)	Obligations include deferred payments of $2.0 million withheld by us to satisfy claims against the former ART shareholders under the purchase agreement and deferred payment of $17.5 million in connection with acquisition of Phonetic System Ltd. (“Phonetic”) which is due in February 2007. See Note 3 of Notes to our Consolidated Financial Statements.

(3)	Obligations include contractual lease commitments related to two facilities that were part of a 2005 restructuring plan. As of September 30, 2006, total gross lease obligations are $3.6 million and are included in the contractual obligations herein. The remaining obligations represents contractual lease commitments associated with the implemented plans to eliminate duplicate facilities in conjunction with our acquisitions of Former Nuance and Phonetic during fiscal 2005 and our acquisition of Dictaphone during fiscal 2006, and have been included as liabilities in our consolidated balance sheet as part of purchase accounting. As of September 30, 2006, we have subleased two of the facilities to unrelated third parties with total sublease income of $4.4 million through fiscal 2013. See Note 12 and Note 13 of Notes to our Consolidated Financial Statements.

(4)	Our U.K. pension plan has a minimum funding requirement of £859,900 (approximately $1.6 million based on exchange rate at September 30, 2006) for each of the next 5 years, through fiscal 2011. See Note 18 of Notes to our Consolidated Financial Statements.

(5)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(6)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessors prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs related to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $88.9 million. As of September 30, 2006, we have sub-leased certain of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $17.4 million, which ranges from $1.2 million to $2.3 million on an annualized basis through 2016. See Note 12 of Notes to our Consolidated Financial Statements.

Contingent Liabilities and Commitments

In addition to the $17.5 million due to the former shareholders of Phonetic as described above, we also agreed to make contingent payments of up to $35.0 million upon the achievement of certain performance targets in accordance with the purchase agreement. On June 1, 2006, we notified the former shareholders of Phonetic that the performance targets for the first scheduled payment of up to $12.0 million were not achieved. The former shareholders of Phonetic have objected to this determination. We are currently in an early stage of discussions with the former shareholders of Phonetic in regards to this matter.

In connection with the acquisition of Brand & Groeber Communications GbR (“B&G”) in September 2004, we agreed to make contingent payments that could amount to €5.5 million based on the achievement of certain performance targets. From the date of acquisition through December 31, 2005, €0.4 million was paid based on the attainment of certain performance targets. The remaining €5.1 million (approximately $6.5 million based on the currency exchange rates as of September 30, 2006) may be earned based on the attainment of performance targets for calendar 2006 and, to the extent earned, would be paid in January 2007.

In connection with our acquisition of Dictaphone Corporation in March 2006, we are committed to pay $1.2 million in severance and related one-time payments to former employees of Dictaphone so long as they remain with us through specified dates in fiscal 2007. These $1.2 million in payments are not accrued as of September 30, 2006, as they are related to future performance obligations of these employees.

Pension and Post-Retirement Benefit Plans

We have defined benefit pension plans that were assumed as part of the acquisition of Dictaphone Corporation on March 31, 2006, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. These plans require periodic cash contributions. The Canadian plan is fully funded and expected to remain fully funded during fiscal 2007, without additional funding by us. In fiscal 2006, total cash funding for the UK pension plan was $0.6 million. For the UK pension plan, we have a minimum funding requirement of £859,900 (approximately $1.6 million based on the exchange rate at September 30, 2006) for each of the next 5 years, through fiscal 2011.

We have also assumed a post-retirement health care and life insurance benefit plan in connection with the acquisition of Dictaphone Corporation. The plan, which is frozen, provides certain post-retirement health care and life insurance benefits and consists of a fixed subsidy for qualifying employees in the United States and Canada. The plan is non-funded and cash contributions are made each year to cover claim costs incurred in that year. Total cash paid during fiscal 2006 for the post-retirement health care and life insurance benefit plan was not material.

Off-Balance Sheet Arrangements

Through September 30, 2006, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts and returns; accounting for patent legal defense costs; the costs to complete the development of custom software applications; the valuation of goodwill, other intangible assets and tangible long-lived assets; accounting for acquisitions; share-based payments; obligation relating to pension and post-retirement benefit plans; interest rate swaps which are characterized as derivative instruments; income tax reserves and valuation allowances; and loss contingencies. Our management bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments.

Revenue Recognition:  We recognize product and licensing revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, with Respect to Certain Transactions,” and related authoritative literature. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Our software arrangements generally include software and post contract support which includes telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, typically for one to three years. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. In accordance with SOP 97-2, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable.

Non-software revenue is recognized in accordance with, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” Under SAB 104, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable and (iv) collectibility is reasonably assured.

Professional services revenue is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts” on the percentage-of-completion method. We generally determine the percentage-of-completion by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. We consider labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

We make estimate of sales returns based on historical experience. In accordance with Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition When Right of Return Exists,” the provision for these estimated returns is recorded as a reduction of revenue and accounts receivable at the time that the related revenue is recorded. We also make estimates and reduce revenue recognized for price protection and rebates, and certain marketing allowances at the time the related revenue is recorded. If actual results differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual results become known.

Our revenue recognition policies require management to make significant estimates. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized and thus affects our results of operations and financial condition.

Capitalized Patent Defense Costs:  We monitor the anticipated outcome of legal actions, and if we determine that the success of the defense of a patent is probable, and so long as we believe that the future economic benefit of the patent will be increased, we then capitalize external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, we write off any capitalized costs in the period the change is determined. As of September 30, 2006 and 2005, capitalized patent defense costs totaled $6.4 million and $2.3 million, respectively.

Research and Development Costs:  We account for the internal costs relating to research and development activities in accordance with SFAS 2, “Accounting for Research and Development Costs,” and SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Research and

development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed the internal costs relating to research and development when incurred.

Purchased Computer Software:  The cost of purchased computer software to be sold, leased, or otherwise marketed is capitalized if the purchased software has an alternative future use. Otherwise, the cost is expensed as incurred. Capitalized purchased computer software is amortized to cost of revenue over the estimated useful life of the related products. At each balance sheet date, we evaluate these assets for impairment by comparing the unamortized cost to the net realizable value. Amortization expense was $5.1 million, $2.1 million and $1.6 million for fiscal 2006, 2005 and 2004, respectively. Included in the fiscal 2006 amortization expense was an additional $2.6 million of expense representing an impairment determined to exist in order to value the purchased computer software at its net realizable value. See Note 8 of the Notes to our Consolidated Financial Statements. The net unamortized purchased computer software included in other intangible assets at September 30, 2006 and 2005 were $1.6 million and $5.2 million, respectively.

Valuation of Long-lived Tangible and Intangible Assets and Goodwill:  We have significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, patents and core technology, completed technology, customer relationships and trademarks. All finite-lived intangible assets are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. The values of intangible assets, with the exception of goodwill and intangible assets with indefinite lives, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

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

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review, we have determined that we operate in one reporting unit. Based on this assessment, we have not had any impairment charges during our history as a result of our impairment evaluation of goodwill and other indefinite-lived intangible assets under SFAS 142.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken in fiscal 2006, 2005 or 2004, based on the review of long-lived assets under SFAS 144.

Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on our consolidated financial statements through accelerated amortization and/or impairment charges.

Accounting for Acquisitions:  We have completed a number of significant business and other asset acquisitions over the preceding five years which have resulted in significant goodwill and other intangible asset balances. Our future business strategy contemplates that we may continue to pursue additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, under SFAS 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on our market value. If prior or future acquisitions are not accretive to our results of operations as expected, our market value declines dramatically, or we determine we have more than one reporting unit, we may be required to complete the second step which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

Accounting for Long-Term Facility Obligations:  We have historically acquired companies which have previously established restructuring charges relating to lease exit costs, and we have recorded restructuring charges of our own that include lease exit costs. We follow the provisions of EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” or SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” as applicable. In accounting for these obligations, we are required to make assumptions relating to the time period over which the facility will remain vacant, sublease terms, sublease rates and discount rates. We base our estimates and assumptions on the best information available at the time of the obligation having arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the balance sheet.

Accounting for Share-Based Payments:  We account for share-based payments in accordance with SFAS 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

Pension and Post-Retirement Benefit Plans:  We have defined benefit pension plans that were assumed as part of the acquisition of Dictaphone Corporation on March 31, 2006, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. The Company also assumed a post-retirement health care and life insurance benefit plan, which is frozen relative to new enrollment, and which provides certain post-retirement health care and life insurance benefits, as well as a fixed subsidy for qualified former employees in the United States and Canada. We use several actuarial and other factors which attempt to estimate the ultimate expense, liability and assets values related to our pension and post-retirement benefit plans. These factors include assumptions about discount rates, expected return on plan assets and the rate of future compensation increases. In addition, subjective assumptions, such as withdrawal and mortality rates, are also utilized. The assumptions may differ materially from actual results due to the changing market and economic condition or other factors, and depending on their magnitude, could have a significant impact on the amount we recorded. Pension and post-retirement benefit plan assumptions are included in Note 18 of Notes to the Consolidated Financial Statements.

Income Taxes:  Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We do not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which we considers to be indefinitely reinvested outside of the U.S. in accordance with Accounting Principles Board (APB) Opinion No. 23, “Accounting for Income Taxes — Special Areas.”

We make judgments regarding the realizability of our deferred tax assets. In accordance with SFAS 109, “Accounting for Income Taxes,” the carrying value of the net deferred tax assets is based on the belief that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies.

Valuation allowances have been established for U.S. deferred tax assets, which we believe do not meet the “more likely than not” criteria established by SFAS 109. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and created as a result of share-based payments. The recognition of the portion of the valuation allowance which relates to net deferred tax assets resulting from share-based payments will be recorded as additional paid-in-capital; the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination will reduce goodwill, other intangible assets, and to the extent remaining, the provision for income taxes.

Loss Contingencies:  We are subject to legal proceedings, lawsuits and other claims relating to labor, service and other matters arising in the ordinary course of business, as discussed in Note 17 of Notes to the Consolidated Financial Statements. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, we will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of September 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for our fiscal year ended September 30, 2009. We are currently evaluating the impact that SFAS 158 will have on our consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of our financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not anticipate that SAB 108 will have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements.

In March 2006, the FASB issued EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006, and thus we are required to adopt this standard as of January 1, 2007, in the second quarter of our fiscal year 2007. We are evaluating the impact, if any, that EITF 06-03 may have on our consolidated financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by us as of October 1, 2006. We do not anticipate the adoption of SFAS 155 will have any impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is therefore required to be adopted by us as of October 1, 2006. To the extent we make any accounting changes or error correction in future periods the adoption of SFAS 154 could have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments.

Exchange Rate Sensitivity

We are exposed to changes in foreign currency exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resulting accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the Euro, British Pound, Canadian Dollar, Japanese Yen, Israeli New Shekel, and Hungarian Forint.

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2006, the impact to our revenue, operating results or cash flows could be adversely affected.

In certain instances, we have entered into forward exchange derivative contracts to hedge against foreign currency fluctuations. In all cases, we use these derivative instruments to reduce our foreign exchange risk by essentially creating offsetting market exposures. The success of the hedging program depends on our forecasts of transaction activity in the various currencies. We do not use derivative instruments for trading or speculative purposes. At September 30, 2006, there were no outstanding derivative foreign exchange hedging instruments and we did not enter into any forward exchange derivative contracts during fiscal 2006.

On November 3, 2003, we entered into a forward exchange derivative contract to hedge our foreign currency exposure related to 3.5 million euros of inter-company receivables from our Belgian subsidiary to the United States. The contract had a one-year term that expired on November 1, 2004. On November 1, 2004, we renewed this forward hedge contract; the renewed contract had a one-year term expiring on November 1, 2005; however it was cancelable at our discretion. In February 2005, the Company liquidated the contract. For fiscal year 2005 and 2004, the Company realized a loss of $0.4 million, and recognized a gain of less than $0.1 million, respectively, related to this hedge.

On November 5, 2003, we entered into a forward exchange derivative contract to hedge our foreign currency exposure related to 7.5 million Singapore Dollars of inter-company receivables from our Singapore subsidiary to the United States. The original contract expired on January 30, 2004, but was extended to October 29, 2004. The contract was terminated on October 29, 2004. We realized a loss of approximately $0.2 million in connection with the termination of this hedge.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the 2006 Credit Facility.

At September 30, 2006, we held approximately $112.3 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

At September 30, 2006, our total outstanding debt balance exposed to variable interest rates was $353.2 million. To partially offset this variable interest rate exposure, the Company entered into a $100 million interest rate swap derivative contract. The interest rate swap is structured to offset period changes in the variable interest rate without changing the characteristics of the underlying debt instrument. A hypothetical change in market rates would have a significant impact on the interest expense and amounts payable relating to the $253.2 million of debt that is not offset by the interest rate swap; assuming a 1.0% change in interest rates, the interest expense would increase $2.5 million per annum.

Item 8.	Financial Statements and Supplementary Data

Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended September 30, 2006, and for the nine-month period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2006, and for the nine-month period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2006, expressed an unqualified opinion thereon.

As described in note 16 of the Notes to Consolidated Financial Statements, Nuance Communications, Inc. adopted Statement of Financial Accounting Standards No.  123(R), “Share-Based Payment,” effective October 1, 2005.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Boston, Massachusetts
December 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Nuance Communications, Inc. (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dictaphone Corporation, which the Company acquired on March 31, 2006, and which is included in the 2006 consolidated financial statements of Nuance Communications, Inc. from the date of the acquisition and constituted approximately 42.8% of consolidated assets as of September 30, 2006, and approximately 20.1% of consolidated revenue for the year ended September 30, 2006. Management did not assess the effectiveness of internal controls over financial reporting of Dictaphone Corporation because the Company acquired this entity during its fiscal year ended September 30, 2006. Refer to Note 3 to the consolidated financial statements for further discussion of this acquisition and its impact on the Company’s consolidated financial statements. Our audit of internal control over financial reporting of Nuance Communications, Inc. also did not include an evaluation of the internal control over financial reporting of Dictaphone Corporation.

In our opinion, management’s assessment that Nuance Communications, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Nuance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Nuance Communications, Inc. and our report dated December 14, 2006 expressed an unqualified opinion thereon and indicated that the Company adopted Statement of Financial Accounting Standards No.  123(R), “Share-Based Payment,” effective October 1, 2005.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Boston, Massachusetts
December 14, 2006

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2006	2005
	(In thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$112,334	$71,687
Marketable securities	—	24,127
Accounts receivable, less allowances of $18,201 and $13,118, respectively	110,778	66,488
Acquired unbilled accounts receivable	19,748	3,052
Inventories, net	6,795	313
Prepaid expenses and other current assets	13,245	9,235
Deferred tax assets	421	—

Total current assets	263,321	174,902

Land, building and equipment, net	30,700	14,333
Goodwill	699,333	458,313
Other intangible assets, net	220,040	92,350
Other long-term assets	21,680	17,314

Total assets	$1,235,074	$757,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$3,953	$27,711
Accounts payable	27,768	17,347
Accrued expenses	52,674	60,153
Current portion of accrued business combination costs	14,810	17,027
Deferred maintenance revenue	63,269	13,298
Unearned revenue and customer deposits	30,320	10,822
Deferred acquisition payments, net	19,254	16,414

Total current liabilities	212,048	162,772

Long-term debt and obligations under capital leases, net of current portion	349,990	35
Accrued business combination costs, net of current portion	45,255	54,972
Deferred maintenance revenue, net of current portion	9,800	291
Deferred tax liability	19,926	4,241
Deferred acquisition payments, net — Phonetic	—	16,266
Other liabilities	21,459	3,970

Total liabilities	658,478	242,547

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 280,000,000 shares authorized; 173,182,430 and 159,431,907 shares issued and 170,152,247 and 156,585,046 shares outstanding, respectively	174	160
Additional paid-in capital	773,120	699,427
Treasury stock, at cost (3,030,183 and 2,846,861 shares, respectively)	(12,859)	(11,432)
Deferred compensation	—	(8,782)
Accumulated other comprehensive income (loss)	1,656	(2,100)
Accumulated deficit	(190,126)	(167,239)

Total stockholders’ equity	576,596	514,665

Total liabilities and stockholders’ equity	$1,235,074	$757,212

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended		Nine Months Ended
	September 30,	September 30,	September 30,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenue:
Product and licensing	$235,825	$171,200	$98,262
Professional services, subscription and hosting	81,320	47,308	25,358
Maintenance and support	71,365	13,880	7,287

Total revenue	388,510	232,388	130,907

Costs and Expenses:
Cost of revenue:
Cost of product and licensing	31,394	20,378	10,348
Cost of professional services, subscription and hosting	59,015	34,737	20,456
Cost of maintenance and support	17,723	4,938	2,559
Cost of revenue from amortization of intangible assets	12,911	9,150	8,431

Total cost of revenue	121,043	69,203	41,794

Gross margin	267,467	163,185	89,113
Operating expenses:
Research and development	59,403	39,190	26,390
Sales and marketing	128,412	78,797	49,554
General and administrative	55,343	31,959	18,394
Amortization of other intangible assets	17,172	3,984	1,967
Restructuring and other charges (credits), net	(1,233)	7,223	801

Total operating expenses	259,097	161,153	97,106

Income (loss) from operations	8,370	2,032	(7,993)
Other income (expense):
Interest income	3,305	1,244	429
Interest expense	(17,614)	(1,644)	(340)
Other (expense) income, net	(1,132)	(237)	(141)

Income (loss) before income taxes	(7,071)	1,395	(8,045)
Provision for income taxes	15,144	6,812	1,333

Loss before cumulative effect of accounting change	(22,215)	(5,417)	(9,378)
Cumulative effect of accounting change	672	—	—

Net loss	$(22,887)	$(5,417)	$(9,378)

Basic and diluted earnings per share:
Loss before cumulative effect of accounting change	$(0.13)	$(0.05)	$(0.09)
Cumulative effect of accounting change	(0.01)	—	—

Net loss per share	$(0.14)	$(0.05)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	163,873	109,540	103,780

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY AND COMPREHENSIVE INCOME/(LOSS)

									Accumulated
			Common		Additional				Other		Total	Comprehensive
	Preferred Stock		Stock		Paid-In	Treasury Stock		Deferred	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Compensation	Income (Loss)	Deficit	Equity	(Loss)
	(In thousands, except share amounts)

Balance at December 31, 2003	3,562,238	$4,631	105,327,485	$105	$464,350	2,735,466	$(10,925)	$(1,743)	$(748)	$(152,444)	$303,226
Issuance of common stock under employee stock-based compensation plans			2,570,697	3	6,221						6,224
Issuance of restricted stock, net			706,504	1	5,253	4,000		(5,254)
Issuance of warrant					382						382
Compensation expense associated with restricted stock								1,532			1,532
Repurchase of common stock at cost						32,041	(146)				(146)
Comprehensive loss:
Net loss										(9,378)	(9,378)	$(9,378)
Unrealized loss on marketable securities									(140)		(140)	(140)
Foreign currency translation adjustment									45		45	45

Comprehensive loss												$(9,473)

Balance at September 30, 2004	3,562,238	4,631	108,604,686	109	476,206	2,771,507	(11,071)	(5,465)	(843)	(161,822)	301,745
Issuance of common stock under employee stock-based compensation plans			2,040,339	2	6,085						6,087
Issuance of stock in connection with Rhetorical acquisition			449,437	—	1,671						1,671
Issuance of warrant in connection with Phonetic acquisition					370						370
Issuance of stock in connection with MedRemote acquisition			1,544,228	2	6,498						6,500
Issuance of stock and stock options in connection with Nuance acquisition			28,760,031	29	132,609			(4,218)			128,420
Issuance of stock and warrants in private placements of common stock, net of offering costs of $1,161			17,688,679	18	73,893						73,911
Issuance of restricted stock, net			344,507	—	2,095			(2,095)			—
Compensation expense associated with restricted stock and stock options								2,996			2,996
Repurchase of common stock at cost						75,354	(361)				(361)
Comprehensive loss:
Net loss										(5,417)	(5,417)	$(5,417)
Unrealized gain on marketable securities									98		98	98
Foreign currency translation adjustment									(1,355)		(1,355)	(1,355)

Comprehensive loss												$(6,674)

Balance at September 30, 2005	3,562,238	$4,631	159,431,907	160	699,427	2,846,861	(11,432)	(8,782)	(2,100)	(167,239)	514,665
Issuance of common stock under employee stock-based compensation plans			8,002,211	8	31,163						31,171
Issuance of restricted stock			1,194,958	1							1
Cancellation of restricted stock relating to employee tax withholding			(43,680)		(392)						(392)
Issuance of common stock to non-employee for service			9,700	—	59						59
Issuance of common stock upon conversion of convertible debenture			4,587,334	5	27,519						27,524
Share-based payments, including cumulative effect of accounting change					13,757			8,782			22,539
Excess tax benefit from share-based payment plans					1,726						1,726
Repurchase of common stock at cost						183,322	(1,427)				(1,427)
Additional offering costs related to 2005 issuance of stock and warrants in private placements					(139)						(139)
Comprehensive loss:
Net loss										(22,887)	(22,887)	$(22,887)
Unrealized gain on marketable securities									42		42	42
Unrealized losses on cash flow hedge derivatives									(570)		(570)	(570)
Foreign currency translation adjustment									4,284		4,284	4,284

Comprehensive loss												$(19,131)

Balance at September 30, 2006	3,562,238	$4,631	173,182,430	$174	$773,120	3,030,183	$(12,859)	$—	$1,656	$(190,126)	$576,596

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Nine Months
	Year Ended	Year Ended	Ended
	September 30,	September 30,	September 30,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities
Net loss	$(22,887)	$(5,417)	$(9,378)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	8,366	5,019	2,919
Amortization of other intangible assets	30,083	13,134	10,399
Accounts receivable allowances	1,407	1,516	1,285
Non-cash portion of restructuring charges	1,233	212	395
Share-based payments, including cumulative effect of accounting change	22,539	2,996	1,301
Foreign exchange gain (loss)	—	(874)	113
Non-cash interest expense	3,862	1,006	199
Deferred tax provision	8,811	2,962	859
Normalization of rent expense	1,485	357	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	16,599	(19,832)	4,990
Inventories	(1,781)	646	57
Prepaid expenses and other assets	(5,208)	1,219	(967)
Accounts payable	7,534	6,687	553
Accrued expenses and other liabilities	(12,910)	3,719	(3,710)
Deferred maintenance revenue, unearned revenue and customer deposits	(11,186)	2,848	(2,757)

Net cash provided by operating activities	47,947	16,198	6,258

Cash flows from investing activities
Capital expenditures for property and equipment	(8,447)	(4,598)	(3,281)
Proceeds from sale of property and equipment	—	214	—
Payments for acquisitions, net of cash acquired	(392,826)	(61,287)	(734)
Proceeds from maturities of marketable securities	24,159	21,089	260
Purchases of marketable securities	—	—	(24,960)
Decrease in restricted cash	11,131	—	—

Net cash used in investing activities	(365,983)	(44,582)	(28,715)

Cash flows from financing activities
Payments of note payable, capital leases and deferred acquisition payments	(16,667)	(463)	(721)
Proceeds from credit facility, net of issuance costs	346,032	—	—
Payments associated with licensing agreements	—	(2,800)	(2,800)
Purchase of treasury stock	(1,427)	(361)	(146)
Payments under deferred payment agreement	—	—	(410)
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	(139)	73,911	625
Proceeds from issuance of common stock under employee share-based payment plans	30,780	6,190	6,146

Net cash provided by financing activities	358,579	76,477	2,694

Effects of exchange rate changes on cash and cash equivalents	104	631	142

Net (decrease) increase in cash and cash equivalents	40,647	48,724	(19,621)
Cash and cash equivalents at beginning of period	71,687	22,963	42,584

Cash and cash equivalents at end of period	$112,334	$71,687	$22,963

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Nuance Communications, Inc. (the “Company” or “Nuance”) offers businesses and consumers competitive and value-added speech, dictation and imaging solutions that facilitate the way people access, share, manage and use information in business and daily life. The Company was incorporated in 1992 as Visioneer, Inc. In 1999, the Company changed its name to ScanSoft, Inc., and changed its ticker symbol to SSFT. In October 2005, the Company changed its name to Nuance Communications, Inc. and changed its ticker symbol to NUAN in November 2005.

During fiscal 2004, 2005 and 2006, the Company acquired the following businesses:

•	June 15, 2004 — Telelogue, Inc. (“Telelogue”);

•	September 16, 2004 — Brand & Groeber Communications GbR (“B&G”);

•	December 6, 2004 — Rhetorical Systems, Ltd. (“Rhetorical”);

•	January 21, 2005 — ART Advanced Recognition Technologies, Inc. (“ART”);

•	February 1, 2005 — Phonetic Systems Ltd. (“Phonetic”);

•	May 12, 2005 — MedRemote, Inc. (“MedRemote”);

•	September 15, 2005 — Nuance Communications, Inc. (“Former Nuance”); and

•	March 31, 2006 — Dictaphone Corporation (“Dictaphone”).

Each of these acquisitions has been accounted for under the purchase method of accounting and, accordingly, the results of operations from the acquired businesses have been included in the Company’s consolidated financial statements since the acquisition dates.

Reclassification:  Certain amounts in prior periods’ consolidated financial statements presented have been reclassified to conform to the current year’s presentation. These reclassifications include separate disclosures for (i) “acquired unbilled accounts receivable” on the consolidated balance sheets, which were previously within “accounts receivable”; (ii) “deferred maintenance revenue” and “unearned revenue and customer deposits” on the consolidated balance sheets, which were previously combined as “deferred revenue”; and (iii) “maintenance revenue” and the related costs of revenue which were previously combined with “professional services, subscription and hosting revenue” and the related costs on the consolidated statements of operations.

Change in Fiscal Year:  On October 23, 2004 the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in the consolidated financial statements to the period ended September 30, 2004, or fiscal 2004, refers to the nine-month period ended September 30, 2004.

2.	Summary of Significant Accounting Policies

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts and returns; accounting for patent legal defense costs; the costs to complete the development of custom software applications; the valuation of goodwill, other intangible assets and tangible long-lived assets; accounting for acquisitions; share-based payments; the obligation relating to pension and post-retirement benefit plans; interest rate swaps which are characterized as derivative instruments; income tax reserves and valuation allowances; and loss contingencies. The Company bases its estimates on historical experience and various other

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

Basis of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

Revenue Recognition:  The Company recognizes software revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 and all related interpretations. Non-software revenue is recognized in accordance with, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements,” and SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts.” For revenue arrangements with multiple elements outside of the scope of SOP 97-2, the Company accounts for the arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Elements,” and allocates an arrangement’s fees into separate units accounting based on their relative fair value. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence (“VSOE”) of fair value exists for any undelivered elements. When contracts contain substantive customer acceptance provisions, revenue and related costs are deferred until such acceptance is obtained. The Company reduces revenue recognized for estimated future returns, price protection and rebates, and certain marketing allowances at the time the related revenue is recorded.

When products are sold through distributors or resellers, title and risk of loss generally passes upon shipment, at which time the transaction is invoiced and payment is due. Shipments to distributors and resellers without right of return are recognized as revenue upon shipment by the Company. Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. The Company has not analyzed historical returns from these distributors and resellers to estimate future sales returns. As a result, the Company recognizes revenue from sales to these distributors and resellers when the products are sold through to retailers and end-users. Based on reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable and reduces revenue for all inventories subject to return at the sales price.

The Company also makes an estimate of sales returns based on historical experience. In accordance with Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition When Right of Return Exists,” the provision for these estimated returns is recorded as a reduction of revenue and accounts receivable at the time that the related revenue is recorded. If actual returns differ significantly from the Company’s estimates, such differences could have a material impact on the Company’s results of operations for the period in which the actual returns become known.

Revenue from royalties on sales of the Company’s products by original equipment manufacturers (“OEMs”), where no services are included, is recognized in the quarter earned so long as the Company has been notified by the OEM that such royalties are due, and provided that all other revenue recognition criteria are met.

Revenue from products offered on a subscription and/or hosting basis is recognized in the period the services are provided, based on a fixed minimum fee and/or variable fees based on the volume of activity. Subscription and hosting revenue is recognized as the Company is notified by the customer or through management reports that such revenue is due, provided that all other revenue recognition criteria are met.

When the Company provides maintenance and support services, it recognizes the revenue ratably over the term of the related contracts, typically one to three years. When maintenance and support contracts renew automatically, the Company provides a reserve based on historical experience for contracts expected to be cancelled for non-payment. All known and estimated cancellations are recorded as a reduction to revenue and accounts receivable.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional services are generally not considered essential to the functionality of the software and are recognized as revenue when the related services are performed. Professional services revenue is generally recognized based on the percentage-of-completion method in accordance with SOP 81-1. The Company generally determines the percentage-of-completion by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. The Company considers labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results. When the Company provides services on a time and materials basis, it recognizes revenue as it performs the services based on actual time incurred.

The Company may sell, under one contract or related contracts, software licenses, professional services, and/or a maintenance and support arrangement. The total contract value is attributed first to the undelivered elements based on VSOE of their fair value. VSOE is established by the price charged when that element is sold separately. The remainder of the contract value is attributed to the delivered elements, typically software licenses, which are typically recognized as revenue upon delivery, provided all other revenue recognition criteria are met. When the Company provides professional services considered essential to the functionality of the software, such as custom application development for a fixed fee, it recognizes revenue from the services as well as any related software licenses on a percentage-of-completion basis.

The Company follows the guidance of EITF 01-09, “Accounting for Consideration Given by a Vendor (Including a Reseller of the Vendor’s Products),” and records consideration given to a reseller as a reduction of revenue to the extent the Company has recorded cumulative revenue from the customer or reseller. However, when the Company receives an identifiable benefit in exchange for the consideration and can reasonably estimate the fair value of the benefit received, the consideration is recorded as an operating expense.

The Company follows the guidance of EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred,” and records reimbursements received for out- of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to transportation, lodging and meals.

The Company follows the guidance of EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” and records shipping and handling costs billed to customers as revenue with offsetting costs recorded as cost of revenue.

Cash and Cash Equivalents:  Cash and cash equivalents consists of cash on hand, including money market funds and commercial paper with original maturities of 90 days or less.

Allowance against Accounts Receivables:  The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable. The allowance is based upon the credit worthiness of its customers, its historical experience, the age of the receivable and current market and economic conditions. Receivables are written off against these reserves in the period they are determined to be uncollectible. For sell-through arrangements with certain distributors or resellers for whom the Company does not have history, the Company maintains an allowance against accounts receivable for all product subject to return at the sales price. The allowance is recorded based upon ending product balance held by these distributors or resellers at the end of each period and receivables are written off against these reserves in the period the product is returned. The Company also maintains an allowance for sales returns from customers for which they have historical experience. The returns allowance is recorded as a reduction in revenue and accounts receivable at the time that the related revenue is recorded and the receivables are written off against the allowance in the period the return is received.

Inventories:  Inventories are stated at the lower of cost, computed using the first-in, first-out method, or market. The Company regularly reviews inventory quantities on hand and records a provision for excess and/or

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obsolete inventory primarily based on future purchase commitments with its suppliers, and the estimated utility of its inventory as well as other factors including technological changes and new product development.

Land, Building and Equipment:  Land, building and equipment are stated at cost. Building and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Computer software developed or obtained for internal use is accounted for under SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and is depreciated over the estimated useful life of the software, generally five years or less. Depreciation is computed using the straight-line method. Significant improvements are capitalized and repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of sold or retired assets are removed from the accounts and any gain or loss is included in operations.

Goodwill and Other Intangible Assets:  The Company has significant long-lived tangible and intangible assets, including goodwill and intangible asset with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and other intangible assets are fixed assets, patents and core technology, completed technology, customer relationships and trademarks. All finite-lived intangible assets are amortized based upon patterns in which the economic benefits of such assets are expected to be utilized. The values of intangible assets, with the exception of goodwill and intangible assets with indefinite lives, were initially determined by a risk-adjusted, discounted cash flow approach. The Company assesses the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Factors it considers important, which could trigger an impairment of such assets, include the following:

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

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. The Company has reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on its review, the Company has determined that it operates in one reporting unit. Based on this assessment, the Company has not had any impairment charges during its history as a result of its impairment evaluation of goodwill and other indefinite-lived intangible assets under SFAS 142.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken in fiscal 2006, 2005 or 2004, based on the review of long-lived assets under SFAS 144.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant judgments and estimates are involved in determining the useful lives and amortization patterns of long-lived assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in the organization or the Company’s management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on the consolidated financial statements through accelerated amortization and/or impairment charges (Notes 7 and 8).

Research and Development Costs:  Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. The Company has determined that technological feasibility for its software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material, and accordingly, the Company has expensed the internal costs relating to research and development when incurred.

Purchased Computer Software:  The cost of purchased computer software to be sold, leased, or otherwise marketed is capitalized if the purchased software has an alternative future use. Otherwise, the cost is expensed as incurred. Capitalized purchased computer software is amortized to cost of revenue over the estimated useful life of the related products. At each balance sheet date, the Company evaluates these assets for impairment by comparing the unamortized cost to the net realizable value. Amortization expense was $5.1 million, $2.1 million and $1.6 million for fiscal 2006, 2005 and 2004, respectively. Included in the fiscal 2006 amortization expense was an additional $2.6 million of expense representing an impairment determined to exist in order to value the purchased computer software at its net realizable value (see Note 8 for additional information). The net unamortized purchased computer software included in other intangible assets at September 30, 2006 and 2005 were $1.6 million and $5.2 million, respectively.

Capitalized Patent Defense Costs:  The Company monitors the anticipated outcome of legal actions, and if it determines that the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. As of September 30, 2006 and 2005, capitalized patent defense costs totaled $6.4 million and $2.3 million, respectively.

Advertising Costs:  Advertising costs are expensed as incurred and are classified as sales and marketing expenses. Cooperative advertising programs reimburse customers for marketing activities for certain of the Company’s products, subject to defined criteria. Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. The Company incurred advertising costs of $16.4 million, $11.4 million and $7.4 million for fiscal 2006, 2005 and 2004, respectively.

Income Taxes:  Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which the Company considers to be indefinitely reinvested outside of the U.S. in accordance with Accounting Principles Board (“APB”) Opinion 23, “Accounting for Income Taxes — Special Areas.”

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company makes judgments regarding the realizability of its deferred tax assets. In accordance with SFAS 109, “Accounting for Income Taxes,” the carrying value of the net deferred tax assets is based on the belief that it is more likely than not that the Company will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies.

Valuation allowances have been established for U.S. deferred tax assets, which the Company believes do not meet the “more likely than not” criteria established by SFAS 109. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and created as a result of share-based payments. The recognition of the portion of the valuation allowance which relates to net deferred tax assets resulting from share-based payments will be recorded as additional paid-in-capital; the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination will reduce goodwill, other intangible assets, and to the extent remaining, the provision for income taxes.

Comprehensive Income (Loss):  Total comprehensive loss, net of taxes, was approximately $19.1 million, $6.7 million and $9.5 million for fiscal 2006, 2005 and 2004, respectively. Comprehensive loss consists of net loss and other comprehensive income (loss), which includes current period foreign currency translation adjustments, unrealized gains (losses) related to derivatives reported as cash flow hedges, and unrealized gains (losses) on marketable securities. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to reinvest undistributed earnings in its foreign subsidiaries permanently.

The components of accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), consisted of the following (in thousands):

	2006	2005	2004

Unrealized losses on cash flow hedge derivatives	$(570)	$—	$—
Unrealized losses on marketable securities	—	(42)	(140)
Cumulative foreign currency translation adjustments	2,226	(2,058)	(703)

	$1,656	$(2,100)	$(843)

Concentration of Risk:  Financial instruments that potentially subject the Company to significant concentrations of credit risk principally consist of cash, cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company performs credit evaluations of its customers’ financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations. At September 30, 2006 and 2005, no customer represented greater than 10% of the Company’s net accounts receivable balance.

Fair Value of Financial Instruments:  Financial instruments include cash equivalents, marketable securities, accounts receivable, long-term debt and cash flow hedge derivative instruments and are carried in the financial statements at amounts that approximate their fair value.

Foreign Currency Translation:  The Company transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Non-functional currency monetary balances are remeasured into the functional currency of the subsidiary with any related gain or loss recorded in other income (expense), net, in the accompanying consolidated statements of operations. Assets and liabilities of

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations outside the United States, for which the functional currency is the local currency, are translated into United States dollars using period-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Financial Instruments and Hedging Activities:  The Company follows the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. To achieve hedge accounting, the criteria specified in SFAS 133, must be met, including (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net of tax, in the income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to the income statement, in the related revenue or expense caption, as appropriate. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. As of September 30, 2006, there was a $100 million interest rate swap (“the Swap”) outstanding. The Swap was entered into in conjunction with the term loan on March 31, 2006. The Swap was designated as a cash flow hedge, and changes in the fair value of this cash flow hedge derivative are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Accounting for Long-Term Facility Obligations:  The Company has historically acquired companies who have previously established restructuring charges relating to lease exit costs, and has recorded restructuring charges of its own that include lease exit costs. The Company follows the provisions of EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” or SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” as applicable. In accounting for these obligations, the Company is required to make assumptions relating to the time period over which the facility will remain vacant, sublease terms, sublease rates and discount rates. The Company bases its estimates and assumptions on the best information available at the time of the obligation having arisen. These estimates are reviewed and revised as facts and circumstances dictate. Changes in these estimates could have a material effect on the amount accrued on the balance sheet.

Accounting for Share-Based Payments:  Effective October 1, 2005, the Company accounts for share-based payments in accordance with SFAS 123(R), “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted. Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” to account for its share-based payments. See Note 16 for additional information related to share-based payments.

SFAS 123R requires the presentation of pro forma information for the comparative periods prior to the adoption, as if the Company had accounted for all its employee share-based payments under the fair value method of the original SFAS 123. No amounts relating to the share-based payments have been capitalized. The following

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table illustrates the pro forma effect on net income (loss) and earnings per share (in thousands, except per-share data):

	Fiscal	Fiscal
	2005	2004

Net loss, as reported	$(5,417)	$(9,378)
Add: employee stock-based compensation included in reported net income	2,996	1,532
Less: employee stock-based compensation under SFAS 123	(9,056)	(9,157)

Net loss, pro forma	$(11,477)	$(17,003)

Net loss per share:
Basic and diluted, as reported	$(0.05)	$(0.09)

Basic and diluted, pro forma	$(0.10)	$(0.16)

The fair value of the stock options granted was estimated on the dates of grant using the Black-Scholes model with the following weighted-average assumptions:

	2005	2004

Dividend yield	0.0%	0.0%
Expected volatility	54.1%	75.7%
Average risk-free interest rate	3.9%	2.6%
Expected term (in years)	3.6	3.5

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the historical implied volatility from traded options with a term of 180 days or greater. The risk-free interest rate is derived from the average U.S. Treasury STRIPS rate during the period, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. During fiscal 2005 and 2004, the Company estimated the expected life based on the historical exercise behavior.

Net Income (Loss) Per Share:  The Company computes net income (loss) per share under the provisions of SFAS 128, “Earnings per Share,” and EITF 03-06, “Participating Securities and Two — Class Method under FASB Statement No. 128, ’Earnings per Share.’” Accordingly, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period plus the dilutive effect of common equivalent shares, which include outstanding stock options, warrants, unvested shares of restricted stock using the treasury stock method and the convertible debenture using the as converted method. Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating 19,250,475 for fiscal 2006, 13,133,936 for fiscal 2005 and 12,807,361 for fiscal 2004, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

Recently Issued Accounting Standards:  In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of September 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for the Company’s fiscal year ended September 30, 2009. The Company is currently evaluating the impact that SFAS 158 will have on its consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company’s fiscal year beginning October 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements.

In March 2006, the FASB issued EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006, and thus the Company is required to adopt this standard as of January 1, 2007, in the second quarter of its fiscal year 2007. The Company is evaluating the impact, if any, that EITF 06-03 may have on its consolidated financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company as of October 1, 2006. The Company does not anticipate the adoption of SFAS 155 will have any impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is therefore required to be adopted by the Company as of October 1, 2006. To the extent the Company makes any accounting changes or error correction in future periods, the adoption of SFAS 154 could have a material impact on its consolidated financial statements.

3.	Business Acquisitions

Acquisition of Dictaphone Corporation (“Dictaphone”)

On March 31, 2006, the Company acquired all of the outstanding capital stock of Dictaphone Corporation (“Dictaphone”), a leading healthcare information technology company, for approximately $365.0 million in cash, including approximately $5.7 million in estimated transaction costs. The Company acquired Dictaphone to expand its product portfolio, market reach and revenue streams in the healthcare markets. The acquisition has been accounted for under the purchase method of accounting, and the results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore, the fair values set forth below are subject to adjustment as additional information is obtained. The following table summarizes the preliminary allocation of the purchase price (in thousands):

Total purchase consideration:
Cash	$359,240
Estimated transaction costs	5,716

Total purchase consideration	$364,956

Preliminary allocation of the purchase consideration:
Cash	$7,742
Accounts receivables, net	32,060
Acquired unbilled accounts receivable	46,855
Inventories	2,940
Other current assets	4,358
Property and equipment	13,899
Other assets	4,587
Identifiable intangible assets	155,760
Goodwill	239,174

Total assets acquired	507,375

Accounts payable and accrued expenses	(31,804)
Accrued business combination costs	(2,719)
Deferred revenue	(43,731)
Unearned revenue and customer deposits	(42,275)
Deferred income tax liabilities	(13,161)
Pension, postretirement and other liabilities	(8,729)

Total liabilities assumed	(142,419)

Net assets acquired	$364,956

In accordance with EITF 95-3, the Company has commenced integration activities which on a preliminary basis have resulted in recognizing $1.8 in liabilities for employee termination benefits which will be paid through

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2007 and $0.9 million for the remaining contractual obligations associated with the elimination of duplicate facilities.

The Company is also committed to pay $1.2 million in severance and related one-time payments to former employees of Dictaphone so long as they remain with the Company through specified dates in fiscal 2007. These $1.2 million in payments are not accrued as of September 30, 2006, as they relate to future performance obligations of these employees.

Approximately $26.0 million of the $239.2 million of goodwill will be deductible for income tax purposes. Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted Average
	Amount	Life
		(In years)

Customer relationships	$105,800	10.0
Existing technology	21,500	6.6
Trade name, subject to amortization	660	4.5

Subtotal	127,960
Trade name, indefinite life	27,800	n/a

Total	$155,760

Acquisition of Nuance Communications, Inc. (“Former Nuance”)

On September 15, 2005, the Company acquired all of the outstanding capital stock of Former Nuance, a Company that provides software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone, for approximately $224.4 million. With the acquisition of Former Nuance, the Company enhanced its portfolio of technologies, applications and services for call center automation, customer self service and directory assistance.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price included the issuance of 28,760,031 shares of common stock valued at $117.9 million, cash consideration of $82.2 million, assumed stock options valued at $14.7 million, and transaction costs of $9.6 million. The merger is a non-taxable event and has been accounted for under the purchase method of accounting. The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition. The following table summarizes the final allocation of the purchase price (in thousands):

Total purchase consideration:
Common stock issued	$117,916
Cash	82,172
Value of options to purchase common stock assumed	14,721
Transaction costs	9,571

Total purchase consideration	$224,380

Allocation of the purchase consideration:
Cash	$58,066
Short-term investments	20,362
Other current assets	12,065
Property and equipment	2,872
Other assets	14,848
Identifiable intangible assets	41,740
Goodwill	146,717

Total assets acquired	296,670
Deferred compensation for stock options assumed	4,218
Accounts payable and accrued expenses	(5,981)
Current portion of accrued facility leases	(12,699)
Accrued acquisition-related fees	(7,083)
Deferred revenue	(8,400)
Long-term facility leases, net of current portion	(42,057)
Other long-term liabilities	(288)

Total liabilities assumed	(76,508)

Net assets acquired	$224,380

In connection with the acquisition of Former Nuance, the Company conducted integration activities which resulted in recognizing liabilities of $1.4 million for lease obligations, and $2.6 million relating to employee termination benefits employee and other contractual obligations. The Company has also assumed obligations relating to a leased facility with lease term set to expire in 2012 which was abandoned by Former Nuance prior to the acquisition date. The fair value of the obligations, net of estimated sublease income, totaling $53.4 million was recognized as assumed liability at date of acquisition. The payment of the lease obligations is discussed in Note 12. Substantially all of the employee-related costs were paid as of September 30, 2006.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Core technology	$17,880	8.0
Completed technology	2,230	4.0
Customer relationships	19,430	6.0
Tradename	2,200	7.0

	$41,740

Acquisition of MedRemote, Inc. (“MedRemote”)

On May 12, 2005, the Company acquired all of the outstanding capital stock of MedRemote, a Company that provides Web-based transcription processing and workflow systems that leverage speech recognition and integrate with existing healthcare information systems, for approximately $13.7 million. The purchase price consisted of $7.2 million in cash including transaction costs, and 1,544,309 shares of common stock valued at $6.5 million. The merger is a non-taxable event and has been accounted for under the purchase method of accounting. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The following table summarizes the final allocation of the purchase price (in thousands):

Total purchase consideration:
Common stock issued	$6,500
Cash	6,569
Transaction costs	678

Total purchase consideration	$13,747

Allocation of the purchase consideration:
Current assets	$2,301
Property and equipment	67
Identifiable intangible assets	2,520
Goodwill	9,342

Total assets acquired	14,230
Total liabilities assumed	(483)

Net assets acquired	$13,747

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
		Life
	Amount	(In years)

Core and completed technology	$1,090	7.0
Customer relationships	1,370	7.1
Non-compete agreements	60	3.0

	$2,520

Acquisition of Phonetic Systems Ltd. (“Phonetic”)

On February 1, 2005, the Company acquired all of the outstanding capital stock of Phonetic, an Israeli corporation which develops and markets an automatic telephone information system. Phonetic provided the Company with an array of technology, customer, partner and employee resources to help fuel its growth and accelerate its deployment of high quality speech applications throughout the world.

The total purchase price of approximately $36.1 million included an initial payment of $17.5 million paid at closing, a deferred payment of $17.5 million due in February 2007, cash paid out related to the proceeds from the employees issuance of stock options totaling $0.4 million, transaction costs of $2.5 million, and the fair value of warrants issued for the purchase of up to 750,000 shares of the Company’s common stock. The present value of the deferred payment of $17.5 million is included in current liabilities in the Consolidated Balance Sheet and is being accreted to the stated amount through the payment date. The merger was a taxable event and has been accounted for under the purchase method of accounting. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The following table summarizes the final allocation of the purchase price (in thousands):

Total purchase consideration:
Cash, including deferred payment obligation at net present value	$33,293
Warrants issued at fair value	370
Transaction costs	2,451

Total purchase consideration	$36,114

Allocation of the purchase consideration:
Current assets	$1,904
Property and equipment	1,248
Other assets	70
Identifiable intangible assets	6,570
Goodwill	35,515

Total assets acquired	45,307

Current liabilities	(7,699)
Long-term liabilities	(1,494)

Total liabilities assumed	(9,193)

Net assets acquired	$36,114

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the agreement, the Company agreed to make maximum additional payments of $35.0 million in contingent purchase price upon achievement of certain established financial targets through December 31, 2007. On June 1, 2006, the Company notified the former shareholders of Phonetic that the performance targets for the first schedule payment of up to $12.0 million were not achieved. The former shareholders of Phonetic have objected to this determination. The Company and the former shareholders of Phonetic are in the early stages of discussing this matter. Additional payments, if any, related to this contingency will be accounted for as additional goodwill.

In connection with the acquisition of Phonetic, the Company closed a facility in Israel and recognized $0.7 million in liabilities at the date of acquisition for the remaining contractual obligations associated with the closed facility in accordance with EITF 95-3.

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Core and completed technology	$2,150	9.5
Customer relationships	3,950	7.9
Non-compete agreements	470	5.0

	$6,570

Acquisition of ART Advanced Recognition Technologies, Inc. (“ART”)

On January 21, 2005, the Company acquired all of the outstanding capital stock of ART, a company which designs, develops and sells speech and handwriting recognition software products. With the acquisition of ART, the Company expanded its portfolio of embedded speech solutions to include a deep set of resources, expertise and relationships with the world’s leading mobile device manufacturers and service providers. ART specializes in applications that create voice-based, conversational interfaces that enable users to dial by voice and manage and access their contacts for mobile devices.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price of approximately $27.7 million consisted of first cash installment payment of $10.0 million paid at closing, a deferred payment of $16.4 million to be paid in December 2005 plus interest of 4%, and $1.3 million of transaction costs. During fiscal 2006, the Company paid $14.4 million of the deferred payment. As of September 30, 2006, the Company still had an outstanding purchase price payment of $2.0 million which represents proceeds withheld by the Company to satisfy claims against the former ART shareholders under the purchase agreement. Subsequent to September 30, 2006, the Company agreed to pay the former ART shareholders $1.0 million and retained the remaining amount in full satisfaction of the claims made against the former ART shareholders and will be used by the Company, if necessary, to satisfy the liabilities that formed the basis of the claims against the former ART shareholders. The merger was a taxable event and has been accounted under the purchase method of accounting. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The following table summarizes the final allocation of the purchase price (in thousands):

Total purchase consideration:
Cash	$26,414
Transaction costs	1,306

Total purchase consideration	$27,720

Allocation of the purchase consideration:
Current assets	$5,546
Property and equipment	769
Other assets	486
Identifiable intangible assets	9,380
Goodwill	19,064

Total assets acquired	35,245

Current liabilities	(3,234)
Long-term liabilities	(4,291)

Total liabilities assumed	(7,525)

Net assets acquired	$27,720

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Core and completed technology	$5,150	6.9
Customer relationships	4,210	8.0
Non-compete agreements	20	1.0

	$9,380

Acquisition of Rhetorical Systems, Ltd. (“Rhetorical”)

On December 6, 2004, the Company acquired all of the outstanding capital stock of Rhetorical, a supplier of innovative text-to-speech solutions and tools based in Edinburgh, Scotland. With the acquisition of Rhetorical, the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company solidified its position as a leading provider of speech synthesis or text-to-speech solutions for a variety of speech-based applications. The Rhetorical acquisition further differentiates the Company’s solutions with a number of techniques, tools, and services that enhance the ability to deliver custom, dynamic voices.

The consideration consisted of 2.8 million Pounds Sterling in cash (valued at $5.4 million using foreign exchange rates as of the date of the acquisition) and 449,437 shares of the Company’s common stock valued at $1.7 million. The acquisition is a taxable event and has been accounted for under the purchase method of accounting. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The following table summarizes the final allocation of the purchase price (in thousands):

Total purchase consideration:
Cash	$5,360
Common stock issued	1,672
Transaction costs	1,091

Total purchase consideration	$8,123

Allocation of the purchase consideration:
Current assets	$824
Property and equipment	153
Identifiable intangible assets	1,310
Goodwill	9,300

Total assets acquired	11,587

Current liabilities	(2,518)
Long-term liabilities	(946)

Total liabilities assumed	(3,464)

Net assets acquired	$8,123

In connection with the acquisition of Rhetorical, the Company closed a facility in Edinburgh, Scotland and recognized $1.3 million in liabilities at date of acquisition for the remaining contractual obligations associated with the closed facility in accordance with EITF 95-3.

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Core and completed technology	$490	10.0
Customer relationships — Maintenance	690	8.0
Customer relationships — License and Professional Services	100	0.3
Non-compete agreements	30	1.0

	$1,310

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Brand & Groeber Communications GbR (“B&G”)

On September 16, 2004, the Company acquired all of the outstanding capital stock of B&G, to expand its intellectual property portfolio relating to embedded speech synthesis technology. B&G’s embedded speech application makes mobile phones accessible to the visually impaired. Many of the application’s standard features, like email reading, have broad applicability for all types of users where “eyes-free” use of mobile devices is important, like in the automobile. The total purchase price of approximately $0.6 million consisted of cash consideration of $0.5 million and transaction costs of $0.1 million. Under the agreement, the Company agreed to make maximum additional payments of up to €5.5 million upon achievement of certain established financial targets. From the date of acquisition through December 31, 2005, €0.4 million was paid based on the attainment of certain performance targets. The remaining €5.1 million (approximately $6.5 million based on the currency exchange rates as of September 30, 2006) may be earned based on the attainment of performance targets for calendar 2006 and, to the extent earned, would be paid in January 2007. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting and was taxable to the shareholders. The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

Identifiable intangible assets with finite lives are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Completed technology	$80	5.0
Customer relationships	180	8.0
Trade names and trademarks	20	8.0

	$280

Acquisition of Telelogue, Inc. (“Telelogue”)

On June 15, 2004, the Company acquired all of the outstanding capital stock of Telelogue, a provider of automated directory assistance applications for telecommunications providers, based in New Jersey. The acquisition of Telelogue enhanced the Company’s automated directory assistance portfolio by adding key customer and partner relationships, methodologies in voice user interface, and several patents used in the successful automation of directory automation services.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price of approximately $3.3 million included cash consideration equal to $2.2 million, transaction costs of $0.8 million and the assumption of certain obligations of $0.3 million. The merger was a taxable event and had been accounted for under the purchase method of accounting. An additional amount of $2.0 million in contingent consideration was not earned during the period defined in the purchase agreement, and will not become payable. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The following table summarizes the final allocation of the purchase price (in thousands):

Total purchase consideration:
Cash	$2,206
Debt assumed	297
Transaction costs	832

Total purchase consideration	$3,335

Allocation of the purchase consideration:
Current assets	$305
Property and equipment	637
Identifiable intangible assets	550
Goodwill	2,923

Total assets acquired	4,415

Current liabilities	(592)
Long-term liabilities	(488)

Total liabilities assumed	(1,080)

Net assets acquired	$3,335

Identifiable intangible assets with finite lives are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Core technology	$220	7.0
Completed technology	90	3.0
Trade names and trademarks	240	4.0

	$550

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Marketable Securities

The Company accounts for its marketable equity securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (losses), net of tax. Realized gains and losses on sales of short-term and long-term investments have not been material. Marketable securities have been classified as available-for-sale securities as follows (in thousands):

		Net
		Unrealized
		Gains	Estimated
	Cost	(Losses)	Fair Value

Balance at September 30, 2005
U.S. government agencies	$7,333	$3	$7,336
Corporate notes	16,836	(45)	16,791

Total short-term marketable securities	$24,169	$(42)	$24,127

As of September 30, 2006, the Company did not have any outstanding marketable securities.

5.	Accounts Receivable

Accounts receivable, excluding acquired unbilled accounts receivable, consisted of the following (in thousands):

	September 30,	September 30,
	2006	2005

Accounts receivable	$116,574	$62,212
Unbilled accounts receivable	12,405	17,394

	128,979	79,606
Less — allowance for doubtful accounts	(2,100)	(2,995)
Less — reserve for distribution and reseller accounts receivable	(9,797)	(5,798)
Less — allowance for sales returns	(6,304)	(4,325)

	$110,778	$66,488

Unbilled accounts receivable primarily relate to product revenue earned under royalty-based arrangements for which billing occurs in the month following receipt of the royalty report, and for professional services revenue earned under percentage of completion contracts that have not yet been billed based on the terms of the specific arrangement.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activities in the allowance for doubtful accounts and other sales reserves were as follows (in thousands):

		Reserve for
	Allowance for	Distribution and	Allowances for
	Doubtful accounts	Reseller	Sales Returns

Balance at December 31, 2003	$1,439	$5,891	$2,870
Additions charged to costs and expenses	1,286	—	—
Write-offs, net of recoveries	(243)	—	—
Reductions (additions) made to revenue, net	—	9	56

Balance at September 30, 2004	2,482	5,900	2,926
Additions charged to costs and expenses	1,310	—	—
Write-offs, net of recoveries	(797)	—	—
Reductions (additions) made to revenue, net	—	(102)	1,399

Balance at September 30, 2005	2,995	5,798	4,325
Additions charged to costs and expenses	1,407	—	—
Write-offs, net of recoveries	(2,302)	—	—
Reductions (additions) made to revenue, net	—	3,999	1,979

Balance at September 30, 2006	$2,100	$9,797	$6,304

Acquired unbilled accounts receivable consist of amounts established under the provisions of EITF 01-3 and relate to future expected billings of certain non-cancelable contracts which have been assumed by the Company in connection with its accounting for acquisitions. To the extent that the products or services deliverable under these contracts were not delivered as of the date of the acquisition, and therefore represent an assumed legal performance obligation by the Company. An asset is recorded for payments due from customers, and a related liability for the fair value of undelivered services is included in unearned revenue and customer deposits relating to such future recognizable revenue. As of September 30, 2006 and 2005, the acquired unbilled accounts receivable were approximately $19.7 million and $3.1 million, respectively. The increase is attributable to the acquisition of Dictaphone in March 2006 (Note 3).

6. Inventories, net

Inventories, net of allowances, consisted of the following (in thousands):

	September 30,	September 30,
	2006	2005

Components and parts	$3,249	$—
Inventory at customers	2,317	—
Finished products	1,229	313

	$6,795	$313

Inventory at customers reflects equipment related to in-process installations of solutions of Dictaphone contracts with customers. These contracts have not been recorded to revenue as of September 30. 2006, and therefore the inventory is on the balance sheet until such time as the contract is recorded to revenue and the inventory will be expensed to cost of sales.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Land, Building and Equipment, Net

Land, building and equipment, net at September 30, 2006 and 2005 were as follows (in thousands):

		September 30,	September 30,
	Useful Life	2006	2005
	(In years)

Land	—	$2,400	$—
Building	30	4,800	—
Machinery & equipment	3-5	1,605	—
Computers, software and equipment	3-5	30,613	21,850
Leasehold improvements	2-10	7,076	4,932
Furniture and fixtures	5	5,217	4,432
Construction in process	—	3,143	30

Subtotal		54,854	31,244
Less: Accumulated depreciation		(24,154)	(16,911)

Land, building and equipment, net		$30,700	$14,333

Depreciation expense, associated with building and equipment, for fiscal 2006, 2005 and 2004 was $8.4 million, $5.0 million and $2.9 million, respectively. Construction in progress is related to the capitalization of internal costs associated with various projects relating to financial systems. The projects are expected to cost an additional approximately $3.3 million to complete, and will be placed into service in fiscal 2007.

8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for fiscal years 2006 and 2005, are as follows (in thousands):

Balance as of September 30, 2004	$246,424
Goodwill acquired	218,119
Purchase accounting adjustments	(4,720)
Effect of foreign currency translation	(1,510)

Balance as of September 30, 2005	458,313
Goodwill acquired — Dictaphone acquisition	239,174
Purchase accounting adjustments	(2,547)
Effect of foreign currency translation	4,393

Balance as of September 30, 2006	$699,333

Goodwill adjustments during fiscal 2006 primarily included $7.9 million of the utilization of acquired deferred tax assets in connection with the acquisition of SpeechWorks, Inc. in 2003 and Former Nuance in 2005 as well as $0.8 million final purchase price allocations in connection with various acquisitions during fiscal 2005. These adjustments were partially offset by the inclusion of an additional $5.8 million of pre-acquisition contingencies due to minimum committed royalties in connection with the acquisitions of ART and Phonetic, and $0.3 million of additional transaction costs.

Goodwill adjustments during fiscal 2005 primarily included $2.8 million and $1.8 million of the utilization of acquired deferred tax assets in connection with the acquisition of Speechworks, Inc. in 2003 and Caere Corporation in 2000, respectively and $0.1 million related to final purchase price allocations in connection with the acquisitions made during fiscal 2004.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following (in thousands):

	At September 30, 2006
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life (Years)

Customer relationships	$147,814	$20,721	$127,093	8.7
Technology and patents	91,033	30,897	60,136	6.0
Tradenames and trademarks, subject to amortization	8,750	4,092	4,658	5.9
Non-competition agreement	588	235	353	3.3

Subtotal	248,185	55,945	192,240
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$275,985	$55,945	$220,040

	At September 30, 2005
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life (Years)

Customer relationships	$41,567	$5,701	$35,866	5.6
Technology and patents	67,832	16,771	51,061	7.7
Tradenames and trademarks	8,090	3,132	4,958	9.1
Non-competition agreement	557	92	465	4.7

Total	$118,046	$25,696	$92,350

On March 31, 2003, the Company entered into an agreement with a counter party that grants an exclusive license to the Company to resell the counter party’s productivity application. The Company capitalized $11.4 million as completed technology and has amortized the amount to cost of revenue on a straight-line basis over the period of expected use of five years. During the fourth quarter of fiscal 2006, the Company determined it would not make additional investments to support this technology. As a result, the Company revised its cash flow estimates related to the acquired technology and recorded an additional $2.6 million in cost of revenue to write down the purchased technology to its net realizable value at September 30, 2006. Total net book value of the asset was $0.5 million and $5.2 million as of September 30, 2006 and 2005, respectively.

Amortization expense for the acquired patents, core and completed technology are included in the cost of revenue from amortization of intangible assets in the accompanying Statements of Operations amounted to $12.9 million, $9.2 million and $8.4 million in fiscal 2006, 2005 and 2004, respectively. Amortization expense included in operating expenses was $17.2 million, $4.0 million and $2.0 million in fiscal 2006, 2005 and 2004,

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Estimated amortization expense for each of the five succeeding years as of September 30, 2006, is as follows (in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2007	$11,217	$20,369	$31,586
2008	10,565	18,922	29,487
2009	9,745	17,045	26,790
2010	8,960	14,832	23,792
2011	8,542	13,639	22,181
Thereafter	11,107	47,297	58,404

Total	$60,136	$132,104	$192,240

9.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	September 30,
	2006	2005

Accrued compensation	$21,310	$13,911
Accrued sales and marketing incentives	4,454	2,994
Accrued restructuring and other charges	904	5,805
Accrued professional fees	3,823	6,169
Accrued acquisition costs and liabilities	747	18,233
Income taxes payable	3,857	1,525
Accrued other	17,579	11,516

	$52,674	$60,153

Accrued acquisition costs and liabilities at September 30, 3006 primarily related to the acquisition of Dictaphone on March 31, 2006. Accrued acquisition costs and liabilities at September 30, 2005 included $12.0 million for costs to consummate the acquisition of Former Nuance and $6.2 million payable to shareholders of Former Nuance.

10.	Debt

At September 30, 2006 and 2005, the Company had the following borrowing obligations (in thousands):

	September 30,	September 30,
	2006	2005

2006 Credit Facility	$353,225	$—
2003 0% Convertible Debenture	—	27,524
2002 Credit Facility	—	—
Obligations under capital leases	718	222

	353,943	27,746
Less: current portion	3,953	27,711

	$349,990	$35

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Credit Facility

On March 31, 2006 the Company entered into a new senior secured credit facility (the “2006 Credit Facility”). The 2006 Credit Facility consists of a $355.0 million 7-year term loan which matures on March 31, 2013 and a $75.0 million revolving credit line which matures on March 31, 2012. The available revolving credit line capacity is reduced, as necessary, to account for certain letters of credit outstanding. As of September 30, 2006, there were $17.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

Borrowings under the 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at the Company’s option, either (a) a base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) a LIBOR rate determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars. The applicable margin for borrowings under the 2006 Credit Facility ranges from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.50% to 2.00% per annum with respect to LIBOR-based borrowings, depending upon the Company’s leverage ratio. As of September 30, 2006, the Company’s applicable margin is 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. The Company is required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2006, the commitment fee rate is 0.50%.

The Company capitalized approximately $9.0 million in debt issuance costs related to the opening of the 2006 Credit Facility. The costs associated with the revolving credit facility are being amortized as interest expense over six years, through March 2012, while the costs associated with the term loan are being amortized as interest expense over seven years, through March 2013, which are the maturity dates of the revolving line and term facility, respectively under the 2006 Credit Facility. The effective interest method is used to calculate the amortization of the debt issuance costs for both the revolving credit facility and the term loan. These debt issuance costs, net of accumulated amortization of $0.7 million, are included in other assets in the consolidated balance sheet as of September 30, 2006.

The $355.0 million term loan is subject to repayment consisting of a baseline amortization of 1% per annum ($3.55 million per year, due in four equal quarterly installments), and an annual excess cash flow sweep, as defined in the 2006 Credit Facility, which will be first payable beginning in the first quarter of fiscal 2008, based on the excess cash flow generated in fiscal 2007. As of September 30, 2006, we have repaid $1.8 million of principal under the term loan agreement. Any borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that the Company may make, will be repaid upon maturity. If only the baseline repayments are made, the aggregate annual maturities of the term loan would be as follows (in thousands):

Year Ending September 30,	Amount

2007	$3,550
2008	3,550
2009	3,550
2010	3,550
2011	3,550
Thereafter	335,475

Total	$353,225

The Company’s obligations under the 2006 Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries. The 2006 Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of the Company’s domestic subsidiaries and 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of first-tier foreign subsidiaries, material

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tangible and intangible assets, and present and future intercompany debt. The 2006 Credit Facility also contains provisions for mandatory prepayments of outstanding term loans, subject to certain exceptions, with: 100% of net cash proceeds of asset sales, 100% of net cash proceeds of issuance or incurrence of debt, and 100% of extraordinary receipts. The Company may voluntarily prepay the 2006 Credit Facility without premium or penalty other than customary “breakage” costs with respect to LIBOR-based loans.

The 2006 Credit Facility agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to: incur additional indebtedness, create liens on assets, enter into certain sale and lease-back transactions, make investments, make certain acquisitions, sell assets, engage in mergers or consolidations, pay dividends and distributions or repurchase the Company’s capital stock, engage in certain transactions with affiliates, change the business conducted by the Company and its subsidiaries, amend certain charter documents and material agreements governing subordinated indebtedness, prepay other indebtedness, enter into agreements that restrict dividends from subsidiaries and enter into certain derivatives transactions. The 2006 Credit Facility is governed by financial covenants that include, but are not limited to, maximum total leverage and minimum interest coverage ratios, as well as to a maximum capital expenditures limitation. The 2006 Credit Facility also contains certain customary affirmative covenants and events of default. As of September 30, 2006, the Company was in compliance with the covenants under the 2006 Credit Facility agreement.

2002 Credit Facility

The Company historically maintained a Loan and Security Agreement (the “2002 Credit Facility”) with Silicon Valley Bank which was initiated on October 31, 2002, and was amended several times, most recently in December 2005. The agreement consisted of a $10.0 million revolving loan which expired on March 31, 2006.

The Company was required to comply with both a minimum adjusted quick ratio and a minimum tangible net worth calculation, as defined in the agreement. Depending on the Company’s adjusted quick ratio, borrowings under the Credit Facility bore interest at the prime rate plus up to 0.75%, (collectively 6.75% at September 30, 2005). Borrowings under the 2002 Credit Facility were collateralized by substantially all of the Company’s personal property, predominantly its accounts receivable, but not its intellectual property. As of September 30, 2005, no amounts were outstanding under the Credit Facility and $6.1 million committed for outstanding letters of credit.

2003 0% Convertible Debenture

On January 30, 2003, the Company issued a $27.5 million three-year, zero-interest convertible subordinated debenture due January 2006 to Royal Philips Electronics Speech Processing Technology and Voice Control business unit (“Philips”) as partial consideration for certain assets the Company acquired from Philips. The convertible note was convertible into shares of the Company’s common stock at $6.00 per share at any time until maturity at Philips’ option. The convertible note contained a provision that all amounts unpaid at maturity bear interest at a rate of 3% per quarter until paid. On January 30, 2006, Philips exercised its right to convert the note into 4,587,334 shares of the Company’s common stock at the conversion price of $6.00 per share, in full satisfaction of all amounts due.

11.	Financial Instruments and Hedging Activities

On March 31, 2006, the Company entered into a three-year interest rate swap with a notional value of $100 million (the “Interest Rate Swap”). The Interest Rate Swap was entered into as a partial hedge of the 2006 Credit Facility, discussed in Note 10, to effectively change the characteristics of the interest rate without actually changing the debt instrument. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. At its inception, the Company formally documented the hedging relationship and has determined that the hedge is perfectly effective

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and designated it as a cash flow hedge of a portion of the 2006 Credit Facility as defined by SFAS 133. The Interest Rate Swap will hedge the variability of the cash flows caused by changes in U.S. dollar LIBOR interest rates. The swap is marked to market at each reporting date. The fair value of the Interest Rate Swap at September 30, 2006 was $0.6 million which was included in other liabilities. Changes in the fair value of the cash flow hedge derivative are reported in stockholders’ equity as a component of accumulated other comprehensive income (loss).

12.	Accrued Business Combination Costs

In connection with the acquisitions of SpeechWorks International, Inc. in August 2003 and Former Nuance in September 2005, the Company has assumed obligations relating to certain leased facilities expiring in 2016 and 2012, respectively, and that were abandoned by the acquired companies prior to the acquisition date. The fair value of the obligations, net of estimated sublease income, are recognized as liabilities assumed by the Company and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill. The net payments have been discounted in calculating the fair value of the obligation as of the date of acquisition, and the discount is being accreted through expected maturity. As of September 30, 2006, the total gross payments due from the Company to the landlords of the facilities is $88.9 million. This is reduced by $17.4 million of sublease income and a $6.5 million present value discount. The gross value of the lease exit costs will be paid out approximately as follows: $12.4 million in fiscal 2007, $12.8 million in fiscal 2008, $13.2 million in fiscal 2009, $13.6 million in fiscal 2010, $14.2 million in fiscal 2011, and $22.8 million from fiscal 2012 through fiscal 2016. These gross payment obligations are included in the commitments disclosed in Note 17.

Additionally, the Company has implemented restructuring plans to eliminate duplicate facilities, personnel or assets in connection with the business combinations. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” costs such as these are recognized as liabilities assumed by the Company, and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill. As of September 30, 2006, total gross payments due from the Company to the landlords of the facilities is $3.4 million. This is reduced by $1.1 million sublease income. The gross value of the lease exit costs will be paid out approximately as follows: $1.5 million in fiscal 2007, $1.0 million in fiscal 2008 and $0.9 million in fiscal 2009. These gross payment obligations are included in the commitments disclosed in Note 17.

As noted in Note 3, in addition to the facilities accruals, the Company has an obligation relating to certain incentive compensation payments to former employees of the acquired companies whose positions have been eliminated in connection with the combinations. The remaining payments for these obligations are expected to be made in fiscal 2007.

The components of these accrued business combination costs are as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2004	$14,948	$—	$14,948
Charged to goodwill	56,189	3,523	59,712
Charged to interest expense	281	—	281
Cash payments, net of sublease receipts	(1,555)	(1,387)	(2,942)

Balance at September 30, 2005	69,863	2,136	71,999
Charged to goodwill	802	1,721	2,523
Charged to interest expense	2,332	—	2,332
Cash payments, net of sublease receipts	(13,776)	(3,013)	(16,789)

Balance at September 30, 2006	$59,221	$844	$60,065

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Restructuring and Other Charges, net

Fiscal 2006

In fiscal 2006, the Company recorded a recovery of $1.2 million from restructuring and other charges. The recovery consisted of $1.3 million reduction to existing restructuring reserves as a result of a favorable sublease agreement signed during the second quarter of fiscal 2006. The amount was offset by net adjustments of $0.1 million associated with prior years’ restructuring programs.

Fiscal 2005

In fiscal 2005, the Company incurred restructuring charges of $7.2 million. In the first quarter of fiscal 2005, a plan of restructuring relating to the elimination of ten employees was enacted. In June 2005, the Company initiated the process of consolidating certain operations into its new corporate headquarters facility in Burlington, Massachusetts. In addition, at various times during the third fiscal quarter, the Company committed to pursuing the closure and consolidation of certain other domestic and international facilities. As a result of these initiatives, the Company recorded restructuring charges in its third fiscal quarter totaling approximately $2.1 million. In September 2005, in connection with the acquisition of Former Nuance, the Company committed to a plan of restructuring of certain of its personnel and facilities. Under this plan of restructuring, the Company accrued $2.5 million relating to the elimination of approximately 40 personnel, mainly in research and development and sales and marketing; additionally, certain of its facilities were selected to be closed, resulting in an accrual of $2.0 million for future committed facility lease payments, net of assumed sublease income, and $0.2 in property and equipment were written off. The restructuring charge taken in the fourth quarter of fiscal 2005 was related to only the Company’s historic personnel and facilities. Any personnel or facilities-related restructuring activities in connection with the acquisition of Former Nuance were accrued as assumed liabilities in purchase accounting.

Fiscal 2004

During the three months ended March 31, 2004, the Company recorded a charge of $0.8 million related to separation agreements with two former members of its senior management team.

The following table sets forth the fiscal 2006, 2005 and 2004 accrual activity relating to restructuring and other charges (in thousands):

			Asset
	Personnel	Facilities	Impairment	Total

Balance at December 31, 2003	$1,552	$309	$—	$1,861
Restructuring and other charges	801	—	—	801
Non-cash write-off	(348)	—	—	(348)
Cash payments	(1,599)	(141)	—	(1,740)

Balance at September 30, 2004	406	168	—	574
Restructuring and other charges	2,928	4,083	212	7,223
Non-cash write-off	—	—	(212)	(212)
Cash payments	(1,548)	(232)	—	(1,780)

Balance at September 30, 2005	1,786	4,019	—	5,805
Restructuring and other charges	(52)	(1,181)	—	(1,233)
Cash payments	(1,360)	(2,308)	—	(3,668)

Balance at September 30, 2006	$374	$530	$—	$904

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining personnel-related accrual as of September 30, 2006 is primarily comprised of amounts due under the restructuring charge from the fourth quarter of fiscal 2005, the balance of which will be paid in fiscal 2007. The personnel-related payments made in fiscal 2006 were primarily related to the charges recorded in the fourth quarter of fiscal 2005.

14.	Supplemental Cash Flow Information

Cash paid for Interest and Income Taxes:

During fiscal 2006, 2005 and 2004, the Company made cash payments for interest totaling $13.8 million, $0.6 million and $0.2 million, respectively.

During fiscal 2006, 2005 and 2004, total net cash paid (refunds) for income taxes were $3.4 million, $(0.7) million and $0.6 million, respectively.

Non Cash Investing and Financing Activities:

In January, 2006, the Company issued 4,587,334 shares of its common stock valued at $27.5 million upon conversion of the $27.5 million convertible debenture.

In September 2005, the Company issued 28,760,031 shares of its common stock valued at $117.9 million in connection with the acquisition of Former Nuance. The Company also assumed stock options valued at $14.7 million.

In June 2005, the Company issued 1,544,228 shares of its common stock valued at $6.5 million in connection with the acquisition of MedRemote.

In June 2005, in connection with the acquisition of Phonetic, the Company issued warrants for the purchase of up to 750,000 shares of its common stock, these warrants were valued at $0.4 million.

In December 2004, the Company issued 449,437 shares of its common stock valued at $1.7 million in connection with the acquisition of Rhetorical.

15.	Stockholders’ Equity

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

The Company has issued shares of its common stock in connection with several of its acquisitions. See Note 3 and Note 14 for further disclosure relating to these issuances.

Common Stock Repurchases

As of September 30, 2006 and 2005 the Company had repurchased a total of 3,030,183 and 2,846,861 shares, respectively, under various repurchase programs, discussed below. The Company intends to use the repurchased shares for its employee stock plans and for potential future acquisitions. During fiscal 2006 and 2005, the Company repurchased 183,322 and 75,354 shares of common stock at a cost of $1.4 million and $0.4 million, respectively, to cover employees’ tax obligations related to vesting of restricted stock.

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

In March 1999 the Company issued Xerox a ten-year warrant with an exercise price for each warrant share of $0.61. This warrant is exercisable for the purchase of 525,732 shares of the Company’s common stock. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation, including this warrant, for approximately $80 million. In connection with this transaction, Warburg Pincus acquired new warrants to purchase 2.5 million additional shares of the Company’s common stock from the Company for total consideration of $0.6 million. The warrants have a six-year life and an exercise price of $4.94. The Company received this payment of $0.6 million during the quarter ended June 30, 2004.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the March 31, 2003 acquisition of the certain intellectual property assets (Note 8), the Company issued a warrant for the purchase of 78,000 shares of the Company’s common stock at an exercise price of $8.10 per share. The warrant was immediately exercisable and was valued at $0.1 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, a risk-free rate of 1.87%, an expected term of 2.5 years, no dividends and a stock price of $4.57 based on the Company’s stock price at the time of issuance. This warrant expired unexercised on October 31, 2005.

In connection with the acquisition of SpeechWorks in 2003, the Company issued a warrant to its investment banker, expiring on August 11, 2009, for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $3.98 per share. The warrant became exercisable August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 60%, a risk-free interest rate of 4.03%, an expected term of 8 years, no dividends and a stock price of $3.92, based on the Company’s stock price at the time of issuance.

Also in connection with the acquisition of SpeechWorks, the Company assumed outstanding warrants previously issued by SpeechWorks to America Online. These warrants allow for the purchase of up to 219,421 shares of the Company’s common stock, and were issued in connection with a long-term marketing arrangement. The warrant is currently exercisable at a price of $14.49 per share and expires on June 30, 2007. The value of the warrant was insignificant.

Based on its review of EITF 00-19, the Company has determined that each of the above-noted warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheet.

16.	Share-Based Payment

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective October 1, 2005. The Company has several equity instruments that are required to be evaluated under SFAS 123R, including: stock option plans, an employee stock purchase plan, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”). The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.” SFAS 123R requires the recognition of the fair value of share-based payments as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period of the individual grantees, which generally equals the vesting period. Based on the provisions of SFAS 123R the Company’s share-based payments awards are accounted for as equity instruments. Prior to October 1, 2005, the Company followed APB 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for share-based payment. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as to the future vesting of awards granted and not vested as of the date of adoption. The amounts included in the consolidated statements of operations relating to share-based payments are as follows (dollars in thousands):

	2006	2005	2004

Cost of product and licensing	$88	$10	$—
Cost of professional services, subscription and hosting	1,873	107	59
Cost of maintenance and support	525	15	7
Research and development	4,578	241	228
Selling and marketing	7,332	872	420
General and administrative	7,471	1,751	587
Restructuring and other charges, net	—	—	231
Cumulative effect of accounting change	672	—	—

	$22,539	$2,996	$1,532

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred stock-based compensation balance of $8.8 million as of September 30, 2005, which was accounted for under APB 25, was reclassified against additional paid-in-capital upon the adoption of SFAS 123R. The deferred stock-based compensation balance was composed of $4.8 million from the issuance of Restricted Awards and $4.0 million relating to the intrinsic value of stock options assumed in the Company’s September 2005 acquisition of Former Nuance. The unrecognized expense of awards not yet vested at October 1, 2005 is being recognized in net income (loss) in the periods after that date, based on their fair value which was determined using the Black-Scholes valuation method, and the assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation.”

In connection with the adoption of SFAS 123R, the Company is required to amortize stock-based instruments with performance-related vesting terms over the period from the grant date to the sooner of the date upon which the performance vesting condition will be met (when that condition is expected to be met), or the time-based vesting dates. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R relating to this change was $0.7 million, and is included in the accompanying consolidated statement of operations for fiscal 2006.

Stock Options

The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted stock options to purchase the Company’s common stock generally at the fair market value on the date of grant. Plans do not allow for options to be granted at below fair market value nor can they be re-priced at anytime. Options granted under original plans of the Company become exercisable over various periods, typically two to four years and have a maximum term of 7 years. The Company also assumed an option plan in connection with its acquisition of Former Nuance on September 15, 2005. These stock options are governed by the original agreement (the “Former Nuance Stock Option Plan”) that they were issued under, but are now exercisable for shares of the Company. No further stock options may be issued under the Former Nuance Stock Option Plan. At September 30, 2006, 28,535,613 shares were authorized for grant under the Company’s stock option plans, of which 5,131,476 shares were available for future grant. All stock options have been granted with exercise prices equal to

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or greater than the fair market value of the Company’s common stock on the date of grant. Stock options outstanding were as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value(1)

Outstanding at December 31, 2003	17,845,632	$3.82
Granted	3,489,750	$4.89
Exercised	(2,238,588)	$2.22
Forfeited	(2,301,856)	$4.70

Outstanding at September 30, 2004	16,794,938	$4.14
Assumed in acquisition of Former Nuance	9,379,433	$3.87
Granted	4,534,050	$4.30
Exercised	(1,655,074)	$2.94
Forfeited	(1,938,498)	$4.74

Outstanding at September 30, 2005	27,114,849	$4.10
Granted	3,417,064	$8.59
Exercised	(7,582,650)	$3.79
Forfeited	(1,138,454)	$4.53
Expired	(1,156,726)	$6.54

Outstanding at September 30, 2006	20,654,083	$4.80	5.6 years	$72.4 million

Exercisable at September 30, 2006	13,026,514	$4.00	5.3 years	$54.3 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on September 30, 2006 ($8.17) and the exercise price of the underlying options.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding under all stock option plans at September 30, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise Price Range	Shares	Life in Years	Exercise Price	Shares	Exercise Price

$0.16 — $1.35	2,314,894	4.18	$1.29	2,314,415	$1.29
$1.41 — $3.45	2,426,512	6.52	$2.41	1,959,801	$2.34
$3.46 — $3.88	2,305,710	5.62	$3.81	1,067,542	$3.79
$3.92 — $4.29	2,402,242	5.32	$4.12	1,665,646	$4.11
$4.30 — $4.84	2,384,340	5.62	$4.53	1,694,883	$4.51
$4.86 — $5.36	2,614,464	5.86	$5.25	1,522,898	$5.29
$5.38 — $6.97	2,887,310	5.06	$6.27	2,561,859	$6.31
$7.03 — $9.30	2,626,047	6.56	$8.15	226,220	$7.49
$10.06 — $11.81	687,564	6.59	$11.02	13,250	$10.14
$12.41 — $12.41	5,000	6.58	$12.41	—	—

$0.16 — $12.41	20,654,083	5.63	$4.80	13,026,514	$4.00

Stock options to purchase 13,026,514, 17,709,565 and 10,018,921 shares of common stock were exercisable as of September 30, 2006, 2005 and 2004, respectively.

As of September 30, 2006, the total unamortized fair value of stock options was $24.7 million with a weighted average remaining recognition period of 2.3 years. During fiscal years 2006, 2005, and 2004 the following activity occurred under the Company’s plans:

	2006	2005	2004

Weighted-average grant-date fair value per share	$4.52	$1.87	$2.78
Total intrinsic value of stock options exercised	$36.7 million	$3.3 million	$11.7 million

The fair value of the stock options granted in fiscal 2006 was estimated on the dates of grant using the Black-Scholes model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected volatility	60.9%
Average risk-free interest rate	4.8%
Expected term (in years)	4.3

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the historical implied volatility from traded options with a term of 180 days or greater. The risk-free interest rate is derived from the average U.S. Treasury STRIPS rate during the period, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. Upon the adoption of SFAS 123R, the Company used the simplified method provided for under SEC Staff Accounting Bulletin No. 107, which averages the contractual term of the Company’s options (7.0 years) with the vesting term (2.2 years). Beginning in the fourth quarter of 2006 the Company estimated the expected life based on the historical exercise behavior.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Awards

The Company is authorized to issue equity incentive awards in the form of Restricted Awards. Unvested Restricted Awards may not be sold, transferred or assigned. The fair value of the Restricted Awards is measured based upon the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share of the awards. The Restricted Awards generally are subject to vesting of a period of two to four years, and may have opportunities for acceleration for achievement of defined goals. Beginning in fiscal 2006, the Company began to issue certain Restricted Awards with vesting solely dependent on the achievement of specified performance targets. The fair value of the Restricted Awards is amortized to expense over its applicable vesting period using the straight-line method. In the event that the employees’ employment with the Company terminates, or in the case of awards with only performance goals those goals are not met, any unvested share shall be forfeited and revert to the Company.

Restricted Units are not included in issued and outstanding common stock until the shares are vested, at which point they are included as issued and outstanding. The table below summarizes activity relating to Restricted Units during fiscal 2006:

		Weighted
	Number of	Average	Aggregate
	Shares Underlying	Remaining	Intrinsic
	Restricted Units	Contractual Term	Value(1)

Outstanding at December 31, 2003	—
Granted	391,283
Vested	—
Forfeited	(4,274)

Outstanding at September 30, 2004	387,009
Granted	580,643
Vested	(101,543)
Forfeited	(16,658)

Outstanding at September 30, 2005	849,451
Granted	2,473,223
Vested	(471,462)
Forfeited	(101,158)

Outstanding at September 30, 2006	2,750,054	1.6 years	$22.5 million

Expected to become exercisable	2,478,679	1.6 years	$20.2 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on September 30, 2006 ($8.17) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of September 30, 2006, unearned share-based payments expense related to unvested Restricted Units is $16.1 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.4 years. 43.7% of the Restricted Units outstanding as of September 30, 2006 are subject to performance vesting acceleration conditions. During fiscal years 2006, 2005, and 2004 the following activity occurred related to Restricted Units:

	2006	2005	2004

Weighted-average grant-date fair value per share	$9.15	$4.67	$4.52
Total intrinsic value of shares vested	$4.0 million	$0.5 million	$—

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock is included in the issued and outstanding common stock in these financial statements at date of grant. The table below summarizes activity relating to Restricted Stock during fiscal 2006:

	Number of	Weighted
	Shares Underlying	Average Grant
	Restricted Stock	Date Fair Value

Nonvested balance at December 31, 2003	579,458
Granted	752,893
Vested	(187,404)
Forfeited	(46,389)

Nonvested balance at September 30, 2004	1,098,558
Granted	446,663
Vested	(215,947)
Forfeited	(203,571)

Nonvested balance at September 30, 2005	1,125,703	$4.60
Granted	745,145	$7.63
Vested	(311,671)	$5.22
Forfeited	(11,836)	$3.89

Nonvested balance at September 30, 2006	1,547,341	$5.93

The purchase price for vested Restricted Stock is $0.001 per share. As of September 30, 2006, unearned share-based payments expense related to unvested Restricted Stock is $6.2 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 1.5 years. 85.6% of the Restricted Stock outstanding as of September 30, 2006 are subject to performance vesting acceleration conditions. During fiscal years 2006, 2005, and 2004 the following activity occurred related to Restricted Stock:

	2006	2005	2004

Weighted-average grant-date fair value per share	$7.63	$3.79	$5.56
Total fair value of shares vested	$2.2 million	$1.0 million	$1.0 million

The Company has historically repurchased common stock upon its employees’ vesting in Restricted Awards, in order to allow the employees to cover their tax liability as a result of the Restricted Awards having vested. Assuming that the Company repurchased one-third of all vesting Restricted Awards outstanding as of September 30, 2006, such amount approximating a tax rate of its employees, and based on the weighted average recognition period of 1.4 years, the Company would repurchase approximately 2.0 million shares during the twelve month period ending September 30, 2007. During fiscal 2006, the Company repurchased 183,322 shares of common stock at a cost of $1.4 million to cover employees’ tax obligations related to vesting of Restricted Awards.

1995 Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on May 14, 2005, authorizes the issuance of a maximum of 3,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Compensation expense for the employee stock purchase plan is recognized in accordance with SFAS 123R. At September 30, 2006, 1,010,830 million shares were reserved for future issuance. During fiscal 2006, 2005, and 2004, The Company issued 419,561, 385,265 and 332,119 shares of common stock under this plan, respectively. The weighted average fair value of all purchase rights granted in fiscal 2006, 2005 and 2004, were $2.62, $1.29 and $1.51.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions which were derived in a manner similar to those discussed above relative to stock options:

	2006	2005	2004

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	55.1%	52.3%	50.0%
Average risk-free interest rate	5.0%	3.2%	1.5%
Expected term (in years)	0.5	0.4	0.5

17.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for office space around the world. In connection with many of its acquisitions the Company assumed facility lease obligations. Among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 12). Additionally, certain of the Company’s lease obligations have been included in various restructuring charges (Note 13). The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of September 30, 2006 (in thousands):

	Operating	Leases Under	Other Contractual
Year Ending September 30,	Leases	Restructuring	Obligations Assumed	Total

2007	$6,028	$2,035	$12,371	$20,434
2008	7,020	1,560	12,780	21,360
2009	6,720	1,431	13,202	21,353
2010	5,627	543	13,639	19,809
2011	4,842	560	14,172	19,574
Thereafter	19,425	922	22,754	43,101

Total	$49,662	$7,051	$88,918	$145,631

At September 30, 2006, the Company has subleased certain office space to third parties. Total sub-lease income under contractual terms is $21.9 million, which ranges from $1.7 million to $3.0 million on an annual basis through February 2016.

Total rent expense charged to operations was approximately $7.2 million, $7.4 million and $4.0 million for the years ended September 30, 2006, 2005 and 2004, respectively.

In connection with certain of its acquisitions, the Company assumed certain financial guarantees that the acquired companies had committed to the landlords of certain facilities. These financial guarantees are secured by the 2006 Credit Facility or are secured by certificates of deposit. The total financial guarantees were $17.8 million, of which $0.8 and $11.7 million were secured by certificates of deposit which were classified as restricted cash in other assets as of September 30, 2006 and 2005, respectively.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by the Company.

On November 9, 2006, VoiceSignal Technologies, Inc. filed an action against the Company and eleven of its resellers in the United States District Court for the Eastern District of Texas claiming patent infringement. VoiceSignal is seeking damages and injunctive relief. In the lawsuit, VoiceSignal alleges that the Company is infringing United States Patent No. 5,855,000 which is related to improving correction in a dictation application based on a two input analysis. The Company believes the claims have no merit, and intends to defend the action vigorously.

On August 22, 2006, z4 Technologies, Inc. filed an action against the Company and five other defendants, including Symantec, Adobe, Quark, ABBYY and Mathsoft, in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, z4 Technologies alleges that the Company is infringing United States Patent Nos. 6,044,471 and 6,785,825 which are directed to a method and apparatus for reducing unauthorized software use. On December 4, 2006, the Company entered into a settlement agreement with z4 Technologies regarding this action. (See Note 23.)

On May 31, 2006 GTX Corporation (“GTX”), filed an action against the Company in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, GTX alleged that the Company was infringing United States Patent No. 7,016,536 entitled “Method and Apparatus for Automatic Cleaning and Enhancing of Scanned Documents.” The Company believes the claims have no merit, and it intends to defend the action vigorously.

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

In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased Former Nuance stock between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of the Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including approval of the Court. The settlement is not expected to have any material impact upon Former Nuance or the Company, as payments, if any, are expected to be made by insurance carriers, rather than by Former Nuance. In July 2004, the underwriters filed a motion opposing approval

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the court of the settlement among the plaintiffs, issuers and insurers. In March 2005, the court granted preliminary approval of the settlement, subject to the parties agreeing to modify the term of the settlement which limits each underwriter from seeking contribution against its issuer for damages it may be forced to pay in the action. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement. The court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The settlement remains subject to a number of conditions, including final court approval. In the event the settlement is not concluded, the Company intends to defend the litigation vigorously. The Company believes it has meritorious defenses to the claims against Former Nuance.

The Company believes that the final outcome of the current litigation matters described above will not have a significant adverse effect on its consolidated financial statements. However, even if the Company’s defense is successful, the litigation could require significant management time and will be costly. Should the Company not prevail in these litigation matters, its operating results, financial position and cash flows could be adversely impacted.

Guarantees and Other

The Company currently includes indemnification provisions in the contracts into which it enters with its customers and business partners. Generally, these provisions require the Company to defend claims arising out of its products’ infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct on its part. The indemnity obligations imposed by these provisions generally cover damages, costs and attorneys’ fees arising out of such claims. In most, but not all, cases, the Company’s total liability under such provisions is limited to either the value of the contract or a specified, agreed upon amount. In some cases its total liability under such provisions is unlimited. In many, but not all, cases, the term of the indemnity provision is perpetual. While the maximum potential amount of future payments the Company could be required to make under all the indemnification provisions in its contracts with customers and business partners is unlimited, it believes that the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.

The Company has entered into agreements to indemnify its directors and officers to the fullest extent authorized or permitted under applicable law. These agreements, among other things, provide for the indemnification of its directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by any such person in his or her capacity as a director or officer of the Company, whether or not such person is acting or serving in any such capacity at the time any liability or expense is incurred for which indemnification can be provided under the agreements. In accordance with the terms of the SpeechWorks merger agreement, the Company is required to indemnify the former members of the SpeechWorks board of directors, on similar terms as described above, for a period of six years from the acquisition date. In connection with this indemnification, the Company was required to purchase a director and officer insurance policy related to this obligation for a period of three years from the date of acquisition, this three-year policy was purchased in 2003. In accordance with the terms of each of the Former Nuance and Dictaphone merger agreements, the Company is required to indemnify the former members of the Former Nuance and Dictaphone boards of directors, on similar terms as described above, for a period of six years from the acquisition date. In connection with these indemnifications, the Company has purchased director and officer insurance policies related to these obligations covering the full period of six years.

At September 30, 2006, the Company has $7.5 million non-cancelable purchase commitments for inventory to fulfill customers’ orders currently scheduled in its backlog.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Post-Retirement Benefits

Defined Contribution Plan

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective July 1, 2003, Company match of employee’s contributions was established, dollar for dollar up to 2% of salary. Employees who were hired prior to April 1, 2004 are 100% vested into the plan as soon as they start to contribute to the plan. Employees hired April 1, 2004 and thereafter, vest one-third of the contribution annually over a three-year period. The Company’s contributions to the 401(k) Plan totaled $1.1 million, $0.7 million and $0.5 million for fiscal 2006, 2005 and 2004, respectively.

Defined Benefit Pension Plans and Other Post-Retirement Benefit Plan

In connection with the acquisition of Dictaphone on March 31, 2006, the Company assumed the assets and obligations related to its defined benefit pension plans, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. These two pension plans were frozen prior to March 31, 2006. The Company also assumed a post-retirement health care and life insurance benefit plan, which is frozen relative to new enrollment, and which provides certain post-retirement health care and life insurance benefits, as well as a fixed subsidy for qualified former employees in the United States and Canada.

The following table shows the changes in fiscal 2006 in the projected benefit obligation, plan assets and funded status of the defined benefit pension plans and the other post-retirement benefit plan. The measurement date for benefit obligations was March 31, 2006 and the measurement date for the plan assets was September 30, 2006 (in thousands).

	Pension	Other
	Benefits	Benefits

Change in Benefit Obligation:
Projected benefit obligation, September 30, 2005	$—	$—
Benefit obligation assumed in connection with the acquisition of Dictaphone	22,537	1,309
Service cost	148	50
Interest cost	589	35
Plan participants’ contributions	18	—
Actuarial loss (gain)	(85)	6
Expenses paid	(91)	—
Currency exchange rate changes	1,633	—
Benefits paid	(592)	(26)

Projected benefit obligation, September 30, 2006	$24,157	$1,374

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension	Other
	Benefits	Benefits

Change in Plan Assets:
Fair value of plan assets, September 30, 2005	$—	$—
Plan assets acquired in connection with the acquisition of Dictaphone	17,397	—
Actual return on plan assets	252	—
Employer contributions	544	26
Plan participants’ contributions	18	—
Expenses paid	(91)	—
Currency exchange rate changes	1,185	—
Benefits paid	(592)	(26)

Fair value of plan assets, September 30, 2006	$18,713	$—

Funded Status:
Funded status at September 30, 2006	$(5,444)	$(1,374)
Unrecognized actuarial gain (loss)	270	6

Net amount recognized	$(5,174)	$(1,368)

Amounts recognized in the Consolidated Balance Sheet as of September 30, 2006 consist of:
Prepaid benefit cost	$2,276	$—
Accrued benefit liability	(7,450)	(1,368)

Net amount recognized	$(5,174)	$(1,368)

The accumulated benefit obligations for the two defined benefit pension plans was $24.0 million at September 30, 2006.

Included in the table below are the amounts relating to the Company’s UK pension plan which has an accumulated benefit obligations and projected benefit obligations in excess of plan assets (in thousands):

	Pension	Other
	Benefits	Benefits

Aggregate projected benefit obligations	$21,022	$1,374
Aggregate accumulated benefit obligations	20,848	—
Aggregate fair value of plan assets	13,458	—

The components of net periodic benefit cost of the benefit plans were as follows (in thousands):

	Pension	Other
	Benefits	Benefits

Service cost	$148	$50
Interest cost	589	35
Expected return on plan assets	(605)	—

Net periodic pension cost	$132	$85

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assumptions:

Weighted-average assumptions used in developing the benefit obligations and net periodic benefit cost for the plans were as follows:

	Pension	Other
	Benefits	Benefits

Discount rate	5.0%	5.5%
Average compensation increase	4.0%	NA	(1)
Expected rate of return on plan assets	6.7%	NA	(2)

(1)	Rate of compensation increase is not applicable to the Company’s other benefits as compensation levels do not impact earned benefits.

(2)	Expected return on plan assets is not applicable to the Company’s other benefit plan as the plan is unfunded.

Because the benefit provided to retirees under the other postretirement benefit plan consists of a fixed subsidy, no health care cost trend is assumed in the measurement of the post-retirement benefit obligations and net periodic benefit costs for fiscal 2006.

The Company considered several factors when developing the expected return on plan assets including the analysis of return relevant to the country where each plan is in effect as well as the historical rates of return from investment. In addition, the Company reviews local actuarial projections and market outlook from investment managers. The expected rate of return above is weighted to reflect each country’s relative portion of the plan assets.

Assets Allocation and Investment Strategy:

The percentages of the fair value of plan assets actually allocated and targeted for allocation, by asset category, at September 30, 2006, were as follows:

Asset Category	Actual	Target

Equity securities	63.1%	57.0%
Debt securities	36.9%	43.0%

Total	100.0%	100.0%

The Company’s investment goal for pension plan assets is designed to provides as much assurance as is possible, in the Company’s opinion, that the pension assets are available to pay benefits as they come due and minimize market risk. The expected long-term rate of return for the plan assets is 6.3% for the UK pension plan and 7.5% for the Canadian pension plan.

Employer Contributions:

The Company expects to contribute $1.7 million to its pension plans in fiscal 2007. Included in this contribution is a minimum funding requirement associated with its UK pension which requires annual minimum payment of £859,900 (approximately $1.6 million based on exchange rate at September 30, 2006) for each of the next 5 years until fiscal 2011. Its other post-retirement benefits plan is a non-funded plan, and cash contributions are made each year to cover claims costs incurred in that year. Total cash paid during fiscal 2006 for the post-retirement health care and life insurance benefit plan was not material, and the Company does not expect that the amount in fiscal 2007 will be material.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension	Other
Fiscal Year	Benefits	Benefits

2007	$1,192	49
2008	1,216	50
2009	1,239	50
2010	1,263	57
2011	1,288	65
2012-2016	6,592	428

Total	$12,790	$699

19.	Income Taxes

The components of the income tax provision (benefit) are as follows (in thousands):

			Nine Months
	Year Ended	Year Ended	Ended
	September 30,	September 30,	September 30,
	2006	2005	2004

Current
Federal	$334	$269	$—
Foreign	1,579	(33)	451
State	4,420	1,526	23

	6,333	1,762	474

Deferred
Federal	$7,638	$4,682	$705
Foreign	1,002	(342)	24
State	171	710	130

	8,811	5,050	859

Provision for income taxes	$15,144	$6,812	$1,333

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

			Nine Months
	Year Ended	Year Ended	Ended
	September 30,	September 30,	September 30,
	2006	2005	2004

Domestic income (loss)	$(16,318)	$5,586	$(10,413)
Foreign income (loss)	9,247	(4,191)	2,368

Income (losses) before income taxes	$(7,071)	$1,395	$(8,045)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	September 30,	September 30,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$247,337	$167,771
Federal and state credit carryforwards	24,685	15,865
Capitalized start-up and development costs	8,069	6,405
Accrued expenses and other reserves	34,505	44,679
Deferred revenue	53,454	4,343
Deferred compensation	4,418	1,131
Depreciation	1,547	3,068
Other	1,050	267

Total deferred tax assets	375,065	243,529
Valuation allowance for deferred tax assets	(329,722)	(214,834)

Net deferred tax assets	45,343	28,695
Deferred tax liabilities:
Acquired intangibles	(64,848)	(32,936)

Net deferred tax liabilities	$(19,505)	$(4,241)

Reported as:
Current deferred tax assets	$421	$—
Long-term deferred tax liabilities	(19,926)	(4,241)

Net deferred tax liabilities	$(19,505)	$(4,241)

At September 30, 2006 and 2005, the Company had federal net operating loss carryforwards of approximately $602.0 million and $379.0 million, respectively, of which approximately $24.6 million and $29.0 million, respectively, relate to tax deductions from share-based payments. At September 30, 2006 and 2005, the Company had state net operating loss carryforwards of approximately $84.7 million and $93.0 million, respectively. At September 30, 2006, the Company had federal and state research and development carryforwards of approximately $16.3 million and $9.6 million, respectively. At September 30, 2005, the Company had federal and state research and development credit carryforwards of approximately $9.6 million and $6.5 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2009 and extending through 2025, if not utilized.

Utilization of the net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state tax provisions. The annual limitation will result in the expiration of certain net operating losses and credits before utilization.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not likely to be realizable. Realization is based upon a number of factors, including our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company does not expect to reduce its valuation allowance significantly

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until sufficient positive evidence exists, including sustained profitability, that its deferred tax assets are more likely than not to be realized. The Company will maintain a full valuation allowance on its net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of September 30, 2006, the company’s valuation allowance for U.S. net deferred tax assets totaled $312.1 million, which consists of the beginning of the year allowance of $193.3 million and 2006 charges (benefits) of $10.1 million to income from operations and $0.7 million to other comprehensive income. A portion of the deferred tax liabilities are created by goodwill, and are not allowed as an offset to deferred tax assets for purposes of determining the amount of valuation allowance required. Following the adoption of SFAS 142, deferred tax liabilities resulting from the different treatment of goodwill for book and tax purposes cannot offset deferred tax assets in determining the valuation allowance. As a result, a deferred tax provision is required to increase the Company’s valuation allowance.

The valuation allowance reduces the carrying value of the deferred tax assets generated by foreign tax credits, reserves and accruals and net operating loss (NOL) carryforwards, which would require sufficient future ordinary income in order to realize the tax benefits. If the Company generates taxable income through profitable operations in future years it may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and share-based payments. The valuation allowance associated with tax assets arising in connection with share-based payments of $8.7 and $11.0 million as of September 30, 2006 and 2005, respectively, will be accounted for as additional paid in capital. The valuation allowance associated with tax assets arising from business combinations of $264.3 and $178.5 million as of September 30, 2006 and 2005, respectively, when released, will reduce goodwill, other intangible assets, and to the extent remaining, the provision for income taxes.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

			Nine Months
	Year Ended	Year Ended	Ended
	September 30,	September 30,	September 30,
	2006	2005	2004

Federal statutory tax rate	35.0%	35.0%	35.0%
Share-based payments	(32.1)	—	—
Foreign taxes	(8.2)	180.6	6.0
State tax, net of federal benefit	(40.9)	66.4	7.7
Nondeductible expenditures	(6.4)	—	—
Other	(4.1)	4.8	(2.7)
Change in valuation allowance	(159.5)	323.4	(70.1)
Federal research and development credits	—	—	7.5
Federal benefit — refundable taxes	—	(121.9)	—
Federal credits, net	2.0	—	—

	(214.2)%	488.3%	(16.6)%

The cumulative amount of undistributed earnings of the Company’s foreign subsidiaries amounted to, approximately $10.4 million at September 30, 2006. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings, as such earnings have been indefinitely reinvested in the business. An estimate of the tax consequences from the repatriation of these earnings is not practicable at this time resulting from the complexities of the utilization of foreign tax credits and other tax assets.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Segment and Geographic Information and Significant Customers

The Company has reviewed the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” with respect to the criteria necessary to evaluate the number of operating segments that exist. Based on its review, the Company has determined that it operates in one segment. Changes in the organization or the Company’s management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on the consolidated financial statements through accelerated amortization and/or impairment charges.

Revenue, classified by the major geographic areas in which the Company’s customers are located, were as follows (in thousands):

			Nine
	Year Ended	Year Ended	Months Ended
	September 30,	September 30,	September 30,
	2006	2005	2005

United States	$288,300	$160,927	$91,472
International	100,210	71,461	39,435

Total	$388,510	$232,388	$130,907

No country outside of the United States composed greater than 10% of total revenue.

The following table presents revenue information for principal product lines, which do not constitute separate segments (in thousands):

			Nine
	Year Ended	Year Ended	Months Ended
	September 30,	September 30,	September 30,
	2006	2005	2005

Speech	$316,106	$164,244	$86,594
Imaging	72,404	68,144	44,313

Total	$388,510	$232,388	$130,907

Two distribution and fulfillment partners, Ingram Micro and Digital River, each accounted for 6% of the Company’s consolidated revenue for fiscal 2006, 11% and 9% for fiscal 2005 and 14% and 8% for fiscal 2004, respectively. No customer accounted for greater than 10% of accounts receivable as of September 30, 2006 or 2005.

The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	September 30,	September 30,
	2006	2005

United States	$865,884	$515,477
International	105,869	66,833

Total	$971,753	$582,310

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Pro Forma Results (Unaudited)

The following table reflects unaudited pro forma results of operations of the Company assuming that the Telelogue, Rhetorical, ART, Phonetic, Former Nuance and Dictaphone acquisitions had occurred on October 1, 2004 (in thousands, except per share data):

	Fiscal	Fiscal
	2006	2005

Revenue	$470,340	$448,277
Net loss	$(63,317)	$(82,504)
Net loss per share	$(0.39)	$(0.55)

22.	Related Parties

At December 31, 2003, Xerox owned approximately 15% of the Company’s outstanding common stock and all of the Company’s outstanding Series B Preferred Stock. In addition, Xerox had the opportunity to acquire additional shares of common stock pursuant to a warrant (Note 15). On March 19, 2004, the Company announced that Warburg Pincus, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation for approximately $80 million. As a result of the Xerox and Warburg Pincus transaction, Xerox is no longer a related party as of June 30, 2004. During fiscal 2004, Xerox’s related party revenue accounted for approximately 1% of the Company’s total revenue under several non-exclusive agreements in which the Company grants Xerox the royalty-bearing right to copy and distribute certain versions of the Company’s software programs. The Company does not engage in transactions in the normal course of its business with Warburg Pincus.

At September 30, 2005, a member of the Company’s Board of Directors was a senior executive at Convergys Corporation. In October 2005, the member of the Company’s Board of Directors discontinued his affiliation with Convergys, and as a result, Convergys is no longer a related party. The Company and Convergys have entered into multiple non-exclusive agreements in which Convergys resells the Company’s software. Revenue from Convergys during fiscal 2006, 2005 and 2004 were not material.

A member of the Company’s Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to the Company. In fiscal 2006, 2005 and 2004, the Company paid $4.9 million, $2.1 million and $0.7 million, respectively, to Wilson Sonsini Goodrich & Rosati for professional services provided to the Company. As of September 30, 2006 and 2005 the Company had $0.6 million and $2.5 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

23.	Subsequent Events

On December 4, 2006, the Company entered into a settlement and license agreement with z4 Technologies regarding the actions filed against the Company on August 22, 2006. In connection with this settlement the Company agreed to license various technologies from z4 Technologies, Inc. $0.4 million is included in cost of revenue from amortization of intangible assets in the accompanying fiscal 2006 statement of operations.

On December 5, 2006, the Company entered into an agreement and plan of merger to acquire Mobile Voice Control, Inc. (“MVC”), a provider of speech-enabled mobile search and messaging services headquartered in Mason, Ohio. The transaction is expected to close prior to December 31, 2006 and is subject to customary closing conditions. Under the terms of the plan of merger, the purchase price payable to MVC’s stockholders consists of cash and 824,276 shares of the Company’s common stock. Up to an additional 1,700,840 shares of common stock may also be issued, if at all, upon the achievement of certain revenue milestones for the calendar years 2007 and 2008; no portion of these contingent shares is guaranteed.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Quarterly Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2006
Total revenue	$75,552	$71,728	$113,096	$128,134	$388,510
Gross margin	$55,415	$51,506	$76,028	$84,518	$267,467
Net loss	$(4,892)	$(1,380)	$(9,400)	$(7,215)	$(22,887)
Net loss per share
Basic	$(0.03)	$(0.01)	$(0.06)	$(0.04)	$(0.14)
Diluted	$(0.03)	$(0.01)	$(0.06)	$(0.04)	$(0.14)
Weighted average common shares outstanding:
Basic	156,389	163,407	167,482	168,244	163,873
Diluted	156,389	163,407	167,482	168,244	163,873

The fourth quarter of fiscal 2006 included an impairment charge of $2.6 million that was recorded in order to value the purchased computer software at its net realizable value.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2005
Total revenue	$60,578	$53,113	$56,814	$61,883	$232,388
Gross margin	$42,606	$36,264	$40,018	$44,297	$163,185
Net income (loss)	$3,141	$(1,002)	$160	$(7,716)	$(5,417)
Net income (loss) per share
Basic	$0.03	$(0.01)	$0.00	$(0.06)	$(0.05)
Diluted	$0.03	$(0.01)	$0.00	$(0.06)	$(0.05)
Weighted average common shares outstanding:
Basic	104,973	105,563	108,713	118,816	109,540
Diluted	112,430	105,563	116,413	118,816	109,540

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

Remediation of Prior Year Material Weakness

During fiscal 2006, we took steps toward remediation of the identified material weakness related to tax accounting area due to lack of tax accounting resources and control deficiency related to the review of tax accounting which is discussed in detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. These steps included engaging external tax advisors to assist in the review of our income tax calculations, and accelerating the timing of certain tax review activities during the financial statement close process. Additionally, management performed an assessment of our tax organization and recruited a Vice President of Taxation and Treasury to improve our internal control and communication processes and the overall level of expertise within the group. We believe these actions have strengthened our internal control over financial reporting and addressed the material weakness identified above.

The planned remediation steps set forth above were designed and initiated following the identification of the material weakness and deployed as soon as practicable throughout fiscal year 2006, during which, management continued to evaluate the operating effectiveness of our internal controls. All the steps identified in the above remediation plan have been implemented as of September 30, 2006.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006, utilizing the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have excluded from our evaluation, the internal control over financial reporting of Dictaphone Corporation, which was acquired on March 31, 2006 and is included in the fiscal year 2006 consolidated financial statements of Nuance Communications, Inc. since the date of acquisition, and constituted 42.8% of consolidated assets as of September 30, 2006, and 20.1% of consolidated revenue for the year then ended.

Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2006, our internal control over financial reporting was effective.

The attestation report concerning management’s assessment of the effectiveness of our internal control over financial reporting, and the effectiveness of our internal control over financial reporting as of September 30, 2006 issued by BDO Seidman, LLP, an independent registered public accounting firm, appears on page 51 of our Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

During fiscal 2006 management performed an assessment of our tax organization and, in the fourth quarter of fiscal 2006, recruited a Vice President of Taxation and Treasury to improve our internal control and communication processes and the overall level of expertise within the group. Except for the preceding change, there have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting other than the remediation steps described above.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), within 120 days of the end of the end of the fiscal year covered by this report, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

(a) The following documents are filed as a part of this Report:

(1) Financial Statements — See Index to Financial Statements in Item 8 of this Report.

(2) Financial Statement Schedules — All schedules have been omitted as the requested information is inapplicable or the information is presented in the financial statements or related notes included as part of this Report.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Date: December 14, 2006	/s/ Paul A. Ricci Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: December 14, 2006	/s/ James R. Arnold, Jr. James R. Arnold, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 14, 2006	/s/ Steven E. Hebert Steven E. Hebert, Chief Accounting Officer (Principal Accounting Officer)

Date: December 14, 2006	Charles Berger, Director

Date: December 14, 2006	/s/ Robert Finch Robert Finch, Director

Date: December 14, 2006	/s/ Robert J. Frankenberg Robert J. Frankenberg, Director

Date: December 14, 2006	/s/ John C. Freker John C. Freker, Jr., Director

Date: December 14, 2006	/s/ Jeffrey A. Harris Jeffrey A. Harris, Director

Date: December 14, 2006	/s/ William H. Janeway William H. Janeway, Director

Date: December 14, 2006	/s/ Katharine A. Martin Katharine A. Martin, Director

Date: December 14, 2006	/s/ Mark Myers Mark Myers, Director

Date: December 14, 2006	/s/ Philip Quigley Philip Quigley, Director

Date: December 14, 2006	/s/ Robert G. Teresi Robert G. Teresi, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Purchase Agreement, dated October 7, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.4	12/6/2002
2.2	Amendment No. 1 to Purchase Agreement, dated as of December 20, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.5	2/7/2003
2.3	Amendment No. 2 to Purchase Agreement, dated as of January 29, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.6	2/7/2003
2.4	Agreement and Plan of Reorganization, dated April 23, 2003, by and among the Registrant, Spiderman Acquisition Corporation and SpeechWorks International, Inc.	S-4	33-106184	Annex A	6/17/2003
2.5	Agreement and Plan of Merger, dated as of May 4, 2004, as amended on May 28, 2004, by and among the Registrant, Tennis Acquisition Corporation, Telelogue, Inc., Pequot Venture Partners II, L.P., PVP II Telelogue Prom Note 2 Grantor Trust, Palisade Private Partnership II, L.P., and NJTC Venture Fund SBIC LP, Martin Hale as stockholder representative and U.S. Bank National Association as escrow agent.	8-K	0-27038	2.1	6/30/2004
2.6	Agreement and Plan of Merger, dated as of November 14, 2004, by and among ScanSoft, Write Acquisition Corporation, ART Advanced Recognition Technologies, Inc., and with respect Article I, Article VII and Article IX only, Bessemer Venture Partners VI, LP, as stockholder representative.	8-K	0-27038	2.1	11/18/2004
2.7	Agreement and Plan of Merger, dated as of November 15, 2004, by and among Phonetic Systems, LTD., Phonetics Acquisition LTD., ScanSoft, and Magnum Communications Fund L.P., as stockholder representative.	8-K	0-27038	2.2	11/18/2004
2.8	Amended and Restated Agreement and Plan of Merger, made and entered into as of February 1, 2005, and effective as of November 15, 2004, by and among ScanSoft, Phonetics Acquisition Ltd., Phonetic Systems Ltd. and Magnum Communications Fund L.P., as Shareholder Representative.	8-K	0-27038	2.1	2/7/2005

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.9	Agreement and Plan of Merger by and among ScanSoft, Nova Acquisition Corporation, Nova Acquisition LLC, and Nuance Communications, Inc., dated May 9, 2005.	8-K	0-27038	1.1	5/10/2005
2.10	Agreement and Plan of Merger by and among Nuance Communications, Inc., Phoenix Merger Sub, Inc. and Dictaphone Corporation dated as of February 7, 2006.	8-K	0-27038	2.1	2/9/2006
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Amended and Restated Preferred Shares Rights Agreement, dated as of October 23, 1996, as amended and restated as of March 15, 2004, between the Registrant and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.	8-A/A	0-27038	4	3/19/2004
4.3	Amendment, dated May 5, 2005, to Amended and Restated Preferred Shares Rights Agreement between ScanSoft and U.S. Stock Transfer Corporation.	8-K	0-27038	4.8	5/10/2005
4.4	Common Stock Purchase Warrant.	S-4	333-70603	Annex A	1/14/1999
4.5	Securities Purchase Agreement, dated March 19, 2004, by and among Xerox Imaging Systems, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., Warburg Pincus Germany Private Equity VIII K.G., and the Registrant.	10-Q	0-27038	4.1	5/10/2004
4.6	Stockholders Agreement, dated March 19, 2004, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	5/10/2004

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.7	Common Stock Purchase Warrants, dated March 15, 2004, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.3	5/10/2004
4.8	Stock Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex F	8/1/2005
4.9	Amended and Restated Stockholders Agreement, dated May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex G	8/1/2005
4.10	Common Stock Purchase Warrants, dated May 9, 2005, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4	333-125496	4.11	6/3/2005
4.11	Securities Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I. and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	8/9/2005
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci.*	S-8	333-49656	4.3	11/9/2000
10.3	Gold Disk Bundling Agreement, dated as of September 30, 1999, as amended by Amendment Number 1, dated as of January 1, 2000, between the Registrant and Xerox Corporation.	10-K/A	0-27038	10.15	8/8/2001
10.4	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan.*	S-8	333-33464	10.4	3/29/2000
10.5	1993 Incentive Stock Option Plan, as amended.*	S-1	33-100647	10.17	10/21/2002
10.6	1995 Employee Stock Purchase Plan, as amended and restated on April 27, 2000.*	14A	0-27038	Annex D	4/13/2004

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.7	Amended and Restated 1995 Directors’ Stock Option Plan, as amended.*	14A	0-27038	10.2	3/17/2005
10.8	1997 Employee Stock Option Plan, as amended.*	S-1	33-100647	10.19	10/21/2002
10.9	1998 Stock Option Plan.*	S-8	333-74343	99.1	3/12/1999
10.10	Amended and Restated 2000 Stock Option Plan.*	14A	0-27038	10.1	3/17/2005
10.11	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.12	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.13	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.14	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.15	Nuance Communications 1998 Stock Plan.*	S-8	333-128396	4.3	9/16/2005
10.16	Nuance Communications 1994 Flexible Stock Incentive Plan.*	S-8	333-128396	4.4	9/16/2005
10.17	Form of Restricted Stock Purchase Agreement.*					X
10.18	Form of Restricted Stock Unit Purchase Agreement.*					X
10.19	Form of Stock Option Agreement.*					X
10.20	2005 Severance Benefit Plan for Executive Officers.*	10-Q	0-27038	10.1	5/10/2005
10.21	Officer Short-term Disability Plan.*	10-Q	0-27038	10.2	5/10/2005
10.22	Technology Transfer and License Agreement, dated as of January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.30	2/7/2003
10.24	Letter, dated February 17, 2003, from the Registrant to Jeanne McCann regarding certain employment matters.*	10-Q	0-27038	10.1	5/15/2003
10.25	Employment Agreement, effective August 11, 2006, by and between the Registrant and Paul A. Ricci.*	8-K	0-27038	10.1	11/8/2006
10.26	Employment Agreement, dated March 9, 2004, by and between the Registrant and John Shagoury.*	10-Q	0-27038	10.1	8/9/2004
10.27	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters.*	10-Q	0-27038	10.2	8/9/2004
10.28	Letter, dated September 27, 2004, from the Registrant to James R. Arnold, Jr. regarding certain employment matters.*	10-KT	0-27038	10.39	1/6/2005
10.29	Letter dated September 25, 2006, from the Registrant to Don Hunt regarding certain employment matters.					X
14.1	Registrant’s Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO Seidman, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

*	Denotes management compensatory plan or arrangement