Form 10-K/A
period 2006-09-30
Nuance Communications, Inc.
filed 2006-12-15
CIK 1002517

THIS DOCUMENT IS A COPY OF THE FORM 10-K/A FILED ON DECEMBER 15, 2006
PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

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

NUANCE COMMUNICATIONS, INC.

Explanatory Note

The Amendment No. 1 is being filed solely to file a conforming electronic copy of our Annual Report on Form 10-K/A that was filed with the Securities and Exchange Commission on December 15, 2006 pursuant to a rule 201 temporary hardship exemption.

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

Today, more than 3,000 hospitals, clinics, and group practices, and over 400,000 physicians, use our Dictaphone healthcare solutions to manage the dictation and transcription of patient records. Our voice platform helps reduce the high cost of medical reporting, manage both a traditional transcription workflow and the use of in-house speech recognition and reduce the reliance on manual transcription. Our enterprise-level speech recognition includes phone-based dictation, transcriptionist editing tools and physician self-completion control.

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

(3) Exhibits — See Item 15(b) of this Report below.

(b) Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC.

By:	/s/ PAUL A. RICCI
Paul A. Ricci
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Date: December 15, 2006	/s/ Paul A. Ricci Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: December 15, 2006	/s/ James R. Arnold, Jr. James R. Arnold, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 15, 2006	* Steven E. Hebert, Chief Accounting Officer (Principal Accounting Officer)

Date: December 14, 2006	Charles Berger, Director

Date: December 15, 2006	* Robert Finch, Director

Date: December 15, 2006	* Robert J. Frankenberg, Director

Date: December 15, 2006	* John C. Freker, Jr., Director

Date: December 15, 2006	* Jeffrey A. Harris, Director

Date: December 15, 2006	* William H. Janeway, Director

Date: December 15, 2006	* Katharine A. Martin, Director

Date: December 15, 2006	* Mark Myers, Director

Date: December 15, 2006	* Philip Quigley, Director

Date: December 15, 2006	* Robert G. Teresi, Director

By: /s/ James R. Arnold, Jr. Attorney-in-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Purchase Agreement, dated October 7, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.4	12/6/2002
2.2	Amendment No. 1 to Purchase Agreement, dated as of December 20, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.5	2/7/2003
2.3	Amendment No. 2 to Purchase Agreement, dated as of January 29, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.6	2/7/2003
2.4	Agreement and Plan of Reorganization, dated April 23, 2003, by and among the Registrant, Spiderman Acquisition Corporation and SpeechWorks International, Inc.	S-4	33-106184	Annex A	6/17/2003
2.5	Agreement and Plan of Merger, dated as of May 4, 2004, as amended on May 28, 2004, by and among the Registrant, Tennis Acquisition Corporation, Telelogue, Inc., Pequot Venture Partners II, L.P., PVP II Telelogue Prom Note 2 Grantor Trust, Palisade Private Partnership II, L.P., and NJTC Venture Fund SBIC LP, Martin Hale as stockholder representative and U.S. Bank National Association as escrow agent.	8-K	0-27038	2.1	6/30/2004
2.6	Agreement and Plan of Merger, dated as of November 14, 2004, by and among ScanSoft, Write Acquisition Corporation, ART Advanced Recognition Technologies, Inc., and with respect Article I, Article VII and Article IX only, Bessemer Venture Partners VI, LP, as stockholder representative.	8-K	0-27038	2.1	11/18/2004
2.7	Agreement and Plan of Merger, dated as of November 15, 2004, by and among Phonetic Systems, LTD., Phonetics Acquisition LTD., ScanSoft, and Magnum Communications Fund L.P., as stockholder representative.	8-K	0-27038	2.2	11/18/2004
2.8	Amended and Restated Agreement and Plan of Merger, made and entered into as of February 1, 2005, and effective as of November 15, 2004, by and among ScanSoft, Phonetics Acquisition Ltd., Phonetic Systems Ltd. and Magnum Communications Fund L.P., as Shareholder Representative.	8-K	0-27038	2.1	2/7/2005

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.9	Agreement and Plan of Merger by and among ScanSoft, Nova Acquisition Corporation, Nova Acquisition LLC, and Nuance Communications, Inc., dated May 9, 2005.	8-K	0-27038	1.1	5/10/2005
2.10	Agreement and Plan of Merger by and among Nuance Communications, Inc., Phoenix Merger Sub, Inc. and Dictaphone Corporation dated as of February 7, 2006.	8-K	0-27038	2.1	2/9/2006
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Amended and Restated Preferred Shares Rights Agreement, dated as of October 23, 1996, as amended and restated as of March 15, 2004, between the Registrant and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.	8-A/A	0-27038	4	3/19/2004
4.3	Amendment, dated May 5, 2005, to Amended and Restated Preferred Shares Rights Agreement between ScanSoft and U.S. Stock Transfer Corporation.	8-K	0-27038	4.8	5/10/2005
4.4	Common Stock Purchase Warrant.	S-4	333-70603	Annex A	1/14/1999
4.5	Securities Purchase Agreement, dated March 19, 2004, by and among Xerox Imaging Systems, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., Warburg Pincus Germany Private Equity VIII K.G., and the Registrant.	10-Q	0-27038	4.1	5/10/2004
4.6	Stockholders Agreement, dated March 19, 2004, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	5/10/2004

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.7	Common Stock Purchase Warrants, dated March 15, 2004, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.3	5/10/2004
4.8	Stock Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex F	8/1/2005
4.9	Amended and Restated Stockholders Agreement, dated May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex G	8/1/2005
4.10	Common Stock Purchase Warrants, dated May 9, 2005, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4	333-125496	4.11	6/3/2005
4.11	Securities Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I. and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	8/9/2005
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci.*	S-8	333-49656	4.3	11/9/2000
10.3	Gold Disk Bundling Agreement, dated as of September 30, 1999, as amended by Amendment Number 1, dated as of January 1, 2000, between the Registrant and Xerox Corporation.	10-K/A	0-27038	10.15	8/8/2001
10.4	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan.*	S-8	333-33464	10.4	3/29/2000
10.5	1993 Incentive Stock Option Plan, as amended.*	S-1	33-100647	10.17	10/21/2002
10.6	1995 Employee Stock Purchase Plan, as amended and restated on April 27, 2000.*	14A	0-27038	Annex D	4/13/2004

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.7	Amended and Restated 1995 Directors’ Stock Option Plan, as amended.*	14A	0-27038	10.2	3/17/2005
10.8	1997 Employee Stock Option Plan, as amended.*	S-1	33-100647	10.19	10/21/2002
10.9	1998 Stock Option Plan.*	S-8	333-74343	99.1	3/12/1999
10.10	Amended and Restated 2000 Stock Option Plan.*	14A	0-27038	10.1	3/17/2005
10.11	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.12	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.13	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.14	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.15	Nuance Communications 1998 Stock Plan.*	S-8	333-128396	4.3	9/16/2005
10.16	Nuance Communications 1994 Flexible Stock Incentive Plan.*	S-8	333-128396	4.4	9/16/2005
10.17	Form of Restricted Stock Purchase Agreement.*					X
10.18	Form of Restricted Stock Unit Purchase Agreement.*					X
10.19	Form of Stock Option Agreement.*					X
10.20	2005 Severance Benefit Plan for Executive Officers.*	10-Q	0-27038	10.1	5/10/2005
10.21	Officer Short-term Disability Plan.*	10-Q	0-27038	10.2	5/10/2005
10.22	Technology Transfer and License Agreement, dated as of January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.30	2/7/2003
10.24	Letter, dated February 17, 2003, from the Registrant to Jeanne McCann regarding certain employment matters.*	10-Q	0-27038	10.1	5/15/2003
10.25	Employment Agreement, effective August 11, 2006, by and between the Registrant and Paul A. Ricci.*	8-K	0-27038	10.1	11/8/2006
10.26	Employment Agreement, dated March 9, 2004, by and between the Registrant and John Shagoury.*	10-Q	0-27038	10.1	8/9/2004
10.27	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters.*	10-Q	0-27038	10.2	8/9/2004
10.28	Letter, dated September 27, 2004, from the Registrant to James R. Arnold, Jr. regarding certain employment matters.*	10-KT	0-27038	10.39	1/6/2005
10.29	Letter dated September 25, 2006, from the Registrant to Don Hunt regarding certain employment matters.					X
14.1	Registrant’s Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO Seidman, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

*	Denotes management compensatory plan or arrangement