Form 10-K/A
period 2006-09-30
Nuance Communications, Inc.
filed 2007-01-29
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2 to Form 10-K)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-27038
NUANCE COMMUNICATIONS, INC.
(Exact name of Registrant as Specified in its Charter)

DELAWARE	94-3156479
(State of Incorporation)	(I.R.S. Employer Identification No.)

1 Wayside Road
Burlington, Massachusetts 01803	(781) 565-5000
(Address of Principal Executive Offices,	(Registrant’s Telephone Number,
Including Zip Code)	Including Area Code)
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

EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for Nuance Communications, Inc. (“Nuance”, the “Company”, “we” or “our”). This Annual Report on Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Company will not file its definitive proxy statement within 120 days of its fiscal year ended September 30, 2006 and is therefore amending and restating the following items contained herein in their entirety.

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors and Executive Officers
The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
Paul A. Ricci	50	Chairman and Chief Executive Officer
James R. Arnold	50	Senior Vice President and Chief Financial Officer
Steven G. Chambers	44	President, SpeechWorks Solutions Business Unit
Peter Hauser	53	Senior Vice President and General Manager, International Operations
Donald D. Hunt	51	Senior Vice President, Worldwide Sales
Jeanne F. McCann	54	Senior Vice President, Research and Development
John D. Shagoury	48	President, Productivity Business Applications Business Unit
Charles W. Berger	53	Director
Robert M. Finch (2)	49	Director
Robert J. Frankenberg (1), (2), (3), (4)	59	Director
John C. Freker, Jr. (1)	48	Director
Jeffrey A. Harris	51	Director
William H. Janeway	63	Director
Katharine A. Martin (4)	44	Director
Mark B. Myers (2), (3)	68	Director
Philip J. Quigley	64	Director
Robert G. Teresi (4)	65	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating Committee.

(4)	Member of the Governance Committee.
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
     James R. Arnold, Jr. has served as our Senior Vice President and Chief Financial Officer since September 2004. From April 2003 through June 2004, Mr. Arnold served as Corporate Vice President and Corporate Controller for Cadence Design Systems, Inc. From October 1997 through April 2003, Mr. Arnold held a number of key financial positions, including Chief Financial Officer in 2000 and 2001, with Informix Corp. which changed its name to Ascential Software Corp. and was subsequently acquired by International Business Machines Corp.
     Steven G. Chambers has served as our President, SpeechWorks Solutions Business Unit since March 19, 2004. Mr. Chambers joined Nuance in August 2003 as General Manager, Networks Business Unit in connection with our acquisition of SpeechWorks International, Inc. and was elected an executive officer on March 1, 2004. From September 1999 to August 2003, Mr. Chambers served as the Chief Marketing Officer of SpeechWorks International, Inc.

     Peter Hauser has served as our Senior Vice President and General Manager, International Operations since December 2000 and as an executive officer from March 1, 2005 to November 2006. From 1995 through 2000 Mr. Hauser served as Senior Vice President of International Operations for General Datacom Inc. From 1990 through 1994, Mr. Hauser served as General Manager , Networks Division of Ascom AG.
     Donald W. Hunt has served as our Senior Vice President, Worldwide Sales since September 2006. Mr. Hunt was elected an executive officer effective November 2, 2006. From June 2004 through June 2006, Mr. Hunt served as Senior Vice President of Worldwide Sales of Macromedia, Inc., which was acquired by Adobe Systems Incorporated Prior to joining Macromedia, from December 2001 to May 2003, Mr. Hunt served as Senior Vice President of Worldwide Field Operations for MatrixOne, Inc. From January 1999 to April 2001, Mr. Hunt served as Senior Vice President of Worldwide Field Operations at Genesys Telecommunications Laboratories, a customer contact solutions provider.
     Jeanne F. McCann has served as our Senior Vice President of Research and Development since September 2003. From December 2001 to September 2003, Ms. McCann served as Senior Vice President Speech Research and Development. From June 2000 to December 2001, Ms. McCann served as Senior Vice President, Development — SLS Division of Lernout & Hauspie. From July 1998 to June 2000, Ms. McCann served as Vice President, Development for Dragon Systems, Inc.
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
     Charles W. Berger has served as a director since the consummation of the acquisition of the former Nuance Communications, Inc. in September 2005 and was originally appointed to the Board in accordance with the terms of the Merger Agreement pursuant to which the Company acquired the former Nuance Communications, Inc. Since April 2006, Mr. Berger has served as Chairman and Chief Executive Officer of DVDPlay, Inc., a manufacturer of remotely managed DVD rental kiosks. From September 2005 to December 2005, Mr. Berger served in a transition role with the Company assisting with the integration of the former Nuance Communications, Inc. From March 2003 to September 2005, Mr. Berger served as President and Chief Executive Officer of the former Nuance Communications, Inc., a leader in the voice automation market. From December 2001 through December 2002, Mr. Berger was President and Chief Executive Officer of Vicinity, Inc., a leading provider of locations-based technology and solutions. From July 1997 through June 2001 he held the position of Chief Executive Officer at AdForce. Mr. Berger serves on the board of directors of SonicWALL, Inc. and Tier Technologies, Inc.
     Robert M. Finch has served as a director since the consummation of the acquisition of SpeechWorks International, Inc. in August 2003. Since August 2005, Mr. Finch has served as Vice President, Spectrum Development for Sprint Nextel Corporation. From July 2004 to August 2005, Mr. Finch served as Vice President, Spectrum Development for Nextel Communications, Inc. From April 2002 to July 2004, Mr. Finch served as President of Cirpass, LLC, a telecommunications industry consulting firm. From March 2001 to April 2002, Mr. Finch served as Senior Vice President, Corporate Development for CIENA Corporation, a telecommunications equipment manufacturer. From February 2000 to February 2001, Mr. Finch served as Vice President, Operations for BroadBand Office, Inc., a provider of technology and communications solutions. Mr. Finch served as a Director of SpeechWorks International, Inc. from April 2000 until August 2003. Mr. Finch serves on our Audit Committee.
     Robert J. Frankenberg, has served as a director since March 13, 2000. Mr. Frankenberg is owner of NetVentures, a management consulting firm. From December 1999 to July 2006, Mr. Frankenberg served as Chairman of Kinzan, Inc., an Internet Services software platform provider. From May 1997 to July 2000, Mr. Frankenberg served as Chairman, President and Chief Executive Officer of Encanto Networks, Inc., a developer of hardware and software designed to enable the creation of businesses on the Internet. From April 1994 to August 1996, Mr. Frankenberg was Chairman, President and Chief Executive Officer of Novell, Inc., a producer of network software. Mr. Frankenberg is a director of National Semiconductor and Secure Computing Corporation. Mr. Frankenberg also serves on several boards of privately held companies. Mr. Frankenberg serves as Chairman of our Audit and Compensation Committees and also serves on our Governance and Nominating Committees.
     John C. Freker, Jr. has served as a director since the consummation of the acquisition of SpeechWorks International, Inc. in August 2003. Since October 2006, Mr. Freker has served as President and Chief Operating Officer of Zenta, LLC, a leading provider of business process outsourcing and knowledge process outsourcing serving the real estate, financial services, banking and insurance industries. From October 2005 to June, 2006, Mr. Freker served as Chief Executive Officer of Oblicore, Inc., a provider of service level and business service management software. From December 2002 to October 2005, Mr. Freker served as President of the

Customer Management Group of Convergys Corporation, a provider of integrated customer care and billing services. From September 1999 to December 2002, Mr. Freker served as Executive Vice President of Convergys Corporation. From September 1997 to September 1999, Mr. Freker was President of the Custom Solutions Group of Convergys Corporation. Prior to September 1997, Mr. Freker was President of the Custom Services Division of Matrixx Marketing, a predecessor of Convergys and a subsidiary of Cincinnati Bell. Mr. Freker serves on our Compensation Committee.
     Jeffrey A. Harris is being nominated for election to our Board by Warburg Pincus pursuant to the terms of a Stockholders Agreement described herein under “Related Party Transactions.” Mr. Harris has served on our Board since September, 2005 and was appointed to the Board pursuant to the terms of a Stockholders Agreement between the Company and Warburg Pincus & Co. Since 1988, Mr. Harris has been a Member and Managing Director of Warburg Pincus LLC and a partner of Warburg Pincus & Co. Mr. Harris joined Warburg Pincus & Co. in April 1983. Mr. Harris serves as a director of Bill Barrett Corporation, Knoll, Inc. and Spinnaker Exploration Co. and several privately held companies. Mr. Harris received a B.S. in Economics from the Wharton School, University of Pennsylvania and an M.B.A. from Harvard Business School.
     William H. Janeway is being nominated for election to our Board by Warburg Pincus pursuant to the terms of a Stockholders Agreement described herein under “Related Party Transactions.” Mr. Janeway has served as a director since April 2004 and was appointed to the Board pursuant to the terms of a Stockholders Agreement between the Company and Warburg Pincus & Co. Mr. Janeway is a Senior Advisor of Warburg Pincus LLC and has been employed by Warburg Pincus LLC since July 1988. Prior to joining Warburg Pincus LLC, Mr. Janeway served as Executive Vice President and a director at Eberstadt Fleming Inc. from 1979 to July 1988. Mr. Janeway is a director of BEA Systems, Inc., NYFIX, Inc. and several privately held companies. Mr. Janeway holds a B.A. from Princeton University and a Ph.D. from Cambridge University, where he studied as a Marshall Scholar.
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
     Mark B. Myers has served as a director since March 2, 1999. Dr. Myers served as Senior Vice President, Xerox Research and Technology, responsible for worldwide research and technology from February 1992 until April 2000. Dr. Myers is presently a visiting faculty member at the Wharton School, University of Pennsylvania. Dr. Myers serves as Chairman of our Nominating Committee and also serves on our Audit Committee.
     Philip J. Quigley has served as a director since the consummation of the acquisition of the former Nuance Communications, Inc. in September 2005, and was originally appointed to the Board in accordance with the terms of the Merger Agreement pursuant to which the Company acquired the former Nuance Communications, Inc. Mr. Quigley served as Chairman, President, and Chief Executive Officer of Pacific Telesis Group, a telecommunications holding company in San Francisco, California, from April 1994 until his retirement in December 1997. He also serves as a director of Wells Fargo & Company and as an advisor to several private organizations.
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

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules of the Securities and Exchange Commission (the “Commission”) thereunder require the Company’s executive officers, directors and certain stockholders to file reports of ownership and changes in ownership of the Company’s Common Stock with the Commission. Based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the fiscal year ended September 30, 2006, the Company believes that all directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock complied with all filing requirements applicable to them during the fiscal year ended September 30, 2006, except for inadvertent late filings by Messrs. Ricci, Arnold and Hebert and Ms. McCann. Messrs. Ricci and Arnold and Ms. McCann were late to report shares of restricted stock granted to them on December 15, 2005. Mr. Hebert was late to report shares of restricted stock granted to him on May 1, 2006.
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

Item 11. Executive Compensation
Summary Compensation
     The following table shows compensation information for (i) the Company’s Chief Executive Officer and (ii) the Company’s four other most highly compensated executive officers in the fiscal year ended September 30, 2006 (the “Named Executive Officers”). In October 2004, the Company changed its fiscal year end from December 31 to September 30, effective beginning September 30, 2004. As a result, the compensation information contained in this Proxy Statement for fiscal 2004 is based on the nine months ended September 30, 2004, while the information for fiscal 2006, fiscal 2005 and fiscal 2003 is based on the twelve months ended September 30, 2006, September 30, 2005 and December 31, 2003, respectively.

							Long-Term
	Annual Compensation						Compensation Awards
							Restricted		Securities	All Other
					Other Annual		Stock		Underlying	Annual
Name and Principal Position	Year	Salary	Bonus		Compensation		Award(s)($)(1)		Options(#)	Compensation(2)
Paul A. Ricci	2006	$524,750	$95,625	(3)	$78,858	(4)	$5,968,463	(5)	1,000,000	$6,327
Chief Executive Officer	2005	$464,688	$131,913		$62,170	(6)	$95,625	(7)	750,000	$3,025
	2004	$300,000	—		$80,250	(8)	—		—	—
	2003	$300,000	—		$107,000	(8)	$1,205,700	(9)	—	—

James R. Arnold, Jr.	2006	$285,000	$25,650		$11,626	(11)	$177,949	(12)	—	$2,816
Sr. Vice President Chief	2005	$285,000	$37,620		$12,200	(13)	$25,650	(14)	100,000	$3,369
Financial Officer (10)	2004	$2,192	—		—		$509,875	(15)	450,000	—

Steven G. Chambers	2006	$265,625	$83,410	(17)	$14,067	(18)	$771,927	(19)	100,000	$4,343
President-SpeechWorks	2005	$250,000	$75,900	(20)	$4,650	(21)	$49,988	(22)	150,000	$4,089
Solutions Business Unit (16)	2004	$170,833	$42,065	(23)	—		$526,350	(24)	200,000	$2,510

Peter Hauser	2006	$215,011	$204,976	(26)	$20,373	(27)	$697,425	(28)	100,000	$24,522	(29)
Sr. Vice President and General Manager, International Operations (25)	2005	$246,525	$275,700	(26)	$2,894	(27)	—		100,000	—

John D. Shagoury	2006	$265,625	$113,470	(31)	$16,354	(32)	$821,920	(33)	100,000	—
President — PABU(30)	2005	$250,000	$62,675	(34)	$11,428	(35)	—		100,000	—
	2004	$136,378	$11,312	(36)	—		$499,898	(37)	400,000	—

(1)	This column shows the market value of restricted stock awards on the date of grant. The aggregate holdings and market value of restricted stock held on September 30, 2006 by the individuals listed in this table are:

Executive Officer	Shares of Restricted Stock	Value of Restricted Stock
Paul A. Ricci	735,445	$6,007,850
James R. Arnold, Jr.	89,343	729,843
Steven G. Chambers	146,302	1,195,167
Peter Hauser	100,061	817,398
John D. Shagoury	141,677	1,157,359

(2)	Unless otherwise noted, represents Company matching contributions made under its 401(k) plan.

(3)	In view of the reduced bonuses payable to employees for the first half of Fiscal 2006, Mr. Ricci requested that this bonus be eliminated. The Compensation Committee accepted this proposal and Mr. Ricci returned the bonus to the Company.

(4)	Represents taxable benefits relating to an auto lease in the amount of $7,861, reimbursement for attorney’s fees relating to Mr. Ricci’s employment contract entered into on August 11, 2006 of $12,636, reimbursement for financial and tax planning services of $28,554 (of which $9,500 was for tax planning for the 2005 calendar year that was reimbursed in fiscal 2006), personal assistant in the amount of $25,911.04 and reimbursement for income taxes payable on perquisites in the amount $3,896.

(5)	Mr. Ricci received 735,445 shares of restricted stock which shall vest on August 11, 2009, provided that the vesting of 50% of such shares shall accelerate upon the achievement of certain performance objectives established by the Board of Directors for the Company’s 2007 fiscal year and the vesting of the remaining 50% of such shares shall accelerate upon the achievement of certain performance objectives established by the Board of Directors for the Company’s 2008 fiscal year. Mr. Ricci received a restricted stock unit award for 33,633 shares pursuant to the 2006 Company Bonus Incentive Program. This award vested on March 15, 2006.

(6)	Represents allowance paid for living expenses in the amount of $40,125, taxable benefit relating to an auto lease in the amount of $5,644, personal assistance in the amount of $13,181 and reimbursement for income taxes payable on perquisites in the amount $3,220.00.

(7)	Mr. Ricci received a restricted stock award for 14,555 shares pursuant to the 2005 Company Bonus Incentive Program on December 15, 2005. This award vested on April 15, 2006.

(8)	Represents allowance paid for living expenses.

(9)	On August 11, 2003, Mr. Ricci received a restricted stock award for 300,000 shares. This restricted stock award vests in equal installments over three years, 1/3 on each anniversary date of grant. Mr. Ricci also received an additional restricted stock award for 5,291 shares pursuant to the 2003 Company Bonus Incentive Program on February 24, 2004. These restricted stock awards are currently vested.

(10)	Mr. Arnold joined the Company on September 29, 2004 as the Company’s Senior Vice President and Chief Financial Officer.

(11)	Represents taxable benefits relating to an auto lease of $5,183, reimbursement for financial and tax planning services of $4,000, reimbursement for income taxes payable on perquisites in the amount $1,813.

(12)	On May 2, 2006, Mr. Arnold received a restricted stock unit award for 6,005 shares. This restricted stock award vests on May 2, 2007 if Mr. Arnold achieves certain performance goals. If performance goals are not achieved, this award will not vest. On December 15, 2006, Mr. Arnold received an additional restricted stock unit award for 8,616 shares pursuant to the 2006 Company Bonus Incentive Program. This award vested on March 15, 2006.

(13)	Represents reimbursement for taxable relocation expenses in the amount of $9,200 and taxable benefits relating to an auto lease in the amount of $3,000.

(14)	Mr. Arnold received a restricted stock award for 3,904 shares pursuant to the 2005 Company Bonus Incentive Program on December 15, 2005. This award vested on April 15, 2006.

(15)	On September 30, 2004, Mr. Arnold received a restricted stock award for 125,000 shares. This restricted stock award has a 3-year cliff vesting, which vests 100% on September 30, 2007. The vesting of the restricted stock award may accelerate 1/3 each year upon the achievement of certain enumerated Company goals.

(16)	Mr. Chambers became an officer of the Company in April 2004 and assumed the position of President — SpeechWorks Solutions Business Unit.

(17)	Represents commission payments pursuant to achievements under Mr. Chambers’ Sales Incentive Plan in the amount of $49,660, and payments pursuant to the Company’s Bonus Incentive Plan in the amount of $33,750.

(18)	Represents taxable benefits relating to an auto lease of $6,103, reimbursement for financial and tax planning services of $5,000, and reimbursement for income taxes payable on perquisites in the amount $2,964.

(19)	Mr. Chambers received 75,000 restricted stock units which are scheduled to vest on February 15, 2009, provided that the vesting of 50% of such shares shall accelerate upon the achievement of certain performance objectives established by the Board of Directors for the Company’s 2007 fiscal year and the vesting of the remaining 50% of such shares shall accelerate upon the achievement of certain performance objectives established by the Board of Directors for the Company’s 2008 fiscal year. Mr. Chambers received an additional restricted stock unit award for 6,235 shares pursuant to the 2006 Company Bonus Incentive Program. This award vested on March 15, 2006.

(20)	Represents commission payments pursuant to achievements under Mr. Chambers’ Sales Incentive Plan in the amount of $51,900 and payments pursuant to the Company’s Bonus Incentive Plan in the amount of $24,000.

(21)	Represents taxable benefits relating to an auto lease.

(22)	On November 1, 2004 Mr. Chambers received a restricted stock grant for 12,500 shares, which vested in full on December 31, 2004.

(23)	Represents commission payments pursuant to achievements under Mr. Chambers’ Sales Incentive Plan.

(24)	On February 24, 2004, Mr. Chambers received a restricted stock award for 74,074 shares. This restricted stock award has 3-year cliff vesting, which vests 100% on February 24, 2007. The vesting of the restricted stock award may accelerate 1/3 each year upon the achievement of certain enumerated Company Goals. Mr. Chambers also received a restricted stock award for 25,619 shares on March 25, 2003 as part of his employment with SpeechWorks International, Inc. which was subsequently assumed by the Company on August 11, 2003 in connection with the SpeechWorks acquisition. This restricted stock award will vest 100% on March 25, 2007. The value of this award, on the date the award was assumed by the Company, was $100,426. Mr. Chambers also received an additional restricted stock award for 1,058 shares that was awarded pursuant to the 2003 Company Bonus Incentive Program on February 24, 2004. This restricted stock award is currently vested. The value of this award on the date of grant was $5,998.

(25)	Mr. Hauser became an executive officer in March 2005. Mr. Hauser is a resident of Switzerland. Where necessary, the amounts in the Summary Compensation Table have been converted from euros to United States dollars at an exchange rate of U.S. $1.2058 per euro.

(26)	Represents commission payments pursuant to achievements under Mr. Hauser’s Sales Incentive Plan.

(27)	Represents allowance paid to Mr. Hauser on a monthly basis for payment of miscellaneous expenses..

(28)	Mr. Hauser received 75,000 restricted stock units which are scheduled to vest on February 15, 2009, provided that the vesting of 50% of such shares shall accelerate upon the achievement of certain performance objectives established by the Board of Directors for the Company’s 2007 fiscal year and the vesting of the remaining 50% of such shares shall accelerate upon the achievement of certain performance objectives established by the Board of Directors for the Company’s 2008 fiscal year.

(29)	Represents a pension allowance made to Mr. Hauser.

(30)	Mr. Shagoury became an officer of the Company in May 2004 and assumed the position of President — Productivity Applications Business Unit.

(31)	Represents commission payments pursuant to achievements under Mr. Shagoury’s Sales Incentive Plan in the amount of $65,970, a $25,000 bonus awarded for performance, and payments pursuant to the Company’s Bonus Incentive Plan in the amount of $22,500.

(32)	Represents payments made to Mr. Shagoury for use towards an automobile lease in the amount of $13,500, reimbursement for tax preparation services in the amount of $1,690 and reimbursement for income taxes payable on perquisites in the amount $1,164.

(33)	Mr. Shagoury received 2 grants of restricted stock units during fiscal 2006. One grant was made on February 15, 2006 for 75,000 restricted stock units which shall vest on February 15, 2009, provided that the vesting of 50% of such shares shall accelerate upon the achievement of certain performance objectives established by the Board of Directors for the Company’s 2007 fiscal year and the vesting of the remaining 50% of such shares shall accelerate upon the achievement of certain performance objectives established by the Board of Directors for the Company’s 2008 fiscal year. An additional grant was made on May 2, 2006 for 4,003 restricted stock units which shall vest on May 2, 2007 if Mr. Shagoury achieves certain performance goals. If performance goals are not achieved, this award will not vest. Mr. Shagoury received an additional restricted stock unit award for 6,235 shares pursuant to the 2006 Company Bonus Incentive Program. This award will be vested on March 15, 2006.

(34)	Represents commission payments pursuant to achievements under Mr. Shagoury’s Sales Incentive Plan in the amount of $47,675 and payments pursuant to the Company’s Bonus Incentive Plan in the amount of $15,000.

(35)	Represents payments made to Mr. Shagoury for use towards an automobile lease in the amount of $8,438, reimbursement for tax preparation services in the amount of $2,271 and reimbursement for income taxes payable on perquisites in the amount $719.

(36)	Represents commission payments pursuant to achievements under Mr. Shagoury’s Sales Incentive Plan.

(37)	On May 14, 2004, Mr. Shagoury received a restricted stock award for 101,626 shares. This restricted stock award has 3-year cliff vesting, which vests 100% on May 14, 2007. The vesting of the restricted stock award may accelerate 1/3 each year upon the achievement of certain enumerated Company goals.
Option Grants in Last Fiscal Year
     The following table sets forth certain information regarding options granted during the fiscal year ended September 30, 2006 to the Named Executive Officers.

			Percent of
			Total
			Options			Potential Realizable Value
	Securities		Granted to	Exercise		at Assumed Annual Rates
	Underlying		Employees	or Base		of Stock Price Appreciation
	Options		in Fiscal	Price	Expiration	for Option Term($)(2)
Name	Granted(#)		Year(%)(1)	($/Share)	Date	5%	10%
Paul A. Ricci	1,000,000	(3)	30.2%	$7.57	8/11/2013	$3,081,750	$7,181,788
James R. Arnold, Jr.	—		—	—	—	—	—
Steven G. Chambers	100,000	(3)	3.0%	$9.30	2/15/2013	$378,603	$882,307
Peter Hauser	100,000	(4)	3.0%	$9.30	2/15/2011	$256,942	$567,774
John D. Shagoury	100,000	(3)	3.0%	$9.30	2/15/2013	$378,603	$882,307

(1)	Based on options to purchase an aggregate of 3,312,064 shares of the Company’s Common Stock granted to employees during the fiscal year ended September 30, 2006.

(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of five percent (5%) and ten percent (10%) compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Company’s Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares of the Company’s Common Stock. The actual gains, if any, on the stock option exercises will depend on the future performance of the Company’s Common Stock, the optionee’s continued employment through applicable vesting periods and the date on which the options are exercised.

(3)	These options have a seven year term, and vest in equal installments on an annual basis over a 3 year period.

(4)	These options have a five year term and vest in equal installments on an annual basis over a 3 year period.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values(1)
     The following table shows the number of shares of Common Stock represented by outstanding stock options held by each of the Named Executive Officers as of September 30, 2006.

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In-The-Money
	on		Options at 09/30/06		Options at 09/30/06
	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul A. Ricci	400,000	$3,751,923	3,036,554	1,375,000	$14,999,742	$2,242,500
James R. Arnold, Jr.	75,000	$485,490	200,000	275,000	$807,500	$1,114,250
Steven G. Chambers	75,000	$434,250	384,374	240,626	$1,308,518	$505,482
Peter Hauser	187,500	$1,304,610	140,624	171,876	$471,163	$281,837
John D. Shagoury	100,000	$539,850	191,666	308,334	$678,247	$749,753

(1)	Based on a per share price of $8.17, the closing price of the Company’s Common Stock as reported by NASDAQ on September 29, 2006, the last trading day of the fiscal year, less the exercise price. The actual value of unexercised options fluctuates with stock market activity.
Compensation of Non-Employee Directors
     On February 3, 2006, the Board approved changes to the cash compensation payments made to the non-employee directors. From and after that date, each non-employee director will receive an annual retainer of $30,000. The Chairman of the Audit Committee will receive an annual retainer of $15,000 and the other members of the Audit Committee will receive an annual retainer of $7,500. The Chairman of the Compensation Committee will receive an annual retainer of $7,500 and the other members of the Compensation Committee will receive an annual retainer of $5,000. The Chairmen of the Nominating and Governance Committees will receive an annual retainer of $5,000 and the additional members of the Nominating and Governance Committees will receive an annual retainer of $2,500. In addition to the annual retainer, each non-employee director received $2,000 for each Board meeting attended in person, $1,500 for each Committee meeting attended in person and $750 for each Board or Committee meeting attended telephonically. The Company also reimbursed directors for expenses in connection with attendance at meetings. The following table provides information regarding the actual cash compensation paid to our non-employee directors during the 2006 fiscal year:

	Annual	Board	Committee	Total Cash
	Retainer	Meeting Fees	Meeting Fees	Compensation
Charles W. Berger	$30,000	$5,500	$—	$35,500
Robert M. Finch	$37,500	$8,750	$11,250	$57,500
Robert J. Frankenberg	$60,000	$8,750	$19,500	$88,250
John C. Freker, Jr.	$35,000	$8,750	$7,500	$51,520
Jeffrey A. Harris	$30,000	$5,500	$—	$35,500
William H. Janeway	$30,000	$8,750	$—	$38,750
Katharine A. Martin	$35,000	$8,750	$1,500	$45,250
Mark B. Myers	$42,500	$8,750	$12,000	$63,250
Philip J. Quigley	$30,000	$7,500	$—	$37,500
Robert G. Teresi	$32,500	$8,750	$1,500	$42,750
     Non-employee directors are also entitled to participate in the 1995 Directors’ Stock Option Plan (the “Directors’ Plan”). Prior to amendments approved by the stockholders at the 2006 Annual Meeting, the Directors’ Plan provided for an initial option to purchase 50,000 shares of Common Stock to non-employee directors upon first joining the Board of Directors as a non-employee director. All initial options have an exercise price equal to the fair market value of the Common Stock on the respective date of the grant. Each initial option vests over four years with 25% of the option becoming vested on each of the first, second, third and fourth anniversaries of the date of grant, subject to the non-employee director’s remaining a member of the Board of Directors on the applicable vesting date. Prior to the amendments, the Directors’ Plan also provided for the automatic annual grant of options to purchase 15,000 shares of Common Stock to each non-employee director on January 1 of each year, provided that, on such date, he or she shall have served on the Board of Directors for at least six months. These annual options have an exercise price equal to the fair market value of the Common Stock on the respective date of the grant and become fully vested and exercisable on the first anniversary of the date of grant, subject to the non-employee director’s remaining a member of the Board of Directors on such vesting date. During fiscal 2006, options were granted to non-employee directors under the Directors’ Plan for the following number of shares and at the per share exercise prices shown:

	Initial	Annual	Exercise
Non-Employee Director	Grant	Grant	Price
Charles W. Berger*	—	—	$—
Robert M. Finch	—	15,000	$7.80
Robert J. Frankenberg	—	15,000	$7.80
John C. Freker, Jr.,	—	15,000	$7.80
Jeffrey A. Harris*	—	—	$7.80
William H. Janeway	—	15,000	$7.80
Katharine A. Martin	—	15,000	$7.80
Mark B. Myers	—	15,000	$7.80
Philip J. Quigley*	—	—	$7.80
Robert G. Teresi	—	15,000	$7.80

*	Messrs. Berger, Harris and Quigley were appointed to the Board in September 2005, and, accordingly, did not receive the annual stock option grant pursuant to the Directors’ Plan.
The Directors’ Plan, as amended, currently provides for an initial grant of 30,000 restricted stock purchase rights to non-employee directors upon first joining the Board of Directors as a non-employee director, with a purchase price equal to $0.001. In addition, non-employee directors will be eligible to automatically receive annual grants of 15,000 restricted stock purchase rights on January 1 of each year, provided that, on such date, he or she shall have served on the Board of Directors for at least six months, with a purchase price equal to $0.001 per share. All restricted stock purchase rights granted to the non-employee directors will vest annually over a three-year period, subject to the non-employee director’s remaining a member of the Board of Directors on such vesting date.
Change in Control and Employment Agreements
     Mr. Ricci serves as our Chief Executive Officer and Chairman of the Board. We entered into an amended and restated employment agreement with Mr. Ricci effective August 11, 2006. Pursuant to the new agreement, effective October 1, 2006, Mr. Ricci received an annual base salary of $575,000, with an annual bonus opportunity of up to 100% of his base salary. Mr. Ricci also received the following equity-based compensation awards: (i) a grant of 750,000 shares of restricted stock which shall vest on August 11, 2009 (735,445 of the shares of restricted stock were issued on August 11, 2006 and 14,555 of the shares of restricted stock were issued on October 1, 2006), provided that the vesting of 50% of such shares shall accelerate upon the achievement of certain performance objectives established by the Board of Directors for the Company’s 2007 fiscal year and the vesting of the remaining 50% of such shares shall accelerate upon the achievement of certain performance objectives established by the Board of Directors for the Company’s 2008 fiscal year and (ii) a grant of 1,000,000 stock options which shall be scheduled to vest in three equal annual installments on each anniversary of the grant date. In addition, Mr. Ricci is entitled to receive an additional grant of 250,000 shares of restricted stock if (x) the vesting of the shares of restricted stock described above is accelerated based upon the achievement of the fiscal 2007 and fiscal 2008 performance objectives or (y) the closing price of the Company’s common stock on the Nasdaq Global Market exceeds $18 per share for a period of ninety consecutive days. If issued, the additional grant of shares of restricted stock shall be scheduled to vest on August 11, 2009. The grants of equity-based compensation pursuant to the terms of the employment agreement are intended to serve as Mr. Ricci’s equity-based compensation for the three-year term of the agreement, provided, however the compensation committee reserves the right to make additional grants of equity-based compensation to Mr. Ricci if deemed appropriate by the committee.
     Upon any termination of Mr. Ricci’s employment by the Company, other than for cause, death or disability, or by Mr. Ricci for good reason, Mr. Ricci shall be entitled to continued payment of 1.5 times his base salary as then in effect and payment of 100% of his target bonus as then in effect for a period of eighteen months following termination; provided, however, if such termination occurs within 12 months of a change in control of the Company, Mr. Ricci shall be entitled to continued payment of 2.0 times his base salary as then in effect and payment of 100% of his target bonus as then in effect for a period of twenty-four months following termination. In addition, upon any termination of Mr. Ricci’s employment by the Company, other than for cause, death or disability, or by Mr. Ricci for good reason, (i) the vesting of all equity-based compensation awards issued to Mr. Ricci prior to August 11, 2006 shall accelerate and be fully vested as of the termination date and (ii) equity-based compensation awards issued on or after August 11, 2006 shall continue to vest during the severance period and any unvested options or awards at the termination of the severance period will be forfeited, provided, however, if such termination occurs within 12 months of a change in control of the Company, the vesting of 100% of Mr. Ricci’s stock options and restricted stock shall accelerate upon the termination event. Following termination of Mr. Ricci’s employment, Mr. Ricci shall be entitled to exercise all stock options granted prior to August 11, 2006 for the life of the stock option, and all stock options granted on or after August 11, 2006 for the lesser of (i) the life of the stock option or (ii) two years following the termination date. If Mr. Ricci’s employment is terminated due to his death or disability, Mr. Ricci (or his legal heirs or designees) shall be entitled to receive his base salary through the termination date and all equity-based compensation awards issued to Mr. Ricci shall accelerate and be fully vested as of the termination date. Mr. Ricci is also entitled to continuation of certain Company benefits following termination of employment, depending on the circumstances surrounding such termination. Mr. Ricci has agreed not to compete with the Company or solicit the Company’s employees or customers during the period in which he is receiving severance payments from the Company.
     The agreement also provides for reimbursement to Mr. Ricci for excise tax payments which may be due pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), if payments to Mr. Ricci are deemed “parachute payments” within the meaning of Section 280G of the Code, subject to a maximum amount of $4,000,000. The Company has also agreed to provide an enhanced executive medical program and will reimburse up to $15,000 of services provided under the program annually. The Company has also agreed to reimburse Mr. Ricci up to $15,000 per year for post-retirement medical coverage for a 10 year period. Mr. Ricci will only receive this benefit in the event that (i) Mr. Ricci’s employment is terminated within twelve months following a change in control of the Company or (ii) Mr. Ricci retires from active employment with the Company after the age of fifty-five. The Company has also agreed to reimburse Mr. Ricci for up to $10,000 of tax and financial planning services and to provide a $15,000 car allowance to Mr. Ricci.
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
     Mr. Chambers serves as President of our SpeechWorks(R) Solutions Business Unit. As part of Mr. Chambers August 2003 offer letter, in the event Mr. Chambers’ employment is terminated for any reason other than cause, Mr. Chambers will be eligible to receive a severance package that is equal to the greater of the severance provided under the Senior Management severance plan in place at the time of his termination or six months base salary. In the event there is a change in control and Mr. Chambers’ employment is terminated within 6 months following the change in control, all of his unvested stock options and restricted stock will become fully vested as of the effective date of the termination of his employment. In addition, under the terms of our standard severance benefits for officers, if Mr. Chambers’ employment is terminated without cause, Mr. Chambers will receive a severance package of six months base salary and six months paid health insurance under COBRA, provided, however, if such termination occurs in connection with a change of control, Mr. Chambers will receive a severance package of twelve months base salary and twelve months paid health insurance under COBRA.
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

     Mr. Hauser serves as our Senior Vice President & General Manager, International Operations. As part of Mr. Hauser’s election as an executive officer, in the event there is a change in control and Mr. Hauser’s employment is terminated within 6 months following the change in control, all of his unvested stock options and restricted stock will become fully vested as of the effective date of the termination of his employment. In addition, pursuant to the terms of his employment agreement, Mr. Hauser is also entitled to severance equal to twelve months base salary and bonus in the event his employment is terminated without cause.
     Mr. Hunt serves as our Senior Vice President, Worldwide Sales. As part of Mr. Hunt’s September 2006 offer letter, in the event Mr. Hunt’s employment is terminated without cause and provided he executes our standard severance agreement, Mr. Hunt will receive a severance package of twelve months base salary, twelve months paid health insurance under COBRA. If Mr. Hunt’s employment is terminated without cause within twelve months following a change of control, Mr. Hunt will receive a severance package of twelve months base salary and twelve months paid health insurance under COBRA, plus immediate acceleration of all of his unvested stock options or restricted stock. In addition, if there is a change of control transaction and there is a significant reduction in Mr. Hunt’s duties, position, reporting status or responsibilities during the twelve month period following the change of control transaction, Mr. Hunt will have the right to the same change of control benefits, as outlined above, provided he remains with the company for the full one-year period following the change of control, executes our standard severance agreement and gives notice of his intent to terminate employment within 30 days of the end of the 12 month period following the change of control transaction.
Compensation Committee Interlocks and Insider Participation
     None of the members of the Compensation Committee has been or is an officer or employee of Nuance. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of December 31, 2006, as to (1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of the Company’s Common Stock; (2) each of our directors; (3) each executive officer named in the Summary Compensation Table; and (4) all directors and executive officers of the Company as a group.
     Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of Common Stock subject to options exercisable within 60 days of December 31, 2006 are deemed to be outstanding and beneficially owned by the persons holding those options for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.
     Subject to the paragraph above, percentage ownership of outstanding shares is based on 172,348,961 shares of Common Stock outstanding as of December 31, 2006.

		Percent of
	Number	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Warburg Pincus (2) 466 Lexington Avenue New York, NY 10017	42,277,057	23.1%
Franklin Resources, Inc. One Franklin Parkway San Mateo, CA 94403	9,073,179	5.3%
Paul A. Ricci (3)	4,075,840	2.3%
Charles W. Berger (4)	1,253,226	*
Robert M. Finch (5)	88,582	*
Robert J. Frankenberg (6)	252,675	*
John C. Freker (7)	99,411	*
Jeffrey A. Harris (8)	42,289,557	23.1%
William H. Janeway (9)	42,332,057	23.1%
Katharine A. Martin (10)	146,000	*
Mark B. Myers (11)	145,000	*
Philip J. Quigley (12)	152,079	*
Robert G. Teresi (13)	281,757	*
James R. Arnold, Jr. (14)	399,434	*
Steven G. Chambers (15)	544,500	*
John D. Shagoury(16)	458,260	*
All directors and executive officers as a group (16 persons) (17)	51,630,257	28.5%

*	Less than 1%.

(1)	Unless otherwise indicated, the address for the following stockholders is c/o Nuance Communications, Inc., One Wayside Drive, Burlington, Massachusetts 01803.

(2)	The stockholder is Warburg Pincus Private Equity VIII, L.P., including two affiliated partnerships (“WP VIII”). Warburg Pincus Partners LLC (“WP Partners LLC”), a direct subsidiary of Warburg Pincus & Co. (“WP”), is the sole general partner of WP VIII. WP VIII is managed by Warburg Pincus LLC (“WP LLC”). Includes four warrants that were exercisable, within sixty days of December 31, 2006, for up to 525,732, 2,500,000, 863,236 and 3,177,570 shares of our common stock, respectively, and 3,562,238 shares of non-voting Series B Preferred Stock. The shares that underlie the warrants and the Series B shares have not been converted into our common stock and are factored into the calculation of Warburg Pincus’ beneficial ownership only for the purposes of this table. Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Managing Members of WP LLC and may be deemed to control the Warburg Pincus entities. Messrs. Kaye and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus entities.

(3)	Includes options to acquire 2,964,054 shares of Common Stock that are exercisable within 60 days of December 31, 2006. Includes 750,000 unvested shares of restricted stock and 33,633 unvested restricted stock units. Mr. Ricci does not have voting rights with respect to the shares underlying the restricted stock units.

(4)	Includes options to acquire 1,179,877 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2006.

(5)	Includes options to acquire 67,500 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2006.

(6)	Includes options to acquire 210,854 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2006.

(7)	Includes options to acquire 67,500 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2006.

(8)	Mr. Harris, a director of the Company, is a general partner of WP and a Managing Director and member of WP LLC. All shares indicated as owned by Mr. Harris other than 12,500 shares are included because of his affiliation with the Warburg Pincus entities. Mr. Harris disclaims beneficial ownership of all shares held by the Warburg Pincus entities. Includes four warrants that, as of January 15, 2007, were exercisable for up to 525,732, 2,500,000, 863,236 and 3,177,570 shares of our common stock, respectively, and 3,562,238 shares of non-voting Series B Preferred Stock. The shares that underlie the warrants and the Series B shares have not been converted into our common stock and are factored into the calculation of Mr. Harris’ beneficial ownership only for the purposes of this table. Mr. Harris may be deemed to have a pecuniary interest in these shares. Also includes options to acquire 12,500 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2006.

(9)	Mr. Janeway, a director of the Company, is a general partner of WP and a Vice Chairman and member of WP LLC. All shares indicated as owned by Mr. Janeway other than 55,000 shares are included because of his affiliation with the Warburg Pincus entities. Mr. Janeway disclaims beneficial ownership of all shares held by the Warburg Pincus entities. Includes four warrants that, as of January 15, 2007, were exercisable for up to 525,732, 2,500,000, 863,236 and 3,177,570 shares of our common stock, respectively, and 3,562,238 shares of non-voting Series B Preferred Stock. The shares that underlie the warrants and the Series B shares have not been converted into our common stock and are factored into the calculation of Mr. Janeway’s beneficial ownership only for the purposes of this table. Mr. Janeway may be deemed to have a pecuniary interest in these shares. Also includes options to acquire 55,000 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2006.

(10)	Includes options to acquire 145,000 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2006.

(11)	Represents options to acquire shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2006.

(12)	Includes options to acquire 146,689 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2006.

(13)	Includes options to acquire 140,000 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2006. 141,757 shares are held indirectly in a Trust.

(14)	Includes options to acquire 263,541 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2006 and 97,959 unvested restricted stock units. Mr. Arnold does not have voting rights with respect to the shares underlying the restricted stock units.

(15)	Includes options to acquire 363,750 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2006, 71,302 unvested shares of restricted stock and 81,235 unvested restricted stock units. Mr. Chambers does not have voting rights with respect to the shares underlying the restricted stock units.

(16)	Includes options to acquire 283,333 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2006, 62,674 unvested shares of restricted stock and 85,238 unvested restricted stock units. Mr. Shagoury does not have voting rights with respect to the shares underlying the restricted stock units.

(17)	Includes options to acquire 6,606,848 shares of the our common stock that are exercisable within 60 days of December 31, 2006, 932,921 unvested shares of restricted stock and 388,858 unvested restricted stock units. Also includes, as outlined in footnotes 8 and 9 above, four warrants that as of December 31, 2006 were exercisable for up to 525,732, 2,500,000, 863,236, and 3,177,570 shares of our common stock, respectively, and 3,562,238 shares of non-voting Series B Preferred Stock. The shares that underlie the warrants and the Series B shares have not been converted into the Company’s Common Stock and are factored into the calculation of beneficial ownership only for the purposes of this table.

EQUITY COMPENSATION PLAN INFORMATION
     As of September 30, 2006, there were 23,404,137 shares subject to issuance upon exercise of outstanding options or awards under all of our equity compensation plans referred to in the table below, at a weighted average exercise price of $4.80, and with a weighted average remaining life of 5.66 years. As of September 30, 2006 there were 5,131,476 shares available for issuance under those plans.
     The following table provides information as of September 30, 2006 with respect to the shares of Common Stock that may be issued under existing equity compensation plans.

				(c)
				Number of
				Securities Remaining
	(a)			Available for Future
	Number of		(b)	Issuance Under
	Securities to be		Weighted Average	Equity Compensation
	Issued Upon		Exercise Price of	Plans (Excluding
	Exercise of		Outstanding	Securities Reflected
	Options		Options	in Column (a))
Equity compensation plans approved by shareholders(1)	8,334,020	(2)	$6.08	4,290,317	(3)
Equity compensation plans not approved by shareholders(4)(5)	8,414,777	(6)(7)	$4.15	1,851,989

Total equity compensation plans	16,748,797		$5.11	6,142,306

(1)	Consists of our 1995 Directors’ Stock Option Plan, 1993 Incentive Stock Option Plan, 1995 Employee Stock Purchase Plan, 1997 Employee Stock Option Plan, 1998 Stock Option Plan and 2000 Stock Plan.

(2)	Excludes securities to be issued upon vesting of restricted stock units. As of September 30, 2006, 2,705,554 shares of the Company’s Common Stock were issuable upon vesting of the restricted stock units.

(3)	Includes 1,010,830 shares of the Company’s Common Stock available for future issuance under the 1995 Employee Stock Purchase Plan.

(4)	Includes a stand-alone stock option grant to Paul Ricci described more fully below, our 2000 Nonstatutory Stock Option Plan and our 2003 Stock Plan (formerly the SpeechWorks International, Inc. 2000 Employee, Director and Consultant Stock Plan).

(5)	Excludes options assumed by the Company in the Caere acquisition and the acquisition of the former Nuance Communications, Inc. As of September 30, 2006, a total of 257,434 shares of the Company’s Common Stock were issuable upon exercise of the assumed options. The weighted average exercise price of the outstanding assumed options is $3.47 per share and they have an average weighted life remaining of 1.5 years. All outstanding assumed options from the Caere acquisition are fully vested and exercisable. 3,017,398 of the 3,647,852 options assumed in connection with the acquisition of the former Nuance Communications, Inc. were exercisable as of September 30, 2006. No additional options may be granted under the assumed options or their related plans. The weighted average exercise price of the outstanding assumed options in the Nuance acquisition is $3.48 per share and have an average weighted life remaining of 6.4 years.

(6)	Excludes securities to be issued upon vesting of restricted stock units. As of September 30, 2006, 44,500 shares of the Company’s Common Stock were issuable upon vesting of restricted stock units.

(7)	Includes a stand-alone stock option to purchase 1,500,000 shares of the Company’s Common Stock granted to Paul Ricci at a per share exercise price of $1.3438 on August 17, 2000. This option, which was issued in connection with the hiring of Mr. Ricci, is fully vested and exercisable. In the event of termination of employment, Mr. Ricci will have the remaining term of the option to exercise any unexercised options.
Description of Plans Not Adopted by Stockholders
2000 Nonstatutory Stock Option Plan (the “NSO Plan”)
     In August 2000, the Board of Directors approved our NSO Plan. The NSO Plan has not been approved by our stockholders. The NSO Plan, which has been amended from time to time, provides for the grant of nonstatutory stock options to employees and consultants. A total of 10,150,000 shares of Common Stock have been reserved for issuance under the NSO Plan. Of this amount, as of September 30, 2006, options with respect to 5,089,650 shares were outstanding, and 543,172 shares were available for future grants. All of the outstanding options were granted with an exercise price at or above fair market value, ranging from $0.66 to $11.81 per share with an average per share exercise price of $4.68. Vesting schedules of the options range from 2 to 4 years, and they have a maximum term of 10 years. All future options will be issued at or above fair market value with a maximum option term of 7 years.

Nuance 2003 Stock Plan (formerly the SpeechWorks International, Inc. 2000 Employee, Director and Consultant Stock Plan) (the “2003 Plan”)
     In August 2003, in connection with the SpeechWorks acquisition, the Company assumed the 2003 Plan. The 2003 Plan provides for the grant of nonstatutory stock options or stock purchase rights to employees and consultants that were not employed by the Company prior to the time of the acquisition. A total of 4,402,011 shares of Common Stock have been reserved for issuance under the 2003 Plan. Of this amount, as of September 30, 2006, options with respect to 1,821,627 shares were outstanding, stock purchase units with respect to 44,500 shares were outstanding, and 1,308,817 shares were available for future grants. All outstanding options were granted with an exercise price at or above fair market value, ranging from $3.46 to $12.41 per share with an average per share price of $4.95. Vesting schedules of the options range from 3 to 4 years, and have a maximum term of 10 years. All future options will be issued at or above fair market value with a maximum option term of 7 years.
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
     In connection with the foregoing transactions, we and Warburg Pincus entered into an Amended and Restated Stockholders Agreement dated May 5, 2005 (the “Amended and Restated Stockholders Agreement”), which amended and restated the previous Stockholders Agreement dated March 19, 2004. The Amended and Restated Stockholders Agreement provides Warburg Pincus with the opportunity to designate two directors to the Board, until the later of (i) the date that Warburg Pincus shall cease to beneficially own at least 25,000,000 shares of our voting stock, or (ii) the date that Warburg Pincus’s percentage beneficial ownership of our voting stock is less than the quotient of (x) two divided by (y) the then authorized number of directors of the Company. Messrs. Janeway and Harris, who are each members of the Board, are the designees of Warburg Pincus.
     During the fiscal year ended September 30, 2006, the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation, acted as primary outside corporate and securities counsel to the Company. Ms. Martin, a member of our Board of Directors, is a member, and is currently the head of the business law and tax services departments, of Wilson Sonsini Goodrich & Rosati. Aggregate fees and costs billed to us for services performed during the fiscal year ended September 30, 2006 by Wilson Sonsini Goodrich & Rosati were approximately $2,242,480, which is less than one percent (1%) of Wilson Sonsini Goodrich & Rosati’s revenue for the year ended January 31, 2006.

Item 14. Principal Accountant Fees and Services
Principal Accountant Fees During Fiscal Years 2006 and 2005
     The following table sets forth the approximate aggregate fees paid by the Company to BDO Seidman, LLP during the fiscal years ended September 30, 2006 and September 30, 2005.

	2006	2005
Audit Fees (1)	$3,292,675	$2,690,425
Audit Related Fees (2)	$1,564,870	$352,176
Tax Fees (3)	$23,945	$3,120
All Other Fees	$—	$—

Total Fees	$4,881,490	$3,045,721

(1)	Audit Fees. This category represents fees billed for professional services rendered by the principal accountant for the audits of the registrant’s annual financial statements and internal controls over financial reporting, and review of the interim financial statements included in the registrant’s quarterly reports on Form 10-Q, and statutory audits and other SEC filings.

(2)	Audit Related Fees. This category represents fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of registrant’s financial statements, primarily accounting consultations and audits of significant acquirees.

(3)	Tax Fees. This category represents fees billed for professional services rendered by the principal accountant for tax compliance, advice and planning, primarily for tax compliance.
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
     The pre-approval procedures include execution by the Chief Financial Officer and Audit Committee Chairperson, on behalf of the Company and the entire Audit Committee, of an audit and quarterly review engagement letter and pre-approval listing of other permitted professional services anticipated to be rendered during the foreseeable future. Additionally, from time to time, we may desire additional permitted professional services for which specific pre-approval is obtained from the Audit Committee Chairman, acting on behalf of the Company and entire Audit Committee, before provision of such services commences. In doing this, the Company and Audit Committee have established a procedure whereby a BDO Seidman, LLP representative, in conjunction with the Chief Financial Officer or Chief Accounting Officer, contacts the Audit Committee Chairman and obtains pre-approval for such services on behalf of the entire Audit Committee, to be followed by a written engagement letter, as appropriate, confirming such arrangements between BDO Seidman, LLP and the Company. In addition, on a periodic (at least quarterly) basis, the entire Audit Committee is provided with a summary of all pre-approved services to date for its review. During the fiscal year ended September 30, 2006, all services provided by our independent registered public accounting firm were pre-approved by the Audit Committee in accordance with this policy.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as a part of this Report:
(1)	Financial Statements. The financial statements were previously filed with the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2006, filed on December 15, 2006.

(2)	Financial Statement Schedules. All schedules have been omitted as the requested information is inapplicable or the information is presented in the financial statements or related notes previously filed with the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2006, filed on December 15, 2006.

(3)	Exhibits –See Item 15(b) of this Report below.
(b)	Exhibits.

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

Date: January 29, 2007	/s/ Paul A. Ricci Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: January 29, 2007	/s/ James R. Arnold, Jr. James R. Arnold, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )

Date: January 29, 2007	* Charles Berger, Director

Date: January 29, 2007	* Robert Finch, Director

Date: January 29, 2007	* Robert J. Frankenberg, Director

Date: January 29, 2007	* John C. Freker, Jr., Director

Date: January 29, 2007	* Jeffrey A. Harris, Director

Date: January 29, 2007	* William H. Janeway, Director

Date: January 29, 2007	* Katharine A. Martin, Director

Date: January 29, 2007	* Mark Myers, Director

Date: January 29, 2007	* Philip Quigley, Director

Date: January 29, 2007	* Robert G. Teresi, Director

* By:	/s/ James R. Arnold, Jr.
Attorney-in-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Purchase Agreement, dated October 7, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.4	12/6/2002
2.2	Amendment No. 1 to Purchase Agreement, dated as of December 20, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.5	2/7/2003
2.3	Amendment No. 2 to Purchase Agreement, dated as of January 29, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.6	2/7/2003
2.4	Agreement and Plan of Reorganization, dated April 23, 2003, by and among the Registrant, Spiderman Acquisition Corporation and SpeechWorks International, Inc.	S-4	33-106184	Annex A	6/17/2003
2.5	Agreement and Plan of Merger, dated as of May 4, 2004, as amended on May 28, 2004, by and among the Registrant, Tennis Acquisition Corporation, Telelogue, Inc., Pequot Venture Partners II, L.P., PVP II Telelogue Prom Note 2 Grantor Trust, Palisade Private Partnership II, L.P., and NJTC Venture Fund SBIC LP, Martin Hale as stockholder representative and U.S. Bank National Association as escrow agent.	8-K	0-27038	2.1	6/30/2004
2.6	Agreement and Plan of Merger, dated as of November 14, 2004, by and among ScanSoft, Write Acquisition Corporation, ART Advanced Recognition Technologies, Inc., and with respect Article I, Article VII and Article IX only, Bessemer Venture Partners VI, LP, as stockholder representative.	8-K	0-27038	2.1	11/18/2004
2.7	Agreement and Plan of Merger, dated as of November 15, 2004, by and among Phonetic Systems, LTD., Phonetics Acquisition LTD., ScanSoft, and Magnum Communications Fund L.P., as stockholder representative.	8-K	0-27038	2.2	11/18/2004
2.8	Amended and Restated Agreement and Plan of Merger, made and entered into as of February 1, 2005, and effective as of November 15, 2004, by and among ScanSoft, Phonetics Acquisition Ltd., Phonetic Systems Ltd. and Magnum Communications Fund L.P., as Shareholder Representative.	8-K	0-27038	2.1	2/7/2005

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.9	Agreement and Plan of Merger by and among ScanSoft, Nova Acquisition Corporation, Nova Acquisition LLC, and Nuance Communications, Inc., dated May 9, 2005.	8-K	0-27038	1.1	5/10/2005
2.10	Agreement and Plan of Merger by and among Nuance Communications, Inc., Phoenix Merger Sub, Inc. and Dictaphone Corporation dated as of February 7, 2006.	8-K	0-27038	2.1	2/9/2006
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Amended and Restated Preferred Shares Rights Agreement, dated as of October 23, 1996, as amended and restated as of March 15, 2004, between the Registrant and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.	8-A/A	0-27038	4	3/19/2004
4.3	Amendment, dated May 5, 2005, to Amended and Restated Preferred Shares Rights Agreement between ScanSoft and U.S. Stock Transfer Corporation.	8-K	0-27038	4.8	5/10/2005
4.4	Common Stock Purchase Warrant.	S-4	333-70603	Annex A	1/14/1999
4.5	Securities Purchase Agreement, dated March 19, 2004, by and among Xerox Imaging Systems, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., Warburg Pincus Germany Private Equity VIII K.G., and the Registrant.	10-Q	0-27038	4.1	5/10/2004
4.6	Stockholders Agreement, dated March 19, 2004, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	5/10/2004

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.7	Common Stock Purchase Warrants, dated March 15, 2004, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.3	5/10/2004
4.8	Stock Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex F	8/1/2005
4.9	Amended and Restated Stockholders Agreement, dated May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex G	8/1/2005
4.10	Common Stock Purchase Warrants, dated May 9, 2005, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4	333-125496	4.11	6/3/2005
4.11	Securities Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I. and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	8/9/2005
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci.*	S-8	333-49656	4.3	11/9/2000
10.3	Gold Disk Bundling Agreement, dated as of September 30, 1999, as amended by Amendment Number 1, dated as of January 1, 2000, between the Registrant and Xerox Corporation.	10-K/A	0-27038	10.15	8/8/2001
10.4	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan.*	S-8	333-33464	10.4	3/29/2000
10.5	1993 Incentive Stock Option Plan, as amended.*	S-1	33-100647	10.17	10/21/2002
10.6	1995 Employee Stock Purchase Plan, as amended and restated on April 27, 2000.*	14A	0-27038	Annex D	4/13/2004

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.7	Amended and Restated 1995 Directors’ Stock Option Plan, as amended.*	14A	0-27038	10.2	3/17/2005
10.8	1997 Employee Stock Option Plan, as amended.*	S-1	33-100647	10.19	10/21/2002
10.9	1998 Stock Option Plan.*	S-8	333-74343	99.1	3/12/1999
10.10	Amended and Restated 2000 Stock Option Plan.*	14A	0-27038	10.1	3/17/2005
10.11	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.12	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.13	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.14	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.15	Nuance Communications 1998 Stock Plan.*	S-8	333-128396	4.3	9/16/2005
10.16	Nuance Communications 1994 Flexible Stock Incentive Plan.*	S-8	333-128396	4.4	9/16/2005
10.17	Form of Restricted Stock Purchase Agreement.*	10-K/A	0-27038	10.17	12/15/06
10.18	Form of Restricted Stock Unit Purchase Agreement.*	10-K/A	0-27038	10.18	12/15/06
10.19	Form of Stock Option Agreement.*	10-K/A	0-27038	10.19	12/15/06
10.20	2005 Severance Benefit Plan for Executive Officers.*	10-Q	0-27038	10.1	5/10/2005
10.21	Officer Short-term Disability Plan.*	10-Q	0-27038	10.2	5/10/2005
10.22	Technology Transfer and License Agreement, dated as of January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.30	2/7/2003
10.24	Letter, dated February 17, 2003, from the Registrant to Jeanne McCann regarding certain employment matters.*	10-Q	0-27038	10.1	5/15/2003
10.25	Employment Agreement, effective August 11, 2006, by and between the Registrant and Paul A. Ricci.*	8-K	0-27038	10.1	11/8/2006
10.26	Employment Agreement, dated March 9, 2004, by and between the Registrant and John Shagoury.*	10-Q	0-27038	10.1	8/9/2004
10.27	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters.*	10-Q	0-27038	10.2	8/9/2004
10.28	Letter, dated September 27, 2004, from the Registrant to James R. Arnold, Jr. regarding certain employment matters.*	10-KT	0-27038	10.39	1/6/2005
10.29	Letter dated September 25, 2006, from the Registrant to Don Hunt regarding certain employment matters.	10-K/A	0-27038	10.29	12/15/06
14.1	Registrant’s Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

21.1	Subsidiaries of the Registrant.	10-K/A	0-27038	21.1	12/15/06
23.1	Consent of BDO Seidman, LLP.	10-K/A	0-27038	23.1	12/15/06
24.1	Power of Attorney. (See Signature Page).	10-K/A	0-27038	24.1	12/15/06
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

*	Denotes management compensatory plan or arrangement