Form 10-Q
period 2006-12-31
Nuance Communications, Inc.
filed 2007-02-09
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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

172,555,084 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of January 31, 2007.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1.	Financial Statements

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
	(Unaudited)
	(In thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$129,723	$112,334
Accounts receivable, less allowances of $19,877 and $20,207, respectively	125,202	110,778
Acquired unbilled accounts receivable	13,603	19,748
Inventories, net	8,060	6,795
Prepaid expenses and other current assets	14,621	13,245
Deferred tax assets	429	421

Total current assets	291,638	263,321

Land, building and equipment, net	30,888	30,700
Goodwill	705,393	699,333
Other intangible assets, net	217,189	220,040
Other long-term assets	23,672	21,680

Total assets	$1,268,780	$1,235,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$3,974	$3,953
Accounts payable	34,505	27,768
Accrued expenses	55,907	52,674
Current portion of accrued business combination costs	13,651	14,810
Deferred maintenance revenue	62,781	63,269
Unearned revenue and customer deposits	36,047	30,320
Deferred acquisition payments, net	17,423	19,254

Total current liabilities	224,288	212,048

Long-term debt and obligations under capital leases, net of current portion	349,087	349,990
Accrued business combination costs, net of current portion	42,905	45,255
Deferred maintenance revenue, net of current portion	10,849	9,800
Deferred tax liability	20,948	19,926
Other liabilities	22,499	21,459

Total liabilities	670,576	658,478

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 280,000,000 shares authorized; 175,381,623 and 173,182,430 shares issued and 172,348,961 and 170,152,247 shares outstanding, respectively	176	174
Additional paid-in capital	794,911	773,120
Treasury stock, at cost (3,032,662 and 3,030,183 shares, respectively)	(12,886)	(12,859)
Accumulated other comprehensive income	2,733	1,656
Accumulated deficit	(191,361)	(190,126)

Total stockholders’ equity	598,204	576,596

Total liabilities and stockholders’ equity	$1,268,780	$1,235,074

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	per share amounts)

Revenue:
Product and licensing	$75,740	$53,183
Professional services, subscription and hosting	27,965	14,566
Maintenance and support	29,716	7,803

Total revenue	133,421	75,552

Costs and Expenses:
Cost of revenue:
Cost of product and licensing	10,211	4,982
Cost of professional services, subscription and hosting	20,553	10,792
Cost of maintenance and support	6,979	1,888
Cost of revenue from amortization of intangible assets	2,886	2,475

Total cost of revenue	40,629	20,137

Gross Margin	92,792	55,415
Operating expenses:
Research and development	16,512	12,157
Sales and marketing	43,861	28,333
General and administrative	15,385	14,647
Amortization of other intangible assets	5,150	2,000

Total operating expenses	80,908	57,137

Income (loss) from operations	11,884	(1,722)
Other income (expense):
Interest income	1,405	748
Interest expense	(7,688)	(1,016)
Other (expense) income, net	(517)	70

Income (loss) before income taxes	5,084	(1,920)
Provision for income taxes	6,319	2,300

Loss before cumulative effect of accounting change	(1,235)	(4,220)
Cumulative effect of accounting change	—	672

Net loss	$(1,235)	$(4,892)

Basic and diluted earnings per share:
Loss before cumulative effect of accounting change	$(0.01)	$(0.03)
Cumulative effect of accounting change	—	—

Net loss per share	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	169,505	156,389

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands,
	except share amounts)

Cash flows from operating activities
Net loss	$(1,235)	$(4,892)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,612	1,698
Amortization of other intangible assets	8,036	4,475
Accounts receivable allowances	230	246
Share-based payments, including cumulative effect of accounting change	8,590	4,413
Non-cash interest expense	1,154	616
Deferred tax provision	4,436	1,464
Excess tax benefits from share-based payments	(658)	—
Normalization of rent expense	417	306
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,671)	(8,122)
Inventories	(1,310)	3
Prepaid expenses and other assets	(1,207)	1,294
Accounts payable	6,577	(1,932)
Accrued expenses and other liabilities	(186)	(3,263)
Deferred maintenance revenue, unearned revenue and customer deposits	7,357	2,610

Net cash provided by (used in) operating activities	26,142	(1,084)

Cash flows from investing activities
Capital expenditures for property and equipment	(2,788)	(2,461)
Payments for acquisitions, net of cash acquired	(3,808)	(14,179)
Proceeds from maturities of marketable securities	—	20,435
Payments for capitalized patent defense costs	(1,685)	(546)
Increase in restricted cash	(72)	—

Net cash provided by (used in) investing activities	(8,353)	3,249

Cash flows from financing activities
Payments of note payable, capital leases and deferred acquisition payments	(2,066)	(13,520)
Purchase of treasury stock	(26)	(588)
Excess tax benefits from share-based payments	658	—
Payments on other long-term liabilities	(2,755)	(2,689)
Net proceeds from issuance of common stock under employee share-based payment plans	4,231	10,732

Net cash provided by (used in) financing activities	42	(6,065)

Effects of exchange rate changes on cash and cash equivalents	(442)	(284)

Net increase (decrease) in cash and cash equivalents	17,389	(4,184)
Cash and cash equivalents at beginning of period	112,334	71,687

Cash and cash equivalents at end of period	$129,723	$67,503

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,067	$640

Cash paid for interest	$6,769	$200

Non cash investing and financing activities:
Issuance of 784,266 shares of common stock in connection with the acquisition of Mobile Voice Control, Inc.	$—	$—

Issuance of 75,623 shares of common stock as a result of cashless exercise of warrant	$—	$—

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

On December 29, 2006, the Company acquired Mobile Voice Control, Inc. (“MVC”), a provider of speech-enabled mobile search and messaging services headquartered in Mason, Ohio (Note 3).

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at December 31, 2006, the results of operations for the three month periods ended December 31, 2006 and 2005, and cash flows for the three month periods ended December 31, 2006 and 2005. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with U.S. generally accepted accounting principles has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission on December 15, 2006. The results for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007, or any future period.

Reclassification

Certain amounts presented in prior periods’ consolidated financial statements have been reclassified to conform to the current quarter’s presentation.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts and returns; accounting for patent legal defense costs; the costs to complete the development of custom software applications; the valuation of goodwill, other intangible assets and tangible long-lived assets; accounting for acquisitions; share-based payments; the obligation relating to pension and post-retirement benefit plans; interest rate swaps which are characterized as derivative instruments; income tax reserves and valuation allowances; and loss contingencies. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangible Assets

The Company has significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and other intangible assets are fixed assets, patents and core technology, completed technology, customer relationships and trademarks. All finite-lived intangible assets are amortized based upon patterns in which the economic benefits of such assets are expected to be utilized. The values of intangible assets, with the exception of goodwill and intangible assets with indefinite lives, were initially determined by a risk-adjusted, discounted cash flow approach. The Company assesses the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Factors it considers important, which could trigger an impairment of such assets, include the following:

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken during the three month periods ended December 31, 2006 and 2005. The Company may make business decisions in the future which may result in the impairment of intangible assets.

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

Capitalized Patent Defense Costs

The Company monitors the anticipated outcome of legal actions, and if it determines that the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. As of December 31, 2006 and September 30, 2006, capitalized patent defense costs totaled $8.1 million and $6.4 million, respectively.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of comprehensive income (loss), are as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005

Net loss	$(1,235)	$(4,892)
Other comprehensive income (loss):
Foreign currency translation adjustment	873	226
Net unrealized gains on cash flow hedge derivatives	204	—
Net unrealized losses on marketable securities	—	(24)

Other comprehensive income	1,077	202

Total comprehensive loss	$(158)	$(4,690)

Net Income (Loss) Per Share

The Company computes net income (loss) per share under the provisions of SFAS 128, “Earnings per Share,” and EITF 03-06, “Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share.’” Accordingly, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period plus the dilutive effect of common equivalent shares, which include outstanding stock options, warrants, unvested shares of restricted stock using the treasury stock method and the convertible debenture using the as converted method. Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating 23.5 million shares and 24.6 million shares for the three month periods ended December 31, 2006 and 2005, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

Accounting for Share-Based Payments

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective October 1, 2005. The Company has several equity instruments that are required to be evaluated under SFAS 123R, including: stock option plans, an employee stock purchase plan, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”). The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.” SFAS 123R requires the recognition of the fair value of share-based payments as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period of the individual grantees, which generally equals the vesting period. Based on the provisions of SFAS 123R the Company’s share-based payments awards are accounted for as equity instruments. In connection with the adoption of SFAS 123R, the Company is required to amortize stock-based instruments with performance-related vesting terms over the period from the grant date to the sooner of the date upon which the performance vesting condition will be met (when that condition is expected to be met), or the time-based vesting dates. The cumulative effect of the change in accounting as a result of the adoption of SFAS 123R in

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fiscal 2006 period was $0.7 million. The amounts included in the consolidated statements of operations relating to share-based payments are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2006	2005

Cost of product and licensing	$5	$21
Cost of professional services, subscription and hosting	544	290
Cost of maintenance and support	188	48
Research and development	1,207	852
Sales and marketing	3,449	1,111
General and administrative	3,197	1,419
Cumulative effect of accounting change	—	672

	$8,590	$4,413

Stock Options

The Company has several share-based payment plans under which employees, officers, directors and consultants may be granted stock options to purchase the Company’s common stock generally at the fair market value on the date of grant. Plans do not allow for options to be granted at below fair market value nor can they be re-priced at anytime. Options granted under original plans of the Company become exercisable over various periods, typically two to four years and have a maximum term of 7 years. The Company also assumed an option plan in connection with its acquisition of Nuance Communications, Inc. (“Former Nuance”) on September 15, 2005. These stock options are governed by the original agreement (the “Former Nuance Stock Option Plan”) that they were issued under, but are now exercisable for shares of the Company. No further stock options may be issued under the Former Nuance Stock Option Plan. All stock options have been granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant. The table below summarizes activity relating to stock options for the three months ended December 31, 2006:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2006	20,654,083	$4.80
Granted	799,700	$9.91
Exercised	(1,110,724)	$4.22
Forfeited	(238,120)	$7.00
Expired	(4,910)	$5.10

Outstanding at December 31, 2006	20,100,029	$5.01	5.5 years	$129.7 million

Exercisable at December 31, 2006	12,718,079	$4.01	5.1 years	$94.8 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2006 ($11.46) and the exercise price of the underlying options. Stock options to purchase 14,802,834 shares of common stock were exercisable as of December 31, 2005.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the total unamortized fair value of stock options was $24.0 million with a weighted average remaining recognition period of 2.3 years. During the three month periods ended December 31, 2006 and 2005, the following activity occurred under the Company’s plans:

	2006	2005

Weighted-average grant-date fair value per share	$4.55	$3.02
Total intrinsic value of stock options exercised	$7.3 million	$9.1 million

The fair value of the stock options granted during the three month periods ended December 31, 2006 and 2005 were estimated on the dates of grant using the Black-Scholes model with the following weighted-average assumptions:

	2006	2005

Dividend yield	0.0%	0.0%
Expected volatility	54.8%	63.0%
Average risk-free interest rate	4.7%	4.5%
Expected term (in years)	3.8	4.6

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the historical implied volatility from traded options with a term of 180 days or greater. The risk-free interest rate is derived from the average U.S. Treasury STRIPS rate during the period, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. Upon the adoption of SFAS 123R, the Company used the simplified method provided for under SEC Staff Accounting Bulletin No. 107, which averages the contractual term of the Company’s options (7.0 years) with the vesting term (2.2 years). Beginning in the fourth quarter of fiscal 2006 the Company estimated the expected life based on the historical exercise behavior.

Restricted Awards

The Company is authorized to issue equity incentive awards in the form of Restricted Awards. Unvested Restricted Awards may not be sold, transferred or assigned. The fair value of the Restricted Awards is measured based upon the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share of the awards. The Restricted Awards generally are subject to vesting over a period of two to four years, and may have opportunities for acceleration for achievement of defined goals. Beginning in fiscal 2006, the Company began to issue certain Restricted Awards with vesting solely dependent on the achievement of specified performance targets. The fair value of the Restricted Awards is amortized to expense over its applicable vesting period using the straight-line method. In the event that the employees’ employment with the Company terminates, or in the case of awards with only performance goals those goals are not met, any unvested shares are forfeited and revert to the Company.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units are not included in issued and outstanding common stock until the shares are vested, at which point they are included as issued and outstanding. The table below summarizes activity relating to Restricted Units for the three months ended December 31, 2006:

	Number of Shares	Weighted Average
	Underlying	Remaining	Aggregate
	Restricted Units	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2006	2,750,054
Granted	1,098,105
Vested	(259,795)
Forfeited	(75,296)

Outstanding at December 31, 2006	3,513,068	1.3 years	$40.3 million

Expected to become exercisable	3,219,812	1.3 years	$36.9 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2006 ($11.46) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of December 31, 2006, unearned share-based payments expense related to unvested Restricted Units is $20.3 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.3 years. 48.3% of the Restricted Units outstanding as of December 31, 2006 are subject to performance vesting acceleration conditions. During the three month periods ended December 31, 2006 and 2005 the following activity occurred related to Restricted Units:

	2006	2005

Weighted-average grant-date fair value per share	$10.12	$5.84
Total intrinsic value of shares vested	$2.6 million	$1.1 million

Restricted Stock is included in the issued and outstanding common stock in these financial statements at date of grant. The table below summarizes activity relating to Restricted Stock for the three months ended December 31, 2006:

	Number of Shares	Weighted Average
	Underlying	Grant Date
	Restricted Stock	Fair Value

Nonvested balance at September 30, 2006	1,547,341	$5.93
Granted	14,555	$8.24

Nonvested balance at December 31, 2006	1,561,896	$5.96

The purchase price for vested Restricted Stock is $0.001 per share. As of December 31, 2006, unearned share-based payments expense related to unvested Restricted Stock is $5.6 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 1.2 years. 84.8% of the Restricted Stock outstanding as of December 31, 2006 are subject to performance vesting acceleration conditions. During the three month periods ended December 31, 2006 and 2005 the following activity occurred related to Restricted Stock:

	2006	2005

Weighted-average grant-date fair value per share	$8.24	$	N/A
Total fair value of shares vested	$—		$1.1 million

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has historically repurchased common stock upon its employees’ vesting in Restricted Awards, in order to allow the employees to cover their tax liability as a result of the Restricted Awards having vested. Assuming that the Company repurchased one-third of all vesting Restricted Awards outstanding as of December 31, 2006, such amount approximating a tax rate of its employees, and based on the weighted average recognition period of 1.3 years, the Company would repurchase approximately 2.1 million shares during the twelve month period ending December 31, 2007. During the three months ended December 31, 2006, the Company repurchased 45,770 shares of common stock at a cost of $0.5 million to cover employees’ tax obligations related to vesting of Restricted Awards.

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

Financial Instruments and Hedging Activities

The Company follows the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. To achieve hedge accounting, the criteria specified in SFAS 133, must be met, including (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net of tax, in the income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to the income statement, in the related revenue or expense caption, as appropriate. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. As of December 31, 2006, there was a $100 million interest rate swap (“the Swap”) outstanding. The Swap

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was entered into in conjunction with a term loan on March 31, 2006. The Swap was designated as a cash flow hedge, and changes in the fair value of this cash flow hedge derivative are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). At December 31, 2006 and September 30, 2006, the fair value of the Swap was $0.4 million and $0.6 million, respectively, which were included in other liabilities.

Recently Issued Accounting Standards

In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements.” EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is evaluating the impact, if any, that EITF 00-19-2 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R).” SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of September 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for the Company’s fiscal year ended September 30, 2009. The Company is currently evaluating the impact that SFAS 158 will have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for its fiscal year beginning October 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements.

In March 2006, the FASB issued EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” EITF 06-03 clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006, and thus the Company is required to adopt this standard as of January 1, 2007, in the second quarter of its fiscal year 2007. The Company is evaluating the impact, if any, that EITF 06-03 may have on its consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisition of Mobile Voice Control, Inc.

On December 29, 2006, the Company acquired all of the outstanding capital stock of Mobile Voice Control, Inc. (“MVC”), a provider of speech-enabled mobile search and messaging services, for $12.8 million. The purchase price consists of $4.5 million in cash including transaction costs, and 784,266 shares of the Company’s common stock valued at $8.3 million. The acquisition has been accounted for under the purchase method of accounting. The following table summarizes the preliminary allocation of the purchase price (in thousands):

Total purchase consideration:
Common stock issued	$8,300
Cash	4,104
Transaction costs	386

Total purchase consideration	$12,790

Allocation of the purchase consideration:
Current and non current assets	$79
Identifiable intangible assets	5,100
Goodwill	7,776

Total assets acquired	12,955
Total liabilities assumed	(165)

Net assets acquired	$12,790

Under the agreement, the Company agreed to make maximum additional payments of $18.0 million in contingent purchase price upon achievement of certain established financial targets through December 31, 2008. Additional payments, if any, related to this contingency will be accounted for as additional goodwill.

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$3,600	5.9
Patents	1,300	4.0
Non-competes	200	3.0

Total	$5,100

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable

Accounts receivable, excluding acquired unbilled accounts receivable, consisted of the following (in thousands):

	December 31,	September 30,
	2006	2006

Accounts receivable	$132,333	$118,580
Unbilled accounts receivable	12,746	12,405

	145,079	130,985
Less — allowance for doubtful accounts	(4,390)	(4,106)
Less — reserve for distribution and reseller accounts receivable	(8,393)	(9,797)
Less — allowance for sales returns	(7,094)	(6,304)

	$125,202	$110,778

Unbilled accounts receivable primarily relate to product revenue earned under royalty-based arrangements for which billing occurs in the month following receipt of the royalty report, and for professional services revenue earned under percentage of completion contracts that have not yet been billed based on the terms of the specific arrangement.

5.	Inventories, net

Inventories, net of allowances, consisted of the following (in thousands):

	December 31,	September 30,
	2006	2006

Components and parts	$2,334	$2,311
Inventory at customers	4,621	3,173
Finished products	1,105	1,311

	$8,060	$6,795

Inventory at customers reflects equipment related to in-process installations of solutions of Dictaphone contracts with customers. These contracts have not been recorded to revenue as of December 31, 2006, and therefore the inventory is on the balance sheet until such time as the contract is recorded to revenue and the inventory will be expensed to cost of sales.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the three months ended December 31, 2006, are as follows (in thousands):

Balance as of September 30, 2006	$699,333
Goodwill acquired — MVC acquisition	7,776
Purchase accounting adjustments	(3,207)
Effect of foreign currency translation	1,491

Balance as of December 31, 2006	$705,393

Goodwill adjustments during the three months ended December 31, 2006 included $2.7 million relating to the utilization of acquired deferred tax assets and $0.5 million of purchase accounting adjustments related to previous acquisitions.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist of the following (dollars in thousands):

	At December 31, 2006
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Life
				(Years)

Customer relationships	$151,417	$25,693	$125,724	8.6
Technology and patents	92,192	33,481	58,711	5.7
Tradenames and trademarks, subject to Amortization	6,951	2,526	4,425	5.7
Non-competition agreement	779	250	529	3.0

Subtotal	251,339	61,950	189,389
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$279,139	$61,950	$217,189

	At September 30, 2006
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Life
				(Years)

Customer relationships	$147,814	$20,721	$127,093	8.7
Technology and patents	91,033	30,897	60,136	6.0
Tradenames and trademarks, subject to amortization	8,750	4,092	4,658	5.9
Non-competition agreement	588	235	353	3.3

Subtotal	248,185	55,945	192,240
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$275,985	$55,945	$220,040

Amortization expense for other intangible assets with finite lives was $8.0 million and $4.5 million for the three months ended December 31, 2006 and 2005, respectively. Estimated amortization expense for each of the five succeeding years is as follows (in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2007 (January 1, 2007 to September 30, 2007)	$8,497	$15,782	$24,279
2008	11,093	19,601	30,694
2009	10,076	17,737	27,813
2010	9,291	15,469	24,760
2011	8,629	14,263	22,892
2012	6,548	13,273	19,821
Thereafter	4,577	34,553	39,130

Total	$58,711	$130,678	$189,389

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	September 30,
	2006	2006

Accrued compensation	$20,974	$21,310
Accrued sales and marketing incentives	4,604	4,454
Accrued restructuring and other charges	619	904
Accrued professional fees	6,051	3,823
Accrued acquisition costs and liabilities	556	747
Income taxes payable	4,871	3,857
Accrued other	18,232	17,579

	$55,907	$52,674

8.	Deferred and Contingent Acquisition Payments

In connection with the Company’s acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, a deferred payment of $17.5 million was due and paid to the former shareholders of Phonetic on February 1, 2007. The present value of that payment is included in current liabilities in the accompanying consolidated financial statements as of December 31, 2006 and has been accreted to the stated amount through the payment date. Under the agreement, the Company also agreed to make maximum additional payments of $35.0 million in contingent purchase price upon achievement of certain established financial targets through December 31, 2007. On June 1, 2006, the Company notified the former shareholders of Phonetic that the performance targets for the first scheduled payment of up to $12.0 million were not achieved. The former shareholders of Phonetic have objected to this determination. The Company and the former shareholders of Phonetic are in the early stages of discussing this matter. Additional payments, if any, related to this contingency will be accounted for as additional goodwill.

In connection with the Company’s acquisition of Brand & Groeber Communications GbR (“B&G”) in September 2004, the Company agreed to make maximum additional payments of up to €5.5 million upon achievement of certain established financial targets through December 31, 2006. From the date of acquisition through December 31, 2006, a total of €0.4 million was paid based on the attainment of certain performance targets and has been accounted for as additional goodwill.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Pension and Other Postretirement Benefit Plans

In connection with the acquisition of Dictaphone on March 31, 2006, the Company assumed the assets and obligations related to its defined benefit pension plans, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. The Company also assumed a post-retirement health care and life insurance benefit plan which provides certain post-retirement health care and life insurance benefits, as well as a fixed subsidy for qualified former employees in the United States and Canada. The components of net periodic benefit cost of the benefit plans were as follows (in thousands):

	Pension	Other
	Benefits	Benefits

Service cost	$68	$26
Interest cost	294	19
Amortization of net (gain) loss	—	—
Expected return on plan assets	(300)	—
Amortization of prior service cost	—	—

Net period benefit cost	$62	$45

10.	Credit Facilities and Debt

On March 31, 2006 the Company entered into a new senior secured credit facility (the “2006 Credit Facility”). The 2006 Credit Facility consists of a $355.0 million 7-year term loan which matures on March 31, 2013 and a $75.0 million revolving credit line which matures on March 31, 2012. The available revolving credit line capacity is reduced, as necessary, to account for certain letters of credit outstanding. As of December 31, 2006, there were $17.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

Borrowings under the 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at the Company’s option, either (a) a base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) a LIBOR rate determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars. The applicable margin for borrowings under the 2006 Credit Facility ranges from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.50% to 2.00% per annum with respect to LIBOR-based borrowings, depending upon the Company’s leverage ratio. As of December 31, 2006, the Company’s applicable margin is 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. The Company is required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of December 31, 2006, the commitment fee rate is 0.50%.

The Company capitalized approximately $9.0 million in debt issuance costs related to the opening of the 2006 Credit Facility. The costs associated with the revolving credit facility are being amortized as interest expense over six years, through March 2012, while the costs associated with the term loan are being amortized as interest expense over seven years, through March 2013, which are the maturity dates of the revolving line and term facility, respectively under the 2006 Credit Facility. The effective interest method is used to calculate the amortization of the debt issuance costs for both the revolving credit facility and the term loan. These debt issuance costs, net of accumulated amortization of $1.0 million, are included in other assets in the consolidated balance sheet as of December 31, 2006.

The $355.0 million term loan is subject to repayment consisting of a baseline amortization of 1% per annum ($3.55 million per year, due in four equal quarterly installments), and an annual excess cash flow sweep, as defined in the 2006 Credit Facility, which will be first payable beginning in the first quarter of fiscal 2008, based on the excess cash flow generated in fiscal 2007. As of December 31, 2006, we have repaid $2.7 million of principal under

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the term loan agreement. Any borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that the Company may make, will be repaid upon maturity. If only the baseline repayments are made, the aggregate annual maturities of the term loan would be as follows (in thousands):

Year Ending September 30,	Amount

2007 (January 1, 2007 to September 30, 2007)	$2,663
2008	3,550
2009	3,550
2010	3,550
2011	3,550
2012	3,550
Thereafter	331,925

Total	$352,338

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

The 2006 Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to: incur additional indebtedness, create liens on assets, enter into certain sale and lease-back transactions, make investments, make certain acquisitions, sell assets, engage in mergers or consolidations, pay dividends and distributions or repurchase the Company’s capital stock, engage in certain transactions with affiliates, change the business conducted by the Company and its subsidiaries, amend certain charter documents and material agreements governing subordinated indebtedness, prepay other indebtedness, enter into agreements that restrict dividends from subsidiaries and enter into certain derivatives transactions. The 2006 Credit Facility is governed by financial covenants that include, but are not limited to, maximum total leverage and minimum interest coverage ratios, as well as to a maximum capital expenditures limitation. The 2006 Credit Facility also contains certain customary affirmative covenants and events of default. As of December 31, 2006, the Company was in compliance with the covenants under the 2006 Credit Facility.

11.	Accrued Business Combination Costs

In connection with the acquisitions of SpeechWorks International, Inc. in August 2003 and Former Nuance in September 2005, the Company has assumed obligations relating to certain leased facilities expiring in 2016 and 2012, respectively, and that were abandoned by the acquired companies prior to the acquisition date. The fair value of the obligations, net of estimated sublease income, are recognized as liabilities assumed by the Company and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill. The net payments have been discounted in calculating the fair value of the obligation as of the date of acquisition, and the discount is being accreted through expected maturity. Cash payments net of sublease receipts are presented as cash used in financing activities on the consolidated statements of cash flows. As of December 31, 2006, the total gross payments due from the Company to the landlords of the facilities is $85.8 million. This is reduced by $21.1 million of sublease income and a $6.0 million present value discount.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross value of the lease exit costs will be paid out approximately as follows: $9.3 million in the remaining months of fiscal 2007, $12.8 million in fiscal 2008, $13.2 million in fiscal 2009, $13.6 million in fiscal 2010, $14.2 million in fiscal 2011, and $22.8 million in total from fiscal 2012 through fiscal 2016. These gross payment obligations are included in the commitments disclosed in Note 14.

Additionally, the Company has implemented restructuring plans to eliminate duplicate facilities, personnel or assets in connection with the business combinations. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” costs such as these are recognized as liabilities assumed by the Company, and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill. As of December 31, 2006, total gross payments due from the Company to the landlords of the facilities is $3.0 million. This is reduced by $1.0 million of sublease income. The gross value of the lease exit costs will be paid through fiscal 2009. These gross payment obligations are included in the commitments disclosed in Note 14.

Current activity charged against the accrued business combination costs for the three months ended December 31, 2006 was as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2006	$59,221	$844	$60,065
Charged to goodwill	(96)	(615)	(711)
Charged to interest expense	501	—	501
Cash payments, net of sublease receipts	(3,070)	(229)	(3,299)

Balance at December 31, 2006	$56,556	$—	$56,556

12.	Restructuring and Other Charges

Current activity charged against the restructuring accrual for the three months ended December 31, 2006 was as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2006	$530	$374	$904
Cash payments and foreign exchange	(285)	—	(285)

Balance at December 31, 2006	$245	$374	$619

The remaining personnel-related accrual as of December 31, 2006 is primarily composed of amounts due under a restructuring charge taken in the fourth quarter of fiscal 2005 which is expected to be paid during fiscal 2007.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock

On May 5, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company, Warburg Pincus Private Equity VIII, L.P. and certain of its affiliated entities (collectively “Warburg Pincus”) pursuant to which Warburg Pincus agreed to purchase, and the Company agreed to sell, 3,537,736 shares of its common stock and warrants to purchase 863,236 shares of its common stock for an aggregate purchase price of $15.1 million. The warrants have an exercise price of $5.00 per share and a term of four years. On May 9, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. The Company also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company and Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and the Company agreed to sell 14,150,943 shares of the Company’s common stock and warrants to purchase 3,177,570 shares of the Company’s common stock for an aggregate purchase price of $60.0 million. The warrants have an exercise price of $5.00 per share and a term of four years. The warrants provide the holder with the option to exercise the warrants on a net, or cashless, basis. On September 15, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. The net proceeds from these two fiscal 2005 financings was $73.9 million. In connection with the financings, the Company granted Warburg Pincus registration rights giving Warburg Pincus the right to request that the Company use commercially reasonable efforts to register some or all of the shares of common stock issued to Warburg Pincus under both the Securities Purchase Agreement and Stock Purchase Agreement, including shares of common stock underlying the warrants. The Company has evaluated these warrants under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and has determined that the warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheet.

On December 29, 2006, the Company issued 784,266 shares of its common stock in connection with the acquisition of MVC. See Note 3 for further disclosure relating to the issuance.

Common Stock Warrants

In fiscal 2005 the Company issued several warrants for the purchase of its common stock. Warrants were issued to Warburg Pincus as described above. Additionally, on November 15, 2004, in connection with the acquisition of Phonetic, the Company issued unvested warrants to purchase 750,000 shares of its common stock at an exercise price of $4.46 per share that will vest, if at all, upon the achievement of certain performance targets. The warrants provide the holder with the option to exercise the warrants on a net, or cashless, basis. The initial valuation of the warrants occurred upon closing of the Phonetic acquisition, February 1, 2005, and was treated as purchase consideration in accordance with EITF 97-8, “Accounting for Contingent Consideration Issued in a Purchase Business Combination.”

In March 1999 the Company issued Xerox a ten-year warrant with an exercise price for each warrant share of $0.61. This warrant is exercisable for the purchase of 525,732 shares of the Company’s common stock. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation, including this warrant, for approximately $80 million. In connection with this transaction, Warburg Pincus acquired new warrants to purchase 2.5 million additional shares of the Company’s common stock from the Company for total consideration of $0.6 million. The warrants have a six-year life and an exercise price of $4.94. The warrants provide the holder with the option to

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise the warrants on a net, or cashless, basis. The Company received this payment of $0.6 million during the quarter ended June 30, 2004.

In connection with the acquisition of SpeechWorks in 2003, the Company issued a warrant to its investment banker, expiring on August 11, 2011, for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $3.98 per share. The warrant provides the holder with the option to exercise the warrants on a net, or cashless, basis. The warrant became exercisable on August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 60%, a risk-free interest rate of 4.03%, an expected term of 8 years, no dividends and a stock price of $3.92, based on the Company’s stock price at the time of issuance. During the three months ended December 31, 2006, the warrant was exercised to purchase 125,620 shares of the Company’s common stock. The holder of the warrant elected a cashless exercise resulting in a net issuance of 75,623 shares of the Company’s common stock. As of December 31, 2006, a warrant to purchase 24,380 shares of the Company’s common stock remains outstanding.

Also in connection with the acquisition of SpeechWorks, the Company assumed outstanding warrants previously issued by SpeechWorks to America Online. These warrants allow for the purchase of up to 219,421 shares of the Company’s common stock, and were issued in connection with a long-term marketing arrangement. The warrant is currently exercisable at a price of $14.49 per share and provides the holder with the option to exercise the warrants on a net, or cashless, basis. The warrant expires on June 30, 2007 and the value of the warrant was insignificant.

Based on its review of EITF 00-19, the Company has determined that each of the above-noted warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheets.

14.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for office space around the world. In connection with many of its acquisitions the Company assumed facility lease obligations. Among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 11). Additionally, certain of the Company’s lease obligations have been included in various restructuring charges (Note 11 and Note 12). The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2006 (in thousands):

			Other
			Contractual
	Operating	Leases Under	Obligations
Year Ending September 30,	Leases	Restructuring	Assumed	Total

2007 (January 1, 2007 to September 30, 2007)	$4,851	$1,395	$9,278	$15,524
2008	7,785	1,558	12,780	22,123
2009	7,553	1,432	13,202	22,187
2010	6,494	518	13,639	20,651
2011	5,740	535	14,172	20,447
2012	4,802	552	12,661	18,015
Thereafter	14,708	328	10,093	25,129

Total	$51,933	$6,318	$85,825	$144,076

At December 31, 2006, the Company has subleased certain office space that is included in the above table to third parties. Total sub-lease income under contractual terms is $25.3 million, which ranges from approximately $1.4 million to $3.8 million on an annual basis through February 2016.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with certain of its acquisitions, the Company assumed certain financial guarantees that the acquired companies had committed to the landlords of certain facilities. These financial guarantees are secured by the 2006 Credit Facility or are secured by certificates of deposit. The total financial guarantees were $17.8 million, of which $0.6 million and $0.8 million were secured by certificates of deposit which were classified as restricted cash in other assets as of December 31, 2006 and September 30, 2006, respectively.

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

On November 8, 2006, VoiceSignal Technologies, Inc. filed an action against the Company and eleven of its resellers in the United States District Court for the Western District of Pennsylvania claiming patent infringement. VoiceSignal is seeking damages and injunctive relief. In the lawsuit, VoiceSignal alleges that the Company is infringing United States Patent No. 5,855,000 which is related to improving correction in a dictation application based on a two input analysis. The Company believes the claims have no merit, and intends to defend the action vigorously.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years from the acquisition date. In connection with these indemnifications, the Company has purchased director and officer insurance policies related to these obligations covering the full period of six years.

At December 31, 2006, the Company has $6.4 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders currently scheduled in its backlog.

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

Revenue, classified by the major geographic areas in which the Company’s customers are located, were as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005

United States	$101,550	$49,916
International	31,871	25,636

Total	$133,421	$75,552

No country outside of the United States composed greater than 10% of total revenue.

The following table presents revenue information for principal product lines, which do not constitute separate segments (in thousands):

	Three Months Ended
	December 31,
	2006	2005

Speech	$115,002	$58,168
Imaging	18,419	17,384

Total	$133,421	$75,552

No customer accounted for greater than 10% of accounts receivable as of December 31, 2006 or September 30, 2006.

The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	December 31,	September 30,
	2006	2006

United States	$874,706	$865,884
International	102,436	105,869

Total	$977,142	$971,753

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Pro Forma Results

The following table reflects unaudited pro forma results of operations of the Company assuming that the Dictaphone acquisition had occurred on October 1, 2005 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2006	2005

Revenue	$133,421	$117,717
Net loss	(1,235)	(10,462)
Net loss per basic and diluted share	$(0.01)	$(0.07)

The Company has not furnished pro forma financial information relating to the MVC acquisition because such information is not material. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the period indicated.

17.	Related Parties

A member of the Company’s Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to the Company. For the three months ended December 31, 2006, no payments were made to Wilson Sonsini Goodrich & Rosati and $1.6 million were paid to Wilson Sonsini Goodrich & Rosati for professional services provided to the Company for the three months ended December 31, 2005. As of December 31, 2006 and September 2006 the Company had $1.1 million and $0.6 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

18.	Subsequent Events

On January 26, 2007, the Company repurchased 261,422 shares of the Company’s common stock from former MVC stockholders which were originally issued in connection with the acquisition of MVC on December 29, 2006, for a total purchase price of $3.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of our business. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in Item 1A — “Risk Factors” and elsewhere in this Quarterly Report.

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

Our software can be delivered as part of a larger integrated system, such as systems for customer service call centers, or as an independent application, such as dictation, medical transcription, document or PDF conversion, navigation systems in automobiles or digital copiers on a network. In select situations we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. Our products and technologies deliver a measurable return on investment to our customers and our goal is to help our customers optimize productivity and reduce costs.

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

Our business is predicated on providing our partners and customers with a comprehensive portfolio of value-added solutions, ensuring technological leadership, promoting the broad adoption of our innovative technology and building global sales and channel relationships. We continue to execute on our strategy of maintaining leadership in speech and imaging through sustained growth in our ongoing operations as well as through strategic acquisitions that complement our existing capabilities.

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

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2006.

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the periods indicated:

	Three Months
	Ended December 31,
	2006	2005

Revenue:
Product and licensing	56.8%	70.4%
Professional services, subscription and hosting	21.0	19.3
Maintenance and support	22.2	10.3

Total revenue	100.0	100.0

Costs and expenses:
Cost of product and licensing	7.7	6.6
Cost of professional services, subscription and hosting	15.4	14.3
Cost of maintenance and support	5.2	2.5
Cost of revenue from amortization of intangible assets	2.2	3.3

Gross margin	69.5	73.3

Research and development	12.3	16.1
Sales and marketing	32.9	37.5
General and administrative	11.5	19.4
Amortization of other intangible assets	3.9	2.6

Total operating expenses	60.6	75.6

Income (loss) from operations	8.9	(2.3)
Other income (expense), net	(5.1)	(0.2)

Income (loss) before income taxes	3.8	(2.5)
Provision for income taxes	4.7	3.1

Loss before cumulative effect of accounting changes	(0.9)	(5.6)
Cumulative effect of accounting change	—	(0.9)

Net loss	(0.9)%	(6.5)%

Total Revenue

The following table shows total revenue by geographic location, based on the location of our customers, in absolute dollars and percentage change (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

United States	$101.5	$49.9	$51.6	103%
International	31.9	25.6	6.3	25%

Total revenue	$133.4	$75.5	$57.9	77%

The increase in total revenue for the three months ended December 31, 2006, as compared to the same period ended December 31, 2005, was primarily attributable to $43.2 million of revenue related to our acquisition of Dictaphone and a $14.7 million increase in organic total revenue or 19%, across all business units. Included in this organic growth, network revenue increased 15%, dictation revenue increased 40% primarily related to our fourth quarter release of Dragon NaturallySpeaking version 9.0 during fiscal 2006, embedded revenue increased by 33% and imaging revenue increased by 7%.

Based on the location of our customers, the geographic split for the three months ended December 31, 2006 was 76% of total revenue in the United States and 24% internationally. This compares to 66% of total revenue in the United States and 34% internationally for the three months ended December 31, 2005. The increase in revenue generated in the United States was primarily due to sales of Dictaphone products, 94% of which are derived in the United States. Excluding the Dictaphone revenue, for the three months ended December 31, 2006, 67% of total revenue was derived from customers in the United States and 33% internationally.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our speech and imaging products and technology. The following table shows product and licensing revenue in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

Product and licensing revenue	$75.7	$53.2	$22.5	42%

As a percentage of total revenue	57%	70%

The increase in product and licensing revenue was primarily due to $11.9 million of revenue attributable to our acquisition of Dictaphone. Excluding the impact of this acquisition, product and licensing revenue grew $10.6 million, or 20%, compared to the three month period ended December 31, 2005. Due to a change in revenue mix, driven primarily by the growth of maintenance and support revenue, product and licensing revenue as a percentage of total revenue declined 14% for the three month period ended December 31, 2006 as compared to the same period ended December 31, 2005.

Speech related product and licensing revenue increased $21.6 million, or 60% for the three months ended December 31, 2006 as compared to the same period ended December 31, 2005. Excluding revenue due to our acquisition of Dictaphone, speech related product and licensing revenue increased by $9.7 million, or 27%. The growth in speech revenue resulted from increased sales of our embedded products in the automotive market and handsets, as well as increased sales of our dictation products related to our fourth quarter of fiscal 2006 release of Dragon NaturallySpeaking 9.0 and increased sales of our networked-based products into enterprise customers. Product and licensing revenue from our imaging products increased by $0.9 million, or 6%, due to increased sales of our PDF product family with the September 2006 release of PDF 4.0 and the May 2006 release of PaperPort 11.

Professional Services, Subscription and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for speech customers. Subscription and hosting revenue primarily relates to delivering hosted and on-site directory assistance and transcription and dictation services over a specified term. The following table shows professional services, subscription and hosting revenue in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

Professional services, subscription and hosting revenue	$28.0	$14.6	$13.4	92%

As a percentage of total revenue	21%	19%

The increase in professional services revenue for the three months ended December 31, 2006, as compared to the same period ended December 31, 2005, was primarily due to a $11.7 million increase in revenue attributable to our acquisition of Dictaphone. The remaining increase is primarily attributable to a $2.5 million, or 23% increase in Network services revenue. These increases were offset by a decrease in our embedded professional services revenue.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance service for our speech products including network, embedded and dictation and transcription products. The following table shows maintenance and support revenue in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

Maintenance and support revenue	$29.7	$7.8	$21.9	281%

As a percentage of total revenue	22%	10%

As a percentage of total revenue, maintenance and support revenue grew 12% for the three month period ended December 31, 2006, as compared to the same period ended December 31, 2005. $19.6 million of this increase is attributable to our acquisition of Dictaphone, which has a significant customer base of maintenance and support contracts from historic sales of product. The remaining increase in maintenance and support revenue is primarily attributable to a $2.2 million, or 30%, increase in network maintenance and support contracts due to our continued strong renewal rates as well as from new sales of our network products.

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs, third-party royalty expenses, and share-based payments. The following table shows cost of product and licensing revenue, in absolute dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

Cost of product and licensing revenue	$10.2	$5.0	$5.2	104%

As a percentage of product and licensing revenue	13%	9%

This increase in cost of product and licensing revenue was primarily due to $3.9 million of costs attributable to our acquisition of Dictaphone. As a percentage of product and licensing revenue, cost of revenue increased 4% for the three months ended December 31, 2006, as compared to the same period ended December 31, 2005. The increase was largely due to the higher cost of our Dictaphone healthcare products resulting from the inclusion of third party hardware in the solutions licensed to customers. Excluding the impact of this acquisition, cost of revenue increased by $1.4 million, or a decrease in gross margin of 1%. This increase in cost is due to higher material and fulfillment costs net of a decrease in royalties driven largely by contractual changes for our embedded product lines’ royalties.

Cost of Professional Services, Subscription and Hosting Revenue

Cost of professional services, subscription and hosting revenue primarily consists of compensation for consulting personnel, outside consultants, overhead, and share-based payments, as well as the hardware and communications fees that support our subscription and hosted solutions. The following table shows cost of professional services, subscription and hosting revenue, in absolute dollars and as a percentage of professional services, subscription and hosting revenue (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

Cost of professional services, subscription and hosting revenue	$20.6	$10.8	$9.8	91%

As a percentage of professional services, subscription and hosting revenue	74%	74%

The increase in cost of professional services, subscription and hosting revenue for the three months ended December 31, 2006, as compared to the same period ended December 31, 2005, was primarily due to a $10.4 million increase in cost attributable to our acquisition of Dictaphone which has a large subscription-based licensing and hosted application customer base. Excluding the impact of this acquisition, cost of professional services revenue decreased by $0.6 million, or 12% as a percentage of revenue, as synergies were realized from the merging of the service teams of acquired businesses into our service teams.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead, as well as share-based payments. The following table shows cost of maintenance and support revenue, in absolute dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

Cost of maintenance and support revenue	$7.0	$1.9	$5.1	268%

As a percentage of maintenance and support revenue	24%	24%

The increase in cost of maintenance and support revenue for the three months ended December 31, 2006, as compared to the same period ended December 31, 2005, was primarily due to a $4.4 million increase in cost attributable to our acquisition of Dictaphone which has a significant customer base of maintenance and support contracts from historic licensing of product. Excluding the impact of this acquisition, cost of maintenance and support as a percentage of the revenue remains consistent with the prior period.

Cost of Revenue from Amortization of Intangible Assets

Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology using the straight-line basis over their estimated useful lives. We evaluate the recoverability of intangible assets periodically or whenever events or changes in business circumstances indicate that the carry value of our intangible assets may not be recoverable. The following table shows cost of revenue from amortization of intangible assets in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

Cost of revenue from amortization of intangible assets	$2.9	$2.5	$0.4	16%

As a percentage of total revenue	2%	3%

The increase in amortization of other intangible assets for the three months ended December 31, 2006, as compared to the same period in fiscal 2006, was attributable to a $0.8 million increase in the amortization of identifiable intangible assets acquired in connection with our acquisition of Dictaphone on March 31, 2006. The increase was offset by a $0.4 million decrease in amortization expense related to a purchased technology which was written down to its net realizable value during the fourth quarter of fiscal 2006.

Research and Development Expense

Research and development expense primarily consists of salaries and benefits, overhead, as well as share-based payments relating to our engineering staff. The following table shows research and development expense, in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

Total research and development expense	$16.5	$12.2	$4.3	35%

As a percentage of total revenue	12%	16%

The increase in research and development expense in absolute dollars for the three months ended December 31, 2006, as compared to the same period ended December 31, 2005, was primarily due to a $1.9 million increase in compensation related expenses associated with increased average headcount of 38 employees mainly resulting from our acquisition of Dictaphone. The remaining increase was attributable to an increase of $1.2 million in outside contractor related expenses and $1.2 million increase in other headcount related expenses, including share-based payments, travel and infrastructure related expenses. While continuing to increase in absolute dollars, research and development expense has decreased relative to our total revenue. This decrease in expense as a percentage of total revenue reflects synergies resulting from the integration of the research and development organizations of acquired businesses into our research and development organization.

We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we plan to continue to invest in research and development activities. To date, we have not capitalized any internal development costs as the cost incurred after technological feasibility but before release of products has not been significant.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, share-based payments, commissions, advertising, direct mail, public relations, tradeshows and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

Total sales and marketing expense	$43.9	$28.3	$15.6	55%

As a percentage of total revenue	33%	37%

The increase in sales and marketing expenses in absolute dollars for the three months ended December 31, 2006, as compared to the same period ended December 31, 2005, was primarily due to a $10.8 million increase in compensation and headcount related expenses, including commissions, travel and infrastructure related expenses, associated with increased average headcount of 131 sales employees and 24 marketing employees primarily resulting from our acquisition of Dictaphone. The remaining increase was attributable to a $2.5 million increase in share-based payments as well as a $2.3 million increase in advertising and marketing spending for existing products as well as healthcare products from Dictaphone. While continuing to increase in absolute dollars, sales and marketing expense has decreased relative to our total revenue. This decrease in expense as a percentage of total revenue reflects synergies resulting from the integration of the sales and marketing organizations of acquired businesses into our sales and marketing organization.

General and Administrative Expense

General and administrative expenses primarily consist of personnel costs (including share-based payments and other overhead), for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

Total general and administrative expense	$15.4	$14.6	$0.8	6%

As a percentage of total revenue	12%	19%

The general and administrative expense in absolute dollars remained relatively flat for the three months ended December 31, 2006, as compared to the same period ended December 31, 2005. The acquisition of Dictaphone added additional expense of $2.4 million, including $0.4 million paid to Dictaphone staff for non-recurring activities necessary to transition knowledge and processes post-acquisition. Excluding the impact of this acquisition, general and administrative expense decreased $1.6 million due primarily to a decrease of $0.8 million in bonus and compensation expenses as well as a decrease of $2.6 million in outside services. These decreases were offset by an increase of $1.8 million in share-based payments. The decrease in outside services is due to a reduction in legal services as well as staffing and contractors needed to comply with the provisions of Sarbanes Oxley and the implementation of SFAS 123R during the first quarter of fiscal 2006. While the expense increased slightly in absolute dollars, general and administrative expense has decreased relative to our total revenue. This decrease in expense as a percentage of total revenue reflects synergies resulting from the integration of the general and administrative organizations of acquired businesses into our general and administrative organization.

Amortization of Other Intangible Assets

Amortization of other intangible assets into operating expense includes amortization of acquired customer and contractual relationships, non-competition agreements and acquired trade names and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefit of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We evaluate these assets for impairment and for appropriateness of their remaining life on an ongoing basis. The following table shows amortization of other intangible assets in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

Cost of revenue from amortization of intangible assets	$5.2	$2.0	$3.2	160%

As a percentage of total revenue	4%	3%

The increase in amortization of other intangible assets for the three months ended December 31, 2006, as compared to the same period ended December 31, 2005, was attributable to the amortization of identifiable intangible assets acquired from the acquisition of Dictaphone on March 31, 2006.

Restructuring and Other Charges (Credits), Net

Current activity charged against the restructuring accrual for the three months ended December 31, 2006 was as follows (dollars in millions):

	Facilities	Personnel	Total

Balance at September 30, 2006	$0.5	$0.4	$0.9
Cash payments and foreign exchange	(0.3)	—	(0.3)

Balance at December 31, 2006	$0.2	$0.4	$0.6

The remaining personnel-related accrual as of December 31, 2006 is primarily comprised of amounts due under a restructuring charge taken in the fourth quarter of fiscal 2005 which is expected to be paid during fiscal 2007.

Other Income (Expense), Net

The following table shows other income (expense), net in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

Interest income	$1.4	$0.7	$0.7	100%
Interest expense	(7.7)	(1.0)	$(6.7)	670%
Other income (expense), net	(0.5)	—	$(0.5)	—

Total other income (expense), net	$(6.8)	$(0.3)	$(6.5)	2,167%

As a percentage of total revenue	(5)%	—%

The increase in interest income was primarily due to higher cash balances during the three month period ended December 31, 2006, as compared to the same period ended December 31, 2005. The increase in interest expense was mainly due to interest expense paid as well as the amortization of debt issuance costs associated with the credit facility we entered into on March 31, 2006. Other income (expense) principally consisted of foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries whose operations are denominated in other than their local currencies, as well as the translation of certain of our intercompany balances.

Provision for Income Taxes

The following table shows the provision for income taxes in absolute dollars and the effective income tax rate (in millions):

	Three Months Ended December 31,		Dollar	Percent
	2006	2005	Change	Change

Income tax provision	$6.3	$2.3	$4.0	174%

Effective income tax rate	124%	(120)%

The income tax provision for the quarter ended December 31, 2006 includes provisions for current and deferred federal, state, and foreign taxes of approximately $2.7 million and an increase in the valuation allowance of approximately $3.6 million.

The variance of our effective income tax rate from the federal statutory rate of 35% is due primarily to state income taxes, the disallowance for tax purposes of certain share based compensation charges, and the increase in our valuation allowance with respect to certain deferred tax assets.

Valuation allowances have been established for deferred tax assets which we believe do not meet the “more likely than not” realization criteria established by SFAS 109, “Accounting for Income Taxes” and that are not otherwise offset by deferred tax liabilities. The U.S. deferred tax assets relate primarily to net operating loss and tax credit carryforwards (resulting both from business combinations and from operations). Deferred tax liabilities have been recorded that relate primarily to intangible assets established in connection with business combinations. Certain of these intangible assets have indefinite lives, and the resulting deferred tax liability associated with these assets is not allowed as an offset to our deferred tax assets for purposes of determining the required amount of our valuation allowance. At December 31, 2006, the amount of this deferred tax liability was approximately $20.9 million.

Our utilization of deferred tax assets that were acquired in a business combination results in a reduction of our valuation allowance and an increase to goodwill. Our establishment of new deferred tax assets as a result of operating activities requires an increase in our valuation allowance that causes an increase to tax expense.

The tax provision also includes state and foreign tax expense as determined on a legal entity and tax jurisdiction basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $129.7 million as of December 31, 2006, an increase of $17.4 million compared to $112.3 million as of September 30, 2006. This increase was composed of cash provided by operating activities of $26.1 million, offset by the net impact of cash used in financing activities and investing activities. Our working capital was $67.4 million at December 31, 2006 as compared to $51.3 million at the end of fiscal 2006. As of December 31, 2006, total accumulated deficit was $191.4 million. We do not expect our accumulated deficit will impact our future ability to operate given our strong cash and financial position.

Cash provided by operating activities

Cash provided by operating activities for the three months ended December 31, 2006 was $26.1 million, an increase of $27.2 million, or 2,473%, as compared to net cash used in operating activities of $1.1 million for the three months ended December 31, 2005. The increase was primarily composed of changes relating to the net loss after adding back non-cash items such as depreciation and amortization, and share-based payments; in the first quarter of fiscal 2007 this amount was $23.6 million compared to $8.3 million in the first quarter of fiscal 2006, an increase of $15.3 million, or 184%. Accounts payable provided $8.5 million in cash from operations, having changed from a $1.9 million use of cash in the fiscal 2006 period to a $6.6 million source of cash in the fiscal 2007 period. The increase in deferred revenue also contributed $4.7 million to the operating cash flow improvement during the fiscal 2007 period.

Cash used in investing activities

Cash used in investing activities for the three months ended December 31, 2006 was $8.4 million, an increase of $11.6 million, or 363%, as compared to net cash provided by investing activities of $3.2 million for the three months ended December 31, 2005. The increase in cash used in investing activities was primarily driven by a decrease of $20.4 million in cash proceeds from maturities of marketable securities as well as an increase of $1.5 million related to cash paid for capitalized patent defense costs and capital expenditures for property and equipment. These increases were partially offset by a $10.3 million decrease in cash payments related to acquisitions.

Cash provided by financing activities

Cash provided by financing activities for the three months ended December 31, 2006 was $42,000, as compared to net cash used in financing activities of $6.1 million for the three months ended December 31, 2005. The change was composed of a net decrease of $11.5 million in deferred acquisition payments, a decrease of $0.5 million in cash payment related to treasury stock as well as a $0.7 million increase in excess tax benefits from share-based payments. These additional cash provided by financing activities were partially offset by a net decrease in proceeds of $6.5 million, or 60.6% from the issuance of common stock under employee share-based payment plans.

Credit Facility

On March 31, 2006 we entered into a new senior secured credit facility, the 2006 Credit Facility. The 2006 Credit Facility consists of a $355.0 million, 7-year term loan which matures on March 31, 2013 and a $75.0 million revolving credit line which matures on March 31, 2012. The available revolving credit line capacity is reduced, as necessary, to account for letters of credit outstanding. As of December 31, 2006, there were $17.2 million of letters of credit issued under the revolving credit line and there were no outstanding borrowings under the revolving credit line.

Borrowings under the 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) a base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) a LIBOR rate determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars. The applicable margin for borrowings under the 2006 Credit Facility ranges from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.50% to 2.00% per annum with respect to LIBOR-based borrowings, depending upon our leverage ratio. As of December 31,

2006, our applicable margin is 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of December 31, 2006, our commitment fee rate is 0.50%.

We capitalized approximately $9.0 million in debt issuance costs related to the opening of the 2006 Credit Facility. The costs associated with the revolving credit facility are being amortized as interest expense over six years, through March 2012, while the costs associated with the term loan are being amortized as interest expense over seven years, through March 2013, which is the maturity date of the revolving line and term facility, respectively under the 2006 Credit Facility. The effective interest rate method is used to calculate the amortization of the debt issuance costs for both the revolving credit facility and the term loan. These debt issuance costs, net of accumulated amortization of $1.0 million, are included in other assets in the consolidated balance sheet as of December 31, 2006.

The $355.0 million term loan is subject to repayment consisting of a baseline amortization of 1% per annum ($3.55 million per year, due in four equal quarterly installments), and an annual excess cash flow sweep, as defined in the 2006 Credit Facility, which will be first payable beginning in the first quarter of fiscal 2008, based on the excess cash flow generated in fiscal 2007. As of December 31, 2006, we have repaid $2.7 million of principal under the term loan agreement. Any borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the aggregate annual maturities of the term loan would be as follows (in thousands):

Year Ending September 30,	Amount

2007 (January 1, 2007 to September 30, 2007)	$2,663
2008	3,550
2009	3,550
2010	3,550
2011	3,550
2012	3,550
Thereafter	331,925

Total	$352,338

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

The 2006 Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness, create liens on assets, enter into certain sale and lease-back transactions, make investments, make certain acquisitions, sell assets, engage in mergers or consolidations, pay dividends and distributions or repurchase our capital stock, engage in certain transactions with affiliates, change the business conducted by us, amend certain charter documents and material agreements governing subordinated indebtedness, prepay other indebtedness, enter into agreements that restrict dividends from subsidiaries and enter into certain derivatives transactions. The 2006 Credit Facility is governed by financial covenants that include, but are not limited to, maximum total leverage and minimum interest coverage ratios, as well as to a maximum capital expenditures limitation. The 2006 Credit Facility also contains certain customary affirmative covenants and events of default. As of December 31, 2006, we were in compliance with the covenants.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2006 (in millions):

	Payments Due by Period
		Remaining		Fiscal 2009	Fiscal 2011
Contractual Obligations	Total	Fiscal 2007	Fiscal 2008	and 2010	and 2012	Thereafter

Term loan under credit facility	$352.4	$2.7	$3.5	$7.1	$7.1	$332.0
Deferred payments on acquisitions(1)	17.5	17.5	—	—	—	—
Lease obligations:
Capital leases	0.8	0.3	0.4	0.1	—	—
Operating leases	51.9	4.9	7.8	14.0	10.5	14.7
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions(2)	6.3	1.4	1.6	1.9	1.1	0.3
Pension, minimum funding requirement(3)	7.6	1.3	1.8	3.5	1.0	—
Purchase commitments(4)	6.4	6.4	—	—	—	—
Other long-term liabilities assumed(5)	85.8	9.3	12.8	26.8	26.8	10.1

Total contractual cash obligations	$528.7	$43.8	$27.9	$53.4	$46.5	$357.1

(1)	Obligation related to a deferred payment in connection with acquisition of Phonetic System Ltd. (“Phonetic”) which was paid on February 1, 2007.

(2)	Obligations include contractual lease commitments related to two facilities that were part of a 2005 restructuring plan. As of December 31, 2006, total gross lease obligations are $3.3 million and are included in the contractual obligations herein. The remaining obligations represent contractual lease commitments associated with the implemented plans to eliminate duplicate facilities in conjunction with our acquisitions of Former Nuance and Phonetic during fiscal 2005 and our acquisition of Dictaphone during fiscal 2006, and have been included as liabilities in our consolidated balance sheet as part of purchase accounting. As of December 31, 2006, we have subleased two of the facilities to unrelated third parties with total sublease income of $4.2 million through fiscal 2013.

(3)	Our U.K. pension plan has a minimum funding requirement of £859,900 (approximately $1.7 million based on the exchange rate at December 31, 2006) for each of the next 5 years, through fiscal 2011.

(4)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(5)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessors prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of

Former Nuance in September 2005. These restructuring programs related to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $85.8 million. As of December 31, 2006, we have sub-leased certain of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $21.1 million, which ranges from $2.7 million to $2.9 million on an annualized basis through 2016.

Financial Instruments

During fiscal 2006, we entered into an interest rate swap with a notional value of $100 million. The interest rate swap was entered into as a hedge of the 2006 Credit Facility to effectively change the characteristics of the interest rate without actually changing the debt instrument. At its inception, we documented the hedging relationship and determined that the hedge is perfectly effective and designated it as a cash flow hedge. The interest rate swap will hedge the variability of the cash flows caused by changes in U.S. dollar LIBOR interest rates. The swap was marked to market at each reporting date. The fair value of the swap at December 31, 2006 was $0.4 million which was included in other liabilities. Changes in the fair value of the cash flow hedge are reported in stockholders’ equity as a component of other comprehensive income.

Off-Balance Sheet Arrangements

Through December 31, 2006, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements.” EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of EITF 00-19-2 will have on our consolidated financial statements but do not expect it will have a material impact.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2006, could have an adverse impact on our revenue, operating results or cash flows.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the 2006 Credit Facility.

At December 31, 2006, we held approximately $129.7 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

At December 31, 2006, our total outstanding debt balance exposed to variable interest rates was $352.3 million. To partially offset this variable interest rate exposure, we entered into a $100 million interest rate swap derivative contract. The interest rate swap is structured to offset period changes in the variable interest rate without changing the characteristics of the underlying debt instrument. A hypothetical change in market rates would have a significant impact on the interest expense and amounts payable relating to the $252.3 million of debt that is not offset by the interest rate swap; assuming a 1.0% change in interest rates, the interest expense would increase $2.5 million per annum.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as required by Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

This information is included in Note 14, Commitments and Contingencies, in the accompanying notes to consolidated financial statements is incorporated herein by reference from Item 1 of Part I hereof.

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

As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration and also incurred significant debt to finance the cash consideration used for our acquisition of Dictaphone Corporation. We may continue to issue equity securities for future acquisitions, which would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Furthermore, our prior acquisitions required substantial integration and management efforts. Acquisitions of this nature involve a number of risks, including:

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

Under accounting principles generally accepted in the United States of America, we have accounted for our acquisitions using the purchase method of accounting. Under purchase accounting, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2006, we had identified intangible assets amounting to approximately $217.2 million and goodwill of approximately $705.4 million.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility.

We have a significant amount of debt. On March 31, 2006, we entered into a credit facility which consists of a $355.0 million 7-year term loan and a $75.0 million six-year revolving credit line. As of December 31, 2006, $352.3 million remained outstanding under the term loan and there were no outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

We reported net losses of approximately $1.2 million for the fiscal quarter ended December 31, 2006 and $22.9 million, $5.4 million and $9.4 million for fiscal years 2006, 2005 and 2004, respectively. We had an accumulated deficit of approximately $191.4 million at December 31, 2006. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

Sales of our speech products would be harmed if the market for speech technologies does not continue to develop or develops more slowly than we expect, and, consequently, our business could be harmed and we may not recover the costs associated with our investment in our speech technologies.

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

Our management’s assessment of the effectiveness of our internal control over financial reporting, as of September 30, 2005, identified a material weakness in our internal controls related to tax accounting, primarily as a result of a lack of necessary corporate accounting resources and ineffective execution of certain controls designed to prevent or detect actual or potential misstatements in the tax accounts. While we have taken remediation measures to correct this material weakness, which measures are more fully described in Item 9A of our Annual Report on Form 10-K/A, we cannot assure you that we will not have material weaknesses in our internal controls in the future. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial results in an accurate and timely manner.

A significant portion of our revenue and a significant portion of our research and development are conducted internationally. Our results could be harmed by economic, political, regulatory and other risks associated with these international regions.

Because we license our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to increase in the remainder of fiscal 2007. Reported international revenue, classified by the major geographic areas in which our customers are located, represented approximately $31.9 million for the fiscal quarter ended December 31, 2006 and approximately $100.2 million, $71.5 million and $39.4 million, for fiscal 2006, 2005 and 2004 respectively. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with prior acquisitions we have added research and development resources in Aachen, Germany, Montreal, Canada and Tel Aviv, Israel. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations on intercompany balances with our foreign subsidiaries. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Hedges are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenue projected to increase in the remainder of fiscal 2007, we are exposed to changes in foreign currencies including the Euro, British Pound, Canadian Dollar, Japanese Yen, Israeli New Shekel and the Hungarian Forint. Changes in the value of the Euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified. As of December 31, 2006, we had identified intangible assets amounting to approximately $217.2 million and goodwill of approximately $705.4 million.

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

On November 8, 2006, VoiceSignal Technologies, Inc. filed an action against us and eleven of our resellers in the United States District Court for the Western District of Pennsylvania claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, VoiceSignal alleges that we are infringing United States Patent No. 5,855,000 which is related to improving correction in a dictation application based on a two input analysis. We believe these claims have no merit and intend to defend the action vigorously.

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

On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. Additionally, on May 9, 2005 and September 15, 2005 we sold shares of common stock, and warrants to purchase common stock to Warburg Pincus for aggregate gross proceeds of approximately $75.1 million. As of December 31, 2006, Warburg Pincus beneficially owned approximately 23% of our outstanding common stock, including warrants exercisable for up to 7,066,538 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Franklin Resources, Inc. is our second largest stockholder, owning approximately 5% of our common stock as of December 31, 2006. Because of their large holdings of our capital stock relative to other stockholders, each of these two stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.

The market price of our common stock has been and may continue to be subject to wide fluctuations.

Our stock price historically has been, and may continue to be, volatile. Various factors contribute to the volatility of our stock price, including, for example, quarterly variations in our financial results, new product introductions by us or our competitors and general economic and market conditions. While we cannot predict the individual effect that these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, Commonwealth of Massachusetts, on February 9, 2007.

Nuance Communications, Inc.

By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Agreement and Plan of Merger by and among Nuance Communications, Inc., Phoenix Merger Sub, Inc. and Dictaphone Corporation dated as of February 7, 2006.	8-K	0-27038	2.1	2/9/2006
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
10.1	Stock Option Agreement, dated as of October 10, 2006, by and between the Registrant and Don Hunt.*					X
10.2	Restricted Stock Purchase Agreement (Performance Based Vesting), dated as of October 10, 2006, by and between the Registrant and Don Hunt.*					X
10.3	Restricted Stock Purchase Agreement (Time Based Vesting), dated as of October 10, 2006, by and between the Registrant and Don Hunt.*					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

*	Denotes management compensatory plan of arrangement.