Form 10-Q
period 2007-03-31
Nuance Communications, Inc.
filed 2007-05-10
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

176,390,889 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of April 30, 2007.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1.	Financial Statements

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
	(Unaudited)
	(In thousands, except
	share and per
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$89,204	$112,334
Accounts receivable, less allowances of $18,364 and $20,207, respectively	117,267	110,778
Acquired unbilled accounts receivable	5,456	19,748
Inventories, net	8,352	6,795
Prepaid expenses and other current assets	14,589	13,245
Deferred tax assets	391	421

Total current assets	235,259	263,321

Land, building and equipment, net	31,755	30,700
Goodwill	750,835	699,333
Other intangible assets, net	230,490	220,040
Other long-term assets	25,818	21,680

Total assets	$1,274,157	$1,235,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$4,310	$3,953
Accounts payable	32,886	27,768
Accrued expenses	57,228	52,674
Current portion of accrued business combination costs	13,582	14,810
Deferred maintenance revenue	64,660	63,269
Unearned revenue and customer deposits	31,879	30,320
Deferred acquisition payments, net	—	19,254

Total current liabilities	204,545	212,048

Long-term debt and obligations under capital leases, net of current portion	348,703	349,990
Accrued business combination costs, net of current portion	40,286	45,255
Deferred maintenance revenue, net of current portion	11,562	9,800
Deferred tax liability	31,064	19,926
Other liabilities	22,683	21,459

Total liabilities	658,843	658,478

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000,000 shares authorized; 178,023,654 and 173,182,430 shares issued and 174,895,599 and 170,152,247 shares outstanding, respectively	179	174
Additional paid-in capital	814,336	773,120
Treasury stock, at cost (3,128,055 and 3,030,183 shares, respectively)	(14,323)	(12,859)
Accumulated other comprehensive income	3,581	1,656
Accumulated deficit	(193,090)	(190,126)

Total stockholders’ equity	615,314	576,596

Total liabilities and stockholders’ equity	$1,274,157	$1,235,074

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Revenue:
Product and licensing	$70,324	$48,553	$146,064	$101,736
Professional services, subscription and hosting	32,842	15,405	60,807	29,971
Maintenance and support	28,896	7,770	58,612	15,573

Total revenue	132,062	71,728	265,483	147,280

Costs and expenses:
Cost of revenue:
Cost of product and licensing	12,075	4,755	22,287	9,737
Cost of professional services, subscription and hosting	22,567	11,343	43,120	22,134
Cost of maintenance and support	6,560	1,648	13,538	3,537
Cost of revenue from amortization of intangible assets	2,956	2,476	5,842	4,951

Total cost of revenue	44,158	20,222	84,787	40,359

Gross Margin	87,904	51,506	180,696	106,921
Operating expenses:
Research and development	17,575	12,902	34,087	25,059
Sales and marketing	41,861	25,351	85,721	53,684
General and administrative	17,540	10,906	32,925	25,553
Amortization of other intangible assets	5,116	1,984	10,266	3,984
Restructuring and other charges, net	—	(1,300)	—	(1,300)

Total operating expenses	82,092	49,843	162,999	106,980

Income (loss) from operations	5,812	1,663	17,697	(59)
Other income (expense):
Interest income	1,310	636	2,715	1,384
Interest expense	(7,494)	(770)	(15,181)	(1,786)
Other (expense) income, net	(322)	(853)	(839)	(783)

Income (loss) before income taxes	(694)	676	4,392	(1,244)
Provision for income taxes	1,037	2,056	7,356	4,356

Loss before cumulative effect of accounting change	(1,731)	(1,380)	(2,964)	(5,600)
Cumulative effect of accounting change	—	—	—	(672)

Net loss	$(1,731)	$(1,380)	$(2,964)	$(6,272)

Basic and diluted earnings per share:
Loss before cumulative effect of accounting change	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Cumulative effect of accounting change	—	—	—	—

Net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	171,747	163,407	170,501	159,859

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	share amounts)

Cash flows from operating activities
Net loss	$(2,964)	$(6,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	5,468	3,429
Amortization of other intangible assets	16,108	8,935
Accounts receivable allowances	717	374
Share-based payments, including cumulative effect of accounting change	20,954	9,645
Non-cash interest expense	2,097	1,456
Deferred tax provision	4,225	2,490
Normalization of rent expense	531	663
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	8,314	(3,308)
Inventories	(1,074)	15
Prepaid expenses and other assets	(3,096)	3,209
Accounts payable	5,475	1,497
Accrued expenses and other liabilities	(3,440)	(10,131)
Deferred maintenance revenue, unearned revenue and customer deposits	8,031	2,278

Net cash provided by operating activities	61,346	14,280

Cash flows from investing activities
Capital expenditures for property and equipment	(5,055)	(3,930)
Payments for acquisitions, net of cash acquired	(59,087)	(376,828)
Proceeds from maturities of marketable securities	—	23,059
Purchases of certificates of deposit	—	(6,104)
Payments for capitalized patent defense costs	(3,399)	(1,778)
Decrease in restricted cash	674	—

Net cash used in investing activities	(66,867)	(365,581)

Cash flows from financing activities
Payments of notes payable and capital leases	(3,432)	(160)
Deferred acquisition payments	(18,650)	(14,433)
Proceeds from bank debt, net of issuance costs	—	346,032
Purchase of treasury stock	(1,463)	(978)
Repurchase shares from former MVC stockholders	(3,178)	—
Payments on other long-term liabilities	(5,720)	(5,643)
Net proceeds from issuance of common stock under employee share-based payment plans	15,101	25,346

Net cash provided by (used in) financing activities	(17,342)	350,164

Effects of exchange rate changes on cash and cash equivalents	(267)	(370)

Net decrease in cash and cash equivalents	(23,130)	(1,507)
Cash and cash equivalents at beginning of period	112,334	71,687

Cash and cash equivalents at end of period	$89,204	$70,180

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,672	$1,343

Cash paid for interest	$13,084	$343

Non cash investing and financing activities:
Issuance of 784,266 shares of common stock in connection with the acquisition of Mobile Voice Control, Inc.	$8,300	$—

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

On March 26, 2007, the Company acquired Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus India Private Limited (collectively “Focus”), a provider of medical transcription services with operations in the United States and India (Note 3).

On December 29, 2006, the Company acquired Mobile Voice Control, Inc. (“MVC”), a provider of speech enabled mobile search and messaging services headquartered in Mason, Ohio (Note 3).

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2007, the results of operations for the three and six month periods ended March 31, 2007 and 2006, and cash flows for the six month periods ended March 31, 2007 and 2006. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with U.S. generally accepted accounting principles has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission on December 15, 2006. The results for the six month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007, or any future period.

Reclassification

Certain amounts presented in prior periods’ consolidated financial statements have been reclassified to conform to the current periods’ presentation.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

Revenue Recognition

The Company recognizes software revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 and all related interpretations. Non-software revenue is recognized in accordance with, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements,” and SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts.” For revenue arrangements with multiple elements outside of the scope of SOP 97-2, the Company accounts for the arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Elements,” and allocates an arrangement’s fees into separate units accounting based on their relative fair value. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence (“VSOE”) of fair value exists for any undelivered elements. When contracts contain substantive customer acceptance provisions, revenue and related costs are deferred until such acceptance is obtained. The Company reduces recognized revenue for estimated future returns, price protection and rebates, and certain marketing allowances at the time the related revenue is recorded.

When products are sold through distributors or resellers, title and risk of loss generally passes upon shipment, at which time the transaction is invoiced and payment is due. Shipments to distributors and resellers without right of return are recognized as revenue upon shipment by the Company. Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. The Company has not analyzed historical returns from these distributors and resellers to have a basis upon which to estimate future sales returns. As a result, the Company recognizes revenue from sales to these distributors and resellers when the products are sold through to retailers and end-users. Based on reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable and reduces revenue for all inventories subject to return at the sales price.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken during the six month periods ended March 31, 2007 and 2006, based on the review of long-lived assets under SFAS 144. The Company may make business decisions in the future which may result in the impairment of intangible assets.

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

Capitalized Patent Defense Costs

The Company monitors the anticipated outcome of legal actions, and if it determines that the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. As of March 31, 2007 and September 30, 2006, capitalized patent defense costs totaled $9.8 million and $6.4 million, respectively.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in the foreign currency translation adjustment, as the Company intends to reinvest undistributed earnings in its foreign subsidiaries permanently.

The components of comprehensive income (loss), are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net loss	$(1,731)	$(1,380)	$(2,964)	$(6,272)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,083	379	1,956	605
Net unrealized losses on cash flow hedge derivatives	(235)	—	(31)	—
Net unrealized losses on marketable securities	—	(15)	—	(39)

Other comprehensive income	848	364	1,925	566

Total comprehensive income (loss)	$(883)	$(1,016)	$(1,039)	$(5,706)

Net Income (Loss) Per Share

The Company computes net income (loss) per share under the provisions of SFAS 128, “Earnings per Share,” and EITF 03-06, “Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share.”’’ Accordingly, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period plus the dilutive effect of common equivalent shares, which include outstanding stock options, warrants, unvested shares of restricted stock using the treasury stock method and the convertible debenture using the as converted method. Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating 25.0 million and 21.5 million shares for the three month periods ended March 31, 2007 and 2006, respectively; and 24.4 million and 30.4 million shares for the six month periods ended March 31, 2007 and 2006, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

Accounting for Share-Based Payments

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective October 1, 2005. The Company has several equity instruments that are required to be evaluated under SFAS 123R, including: stock option plans, an employee stock purchase plan, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”). The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.” SFAS 123R requires the recognition of the fair value of share-based payments as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period of the individual grantees, which generally equals the vesting period. Based on the provisions of SFAS 123R the Company’s share-based payments awards are accounted for as equity instruments. In connection with the adoption of SFAS 123R, the Company is required to amortize stock-based instruments with performance-related vesting terms over the period from the grant date to the sooner of the date upon which the performance vesting condition will be met (when that condition is expected to be met), or the time-based vesting dates. The cumulative effect of the change in accounting as a result of the adoption of SFAS 123R in

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2006 was $0.7 million. The amounts included in the consolidated statements of operations relating to share-based payments are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Cost of product and licensing	$7	$27	$12	$48
Cost of professional services, subscription and hosting	906	419	1,450	709
Cost of maintenance and support	279	64	467	112
Research and development	1,819	1,208	3,026	2,060
Sales and marketing	4,853	1,644	8,302	2,755
General and administrative	4,500	1,868	7,697	3,289
Cumulative effect of accounting change	—	—	—	672

	$12,364	$5,230	$20,954	$9,645

Stock Options

The Company has several share-based payment plans under which employees, officers, directors and consultants may be granted stock options to purchase the Company’s common stock generally at the fair market value on the date of grant. Plans do not allow for options to be granted at below fair market value nor can they be re-priced at anytime. Options granted under original plans of the Company become exercisable over various periods, typically two to four years and have a maximum term of 7 years. The Company also assumed an option plan in connection with its acquisition of Nuance Communications, Inc. (“Former Nuance”) on September 15, 2005. These stock options are governed by the original agreement (the “Former Nuance Stock Option Plan”) that they were issued under, but are now exercisable for shares of the Company. No further stock options may be issued under the Former Nuance Stock Option Plan. All stock options have been granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant. The table below summarizes activity relating to stock options for the six months ended March 31, 2007:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2006	20,654,083	$4.80
Granted	1,410,200	$11.22
Exercised	(3,312,318)	$4.29
Forfeited	(360,373)	$6.52
Expired	(10,509)	$4.57

Outstanding at March 31, 2007	18,381,083	$5.35	5.2 years	$183.0 million

Exercisable at March 31, 2007	11,641,376	$4.13	4.9 years	$130.2 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2007 ($15.31) and the exercise price of the underlying options. Stock options to purchase 12,345,137 shares of common stock were exercisable as of March 31, 2006.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2007, the total unamortized fair value of stock options was $24.1 million with a weighted average remaining recognition period of 2.4 years. During the three and six month periods ended March 31, 2007 and 2006, the following activity occurred under the Company’s plans:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Weighted-average grant-date fair value per share	$5.67	$4.97	$5.04	$4.54
Total intrinsic value of stock options exercised (in millions)	$23.12	$19.60	$30.45	$28.70

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the stock options granted during the three and six month periods ended March 31, 2007 and 2006 were calculated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	51.4%	63.0%	53.3%	63.0%
Average risk-free interest rate	4.7%	4.5%	4.7%	4.5%
Expected term (in years)	3.8	4.6	3.8	4.6

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the historical implied volatility from traded options with a term of 180 days or greater. The risk-free interest rate is derived from the average U.S. Treasury STRIPS rate during the period, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. Upon the adoption of SFAS 123R, the Company used the simplified method provided for under SEC Staff Accounting Bulletin No. 107, which averages the contractual term of the Company’s options (7.0 years) with the vesting term (2.2 years). Beginning in the fourth quarter of fiscal 2006 the Company has estimated the expected life based on the historical exercise behavior.

Restricted Awards

The Company is authorized to issue equity incentive awards in the form of Restricted Awards, including Restricted Units and Restricted Stock, which are individually discussed below. Unvested Restricted Awards may not be sold, transferred or assigned. The fair value of the Restricted Awards is measured based upon the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share of the awards. The Restricted Awards generally are subject to vesting over a period of two to three years, and may have opportunities for acceleration for achievement of defined goals. Beginning in fiscal 2006, the Company began to issue certain Restricted Awards with vesting solely dependent on the achievement of specified performance targets. The fair value of the Restricted Awards is amortized to expense over its applicable vesting period using the straight-line method. In the event that the employees’ employment with the Company terminates, or in the case of awards with only performance goals those goals are not met, any unvested shares are forfeited and revert to the Company.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units are not included in issued and outstanding common stock until the shares are vested. The table below summarizes activity relating to Restricted Units for the six months ended March 31, 2007:

	Number of Shares	Weighted Average
	Underlying	Remaining	Aggregate
	Restricted Units	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2006	2,750,054
Granted	2,003,231
Vested	(671,522)
Forfeited	(215,396)

Outstanding at March 31, 2007	3,866,367	1.2 years	$59.2 million

Expected to become exercisable	3,397,979	1.2 years	$52.0 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2007 ($15.31) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of March 31, 2007, unearned share-based payment expense related to unvested Restricted Units is $21.8 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 1.2 years. 45% of the Restricted Units outstanding as of March 31, 2007 is subject to performance vesting acceleration conditions. During the three and six month periods ended March 31, 2007 and 2006 the following activity occurred related to Restricted Units:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Weighted-average grant-date fair value per share	$12.09	$8.56	$11.02	$8.38
Total intrinsic value of shares vested (in millions)	$5.76	$0.88	$8.39	$2.01

Restricted Stock is included in the issued and outstanding common stock in these financial statements at date of grant. The table below summarizes activity relating to Restricted Stock for the six months ended March 31, 2007:

	Number of Shares	Weighted Average
	Underlying	Grant Date
	Restricted Stock	Fair Value

Nonvested balance at September 30, 2006	1,547,341	$5.93
Granted	14,555	$8.24
Vested	(304,935)	$5.33

Nonvested balance at March 31, 2007	1,256,961	$6.11

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price for vested Restricted Stock is $0.001 per share. As of March 31, 2007, unearned share-based payment expense related to unvested Restricted Stock is $4.5 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 1.3 years. 73% of the Restricted Stock outstanding as of March 31, 2007 are subject to performance vesting acceleration conditions. During the three and six month periods ended March 31, 2007 and 2006 the following activity occurred related to Restricted Stock:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Weighted-average grant-date fair value per share	N/A	N/A	$8.24	N/A
Total intrinsic value of shares vested (in millions)	$4.62	$0.25	$4.62	$1.37

The Company has historically repurchased common stock upon its employees’ vesting in Restricted Awards, in order to allow the employees to cover their tax liability as a result of the Restricted Awards having vested. Assuming that the Company repurchased one-third of all vesting Restricted Awards outstanding as of March 31, 2007, such amount approximating a tax rate of its employees, and based on the weighted average recognition period of 1.3 years, the Company would repurchase approximately 1.0 million shares during the twelve month period ending March 31, 2008. During the six months ended March 31, 2007, the Company repurchased 227,637 shares of restricted awards at a cost of $3.1 million to cover employees’ tax obligations related to vesting of Restricted Awards.

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on March 31, 2006, authorizes the issuance of a maximum of 3,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Compensation expense for the employee stock purchase plan is recognized in accordance with SFAS 123R. Compensation expense related to the employee stock purchase plan was $0.5 million and $1.0 million for the three and six months ended March 31, 2007, respectively, and was $0.2 million and $0.4 million for the three and six months ended March 31, 2006, respectively.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial Instruments and Hedging Activities

The Company follows the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. To achieve hedge accounting, the criteria specified in SFAS 133, must be met, including (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net of tax, in the income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to the income statement, in the related revenue or expense caption, as appropriate. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. As of March 31, 2007, there was a $100 million interest rate swap (“the Swap”) outstanding. The Swap was entered into in conjunction with a term loan on March 31, 2006. The Swap was designated as a cash flow hedge, and changes in the fair value of this cash flow hedge derivative are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). At March 31, 2007 and September 30, 2006, the fair value of the Swap was $0.6 million and was included in other liabilities.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 has as its objective to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year, provided that the entity makes that choice in the first 120 days of that fiscal year. The Company is evaluating the impact, if any, that SFAS 159 may have on its consolidated financial statements.

In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements.” EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is evaluating the impact, if any, that EITF 00-19-2 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R).” SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of September 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for the Company’s fiscal year ended September 30, 2009. The Company is currently evaluating the impact that SFAS 158 will have on its consolidated financial statements.

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

3.	Business Acquisitions

Acquisition of Focus

On March 26, 2007, the Company acquired all of the outstanding capital stock of Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus India Private Limited (collectively “Focus”) which provides medical transcription services with operations in the United States and India. The purchase price consists of $59.3 million in cash including transaction costs, and the assumption of certain obligations. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The following table summarizes the preliminary allocation of the purchase price (in thousands):

Total purchase consideration:
Cash	$54,477
Debt assumed	2,060
Transaction costs	2,800

Total purchase consideration	$59,337

Allocation of the purchase consideration:
Accounts receivable	$3,982
Property and equipment	1,452
Other current and non current assets	953
Identifiable intangible assets	23,700
Goodwill	40,733

Total assets acquired	70,820
Accounts payable and accrued expenses	(2,071)
Deferred income tax liabilities	(9,008)
Other liabilities	(404)

Total liabilities assumed	(11,483)

Net assets acquired	$59,337

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$19,800	6.0
Core and completed technology	2,900	7.4
Non-competes	1,000	6.2

Total	$23,700

Acquisition of Mobile Voice Control, Inc.

On December 29, 2006, the Company acquired all of the outstanding capital stock of Mobile Voice Control, Inc. (“MVC”), a provider of speech-enabled mobile search and messaging services, for $12.8 million. The purchase price consists of $4.5 million in cash including transaction costs, and 784,266 shares of the Company’s common stock valued at $8.3 million. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The following table summarizes the preliminary allocation of the purchase price (in thousands):

Total purchase consideration:
Common stock issued	$8,300
Cash	4,104
Transaction costs	386

Total purchase consideration	$12,790

Allocation of the purchase consideration:
Current and non current assets	$79
Identifiable intangible assets	2,700
Goodwill	10,176

Total assets acquired	12,955
Total liabilities assumed	(165)

Net assets acquired	$12,790

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$1,300	5
Completed technology	1,100	4
Non-competes	300	3

Total	$2,700

4.	Accounts Receivable

Accounts receivable, excluding acquired unbilled accounts receivable, consisted of the following (in thousands):

	March 31,	September 30,
	2007	2006

Accounts receivable	$119,242	$118,580
Unbilled accounts receivable	16,389	12,405

	135,631	130,985
Less — allowance for doubtful accounts	(4,383)	(4,106)
Less — reserve for distribution and reseller accounts receivable	(6,701)	(9,797)
Less — allowance for sales returns	(7,280)	(6,304)

Total	$117,267	$110,778

Unbilled accounts receivable primarily relate to product revenue earned under royalty-based arrangements for which billing occurs in the month following receipt of the royalty report, and for professional services revenue earned under percentage of completion contracts that have not yet been billed based on the terms of the specific arrangement.

5.  Inventories, net

Inventories, net of allowances, consisted of the following (in thousands):

	March 31,	September 30,
	2007	2006

Components and parts	$2,923	$2,311
Inventory at customers	4,589	3,173
Finished products	840	1,311

Total	$8,352	$6,795

Inventory at customers reflects equipment related to in-process installations of solutions of Dictaphone contracts with customers. These contracts have not been recorded to revenue as of March 31, 2007, and therefore the inventory is on the balance sheet until such time as the contract is recorded to revenue and the inventory will be expensed to cost of sales.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the six months ended March 31, 2007, are as follows (in thousands):

Balance as of September 30, 2006	$699,333
Goodwill acquired — MVC acquisition	10,176
Goodwill acquired — Focus acquisition	40,733
Purchase accounting adjustments	(1,790)
Effect of foreign currency translation	2,383

Balance as of March 31, 2007	$750,835

Goodwill adjustments during the six months ended March 31, 2007 included $2.0 million relating to the utilization of acquired deferred tax assets, offset by $0.2 million of purchase accounting adjustments related to previous acquisitions.

Other intangible assets consist of the following (dollars in thousands):

	At March 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Life
				(Years)

Customer relationships	$168,939	$30,614	$138,325	8.2
Technology and patents	94,931	36,333	58,598	5.6
Tradenames and trademarks, subject to amortization	6,951	2,760	4,191	5.5
Non-competition agreement	1,886	310	1,576	5.1

Subtotal	272,707	70,017	202,690
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$300,507	$70,017	$230,490

Amortization expense for the Company’s other intangible assets with finite lives was $8.1 million and $16.1 million for the three and six months ended March 31, 2007, respectively, and was $4.5 million and $8.9 million for the three and six months ended March 31, 2006, respectively. Estimated future amortization expense for each of the five succeeding years is as follows (in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2007 (April 1, 2007 to September 30, 2007)	$5,826	$12,295	$18,121
2008	11,446	23,381	34,827
2009	10,428	21,221	31,649
2010	9,642	18,477	28,119
2011	9,018	16,968	25,986
2012	6,940	15,823	22,763
Thereafter	5,298	35,927	41,225

Total	$58,598	$144,092	$202,690

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	September 30,
	2007	2006

Accrued compensation	$19,709	$21,310
Accrued sales and marketing incentives	3,825	4,454
Accrued royalties	2,738	2,452
Accrued professional fees	4,580	3,823
Accrued acquisition costs and liabilities	1,670	747
Income taxes payable	4,958	3,857
Accrued other	19,748	16,031

Total	$57,228	$52,674

8.	Deferred and Contingent Acquisition Payments

In connection with the Company’s acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, a deferred payment of $17.5 million was due and paid in full to the former shareholders of Phonetic on February 1, 2007. Under the agreement, the Company also agreed to make maximum additional payments of $35.0 million in contingent purchase price upon achievement of certain established financial and performance targets through December 31, 2007. On June 1, 2006, the Company notified the former shareholders of Phonetic that the financial and performance targets for the first scheduled payment of up to $12.0 million were not achieved. The former shareholders of Phonetic have objected to this determination. The Company and the former shareholders of Phonetic are discussing this matter. Additional payments, if any, related to this contingency will be accounted for as additional goodwill.

9.	Pension and Other Postretirement Benefit Plans

In connection with the acquisition of Dictaphone on March 31, 2006, the Company assumed the assets and obligations related to its defined benefit pension plans, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. The Company also assumed a post-retirement health care and life insurance benefit plan which provides certain post-retirement health care and life insurance benefits, as well as a fixed subsidy for qualified former employees in the United States and Canada. Amounts recognized in other assets and liabilities in the consolidated balance sheet as of March 31, 2007 are as follows (in thousands):

	Pension	Other
	Benefits	Benefits

Prepaid benefit cost	$2,263	$—
Accrued benefit liability	(7,159)	(1,442)

Net amount recognized	$(4,896)	$(1,442)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost of the benefit plans for the three and six months ended March 31, 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2007		March 31, 2007
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits

Service cost	$70	$26	$138	$53
Interest Cost	298	19	592	37
Amortization of net (gain) loss	—	—	—	—
Expected return on plan assets	(302)	—	(602)	—
Amortization of prior service cost	—	—	—	—

Net period benefit cost	$66	$45	$128	$90

10.	Credit Facilities and Debt

On March 31, 2006, the Company entered into a senior secured credit facility (the “2006 Credit Facility”). The 2006 Credit Facility consists of a $355.0 million 7-year term loan which matures on March 31, 2013 and a $75.0 million revolving credit line which matures on March 31, 2012. The available revolving credit line capacity is reduced, as necessary, to account for certain letters of credit outstanding. As of March 31, 2007, there were $17.4 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

Borrowings under the 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at the Company’s option, either (a) a base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars. The applicable margin for borrowings under the 2006 Credit Facility ranges from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.50% to 2.00% per annum with respect to LIBOR-based borrowings, depending upon the Company’s leverage ratio. As of March 31, 2007, the Company’s applicable margin was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. The Company is required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of March 31, 2007, the commitment fee rate was 0.375%.

The Company capitalized approximately $9.0 million in debt issuance costs related to the opening of the 2006 Credit Facility. The costs associated with the revolving credit facility are being amortized as interest expense over six years, through March 2012, while the costs associated with the term loan are being amortized as interest expense over seven years, through March 2013, which are the maturity dates of the revolving line and term facility, respectively under the 2006 Credit Facility. The effective interest method is used to calculate the amortization of the debt issuance costs for both the revolving credit facility and the term loan. These debt issuance costs, net of accumulated amortization of $1.3 million, are included in other assets in the consolidated balance sheet as of March 31, 2007.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $355.0 million term loan is subject to repayment consisting of a baseline amortization of 1% per annum ($3.55 million per year, due in four equal quarterly installments), and an annual excess cash flow sweep, as defined in the 2006 Credit Facility, which will be first payable beginning in the first quarter of fiscal 2008, based on the excess cash flow generated in fiscal 2007. As of March 31, 2007, we have repaid $3.6 million of principal under the term loan agreement. Any borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that the Company may make, will be repaid upon maturity. If only the baseline repayments are made, the aggregate annual maturities of the term loan would be as follows (in thousands):

Year Ending September 30,	Amount

2007 (April 1, 2007 to September 30, 2007)	$1,775
2008	3,550
2009	3,550
2010	3,550
2011	3,550
2012	3,550
Thereafter	331,925

Total	$351,450

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

The 2006 Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to: incur additional indebtedness, create liens on assets, enter into certain sale and lease-back transactions, make investments, make certain acquisitions, sell assets, engage in mergers or consolidations, pay dividends and distributions or repurchase the Company’s capital stock, engage in certain transactions with affiliates, change the business conducted by the Company and its subsidiaries, amend certain charter documents and material agreements governing subordinated indebtedness, prepay other indebtedness, enter into agreements that restrict dividends from subsidiaries and enter into certain derivatives transactions. The 2006 Credit Facility is governed by financial covenants that include, but are not limited to, maximum total leverage and minimum interest coverage ratios, as well as to a maximum capital expenditures limitation. The 2006 Credit Facility also contains certain customary affirmative covenants and events of default. As of March 31, 2007, the Company was in compliance with the covenants under the 2006 Credit Facility.

On April 5, 2007, the Company amended and restated its 2006 Credit Facility to modify certain covenants as well as provide for an incremental $90 million term loan facility (Note 18).

11.	Accrued Business Combination Costs

In connection with the acquisitions of SpeechWorks International, Inc. in August 2003 and Former Nuance in September 2005, the Company has assumed obligations relating to certain leased facilities expiring in 2016 and 2012, respectively, that were abandoned by the acquired companies prior to the acquisition date. The fair value of the obligations, net of estimated sublease income, are recognized as liabilities assumed by the Company and

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill. The net payments have been discounted in calculating the fair value of the obligation as of the date of acquisition, and the discount is being accreted through expected maturity. Cash payments net of sublease receipts are presented as cash used in financing activities on the consolidated statements of cash flows. As of March 31, 2007, the total gross payments due from the Company to the landlords of the facilities is $82.7 million. This is reduced by $20.8 million of sublease income and a $5.5 million present value discount.

Additionally, the Company has implemented restructuring plans to eliminate duplicate facilities, personnel or assets in connection with the business combinations. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” costs such as these are recognized as liabilities assumed by the Company, and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill. As of March 31, 2007, total gross payments due from the Company to the landlords of the facilities is $2.6 million. This is reduced by $0.9 million of sublease income. The gross value of the lease exit costs will be paid through fiscal 2009. These gross payment obligations are included in the commitments disclosed in Note 14.

Current activity charged against the accrued business combination costs for the six months ended March 31, 2007 was as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2006	$59,221	$844	$60,065
Charged to goodwill	35	(361)	(326)
Charged to interest expense	981	—	981
Cash payments, net of sublease receipts	(6,369)	(483)	(6,852)

Balance at March 31, 2007	$53,868	$—	$53,868

12.	Restructuring and Other Charges

Current activity charged against the restructuring accrual for the six months ended March 31, 2007 was as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2006	$530	$374	$904
Cash payments and foreign exchange	(455)	(3)	(458)

Balance at March 31, 2007	$75	$371	$446

The remaining personnel-related accrual as of March 31, 2007 is primarily composed of amounts due under a restructuring charge taken in the fourth quarter of fiscal 2005 which is expected to be paid during fiscal 2007.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock

On March 22, 2007, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 280,000,000 shares to 560,000,000 shares.

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

Common Stock Warrants

In fiscal 2005, the Company issued several warrants for the purchase of its common stock. Warrants were issued to Warburg Pincus as described above. Additionally, on November 15, 2004, in connection with the acquisition of Phonetic, the Company issued unvested warrants to purchase 750,000 shares of its common stock at an exercise price of $4.46 per share that will vest, if at all, upon the achievement of certain performance targets. The warrants provide the holder with the option to exercise the warrants on a net, or cashless, basis. The initial valuation of the warrants occurred upon closing of the Phonetic acquisition, February 1, 2005, and was treated as purchase consideration in accordance with EITF 97-8, “Accounting for Contingent Consideration Issued in a Purchase Business Combination.”

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

In connection with the acquisition of SpeechWorks in 2003, the Company issued a warrant to its investment banker, expiring on August 11, 2011, for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $3.98 per share. The warrant provides the holder with the option to exercise the warrants on a net, or cashless, basis. The warrant became exercisable on August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model with the following assumptions: expected volatility of 60%, a risk-free interest rate of 4.03%, an expected term of 8 years, no dividends and a stock price of $3.92, based on the Company’s stock price at the time of issuance. During the six months ended March 31, 2007, the warrant was exercised to purchase 125,620 shares of the Company’s common stock. The holder of the warrant elected a cashless exercise resulting in a net issuance of 75,623 shares of the Company’s common stock. As of March 31, 2007, a warrant to purchase 24,380 shares of the Company’s common stock remains outstanding.

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

Operating Leases

The Company has various operating leases for office space around the world. In connection with many of its acquisitions the Company assumed facility lease obligations. Among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 11). Additionally, certain of the Company’s lease obligations have been included in various restructuring charges (Note 12). The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of March 31, 2007 (in thousands):

			Other
			Contractual
	Operating	Leases Under	Obligations
Year Ending September 30,	Leases	Restructuring	Assumed	Total

2007 (April 1, 2007 to September 30, 2007)	$3,574	$815	$6,185	$10,574
2008	8,267	1,558	12,780	22,605
2009	7,906	1,432	13,202	22,540
2010	6,757	523	13,639	20,919
2011	5,877	540	14,172	20,589
2012	4,844	557	12,661	18,062
Thereafter	14,764	332	10,093	25,189

Total	$51,989	$5,757	$82,732	$140,478

At March 31, 2007, the Company has subleased certain office space that is included in the above table to third parties. Total sub-lease income under contractual terms is $24.9 million and which ranges from approximately $1.0 million to $3.8 million on an annual basis through February 2016.

In connection with certain of its acquisitions, the Company assumed certain financial guarantees that the acquired companies had committed to the landlords. As of March 31, 2007, the total outstanding financial guarantees related to real estate were $17.4 million and are secured by the 2006 Credit Facility.

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

On April 10, 2007, Disc Link Corporation (“Disc Link”) filed a patent infringement action against the Company in the United States District Court for the Eastern District of Texas. Damages are sought in an unspecified amount. In this lawsuit, Disc Link alleges that the Company infringes U.S. Patent No. 6,314,574, titled “Information Distribution System.” The Company is in the early stages of evaluating these claims and intends to defend the action vigorously.

On November 8, 2006, VoiceSignal Technologies, Inc. filed an action against the Company and eleven of its resellers in the United States District Court for the Western District of Pennsylvania claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, VoiceSignal alleges that the Company is infringing United States Patent No. 5,855,000 which relates to improving correction in a dictation application based on a two input analysis. The Company believes these claims have no merit and intends to defend the action vigorously.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 31, 2006 GTX Corporation (“GTX”), filed an action against the Company in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, GTX alleged that the Company is infringing United States Patent No. 7,016,536 entitled “Method and Apparatus for Automatic Cleaning and Enhancing of Scanned Documents.” The Company believes these claims have no merit and intends to defend the action vigorously.

On November 27, 2002, AllVoice Computing plc (“AllVoice”) filed an action against the Company in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed” (the “‘273 Patent”). The ‘273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology field, the Company believes that its products do not infringe the ‘273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. The United States District Court for the Southern District of Texas entered summary judgment against AllVoice and dismissed all claims against the Company on February 21, 2006. AllVoice filed a notice of appeal from this judgment on April 26, 2006. The Company believes these claims have no merit and intends to defend the action vigorously.

The Company believes that the final outcome of the current litigation matters described above will not have a significant adverse effect on its financial position and results of operations. However, even if the Company’s defense is successful, the litigation could require significant management time and could be costly. Should the Company not prevail in these litigation matters, its operating results, financial position and cash flows could be adversely impacted.

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

At March 31, 2007, the Company has $4.1 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders currently scheduled in its backlog.

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

Revenue, classified by the major geographic areas in which the Company’s customers are located, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

United States	$100,830	$47,750	$202,380	$97,661
International	31,232	23,978	63,103	49,619

Total	$132,062	$71,728	$265,483	$147,280

No country outside of the United States composed greater than 10% of total revenue.

The following table presents revenue information for principal product lines, which do not constitute separate segments (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Speech	$113,460	$55,556	$228,462	$113,724
Imaging	18,602	16,172	37,021	33,556

Total	$132,062	$71,728	$265,483	$147,280

No customer accounted for greater than 10% of revenue or accounts receivable as of March 31, 2007 or September 30, 2006.

The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	March 31,	September 30,
	2007	2006

United States	$893,146	$865,884
International	145,752	105,869

Total	$1,038,898	$971,753

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Pro Forma Results

The following table reflects unaudited pro forma results of operations of the Company assuming that the Dictaphone and Focus acquisitions had occurred on October 1, 2005 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenue	$136,822	$114,643	$274,885	$235,726
Net loss	$(3,565)	$(37,784)	$(6,283)	$(49,828)
Net loss per basic and diluted share	$(0.02)	$(0.23)	$(0.04)	$(0.31)

The Company has not furnished pro forma financial information relating to the MVC acquisition because such information is not material. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

17.	Related Parties

A member of the Company’s Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to the Company. In the six months ended March 31, 2007 and the fiscal year 2006, the Company paid $0.3 million and $4.9 million, respectively, to Wilson Sonsini Goodrich & Rosati for professional services provided to the Company. As of March 31, 2007 and September 30, 2006, the Company had $3.4 million and $0.6 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

18.	Subsequent Events

On February 12, 2007, the Company entered into an agreement and plan of merger to acquire BeVocal, Inc. (“BeVocal”), a provider of self-service customer care solutions that address the unique business requirements of the mobile communications market and its customers. The transaction closed on April 24, 2007. Under the terms of the agreement and plan of merger, the purchase price payable to BeVocal’s stockholders consists of an initial payment of approximately $15.0 million in cash, net of the estimated cash closing balance of BeVocal, and approximately 8.3 million shares of the Company’s common stock. Up to an additional $60.0 million in cash may also be paid, if at all, approximately 18 months following the closing, upon the achievement of certain performance objectives.

On April 5, 2007, the Company amended its 2006 Credit Facility, and received additional net proceeds of approximately $87.5 million. The 2006 Credit Facility and the amendment provide for the amendment and restatement of the Company’s existing 7-year term facility and 6-year revolving credit facility (together, the “Expanded 2006 Credit Facility”). The Expanded 2006 Credit Facility includes $90 million of additional term debt resulting in a $442 million term facility due in March 2013 and a $75 million revolving credit facility due in March 2012. The additional funds net of debt issuance costs received by the Company under the Expanded 2006 Credit Facility was used to fund the cash portion of the merger consideration of Focus and BeVocal as discussed in Note 3 and above. The Expanded 2006 Credit Facility contains customary covenants, including, among other things, covenants that in certain cases restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make acquisitions, pay dividends, or repurchase stock.

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

Our focus on providing competitive and value-added solutions for our customers and partners requires a broad set of technologies, service offerings and channel capabilities. We have successfully completed approximately 17 acquisitions since 2000 and we expect to continue to make acquisitions of other companies, businesses and technologies to complement our internal investments. We have a team that focuses on evaluating market needs and potential acquisitions to fulfill them. In addition, we have a disciplined methodology for integrating acquired companies and businesses after the transaction is complete. In recent fiscal years, we completed a number of acquisitions, including the following significant transactions:

•	On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units to expand our solutions for speech in call centers and within automobiles and mobile devices.

•	On August 11, 2003, we acquired SpeechWorks International, Inc. to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

•	On February 1, 2005, we acquired Phonetic Systems Ltd. to complement our solutions and expertise in automated directory assistance and enterprise speech applications.

•	On September 15, 2005, we acquired the former Nuance Communications, Inc., which we refer to as Former Nuance, to expand our portfolio of technologies, applications and services for call center automation, customer self service and directory assistance.

•	On March 31, 2006, we acquired Dictaphone Corporation, a leading healthcare information technology company, to broaden our range of digital dictation, transcription, and report management system solutions.

•	On March 26, 2007, we acquired Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus India Private Limited (collectively “Focus”), which provide medical transcription services, to enhance our hosted services offerings.

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

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the periods indicated:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006

Revenue:
Product and licensing	53.2%	67.7%	55.0%	69.1%
Professional services, subscription and hosting	24.9	21.5	22.9	20.3
Maintenance and support	21.9	10.8	22.1	10.6

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product and licensing	9.1	6.6	8.4	6.6
Cost of professional services, subscription and hosting	17.1	15.8	16.2	15.0
Cost of maintenance and support revenue	5.0	2.3	5.1	2.4
Cost of revenue from amortization of intangible assets	2.2	3.5	2.2	3.4

Gross margin	66.6	71.8	68.1	72.6

Research and development	13.3	18.0	12.8	17.0
Sales and marketing	31.7	35.3	32.3	36.5
General and administrative	13.3	15.2	12.4	17.3
Amortization of other intangible assets	3.9	2.8	3.9	2.7
Restructuring and other charges, net	—	(1.8)	—	(0.9)

Total operating expenses	62.2	69.5	61.4	72.6

Income from operations	4.4	2.3	6.7	—
Other expense, net	(4.9)	(1.4)	(5.0)	(0.8)

Income (loss) before income taxes	(0.5)	0.9	1.7	(0.8)
Provision for income taxes	0.8	2.8	2.8	3.0

Loss before cumulative effect of accounting changes	(1.3)	(1.9)	(1.1)	(3.8)
Cumulative effect of accounting change	—	—	—	(0.5)

Net loss	(1.3)%	(1.9)%	(1.1)%	(4.3)%

Total Revenue

The following table shows total revenue by geographic location, based on the location of our customers, in absolute dollars and percentage change (dollars in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

United States	$100.9	$47.7	$53.2	112%	$202.4	$97.7	$104.7	107%
International	31.2	24.0	7.2	30%	63.1	49.6	13.5	27%

Total revenue	$132.1	$71.7	$60.4	84%	$265.5	$147.3	$118.2	80%

The increase in total revenue for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to $45.7 million of revenue related to the acquisition of Dictaphone, and a $14.7 million, or 21%, increase in organic revenue. Included in this organic growth, network revenue increased by 16%, dictation revenue increased 33%, embedded revenue increased by 28% and imaging revenue increased by 16%.

Based on the location of our customers, the geographic split for the three months ended March 31, 2007 was 76% of total revenue in the United States and 24% internationally. This compares to 67% of total revenue in the United States and 33% internationally for the three months ended March 31, 2006. The increase in percentage of revenue generated in the United States was due to sales of Dictaphone products, which are substantially all in the United States.

The increase in total revenue for the six months ended March 31, 2007, as compared to the same period ended March 31, 2006 was primarily due to $88.8 million of revenue related to our acquisition of Dictaphone, and to a lesser extent was due to increases in network revenue, dictation revenue, embedded revenue and imaging revenue.

Based on the location of our customers, the geographic split for the six months ended March 31, 2007 was 76% of total revenue in the United States and 24% internationally. This compares to 66% of total revenue in the United States and 34% internationally for the six months ended March 31, 2006. The increase in percentage of revenue generated in the United States was due to sales of Dictaphone products, which are substantially all in the United States.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of speech and imaging products and technology. The following table shows product and licensing revenue in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Product and licensing revenue	$70.3	$48.6	$21.7	45%	$146.1	$101.7	$44.4	44%

As a percentage of total revenue	53%	68%			55%	69%

The increase in product and licensing revenue for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to $13.0 million of revenue attributable to the acquisition of Dictaphone. Speech related product and licensing revenue increased $19.5 million, or 60%, for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006. The growth in speech revenue resulted from the acquisition of Dictaphone, as well as increased sales of our dictation products, embedded products, and networked-based products. Product and licensing revenue from our imaging products increased by $2.3 million, or 15%, due to increased sales of our PDF product family. Due to a change in revenue mix driven primarily by the growth of maintenance and support revenue, product and licensing revenue as a percentage of total revenue declined 15% for the three month period ended March 31, 2007, as compared to the same period ended March 31, 2006.

The increase in speech related product and licensing revenue for the six months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to $24.9 million of revenue attributable to the acquisition of Dictaphone. Speech related product and licensing revenue increased $41.0 million, or 60%, for the six months ended March 31, 2007, as compared to the same period ended March 31, 2006. The growth in speech revenue resulted from the acquisition of Dictaphone, as well as increased sales of our dictation products, embedded products and networked-based products. Product and licensing revenue from our imaging products increased by $3.3 million, or 10%, due to increased sales of our PDF product family. Due to a change in revenue mix driven primarily by the growth of maintenance and support revenue, product and licensing revenue as a percentage of total revenue declined 14% for the six month period ended March 31, 2007, as compared to the same period ended March 31, 2006.

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

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Professional services, subscription and hosting revenue	$32.8	$15.4	$17.4	113%	$60.8	$30.0	$30.8	103%

As a percentage of total revenue	25%	22%			23%	20%

The increase in professional services, subscription and hosting revenue for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to a $13.3 million increase in revenue attributable to our acquisition of Dictaphone. The remaining increase is primarily attributable to an increase in combined network and embedded consulting services.

The increase in professional services revenue for the six months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to a $25.0 million increase in revenue attributable to our acquisition of Dictaphone. The remaining increase is primarily attributable to an increase in combined network and embedded consulting services.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance service for speech products including network, embedded and dictation and transcription products. The following table shows maintenance and support revenue in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Maintenance and support revenue	$28.9	$7.8	$21.1	271%	$58.6	$15.6	$43.0	276%

As a percentage of total revenue	22%	11%			22%	11%

The increase in maintenance and support revenue for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to a $19.3 million increase in revenue attributable to the acquisition of Dictaphone, which has a significant number of maintenance and support contracts. The remaining $1.8 million increase in maintenance and support revenue is primarily attributable to an increase in network maintenance and support contracts.

The increase in maintenance and support revenue for the six months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to a $38.9 million increase in revenue attributable to the acquisition of Dictaphone, which has a significant number of maintenance and support contracts. The remaining $4.1 million increase in maintenance and support revenue is primarily attributable to an increase in network maintenance and support contracts.

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs, third-party royalty expenses, and share-based payments. The following table shows cost of product and licensing revenue, in absolute dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Cost of product and licensing revenue	$12.1	$4.8	$7.3	152%	$22.3	$9.7	$12.6	130%

As a percentage of product and licensing revenue	17%	10%			15%	10%

The increase in cost of product and licensing revenue for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to $5.8 million of costs attributable to the acquired Dictaphone business. As a percentage of product and licensing revenue, cost of revenue increased 7% for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006. The increase was largely due to the higher cost of our Dictaphone healthcare products resulting from the inclusion of third party hardware in the solutions licensed to customers.

The increase in cost of product and licensing revenue for the six months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to $10.1 million of costs attributable to the acquired Dictaphone business. As a percentage of product and licensing revenue, cost of revenue increased 5% for the six months ended March 31, 2007, as compared to the same period ended March 31, 2006. The increase was largely due to the higher cost of our Dictaphone healthcare products resulting from the inclusion of third party hardware in the solutions licensed to customers.

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

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Cost of professional services, subscription and hosting revenue	$22.6	$11.3	$11.3	100%	$43.1	$22.1	$21.0	95%

As a percentage of professional services, subscription and hosting revenue	69%	74%			71%	74%

The increase in cost of professional services, subscription and hosting revenue for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to a $10.7 million increase in cost attributable to the acquisition of Dictaphone, which has a large subscription-based licensing and hosted application customer base.

The increase in cost of professional services, subscription and hosting revenue for the six months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to a $21.2 million increase in cost attributable to the acquisition of Dictaphone, which has a large subscription-based licensing and hosted application customer base.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead, as well as share-based payments. The following table shows cost of maintenance and support revenue, in absolute dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Cost of maintenance and support revenue	$6.6	$1.6	$5.0	313%	$13.5	$3.5	$10.0	286%

As a percentage of maintenance and support revenue	23%	21%			23%	23%

The increase in cost of maintenance and support revenue for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to a $4.1 million increase in cost attributable to the acquisition of Dictaphone, which has a significant number of maintenance and support contracts.

The increase in cost of maintenance and support revenue for the six months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to an $8.5 million increase in cost attributable to the acquisition of Dictaphone, which has a significant number of maintenance and support contracts.

Cost of Revenue from Amortization of Intangible Assets

Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology using the straight-line basis over their estimated useful lives. We evaluate the recoverability of intangible assets periodically or whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. The following table shows cost of revenue from amortization of intangible assets in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Cost of revenue from amortization of intangible assets	$3.0	$2.5	$0.5	20%	$5.8	$5.0	$0.8	16%

As a percentage of total revenue	2%	3%			2%	3%

The increase in amortization of other intangible assets for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006, was attributable to a $0.9 million increase in the amortization of identifiable technology acquired in connection with our acquisitions of Dictaphone and MVC, net of a $0.4 million decrease in amortization expense related to a purchased technology that was written down to its net realizable value during the fourth quarter of fiscal 2006.

The increase in amortization of other intangible assets for the six months ended March 31, 2007, as compared to the same period ended March 31, 2006, was attributable to a $1.7 million increase in the amortization of identifiable technology acquired in connection with our acquisitions of Dictaphone and MVC, net of a $0.9 million decrease in amortization expense related to a purchased technology that was written down to its net realizable value during the fourth quarter of fiscal 2006.

Research and Development Expense

Research and development expense primarily consists of salaries and benefits, overhead, as well as share-based payments relating to our engineering staff. The following table shows research and development expense, in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Total research and development expense	$17.6	$12.9	$4.7	36%	$34.1	$25.1	$9.0	36%

As a percentage of total revenue	13%	18%			13%	17%

The increase in research and development expense for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to a $2.5 million increase in compensation related expenses associated with increased average headcount of 55 employees, mainly resulting from our acquisition of Dictaphone. The remaining increase was due to a $1.1 million increase in outside contractor related expenses and a $1.1 million increase primarily due to headcount related expenses, including share-based payments, travel and infrastructure related expenses. While continuing to increase in absolute dollars, research and development expense decreased as a percentage of total revenue. This decrease primarily reflects synergies resulting from the integration of the research and development organizations of acquired businesses into our research and development organization.

The increase in research and development expense for the six months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily due to a $4.9 million increase in compensation related expenses associated with increased average headcount of 42 employees mainly resulting from our acquisition of Dictaphone. The remaining increase was due to an increase of $2.3 million in outside contractor related expenses and a $1.8 million increase primarily due to other headcount related expenses, including share-based payments, travel and infrastructure related expenses. While continuing to increase in absolute dollars, research and development expense decreased as a percentage of total revenue. This decrease primarily reflects synergies resulting from the integration of the research and development organizations of acquired businesses into our research and development organization.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, share-based payments, commissions, advertising, direct mail, public relations, tradeshows and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Total sales and marketing expense	$41.9	$25.4	$16.5	65%	$85.7	$53.7	$32.0	60%

As a percentage of total revenue	32%	35%			32%	36%

The increase in sales and marketing expense for the three months ended March 31, 2007, compared to the same period ended March 31, 2006, was primarily due to an increase of $11.0 million in compensation and headcount related expenses, including salaries and commissions, temporary employees, travel and infrastructure related expenses associated with increased average headcount of 144 sales employees and 28 marketing employees, mainly resulting from our acquisition of Dictaphone. The remaining increase was due to a $3.2 million increase in share-based payments and a $2.3 million increase in advertising and marketing spending for existing products as well as healthcare products for Dictaphone. While continuing to increase in absolute dollars, sales and marketing expense decreased relative to our total revenue. This decrease primarily reflects synergies resulting from the integration of the sales and marketing organizations of acquired businesses into our sales and marketing organization.

The increase in sales and marketing expense for the six months ended March 31, 2007, compared to the same period ended March 31, 2006, was primarily due to an increase of $21.8 million in compensation and headcount related expenses, including salaries and commissions, temporary employees, travel and infrastructure related expenses associated with increased average headcount of 132 sales employees and 24 marketing employees, mainly resulting from our acquisition of Dictaphone. The remaining increase was due to a $5.5 million increase in share-based payments and a $4.7 million increase in advertising and marketing spending for existing products as well as healthcare products for Dictaphone. While continuing to increase in absolute dollars, sales and marketing expense decreased relative to our total revenue. This decrease primarily reflects synergies resulting from the integration of the sales and marketing organizations of acquired businesses into our sales and marketing organization.

General and Administrative Expense

General and administrative expense primarily consists of personnel costs (including share-based payments and other overhead) for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Total general and administrative expense	$17.5	$10.9	$6.6	61%	$32.9	$25.6	$7.3	29%

As a percentage of total revenue	13%	15%			12%	17%

The increase in general and administrative expense for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006, was due primarily to an increase of $2.8 million in compensation related expense for increased headcount and external contractors, and an increase of $2.6 million in share-based payments. While general and administrative expense increased in absolute dollars, the expense decreased as a percent of total revenue. This decrease primarily reflects synergies resulting from the integration of the general and administrative organizations of acquired businesses into our general and administrative organization.

The increase in general and administrative expense for the six months ended March 31, 2007, as compared to the same period ended March 31, 2006 was due primarily to an increase of $4.4 million in share-based payments, and an increase of $3.9 million in compensation expense for increased headcount and external contractors. These increases were partially offset by a decrease of $1.8 million in legal and professional service fees. While general and administrative expense increased in absolute dollars, the expense decreased as a percent of total revenue. This decrease primarily reflects synergies resulting from the integration of the general and administrative organizations of acquired businesses into our general and administrative organization, as well as lower legal and professional service fees.

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

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Total amortization and other intangible assets	$5.1	$2.0	$3.1	155%	$10.3	$4.0	$6.3	158%

As a percentage of total revenue	4%	3%			4%	3%

The increase in amortization of other intangible assets for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006, was attributable to the amortization of identifiable intangible assets acquired from our acquisition of Dictaphone on March 31, 2006.

The increase in amortization of other intangible assets for the six months ended March 31, 2007, as compared to the same period ended March 31, 2006, was primarily attributable to a $5.9 million increase in the amortization of identifiable intangible assets acquired from our acquisition of Dictaphone on March 31, 2006.

Restructuring and Other Charges (Credits), Net

Current activity charged against the restructuring accrual for the six months ended March 31, 2007 was as follows (dollars in millions):

	Facilities	Personnel	Total

Balance at September 30, 2006	$0.5	$0.4	$0.9
Cash payments and foreign exchange	(0.5)	—	(0.5)

Balance at March 31, 2007	$—	$0.4	$0.4

The remaining personnel-related accrual as of March 31, 2007 is primarily composed of amounts due under a restructuring charge taken in the fourth quarter of fiscal 2005 which is expected to be paid during fiscal 2007.

Other Income (Expense), Net

The following table shows other income (expense), net in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Interest income	$1.3	$0.6	$0.7	117%	$2.7	$1.4	$1.3	93%
Interest expense	(7.5)	(0.8)	(6.7)	838%	(15.2)	(1.8)	(13.4)	744%
Other income (expense), net	(0.3)	(0.8)	0.5	63%	(0.9)	(0.8)	(0.1)	13%

Total other income (expense), net	$(6.5)	$(1.0)	$(5.5)	550%	$(13.4)	$(1.2)	$(12.2)	1017%

As a percentage of total revenue	(5)%	(1)%			(5)%	(1)%

The increase in interest income was primarily due to higher cash balances and increased interest rates during the three and six month periods ended March 31, 2007, as compared to the same periods ended March 31, 2006. The increase in interest expense was mainly due to interest expense paid, as well as the amortization of debt issuance costs, associated with the credit facility we entered into on March 31, 2006. Other income (expense) principally consisted of foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries whose operations are denominated in other than their local currencies, as well as the translation of certain of our intercompany balances.

Provision for Income Taxes

The following table shows the provision for income taxes in absolute dollars and the effective income tax rate (dollars in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Provision for income taxes	$1.0	$2.1	$(1.1)	52%	$7.4	$4.4	$3.0	68%

Effective income tax rate	(149)%	304%			167%	(350)%

The provision for income taxes includes provisions for current and deferred federal, state, and foreign taxes of approximately $0.9 million and $3.6 million for the three and six month periods ended March 31, 2007, respectively, and an increase in the valuation allowance of approximately $0.1 million and $3.7 million for the same periods, respectively.

The difference between our effective income tax rate and the federal statutory rate of 35% is due primarily to state income taxes, the disallowance for tax purposes of certain share-based compensation charges, and the increase in our valuation allowance with respect to certain deferred tax assets.

Valuation allowances have been established for our net deferred tax assets which we believe do not meet the “more likely than not” realization criteria established by SFAS 109, “Accounting for Income Taxes.” The U.S. deferred tax assets relate primarily to net operating loss and tax credit carryforwards (resulting both from business combinations and from operations). Deferred tax liabilities have been recorded that relate primarily to intangible assets established in connection with business combinations. Certain of these intangible assets have indefinite lives, and the resulting deferred tax liability associated with these assets is not allowed as an offset to our net deferred tax assets for purposes of determining the required amount of our valuation allowance. At March 31, 2007, the amount of deferred tax liability associated with certain goodwill and indefinite lived intangibles was approximately $19.5 million.

The utilization of deferred tax assets that were acquired in a business combination results in a reduction of our valuation allowance and an increase to goodwill. Our establishment of new deferred tax assets as a result of operating activities requires an increase in our valuation allowance and a corresponding increase to tax expense.

The tax provision also includes state and foreign tax expense as determined on a legal entity and tax jurisdiction basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $89.2 million as of March 31, 2007, a decrease of $23.1 million as compared to $112.3 million as of September 30, 2006. This decrease was composed of cash provided by operating activities of $61.3 million, offset by the net impact of cash used in investing of $66.9 million and financing activities of $17.3 million. Our working capital was $30.7 million at March 31, 2007 and our accumulated deficit was $193.1 million. In April 2007, we amended our 2006 Credit Agreement, and received additional net proceeds of approximately $87.5 million from this amendment, we also consummated our acquisition of BeVocal in April 2007 and paid $15.0 million in cash, net of the estimated cash closing balance of BeVocal, to BeVocal’s former shareholders. We do not expect our accumulated deficit will impact our future ability to operate given our strong cash and financial position.

Cash provided by operating activities

Cash provided by operating activities for the six months ended March 31, 2007 was $61.3 million, an increase of $47.0 million, or 329%, as compared to net cash provided by operating activities of $14.3 million for the six months ended March 31, 2006. The increase was primarily composed of $26.4 million, or 127%, relating to the net loss after adding back non-cash items such as depreciation and amortization, and share-based payments; in the six months ended March 31, 2007, this amount was $47.1 million compared to $20.7 million in the comparable period in fiscal 2006.

Changes in working capital accounts in the fiscal 2007 period contributed an additional $20.7 million net increase to cash provided by operating activities. Notably included in the improved cash flows were: accounts receivable which changed by $11.6 million, having changed from a use of $3.3 million in the fiscal 2006 period to a source of $8.3 million in the fiscal 2007 period; and, accounts payable and accrued expenses which changed by $10.7 million in the comparative periods, having changed from a use of $8.6 million in the fiscal 2006 period to a source of $2.0 million in the fiscal 2007 period.

Cash used in investing activities

Cash used in investing activities for the six months ended March 31, 2007 was $66.9 million, as compared to net cash used in investing activities of $365.6 million for the six months ended March 31, 2006. The change in cash used in investing activities was primarily driven by the net cash paid for acquisitions in each period; in the fiscal 2006 period $376.8 million was paid, largely relating to the acquisition of Dictaphone, and in the fiscal 2007 period $59.1 million was paid, largely relating to the acquisition of Focus. In fiscal 2006, net proceeds of $17.0 million relating to net maturities of short-term investments partially offset the payments made for acquisitions, including the acquisition of Dictaphone.

Cash provided by (used in) financing activities

Cash used in financing activities for the six months ended March 31, 2007 was $17.3 million, as compared to net cash provided by financing activities of $350.2 million for the six months ended March 31, 2006. The change was composed primarily of the net receipts of $346.0 million on the 2006 Credit Facility. Our proceeds from stock option and other share-based employee benefit plans decreased in the comparable periods by $10.2 million, from $25.3 million in the fiscal 2006 period to $15.1 million in the fiscal 2007 period. Debt payments increased by $3.3 million in the fiscal 2007 period, due to payments made under the 2006 Credit Facility discussed above. Deferred payments on acquisitions increased by $4.2 million to $18.6 million in the fiscal 2007 period relating to our 2005 acquisitions of ART and Phonetic from $14.4 million in the fiscal 2006 period. Our repurchase of shares also contributed to increased cash outflows of $3.7 million in the fiscal 2007 period.

Credit Facility

On March 31, 2006 we entered into a senior secured credit facility, the 2006 Credit Facility. The 2006 Credit Facility consists of a $355.0 million, 7-year term loan which matures on March 31, 2013 and a $75.0 million revolving credit line which matures on March 31, 2012. The available revolving credit line capacity is reduced, as necessary, to account for letters of credit outstanding. As of March 31, 2007, there were $17.4 million of letters of credit issued under the revolving credit line and there were no outstanding borrowings under the revolving credit line.

Borrowings under the 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) a base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars. The applicable margin for borrowings under the 2006 Credit Facility ranges from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.50% to 2.00% per annum with respect to LIBOR-based borrowings, depending upon our leverage ratio. As of March 31, 2007, our applicable margin was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of March 31, 2007, our commitment fee rate was 0.375%.

We capitalized approximately $9.0 million in debt issuance costs related to the opening of the 2006 Credit Facility. The costs associated with the revolving credit facility are being amortized as interest expense over six years, through March 2012, while the costs associated with the term loan are being amortized as interest expense over seven years, through March 2013, which is the maturity date of the revolving line and term facility, respectively under the 2006 Credit Facility. The effective interest rate method is used to calculate the amortization of the debt issuance costs for both the revolving credit facility and the term loan. These debt issuance costs, net of accumulated amortization of $1.3 million, are included in other assets in the consolidated balance sheet as of March 31, 2007.

The $355.0 million term loan is subject to repayment consisting of a baseline amortization of 1% per annum ($3.55 million per year, due in four equal quarterly installments), and an annual excess cash flow sweep, as defined in the 2006 Credit Facility, which will be first payable beginning in the first quarter of fiscal 2008, based on the excess cash flow generated in fiscal 2007. As of March 31, 2007, we have repaid $3.6 million of principal under the term loan agreement. Any borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the aggregate annual maturities of the term loan would be as follows (in thousands):

Year Ending September 30,	Amount

2007 (April 1, 2007 to September 30, 2007)	$1,775
2008	3,550
2009	3,550
2010	3,550
2011	3,550
2012	3,550
Thereafter	331,925

Total	$351,450

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

The 2006 Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness, create liens on assets, enter into certain sale and lease-back transactions, make investments, make certain acquisitions, sell assets, engage in mergers or consolidations, pay dividends and distributions or repurchase our capital stock, engage in certain transactions with affiliates, change the business conducted by us, amend certain charter documents and material agreements governing subordinated indebtedness, prepay other indebtedness, enter into agreements that restrict dividends from subsidiaries and enter into certain derivatives transactions. The 2006 Credit Facility is governed by financial covenants that include, but are not limited to, maximum total leverage and minimum interest coverage ratios, as well as to a maximum capital expenditures limitation. The 2006 Credit Facility also contains certain customary affirmative covenants and events of default. As of March 31, 2007, we were in compliance with the covenants.

On April 5, 2007, we amended our 2006 Credit Facility, and received additional net proceeds of approximately $87.5 million. The 2006 Credit Facility and the amendment provide for the amendment and restatement of our existing 7-year term facility and 6-year revolving credit facility (together, the “Expanded 2006 Credit Facility”). The Expanded 2006 Credit Facility includes $90 million of additional term debt resulting in a $442 million term facility due in March 2013 and a $75 million revolving credit facility due in March 2012. The additional funds net of debt issuance costs received by us under the Expanded 2006 Credit Facility was used to fund the cash portion of the merger consideration for the Focus and BeVocal acquisitions. The Expanded 2006 Credit Facility contains customary covenants, including, among other things, covenants that in certain cases restrict our ability and that of our subsidiaries to incur additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make acquisitions, pay dividends, or repurchase stock.

We believe that cash flows from future operations in addition to cash and marketable securities on hand, will be sufficient to meet our working capital, investing, financing and contractual obligations, as they become due for the foreseeable future. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenue, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on less than favorable terms.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

The following table outlines our contractual payment obligations as of March 31, 2007 (in millions):

	Payments Due by Period
		Remaining		Fiscal 2009	Fiscal 2011
Contractual Obligations	Total	Fiscal 2007	Fiscal 2008	and 2010	and 2012	Thereafter

Term loan under credit facility	$351.5	$1.8	$3.6	$7.1	$7.1	$331.9
Lease obligations and other term loan:
Capital leases and other term loan	1.6	0.6	0.6	0.4	—	—
Operating leases	52.0	3.6	8.2	14.7	10.7	14.8
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions(1)	5.8	0.8	1.6	2.0	1.1	0.3
Pension, minimum funding requirement(2)	6.9	0.9	1.6	3.4	1.0	—
Purchase commitments(3)	4.1	4.1	—	—	—	—
Other long-term liabilities assumed(4)	82.7	6.2	12.8	26.8	26.8	10.1

Total contractual cash obligations	$504.6	$18.0	$28.4	$54.4	$46.7	$357.1

(1)	Obligations include contractual lease commitments related to a facility that was part of a 2005 restructuring plan. As of March 31, 2007, total gross lease obligations are $3.2 million and are included in the contractual obligations herein. The remaining obligations represent contractual lease commitments associated with the implemented plans to eliminate duplicate facilities in conjunction with our acquisition of Former Nuance during fiscal 2005 and our acquisition of Dictaphone during fiscal 2006, and have been included as liabilities in our consolidated balance sheet as part of purchase accounting. As of March 31, 2007, we have subleased two of the facilities to unrelated third parties with total sublease income of $4.1 million through fiscal 2013.

(2)	Our U.K. pension plan has a minimum funding requirement of £859,900 (approximately $1,687 million based on the exchange rate at March 31, 2007) for each of the next 4 years, through fiscal 2011.

(3)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(4)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessor companies prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs related to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $82.7 million. As of March 31, 2007, we have sub-leased certain of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $20.8 million, which ranges from $2.7 million to $2.9 million on an annualized basis through 2016.

Contingent Liabilities and Commitments

In connection with our acquisition of Phonetic, we agreed to make contingent payments of up to $35.0 million upon the achievement of certain performance targets in accordance with the purchase agreement. On June 1, 2006, we notified the former shareholders of Phonetic that the performance targets for the first scheduled payment of up to $12.0 million were not achieved. The former shareholders of Phonetic have objected to this determination. We are currently in discussions with the former shareholders of Phonetic in regards to this matter.

In connection with our acquisition BeVocal, we agreed to make contingent payments of up to $60.0 million upon the achievement of certain performance objectives.

Financial Instruments

During fiscal 2006, we entered into an interest rate swap with a notional value of $100 million. The interest rate swap was entered into as a hedge of the 2006 Credit Facility to effectively change the characteristics of the interest rate without actually changing the debt instrument. At its inception, we documented the hedging relationship and determined that the hedge is perfectly effective and designated it as a cash flow hedge. The interest rate swap will hedge the variability of the cash flows caused by changes in U.S. dollar LIBOR interest rates. The swap was marked to market at each reporting date. The fair value of the swap at March 31, 2007 was $0.6 million which was included in other liabilities. Changes in the fair value of the cash flow hedge are reported in stockholders’ equity as a component of other comprehensive income.

Off-Balance Sheet Arrangements

Through March 31, 2007, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 has as its objective to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year, provided that the entity makes that choice in the first 120 days of that fiscal year. We are currently evaluating the impact, if any, that SFAS 159 may have on our consolidated financial statements.

In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements.” EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. We are evaluating the impact, if any, that EITF 00-19-2 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R).” SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, we are required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of September 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for our fiscal year ended September 30, 2009. We are evaluating the impact that SFAS 158 will have on our consolidated financial statements.

In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect our operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments.

Exchange Rate Sensitivity

We are exposed to changes in foreign currency exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resulting accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the Euro, British Pound, Canadian Dollar, Japanese Yen, Israeli New Shekel, Indian Rupee and Hungarian Forint.

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2007, such an appreciation or depreciation could have an adverse impact on our revenue, operating results or cash flows.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the 2006 Credit Facility, as amended.

At March 31, 2007, we held approximately $89.2 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

At March 31, 2007, our total outstanding debt balance exposed to variable interest rates was $351.5 million. To partially offset this variable interest rate exposure, we entered into a $100 million interest rate swap derivative contract. The interest rate swap is structured to offset period changes in the variable interest rate without changing the characteristics of the underlying debt instrument. A hypothetical change in market rates would have a significant impact on the interest expense and amounts payable relating to the $251.5 million of debt that is not offset by the interest rate swap; assuming a 1.0% change in interest rates, the interest expense would increase $2.5 million per annum.

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

As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration and also incurred significant debt to finance the cash consideration used for our acquisitions of Dictaphone Corporation, Focus and BeVocal. We may continue to issue equity securities for future acquisitions, which would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Furthermore, our prior acquisitions required substantial integration and management efforts. Acquisitions of this nature involve a number of risks, including:

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

Under accounting principles generally accepted in the United States of America, we have accounted for our acquisitions using the purchase method of accounting. Under purchase accounting, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of March 31, 2007, we had identified intangible assets amounting to approximately $230.5 million and goodwill of approximately $750.8 million.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility.

We have a significant amount of debt. On April 5, 2007, we entered into an amended and restated credit facility which consists of a $442.0 million term loan due March 2013 and a $75.0 million revolving credit line due March 2012. As of April 30, 2007, $441.5 million remained outstanding under the term loan and there were no outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

We reported net losses of approximately $3.0 million for the six months ended March 31, 2007 and $22.9 million, $5.4 million and $9.4 million for fiscal years 2006, 2005 and 2004, respectively. We had an accumulated deficit of approximately $193.1 million at March 31, 2007. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

Because we license our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to increase in the remainder of fiscal 2007. Reported international revenue, classified by the major geographic areas in which our customers are located, represented approximately $63.1 million for the six months ended March 31, 2007 and approximately $100.2 million, $71.5 million and $39.4 million, for fiscal 2006, 2005 and 2004 respectively. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with prior acquisitions we have added research and development resources in Aachen, Germany, Montreal, Canada and Tel Aviv, Israel. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations on intercompany balances with our foreign subsidiaries. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Hedges are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenue projected to increase in the remainder of fiscal 2007, we are exposed to changes in foreign currencies including the Euro, British Pound, Canadian Dollar, Japanese Yen, Israeli New Shekel, Indian Rupee and the Hungarian Forint. Changes in the value of the Euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified. As of March 31, 2007, we had identified intangible assets amounting to approximately $230.5 million and goodwill of approximately $750.8 million.

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

Risks Related to Our Intellectual Property and Technology

Unauthorized use of our proprietary technology and intellectual property could adversely affect our business and results of operations.

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

On April 10, 2007, Disc Link Corporation (“Disc Link”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas. Damages are sought in an unspecified amount. In this lawsuit, Disc Link alleges that we infringe U.S. Patent No. 6,314,574, titled “Information Distribution System.” We are in the early stages of evaluating these claims and intend to defend the action vigorously.

On November 8, 2006, VoiceSignal Technologies, Inc. filed an action against us and eleven of our resellers in the United States District Court for the Western District of Pennsylvania claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, VoiceSignal alleges that we are infringing United States Patent No. 5,855,000 which relates to improving correction in a dictation application based on a two input analysis. We believe these claims have no merit and intend to defend the action vigorously.

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

On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. Additionally, on May 9, 2005 and September 15, 2005 we sold shares of common stock, and warrants to purchase common stock to Warburg Pincus for aggregate gross proceeds of approximately $75.1 million. As of March 31, 2007, Warburg Pincus beneficially owned approximately 23% of our outstanding common stock, including warrants exercisable for up to 7,066,538 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Friess Associates LLC. is our second largest stockholder, owning approximately 5% of our common stock as of March 31, 2007. Because of their large holdings of our capital stock relative to other stockholders, each of these two stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.

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

(c)

We have not publicly announced any currently effective authorization to repurchase shares of our common stock. However, following our acquisition of Mobile Voice Control, Inc. we agreed to repurchase a portion of the shares issued to the former shareholders of Mobile Voice Control, Inc. as consideration in the transaction. The following table summarizes the repurchases of our common stock during the quarter ended March 31, 2007:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs

January 1, 2007 through January 31, 2007	261,422	$12.16	—	—
February 1, 2007 through February 28, 2007	—	—	—	—
March 1, 2007 through March 31, 2007	—	—	—	—

Total	261,422	$12.16	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On March 22, 2007, we held our annual meeting of stockholders. At that meeting the following actions were voted upon:

(a) To elect a Board of nine (9) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified:

Director	Votes For	Votes Withheld

Paul A. Ricci	155,120,794	3,050,455
Charles W. Berger	146,393,058	11,778,191
Robert J. Frankenberg	148,312,822	9,858,427
Jeffrey A. Harris	156,759,460	1,411,789
William H. Janeway	156,606,431	1,564,818
Katharine A. Martin	146,399,522	11,771,727
Mark B. Myers	157,014,532	1,156,717
Philip J. Quigley	157,026,084	1,145,165
Robert G. Teresi	155,529,670	2,641,579

(b) To approve the amended and restated 2000 Stock Plan:

			Broker
Votes For	Votes Against	Abstained	Non-Votes

89,362,966	17,910,473	250,519	50,647,291

(c) To approve an amendment to our certificate of incorporation to increase the number of shares of common stock we are authorized to issue from 280 million shares to 560 million shares:

			Broker
Votes For	Votes Against	Abstained	Non-Votes

141,793,99	16,114,478	262,772	—

(d) To ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007:

			Broker
Votes For	Votes Against	Abstained	Non-Votes

157,445,900	555,067	170,282	—

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, Commonwealth of Massachusetts, on May 10, 2007.

Nuance Communications, Inc.

By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1		Agreement and Plan of Merger by and among Nuance Communications, Inc., Beryllium Acquisition Corporation, Beryllium Acquisition LLC and BeVocal, Inc. dated as of February 21, 2007.	8-K	0-27038	2.1	2/27/2007
2.2		Share Purchase Agreement dated March 13, 2007 by and among Nuance Communications, Inc., Bethany Advisors Inc., Focus Softek India (Private) Limited and U.S. Bank National Association, as Escrow Agent.	8-K	0-27038	2.1	3/22/2007
2.3		Agreement and Plan of Merger by and among Nuance Communications, Inc., Phoenix Merger Sub, Inc. and Dictaphone Corporation dated as of February 7, 2006.	8-K	0-27038	2.1	2/9/2006
3.1		Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3		Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-142182	3.3	4/18/2007
3.5		Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
10	.1*	Amended and Restated 2000 Stock Plan	8-K	0-27038	10.1	3/28/2007
10.2		Amended and Restated Credit Agreement dated as of April 5, 2007, among Nuance Communications, Inc., the Lenders party thereto from time to time, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC and Banc Of America Securities LLC, as co-arrangers, and Citigroup Global Markets INC., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as joint bookrunners.	8-K	0-27038	10.1	4/10/2007

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.3	Amendment Agreement, dated as of April 5, 2007, among Nuance, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, INC., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, the Lenders, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, Credit Suisse Securities (USA) LLC, as joint bookrunner and co-arranger, and Banc Of America Securities LLC, as co-arranger.	8-K	0-27038	10.2	4/10/2007
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

*	Denotes management compensatory plan of arrangement.