Form 10-Q
period 2007-06-30
Nuance Communications, Inc.
filed 2007-08-07
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

184,592,695 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of July 31, 2007.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1.	Financial Statements

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(Unaudited)
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$168,031	$112,334
Marketable securities	7,846	—
Accounts receivable, less allowances of $17,757 and $20,207, respectively	131,741	110,778
Acquired unbilled accounts receivable	8,213	19,748
Inventories, net	8,391	6,795
Prepaid expenses and other current assets	15,233	13,245
Deferred tax assets	420	421

Total current assets	339,875	263,321

Land, building and equipment, net	37,018	30,700
Goodwill	882,987	699,333
Other intangible assets, net	259,826	220,040
Other long-term assets	36,650	21,680

Total assets	$1,556,356	$1,235,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$5,062	$3,953
Accounts payable	42,490	27,768
Accrued expenses	66,757	52,674
Current portion of accrued business combination costs	13,402	14,810
Deferred maintenance revenue	67,301	63,269
Unearned revenue and customer deposits	31,563	30,320
Deferred acquisition payments, net	—	19,254

Total current liabilities	226,575	212,048

Long-term debt and obligations under capital leases, net of current portion	436,461	349,990
Accrued business combination costs, net of current portion	37,991	45,255
Deferred maintenance revenue, net of current portion	11,286	9,800
Deferred tax liability	32,161	19,926
Other liabilities	62,267	21,459

Total liabilities	806,741	658,478

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 40,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000,000 and 280,000,000 shares authorized, respectively; 187,516,138 and 173,182,430 shares issued and 184,364,122 and 170,152,247 shares outstanding, respectively	188	174
Additional paid-in capital	954,265	773,120
Treasury stock, at cost (3,152,016 and 3,030,183 shares, respectively)	(14,694)	(12,859)
Accumulated other comprehensive income	5,950	1,656
Accumulated deficit	(200,725)	(190,126)

Total stockholders’ equity	749,615	576,596

Total liabilities and stockholders’ equity	$1,556,356	$1,235,074

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Revenue:
Product and licensing	$74,868	$60,535	$220,931	$162,271
Professional services, subscription and hosting	49,271	25,099	110,078	55,071
Maintenance and support	32,500	27,462	91,113	43,035

Total revenue	156,639	113,096	422,122	260,377

Costs and expenses:
Cost of revenue:
Cost of product and licensing	9,448	8,553	31,734	18,290
Cost of professional services, subscription and hosting	32,339	19,824	75,458	41,846
Cost of maintenance and support	6,973	6,223	20,512	9,871
Cost of revenue from amortization of intangible assets	3,367	2,468	9,209	7,419

Total cost of revenue	52,127	37,068	136,913	77,426

Gross margin	104,512	76,028	285,209	182,951

Operating expenses:
Research and development	19,661	16,457	53,748	41,516
Sales and marketing	46,733	36,474	132,454	90,159
General and administrative	19,705	15,018	52,630	40,571
Amortization of other intangible assets	6,347	6,377	16,613	10,361
Restructuring and other charges (credits), net	(54)	67	(54)	(1,233)

Total operating expenses	92,392	74,393	255,391	181,374

Income from operations	12,120	1,635	29,818	1,577
Other income (expense):
Interest income	1,384	1,009	4,100	2,393
Interest expense	(9,119)	(7,797)	(24,301)	(9,584)
Other (expense) income, net	364	(79)	(476)	(861)

Income (loss) before income taxes	4,749	(5,232)	9,141	(6,475)
Provision for income taxes	12,384	4,168	19,740	8,524

Loss before cumulative effect of accounting change	(7,635)	(9,400)	(10,599)	(14,999)
Cumulative effect of accounting change	—	—	—	(672)

Net loss	$(7,635)	$(9,400)	$(10,599)	$(15,671)

Basic and diluted earnings per share:
Loss before cumulative effect of accounting change	$(0.04)	$(0.06)	$(0.06)	$(0.10)
Cumulative effect of accounting change	—	—	—	—

Net loss per share	$(0.04)	$(0.06)	$(0.06)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	180,356	167,482	173,786	162,400

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands, except share amounts)

Cash flows from operating activities
Net loss	$(10,599)	$(15,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	8,521	6,173
Amortization of other intangible assets	25,822	17,780
Accounts receivable allowances	1,199	953
Share-based payments, including cumulative effect of accounting change	33,079	15,196
Non-cash interest expense	3,025	2,722
Deferred tax provision	14,152	5,681
Normalization of rent expense	542	1,013
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,265	6,351
Inventories	(1,047)	(1,996)
Prepaid expenses and other assets	(2,999)	4,001
Accounts payable	9,449	3,613
Accrued expenses and other liabilities	791	(5,637)
Deferred maintenance revenue, unearned revenue and customer deposits	5,470	(8,295)

Net cash provided by operating activities	91,670	31,884

Cash flows from investing activities
Capital expenditures for property and equipment	(8,987)	(5,154)
Payments for acquisitions, net of cash acquired	(96,308)	(391,232)
Proceeds from maturities of investments	494	29,608
Payments for capitalized patent defense costs	(3,400)	(3,050)
Decrease in restricted cash	709	—

Net cash used in investing activities	(107,492)	(369,828)

Cash flows from financing activities
Payments of notes payable and capital leases	(4,922)	(1,165)
Deferred acquisition payments	(18,650)	(14,433)
Proceeds from bank debt, net of issuance costs	87,658	346,032
Purchase of treasury stock	(1,833)	(1,069)
Repurchase of shares from former MVC stockholders	(3,178)	—
Payments on other long-term liabilities	(8,431)	(8,620)
Net proceeds from issuance of common stock under employee share-based payment plans	20,176	28,076

Net cash provided by financing activities	70,820	348,821

Effects of exchange rate changes on cash and cash equivalents	699	56

Net increase in cash and cash equivalents	55,697	10,933
Cash and cash equivalents at beginning of period	112,334	71,687

Cash and cash equivalents at end of period	$168,031	$82,620

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,663	$2,578

Cash paid for interest	$21,276	$6,650

Non cash investing and financing activities:
Issuance of 8,204,436 shares of common stock in connection with the acquisition of BeVocal, Inc.	$122,738	$—

Issuance of 784,266 shares of common stock in connection with the acquisition of Mobile Voice Control, Inc.	$8,300	$—

Issuance of 4,587,333 shares of common stock upon conversion of convertible debenture	$—	$27,524

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

On April 24, 2007, the Company acquired BeVocal, Inc. (“BeVocal”), a provider of on-demand self-service customer care solutions that address the unique business requirements of the mobile communications market and its customers (Note 3).

On March 26, 2007, the Company acquired Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus India Private Limited (collectively “Focus”), a provider of medical transcription services with operations in the United States and India (Note 3).

On December 29, 2006, the Company acquired Mobile Voice Control, Inc. (“MVC”), a provider of speech enabled mobile search and messaging services (Note 3).

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2007, the results of operations for the three and nine month periods ended June 30, 2007 and 2006, and cash flows for the nine month periods ended June 30, 2007 and 2006. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with U.S. generally accepted accounting principles has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission on December 15, 2006. The results for the nine month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007, or any future period.

Reclassification

Certain amounts presented in the prior periods’ consolidated financial statements have been reclassified to conform to the current periods’ presentation.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

The Company recognizes software revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 and all related interpretations. Non-software revenue is recognized in accordance with, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements” and SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts.” For revenue arrangements with multiple elements outside of the scope of SOP 97-2, the Company accounts for the arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Elements,” and allocates an arrangement’s fees into separate units of accounting based on fair value. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence (“VSOE”) of fair value exists for any undelivered elements. When contracts contain substantive customer acceptance provisions, revenue and related costs are deferred until such acceptance is obtained. The Company reduces recognized revenue for estimated future returns, price protection and rebates, and certain marketing allowances at the time the related revenue is recorded.

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

The Company also makes an estimate of sales returns from direct customers based on historical experience. In accordance with Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition When Right of Return Exists,” the provision for these estimated returns is recorded as a reduction of revenue and accounts receivable at the time that the related revenue is recorded. If actual returns differ significantly from the Company’s estimates, such differences could have a material impact on the Company’s results of operations for the period in which the actual returns become known.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken during the nine month periods ended June 30, 2007 and 2006, based on the review of long-lived assets under SFAS 144. The Company may make business decisions in the future which may result in the impairment of intangible assets.

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

Capitalized Patent Defense Costs

The Company monitors the anticipated outcome of legal actions, and if it determines that the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. As of June 30, 2007 and September 30, 2006, capitalized patent defense costs totaled $12.6 million and $6.4 million, respectively.

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

The components of comprehensive income (loss), are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss	$(7,635)	$(9,400)	$(10,599)	$(15,671)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,705	3,118	3,661	2,514
Net unrealized gains on cash flow hedge derivatives	664	731	633	731
Net unrealized gain on marketable securities	—	3	—	40

Other comprehensive income	2,369	3,852	4,294	3,285

Total comprehensive income (loss)	$(5,266)	$(5,548)	$(6,305)	$(12,386)

Net Income (Loss) Per Share

The Company computes net income (loss) per share under the provisions of SFAS 128, “Earnings per Share,” and EITF 03-06, “Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share.”’ Accordingly, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period plus the dilutive effect of common equivalent shares, which include outstanding stock options, warrants, unvested shares of restricted stock using the treasury stock method and the convertible debenture using the as converted method. Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating 25.6 million and 21.6 million shares for the three month periods ended June 30, 2007 and 2006, respectively; and 25.4 million and 21.6 million shares for the nine month periods ended June 30, 2007 and 2006, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

Accounting for Share-Based Payments

The Company adopted SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective October 1, 2005. The Company has several equity instruments that are required to be evaluated under SFAS 123R, including: stock option plans, an employee stock purchase plan, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”). The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.” SFAS 123R requires the recognition of the fair value of share-based payments as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period. Based on the provisions of SFAS 123R the Company’s share-based payments awards are accounted for as equity instruments. In connection with the adoption of SFAS 123R, the Company is required to amortize stock-based instruments with performance-related vesting terms over the period from the grant date to the sooner of the date upon which the performance vesting condition will be met (when that condition is expected to be met), or the time-based vesting dates. The cumulative effect of the change in accounting as a result of the adoption

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS 123R in fiscal 2006 was $0.7 million. The amounts included in the consolidated statements of operations relating to share-based payments are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of product and licensing	$3	$17	$15	$65
Cost of professional services, subscription and hosting	962	490	2,412	1,199
Cost of maintenance and support	249	186	716	298
Research and development	1,887	1,097	4,912	3,157
Sales and marketing	5,338	2,081	13,640	4,836
General and administrative	3,686	1,682	11,384	4,969
Cumulative effect of accounting change	—	—	—	672

	$12,125	$5,553	$33,079	$15,196

Stock Options

The Company has several share-based payment plans under which employees, officers, directors and consultants may be granted stock options to purchase the Company’s common stock generally at the fair market value on the date of grant. Plans do not allow for options to be granted at below fair market value nor can they be re-priced at anytime. Options granted under original plans of the Company become exercisable over various periods, typically two to four years and have a maximum term of 7 years. The Company also assumed an option plan in connection with its acquisition of Nuance Communications, Inc. (“Former Nuance”) on September 15, 2005 and BeVocal on April 24, 2007. These stock options are governed by the original option agreements that they were issued under, but are now exercisable for shares of the Company. No further stock options may be issued under these assumed option plans. All stock options have been granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant. The table below summarizes activity relating to stock options for the nine months ended June 30, 2007:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2006	20,654,083	$4.80
Granted	2,802,450	$13.67
Assumed from BeVocal	640,284	$4.93
Exercised	(4,555,279)	$4.27
Forfeited	(463,707)	$7.09
Expired	(94,393)	$3.22

Outstanding at June 30, 2007	18,983,438	$6.19	5.3 years	$200.1 million

Exercisable at June 30, 2007	11,122,652	$4.24	4.8 years	$139.0 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on June 30, 2007 ($16.73) and the exercise price of the underlying options. Stock options to purchase 12,353,613 shares of common stock were exercisable as of June 30, 2006.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2007, the total unamortized fair value of stock options was $37.3 million with a weighted average remaining recognition period of 2.5 years. During the three and nine month periods ended June 30, 2007 and 2006, the following activity occurred under the Company’s plans:

			Nine Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted-average grant-date fair value per share	$8.49	$5.95	$7.08	$5.09
Total intrinsic value of stock options exercised (in millions)	$15.59	$6.28	$46.03	$34.98

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the stock options granted during the three and nine month periods ended June 30, 2007 and 2006 were calculated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	46.3%	63.5%	49.2%	63.1%
Average risk-free interest rate	4.6%	5.0%	4.7%	4.7%
Expected term (in years)	3.8	4.6	3.8	4.6

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the historical implied volatility from traded options with a term of 180 days or greater. The risk-free interest rate is derived from the average U.S. Treasury STRIPS rate during the period, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. Upon the adoption of SFAS 123R, the Company used the simplified method provided for under SEC’s SAB 107, which averages the contractual term of the Company’s options (7.0 years) with the vesting term (2.2 years). Beginning in the fourth quarter of fiscal 2006 the Company has estimated the expected life based on the historical exercise behavior.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units are not included in issued and outstanding common stock until the shares are vested. The table below summarizes activity relating to Restricted Units for the nine months ended June 30, 2007:

	Number of Shares	Weighted Average
	Underlying	Remaining	Aggregate
	Restricted Units	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2006	2,750,054
Granted	4,453,237
Vested	(730,128)
Forfeited	(305,234)

Outstanding at June 30, 2007	6,167,929	1.4 years	$103.2 million

Expected to become exercisable	5,429,179	1.4 years	$90.8 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on June 30, 2007 ($16.73) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of June 30, 2007, unearned share-based payment expense related to unvested Restricted Units is $56.3 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 1.6 years. 45% of the Restricted Units outstanding as of June 30, 2007 are subject to performance vesting acceleration conditions. During the three and nine month periods ended June 30, 2007 and 2006 the following activity occurred related to Restricted Units:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted-average grant-date fair value per share	$15.99	$10.66	$13.73	$9.22
Total intrinsic value of shares vested (in millions)	$0.93	$1.06	$9.32	$3.07

Restricted Stock is included in the issued and outstanding common stock in these financial statements at date of grant. The table below summarizes activity relating to Restricted Stock for the nine months ended June 30, 2007:

	Number of Shares	Weighted Average
	Underlying	Grant Date
	Restricted Stock	Fair Value

Nonvested balance at September 30, 2006	1,547,341	$5.93
Granted and assumed	17,421	$8.75
Vested	(368,103)	$5.27

Nonvested balance at June 30, 2007	1,196,659	$6.18

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price for vested Restricted Stock is $0.001 per share. As of June 30, 2007, unearned share-based payment expense related to unvested Restricted Stock is $3.0 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 11.1 years. 78% of the Restricted Stock outstanding as of June 30, 2007 are subject to performance vesting acceleration conditions. During the three and nine month periods ended June 30, 2007 and 2006 the following activity occurred related to Restricted Stock:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted-average grant-date fair value per share	$11.35	$12.19	$8.75	$12.19
Total intrinsic value of shares vested (in millions)	$0.97	$0.12	$5.60	$1.48

The Company has historically repurchased common stock upon its employees’ vesting in Restricted Awards, in order to allow the employees to cover their tax liability as a result of the Restricted Awards having vested. Assuming that the Company repurchased one-third of all vesting Restricted Awards outstanding as of June 30, 2007, such amount approximating a tax rate of its employees, and based on the weighted average recognition period of 1.5 years, the Company would repurchase approximately 1.0 million shares during the twelve month period ending June 30, 2008. During the nine months ended June 30, 2007, the Company repurchased 264,866 shares of restricted awards at a cost of $3.7 million to cover employees’ tax obligations related to vesting of Restricted Awards.

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on March 31, 2006, authorizes the issuance of a maximum of 3,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Compensation expense for the employee stock purchase plan is recognized in accordance with SFAS 123R. Compensation expense related to the employee stock purchase plan was $0.5 million and $1.5 million for the three and nine months ended June 30, 2007, respectively, and was $0.3 million and $0.7 million for the three and nine months ended June 30, 2006, respectively.

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

Valuation allowances have been established for U.S. deferred tax assets, which the Company believes do not meet the “more likely than not” criteria established by SFAS 109. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and created as a result of share-based payments. The recognition of the portion of the valuation allowance which relates to net deferred tax

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets resulting from share-based payments will be recorded as additional paid-in-capital. The recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination will reduce goodwill, other intangible assets, and to the extent remaining, the provision for income taxes.

Financial Instruments and Hedging Activities

The Company follows the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. To achieve hedge accounting, the criteria specified in SFAS 133, must be met, including (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net of tax, in the income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to the income statement, in the related revenue or expense caption, as appropriate. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. As of June 30, 2007, there was a $100 million interest rate swap (“the Swap”) outstanding. The Swap was entered into in conjunction with a term loan on March 31, 2006. The Swap was designated as a cash flow hedge, and changes in the fair value of this cash flow hedge derivative are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). The fair value of the Swap was $0.1 million and was included in other long-term assets in the Company’s accompanying balance sheet as of June 30, 2007. The fair value of the Swap was $0.6 million and was included in other liabilities in the Company’s accompanying balance sheet as of September 30, 2006.

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

In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements.” EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS 5, “Accounting for Contingencies.” For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is evaluating the impact, if any, that EITF 00-19-2 may have on its consolidated financial statements.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company’s fiscal year beginning October 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements.

3.	Business Acquisitions

Acquisition of BeVocal

On April 24, 2007, the Company acquired all of the outstanding capital stock of BeVocal, Inc., a provider of on-demand self-service customer care solutions that address the unique business requirements of the mobile communications market and its customers. The purchase price was $197.2 million, which consists of 8,204,436 shares of common stock valued at $122.7 million and cash in the amount of $74.5 million payable to shareholders and for transaction costs. Management has assessed probability under SFAS 141 and determined that the payment of contingent consideration is probable. Accordingly, included in this estimated purchase price is $40.4 million of cash consideration relating to contingent consideration provisions under the merger agreement. The maximum contingent consideration payable is $60.6 million, including fees payable to an investment bank. The cash related to contingent consideration is payable in October 2008, and is included in other long-term liabilities in the Company’s accompanying balance sheet as of June 30, 2007. The results of operations of BeVocal have been included in the accompanying consolidated statements of operations from the date of acquisition. The following table summarizes the preliminary allocation of the purchase price (in thousands):

Total purchase consideration:
Common stock issued	$122,738
Cash	70,398
Transaction costs	4,058

Total purchase consideration	$197,194

Allocation of the purchase consideration:
Cash	$9,266
Accounts receivable and acquired unbilled accounts receivable	13,055
Property and equipment	3,161
Other current and long-term assets	5,922
Identifiable intangible assets	37,700
Goodwill	140,369

Total assets acquired	209,473

Accounts payable and accrued expenses	(8,114)
Other liabilities	(4,165)

Total liabilities assumed	(12,279)

Net assets acquired	$197,194

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the provisions of EITF 95-08, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” management has determined that $5.6 million of the contingent consideration estimated currently, will be treated as compensation expense over the periods in which the amounts are earned; in the three months ended June 30, 2007, $1.0 million of this amount was recognized as additional compensation expense, the remaining $4.6 million of unearned contingent consideration is included in other assets in the Company’s accompanying balance sheet as of June 30, 2007. The remaining contingent consideration of $34.8 million has been recorded as a component of goodwill. Any changes in the contingent consideration payable will be allocated to goodwill and compensation.

The Company assumed stock options for the purchase of 640,284 shares of the Company’s common stock, and 2,866 shares of restricted stock in connection with its acquisition of BeVocal. These stock options and restricted stock are governed by the original equity compensation plan and agreements that they were issued under (the “BeVocal Stock Option Plan”), but are now exercisable for, or will vest into, shares of the Company’s common stock. All assumed options and restricted stock were unvested as of the date of acquisition, and the vesting of these shares has been, and will be, reflected as compensation expense as disclosed in Note 2, “Accounting for Share-Based Payments.”

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$30,300	6.7
Core and completed technology	7,300	4.6
Non-compete agreements	100	2.0

Total	$37,700

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Focus

On March 26, 2007, the Company acquired all of the outstanding capital stock of Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus India Private Limited (collectively “Focus”) which provides medical transcription services with operations in the United States and India. The purchase price consisted of $59.3 million in cash, including transaction costs, and the assumption of certain obligations. The results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The following table summarizes the preliminary allocation of the purchase price (in thousands):

Total purchase consideration:
Cash	$54,477
Debt assumed	2,060
Transaction costs	2,800

Total purchase consideration	$59,337

Allocation of the purchase consideration:
Accounts receivable	$3,940
Property and equipment	1,571
Other current and long-term assets	932
Identifiable intangible assets	23,700
Goodwill	40,797

Total assets acquired	70,940
Accounts payable and accrued expenses	(2,191)
Deferred income tax liabilities	(9,008)
Other liabilities	(404)

Total liabilities assumed	(11,603)

Net assets acquired	$59,337

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$19,800	6.0
Core and completed technology	2,900	7.4
Non-compete agreements	1,000	6.2

Total	$23,700

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of MVC

On December 29, 2006, the Company acquired all of the outstanding capital stock of Mobile Voice Control, Inc. (“MVC”), a provider of speech-enabled mobile search and messaging services, for $12.9 million. The purchase price consisted of $4.6 million in cash including transaction costs, and 784,266 shares of the Company’s common stock valued at $8.3 million. The results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The following table summarizes the preliminary allocation of the purchase price (in thousands):

Total purchase consideration:
Common stock issued	$8,300
Cash	4,104
Transaction costs	523

Total purchase consideration	$12,927

Allocation of the purchase consideration:
Current and long-term assets	$79
Identifiable intangible assets	2,700
Goodwill	10,313

Total assets acquired	13,092
Total liabilities assumed	(165)

Net assets acquired	$12,927

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

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$1,300	5
Completed technology	1,100	4
Non-compete agreements	300	3

Total	$2,700

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable

Accounts receivable, excluding acquired unbilled accounts receivable, consisted of the following (in thousands):

	June 30,	September 30,
	2007	2006

Gross accounts receivable	$149,498	$130,985
Less — allowance for doubtful accounts	(5,214)	(4,106)
Less — reserve for distribution and reseller accounts receivable	(5,781)	(9,797)
Less — allowance for sales returns	(6,762)	(6,304)

Total	$131,741	$110,778

5.	Inventories, net

Inventories, net of allowances, consisted of the following (in thousands):

	June 30,	September 30,
	2007	2006

Components and parts	$3,038	$2,311
Inventory at customers	4,653	3,173
Finished products	700	1,311

Total	$8,391	$6,795

Inventory at customers reflects equipment related to in-process installations of solutions of Dictaphone contracts with customers. These contracts have not been recorded to revenue as of June 30, 2007, and therefore the inventory is on the balance sheet until such time as the contract is recorded to revenue and the inventory will be charged to cost of sales.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended June 30, 2007, are as follows (in thousands):

Balance as of September 30, 2006	$699,333
Goodwill acquired — MVC acquisition	10,313
Goodwill acquired — Focus acquisition	40,797
Goodwill acquired — BeVocal acquisition	140,369
Purchase accounting adjustments	(10,706)
Effect of foreign currency translation	2,881

Balance as of June 30, 2007	$882,987

Goodwill adjustments during the nine months ended June 30, 2007 were primarily related to the utilization of acquired deferred tax assets.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist of the following (dollars in thousands):

	At June 30, 2007
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Life
				(Years)

Customer relationships	$199,404	$36,865	$162,539	7.8
Technology and patents	103,554	39,602	63,952	5.2
Tradenames and trademarks, subject to amortization	6,951	2,995	3,956	5.3
Non-competition agreements	1,990	411	1,579	5.3

Subtotal	311,899	79,873	232,026
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$339,699	$79,873	$259,826

Amortization expense for the Company’s other intangible assets with finite lives was $9.7 million and $25.8 million for the three and nine months ended June 30, 2007, respectively, and was $8.8 million and $17.8 million for the three and nine months ended June 30, 2006, respectively. Estimated future amortization expense for each of the five succeeding years is as follows (in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2007 (July 1, 2007 to September 30, 2007)	$3,395	$6,733	$10,128
2008	13,271	27,595	40,866
2009	12,288	27,222	39,510
2010	11,284	23,433	34,717
2011	10,377	20,616	30,993
2012	7,782	18,081	25,863
Thereafter	5,555	44,394	49,949

Total	$63,952	$168,074	$232,026

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	September 30,
	2007	2006

Accrued compensation	$26,676	$21,310
Accrued sales and marketing incentives	4,217	4,454
Accrued royalties	2,285	2,452
Accrued professional fees	4,526	3,823
Accrued acquisition costs and liabilities	4,356	747
Income taxes payable	7,581	3,857
Accrued other	17,116	16,031

Total	$66,757	$52,674

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred and Contingent Acquisition Payments

In connection with the Company’s acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, a deferred payment of $17.5 million was due and paid in full to the former shareholders of Phonetic on February 1, 2007. Under the agreement, the Company also agreed to make maximum additional payments of $35.0 million in contingent purchase price upon achievement of certain established financial and performance targets through December 31, 2007, in accordance with the purchase agreement. The Company has notified the former shareholders of Phonetic that the financial and performance targets for the scheduled payments for calendar 2005 and 2006, totaling $24.0 million, were not achieved. The former shareholders of Phonetic have objected to this determination. The Company and the former shareholders of Phonetic are discussing this matter.

In connection with the Company’s acquisition of MVC, it agreed to make contingent payments of up to $18.0 million upon the achievement of certain financial targets through December 31, 2008, in accordance with the purchase agreement. The Company has not recorded any obligation relative to these measures though June 30, 2007.

In connection with the Company’s acquisition of BeVocal, it agreed to make contingent payments of up to $60.6 million, including amounts payable to an investment banker, upon the achievement of certain financial targets through December 31, 2007, in accordance with the purchase agreement. As discussed in Note 3, the Company has accrued $40.4 million of this amount as of June 30, 2007. These contingent payments are payable in cash in October 2008.

9.	Pension and Other Postretirement Benefit Plans

In connection with the acquisition of Dictaphone on March 31, 2006, the Company assumed the assets and obligations related to its defined benefit pension plans, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. The Company also assumed a post-retirement health care and life insurance benefit plan which provides certain post-retirement health care and life insurance benefits, as well as a fixed subsidy for qualified former employees in the United States and Canada. Amounts recognized in other assets and liabilities in the consolidated balance sheet as of June 30, 2007 and September 30, 2006 are as follows (in thousands):

	June 30,		September 30,
	2007		2006
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits

Prepaid benefit cost	$2,469	$—	$2,276	$—
Accrued benefit liability	(7,072)	(1,487)	(7,450)	(1,368)

Net amount recognized	$(4,603)	$(1,487)	$(5,174)	$(1,368)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost of the benefit plans for the three and nine months ended June 30, 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007		2007
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits

Service cost	$71	$26	$209	$79
Interest cost	304	19	896	55
Amortization of net (gain) loss	—	—	—	—
Expected return on plan assets	(310)	—	(912)	—
Amortization of prior service cost	—	—	—	—

Net period benefit cost	$65	$45	$193	$134

The components of net periodic benefit cost of the benefit plans for the three and nine months ended June 30, 2006 (both periods being the same as Dictaphone was acquired on March 31, 2006) are as follows (in thousands):

	Pension	Other
	Benefits	Benefits

Service cost	$62	$22
Interest cost	286	14
Amortization of net (gain) loss	—	—
Expected return on plan assets	(289)	—
Amortization of prior service cost	—	—

Net period benefit cost	$59	$36

10.	Credit Facilities and Debt

On April 5, 2007, the Company entered into an amended and restated credit facility which consists of a $441.5 million term loan due March 2013 and a $75.0 million revolving credit line, including letters of credit, due March 2013 (the “Expanded 2006 Credit Facility”). As of June 30, 2007, $440.3 million remained outstanding under the term loan. As of June 30, 2007, there were $17.3 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Expanded 2006 Credit Facility contains customary covenants, including, among other things, covenants that restrict the ability of the Company and its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains customary events of default, including failure to make payments, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of June 30, 2007, the Company was in compliance with the covenants under the Expanded 2006 Credit Facility.

Borrowings under the Expanded 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at the Company’s option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars). The applicable margin for borrowings under the Expanded 2006 Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s leverage ratio. As of June 30, 2007, the Company’s applicable margin was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. The Company is required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon its leverage ratio. As of June 30, 2007, the commitment fee rate was 0.5%.

The Company capitalized debt issuance costs related to the Expanded 2006 Credit Facility and is amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of June 30, 2007, the ending unamortized deferred financing fees were $9.5 million and are included in other long-term assets in the Company’s accompanying balance sheet.

The $441.5 million term loan is subject to repayment in fair equal quarterly installments of 1% per annum ($4.45 million per year), and an annual excess cash flow sweep, as defined in the Expanded 2006 Credit Facility, which will be first payable beginning in the first quarter of fiscal 2008, based on the excess cash flow generated in fiscal 2007. As of June 30, 2007, we have repaid $1.2 million of principal under the term loan agreement. Any borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that the Company may make, will be repaid upon maturity. If only the baseline repayments are made, the aggregate annual maturities of the term loan would be as follows (in thousands):

Year Ending September 30,	Amount

2007 (July 1 to September 30, 2007)	$1,113
2008	4,450
2009	4,450
2010	4,450
2011	4,450
2012	4,450
Thereafter	416,975

Total	$440,338

The Company’s obligations under the Expanded 2006 Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Expanded 2006 Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of the Company’s domestic subsidiaries and 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of first-tier foreign subsidiaries, all material tangible and intangible assets of the Company and the guarantors, and any present and future intercompany debt. The Expanded 2006 Credit Facility also contains provisions for mandatory prepayments of outstanding term loans upon receipt of the following, and subject to certain exceptions: 100% of net cash proceeds from asset sales, 100% of net cash proceeds from issuance or incurrence of debt, and 100% of extraordinary receipts. The Company may voluntarily prepay the Expanded 2006 Credit Facility without premium or penalty other than customary “breakage” costs with respect to LIBOR-based loans.

As noted above, beginning in the first quarter of fiscal 2008, the Company may be required to repay a portion of the outstanding principal under the Expanded 2006 Credit Facility in accordance with the excess cash flow sweep provision, as defined in the Expanded 2006 Credit Facility. The amount of the payment due in the first quarter of fiscal 2008, if any, is based on the Company’s earnings before interest, taxes, depreciation and amortization, or EBITDA, for the fiscal year ending September 30, 2007, as adjusted in accordance with the terms of the Expanded 2006 Credit Facility. At the current time, the Company is unable to predict the amount of the outstanding principal, if any, that it may be required to repay during the first quarter of fiscal 2008 pursuant to the excess cash flow sweep provisions.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 11, 2007, the Company received a commitment letter from Citigroup Global Markets Inc., Lehman Brothers Inc. and Goldman Sachs Credit Partners L.P. as arrangers, and Bank of America Securities as co-arranger, for a syndicate of lenders under the Expanded 2006 Credit Facility. The commitment letter, which expires August 30, 2007, relates to an incremental term loan in the amount of $225.0 million that would be provided under the Expanded 2006 Credit Facility. As of June 30, 2007, the Company had not drawn against the commitment letter.

11.	Accrued Business Combination Costs

In connection with the acquisitions of SpeechWorks International, Inc. in August 2003 and Former Nuance in September 2005, the Company has assumed obligations relating to certain leased facilities expiring in 2016 and 2012, respectively, that were abandoned by the acquired companies prior to the acquisition date. The fair value of the obligations, net of estimated sublease income, are recognized as liabilities assumed by the Company and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill. The net payments have been discounted in calculating the fair value of the obligation as of the date of acquisition, and the discount is being accreted through expected maturity. Cash payments net of sublease receipts are presented as cash used in financing activities in the consolidated statements of cash flows. As of June 30, 2007, the total gross payments due from the Company to the landlords of the facilities are $79.6 million. This is reduced by $20.4 million of sublease income and a $5.0 million present value discount.

Additionally, the Company has implemented restructuring plans to eliminate duplicate facilities, personnel or assets in connection with the business combinations. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” costs such as these are recognized as liabilities assumed by the Company, and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill. As of June 30, 2007, total gross payments due from the Company to the landlords of the facilities are $2.3 million. This is reduced by $0.8 million of sublease income. The gross value of the lease exit costs will be paid through fiscal 2009. These gross payment obligations are included in the commitments disclosed in Note 14.

Current activity charged against the accrued business combination costs for the nine months ended June 30, 2007 was as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2006	$59,221	$844	$60,065
Charged to goodwill	36	(361)	(325)
Charged to interest expense	1,442	—	1,442
Cash payments, net of sublease receipts	(9,306)	(483)	(9,789)

Balance at June 30, 2007	$51,393	$—	$51,393

Reported as:
Current:			$13,402
Long-term			37,991

Total			$51,393

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Restructuring and Other Charges

Current activity charged against the restructuring accrual for the nine months ended June 30, 2007 was as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2006	$530	$374	$904
Charged to expense	(16)	(38)	(54)
Cash payments and foreign exchange	(514)	(107)	(621)

Balance at June 30, 2007	$—	$229	$229

The remaining personnel-related accrual as of June 30, 2007 is primarily composed of amounts due under a restructuring charge taken in the fourth quarter of fiscal 2005.

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

Common Stock

On April 24, 2007, the Company issued 8,204,436 shares of its common stock valued at $122.7 million in connection with the acquisition of BeVocal.

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

On December 29, 2006, the Company issued 784,266 shares of its common stock valued at $8.3 million in connection with the acquisition of MVC.

On May 5, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company, Warburg Pincus Private Equity VIII, L.P. and certain of its affiliated entities (collectively “Warburg Pincus”) pursuant to which Warburg Pincus agreed to purchase, and the Company

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock Warrants

In fiscal 2005, the Company issued several warrants for the purchase of its common stock. Warrants were issued to Warburg Pincus as described above. Additionally, on November 15, 2004, in connection with the acquisition of Phonetic, the Company issued unvested warrants to purchase 750,000 shares of its common stock at an exercise price of $4.46 per share that will vest, if at all, upon the achievement of certain performance targets. Based on the Company’s assessment of the results relative to the financial and performance measures, warrants to purchase 500,000 shares of common stock have not vested, and will not vest; warrants to purchase 250,000 shares of common stock still may vest depending on future performance. The former shareholders of Phonetic have objected to this assessment. The Company and the former shareholders of Phonetic are discussing this matter. The warrants provide the holder with the option to exercise the warrants on a net, or cashless, basis. The initial valuation of the warrants occurred upon closing of the Phonetic acquisition on February 1, 2005, and was treated as purchase consideration in accordance with EITF 97-8, “Accounting for Contingent Consideration Issued in a Purchase Business Combination.”

In March 1999, the Company issued Xerox a ten-year warrant with an exercise price for each warrant share of $0.61. This warrant is exercisable for the purchase of 525,732 shares of the Company’s common stock. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation, including this warrant, for approximately $80 million. In connection with this transaction, Warburg Pincus acquired new warrants to purchase 2.5 million additional shares of the Company’s common stock from the Company for total consideration of $0.6 million. The warrants have a six-year life and an exercise price of $4.94. The warrants provide the holder with the option to exercise the warrants on a net, or cashless, basis.

In connection with the acquisition of SpeechWorks in 2003, the Company issued a warrant to its investment banker, expiring on August 11, 2011, for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $3.98 per share. The warrant provides the holder with the option to exercise the warrants on a net, or cashless, basis. The warrant became exercisable on August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model. In October 2006, the warrant was exercised to purchase 125,620 shares of the Company’s common stock. The holder of the warrant elected a cashless exercise resulting in a net issuance of 75,623 shares of the Company’s common stock. As of June 30, 2007, a warrant to purchase 24,380 shares of the Company’s common stock remains outstanding.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also in connection with the acquisition of SpeechWorks, the Company assumed outstanding warrants previously issued by SpeechWorks to America Online. These warrants allowed for the purchase of up to 219,421 shares of the Company’s common stock and were issued in connection with a long-term marketing arrangement. The warrant was exercisable at a price of $14.49 per share and provided the holder with the option to exercise the warrants on a net, or cashless, basis. The warrant expired on June 30, 2007.

Based on its review of EITF 00-19, the Company has determined that each of the above-noted warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheets.

14.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for office space around the world. In connection with many of its acquisitions the Company assumed facility lease obligations. Among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 11). Additionally, certain of the Company’s lease obligations have been included in various restructuring charges (Note 12). The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of June 30, 2007 (in thousands):

			Other
			Contractual
	Operating	Leases Under	Obligations
Year Ending September 30,	Leases	Restructuring	Assumed	Total

2007 (July 1, 2007 to September 30, 2007)	$2,121	$456	$3,093	$5,670
2008	8,867	1,558	12,780	23,205
2009	8,089	1,432	13,202	22,723
2010	6,982	523	13,639	21,144
2011	6,137	540	14,172	20,849
2012	5,165	557	12,661	18,383
Thereafter	16,245	332	10,093	26,670

Total	$53,606	$5,398	$79,640	$138,644

At June 30, 2007, the Company has subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms is $24.4 million and which ranges from approximately $0.9 million to $3.8 million on an annual basis through February 2016.

In connection with certain of its acquisitions, the Company assumed certain financial guarantees that the acquired companies had committed to the landlords. As of June 30, 2007, the total outstanding financial guarantees related to real estate were $17.3 million and are secured by letters of credit issued under the Expanded 2006 Credit Facility.

Litigation and Other Claims

Like many companies in the software industry, the Company has, from time to time, been notified of claims that it may be infringing, or contributing to the infringement of, the intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, the Company may seek licenses for these intellectual property rights. There is no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to the Company or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by the Company.

On April 10, 2007, Disc Link Corporation (“Disc Link”) filed a patent infringement action against the Company in the United States District Court for the Eastern District of Texas. Damages are sought in an unspecified

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount. In this lawsuit, Disc Link alleges that the Company infringes U.S. Patent No. 6,314,574, titled “Information Distribution System.” On June 28, 2007, the Company entered into a non-exclusive patent license and settlement agreement with Disc Link regarding the actions filed against the Company on April 10, 2007, which resulted in the Company acquiring a license to the technology. The impact of the patent license and settlement agreement, relative to the Company’s financial position, and with regard to the future amortization of the acquired patent license in any given period is not material.

On November 8, 2006, Voice Signal Technologies, Inc. (“VoiceSignal”) filed an action against the Company and eleven of its resellers in the United States District Court for the Western District of Pennsylvania (the “Court”) claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, VoiceSignal alleges that the Company is infringing United States Patent No. 5,855,000 which relates to improving correction in a dictation application based on a two input analysis. The Company believes these claims have no merit and intends to defend the action vigorously. As a result of the Company’s pending acquisition of VoiceSignal (Note 18), the Court has stayed the action for an unspecified period of time.

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

On November 27, 2002, AllVoice Computing plc (“AllVoice”) filed an action against the Company in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed” (the “’273 Patent”). The ’273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology field, the Company believes that its products do not infringe the ’273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. The United States District Court for the Southern District of Texas entered summary judgment against AllVoice and dismissed all claims against the Company on February 21, 2006. AllVoice filed a notice of appeal from this judgment on April 26, 2006. The Company believes these claims have no merit and intends to defend the action vigorously.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes that the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.

The Company has entered into agreements to indemnify its directors and officers to the fullest extent authorized or permitted under applicable law. These agreements, among other things, provide for the indemnification of its directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by any such person in his or her capacity as a director or officer of the Company, whether or not such person is acting or serving in any such capacity at the time any liability or expense is incurred for which indemnification can be provided under the agreements. In accordance with the terms of the SpeechWorks merger agreement, the Company is required to indemnify the former members of the SpeechWorks board of directors, on similar terms as described above, for a period of six years from the acquisition date. In connection with this indemnification, the Company was required to purchase a director and officer insurance policy related to this obligation for a period of three years from the date of acquisition. This three-year policy was purchased in 2003. In accordance with the terms of each of the Former Nuance, Dictaphone and BeVocal merger agreements, the Company is required to indemnify the former members of the Former Nuance, Dictaphone and BeVocal boards of directors, on similar terms as described above, for a period of six years from the acquisition date. In connection with these indemnifications, the Company has purchased director and officer insurance policies related to these obligations covering the full period of six years.

At June 30, 2007, the Company has $3.6 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders currently scheduled in its backlog.

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

Revenue, classified by the major geographic areas in which the Company’s customers are located, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

United States	$126,913	$86,616	$329,292	$184,278
International	29,726	26,480	92,830	76,099

Total	$156,639	$113,096	$422,122	$260,377

No country outside of the United States composed more than 10% of total revenue.

The following table presents revenue information for principal product lines, which do not constitute separate segments (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Speech	$140,007	$91,488	$368,469	$205,372
Imaging	16,632	21,608	53,653	55,005

Total	$156,639	$113,096	$422,122	$260,377

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No customer composed more than 10% of revenue or accounts receivable for any of the periods ended, or as of, June 30, 2007 or September 30, 2006.

The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	June 30,	September 30,
	2007	2006

United States	$1,070,143	$865,884
International	146,338	105,869

Total	$1,216,481	$971,753

16.	Pro Forma Results

The following table reflects unaudited pro forma results of operations of the Company assuming that the Dictaphone, Focus and BeVocal acquisitions had occurred on October 1, 2005 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$159,767	$122,780	$450,151	$372,531
Net loss	$(9,904)	$(11,869)	$(28,493)	$(65,652)
Net loss per basic and diluted share	$(0.05)	$(0.07)	$(0.16)	$(0.38)

The Company has not furnished pro forma financial information relating to the MVC acquisition because such information is not material to the Company’s financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

17.	Related Parties

A member of the Company’s Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to the Company. In the nine months ended June 30, 2007 and the fiscal year 2006, the Company paid $2.7 million and $2.9 million, respectively, to Wilson Sonsini Goodrich & Rosati for professional services provided to the Company. As of June 30, 2007 and September 30, 2006, the Company had $2.1 million and $1.9 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

18.	Pending Business Combinations

On May 15, 2007, the Company announced that it had entered into a definitive agreement to acquire Voice Signal Technologies, Inc. (“VoiceSignal”), a global provider of mobile voice technology. The VoiceSignal acquisition will extend the Company’s solutions and expertise to address the accelerating demand for speech-enabled mobile devices and services that allow people to use spoken commands simply and effectively navigate and retrieve information and to control and operate mobile phones, automobiles and personal navigation devices. The announced estimated aggregate consideration for this acquisition is $210 million in cash and $91 million in shares of the Company’s common stock. The Company expects the acquisition to close in the fourth quarter of fiscal 2007.

On June 21, 2007, the Company announced a definitive agreement to acquire Tegic Communications, Inc. (“Tegic”), a wholly owned subsidiary of AOL LLC and a developer of embedded software for mobile devices. The Tegic acquisition will expand the Company’s presence in the mobile industry and accelerate the delivery of a new mobile user interface that combines voice, text and touch to improve the user experience for consumers and mobile professionals. The consideration for this acquisition is $265 million in cash. The Company expects the acquisition to close in the fourth quarter of fiscal 2007.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Subsequent Events

On August 7, 2007, the Company announced that it intends to offer, subject to market and other considerations, approximately $150 million aggregate principal amount of unsecured senior convertible debentures due 2027 through an offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate, conversion terms and put and call rights applicable to the debentures will be determined by negotiations between the Company and the initial purchasers of the debentures. The Company also intends to grant the initial purchasers a 30-day over-allotment option to purchase up to $30.0 million aggregate principal amount of additional debentures. The Company intends to use the net proceeds from the offering to partially fund its acquisition of Tegic.

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

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These forward-looking statements include predictions regarding:

•	our future revenue, cost of revenue, research and development expenses, selling, general and administrative expenses, amortization of other intangible assets and gross margin;

•	our strategy relating to speech and imaging technologies;

•	the potential of future product releases;

•	our product development plans and investments in research and development;

•	future acquisitions, and anticipated benefits from pending and prior acquisitions;

•	international operations and localized versions of our products; and

•	legal proceedings and litigation matters.

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

OVERVIEW

Nuance Communications, Inc. is a leading provider of speech-based solutions for businesses and consumers worldwide. Our speech solutions are designed to transform the way people interact with information systems, mobile devices and hosted services. We have designed our solutions to make the user experience more compelling, convenient, safe and satisfying, unlocking the full potential of these systems, devices and services.

The vast improvements in the power and features of information systems and mobile devices have increased their complexity and reduced their ease of use. Many of the systems, devices and services designed to make our lives easier are cumbersome to use, involving complex touch-tone menus in call centers, counterintuitive and inconsistent user interfaces on computers and mobile devices, inefficient manual processes for transcribing medical records and automobile dashboards overrun with buttons and dials. These complex interfaces often limit the ability of the average user to take full advantage of the functionality and convenience offered by these products and services. By using the spoken word, our speech solutions help people naturally obtain information, interact with mobile devices and access services such as navigation, online banking and medical transcription.

We provide speech solutions to several rapidly growing markets:

•	Customer Care. We deliver a portfolio of speech-enabled customer care solutions that improve the quality and consistency of customer communications. Our solutions, based on network speech technologies, are used to automate a wide range of customer services and business processes in a variety of information and process intensive vertical markets such as telecommunications, financial services, travel and entertainment, and government.

•	Mobile. Our mobile speech solutions add voice control capabilities to mobile devices and services, allowing people to use spoken words or commands to dial a mobile phone, enter destination information into an automotive navigation system, dictate a text message or have emails and screen information read aloud. Our mobile solutions, based on technologies that are embedded on devices or delivered through a wireless network, are used by many of the world’s leading mobile device and automotive manufacturers.

•	Healthcare Dictation and Transcription. We provide comprehensive dictation and transcription solutions and services that improve the way patient data is captured, processed and used. Our healthcare dictation and transcription solutions, which include our Dictaphone and Dragon NaturallySpeaking offerings, automate the input and management of medical information and are used by many of the largest hospitals in the United States.

In addition to our speech offerings, we provide PDF and document solutions that reduce the time and cost associated with creating, using and sharing documents. Our solutions benefit from the widespread adoption of the PDF format and the increasing demand for networked solutions for managing electronic documents. Our solutions are used by millions of professionals and within large enterprises.

We leverage our global professional services organization and our extensive network of partners to design and deploy innovative speech and imaging solutions for businesses and organizations around the globe. We market and distribute our products indirectly through a global network of resellers, including system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors, and directly through our dedicated sales force and through our e-commerce website.

We have built a world-class portfolio of speech solutions both through internal development and acquisitions. We continue to pursue opportunities to broaden our speech solutions and customer base through acquisitions, including the following recently announced transactions:

•	On June 21, 2007, we announced our intention to acquire Tegic Communications, Inc. a wholly owned subsidiary of AOL LLC and a developer of embedded software for mobile devices. The Tegic acquisition will expand our presence in the mobile device industry and accelerate the delivery of a new mobile user interface that combines voice, text and touch to improve the user experience for consumers and mobile professionals.

•	On May 15, 2007, we announced our intention to acquire Voice Signal Technologies, Inc. a global provider of voice technology for mobile devices. The VoiceSignal acquisition will extend our solutions and expertise to address the accelerating demand for speech-enabled mobile devices and services that allow people to use spoken commands to navigate and retrieve information and to control and operate mobile phones, automobiles and personal navigation devices, simply and effectively.

•	On April 24, 2007, we acquired BeVocal, Inc. a provider of hosted self-service customer care solutions that address business requirements of wireless carriers and their customers. The BeVocal acquisition provides us with a portfolio of applications that serve the needs of wireless carriers and their customers and a highly recurring revenue base derived from a software-as-a-service business model.

•	On March 26, 2007, we acquired Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus India Private Limited (collectively “Focus”), a leading healthcare transcription company. The Focus acquisition complements our Dictaphone iChart web-based transcription solutions and expands our ability to deliver Web-based speech recognition solutions and to provide scalable Internet delivery of automated transcription.

Our corporate headquarters are in Burlington, Massachusetts and we have offices across North America, Latin America, Europe, and Asia. As of June 30, 2007, we had 3,136 full time employees in total, including 537 in sales and marketing, 531 in research and development, and 306 in general and administrative. Forty-seven percent of our employees are located outside of the United States.

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

On August 7, 2007, we announced that we intend to offer, subject to market and other considerations, approximately $150 million aggregate principal amount of unsecured senior convertible debentures due 2027 through an offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate, conversion terms and put and call rights applicable to the debentures will be determined by negotiations between us and the initial purchasers of the debentures. We also intend to grant the initial purchasers a 30-day over-allotment option to purchase up to $30.0 million aggregate principal amount of additional debentures. We intend to use the net proceeds from the offering to partially fund our acquisition of Tegic.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition; the costs to complete the development of custom software applications; allowances for doubtful accounts and sales returns; accounting for patent legal defense costs; the valuation of goodwill, other intangible assets and tangible long-lived assets; accounting for acquisitions; valuing stock-based compensation instruments; assumptions used in determining the obligations and assets relating to pension and post-retirement benefit plans; judgment with respect to interest rate swaps which are characterized as derivative instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2006.

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the periods indicated:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenue:
Product and licensing	47.8%	53.5%	52.3%	62.3%
Professional services, subscription and hosting	31.5	22.2	26.1	21.2
Maintenance and support	20.7	24.3	21.6	16.5

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product and licensing	6.0	7.6	7.5	7.0
Cost of professional services, subscription and hosting	20.6	17.5	17.9	16.1
Cost of maintenance and support	4.5	5.5	4.9	3.8
Cost of revenue from amortization of intangible assets	2.1	2.2	2.2	2.8

Gross margin	66.8	67.2	67.5	70.3

Research and development	12.6	14.6	12.7	15.9
Sales and marketing	29.8	32.2	31.3	34.6
General and administrative	12.6	13.3	12.5	15.6
Amortization of other intangible assets	4.1	5.6	3.9	4.0
Restructuring and other charges, net	—	0.1	—	(0.5)

Total operating expenses	59.1	65.8	60.4	69.6

Income from operations	7.7	1.4	7.1	0.7
Other expense, net	(4.7)	(6.1)	(4.9)	(3.1)

Income (loss) before income taxes	3.0	(4.7)	2.2	(2.4)
Provision for income taxes	7.9	3.7	4.7	3.3

Loss before cumulative effect of accounting changes	(4.9)	(8.4)	(2.5)	(5.7)
Cumulative effect of accounting change	—	—	—	(0.3)

Net loss	(4.9)%	(8.4)%	(2.5)%	(6.0)%

Total Revenue

The following table shows total revenue by geographic location, based on the location of our customers, in absolute dollars and percentage change (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

United States	$126.9	$86.6	$40.3	47%	$329.3	$184.3	$145.0	79%
International	29.7	26.5	3.2	12%	92.8	76.1	16.7	22%

Total revenue	$156.6	$113.1	$43.5	38%	$422.1	$260.4	$161.7	62%

The increase in total revenue for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006, was primarily due to a $29.4 million, or 26%, increase in organic revenue; and to a lesser extent to $14.1 million of revenue related to the acquisitions of BeVocal and Focus. Included in this organic growth, network revenue increased by 20%, dictation and transcription revenue increased 28%, embedded revenue increased by 46% offset by a decrease in imaging revenue of 23%.

Based on the location of our customers, the geographic split for the three months ended June 30, 2007 was 81% of total revenue in the United States and 19% internationally. This compares to 77% of total revenue in the United States and 23% internationally for the three months ended June 30, 2006. The increase in percentage of revenue generated in the United States was due to revenue related to the BeVocal and Focus acquisitions, which generate revenue primarily in the United States.

The increase in total revenue for the nine months ended June 30, 2007, as compared to the same period ended June 30, 2006 was primarily due to $118.9 million of revenue related to our acquisitions of Dictaphone, BeVocal and Focus, and to a lesser extent was due to increases in network revenue, dictation revenue, embedded revenue and imaging revenue.

Based on the location of our customers, the geographic split for the nine months ended June 30, 2007 was 78% of total revenue in the United States and 22% internationally. This compares to 71% of total revenue in the United States and 29% internationally for the nine months ended June 30, 2006. The increase in percentage of revenue generated in the United States was largely due to revenue related to the acquisitions of Dictaphone, BeVocal and Focus, which generate revenue primarily in the United States.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of speech and imaging products and technology. The following table shows product and licensing revenue in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Product and licensing revenue	$74.9	$60.5	$14.4	24%	$220.9	$162.3	$58.6	36%

As a percentage of total revenue	48%	54%			52%	62%

The increase in product and licensing revenue for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006, was due to organic revenue growth in our speech related products. Speech related product and licensing revenue increased $19.4 million, or 50%, for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006. The growth in speech revenue resulted from the growth in Dictaphone product revenue primarily as a result of decreased effects of purchase accounting, as well as increased sales of our dictation products, embedded products, and networked-based products. Product and licensing revenue from our imaging products decreased by $5.1 million, or 24%. A 32% increase in the sales of our PDF products was offset by the decreased sales of our OmniPage products ahead of a launch in the fourth fiscal quarter of 2007 along with a general decrease in PaperPort revenue versus the same period last year.

Due to a change in revenue mix driven primarily by the growth of services revenue of the acquired companies of BeVocal and Focus, product and licensing revenue as a percentage of total revenue declined by 6% for the three month period ended June 30, 2007, as compared to the same period ended June 30, 2006.

The increase in speech related product and licensing revenue for the nine months ended June 30 , 2007, as compared to the same period ended June 30, 2006, was primarily due to $31.2 million of revenue attributable to the acquisition of Dictaphone. Speech related product and licensing revenue increased $60.5 million, or 56%, for the nine months ended June 30, 2007, as compared to the same period ended June 30, 2006. The growth in speech revenue resulted from the acquisition of Dictaphone, as well as increased sales of our dictation products, embedded products and networked-based products. Product and licensing revenue from our imaging products decreased by $1.8 million, or 3%, due to decreased sales of our Omnipage and PaperPort product families. PDF products continue to perform well with a 36% growth in the nine months ended June 30, 2007 as compared to the same period ended June 30, 2006.

Due to a change in revenue mix driven primarily by the growth of services and maintenance and support revenue of the acquired companies of Dictaphone, BeVocal, and Focus, product and licensing revenue as a percentage of total revenue declined 10% for the nine month period ended June 30, 2007, as compared to the same period ended June 30, 2006.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Professional services, subscription and hosting revenue	$49.3	$25.1	$24.2	96%	$110.1	$55.1	$55.0	100%

As a percentage of total revenue	32%	22%			26%	21%

The increase in professional services, subscription and hosting revenue for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006, was primarily due to a $14.1 million increase in revenue attributable to our acquisitions of BeVocal and Focus. The remaining increase of $10.1 million is primarily attributable to growth in the legacy Dictaphone, network and embedded consulting services.

The increase in professional services revenue for the nine months ended June 30, 2007, as compared to the same period ended June 30, 2006, was primarily due to a $45.3 million increase in revenue attributable to our acquisitions of Dictaphone, BeVocal and Focus. The remaining increase is primarily attributable to an increase in combined network and embedded consulting services.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance service for speech products including network, embedded and dictation and transcription products. The following table shows maintenance and support revenue in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Maintenance and support revenue	$32.5	$27.5	$5.0	18%	$91.1	$43.0	$48.1	112%

As a percentage of total revenue	21%	24%			22%	17%

The increase in maintenance and support revenue for the three months ended June 30, 2007, as compared to the same period ended June 30 2006, was primarily due to a $5.0 million increase in revenue attributable to organic growth in Network and in Dictaphone, both of which have a significant number of maintenance and support contracts.

The increase in maintenance and support revenue for the nine months ended June 30, 2007, as compared to the same period ended June 30, 2006, was primarily due to a $42.3 million increase in revenue attributable to the acquisition of Dictaphone, which has a significant number of maintenance and support contracts. The remaining $5.8 million increase in maintenance and support revenue is primarily attributable to an increase in network maintenance and support contracts.

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs, third-party royalty expenses, and share-based payments. The following table shows cost of product and licensing revenue, in absolute dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Cost of product and licensing revenue	$9.4	$8.6	$0.8	9%	$31.7	$18.3	$13.4	73%

As a percentage of product and licensing revenue	13%	14%			14%	11%

The increase in cost of product and licensing revenue for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006, was due to a general increase in the product and licensing costs as it relates to increases in the product and licenses revenue. As a percentage of product and licensing revenue, cost of revenue decreased by 1% for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006. This slight decrease in cost as a percentage of revenue was due to the change in product mix.

The increase in cost of product and licensing revenue for the nine months ended June 30, 2007, as compared to the same period ended June 30, 2006, was primarily due to the acquisition of Dictaphone. Excluding this acquisition, cost of product and licensing revenue increased $3.6 million, or 24%. As a percentage of product and licensing revenue, cost of revenue increased 3% for the nine months ended June 30, 2007, as compared to the same period ended June 30, 2006. The increase was largely due to the change in product mix.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Cost of professional services, subscription and hosting revenue	$32.3	$19.8	$12.5	63%	$75.5	$41.8	$33.7	81%

As a percentage of professional services, subscription and hosting revenue	66%	79%			69%	76%

The increase in cost of professional services, subscription and hosting revenue for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006, was primarily due to a $7.9 million increase in costs attributable to the acquisition of BeVocal and Focus. Excluding the impact of these acquisitions, cost of professional services, subscription and hosting revenue increased $4.4 million due to compensation related expense for increased headcount, outside services, and transcription fees. The improvement in margin in the fiscal 2007 period was partially derived from greater efficiencies in the utilization of the professional services teams and infrastructures as the revenue base has grown.

The increase in cost of professional services, subscription and hosting revenue for the nine months ended June 30, 2007, as compared to the same period ended June 30, 2006, was primarily due to a $24.2 million increase in cost attributable to the acquisition of Dictaphone, which has a large subscription-based licensing and hosted application customer base, and $8.0 million increase in costs attributable to the acquisition of BeVocal and Focus. Excluding the impact of these acquisitions, cost of professional services, subscription and hosting revenue increased $1.1 million due to compensation related expense for increased headcount and outside services. The improvement in margin in the fiscal 2007 period was partially derived from greater efficiencies in the utilization of the professional services teams and infrastructures as the revenue base has grown.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead, as well as share-based payments. The following table shows cost of maintenance and support revenue, in absolute dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Cost of maintenance and support revenue	$7.0	$6.2	$0.8	13%	$20.5	$9.9	$10.6	107%

As a percentage of maintenance and support revenue	21%	23%			23%	23%

The increase in cost of maintenance and support revenue for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006, was primarily due to an increase in compensation related expense for increased headcount to support the larger revenue base.

The increase in cost of maintenance and support revenue for the nine months ended June 30, 2007, as compared to the same period ended June 30, 2006, was primarily due to an $8.9 million increase in costs attributable to the acquisition of Dictaphone, which has a significant number of maintenance and support contracts. Excluding the impact of this acquisition cost of maintenance and support revenue increased $2.0 million due to compensation related expense for increased headcount and outside services.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Cost of revenue from amortization of intangible assets	$3.4	$2.5	$0.9	36%	$9.2	$7.4	$1.8	24%

As a percentage of total revenue	2%	2%			2%	3%

The increase in amortization of other intangible assets for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006, was attributable to new amortization of identifiable technology being amortized pursuant to our acquisitions of BeVocal, Focus and MVC, net of a $0.4 million decrease in amortization expense related to a purchased technology that was written down to its net realizable value during the fourth quarter of fiscal 2006.

The increase in amortization of other intangible assets for the nine months ended June 30, 2007, as compared to the same period ended June 30, 2006, was attributable to new amortization of identifiable technology being amortized pursuant to our acquisitions of BeVocal, Focus, MVC and Dictaphone, net of a $1.3 million decrease in amortization expense related to a purchased technology that was written down to its net realizable value during the fourth quarter of fiscal 2006.

Research and Development Expense

Research and development expense primarily consists of salaries and benefits and overhead, as well as share-based payments relating to our engineering staff. The following table shows research and development expense, in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Total research and development expense	$19.7	$16.5	$3.2	19%	$53.7	$41.5	$12.2	29%

As a percentage of total revenue	13%	15%			13%	16%

The increase in research and development expense for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006, was primarily due to a $2.4 million increase in cash-based compensation, contract labor and other employee-related expenses, including those of our BeVocal acquisition. Additionally there was an increase of $0.8 million due to share-based compensation. While continuing to increase in absolute dollars, research and development expense decreased as a percentage of total revenue. This decrease primarily reflects synergies resulting from the integration of the research and development organizations of acquired businesses into our research and development organization.

The increase in research and development expense for the nine months ended June 30, 2007, as compared to the same period ended June 30, 2006, was primarily due to a $10.5 million increase in cash-based compensation, contract labor and other employee-related expenses, including those of our BeVocal acquisition. Additionally there was an increase of $1.8 million due to share-based compensation. While continuing to increase in absolute dollars, research and development expense decreased as a percentage of total revenue. This decrease primarily reflects synergies resulting from the integration of the research and development organizations of acquired businesses into our research and development organization.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, share-based payments, commissions, advertising, direct mail, public relations, tradeshows and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Total sales and marketing expense	$46.7	$36.5	$10.2	28%	$132.5	$90.2	$42.3	47%

As a percentage of total revenue	30%	32%			31%	35%

The increase in sales and marketing expense for the three months ended June 30, 2007, compared to the same period ended June 30, 2006, was primarily due to an increase of $6.9 million in cash-based compensation and headcount related expenses, including salaries and commissions, temporary employees, recruiting, travel and infrastructure related expenses associated with increased average headcount of 134 sales employees and 35 marketing employees mainly due to our BeVocal and Focus acquisitions. Additionally, the increase was due to a $3.3 million increase in share-based compensation. While continuing to increase in absolute dollars, sales and marketing expense decreased relative to our total revenue. This decrease primarily reflects synergies resulting from the integration of the sales and marketing organizations of acquired businesses into our sales and marketing organization.

The increase in sales and marketing expense for the nine months ended June 30, 2007, compared to the same period ended June 30, 2006, was primarily due to an increase of $28.6 million in cash-based compensation and headcount related expenses, including salaries and commissions, temporary employees, recruiting, travel and infrastructure related expenses associated with increased average headcount of 133 sales employees and 27 marketing employees mainly due to our Dictaphone, BeVocal and Focus acquisitions. Additionally, the increase was due to an $8.8 million increase in share-based compensation and a $4.7 million increase in advertising spending for existing products as well as healthcare products for Dictaphone. While continuing to increase in absolute dollars, sales and marketing expense decreased relative to our total revenue. This decrease primarily reflects synergies resulting from the integration of the sales and marketing organizations of acquired businesses into our sales and marketing organization.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Total general and administrative expense	$19.7	$15.0	$4.7	31%	$52.6	$40.6	$12.0	30%

As a percentage of total revenue	13%	13%			12%	16%

The increase in general and administrative expense for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006, was due primarily to an increase of $2.0 million in share-based compensation and $1.9 million in professional services. The remaining increase of $0.8 million consists mainly of cash-based compensation and infrastructure costs, principally due to the acquisitions of BeVocal and Focus.

The increase in general and administrative expense for the nine months ended June 30, 2007, as compared to the same period ended June 30, 2006 was due primarily to an increase of $6.4 million in share-based compensation and an increase of $5.6 million in cash-based compensation and other infrastructure related expense for increased headcount and external contractor labor, mainly due to the acquisitions of BeVocal, Focus and Dictaphone. While general and administrative expense increased in absolute dollars, the expense decreased as a percent of total revenue. This decrease primarily reflects synergies resulting from the integration of the general and administrative organizations of acquired businesses into our general and administrative organization.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Total amortization and other intangible assets	$6.3	$6.4	$(0.1)	(2)%	$16.6	$10.4	$6.2	60%

As a percentage of total revenue	4%	6%			4%	4%

The increase in amortization of other intangible assets for the nine months ended June 30, 2007, as compared to the same period ended June 30, 2006, was attributable to the amortization of identifiable intangible assets being amortized pursuant to our acquisitions of BeVocal, Focus, MVC and Dictaphone. These increases were partially offset by reduced amortization of certain customer relationships intangible assets whose pattern of economic benefit provided less benefit in the fiscal 2007 period compared to the fiscal 2006 period.

Restructuring and Other Charges (Credits), Net

Current activity charged against the restructuring accrual for the nine months ended June 30, 2007 was as follows (dollars in millions):

	Facilities	Personnel	Total

Balance at September 30, 2006	$0.5	$0.4	$0.9
Charged to expense	—	(0.1)	(0.1)
Cash payments and foreign exchange	(0.5)	(0.1)	(0.6)

Balance at June 30, 2007	$—	$0.2	$0.2

The remaining personnel-related accrual as of June 30, 2007 is primarily composed of amounts due under a restructuring charge taken in the fourth quarter of fiscal 2005.

Other Income (Expense), Net

The following table shows other income (expense), net in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Interest income	$1.4	$1.0	$0.4	40%	$4.1	$2.4	$1.7	71%
Interest expense	(9.1)	(7.8)	(1.3)	17%	(24.3)	(9.6)	(14.7)	153%
Other income (expense), net	0.4	(0.1)	0.5	(500)%	(0.5)	(0.9)	0.4	(44)%

Total other income (expense), net	$(7.3)	$(6.9)	$(0.4)	6%	$(20.7)	$(8.1)	$(12.6)	156%

As a percentage of total revenue	(5)%	(6)%			(5)%	(3)%

The increase in interest income was primarily due to higher cash balances and increased interest rates during the three and nine month periods ended June 30, 2007, as compared to the same periods ended June 30, 2006. The increase in interest expense was mainly due to interest expense paid, and amortization of debt issuance costs, associated with the Expanded 2006 Credit Facility. Other income (expense) principally consisted of foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries whose operations are denominated in other than their local currencies, as well as the translation of certain of our intercompany balances.

Provision for Income Taxes

The following table shows the provision for income taxes in absolute dollars and the effective income tax rate (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change

Provision for income taxes	$12.4	$4.2	$8.2	195%	$19.7	$8.5	$11.2	132%

Effective income tax rate	261%	(81)%			216%	(131)%

The provision for income taxes includes provisions for current and deferred federal, state, and foreign taxes of approximately $1.9 million and $7.4 million for the three and nine month periods ended June 30, 2007, respectively, and an increase in the valuation allowance of approximately $10.4 million and $12.4 million for the same periods, respectively.

The difference between our effective income tax rate and the federal statutory rate of 35% is due primarily to state income taxes, the disallowance for tax purposes of certain share-based compensation charges, and the increase in our valuation allowance with respect to certain deferred tax assets.

Valuation allowances have been established for our net deferred tax assets which we believe do not meet the “more likely than not” realization criteria established by SFAS 109, “Accounting for Income Taxes.” The U.S. deferred tax assets relate primarily to net operating loss and tax credit carryforwards (resulting both from business combinations and from operations). Deferred tax liabilities have been recorded that relate primarily to intangible assets established in connection with business combinations. Certain of these intangible assets have indefinite lives, and the resulting deferred tax liability associated with these assets is not allowed as an offset to our net deferred tax assets for purposes of determining the required amount of our valuation allowance. At June 30, 2007, the amount of deferred tax liability associated with certain goodwill and indefinite lived intangibles was approximately $20.5 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $168.0 million as of June 30, 2007, an increase of $55.7 million as compared to $112.3 million as of September 30, 2006. This increase was composed of cash provided by operating and financing activities of $91.7 million and $70.8 million, respectively, offset by the net impact of cash used in investing activities of $107.5 million. Our working capital was $113.3 million at June 30, 2007 and our accumulated deficit was $200.7 million. We do not expect our accumulated deficit will impact our future ability to operate given our strong cash and financial position.

Cash provided by operating activities

Cash provided by operating activities for the nine months ended June 30, 2007 was $91.7 million, an increase of $59.8 million, or 188%, as compared to net cash provided by operating activities of $31.9 million for the nine months ended June 30, 2006. The increase was primarily composed of $41.9 million, or 124%, relating to the net loss after adding back non-cash items such as depreciation and amortization, and share-based payments; in the nine months ended June 30, 2007, this amount was $75.7 million compared to $33.8 million in the comparable period in fiscal 2006.

Changes in working capital accounts in the fiscal 2007 period contributed an additional $17.9 million net increase to cash provided by operating activities. Notably included in the improved cash flows were: accounts payable and accrued expenses which changed by $12.3 million in the comparative periods, having changed from a use of $2.0 million in the fiscal 2006 period to a source of $10.3 million in the fiscal 2007 period; and deferred maintenance, unearned revenue and customer deposits which contributed $13.8 million to the change, having become a source of $5.5 million in the fiscal 2007 period, compared to a use of $8.3 million in the fiscal 2006 period. These sources of cash were partially offset by a change in prepaid and other assets that changed by $7.0 million in the period, having become a $3.0 million use of cash in the fiscal 2007 period as compared to a source of cash in an amount of $4.0 million in the fiscal 2006 period.

Cash used in investing activities

Cash used in investing activities for the nine months ended June 30, 2007 was $107.5 million, as compared to net cash used in investing activities of $369.8 million for the nine months ended June 30, 2006. The change in cash used in investing activities was primarily driven by the net cash paid for acquisitions in each period; in the fiscal 2006 period $391.2 million was paid, largely relating to the acquisition of Dictaphone, and in the fiscal 2007 period $96.3 million was paid, largely relating to the acquisitions of Focus and BeVocal. Cash used in investing activities in both fiscal periods also was due to our purchases of property and equipment, and to our continued enforcement of our intellectual property rights. Partially offsetting these cash uses, in fiscal 2006 we had net proceeds of

$29.6 million relating to net maturities of short-term investments and the release of restricted cash in fiscal 2006 and $1.2 million of proceeds in the fiscal 2007 period.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended June 30, 2007 was $70.8 million, as compared to $348.8 million for the nine months ended June 30, 2006, a difference of $278.0 million. The change was composed primarily of the net receipts from bank debt, which totaled $346.0 million in the fiscal 2006 period, as compared to $87.7 million in the fiscal 2007 period, a difference of $258.4 million. Other contributions to the change in cash provided by financing activities included: our proceeds from stock option and other share-based employee benefit plans decreased in the comparable periods by $7.9 million; debt payments increased by $4.6 million in the fiscal 2007 period, due to payments made under the bank debt facilities; deferred payments on acquisitions increased by $4.2 million to $18.6 million in the fiscal 2007 period relating to our 2005 acquisitions of ART and Phonetic from $14.4 million in the fiscal 2006 period. Our repurchase of shares from employees and the former MVC shareholders also contributed $3.9 million to increased cash outflows in the fiscal 2007 period.

Credit Facility

On April 5, 2007, we entered into an amended and restated credit facility which consists of a $441.5 million term loan due March 2013 and a $75.0 million revolving credit line, including letters of credit, due March 2013 (the “Expanded 2006 Credit Facility”). As of June 30, 2007, $440.3 million remained outstanding under the term loan. As of June 30, 2007, there were $17.3 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Expanded 2006 Credit Facility contains customary covenants, including, among other things, covenants that restrict the ability of Nuance and our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains customary events of default, including failure to make payments, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of June 30, 2007, we were in compliance with the covenants under the Expanded 2006 Credit Facility.

Borrowings under the Expanded 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars). The applicable margin for borrowings under the Expanded 2006 Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon our leverage ratio. As of June 30, 2007, our applicable margin was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of June 30, 2007, the commitment fee rate was 0.5%.

We have capitalized debt issuance costs related to the Expanded 2006 Credit Facility and is amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of June 30, 2007, the ending unamortized deferred financing fees were $9.5 million and are included in other long-term assets in the consolidated balance sheet.

The $441.5 million term loan is subject to repayment in four equal quarterly installments of 1% per annum ($4.45 million per year), and an annual excess cash flow sweep, as defined in the Expanded 2006 Credit Facility, which will be first payable beginning in the first quarter of fiscal 2008, based on the excess cash flow generated in fiscal 2007. As of June 30, 2007, we have repaid $1.2 million of principal under the term loan agreement. Any borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the aggregate annual maturities of the term loan would be as follows (in thousands):

Year Ending September 30,	Amount

2007 (July 1 to September 30, 2007)	$1,113
2008	4,450
2009	4,450
2010	4,450
2011	4,450
2012	4,450
Thereafter	416,975

Total	$440,338

Our obligations under the Expanded 2006 Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. The Expanded 2006 Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of our domestic subsidiaries and 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of first-tier foreign subsidiaries, all material tangible and intangible assets of the Company and the guarantors, and any present and future intercompany debt. The Expanded 2006 Credit Facility also contains provisions for mandatory prepayments of outstanding term loans, upon receipt of the following, and subject to certain exceptions: 100% of net cash proceeds from asset sales, 100% of net cash proceeds from issuance or incurrence of debt, and 100% of extraordinary receipts. We may voluntarily prepay the Expanded 2006 Credit Facility without premium or penalty other than customary “breakage” costs with respect to LIBOR-based loans.

As noted above, beginning in the first quarter of fiscal 2008, we may be required to repay a portion of the outstanding principal under the Expanded 2006 Credit Facility in accordance with the excess cash flow sweep provision, as defined in the Expanded 2006 Credit Facility. The amount of the payment due in the first quarter of fiscal 2008, if any, is based on our earnings before interest, taxes, depreciation and amortization, or EBITDA, for the fiscal year ending September 30, 2007, as adjusted in accordance with the terms of the Expanded 2006 Credit Facility. At the current time, we are unable to predict the amount of the outstanding principal, if any, we may be required to repay during the first quarter of fiscal 2008 pursuant to the excess cash flow sweep provisions.

On June 11, 2007, we received a commitment letter from Citigroup Global Markets Inc., Lehman Brothers Inc. and Goldman Sachs Credit Partners L.P. as arrangers, and Bank of America Securities as co-arranger, for a syndicate of lenders under our existing credit agreement. The commitment letter, which expires August 30, 2007, relates to an incremental term loan in the amount of $225 million that would be provided under our existing credit agreement. As of June 30, 2007, we had not drawn against the commitment letter.

We believe that the combination of the commitment letter discussed above proceeds from the proposed sale of the convertible debentures which we announced on August 7, 2007, the Expanded 2006 Credit Facility and cash flows from future operations, in addition to cash and marketable securities on hand, will be sufficient to meet our working capital, investing, financing and contractual obligations, as they become due for the foreseeable future. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenue, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on less than favorable terms.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

The following table outlines our contractual payment obligations as of June 30, 2007 (in millions):

	Payments Due by Period
		Remaining		Fiscal 2009	Fiscal 2011
Contractual Obligations	Total	Fiscal 2007	Fiscal 2008	and 2010	and 2012	Thereafter

Term loan under credit facility	$440.3	$1.1	$4.5	$8.9	$8.9	$416.9
Interest payable under credit facility(1)	180.2	8.1	32.0	63.1	61.8	15.2
Lease obligations and other term loans:
Capital leases and other term loan	1.2	0.2	0.6	0.4	—	—
Operating leases	53.6	2.1	8.9	15.1	11.3	16.2
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions(2)	5.4	0.5	1.6	1.9	1.1	0.3
Pension, minimum funding requirement(3)	6.6	0.4	1.7	3.5	1.0	—
Purchase commitments(4)	3.6	3.6	—	—	—	—
Other long-term liabilities assumed(5)	79.6	3.1	12.8	26.8	26.8	10.1

Total contractual cash obligations	$770.5	$19.1	$62.1	$119.7	$110.9	$458.7

(1)	Interest is due and payable monthly under the credit facility, and principle is paid on a quarterly basis. The amounts included as interest payable in this table are based on an interest rate of 7.32%, which is the applicable rate as of June 30, 2007 under the terms of the credit facility.

(2)	Obligations include contractual lease commitments related to a facility that was part of a 2005 restructuring plan. As of June 30, 2007, total gross lease obligations are $3.0 million and are included in the contractual obligations herein. The remaining obligations represent contractual lease commitments associated with the implemented plans to eliminate duplicate facilities in conjunction with our acquisition of Former Nuance during fiscal 2005 and our acquisition of Dictaphone during fiscal 2006, and have been included as liabilities in our consolidated balance sheet as part of purchase accounting. As of June 30, 2007, we have subleased two of the facilities to unrelated third parties with total sublease income of $3.9 million through fiscal 2013.

(3)	Our U.K. pension plan has a minimum funding requirement of £859,900 ($1.7 million based on the exchange rate at June 30, 2007) for each of the next 4 years, through fiscal 2011.

(4)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(5)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessor companies prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs related to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $79.6 million. As of June 30, 2007, we have sub-leased certain of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $20.4 million, which ranges from $2.7 million to $3.0 million on an annualized basis through 2016.

On May 15, 2007, we announced our execution of a definitive agreement to acquire Voice Signal Technologies, Inc. (“VoiceSignal”), a global provider of mobile voice technology. The announced estimated aggregate consideration for this acquisition is $210 million in cash and $91 million in stock to shareholders, and an estimated $10 million in transaction fees. The cash requirements of this acquisition would be funded by the net proceeds received under the $225 million commitment letter that we received on June 11, 2007.

On June 21, 2007, we announced our execution of a definitive agreement to acquire Tegic Communications, Inc. (“Tegic”), a developer of embedded software for mobile devices. The announced estimated aggregate consideration for this acquisition is $265 million in cash, plus an estimated $4 million in transaction fees. The acquisition would be funded by our existing cash and investments, as well as by our access to the credit line under our Expanded 2006 Credit Facility and proceeds from the proposed sale of the convertible debentures which we announced on August 7, 2007.

Contingent Liabilities and Commitments

In connection with our acquisition of Phonetic, we agreed to make contingent payments of up to $35.0 million upon the achievement of certain established financial and performance targets through December 31, 2007, in accordance with the purchase agreement. We have notified the former shareholders of Phonetic that the performance targets for the scheduled payments for calendar 2005 and 2006, totaling $24.0 million, were not achieved. The former shareholders of Phonetic have objected to this determination. We are currently in discussions with the former shareholders of Phonetic in regards to this matter.

In connection with our acquisition of MVC, we agreed to make contingent payments of up to $18.0 million upon the achievement of certain performance targets through December 31, 2008, in accordance with the purchase agreement. We have not recorded any obligation relative to these performance measures though June 30, 2007.

In connection with our acquisition of BeVocal, we agreed to make contingent payments of up to $60.6 million, including amounts payable to an investment banker, upon the achievement of certain performance targets through December 31, 2007, in accordance with the purchase agreement. We have accrued $40.4 million of this amount as of June 30, 2007. These contingent payments are payable in cash in October 2008.

Financial Instruments

During fiscal 2006, we entered into an interest rate swap with a notional value of $100 million. The interest rate swap was entered into in conjunction with a term loan as of March 31, 2006 to effectively change the characteristics of the interest rate without actually changing the debt instrument. At its inception, we documented the hedging relationship and determined that the hedge is perfectly effective and designated it as a cash flow hedge. The interest rate swap will hedge the variability of the cash flows caused by changes in U.S. dollar LIBOR interest rates. The swap is marked to market at each reporting date. The fair value of the swap at June 30, 2007 was $0.1 million which was included in other assets. Changes in the fair value of the cash flow hedge are reported in stockholders’ equity as a component of other comprehensive income.

Off-Balance Sheet Arrangements

Through June 30, 2007, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

In July 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements.

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

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2007, such an appreciation or depreciation could have an adverse impact on our revenue, operating results or cash flows.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Expanded 2006 Credit Facility.

At June 30, 2007, we held $168.0 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

At June 30, 2007, our total outstanding debt balance exposed to variable interest rates was $440.3 million. To partially offset this variable interest rate exposure, we entered into a $100 million interest rate swap derivative contract. The interest rate swap is structured to offset period changes in the variable interest rate without changing the characteristics of the underlying debt instrument. A hypothetical change in market rates would have a significant impact on the interest expense and amounts payable relating to the $340.3 million of debt that is not offset by the interest rate swap; assuming a 1.0% change in interest rates, the interest expense would increase $3.4 million per annum.

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

Investing in our securities involves risks. You should carefully consider the risks described below and the other information contained or incorporated by reference in this offering memorandum before making an investment decision. The risks and uncertainties described below and in our other filings with the SEC incorporated by reference herein are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also adversely affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially harmed.

Risks Related to Our Business

Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline.

Our revenue and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include the following:

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

Due to the foregoing factors, among others, our revenue and operating results are difficult to forecast. Our expense levels are based in significant part on our expectations of future revenue and we may not be able to reduce our expenses quickly to respond to a shortfall in projected revenue. Therefore, our failure to meet revenue expectations would seriously harm our operating results, financial condition and cash flows.

We have grown, and may continue to grow, through acquisitions, which could dilute our existing stockholders.

As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration and also incurred significant debt to finance the cash consideration used for our acquisitions of Dictaphone Corporation, Focus and BeVocal. Our pending acquisitions of VoiceSignal and Tegic will require us to issue a substantial number of shares of our common stock and expend a significant amount of cash. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business.

Our ability to realize the anticipated benefits of our acquisitions will depend on successfully integrating the acquired businesses.

Our prior acquisitions required substantial integration and management efforts and we expect our pending and future acquisitions to require similar efforts. Acquisitions of this nature involve a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses, including different and complex accounting and financial reporting systems;

•	potential disruption of our ongoing business and distraction of management;

•	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote business units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired company.

As a result of these and other risks, if we are unable to successfully integrate acquired businesses, we may not realize the anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business.

If the closing conditions to our pending acquisitions of VoiceSignal and Tegic are not satisfied or waived, one or both of the acquisitions may not occur.

A number of customary closing conditions must be either satisfied or waived before the pending acquisitions of VoiceSignal and Tegic, respectively, can be completed. These closing conditions include the absence of a material adverse change, receipt of required financial statements and the receipt of regulatory approval. With respect to the acquisition of VoiceSignal, the merger remains subject to review by the DOJ and a waiting period under the HSR Act before the transaction can be consummated. We cannot assure you that each of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, we may not be able to complete one or both of these acquisitions, in which case we would not achieve the anticipated benefits associated with such acquisition.

Our pending acquisition of VoiceSignal may not be consummated until the waiting period under the HSR Act has expired or been terminated and the Department of Justice is satisfied with our response to their request for additional information.

Under the HSR Act, our pending acquisition of VoiceSignal may not be consummated unless we submit filings required under the HSR Act to the DOJ and waiting period requirements have been satisfied. On July 12, 2007, we and VoiceSignal received a request from the DOJ for additional information in connection with our pending acquisition of VoiceSignal. The DOJ request extends the waiting period under the HSR Act until 30 days after we and VoiceSignal have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ.

We provided, and will continue to provide, additional information to the DOJ in response to their July 12 request. There can be no assurance that the waiting period under the HSR Act will be permitted to expire. In addition, the DOJ may impose restrictions or conditions on our acquisition of VoiceSignal. While we do not currently expect that any such restrictions or conditions will be imposed, there can be no assurance that they will not be, and such restrictions or conditions could have the effect of jeopardizing or delaying completion of the merger or reducing the anticipated benefits of the merger. If we become subject to any material conditions in order to obtain any approvals required to complete the merger, the business and results of operations of the combined company may be adversely affected. We may also elect to challenge and litigate conditions or changes proposed by governmental authorities. Any such litigation could be costly and divert management’s attention from the business. There is also no assurance that we will be successful in any such litigation.

We need additional capital to close our pending acquisitions of VoiceSignal and Tegic.

In conjunction with our pending acquisitions of VoiceSignal and Tegic, we are obligated to pay cash consideration in the aggregate amount of approximately $470 million, plus fees and expenses. Of this amount, $204 million is due in conjunction with the VoiceSignal acquisition and $265 million is due in conjunction with the Tegic acquisition. The proceeds of our proposed offering of convertible debentures offering, together with cash on hand, will be utilized to satisfy the cash obligations to Tegic shareholders. We are currently targeting closing of the VoiceSignal transaction on or prior to August 29, 2007. To satisfy the cash consideration due in the pending acquisition of VoiceSignal, we previously received a commitment letter, which expires August 30, 2007, that relates to incremental term loans in the amount of $225 million that would be provided under our existing credit agreement upon the closing of the VoiceSignal transaction provided that the transaction closes on or prior to August 30, 2007. If we are unable to finance and close the VoiceSignal transaction on or prior to August 30, 2007, then we will need to raise additional capital either through the incurrence of indebtedness, the issuance of equity securities or a combination thereof on terms that may be less attractive than those provided in the commitment letter.

Purchase accounting treatment of our acquisitions could decrease our net income or expected revenue in the foreseeable future, which could have a material and adverse effect on the market value of our common stock.

Under accounting principles generally accepted in the United States of America, we have accounted for our acquisitions using the purchase method of accounting. Under purchase accounting, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of June 30, 2007, we had identified intangible assets amounting to approximately $259.8 million and goodwill of approximately $883.0 million. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. Accordingly, due to the purchase method of accounting, the combined company may recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility.

We have a significant amount of debt. On April 5, 2007, we entered into an amended and restated credit facility which consists of a $441.5 million term loan due March 2013 and a $75.0 million revolving credit line due March 2012. As of June 30, 2007, $440.3 million remained outstanding under the term loan. As of June 30, 2007, there were $17.3 million of letters of credit issued under the revolving credit line and there were no outstanding borrowings under the revolving credit line. We also anticipate incurring $225 million in additional debt under the amended and restated credit facility to fund the cash portion of our pending acquisition of VoiceSignal. Furthermore, the proposed sale of the convertible debentures will increase our outstanding debt by $150 million (or $180 million if the initial purchaser exercises its option to purchase additional convertible debentures solely to cover over-allotments, if any, in full). Our debt level could have important consequences, for example it could:

•	require us to use a large portion of our cash flow to pay principal and interest on debt, including the Debentures and the credit facility, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our debt, our ability to borrow additional funds, dispose of assets or pay cash dividends.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under our debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Debentures and our other debt.

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our cash flows. While we have entered into an interest rate swap agreement limiting our exposure for a portion of our debt, such agreement does not offer complete protection from this risk.

Our debt agreements contain covenant restrictions that may limit our ability to operate our business.

The agreement governing our senior credit facility contains and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:

•	incur additional debt or issue guarantees;

•	create liens;

•	make certain investments;

•	enter into transactions with our affiliates;

•	sell certain assets;

•	redeem capital stock or make other restricted payments;

•	declare or pay dividends or make other distributions to stockholders; and

•	merge or consolidate with any person.

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under our debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.

We have a history of operating losses, and may incur losses in the future, which may require us to raise additional capital on unfavorable terms.

We reported net losses of approximately $10.6 million for the nine months ended June 30, 2007 and $22.9 million, $5.4 million and $9.4 million for fiscal years 2006, 2005 and 2004, respectively. We had an accumulated deficit of approximately $200.7 million at June 30, 2007. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any transaction to raise additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

Speech technologies may not achieve widespread acceptance by businesses, which could limit our ability to grow our speech business.

We have invested and expect to continue to invest heavily in the acquisition, development and marketing of speech technologies. The market for speech technologies is relatively new and rapidly evolving. Our ability to increase revenue in the future depends in large measure on acceptance of speech technologies in general and our products in particular. The continued development of the market for our current and future speech solutions will also depend on:

•	consumer and business demand for speech-enabled applications;

•	development by third-party vendors of applications using speech technologies; and

•	continuous improvement in speech technology.

Sales of our speech products would be harmed if the market for speech technologies does not continue to develop or develops more slowly than we expect, and, consequently, our business could be harmed and we may not recover the costs associated with our investment in our speech technologies.

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully.

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

Our management’s assessment of the effectiveness of our internal control over financial reporting, as of September 30, 2005, identified a material weakness in our internal controls related to tax accounting, primarily as a result of a lack of necessary corporate accounting resources and ineffective execution of certain controls designed to prevent or detect actual or potential misstatements in the tax accounts. While we have taken remediation measures to correct this material weakness, which measures are more fully described in Item 9A of our Annual Report on Form 10-K/A for our fiscal year ended September 30, 2006, we cannot assure you that we will not have material weaknesses in our internal controls in the future. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial results in an accurate and timely manner.

A significant portion of our revenue and a significant portion of our research and development are based outside the United States. Our results could be harmed by economic, political, regulatory and other risks associated with these international regions.

Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will increase upon the closing of the pending acquisitions of Tegic and VoiceSignal. Reported international revenue, classified by the major geographic areas in which our customers are located, represented approximately $92.8 million, 22% of our total revenue, for the nine months ended June 30, 2007 and approximately $100.2 million, $71.5 million and $39.4 million, representing 26%, 31% and 30% of our total revenue, respectively, for fiscal 2006, 2005 and 2004 respectively. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with prior acquisitions we have added research and development resources in Aachen, Germany, Montreal, Canada and Tel Aviv, Israel. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

•	changes in a specific country’s or region’s economic conditions;

•	geopolitical turmoil, including terrorism and war;

•	trade protection measures and import or export licensing requirements imposed by the United States or by other countries;

•	compliance with foreign and domestic laws and regulations;

•	negative consequences from changes in applicable tax laws;

•	difficulties in staffing and managing operations in multiple locations in many countries;

•	difficulties in collecting trade accounts receivable in other countries; and

•	less effective protection of intellectual property than in the United States.

We are exposed to fluctuations in foreign currency exchange rates.

Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations on intercompany balances with our foreign subsidiaries. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Hedges are designated and documented at the inception of the hedge and are evaluated for effectiveness monthly. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenue projected to increase upon the closing of the pending acquisitions of Tegic and VoiceSignal, we are exposed to changes in foreign currencies including the Euro, British Pound, Canadian Dollar, Japanese Yen, Israeli New Shekel, Indian Rupee and the Hungarian Forint. Changes in the value of the Euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.

Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.

We have significant intangible assets, including goodwill and intangibles with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are patents and core technology, completed technology, customer relationships and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefit of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified. As of June 30, 2007, we had identified intangible assets amounting to approximately $259.8 million and goodwill of approximately $883.0 million.

We depend on limited or sole source suppliers for critical components of our healthcare-related products. The inability to obtain sufficient components as required, and under favorable purchase terms, could harm our business.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in our healthcare-related products. We have experienced, and may continue to experience, delays in component deliveries, which in turn could cause delays in product shipments and require the redesign of certain products. In addition, if we are unable to procure necessary components under favorable purchase terms, including at favorable prices and with the order lead-times needed for the efficient and profitable operation of our business, our results of operations could suffer.

If we are unable to attract and retain key personnel, our business could be harmed.

If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our employment relationships are generally at-will and we have had key employees leave in the past. We cannot assure you that one or more key employees will not leave in the future. We intend to continue to hire additional highly qualified personnel, including software engineers and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

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

Any failure by us or by our personnel or partners to comply with applicable requirements may result in a material liability to the Company.

Although we have systems and policies in place for safeguarding protected health information from unauthorized disclosure, these systems and policies may not preclude claims against us for alleged violations of applicable requirements. There can be no assurance that we will not be subject to liability claims that could have a material adverse affect on our business, results of operations and financial condition.

Risks Related to Our Intellectual Property and Technology

Unauthorized use of our proprietary technology and intellectual property could adversely affect our business and results of operations.

Our success and competitive position depend in large part on our ability to obtain and maintain intellectual property rights protecting our products and services We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. Unauthorized parties may attempt to copy aspects of our products or to obtain, license, sell or otherwise use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to our technologies and that do not infringe our rights. In these cases, we would be unable to prevent our competitors from selling or licensing these similar or superior technologies. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management efforts.

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

On May 31, 2006, GTX Corporation filed an action against us in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, GTX Corporation alleged that we are infringing United States Patent No. 7,016,536 entitled “Method and

Apparatus for Automatic Cleaning and Enhancing of Scanned Documents.” We believe these claims have no merit and intend to defend the action vigorously.

On November 27, 2002, AllVoice Computing plc filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice Computing plc alleges that we are infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed.” Such patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although we have several products in the speech recognition technology field, we believe that our products do not infringe AllVoice Computing plc’s patent because, in addition to other defenses, we do not use the claimed techniques. Damages are sought in an unspecified amount. We filed an Answer on December 23, 2002. The United States District Court for the Southern District of Texas entered summary judgment against AllVoice Computing plc and dismissed all claims against us on February 21, 2006. AllVoice Computing plc filed a notice of appeal from this judgment on April 26, 2006. We believe these claims have no merit and intend to defend the action vigorously.

We believe that the final outcome of the current litigation matters described above will not have a significant adverse effect on our financial position and results of operations. However, even if our defense is successful, the litigation could require significant management time and could be costly. Should we not prevail in these litigation matters, we may be unable to sell and/or license certain of our technologies which we consider to be proprietary, and our operating results, financial position and cash flows could be adversely impacted.

Our software products may have bugs, which could result in delayed or lost revenue, expensive correction, liability to our customers and claims against us.

Complex software products such as our may contain errors, defects or bugs. Defects in the solutions or products that we develop and sell to our customers could require expensive corrections and result in delayed or lost revenue, adverse customer reaction and negative publicity about us or our products and services. Customers who are not satisfied with any of our products may also bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm our reputation, financial results and competitive position.

Risks Related to our Corporate Structure, Organization and Common Stock

The holdings of our two largest stockholders may enable them to influence matters requiring stockholder approval.

On March 19, 2004, Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million. Additionally, on May 9, 2005 and September 15, 2005 we sold shares of common stock, and warrants to purchase common stock to Warburg Pincus for aggregate gross proceeds of approximately $75.1 million. As of June 30, 2007, Warburg Pincus beneficially owned approximately 22% of our outstanding common stock, including warrants exercisable for up to 7,066,538 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Fidelity is our second largest stockholder, owning 16,146,721 shares of our common stock, representing approximately 9% of our outstanding common stock. Because of their large holdings of our capital stock relative to other stockholders, each of these two stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.

The market price of our common stock has been and may continue to be subject to wide fluctuations.

Our stock price historically has been, and may continue to be, volatile. Various factors contribute to the volatility of the stock price, including, for example, quarterly variations in our financial results, new product introductions by us or our competitors and general economic and market conditions. Sales of a substantial number of shares of our common stock by our two largest stockholders, or the perception that such sales could occur, could also contribute to the volatility or our stock price. While we cannot predict the individual effect that these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, Commonwealth of Massachusetts, on August 7, 2007.

Nuance Communications, Inc.

By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Agreement and Plan of Merger by and among Nuance Communications, Inc., Beryllium Acquisition Corporation, Beryllium Acquisition LLC and BeVocal, Inc. dated as of February 21, 2007.	8-K	0-27038	2.1	2/27/2007
2.2	Share Purchase Agreement dated March 13, 2007 by and among Nuance Communications, Inc., Bethany Advisors Inc., Focus Softek India (Private) Limited and U.S. Bank National Association, as Escrow Agent.	8-K	0-27038	2.1	3/22/2007
2.3	Agreement and Plan of Merger by and among Nuance Communications, Inc., Phoenix Merger Sub, Inc. and Dictaphone Corporation dated as of February 7, 2006.	8-K	0-27038	2.1	2/9/2006
2.4	Agreement and Plan of Merger by and among Nuance, Vicksburg Acquisition Corporation, Voice Signal Technologies, Inc., U.S. Bank National Association, as Escrow Agent, and Stata Venture Partners, LLC, as Stockholder Representative, dated as of May 14, 2007.	8-K	0-27088	2.1	5/18/2007
2.5	Stock Purchase Agreement, dated as of June 21, 2007, by and among AOL LLC, Tegic Communications, Inc. and Nuance Communications, Inc.	8-K	0-27088	2.1	6/27/2007
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
10.1	Amended and Restated Credit Agreement dated as of April 5, 2007, among Nuance Communications, Inc., the Lenders party thereto from time to time, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC and Banc Of America Securities LLC, as co-arrangers, and Citigroup Global Markets INC., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as joint bookrunners.	8-K	0-27038	10.1	4/10/2007

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.2	Amendment Agreement, dated as of April 5, 2007, among Nuance, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, INC., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, the Lenders, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, Credit Suisse Securities (USA) LLC, as joint bookrunner and co-arranger, and Banc Of America Securities LLC, as co-arranger.	8-K	0-27038	10.2	4/10/2007
10.3	Commitment Letter dated as of June 11, 2007 from Citigroup Global Markets Inc., Lehman Brothers Inc. and Goldman Sachs Credit Partners L.P. as arrangers and Bank of America Securities as co-arranger.					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X