Form 10-K
period 2007-09-30
Nuance Communications, Inc.
filed 2007-11-29
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

Registrant’s telephone number, including area code:
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2,168,279,194 based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the Registrant’s Common Stock, outstanding as of October 31, 2007, was 193,459,481.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our revenue, earnings, cash flows and liquidity; our strategy relating to speech and imaging technologies; the potential of future product releases; our product development plans and investments in research and development; future acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal 2008 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1.	Business

Overview

Nuance Communications, Inc. is a leading provider of speech-based solutions for businesses and consumers worldwide. Our speech solutions are designed to transform the way people interact with information systems, mobile devices and services. We have designed our solutions to make the user experience more compelling, convenient, safe and satisfying; unlocking the full potential of these systems, devices and services.

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

We provide speech solutions to several rapidly growing markets:

•	Enterprise Speech. We deliver a portfolio of speech-enabled customer care solutions that improve the quality and consistency of customer communications. Our solutions are used to automate a wide range of customer services and business processes in a variety of information and process-intensive vertical markets such as telecommunications, financial services, travel and entertainment, and government.

•	Mobility. Our mobile speech solutions add voice control capabilities to mobile devices and services, allowing people to use spoken words or commands to dial a mobile phone, enter destination information into an automotive navigation system, dictate a text message or have emails and screen information read aloud. Our mobile solutions are used by many of the world’s leading mobile device and automotive manufacturers.

•	Healthcare Dictation and Transcription. We provide comprehensive dictation and transcription solutions and services that improve the way patient data is captured, processed and used. Our healthcare dictation and transcription solutions automate the input and management of medical information and are used by many of the largest hospitals in the United States.

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

We have built a world-class portfolio of speech solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to broaden our solutions and customer base through acquisitions. Our recently completed transactions include:

•	On November 26, 2007, we acquired Viecore, Inc., a consulting and systems integration firm. The Viecore acquisition expands our professional services capabilities and complements our existing partnerships, allowing us to deliver end-to-end speech solutions and system integration for speech-enabled customer care in key vertical markets including financial services, telecommunications, healthcare, utilities and government.

•	On November 2, 2007, we acquired Vocada, Inc., a provider of software and services for managing critical medical test results. The Vocada acquisition allows us to broaden the capabilities of our Dictaphone Healthcare solutions for the medical imaging industry, enhance our domain expertise within diagnostic specialties (including radiology, laboratory tests, pathology and cardiology), and increase our recurring revenue base derived from a software-as-a-service business model.

•	On September 28, 2007, we acquired Commissure Inc., a provider of speech-enabled radiology workflow optimization and data analysis solutions. The Commissure acquisition enhances the capabilities of our Dictaphone Healthcare solutions for the medical imaging industry, extends our domain expertise in the radiology market and increases our recurring revenue base derived from a term-based license model.

•	On August 24, 2007, we acquired Voice Signal Technologies, Inc., a global provider of speech technology for mobile devices. The VoiceSignal acquisition enhances our solutions and expertise to address the accelerating demand for speech-enabled mobile devices and services that allow people to use spoken commands to simply and effectively navigate and retrieve information and to control and operate mobile phones.

•	On August 24, 2007, we acquired Tegic Communications, Inc., a wholly owned subsidiary of AOL LLC and a developer of embedded software for mobile devices. The Tegic acquisition expands our presence in the mobile device industry and accelerates the delivery of a new mobile user interface that combines voice, text and touch to improve the user experience for consumers and mobile professionals.

•	On April 24, 2007, we acquired BeVocal, Inc., a provider of hosted self-service customer care solutions that address business requirements of wireless carriers and their customers. The BeVocal acquisition provides us with a portfolio of applications that serve the needs of wireless carriers and their customers and a recurring revenue base derived from a software-as-a-service business model.

•	On March 26, 2007, we acquired Focus Enterprises Limited, a leading healthcare transcription company. The Focus acquisition complements our Dictaphone iChart Web-based transcription solutions and expands our ability to deliver Web-based speech recognition solutions and to provide scalable Internet delivery of automated transcription.

•	On December 29, 2006, we acquired Mobile Voice Control, Inc. a provider of speech-enabled mobile search and messaging services. The Mobile Voice Control acquisition further accelerates our deployment of speech-enabled solutions in the wireless industry.

Market Opportunity

Confronted by dramatic increases in electronic information, consumers, business personnel and healthcare professionals must use a variety of resources to retrieve information, transcribe patient records, conduct transactions and perform other job-related functions. We believe that the power of the spoken word will transform the way people use the Internet, telecommunications systems, wireless and mobile networks and related corporate infrastructure to conduct business. We believe that several key market trends will enhance our market position and create new business opportunities:

•	More than 90% of all customer service interactions begin with a phone call. With personnel expenditures representing approximately 75% of call center budgets, our solutions automate customer interactions to deliver significant cost savings to call centers that must reduce expenses and improve customer service to remain competitive.

•	With 80% of consumers reporting that quality of service is “extremely” or “very” influential, and with only 40% of consumers reporting that they were satisfied with their customer service experiences, customer care operations must address these challenges. Our speech-based solutions have significant advantages over more traditional automation capabilities using touchtone menus and are recognized for ease of use, clarity, speed of transaction and completeness of service.

•	Consumers in North America make approximately 6.1 billion calls to directory assistance each year. The emergence of new directory assistance business models such as free directory assistance services is expected to generate 1.5 billion calls per year. We provide tailored speech recognition solutions for this industry.

•	Mobile handset shipments are expected to reach 1.1 billion units in 2007, which represents approximately 12% growth over shipments in 2006. We provide an intuitive user interface based on voice commands that helps unlock the rich feature sets of mobile devices and services, thereby improving the customer experience.

•	Currently there are approximately 20 million users of wireless email globally and the number of users is expected to reach 350 million users by 2010. Our speech enabled mobile solutions provide a natural way to interact with wireless email services.

•	Approximately $12 billion is spent annually in North America on both in-house and outsourced medical transcription labor. Our healthcare dictation solutions reduce the cost of manual transcription while improving turnaround time and accuracy.

•	On average, an organization of 1,000 employees spends $5.7 million each year on reformatting and recreating documents from multiple sources. Our PDF and document conversion and management solutions enable businesses to more efficiently create, manage and share documents.

Nuance Solutions

Our speech solutions enable enterprises, professionals and consumers to increase productivity, reduce costs and save time by using voice control to improve the user experience. Our imaging solutions build on decades of experience and technology development to deliver businesses, manufacturers and consumers a broad set of PDF and document offerings. We provide a broad set of speech and imaging offerings to our customers in the following areas:

Enterprise Speech

To remain competitive, organizations must improve the quality of customer care while reducing costs and ensuring a positive customer experience. Technological innovation, competitive pressures and rapid commoditization have made it increasingly difficult for organizations to achieve enduring market differentiation or to secure customer loyalty. In this environment, organizations need to satisfy the expectations of increasingly savvy and mobile consumers who demand high levels of customer service. This increase in consumer expectations necessitates a change in the way organizations approach customer care and respond to customer needs.

We deliver a portfolio of customer service and business intelligence solutions enabled by speech that are designed to help companies better support, understand and communicate with their customers. Our solutions improve the customer experience, increase the use of self-service and enable new revenue opportunities. We also offer business intelligence solutions, which allow companies to draw knowledge from their customer care interactions to improve overall business performance.

Our portfolio of enterprise speech solutions includes:

•	Customer Self Service. Our self-service solutions help companies improve the user experience, reduce costs through increased use of self-service solutions and create new revenue opportunities. Our solutions support applications such as flight information, personal banking, equipment repair and claims processing.

•	Voice-Driven Call Steering. Unlike touchtone systems that use complex menus that may lead to misrouted calls and poor customer experiences, our call steering solutions allow customers to describe their needs in their own words to navigate automated customer care systems, enabling organizations to direct inbound calls more accurately, more efficiently, and with higher caller satisfaction.

•	Authentication. Our voice authentication software enables businesses to provide secure access to sensitive information over the telephone, unobtrusively confirming a caller’s identity using the unique characteristics of each voice, thereby providing enterprises a powerful defense against fraudulent activity.

•	Auto Attendant. Our auto attendant application, a natural speech-enabled turnkey solution, allows callers to speak the name of a person, department, service or location and be automatically transferred to the requested party, without the hassle of searching for phone numbers or waiting to speak to an operator.

•	Analytics. Our business intelligence solutions help enterprises draw knowledge from customer interactions. Powered by specialized customer behavior intelligence software, we offer tools and services that deliver fact-based insight about who is calling, why they are calling, and the quality of the caller experience.

We license our solutions to a wide variety of enterprises in customer-service intensive sectors, including telecommunications, financial services, travel and entertainment, and government, where customers include AOL, AT&T, Comcast, Charles Schwab and United Health. Our speech solutions are designed to serve our global partners and customers and are available in up to 49 languages and dialects worldwide. Although in certain cases we sell directly to end users, the majority of our solutions are fulfilled through our channel network that includes providers such as Avaya, Cisco, Genesys, Intervoice and Nortel, that integrate our solutions into their hardware and software platforms.

We complement our solutions and products with a global professional services organization that supports customers and partners with business and systems consulting project management, user-interface design, speech science, application development, and business performance optimization. Our acquisition of BeVocal expanded our existing product portfolio with a unique set of solutions for lifecycle management of customers of wireless carriers and a range of premium services for the wireless consumer, such as the Web and Short Message Service (SMS). The BeVocal acquisition also added numerous wireless carrier relationships to our network. Our recent acquisition of Viecore expands our professional services capabilities and complements our existing partnerships, allowing us to deliver end-to-end speech solutions and system integration for speech-enabled customer care in key vertical markets including financial services, telecommunications, healthcare, utilities and government.

Mobility

Today, an increasing number of people worldwide rely on mobile devices to stay connected, informed and productive. We see an expanding opportunity in helping consumers use the powerful capabilities of their phones, cars and personal navigation devices by using voice commands to control these devices and to access the array of content and services available on the Internet through wireless mobile devices. We expect to serve more than one billion consumers within the next three years with voice-based mobile solutions that allow them to simply and effectively navigate and retrieve information and conduct transactions using these devices.

We offer solutions and expertise that help satisfy the accelerating demand for speech-enabled mobile devices and services. Our portfolio of mobile solutions includes:

•	Voice Search. Our voice search solutions allow users to quickly search local information databases such as business listings, yellow pages, restaurant guides and movie schedules, by naturally speaking their requests through a speech-enabled search interface that simplifies search capabilities and increases usage.

•	Voice-Activated Dialing. Our voice-activated dialing allows users to call anyone with just one command, avoiding the need to navigate complex menus and sort through an extensive list of contacts.

•	Voice Control. Offered on a subscription basis through wireless carriers, our Nuance Voice Control service lets mobile consumers use their voice to dictate and send email or text messages, create calendar entries, dial a contact, and search the Web for business listings, news, weather, stock quotes, sport scores and more.

•	Mobile Messaging. Nuance Mobile provides users a more natural way to enter SMS messages, mobile instant messages, and mobile email into mobile wireless devices, significantly faster than with the traditional keypad.

•	Voice-Controlled MP3 Player Applications. An increasing number of phones on the market today are equipped with MP3 capabilities, allowing users to store and play hundreds of songs. Our speech-controlled MP3 applications provide a simple voice-activated interface to select a song, an artist or a playlist.

•	Automotive Solutions. Our integrated suite of automotive solutions enable voice-activated dialing, voice destination entry for navigation systems, and vehicle command and control for in-vehicle entertainment systems.

Our mobile solutions are used by mobile phone, automotive, personal navigation device and other consumer electronic manufacturers and their suppliers, including Mitsubishi Electronics, LG Electronics, Group Sense and Delphi. In addition, telecommunications carriers, Web search companies and content providers are increasingly using our mobile search and communication solutions to offer value-added services to their subscribers and customers.

The recent acquisitions of VoiceSignal and Tegic will enhance our offerings to mobile device manufacturers. The VoiceSignal acquisition provides voice-recognition technologies in mobile search, messaging, and command and control that complement our current capabilities. The Tegic acquisition provides us with predictive text and touch technologies. The combination of Nuance, VoiceSignal and Tegic sets the stage for a new mobile user interface that integrates predictive text, speech and touch inputs. This multimodal interface will provide easier access for users of mobile devices and will be available to all manufacturers across their product lines.

Healthcare Dictation and Transcription

The healthcare industry is under significant pressure to streamline operations and reduce costs and improve patient care. In recent years, healthcare organizations such as hospitals, clinics, medical groups, physicians’ offices, and insurance providers have increasingly turned to speech solutions to automate manual processes such as the dictation and transcription of patient records.

We provide comprehensive dictation and transcription solutions and services that automate the input and management of medical information. Since 2004, we have steadily increased our investments in solutions for the healthcare industry. We are dedicating substantial resources to product development, sales, business development and marketing in an effort to replace traditional manual transcription before the end of the decade.

Our healthcare dictation and transcription solutions include:

•	Dictation and Transcription Workflow Solutions. Our enterprise solutions provide centralized platforms to generate and distribute speech-driven medical documentation through the use of advanced dictation and transcription features.

•	Hosted Dictation Services. Dictaphone iChart, our subscription-based service, allows us to deliver hosted dictation, transcription and speech recognition solutions to customers seeking to outsource this function entirely.

•	Departmental Solutions. Dictaphone PowerScribe, a speech recognition solution for radiology, cardiology, pathology and related specialties, enables the healthcare providers to dictate, edit, and sign reports without manual transcription, enhancing report turnaround time.

•	Dragon NaturallySpeaking Medical. This dictation software provides front-end speech recognition that is used by physicians and clinicians to create and navigate medical records.

Hospitals, clinics and group practices, including Adventist Health, Allina Health, Guthrie Healthcare, Mt. Kisco Medical, and Sarasota Memorial, and approximately 300,000 physicians use our Dictaphone healthcare solutions to manage the dictation and transcription of patient records. We utilize a focused, enterprise sales team and professional services organization to address the market and implementation requirements of the healthcare industry.

The acquisition of Focus expanded our ability to deliver healthcare transcription solutions. The combination of Focus’ proven technology portfolio and services capability and the Dictaphone iChart Web-based transcription solutions creates an efficient, scalable Web-based automated transcription service. Focus serves some of the largest U.S. healthcare organizations, combining the use of speech recognition, a Web-based editing platform and manual transcription services based in India to achieve superior customer satisfaction, turnaround time and cost efficiency. Our recent acquisitions of Commissure and Vocada expand the capabilities of our Dictaphone Healthcare solutions for the medical imaging industry, enhance our domain expertise in the radiology market and reporting of clinical test results, respectively, and increase our recurring revenue base derived from a software-as-a-service business model.

In addition to our healthcare-oriented dictation solutions, we also offer Dragon NaturallySpeaking, a suite of general purpose desktop dictation applications that increases productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes.

Our Dragon NaturallySpeaking family of products delivers enhanced productivity for professionals and consumers who need to create documents and transcripts. These solutions allow users to automatically convert speech into text at up to 160 words-per-minute, with support for over 300,000 words and with an accuracy rate of up to 99%. This vocabulary can be expanded by users to include specialized words and phrases and can be adapted to recognize individual voice patterns. Our desktop dictation software is currently available in eleven languages. We utilize a combination of our global reseller network and direct sales to distribute our speech recognition and dictation products.

PDF and Document Imaging

The proliferation of the Internet, email and other networks have greatly simplified the ability to share electronic documents, resulting in an ever-growing volume of documents to be used and stored. Our solutions reduce the costs associated with paper documents through easy to use scanning, document management and electronic document routing solutions. We offer versions of our products to hardware vendors, home offices, small businesses and enterprise customers.

Our PDF and document solutions include:

•	PDF Applications. Our PDF solutions offer comprehensive PDF capabilities for business users, including a combination of creation, editing and conversion features. Our PDF Converter product family is used to create PDF files and turn existing PDF files into fully-formatted documents that can be edited.

•	Optical Character Recognition and Document Conversion. Our OmniPage product uses optical character recognition technology to deliver highly accurate document and PDF conversion, replacing the need to manually recreate documents.

•	Digital Paper Management. Our PaperPort applications combine PDF creation with network scanning, allowing individuals to work quickly with scanned paper documents, PDF files and digital documents. Our software is typically used in conjunction with network scanning devices to preserve an image of a document and allows for easy archiving, indexing and retrieval.

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

Growth Strategy

We focus on providing market-leading, value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. We intend to pursue growth through the following key elements of our strategy:

•	Extend Technology Leadership. Our solutions are recognized as among the best in their respective categories. We intend to leverage our global research and development organization and broad portfolio of technologies, applications and intellectual property to foster technological innovation and maintain customer preference for our solutions. We also intend to invest in our engineering resources and seek new technological advancements that further expand the addressable markets for our solutions.

•	Broaden Expertise in Vertical Markets. Businesses are increasingly turning to Nuance for comprehensive solutions rather than for a single technology product. We intend to broaden our expertise and capabilities to deliver targeted solutions for a range of industries including mobile device manufacturers, healthcare, telecommunications, financial services and government administration. We also intend to expand our global sales and professional services capabilities to help our customers and partners design, integrate and deploy innovative solutions.

•	Increase Subscription and Transaction Based Recurring Revenue. We intend to increase our subscription and transaction based offerings in our core industries. The expansion of our subscription or transaction based solutions will enable us to deliver applications that our customers use on a repeat basis, and pay for on a per use basis, providing us with the opportunity to enjoy the benefits of recurring revenue streams.

•	Expand Global Presence. We intend to further expand our international resources to better serve our global customers and partners and to leverage opportunities in emerging markets such as China, India, Latin America and Asia. We continue to add regional executives and sales employees in different geographic regions to better address demand for speech based solutions and services.

•	Pursue Strategic Acquisitions. We have selectively pursued strategic acquisitions to expand our technology, solutions and resources to complement our organic growth. We have proven experience in integrating businesses and technologies and in delivering enhanced value to our customers, partners, employees and shareholders. We intend to continue to pursue acquisitions that enhance our solutions, serve specific vertical markets and strengthen our technology portfolio.

Research and Development/Intellectual Property

In recent years, we have developed and acquired extensive technology assets, intellectual property and industry expertise in speech and imaging that provide us with a competitive advantage in markets where we compete. Our technologies are based on complex algorithms which require extensive amounts of linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities.

We continue to invest in technologies to maintain our market-leading position and to develop new applications. Our technologies are covered by more than 540 issued patents and 490 patent applications. Our intellectual property, whether purchased or developed internally, is critical to our success and competitive position and, ultimately, to our market value. Our products and services build on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights.

International Operations

We have principal offices in a number of international locations including: Belgium, Canada, Germany, Hungary, India, Japan, Australia, and the United Kingdom. The responsibilities of our international operations include research and development, healthcare transcription and editing customer support, sales and marketing and administration. Additionally, we maintain smaller sales, services and support offices throughout the world to support our international customers and to expand international revenue opportunities.

Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal 2007, 2006 and 2005, 78%, 74% and 69% of revenue was generated in the United States and 22%, 26% and 31% of revenue was generated by our international operations, respectively.

Competition

The individual markets in which we compete are highly competitive and are subject to rapid technology changes. There are a number of companies that develop or may develop products that compete in our target markets; however, currently there is no one company that competes with us in all of our product areas. While we expect competition to continue to increase both from existing competitors and new market entrants, we believe that we will compete effectively based on many factors, including:

•	Technological Superiority. Our speech and imaging technologies, applications and solutions are often recognized as the most proficient products in their respective categories. Our speech technology has industry-leading recognition accuracy and provides a natural, speech-enabled interaction with systems, devices and applications. Our imaging technology is viewed as the most accurate in the industry, with rates as high as 99.8%. Technology publications, analyst research and independent benchmarks have indicated our products rank at or above performance levels of alternative solutions.

•	Broad Distribution Channels. Our extensive global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; our dedicated direct sales force; and our e-commerce website (www.nuance.com) enable us to address the needs of specific markets, such as financial, legal, healthcare and government, and introduce new products quickly and effectively.

•	International Appeal. The international reach of our products is due to the broad language coverage of our offerings, including our speech technology which provides recognition for up to 49 languages and dialects and natural sounding synthesized speech in 26 languages and supports a broad range of hardware platforms and operating systems. Our imaging technology supports more than 100 languages.

•	Specialized Professional Services. Our superior technology, when coupled with the high quality of our professional services, allows our customers and partners to place a high degree of confidence and trust in our ability to deliver results.

Within speech, we compete with AT&T, IBM, Microsoft, Telisma and other small providers. Within healthcare dictation and transcription, we compete with eScription, Philips Medical, Spheris and other smaller providers. Within imaging, we compete directly with ABBYY, Adobe, eCopy, and I.R.I.S. In speech, some of our partners such as Avaya, Cisco, Edify, Genesys and Nortel develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in both speech and imaging produce technologies or products that are competitive with our solutions in some markets. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

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

Employees

As of September 30, 2007, we had approximately 3,900 full time employees in total, including approximately 600 in sales and marketing, approximately 650 in professional services, approximately 700 in research and development, approximately 350 in general and administrative and approximately 1,600 that provide healthcare transcription and editing services. Approximately, fifty-five percent of our employees are based outside of the United States, the majority of whom are based in India. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

Company Information

Our website is located at www.nuance.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, as well as proxy statements and other information we file with or furnish to the Securities and Exchange Commission or the SEC, are accessible free of charge on our website. We make these documents available as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file with or furnish to the SEC.

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

Our revenue and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include the following:

•	slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

•	volume, timing and fulfillment of customer orders;

•	our efforts to generate additional revenue from our portfolio of intellectual property;

•	concentration of operations with one manufacturing partner and our inability to control expenses related to the manufacture, packaging and shipping of our boxed software products;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	customers delaying, canceling or limiting their purchases as a result of the threat or results of terrorism;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition or market conditions;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and other intangible assets;

•	delayed realization of synergies resulting from our acquisitions;

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.

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

As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration and also incurred significant debt to finance the cash consideration used for our acquisitions, including our acquisitions of Dictaphone, Focus, BeVocal, VoiceSignal, Tegic, Commissure, Vocada and Viecore. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business.

Our ability to realize the anticipated benefits of our acquisitions will depend on successfully integrating the acquired businesses.

Our prior acquisitions required, and our recently completed acquisitions continue to require, substantial integration and management efforts and we expect our pending and future acquisitions to require similar efforts. Acquisitions of this nature involve a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses;

•	potential disruption of our ongoing business and distraction of management;

•	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote business units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired business.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2007, we had identified intangible assets amounting to approximately $391.2 million and goodwill of approximately $1.2 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. The combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of September 30, 2007, we had a total of $913.7 million of gross debt outstanding, including $663.7 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of September 30, 2007, there were $17.3 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

•	require us to use a large portion of our cash flow to pay principal and interest on debt, including the convertible debentures and the credit facility, which will reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development expenditures and other business activities;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our debt, our ability to borrow additional funds, dispose of assets or pay cash dividends.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under the convertible debentures and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the convertible debentures, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the convertible debentures and our other debt.

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our cash flows. While we have entered into an interest rate swap agreement limiting our exposure for a portion of our debt, the agreement does not offer complete protection from this risk.

Our debt agreements contain covenant restrictions that may limit our ability to operate our business.

The agreement governing our senior credit facility contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:

•	incur additional debt or issue guarantees;

•	create liens;

•	make certain investments;

•	enter into transactions with our affiliates;

•	sell certain assets;

•	redeem capital stock or make other restricted payments;

•	declare or pay dividends or make other distributions to stockholders; and

•	merge or consolidate with any entity.

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under our debt, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay the accelerated debt.

We have a history of operating losses, and may incur losses in the future, which may require us to raise additional capital on unfavorable terms.

We reported net losses of approximately $14.0 million, $22.9 million and $5.4 million for fiscal years 2007, 2006 and 2005, respectively. We had an accumulated deficit of approximately $204.1 million at September 30, 2007. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any transaction to raise additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

Speech technologies may not achieve widespread acceptance, which could limit our ability to grow our speech business.

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

There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Within speech, we compete with AT&T, IBM, Microsoft, and other smaller providers. Within healthcare dictation and transcription, we compete with eScription, Philips Medical, Spheris and other smaller providers. Within imaging, we compete directly with ABBYY, Adobe, eCopy, I.R.I.S. and NewSoft. In speech, some of our partners such as Avaya, Cisco, Edify, Genesys and Nortel develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in both speech and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

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

Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will increase in the future. Reported international revenue, classified by the major geographic areas in which our customers are located, represented approximately $130.4 million, $100.2 million and $71.5 million, representing 22%, 26%, and 31% of our total revenue, respectively, for fiscal 2007, 2006 and 2005, respectively. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with prior acquisitions we have added research and development resources in Aachen, Germany, Montreal, Canada and Tel Aviv, Israel. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations on intercompany balances with our foreign subsidiaries. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenue projected to increase, we are exposed to changes in foreign currencies including the Euro, British Pound, Canadian Dollar, Japanese Yen, Israeli New Shekel, Indian Rupee and the Hungarian Forint. Changes in the value of the Euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.

Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.

We have significant intangible assets, including goodwill and intangibles with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are patents and core technology, completed technology, customer relationships and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefit of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of identifiable intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified. As of September 30, 2007, we had identified intangible assets amounting to approximately $391.2 million and goodwill of approximately $1.2 billion.

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

On November 9, 2007, Autotext Technologies, a subsidiary of Acacia Research, filed an action against us in the United States District Court for the Northern District of Ohio. The complaint alleges that our T9 Predictive Text software infringes U.S. Patent No. 5,305,205 entitled “Computer-assisted transcription apparatus.” The patent generally relates to a predictive word processing system, where a list of word choices is presented when a user inputs just a few letters of a word. Damages are sought in an unspecified amount. Because the complaint was only filed recently, we have not yet been able to assess the merits of the claim or identify the defenses available to us.

On May 31, 2006, GTX Corporation filed an action against us in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, GTX Corporation alleged that we are infringing United States Patent No. 7,016,536 entitled “Method and Apparatus for Automatic Cleaning and Enhancing of Scanned Documents. We believe these claims have no merit and intend to defend the action vigorously.

On November 27, 2002, AllVoice Computing plc filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice Computing plc alleges that we are infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed.” Such patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although we have several products in the speech recognition technology field, we believe that our products do not infringe AllVoice Computing plc’s patent because, in addition to other defenses, we do not use the claimed techniques. Damages are sought in an unspecified amount. We filed an Answer on December 23, 2002. The United States District Court for

the Southern District of Texas entered summary judgment against AllVoice Computing plc and dismissed all claims against us on February 21, 2006. AllVoice Computing plc filed a notice of appeal from this judgment on April 26, 2006. On October 12, 2007, the U.S. Court of Appeals for the Federal Circuit reversed and remanded the summary judgment. We believe these claims have no merit and intend to defend the action vigorously.

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

On March 19, 2004,Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80.0 million. Additionally, on May 9, 2005 and September 15, 2005 we sold shares of common stock, and warrants to purchase common stock to Warburg Pincus for aggregate gross proceeds of approximately $75.1 million. As of September 30, 2007, Warburg Pincus beneficially owned approximately 21% of our outstanding common stock, including warrants exercisable for up to 7,066,538 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. As of September 30, 2007, Fidelity was our second largest stockholder, owning approximately 7.0% of our common stock. Because of their large holdings of our capital stock relative to other stockholders, each of these two stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.

The market price of our common stock has been and may continue to be subject to wide fluctuations, and this may make it difficult for you to resell the common stock when you want or at prices you find attractive.

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

Future sales of our common stock in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. In addition, in connection with the acquisitions of Viecore, Vocada and Commissure and the issuance of shares of our common stock in those transactions, we have agreed to register the shares of our common stock issued for resale. Approximately 7,300,000 shares of common stock have been issued in these acquisitions. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

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

Our corporate headquarters and administrative, sales, marketing, research and development and support functions occupy approximately 105,000 square feet of space that we lease in Burlington, Massachusetts. We also lease additional properties in the United States and a number of foreign countries. The following table summarizes our significant properties as of September 30, 2007:

Location	Sq. Ft.	Lease Term	Primary Use
	(approx.)

Burlington, Massachusetts (1)	105,000	March 2018	Corporate headquarters and administrative, sales, marketing, research and development and support functions.
Burlington, Massachusetts	29,000	March 2012	Administrative and support functions.
Menlo Park, California (2)	34,000	August 2009	Sales, marketing and support functions.
Aachen, Germany	20,000	March 2011	Research and development.
Budapest, Hungary	21,000	December 2009	Research and development.
Merelbeke, Belgium	25,000	April 2010	Administrative, sales, marketing, research and development and support functions.
Montreal, Quebec	55,000	December 2016	Sales, marketing, research and development, customer support and order fulfillment functions.
Pacific Shores, Redwood City, California (3)	141,000	July 2012	Fifty percent of this facility is unoccupied, the remainder has been sublet to third party tenants.
Melbourne, Florida (4)	130,000	Owned	Administrative, sales, marketing, customer support and order fulfillment functions. Small portion of the facility has been sublet to a third party.
New York, New York (5)	34,000	February 2016	Subleased to third-party tenants.

(1)	During fiscal 2007 we amended this lease, committing to lease an additional 95,000 sq ft beginning in fiscal 2008. As a result of this amendment, the term of the lease was extended for a period of ten years from the date we occupy a majority of the additional space, currently anticipated to be in March 2008.

(2)	This is a lease that was assumed as part of our acquisition of Former Nuance. 10,000 sq ft of this facility is unoccupied.

(3)	The lease for this property was assumed as part of our acquisition of Former Nuance.

(4)	This building was acquired as part of our acquisition of Dictaphone.

(5)	The lease for this property was assumed as part of our SpeechWorks acquisition.

In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the United States and internationally. As of September 30, 2007, we were productively utilizing substantially all of the space in our facilities, except for space identified above as “unoccupied” or that has been subleased to third parties.

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

On November 9, 2007, Autotext Technologies, a subsidiary of Acacia Research, filed an action against us in the United States District Court for the Northern District of Ohio. The complaint alleges that our T9 Predictive Text software infringes U.S. Patent No. 5,305,205 entitled “Computer-assisted transcription apparatus.” The patent generally relates to a predictive word processing system, where a list of word choices is presented when a user inputs just a few letters of a word. Damages are sought in an unspecified amount. Because the complaint was only filed recently, we have not yet been able to assess the merits of the claim or identify the defenses available to us.

On May 31, 2006, GTX Corporation, or GTX, filed an action against us in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, GTX alleged that we are infringing United States Patent No. 7,016,536 entitled “Method and Apparatus for Automatic Cleaning and Enhancing of Scanned Documents.” We believe the claims have no merit and intend to defend the action vigorously.

On November 27, 2002, AllVoice Computing plc, or AllVoice, filed an action against us in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to Their Audio Data While Text Is Being Changed,” or the 273 Patent. The 273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although we have several products in the speech recognition technology field, we believe that our products do not infringe the 273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. We filed an Answer on December 23, 2002. On January 4, 2005, the case was transferred to a new judge of the United States District Court for the Southern District of Texas for administrative reasons. The United States District Court for the Southern District of Texas entered summary judgment against AllVoice and dismissed all claims against Nuance on February 21, 2006. AllVoice filed a notice of appeal from this judgment on April 26, 2006. On October 12, 2007, the U.S. Court of Appeals for the Federal Circuit reversed and remanded the summary judgment. We believe these claims have no merit and intend to defend the action vigorously.

In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased Former Nuance stock between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of the Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including approval of the Court. The settlement is not expected to have any material impact upon us, as payments, if any, are expected to be made by insurance carriers, rather than by us. In July 2004, the underwriters filed a motion opposing approval by the court of the settlement among the plaintiffs, issuers and insurers. In March 2005, the court granted preliminary approval of the settlement, subject to the parties agreeing to modify the term of the settlement which limits each underwriter from seeking contribution against its issuer for damages it may be forced to pay in the action. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement. The court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. The plaintiffs are due to submit amended complaints and the issue of a new class definition for certification will be heard. In the meantime, the issuer defendants are working to reinstate the settlement agreement with the plaintiffs on substantially the same terms. In the event the settlement is not concluded, we intend to defend the litigation vigorously. We believe we have meritorious defenses to the claims against Former Nuance.

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “NUAN.” The following table sets forth, for our fiscal quarters indicated, the high and low sales prices of our common stock, in each case as report on the NASDAQ Global Select Market.

	Low	High

Fiscal 2006:
First quarter	$4.60	$7.89
Second quarter	7.42	12.04
Third quarter	7.37	13.48
Fourth quarter	6.94	10.39
Fiscal 2007:
First quarter	$7.64	$12.02
Second quarter	11.00	16.63
Third quarter	14.94	18.85
Fourth quarter	14.81	20.24

Holders

As of October 31, 2007, there were 931 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of our credit facility place restrictions on our ability to pay dividends except for stock dividends.

Issuer Purchases of Equity Securities

We have not announced any currently effective authorization to repurchase shares of our common stock.

Item 6.	Selected Consolidated Financial Data

On October 23, 2004, our Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in this Annual Report on Form 10-K to fiscal 2004 refer to the nine month period ended September 30, 2004. References to fiscal 2005, 2006 and 2007, refer to the twelve month periods ended September 30. References to fiscal 2003 and prior years refer to the twelve month periods ended December 31.

The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The interim statement of operations for the nine months ended September 30, 2003 is unaudited and, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results of operations for the nine months ended September 30, 2003 (i.e. amounts in millions, except per share dollars and percentages):

	Year Ended					Year Ended
	September 30,			Nine Month Period Ended September 30,		December 31,
	2007(1),(2),(4)	2006(3),(4),(5)	2005(6),(7)	2004(8)	2003(9)	2003(9)

Operations:
Total revenue	$602.0	$388.5	$232.4	$130.9	$88.5	$135.4

Gross margin	404.1	267.5	163.2	89.1	65.4	80.7
Income (loss) from operations	39.0	8.4	2.0	(8.0)	(7.0)	(6.5)
Income (loss) before income taxes	8.5	(7.1)	1.4	(8.0)	(6.4)	(5.8)
Provision for (benefit from) income taxes	22.5	15.1	6.8	1.3	0.5	(0.3)
Loss before cumulative effect of accounting change	(14.0)	(22.2)	(5.4)	(9.4)	(6.9)	(5.5)
Cumulative effect of accounting change(4)	—	(0.7)	—	—	—	—

Net loss	$(14.0)	$(22.9)	$(5.4)	$(9.4)	$(6.9)	$(5.5)

Basic and Diluted Earnings Per Share Data:
Loss before cumulative effect of accounting change	$(0.08)	$(0.13)	$(0.05)	$(0.09)	$(0.10)	$(0.10)

Net loss	$(0.08)	$(0.14)	$(0.05)	$(0.09)	$(0.10)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	176.4	163.9	109.5	103.8	71.3	78.4

Financial Position:
Cash, cash equivalents and short and long-term marketable securities	$187.0	$112.3	$95.8	$47.7	$48.0	$42.6
Total assets	2,172.8	1,235.1	757.2	392.7	376.3	401.9
Long-term debt, net of current portion(2)(5)	900.0	350.0	—	27.7	28.1	27.9
Total stockholders’ equity	878.3	576.6	514.7	301.7	288.5	303.2

	Year Ended					Year Ended
	September 30,			Nine Month Period Ended September 30,		December 31,
	2007(1),(2),(4)	2006(3),(4),(5)	2005(6),(7)	2004(8)	2003(9)	2003(9)

Selected Data and Ratios:
Working capital	$164.9	$51.3	$12.1	$27.9	$36.4	$44.3
Depreciation of property and equipment	12.1	8.4	5.0	29.9	1.5	2.4
Amortization of other intangible assets	37.7	30.1	13.1	10.4	8.9	12.8
Gross margin percentage	67.1%	68.8%	70.2%	68.1%	73.9%	72.9%

(1)	During fiscal 2007, we acquired all of the outstanding shares of Mobile Voice Control, Inc.; Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus India Private Limited; BeVocal, Inc.; Voice Signal Technologies, Inc.; Tegic Communications, Inc.; and Commissure Inc. See Note 3 of the Notes to our Consolidated Financial Statements.

(2)	During fiscal 2007, we entered into a $90.0 million term loan and a $225.0 million term loan, each of which is an expansion of our senior secured credit facility entered into in fiscal 2006. We also issued $250.0 million principal amount of 2.75% senior convertible debentures. As of September 30, 2007, there were no borrowings outstanding under the $75.0 million revolving credit line taken out in fiscal 2006. See Note 10 of the Notes to our Consolidated Financial Statements.

(3)	On March 31, 2006, we acquired all of the outstanding shares of Dictaphone Corporation. See Note 3 of the Notes to our Consolidated Financial Statements.

(4)	Nuance adopted the provision of SFAS 123(R), “Share-Based Payment” effective October 1, 2005, the beginning of fiscal 2006. As a result, the results of operations in fiscal 2007 and fiscal 2006 included incremental share-based payments over what would have been recorded had the company continued to account for share-based compensation under APB No. 25, “Accounting for Stock Issued to Employees.” See Note 16 of the Notes to our Consolidated Financial Statements.

(5)	During fiscal 2006, we entered into a new senior secured credit facility which consists of a $355.0 million 7-year term loan and a $75.0 million six-year revolving credit line to partially finance our acquisition of Dictaphone. As of September 30, 2006, there were no outstanding borrowings under the revolving credit line. See Note 10 of the Notes to our Consolidated Financial Statements.

(6)	During fiscal 2005, we acquired all of the outstanding shares of Rhetorical Systems, Ltd., ART Advanced Recognition Technologies, Inc., Phonetic Systems Ltd., MedRemote, Inc. and Nuance Communications, Inc. (Former Nuance). See Note 3 of the Notes to our Consolidated Financial Statements.

(7)	Income from operations for the year ended September 30, 2005 reflects $7.2 million in restructuring charges, consisting of $2.9 million related to the elimination of personnel and $4.3 million related to the abandoned leased facilities, including the write-off of leasehold improvements. See Note 13 of the Notes to our Consolidated Financial Statements.

(8)	During fiscal 2004, we acquired all of the outstanding shares of Telelogue, Inc. and Brand & Groeber Communications GbR.

(9)	During fiscal 2003, we acquired Royal Philips Electronic Speech Processing Telephony and Voice control business units, and related intellectual property. We also acquired all of the outstanding shares of SpeechWorks International, Inc. and LocusDialog, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of our business. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

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

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in Item 1A — “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

Nuance Communications, Inc. is a leading provider of speech-based solutions for businesses and consumers worldwide. Our speech solutions are designed to transform the way people interact with information systems, mobile devices and services. We have designed our solutions to make the user experience more compelling, convenient, safe and satisfying, unlocking the full potential of these systems, devices and services.

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

We provide speech solutions to several rapidly growing markets:

•	Enterprise Speech. We deliver a portfolio of speech-enabled customer care solutions that improve the quality and consistency of customer communications. Our solutions are used to automate a wide range of customer services and business processes in a variety of information and process-intensive vertical markets such as telecommunications, financial services, travel and entertainment, and government.

•	Mobility. Our mobile speech solutions add voice control capabilities to mobile devices and services, allowing people to use spoken words or commands to dial a mobile phone, enter destination information into an automotive navigation system, dictate a text message or have emails and screen information read aloud. Our mobile solutions are used by many of the world’s leading mobile device and automotive manufacturers.

•	Healthcare Dictation and Transcription. We provide comprehensive dictation and transcription solutions and services that improve the way patient data is captured, processed and used. Our healthcare dictation and transcription solutions automate the input and management of medical information and are used by many of the largest hospitals in the United States.

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

We have built a world-class portfolio of speech solutions both through internal development and acquisitions. We continue to pursue opportunities to broaden our speech solutions and expect to continue to make acquisitions of other companies, businesses and technologies to complement our internal investments. We have a team that focuses on evaluating market needs and potential acquisitions to fulfill them. In addition, we have a disciplined methodology for integrating acquired companies and businesses after the transaction is complete. Acquisitions completed in recent years include the following significant transactions:

•	On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units to expand our solutions for speech in call centers and within automobiles and mobile devices.

•	On August 11, 2003, we acquired SpeechWorks International, Inc. to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

•	On February 1, 2005, we acquired Phonetic Systems Ltd. to complement our solutions and expertise in automated directory assistance and enterprise speech applications.

•	On September 15, 2005, we acquired the former Nuance Communications, Inc., which is referred to as Former Nuance, to expand our portfolio of technologies, applications and services for call center automation, customer self service and directory assistance.

•	On March 31, 2006, we acquired Dictaphone Corporation, a leading healthcare information technology company, to broaden our range of digital dictation, transcription, and report management system solutions.

•	On December 29, 2006, we acquired Mobile Voice Control, Inc. to further accelerate our deployment of speech-enabled solutions in the wireless industry.

•	On March 26, 2007, we acquired Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus Infosys India Private Limited, a leading provider of healthcare transcription services, to compliment our Dictaphone iChart Web-based transcription solutions and expand our ability to deliver Web-based speech recognition solutions and provide scalable Internet delivery of automated transcription.

•	On April 24, 2007, we acquired BeVocal, Inc., a provider of hosted self-service customer case solutions to expand our product portfolio in the areas of mobile customer lifecycle management, mobile premium services and other mobile consumer products.

•	On August 24, 2007, we acquired Voice Signal Technologies, Inc. a global provider of speech technology for mobile devices to enhance our solutions and expertise addressing the accelerating demand for speech-enabled mobile devices and services that allow people to use spoken commands to simply and effectively navigate and retrieve information and to control and operate mobile phones.

•	On August 24, 2007, we acquired Tegic Communications, Inc. a wholly owned subsidiary of AOL LLC and a developer of embedded software for mobile devices. The Tegic acquisition expands our presence in the mobile device industry and accelerates the delivery of a new mobile user interface that combines voice, text and touch to improve the user experience for consumers and mobile professionals.

•	On September 28, 2007, we acquired Commissure Inc. a provider of speech-enabled radiology workflow optimization and data analysis solutions to enhance the capabilities of our Dictaphone Healthcare solutions for the medical imaging industry, extend our domain expertise in the radiology market.

•	On November 2, 2007, we acquired Vocada, Inc., a provider of software and other products for managing critical medical test results. The Vocada acquisition allows us to broaden the capabilities of our Dictaphone Healthcare solutions for the medical imaging industry, enhance our domain expertise within diagnostic specialties (including radiology, laboratory tests, pathology and cardiology.

•	On November 26, 2007, we acquired Viecore, Inc., a consulting and systems integration firm. The Viecore acquisition expands our professional services capabilities and complements our existing partnerships, allowing us to deliver end-to-end speech solutions and system integration for speech-enabled customer care in key vertical markets including financial services, telecommunications, healthcare, utilities and government.

These acquisitions have had a material impact on our results of operations. Our results of operations for fiscal 2007 included the operations of Dictaphone for a full year and partial year results from our acquisitions of Mobile Voice Control, Focus, BeVocal, VoiceSignal, Tegic and Commissure. We refer to these transactions collectively as our 2007 acquisitions. Our results of operations during fiscal 2006 included the operations of Former Nuance for a full year and the operations of Dictaphone for six months. We refer to these transactions together as our 2006 acquisitions. Our fiscal 2005 results included only two weeks of the operations of Former Nuance and partial year results from our acquisitions of Phonetic as well as Rhetorical Systems, Inc., ART Advanced Recognition Technologies, Inc. and MedRemote, Inc. As you review our year over year results of operations described below, you will note that these acquisitions represent a significant factor in the increase in our revenue and expenses.

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the years ended September 30, 2007, 2006 and 2005.

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005

Revenue:
Product and licensing	51.8%	60.7%	73.7%
Professional services, subscription and hosting	27.5	20.9	20.3
Maintenance and support	20.7	18.4	6.0

Total revenue	100.0	100.0	100.0

Costs and expenses:
Cost of product and licensing	7.2	7.7	8.8
Cost of professional services, subscription and hosting	19.0	16.2	14.9
Cost of maintenance and support	4.5	4.0	2.1
Cost of revenue from amortization of intangible assets	2.2	3.3	3.9

Gross margin	67.1	68.8	70.3

Research and development	13.3	15.3	16.9
Sales and marketing	30.7	33.1	33.9
General and administrative	12.5	14.2	13.8
Amortization of other intangible assets	4.1	4.4	1.7
Restructuring and other charges (credits), net	—	(0.3)	3.1

Total operating expenses	60.6	66.7	69.4

Income from operations	6.5	2.1	0.9
Other income (expense), net	(5.1)	(3.9)	(0.3)

Income (loss) before income taxes	1.4	(1.8)	0.6
Provision for income taxes	3.7	3.9	2.9

Loss before cumulative effect of accounting changes	(2.3)	(5.7)	(2.3)
Cumulative effect of accounting change	—	0.2	—

Net loss	(2.3)%	(5.9)%	(2.3)%

Total Revenue

The following table shows total revenue by geographic location, based on the location of our customers, in absolute dollars and percentage change (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

United States	$471.6	$288.3	$160.9	63.6%	79.1%
International	130.4	100.2	71.5	30.1	40.2

Total Revenue	$602.0	$388.5	$232.4	55.0%	67.2%

Fiscal 2007 Compared to Fiscal 2006

In fiscal 2007 total revenue increased $213.5 million primarily due to $127.2 million of revenue related to our 2007 acquisitions and organic revenue growth of $86.3 million, or 22%, from fiscal 2006, including a 19% increase in network revenue, a 27% increase in dictation revenue, a 36% increase in embedded revenue, and a 2% increase in imaging revenue.

Based on the location of the customers, the geographic split in fiscal 2007 was 78% of total revenue in the United States and 22% internationally as compared to 74% of total revenue in the United States and 26% internationally in fiscal 2006. The increase in proportion of revenue generated in the United States was primarily due to our 2007 acquisitions which have a higher proportion of their revenue derived from customers in the United States.

Fiscal 2006 Compared to Fiscal 2005

In fiscal 2006 total revenue increased $156.1 million due to $112.4 million of revenue related to our 2006 acquisitions and organic growth of $43.7 million, or 19%, from fiscal 2005 including a 20% increase in network revenue, a 25% increase in dictation revenue, primarily as a result of the release of Dragon NaturallySpeaking 9.0 in the fourth quarter of fiscal 2006, a 37% increase in embedded revenue and a 6% increase in imaging revenue.

Based on the location of the customers, the geographic split in fiscal 2006 was 74% of total revenue in the United States and 26% internationally as compared to 69% of total revenue in the United States and 31% internationally in fiscal 2005. The increase in proportion of revenue generated in the United States was primarily due to 2006 acquisitions which have a high proportion of their revenue derived from customers in the United States.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our speech and imaging products and technology. The following table shows product and licensing revenue, in absolute dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

Product and licensing revenue	$311.8	$235.8	$171.2	32.2%	37.7%

As a percentage of total revenue	51.8%	60.7%	73.7%

Fiscal 2007 Compared to Fiscal 2006

Product and licensing revenue in fiscal 2007 increased $76.0 million compared to fiscal 2006 due to $29.8 million of revenue attributable to our 2007 acquisitions and organic revenue growth of $46.2 million, or 20%, from fiscal 2006. Due to a change in revenue mix, primarily relating to the accelerated growth of professional services, subscription and hosting revenue, product and licensing revenue decreased by 8.9 percentage points of total revenue as compared to fiscal 2006.

Speech related product and licensing revenue increased $74.9 million, or 46%, from fiscal 2006. Excluding revenue related to our 2007 acquisitions, speech related product and licensing revenue grew $45.1 million or 28% from fiscal 2006. Included in this organic growth, network revenue increased 14%, dictation revenue increased 26% and embedded revenue increased 49%. The growth in organic speech revenue resulted from increased sales of our legacy network products, sustained performance of our embedded products in automotive, handsets, and personal navigation devices as well as increased sales in dictation fueled by our fourth quarter 2006 release of Dragon NaturallySpeaking 9.0.

Fiscal 2006 Compared to Fiscal 2005

Product and licensing revenue in fiscal 2006 increased $64.6 million as compared to fiscal 2005 due to $39.8 million of revenue attributable to our 2006 acquisitions and organic revenue growth of $24.8 million, up 15% from fiscal 2005. Due to a change in revenue mix, driven primarily by the growth of maintenance and support revenue, product and licensing revenue as a percentage of total revenue decreased by 13.0 percentage points as compared to fiscal 2005.

Speech related product and licensing revenue increased $59.4 million or 57% from fiscal 2006, growing to 70% of total product and licensing revenue in fiscal 2006 from 60% in fiscal 2005. Excluding revenue related to our 2006 acquisitions, speech related product and licensing revenue increased $19.6 million, or 19%, from fiscal 2005. The growth in organic speech revenue resulted from increased sales of our legacy network products, embedded products in automotive and handsets, as well as increased sales in dictation fueled by our fourth quarter release of Dragon NaturallySpeaking 9.0. Product and licensing revenue from our imaging products increased $5.2 million, or 8%.

Professional Services, Subscription and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for speech customers. Subscription and hosting revenue primarily relates to delivering hosted and on-site directory assistance and transcription and dictation services over a specified term. The following table shows professional services, subscription and hosting revenue, in absolute dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

Professional services, subscription and hosting revenue	$165.5	$81.3	$47.3	103.5%	71.9%

As a percentage of total revenue	27.5%	20.9%	20.3%

Fiscal 2007 Compared to Fiscal 2006

Professional services, subscription and hosting revenue for fiscal 2007 increased $84.2 million compared to fiscal 2006 due to $58.5 million of revenue from our 2007 acquisitions and organic revenue growth of $25.7 million, or 32% from fiscal 2006. The organic growth is due primarily to 22% growth in network professional services based on increasing demand for our core network consulting and transactional directory assistance services and a 34% growth in our Dictaphone iChart solution. Additionally, our healthcare professional services, largely based on our acquisition of Dictaphone in March 2006, provided revenue growth of 45% in the second half of fiscal 2007 relative to the second half of fiscal 2006. As a percentage of total revenue, professional services, subscription and hosting revenue increased 6.6% due to accelerated organic and acquisition related growth as compared to the growth of product and license revenue and maintenance and support revenue.

Fiscal 2006 Compared to Fiscal 2005

Professional services, subscription and hosting revenue for fiscal 2006 increased $34.0 million as compared to fiscal 2005 due to $22.1 million of revenue from our 2006 acquisitions and $11.9 million from organic revenue growth as compared to the fiscal 2005 base. Network services, excluding revenue attributable to fiscal 2006 acquisitions, provided $9.0 million, or 25% growth, based on growth in core network consulting and training revenue.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance service for our speech products including network, embedded and dictation and transcription products. The following table shows maintenance and support revenue, in absolute dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

Maintenance and support revenue	$124.6	$71.4	$13.9	74.5%	413.7%

As a percentage of total revenue	20.7%	18.4%	6.0%

Fiscal 2007 Compared to Fiscal 2006

Maintenance and support revenue for fiscal 2007 increased $53.2 million as compared to fiscal 2006, with $38.9 million of this increase due to our 2007 acquisitions, which have a significant customer base of maintenance and support contracts and organic revenue growth of $14.4 million, or 20%, as compared to fiscal 2006. Organic revenue growth was principally in maintenance and support for network services. As a percentage of total revenue, maintenance and support revenue grew 2.3 percentage points in fiscal 2007 due primarily due to our 2007 acquisitions.

Fiscal 2006 Compared to Fiscal 2005

Maintenance and support revenue for fiscal 2006 increased $57.5 million as compared to fiscal 2005. $50.5 million of this increase is due to our 2006 acquisitions, which have a significant customer base of maintenance and support contracts from historic sales of products and $7.0 million, or 50%, organic growth in fiscal 2006 compared to fiscal 2005, due to our continued strong renewal rates as well as from new sales in our network products. As a percentage of total revenue, maintenance and support revenue grew 12.4 percentage points in fiscal 2006 because of significant increase due to 2006 acquisitions.

COSTS AND EXPENSES

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs, and third-party royalty expenses. The following table shows cost of product and licensing revenue, in absolute dollars and as a percentage of product and licensing revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

Cost of product and licensing revenue	$43.2	$29.7	$20.4	45.5%	45.6%

As a percentage of product and licensing revenue	13.8%	12.6%	11.9%

Fiscal 2007 Compared to Fiscal 2006

Cost of product and licensing revenue increased $13.5 million for fiscal 2007 as compared to fiscal 2006 due in large part to our 2007 acquisitions and increased royalties and fulfillment of certain productivity products. As a percentage of revenue, cost of revenue and licensing revenue increased slightly due to the higher third-party hardware cost and royalties associated with products acquired through our 2007 acquisitions.

Fiscal 2006 Compared to Fiscal 2005

Cost of product and licensing revenue for fiscal 2006 increased $9.3 million as compared to fiscal 2005 primarily due to costs relating to our 2006 acquisitions. As a percentage of product and licensing revenue, cost of product and licensing revenue increased slightly in fiscal 2006, largely due to our 2006 acquisitions’ products that have higher cost of goods sold relative to our other products. The added costs of goods sold for the acquired products are primarily due to third-party hardware that is included in the solutions licensed to customers.

Cost of Professional Services, Subscription and Hosting Revenue

Cost of professional services, subscription and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead, as well as the hardware and communications fees that support our subscription and hosted solutions. The following table shows cost of revenue, in absolute dollars and as a percentage of professional services, subscription and hosting revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

Cost of professional services, subscription and hosting revenue	$114.2	$62.8	$34.7	81.8%	81.0%

As a percentage of professional services, subscription and hosting revenue	69.0%	77.2%	73.4%

Fiscal 2007 Compared to Fiscal 2006

Cost of professional services, subscription and hosting revenue increased $51.4 million in fiscal 2007 as compared to fiscal 2006 due primarily to $39.4 million of incremental cost related to our 2007 acquisitions. Cost of professional services, subscription and hosting revenue in our organic business increased $12.1 million, or 19% as compared to the 2006 base, on 32% organic revenue growth. This significant improvement for the organic business was largely as a result of our ability to increase the utilization of existing resources in our healthcare and network professional service teams which drove an increase of 8.2 percentage points in gross margin for the professional services, subscription and hosting revenue.

Fiscal 2006 Compared to Fiscal 2005

Cost of professional services, subscription and hosting revenue increased $28.1 million in fiscal 2006 as compared to fiscal 2005 primarily due to $14.9 million of costs due to our 2006 acquisitions, which have professional services organizations to support their revenue including the Dictaphone subscription-based licensing and hosted application customer base. The 80.6% growth in costs supports the 71.9% growth in related revenue for fiscal 2006. Cost of professional services as a percentage of the revenue, excluding share-based payments which changed $1.8 million, improved 2.9% as synergies were realized from the merging of the service teams from our 2006 acquisitions. These improvements were offset partially by increased expenses for the subscription and hosting services.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in absolute dollars and as a percentage of maintenance and support revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

Cost of maintenance and support revenue	$27.5	$15.6	$4.9	76.3%	218.4%

As a percentage of maintenance and support revenue	22.0%	21.9%	35.6%

Fiscal 2007 Compared to Fiscal 2006

Cost of maintenance and support revenue increased $11.9 million as compared to fiscal 2006 due to $8.5 million related to our 2007 acquisitions and the cost of maintenance and support revenue for our organic business increased $3.3 million, or 21% as compared to the 2006 base. Cost of maintenance and support revenue as a percentage of revenue stayed relatively flat at 22%, as maintenance and support revenue and associated costs grew approximately 76% from fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

Cost of maintenance and support revenue increased $10.7 million compared to fiscal 2005. As a percentage of maintenance and support revenue, cost of revenue decreased 13.7 percentage points in fiscal 2006 to 21.9%. This decrease in percentage is primarily attributable to lower costs relative to the revenue in our speech business, including our healthcare maintenance and support business following our acquisition of Dictaphone and also in areas other than speech due to synergies we realized upon the combination of pre-existing and acquired product lines following our acquisition of Former Nuance.

Cost of Revenue from Amortization of Intangible Assets

Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology using the straight-line basis over their estimated useful lives. We evaluate the recoverability of intangible assets periodically or whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. The following table shows cost of revenue from amortization of intangible assets, in absolute dollars and as a percentage of total revenue (in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

Cost of revenue from amortization of intangible assets	$13.1	$12.9	$9.2	1.6%	40.2%

As a percentage of total revenue	2.2%	3.3%	3.9%

Fiscal 2007 Compared to Fiscal 2006

Cost of revenue from amortization of intangible assets increased $0.2 million in fiscal 2007 as compared to fiscal 2006. The increase was primarily attributable to $3.1 million in amortization of intangible assets related to our 2007 acquisitions offset by a fiscal 2006 non-recurring charge of $2.6 million to write down technology licensed from a third party to its net realizable value. As a percentage of revenue, cost of revenue from amortization of intangible assets declined from 3.3% to 2.2% largely because of a non-recurring charge in fiscal 2006 as well as the effect of amortization expense over a larger revenue base.

Based on the amortizable intangible assets as of September 30, 2007, and assuming no impairment or reduction in expected lives, we expect cost of revenue from amortization of intangible assets for fiscal 2008 to be $19.1 million.

Fiscal 2006 Compared to Fiscal 2005

Cost of revenue from amortization of intangible assets increased $3.7 million in fiscal 2006 as compared to fiscal 2005. The increase was primarily attributable to the $4.4 million in amortization of intangible assets relating to our 2006 acquisitions and $0.4 million incremental expense resulting from amortization of the December 2006 settlement and license from z4 Technologies, Inc. In addition, during the fourth quarter of fiscal 2006, we determined that we would not make additional investments to support a technology licensed from a non-related third-party in 2003. As a result, we revised the cash flow estimates related to the purchased technology and recorded an additional $2.6 million in cost of revenue to write down the purchased technology to its net realizable value. These increases were offset in part by the cessation of the amortization of technology and patents that was established in connection with our acquisitions consummated in 1999 and 2000 as they were fully amortized.

Research and Development Expense

Research and development expense primarily consists of salaries and benefits and overhead relating to our engineering staff. The following table shows research and development expense, in absolute dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

Research and development expense	$80.0	$59.4	$39.2	34.7%	51.5%

As a percentage of total revenue	13.3%	15.3%	16.9%

Fiscal 2007 Compared to Fiscal 2006

Research and development expense increased $20.6 million in fiscal 2007 compared to fiscal 2006 due to an increase of $8.6 million in compensation expense due to increased headcount largely associated with our 2007 acquisitions, an additional $6.9 million for contract labor and professional services to support ongoing research and development projects and an additional $2.6 million of increased shared-based payment expense. To date, we have not capitalized any internal development costs as the cost incurred after technological feasibility but before release of products has not been significant. The remaining increase relates to additional employee-related travel, entertainment and infrastructure expenses. While increasing in absolute dollars, research and development expense continued to decrease as a proportion of total revenue reflecting achievement of synergies following acquisitions and on-going efforts to increase productivity.

We believe that the development of new products and the enhancement of existing products are essential to our success. Accordingly, we plan to continue to invest in research and development activities at approximately the same percentage of revenue in fiscal 2008.

Fiscal 2006 Compared to Fiscal 2005

Research and development expense increased $20.2 million in fiscal 2006 compared to fiscal 2005 due to a $10.7 million increase in compensation related expense due to increased headcount largely resulting from our 2006 acquisitions and an increase of $4.3 million relating to share-based payments. The remaining increase was attributable to an increase in other headcount related expenses, including travel and infrastructure related expenses as we continued to invest in our products. While continuing to increase in absolute dollars, research and development expense has decreased relative to our total revenue. This decrease in expense as a percentage of total revenue reflects synergies following previous acquisitions.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshows and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in absolute dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

Sales and marketing expense	$184.9	$128.4	$78.8	44.0%	62.9%

As a percentage of total revenue	30.7%	33.1%	33.9%

Fiscal 2007 Compared to Fiscal 2006

Sales and marketing expense increased $56.5 million in fiscal 2007 as compared to fiscal 2006 due to an increase of $35.0 million in salaries and other variable costs, such as commissions and travel expenses relating to increased headcount from our 2007 acquisitions and to support the organic business, an increase of $13.0 million relating to share-based compensation, and an increase of $4.2 million relating to marketing programs and channel program expenses. The remaining increase in expenses relates to employee-related travel, temporary and professional services, recruiting and other expenses associated with the support of the sales and marketing organization. While the expenses increased in absolute dollars, sales and marketing expenses continued to decrease as a percentage of total revenue due to synergies achieved from acquisitions and increased productivity of sales organization.

We expect sales and marketing expenses to increase in absolute dollars as we continue to pursue our strategic goals but remain relatively consistent as a percentage of revenue in fiscal 2008.

Fiscal 2006 Compared to Fiscal 2005

Sales and marketing expense increased $49.6 million in fiscal 2006 as compared to fiscal 2005 due to a $30.1 million increase in our 2006 acquisitions and continued investment in the sales force for our existing products, an increase of $6.4 million relating to share-based payments and a $7.8 million increase in marketing expenses primarily to support new product releases made during fiscal 2006 as well as marketing expenses associated with products acquired as part of our 2006 acquisitions. While the expense in absolute dollars increased, sales and marketing expense as a percentage of revenue decreased as we achieved higher sales volumes while controlling our cost structure.

General and Administrative Expense

General and administrative expense primarily consists of personnel costs, (including overhead), for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense, in absolute dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

General and administrative expense	$75.6	$55.3	$32.0	36.7%	72.8%

As a percentage of total revenue	12.6%	14.2%	13.8%

Fiscal 2007 Compared to Fiscal 2006

General and administrative expense increased $20.3 million in fiscal 2007 as compared to fiscal 2006 due to increased compensation associated with our 2007 acquisitions, an increase of $8.4 million relating to share-based compensation, and a $4.0 million increase in expenses relating to temporary employees and professional services to support our growing organization. While expenses increased in absolute dollars, the expenses have decreased as a percent of total revenue primarily as we have realized synergies from the integration of general and administrative organizations of acquired companies into our general and administrative organization.

We expect general and administrative expense to continue to increase in absolute dollars but decrease slightly as a percentage of revenue as we continue to achieve synergies of scale.

Fiscal 2006 Compared to Fiscal 2005

General and administrative expense increased $23.3 million in fiscal 2006 compared to fiscal 2005. Our 2006 acquisitions contributed $7.8 million of this increase, including $3.0 million paid to Dictaphone staff for non-recurring activities necessary to transition knowledge and processes post-acquisition. General and administrative expense, excluding those related to our 2006 acquisitions, increased $15.5 million due primarily to compensation for increased employees and external contractors in the finance, human resources, legal and other general and administrative functions. This increase in spending on staff and contractors was related to our need to comply with new regulations, such as the implementation of SFAS 123R in fiscal 2006. These new initiatives were partially offset by a reduction in overall costs for staffing and contractors needed to comply with the provisions of Sarbanes Oxley in fiscal 2006. While the expense increased in absolute dollars, general and administrative expense as a percentage of revenue decreased as we achieved higher sales volumes while controlling our cost structure.

Amortization of Other Intangible Assets

Amortization of other intangible assets into operating expense includes amortization of acquired customer and contractual relationships, non-competition agreements and acquired trade names and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefit of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We evaluate these assets for impairment and for appropriateness of their remaining life on an ongoing basis. The following table shows amortization of other intangible assets, in absolute dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

Amortization of other intangible assets	$24.6	$17.2	$4.0	43.0%	330.0%

As a percentage of total revenue	4.1%	4.4%	1.7%

Fiscal 2007 Compared to Fiscal 2006

Amortization of intangible assets increased $7.4 million in fiscal 2007 as compared to fiscal 2006. The increase was primarily attributable to $10.6 million in amortization of intangible assets related to our 2007 acquisitions. Customer relationships compose the majority of the intangible assets amortized to operating expense, and are amortized to expense based upon patterns in which the economic benefits are expected to be utilized. Based on these patterns, the amortization relating to certain of our acquisitions consummated in fiscal 2006 acquisitions and before, was less in fiscal 2007 than in fiscal 2006. This decrease partially offset the increase from our 2007 acquisitions.

Based on the amortizable intangible assets as of September 30, 2007, and assuming no impairment or reduction in expected lives, we expect cost of revenue from amortization of intangible assets for fiscal 2008 to be $49.5 million.

Fiscal 2006 Compared to Fiscal 2005

Amortization of intangible assets increased $13.2 million in fiscal 2006 as compared to fiscal 2005 largely attributable to the $10.8 million of amortization of identifiable intangible assets related to our 2006 acquisitions and full year amortization relating to our fiscal 2005 acquisitions.

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

The following table sets forth the activity relating to the restructuring accruals in fiscal 2007, 2006 and 2005 (in millions):

	Personnel	Facilities	Asset
	Related	Costs	Impairment	Total

Balance at September 30, 2004	$0.4	$0.1	$—	$0.5
Restructuring and other charges	2.9	4.1	0.2	7.2
Non-cash write-off	—	—	(0.2)	(0.2)
Cash payments	(1.5)	(0.2)	—	(1.7)

Balance at September 30, 2005	1.8	4.0	—	5.8
Restructuring and other charges (credits)	—	(1.2)	—	(1.2)
Cash payments	(1.4)	(2.3)	—	(3.7)

Balance at September 30, 2006	0.4	0.5	—	0.9
Restructuring and other charges (credits)	(0.1)	—	—	(0.1)
Cash payments	—	(0.5)	—	(0.5)

Balance at September 30, 2007	$0.3	$—	$—	$0.3

Other Income (Expense), Net

The following table shows other income (expense), net in absolute dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

Interest income	$6.0	$3.3	$1.2	81.8%	175.0%
Interest expense	(36.5)	(17.6)	(1.6)	107.4	1,000.0
Other income (expense), net	—	(1.1)	(0.2)	(100.0)	450.0

Total other income (expense), net	$(30.5)	$(15.4)	$(0.6)

As a percentage of total revenue	(5.1)%	(4.0)%	(0.3)%

Fiscal 2007 Compared to Fiscal 2006

Interest income increased $2.7 million in fiscal 2007, as compared to fiscal 2006, primarily due to higher cash and investment balances during fiscal 2007 as well as higher interest rates. Interest expense increased $18.9 million during fiscal 2007, as compared to fiscal 2006, primarily due to (i) interest related to the credit facility we entered into on March 31, 2006 having been outstanding for a full 12 months; (ii) the April 2007 and August 2007 amendments to that facility that added $90.0 million and $225.0 million of debt, respectively; and (iii) the $250.0 million convertible debentures that we issued in August 2007. Additionally, we have recorded $4.6 million of non-cash interest expense mainly related to imputed interest in association with certain lease obligations included in our accrued business combination costs and accrued restructuring charges, the amortization of debt issuance costs associated with the credit facility we entered into on March 31, 2006 as well as to the accretion of the interest related to the note payable from our Phonetic acquisition in February 2005. Other income (expense) principally consisted of foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries who have transactions denominated in currencies other than their functional currencies, as well as the translation of certain of our intercompany balances.

We expect interest expense to increase during fiscal 2008, relative to fiscal 2007, as we pay interest on the 2006 credit facility, as amended, as well as on the new convertible debentures, and as we amortize the debt issuance costs and debt discount for the full year as compared to the partial year during which these items were outstanding in fiscal 2007. We will continue to record interest expense as it relates to certain lease obligations included in our accrued restructuring and accrued business combination costs.

Fiscal 2006 Compared to Fiscal 2005

Interest income increased $2.1 million in fiscal 2006, as compared to fiscal 2005, primarily due to higher cash and investment balances during fiscal 2006, as compared to the prior year, and to a lesser degree to greater yields on our cash and investments. Interest expense increased $16.0 million during fiscal 2006, as compared to fiscal 2005, mainly due to $12.2 million of interest expense paid quarterly on the credit facility we entered into on March 31, 2006. Other income (expense) principally consisted of foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries whose operations are denominated in other than their local currencies, as well as the translation of certain of our intercompany balances.

Provision for Income Taxes

The following table shows the provision for income taxes, in absolute dollars and the effective income tax rate (in thousands, except percentages):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2006 vs
	2007	2006	2005	2006	2005

Income tax provision (benefit)	$22.5	$15.1	$6.8	49.0%	122.1%

Effective income tax rate	265.1%	(214.2)%	488.3%

Fiscal 2007 Compared to Fiscal 2006 and Fiscal 2005

The variance from the federal statutory rate in all periods was due primarily to the increase in our valuation allowance with respect to certain deferred tax assets. Valuation allowances have been established for the U.S. net deferred tax asset, which we believe do not meet the “more likely than not” realization criteria established by SFAS 109, “Accounting for Income Taxes.” Due to a history of cumulative losses in the United States, a full valuation allowance has been recorded against the net deferred assets of our U.S. entities. At September 30, 2007, we had a valuation allowance for U.S. net deferred tax assets of approximately $298.5 million. The U.S. net deferred tax assets is composed of tax assets primarily related to net operating loss carryforwards (resulting both from business combinations and from operations) and tax credits, offset by deferred tax liabilities primarily related to intangible assets. Certain of these intangible assets have indefinite lives, and the resulting deferred tax liability associated with these assets is not allowed as an offset to our deferred tax assets for purposes of determining the required amount of our valuation allowance.

Our utilization of deferred tax assets that were acquired in a business combination (primarily net operating loss carryforwards) will require the reversal of the deferred tax asset in accordance with the manner in which the deferred tax asset was originally recorded and will vary based upon the business combination whose deferred tax assets are being utilized. Our establishment of new deferred tax assets as a result of operating activities requires the establishment of valuation allowances based upon the SFAS 109 “more likely than not” realization criteria. The establishment of a valuation allowance relating to operating activities is recorded as an increase to tax expense.

Our tax provision also includes state and foreign tax expense, which is determined on either a legal entity or separate tax jurisdiction basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $184.3 million as of September 30, 2007, an increase of $72.0 million compared to $112.3 million as of September 30, 2006. In addition, we had $2.6 million of marketable securities as of September 30, 2007. We completed fiscal 2007 with working capital of $164.9 million as compared to $51.3 million at the end of fiscal 2006. As of September 30, 2007, total retained deficit was $204.1 million. We do not expect our retained deficit to impact our future ability to operate given our strong cash and financial position. Our increase in cash and cash equivalents was composed of $106.4 million provided by operating activities, partially offset by the net impact of cash provided by financing activities and cash used in investing activities.

Cash provided by operating activities

Cash provided by operating activities for fiscal 2007 was $106.4 million, an increase of $44.4 million, or 72%, from $62.0 million provided by operating activities in fiscal 2006. The increase was primarily composed of changes relating to the net loss after adding back non-cash items such as depreciation and amortization and share-based compensation. In fiscal 2007 this amount was $100.9 million compared to $53.2 million in fiscal 2006, an increase of $47.8 million, or 90%. This increase in fiscal 2007 was augmented by changes in working capital accounts of $5.5 million, which was composed primarily of a $24.1 million increase in accounts payable and accrued expenses, offset by a $14.2 million increase in accounts receivable. The increase in accounts receivable represents a 13% increase as compared to the September 30, 2006 balance of $110.8 million, while the accounts payable and accrued expenses represent a 30% increase to the September 30, 2006 balance of $80.4 million. Each of the accounts receivable and the accounts payable and accrued expenses grew in support of our business which grew considerably in fiscal 2007, with revenue increasing 55% as compared to fiscal 2006.

Cash provided by operating activities for fiscal 2006 was $62.0 million, an increase of $45.8 million, or 283%, from $16.2 million provided by operating activities in fiscal 2005. The increase was primarily composed of changes relating to the net loss after adding back non-cash items such as depreciation and amortization and share-based compensation. In fiscal 2006 this amount was $53.2 million compared to $21.8 million in fiscal 2005, an increase of $31.4 million, or 144%. This increase in the comparable annual periods was offset by net changes to working capital accounts of $14.4 million.

Beginning in fiscal 2006, SFAS 123R requires the benefits of tax deductions in excess of the tax-affected compensation that would have been recognized as if we had always accounted for our share-based compensation activity under SFAS 123R to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through fiscal 2005. Under SFAS 123R, these excess tax benefits from share-based compensation activity generated in 2007 and 2006, are reported as a cash flow from financing activities with an offsetting cash flow used in operating activities. The benefits of tax deductions in excess of the tax-affected compensation could fluctuate significantly from period to period based on the number of share-based compensation exercised, sold or vested, the tax benefit realized and the tax-affected compensation recognized.

Cash used in investing activities

Cash used in investing activities for fiscal 2007 was $577.7 million, an increase of $207.5 million, or 56%, as compared to $370.2 million for fiscal 2006. The increase in cash used in investing was primarily driven by a $171.5 million increase in cash paid relating to our acquisitions. In fiscal 2007 we paid, net of cash assumed and including cash paid and held in escrow, $564.3 million relating to certain of our acquisitions, as compared to $392.8 million in fiscal 2006. Our purchases of property and equipment and fees paid to defend our intellectual property each increased in fiscal 2007 relative to fiscal 2006, collectively using $20.2 million in fiscal 2007 as compared to $12.6 million in fiscal 2006, using an additional $7.5 million in cash. In fiscal 2007 we generated $28.6 million less cash from maturities of marketable securities and removal of encumbrances against certain restricted cash balances, as we generated $6.7 million and $35.3 million during fiscal 2007 and 2006, respectively. The decrease in cash provided from marketable securities and restricted cash was the result of most of our investments and restricted cash having been converted to cash and cash equivalents during fiscal 2006.

Cash used in investing activities for fiscal 2006 was $370.2 million, an increase of $325.6 million, or 730%, as compared to $44.6 million for fiscal 2005. The increase in cash used in investing was primarily driven by an increase of $331.5 million in cash paid for our acquisitions, of which the majority of the fiscal 2006 payments related to our acquisition of Dictaphone on March 31, 2006, and $8.3 million of the increase related to incremental purchases of property and equipment and fees paid to defend our intellectual property. The increase in cash used in investing activities was partially offset by an incremental $11.1 million cash generated from removal of encumbrances on restricted cash and $3.1 million of incremental maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for fiscal 2007 was $541.5 million, an increase of $192.8 million, or 55%, as compared to $348.7 million in fiscal 2006. The increase in cash provided by financing activities is primarily related to $205.4 million of incremental net borrowings from our Expanded 2006 Credit Facility and 2.75% Convertible Senior Debentures. This increase in cash generated was partially offset by $4.5 million additional payments of notes and payables and capital leases, $4.2 million in additional deferred acquisition payments, $3.2 million for repurchase of shares originally issued to the former shareholders of Mobile Voice Control, Inc., incremental $1.1 million purchases of additional treasury stock and $2.3 million less cash generated for proceeds from issuance of common stock under employee share-based compensation plans.

Cash provided by financing activities for fiscal 2006 was $348.7 million, an increase of $272.3 million compared to $76.5 million in fiscal 2005. The increase in cash provided by financing activities was primarily driven by $346.0 million net proceeds from the new credit facility we entered into in March 2006. Additionally, the proceeds from the issuance of common stock under employee based compensation plans increased $24.6 million, or 397%. These increases were partially offset by $73.9 million in net proceeds from the issuance of common stock under private placements that occurred in fiscal 2005 and deferred acquisition payments of $14.4 million made in fiscal 2006 related to our acquisition of ART.

Credit Facilities and Debt

2.75% Convertible Senior Debentures

On August 13, 2007, Nuance issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. (the “Initial Purchasers”). Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, to us were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2007 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. As of September 30, 2007, the ending unamortized deferred financing fees were $1.1 million and are included in other assets in our accompanying balance sheet. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027

Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the principal of $250 million, based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined, will be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2007, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Expanded 2006 Credit Facility

We have entered into a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Expanded 2006 Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of September 30, 2007, $663.7 million remained outstanding under the term loans and there were $17.4 million of letters of credit issued under the revolving credit line. There were no other outstanding borrowings under the revolving credit line.

The Expanded 2006 Credit Facility contains covenants, including, among other things, covenants that restrict the ability of us and our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2007, we were in compliance with the covenants under the Expanded 2006 Credit Facility.

Borrowings under the Expanded 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Expanded 2006 Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on our leverage ratio. The applicable margin for revolving loan borrowings, under the Expanded 2006 Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon our leverage ratio. As of September 30, 2007, our applicable margin for term loan was 0.75% for base rate borrowings and 2.00% for LIBOR-based borrowings. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2007, the commitment fee rate was 0.375% and the interest rate was 7.13%.

We capitalized debt issuance costs related to the Expanded 2006 Credit Facility and are amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of September 30, 2007, the ending unamortized deferred financing fees were $12.3 million and are included in other assets in our accompanying balance sheet.

The credit facility is subject to repayment in four equal quarterly installments of 1% per annum ($6.7 million per year, not including interest, which is also payable quarterly), and an annual excess cash flow sweep, as defined in the Expanded 2006 Credit Facility, which is first payable beginning in the first quarter of fiscal 2008, based on the excess cash flow generated in fiscal 2007. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (in millions):

Year Ending September 30,	Amount

2008	$6.7
2009	6.7
2010	6.7
2011	6.7
2012	6.7
Thereafter	630.2

Total	$663.7

Our obligations under the Expanded 2006 Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. The Expanded 2006 Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of our domestic subsidiaries and 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of first-tier foreign subsidiaries, all material tangible and intangible assets of us and the guarantors, and any present and future intercompany debt. The Expanded 2006 Credit Facility also contains provisions for mandatory prepayments of outstanding term loans upon receipt of the following, and subject to certain exceptions: 100% of net cash proceeds from asset sales, 100% of net cash proceeds from issuance or incurrence of debt, and 100% of extraordinary receipts. We may voluntarily prepay borrowings under the Expanded 2006 Credit Facility without premium or penalty other than breakage costs, as defined with respect to LIBOR-based loans.

As noted above, beginning in the first quarter of fiscal 2008, we may be required to annually repay a portion of the outstanding principal under the Expanded 2006 Credit Facility in accordance with the excess cash flow sweep provision, as defined in the Expanded 2006 Credit Facility. There is no payment in the first fiscal quarter of fiscal 2008 under the excess cash flow sweep provision of the Expanded 2006 Credit Facility.

We believe that cash flows from future operations in addition to cash and marketable securities on hand will be sufficient to meet our working capital, investing, financing and contractual obligations and the contingent payments for acquisitions, if any are realized, as they become due for the foreseeable future. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenue, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on terms that may be less favorable.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

The following table outlines our contractual payment obligations as of September 30, 2007 (in millions):

	Payments Due by Year
			Fiscal 2009	Fiscal 2011
Contractual Obligations	Total	Fiscal 2008	and 2010	and 2012	Thereafter

Expanded 2006 Credit Facility	$663.7	$6.7	$13.4	$13.4	$630.2
2.75% Convertible Senior Debentures(1)	250.0	—	—	—	250.0
Interest payable under 2006 Expanded Credit Facility(2)	261.9	48.5	96.1	94.1	23.2
Interest payable under 2.75% Convertible Senior Debentures(3)	48.2	6.8	13.8	13.8	13.8
Lease obligations and other liabilities
Capital leases and other liabilities	1.1	0.7	0.4	—	—
Operating leases	92.8	11.2	22.2	17.8	41.6
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions(4)	5.9	2.0	2.3	1.2	0.4
Pension, minimum funding requirement(5)	7.0	1.8	3.5	1.7	—
Purchase commitments(6)	4.2	4.2	—	—	—
Other long-term liabilities assumed(7)	76.5	12.8	26.8	26.8	10.1

Total contractual cash obligations	$1,411.3	$94.7	$178.5	$168.8	$969.3

(1)	Holders of the 2.75% Senior Convertible Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly under the credit facility, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the terms of the Expanded 2006 Credit Facility.

(3)	Interest is due and payable semi-annually under the 2.75% convertible senior debentures.

(4)	Obligations include contractual lease commitments related to a facility that was part of a 2005 restructuring plan. As of September 30, 2007, total gross lease obligations are $3.4 million and are included in the contractual obligations herein. The remaining obligations represent contractual lease commitments associated with the implemented plans to eliminate duplicate facilities in conjunction with our acquisition of Former Nuance during fiscal 2005 and our acquisition of Dictaphone during fiscal 2006, and have been included as liabilities in our consolidated balance sheet as part of purchase accounting. As of September 30, 2007, we have subleased two of the facilities to unrelated third parties with total sublease income of $4.2 million through fiscal 2013.

(5)	Our U.K. pension plan has a minimum funding requirement of £859,900 ($1.8 million based on the exchange rate at September 30, 2007) for each of the next 4 years, through fiscal 2011.

(6)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(7)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessor companies prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs related to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $76.5 million. As of September 30, 2007, we have sub-leased certain of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $20.0 million, which ranges from $2.7 million to $3.1 million on an annualized basis through 2016.

On November 2, 2007, we completed our acquisition of Vocada, Inc., a developer of software applications to complement certain of our healthcare solutions. The announced estimated aggregate consideration for this acquisition is approximately 0.9 million shares of our common stock, and a contingent payment of up to an additional $21.0 million in cash or shares of our common stock, at our election, based on the acquired business achieving certain performance targets through 2010.

On November 26, 2007, we completed our acquisition of Viecore, Inc. The Viecore acquisition will expand our professional services capabilities. The announced estimated aggregate consideration for this acquisition will be approximately 5.0 million shares of our common stock, and a payment of approximately $9.5 million in cash, including 0.6 million shares of stock to be placed into escrow, in connection with certain standard representations and warranties. The cash requirements of this acquisition were funded out of our cash and cash equivalents as of September 30, 2007.

Contingent Liabilities and Commitments

In connection with our acquisition of Phonetic, we agreed to make contingent earnout payments of up to $35.0 million upon the achievement of certain established financial and performance targets through December 31, 2007, in accordance with the purchase agreement. We have notified the former shareholders of Phonetic that the performance targets for the scheduled payments for calendar 2005 and 2006, totaling $24.0 million, were not achieved. The former shareholders of Phonetic have objected to this determination. We are currently in discussions with the former shareholders of Phonetic in regards to this matter. We have not recorded any obligation as of September 30, 2007.

In connection with our acquisition of Mobile Voice Control, we agreed to make contingent earnout payments payable in our common stock of up to 1.7 million shares upon the achievement of certain performance targets through December 31, 2008, in accordance with the purchase agreement. We have not recorded any obligation relative to these performance measures as of September 30, 2007.

In connection with our acquisition of BeVocal, we agreed to make contingent earnout payments of up to $65.1 million, including amounts payable to an investment banker, upon the achievement of certain performance targets through December 31, 2007, in accordance with the purchase agreement. We have accrued $44.2 million of this amount as of September 30, 2007. Of the amount estimated to be paid, $41.3 million of the contingent earnout consideration is payable in cash, and $2.9 million may be paid in the form of our common stock, or cash, at our option. These contingent earnout liabilities are payable in October 2008.

In connection with our acquisition of Commissure, we agreed to make contingent earnout payments of up to $8.0 million upon the achievement of certain performance targets through 2010, in accordance with the merger agreement. If the targets are achieved, the contingent earnout payment may be made in cash or shares of our common stock, at our election. We have not recorded any obligation relative to these performance measures as of September 30, 2007.

In connection with our acquisition of Vocada, we agreed to make contingent earnout payments of up to an additional $21,000,000 upon the achievement of certain performance targets through 2010, in accordance with the terms of the merger agreement. If the targets are achieved, the contingent earnout payment will be made in cash or shares of our common stock, at our election. We have not recorded any obligation relative to these performance measures as of September 30, 2007.

In connection with our acquisition of Viecore, we agreed to use our commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission following the closing of the acquisition to register the shares of the common stock issued to the former Viecore stockholders. The cash paid in the acquisition may increase by up to $15,375,000, and the shares issued in the acquisition may decrease by up to 350,032 shares, based on the volume weighted average price of our common stock on the effective date of the registration statement, as more fully set forth in the merger agreement.

Pension and Post-Retirement Benefit Plans

We assumed defined benefit pension plans as part of the acquisition of Dictaphone Corporation on March 31, 2006, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. These plans require periodic cash contributions. The Canadian plan is fully funded and expected to remain fully funded during fiscal 2008, without additional funding by us. In fiscal 2007, total cash funding for the UK pension plan was $1.7 million. For the UK pension plan, we have a minimum funding requirement of £859,900 (approximately $1.8 million based on the exchange rate at September 30, 2007) for each of the next four years, through fiscal 2011.

We have also assumed a post-retirement health care and life insurance benefit plan in connection with the acquisition of Dictaphone. The plan, which is closed to new participants, provides certain post-retirement health care and life insurance benefits and consists of a fixed subsidy for qualifying employees in the United States and Canada. The plan is non-funded and cash contributions are made each year to cover claim costs incurred in that year. Total cash paid during fiscal 2007 for the post-retirement health care and life insurance benefit plan was not material.

Off-Balance Sheet Arrangements

Through September 30, 2007, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, Nuance evaluates its estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts and returns; accounting for patent legal defense costs; the costs to complete the development of custom software applications; the valuation of goodwill, other intangible assets and tangible long-lived assets; accounting for acquisitions; share-based payments; obligation relating to pension and post-retirement benefit plans; interest rate swaps which are characterized as derivative instruments; income tax reserves and valuation allowances; and loss contingencies. Nuance management bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Nuance believes the following critical accounting policies most significantly affect the portrayal of its financial condition and results of operations and require its most difficult and subjective judgments.

Revenue Recognition.  Nuance recognizes product and licensing revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” and SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, with Respect to Certain Transactions,” and related authoritative literature. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence, or VSOE, of fair value exists for those elements. Nuance’s software arrangements generally include software and post contract support which includes telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, typically for one to three years. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. In accordance with SOP 97-2, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable.

Non-software revenue is recognized in accordance with, the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition in Financial Statements.” Under SAB 104, Nuance recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable and (iv) collectibility is reasonably assured.

Professional services revenue is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts” on the percentage-of-completion method. Nuance generally determines the percentage-of-completion by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. Nuance considers labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

Nuance makes estimate of sales returns based on historical experience. In accordance with Statement of Financial Accounting Standards, or SFAS 48, “Revenue Recognition When Right of Return Exists,” the provision for these estimated returns is recorded as a reduction of revenue and accounts receivable at the time that the related revenue is recorded. Nuance also makes estimates and reduces revenue recognized for price protection and rebates, and certain marketing allowances at the time the related revenue is recorded. If actual results differ significantly from Nuance’s estimates, such differences could have a material impact on Nuance’s results of operations for the period in which the actual results become known.

Nuance’s revenue recognition policies require management to make significant estimates. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized and thus affects Nuance’s results of operations and financial condition.

Capitalized Patent Defense Costs.  Nuance monitors the anticipated outcome of legal actions, and if Nuance determines that the success of the defense of a patent is probable, and so long as Nuance believes that the future economic benefit of the patent will be increased, Nuance then capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, Nuance writes off any capitalized costs in the period the change is determined. As of September 30, 2007 and 2006, capitalized patent defense costs totaled $6.4 million. Additional costs had been capitalized in fiscal 2007 relating to our historic litigation with VoiceSignal, upon the consummation of our acquisition of VoiceSignal we reclassified $6.9 million of previously capitalized patent defense costs, of which the majority were recorded into goodwill as a component of the purchase price of VoiceSignal.

Research and Development Costs.  Nuance accounts for the internal costs relating to research and development activities in accordance with SFAS 2, “Accounting for Research and Development Costs,” and SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. Judgment is required in determining when technological feasibility of a product is established. Nuance has determined that technological feasibility for its software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material, and accordingly, Nuance has expensed the internal costs relating to research and development when incurred.

Licensed Technology.  The cost of technology which we have licensed to be sold, leased, or otherwise marketed by us is capitalized and amortized to cost of revenue over the estimated useful life of the related products. At each balance sheet date, Nuance evaluates these assets for impairment by comparing the unamortized cost to the net realizable value. Amortization expense was $0.5 million, $5.1 million and $2.1 million for fiscal 2007, 2006 and 2005, respectively. Included in the fiscal 2006 amortization expense was an additional $2.6 million of expense representing an impairment determined to exist in order to value the licensed technology at its net realizable value. See Note 8 of the Notes to our Consolidated Financial Statements. The net unamortized licensed technology included in other intangible assets at September 30, 2007 and 2006 were $2.4 million and $1.6 million, respectively.

Valuation of Long-lived Tangible and Intangible Assets and Goodwill.  Nuance has significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, patents and core technology, completed technology, customer relationships and trademarks. All finite-lived intangible assets are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. The values of intangible assets, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. Nuance assesses the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors Nuance considers important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for Nuance’s overall business;

•	significant negative industry or economic trends;

•	significant decline in Nuance’s stock price for a sustained period; and

•	a decline in Nuance’s market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” Nuance tests goodwill and intangible assets with indefinite lives for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. Nuance has reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on its review, Nuance has determined that it operates in one reporting unit. Based on this assessment, Nuance has not had any impairment charges during its history as a result of its impairment evaluation of goodwill and other indefinite-lived intangible assets under SFAS 142.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Nuance periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken in fiscal 2007, 2006 or 2005, based on the review of long-lived assets under SFAS 144.

Significant judgments and estimates are involved in determining the useful lives of Nuance’s long-lived assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in Nuance’s organization or its management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in Nuance’s analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on Nuance’s consolidated financial statements through accelerated amortization and/or impairment charges.

Accounting for Acquisitions.  We have completed a number of significant business and other asset acquisitions over the preceding five years which have resulted in significant goodwill and other intangible asset balances. Our future business strategy contemplates that we may continue to pursue additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, under SFAS 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on our market value. If prior or future acquisitions are not accretive to our results of operations as expected, our market value declines dramatically, or we determine we have more than one reporting unit, we may be required to complete the second step which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

Accounting for Long-Term Facility Obligations.  We have historically acquired companies which have previously established restructuring charges relating to lease exit costs, and we have recorded restructuring charges of our own that include lease exit costs. We follow the provisions of EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” or SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” as applicable. In accounting for these obligations, we are required to make assumptions relating to the time period over which the facility will remain vacant, sublease terms, sublease rates and discount rates. We base our estimates and assumptions on the best information available at the time of the obligation having arisen. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the balance sheet.

Accounting for Share-Based Payments.  We account for share-based payments in accordance with SFAS 123R, “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

Pension and Post-Retirement Benefit Plans.  We have defined benefit pension plans that were assumed as part of the acquisition of Dictaphone Corporation, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. Nuance also assumed a post-retirement health care and life insurance benefit plan, which is frozen relative to new enrollment, and which provides certain post-retirement health care and life insurance benefits, as well as a fixed subsidy for qualified former employees in the United States and Canada. We use several actuarial and other factors which attempt to estimate the ultimate expense, liability and assets values related to our pension and post-retirement benefit plans. These factors include assumptions about discount rates, expected return on plan assets and the rate of future compensation increases. In addition, subjective assumptions, such as withdrawal and mortality rates, are also utilized. The assumptions may differ materially from actual results due to the changing market and economic condition or other factors, and depending on their magnitude, could have a significant impact on the amount we recorded. Pension and post-retirement benefit plan assumptions are included in Note 18 of Notes to our Consolidated Financial Statements.

Income Taxes.  Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Nuance does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which Nuance considers to be indefinitely reinvested outside of the U.S. in accordance with Accounting Principles Board (APB) Opinion No. 23, “Accounting for Income Taxes — Special Areas.”

Nuance makes judgments regarding the realizability of its deferred tax assets. In accordance with SFAS 109, “Accounting for Income Taxes,” the carrying value of the net deferred tax assets is based on the belief that it is more likely than not that Nuance will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. Nuance regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies.

Valuation allowances have been established for U.S. deferred tax assets, which Nuance believes do not meet the “more likely than not” criteria established by SFAS 109. If Nuance is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then Nuance may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and created as a result of share-based payments. The recognition of the portion of the valuation allowance which relates to net deferred tax assets resulting from share-based payments will be recorded as additional paid-in-capital. The recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination will reduce goodwill, other intangible assets, and to the extent remaining, the provision for income taxes.

Loss Contingencies.  We are subject to legal proceedings, lawsuits and other claims relating to labor, service and other matters arising in the ordinary course of business, as discussed in Note 17 of Notes to our Consolidated Financial Statements. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 has as its objective to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year, provided that the entity makes that choice in the first 120 days of that fiscal year. We are evaluating the impact, if any, that SFAS 159 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effect, if any, that the application of SFAS 157 will have on our consolidated financial statements.

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

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2007, the impact to our revenue, operating results or cash flows could be adversely affected.

Occasionally, we have entered into forward exchange contracts to hedge against foreign currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was not material at September 30, 2007 and a hypothetical change of 10% in exchange rates would not have a material impact on the financial results. During the fiscal year ended 2007 and 2006, the Company recorded foreign exchange gains of $0.8 million and a loss of $0.2 million, respectively.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Expanded 2006 Credit Facility.

At September 30, 2007, we held approximately $184.3 million of cash and cash equivalents primarily consisting of cash and money-market funds and $2.6 million of short-term marketable securities. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

At September 30, 2007, our total outstanding debt balance exposed to variable interest rates was $663.7 million. To partially offset this variable interest rate exposure, Nuance entered into a $100 million interest rate swap derivative contract. The interest rate swap is structured to offset period changes in the variable interest rate without changing the characteristics of the underlying debt instrument. A hypothetical change in market rates would have a significant impact on the interest expense and amounts payable relating to the $563.7 million of debt that is not offset by the interest rate swap; assuming a 1.0% change in interest rates, the interest expense would increase $5.6 million per annum.

Item 8.	Financial Statements and Supplementary Data

Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. at September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As described in note 18 of the Notes to Consolidated Financial Statements, Nuance Communications, Inc. adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective September 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria), and our report dated November 29, 2007 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Boston, Massachusetts
November 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited Nuance Communication Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nuance Communication Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mobile Voice Control, Inc., which the Company acquired on December 29, 2006, BlueStar Resources Limited, which the Company acquired on March 26, 2007, BeVocal, Inc., which the Company acquired on April 24, 2007, Tegic Communications, Inc., and Voice Signal Technologies, Inc., which the Company acquired on August 24, 2007, and Commissure Inc., which the Company acquired on September 28, 2007, (collectively the “2007 Acquisitions”), all of which are included in the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the 2007 Acquisitions because of the timing of the acquisitions which were completed during the year ended September 30, 2007. The internal control over financial reporting excluded from management’s assessment for the 2007 Acquisitions constituted 4.5% of total assets as of September 30, 2007, and 6.2% of total revenues for the year then ended. Our audit of internal control over financial reporting of Nuance Communications, Inc. also did not include an evaluation of the internal control over financial reporting of the 2007 Acquisitions.

In our opinion, Nuance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2007 and our report dated November 29, 2007 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Boston, Massachusetts
November 29, 2007

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2007	2006
	(In thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$184,335	$112,334
Marketable securities	2,628	—
Accounts receivable, less allowances of $22,074 and $20,207, respectively	174,646	110,778
Acquired unbilled accounts receivable	35,061	19,748
Inventories, net	8,013	6,795
Prepaid expenses and other current assets	16,489	13,245
Deferred tax assets	444	421

Total current assets	421,616	263,321

Land, building and equipment, net	37,618	30,700
Goodwill	1,249,642	699,333
Other intangible assets, net	391,190	220,040
Other assets	72,721	21,680

Total assets	$2,172,787	$1,235,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$7,430	$3,953
Accounts payable	55,659	27,768
Accrued expenses	83,245	52,674
Current portion of accrued business combination costs	14,547	14,810
Deferred maintenance revenue	68,075	63,269
Unearned revenue and customer deposits	27,787	30,320
Deferred acquisition payments, net	—	19,254

Total current liabilities	256,743	212,048

Long-term debt and obligations under capital leases, net of current portion	899,921	349,990
Accrued business combination costs, net of current portion	35,472	45,255
Deferred revenue, net of current portion	13,185	9,800
Deferred tax liability	26,038	19,926
Other liabilities	63,161	21,459

Total liabilities	1,294,520	658,478

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000,000 and 280,000,000 shares authorized, respectively; 196,368,445 and 173,182,430 shares issued and 193,178,708 and 170,152,247 shares outstanding, respectively	196	174
Additional paid-in capital	1,078,020	773,120
Treasury stock, at cost (3,189,737 and 3,030,183 shares, respectively)	(15,418)	(12,859)
Accumulated other comprehensive income	14,979	1,656
Accumulated deficit	(204,141)	(190,126)

Total stockholders’ equity	878,267	576,596

Total liabilities and stockholders’ equity	$2,172,787	$1,235,074

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenue:
Product and licensing	$311,847	$235,825	$171,200
Professional services, subscription and hosting	165,520	81,320	47,308
Maintenance and support	124,629	71,365	13,880

Total revenue	601,996	388,510	232,388

Costs and Expenses:
Cost of revenue:
Cost of product and licensing	43,162	29,733	20,378
Cost of professional services, subscription and hosting	114,228	62,752	34,737
Cost of maintenance and support	27,461	15,647	4,938
Cost of revenue from amortization of intangible assets	13,090	12,911	9,150

Total cost of revenue	197,941	121,043	69,203

Gross margin	404,055	267,467	163,185
Operating expenses:
Research and development	80,024	59,403	39,190
Sales and marketing	184,948	128,412	78,797
General and administrative	75,564	55,343	31,959
Amortization of other intangible assets	24,596	17,172	3,984
Restructuring and other charges (credits), net	(54)	(1,233)	7,223

Total operating expenses	365,078	259,097	161,153

Income from operations	38,977	8,370	2,032
Other income (expense):
Interest income	5,991	3,305	1,244
Interest expense	(36,501)	(17,614)	(1,644)
Other (expense) income, net	20	(1,132)	(237)

Income (loss) before income taxes	8,487	(7,071)	1,395
Provision for income taxes	22,502	15,144	6,812

Loss before cumulative effect of accounting change	(14,015)	(22,215)	(5,417)
Cumulative effect of accounting change	—	672	—

Net loss	$(14,015)	$(22,887)	$(5,417)

Basic and diluted earnings per share:
Loss before cumulative effect of accounting change	$(0.08)	$(0.13)	$(0.05)
Cumulative effect of accounting change	—	(0.01)	—

Net loss per share	$(0.08)	$(0.14)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	176,424	163,873	109,540

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

									Accumulated
					Additional				Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Compensation	Income (loss)	Deficit	Equity	Loss
	(In thousands, except share amounts)

Balance at September 30, 2004	3,562,238	$4,631	108,604,686	$109	$476,206	2,771,507	$(11,071)	$(5,465)	$(843)	$(161,822)	$301,745
Issuance of common stock under employee stock-based compensation plans			2,040,339	2	6,085						6,087
Issuance of warrant in connection with Phonetic acquisition					370						370
Issuance of common stock and stock options in connection with acquisitions			30,753,696	31	140,778			(4,218)			136,591
Issuance of common stock and warrants in private placements of common stock, net of offering costs of $1,161			17,688,679	18	73,893						73,911
Issuance of restricted stock, net			344,507	—	2,095			(2,095)			—
Compensation expense associated with restricted stock and stock options								2,996			2,996
Repurchase of common stock at cost						75,354	(361)				(361)
Comprehensive loss:
Net loss										(5,417)	(5,417)	$(5,417)
Unrealized gain on marketable securities									98		98	98
Foreign currency translation adjustment									(1,355)		(1,355)	(1,355)

Comprehensive loss												$(6,674)

Balance at September 30, 2005	3,562,238	4,631	159,431,907	160	699,427	2,846,861	(11,432)	(8,782)	(2,100)	(167,239)	514,665
Issuance of common stock under employee stock-based compensation plans			8,002,211	8	31,163						31,171
Issuance of restricted stock			1,194,958	1							1
Cancellation of restricted stock, and repurchase of common stock at cost relating to employee tax withholding			(43,680)		(392)	183,322	(1,427)				(1,819)
Issuance of common stock to non-employee for service			9,700	—	59						59
Issuance of common stock upon conversion of convertible debenture			4,587,334	5	27,519						27,524
Share-based payments, including cumulative effect of accounting change					13,757			8,782			22,539
Excess tax benefit from share-based payment plans					1,726						1,726
Additional offering costs related to 2005 issuance of stock and warrants in private placements					(139)						(139)
Comprehensive loss:
Net loss										(22,887)	(22,887)	$(22,887)
Unrealized gain on marketable securities									42		42	42
Unrealized losses on cash flow hedge derivatives									(570)		(570)	(570)
Foreign currency translation adjustment									4,284		4,284	4,284

Comprehensive loss												$(19,131)

Balance at September 30, 2006	3,562,238	4,631	173,182,430	174	773,120	3,030,183	(12,859)	—	1,656	(190,126)	576,596
Issuance of common stock under employee stock-based compensation plans			6,383,051	6	30,654						30,660
Issuance of restricted stock			958,124	1	—						1
Cancellation of restricted stock, and repurchase of common stock at cost relating to employee tax withholding			(164,300)	—	(2,220)	159,554	(2,559)				(4,779)
Share-based payments					48,135						48,135
Excess tax benefit from share-based payment plans					4,172						4,172
Issuance of common stock in connection with acquisitions			14,794,848	15	227,337						227,352
Issuance of common stock to escrow agent in connection with acquisitions			1,400,091	—	—						—
Repurchase of shares			(261,422)	—	(3,178)						(3,178)
Issuance of common stock in connection with exercise of warrants			75,623	—	—						—
Comprehensive loss:
Net loss										(14,015)	(14,015)	$(14,015)
Unrealized losses on cash flow hedge derivatives									(355)		(355)	(355)
Foreign currency translation adjustment									9,628		9,628	9,628
Adjustment to initially apply SFAS 158, net of tax									4,050		4,050	—

Comprehensive loss												$(4,742)

Balance at September 30, 2007	3,562,238	$4,631	196,368,445	$196	$1,078,020	3,189,737	$(15,418)	$—	$14,979	$(204,141)	$878,267

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net loss	$(14,015)	$(22,887)	$(5,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	12,148	8,366	5,019
Amortization of other intangible assets	37,685	30,083	13,134
Accounts receivable allowances	2,449	1,407	1,516
Non-cash portion of restructuring charges	—	1,233	212
Share-based payments, including cumulative effect of accounting change	48,135	22,539	2,996
Non-cash interest expense	4,169	3,862	1,006
Deferred tax provision	14,068	8,811	2,962
Excess tax benefits from share-based payments	(4,172)	(1,726)	—
Normalization of rent expense	465	1,485	357
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(14,217)	16,599	(19,832)
Inventories	(624)	(1,781)	646
Prepaid expenses and other assets	(4,413)	(1,019)	1,219
Accounts payable	10,736	7,534	6,687
Accrued expenses and other liabilities	13,405	(1,337)	2,845
Deferred maintenance revenue, unearned revenue and customer deposits	603	(11,186)	2,848

Net cash provided by operating activities	106,422	61,983	16,198

Cash flows from investing activities
Capital expenditures for property and equipment	(12,656)	(8,447)	(4,598)
Proceeds from sale of property and equipment	—	—	214
Payments for acquisitions, net of cash acquired	(528,495)	(392,826)	(61,287)
Payments for escrow on acquisitions	(35,800)	—	—
Proceeds from maturities of marketable securities	5,714	24,159	21,089
Payments for capitalized patent defense costs	(7,501)	(4,189)	—
Decrease in restricted cash	1,023	11,131	—

Net cash used in investing activities	(577,715)	(370,172)	(44,582)

Cash flows from financing activities
Payments of note payable and capital leases	(6,768)	(2,234)	(463)
Deferred acquisition payments	(18,650)	(14,433)	—
Proceeds from credit facility and convertible debentures, net of discount and issuance costs	551,447	346,032	—
Payments associated with licensing agreements	—	—	(2,800)
Purchase of treasury stock	(2,559)	(1,427)	(361)
Repurchase of shares	(3,178)	—	—
Payments on other long-term liabilities	(11,419)	(11,573)	—
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	—	(139)	73,911
Excess tax benefits from share-based payments	4,172	1,726	—
Net proceeds from issuance of common stock under employee share-based payment plans	28,441	30,780	6,190

Net cash provided by financing activities	541,486	348,732	76,477

Effects of exchange rate changes on cash and cash equivalents	1,808	104	631

Net increase in cash and cash equivalents	72,001	40,647	48,724
Cash and cash equivalents at beginning of period	112,334	71,687	22,963

Cash and cash equivalents at end of period	$184,335	$112,334	$71,687

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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

During fiscal 2007, 2006 and 2005, the Company acquired the following businesses:

•	September 28, 2007 — Commissure Inc. (“Commissure”);

•	August 24, 2007 — Voice Signal Technologies, Inc. (“VoiceSignal”);

•	August 24, 2007 — Tegic Communications, Inc. (“Tegic”);

•	April 24, 2007 — BeVocal, Inc. (“BeVocal”);

•	March 26, 2007 — Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus India Private Limited (collectively “Focus”);

•	December 29, 2006 — Mobile Voice Control, Inc. (“MVC”);

•	March 31, 2006 — Dictaphone Corporation (“Dictaphone”);

•	September 15, 2005 — Nuance Communications, Inc. (“Former Nuance”);

•	May 12, 2005 — MedRemote, Inc. (“MedRemote”);

•	February 1, 2005 — Phonetic Systems Ltd. (“Phonetic”);

•	January 21, 2005 — ART Advanced Recognition Technologies, Inc. (“ART”); and,

•	December 6, 2004 — Rhetorical Systems, Ltd. (“Rhetorical”).

The results of operations from the acquired businesses have been included in the Company’s consolidated financial statements since the acquisition dates. See Note 3 for additional disclosure related to each of these acquisitions.

Reclassification:  Certain amounts presented in the prior periods’ consolidated financial statements have been reclassified to conform to the current periods’ presentation.

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

Revenue Recognition:  The Company recognizes revenue from the sale of software products and licensing in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, with Respect to Certain Transactions,” and related authoritative literature. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. In accordance with SOP 97-2, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable.

Revenue from royalties on sales of the Company’s software products by original equipment manufacturers (“OEMs”), where no services are included, is recognized in the quarter earned so long as the Company has been notified by the OEM that such royalties are due, and provided that all other revenue recognition criteria are met.

Our software arrangements generally include post contract support which includes telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, typically for one to three years. Revenue from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided.

Non-software revenue is recognized in accordance with, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” Under SAB 104, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable and (iv) collectibility is reasonably assured.

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

When the Company provides professional services considered essential to the functionality of the software, it recognizes revenue from the professional services as well as any related software licenses on a percentage-of-completion basis in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts” on the percentage-of-completion method. In these circumstances, the Company separates license revenue from professional service revenue for income statement purpose by classifying the vendor-specific objective evidence of the fair value of professional service revenue as professional service revenue and the residual portion as license revenue. The Company generally determines the percentage-of-completion by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. The Company considers labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When products are sold through distributors or resellers, title and risk of loss generally passes upon shipment, at which time the transaction is invoiced and payment is due. Shipments to distributors and resellers without right of return are recognized as revenue upon shipment by the Company. Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. The Company cannot estimate historical returns from these distributors and resellers to have a basis upon which to estimate future sales returns. As a result, the Company recognizes revenue from sales to these distributors and resellers when the products are sold through to retailers and end-users. Based on reports from distributors and resellers of their inventory balances at the end of each period, the Company records an allowance against accounts receivable and reduces revenue for all inventories subject to return at the sales price.

When products are sold directly to end-users, the Company also makes an estimate of sales returns based on historical experience. In accordance with Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition When Right of Return Exists,” the provision for these estimated returns is recorded as a reduction of revenue and accounts receivable at the time that the related revenue is recorded. If actual returns differ significantly from the Company’s estimates, such differences could have a material impact on the Company’s results of operations for the period in which the actual returns become known.

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

Marketable Securities:  The Company accounts for its marketable equity securities in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on sales of short-term and long-term investments have not been material. The Company had $2.6 million in marketable securities as of September 30, 2007, and had no marketable securities as of September 30, 2006.

Allowance against Accounts Receivable:  The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable. The allowance is based upon the credit worthiness of its customers, its historical experience, the age of the receivable and current market and economic conditions. Receivables are written off against these reserves in the period they are determined to be uncollectible. For sell-through arrangements with certain distributors or resellers for whom the Company does not have history to estimate returns, the Company maintains an allowance against accounts receivable for all product subject to return

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the sales price. The allowance is recorded as a reduction in revenue and based upon the ending product balance held by these distributors or resellers at the end of each period and receivables are written off against these reserves in the period the product is returned. The Company reverses the allowance to revenue when the products are sold through to retailers and end-users. The Company also maintains an allowance for sales returns from customers for which it has the ability to estimate returns based on historical experience. The returns allowance is recorded as a reduction in revenue and accounts receivable at the time that the related revenue is recorded and the receivables are written off against the allowance in the period the return is received.

Inventories:  Inventories are stated at the lower of cost, computed using the first-in, first-out method, or market. The Company regularly reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory primarily based on future purchase commitments with its suppliers, and the estimated utility of its inventory as well as other factors including technological changes and new product development.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluate the number of reporting units that exist. Based on its review, the Company has determined that it operates in one reporting unit. Based on this assessment, the Company has not had any impairment charges during its history as a result of its impairment evaluation of goodwill and other indefinite-lived intangible assets under SFAS 142.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken in fiscal 2007, 2006 or 2005, based on the review of long-lived assets under SFAS 144. The Company may make business decisions in the future which may result in the impairment of intangible assets.

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

Licensed Technology:  The cost of technology which we have licensed to be sold, leased, or otherwise marketed by us is capitalized and amortized to cost of revenue over the estimated useful life of the related products. At each balance sheet date, the Company evaluates these assets for impairment by comparing the unamortized cost to the net realizable value. Amortization expense was $0.5 million, $5.1 million and $2.1 million for fiscal 2007, 2006 and 2005, respectively. Included in the fiscal 2006 amortization expense was an additional $2.6 million of expense representing an impairment determined to exist in order to value the licensed technology at its net realizable value. The net unamortized licensed technology included in other intangible assets at September 30, 2007 and 2006 were $2.4 million and $1.6 million, respectively.

Capitalized Patent Defense Costs:  The Company monitors the anticipated outcome of legal actions, and if it determines that the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. As of September 30, 2007 and 2006, capitalized patent defense costs totaled $6.4 million. Additional costs had been capitalized in fiscal 2007 relating to the Company’s historic litigation with VoiceSignal, upon the consummation of its acquisition of VoiceSignal the Company reclassified $6.9 million of previously capitalized

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patent defense costs, of which the majority was recorded into goodwill as a component of the purchase price of VoiceSignal.

Advertising Costs:  Advertising costs are expensed as incurred and are classified as sales and marketing expenses. Cooperative advertising programs reimburse customers for marketing activities for certain of the Company’s products, subject to defined criteria. Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. The Company incurred advertising costs of $19.2 million, $16.4 million and $11.4 million for fiscal 2007, 2006 and 2005, respectively.

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

Comprehensive Loss:  Total comprehensive loss, net of taxes, was approximately $4.7 million, $19.1 million and $6.7 million for fiscal 2007, 2006, and 2005, respectively. Comprehensive loss consists of net loss, current period foreign currency translation adjustments, unrealized gains (losses) on cash flow hedge derivatives, unrealized gains (losses) on marketable securities, and a cumulative adjustment for transition to SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R).” For the purposes of comprehensive loss disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to reinvest undistributed earnings in its foreign subsidiaries permanently.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive loss, reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, consisted of the following (in thousands):

	2007	2006	2005

Unrealized losses on cash flow hedge derivatives	$(925)	$(570)	$—
Unrealized losses on marketable securities	—	—	(42)
Cumulative foreign currency translation adjustments	11,854	2,226	(2,058)
Cumulative adjustment for transition to SFAS 158	4,050	—	—

	$14,979	$1,656	$(2,100)

Concentration of Risk:  Financial instruments that potentially subject the Company to significant concentrations of credit risk principally consist of cash, cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company performs credit evaluations of its customers’ financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations. At September 30, 2007 and 2006, no customer represented greater than 10% of the Company’s net accounts receivable balance. No customer composed more than 10% of revenue for fiscal 2007 and 2006 and one customer composed of 11% of revenue for fiscal 2005.

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

Financial Instruments and Hedging Activities:  The Company follows the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. To achieve hedge accounting, the criteria specified in SFAS 133, must be met, including (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net of tax, in the income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the income statement, in the related revenue or expense caption, as appropriate. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. See Note 11.

Accounting for Long-Term Facility Obligations:  The Company has historically acquired companies who have previously established restructuring charges relating to lease exit costs, and has recorded restructuring charges of its own that include lease exit costs. The Company follows the provisions of EITF 95-3 “Recognition of

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting for Share-Based Payments:  Effective October 1, 2005, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted. Prior to the adoption of SFAS 123R, the Company applied APB 25, “Accounting for Stock Issued to Employees,” to account for its share-based payments. See Note 16 for additional information related to share-based payments.

SFAS 123R requires the presentation of pro forma information for the comparative periods prior to the adoption, as if the Company had accounted for all its employee share-based payments under the fair value method of the original SFAS 123. No amounts relating to the share-based payments have been capitalized. The following table illustrates the pro forma effect on net income (loss) and earnings per share in fiscal 2005 (in thousands, except per share data):

Net loss, as reported	$(5,417)
Add: employee stock-based compensation included in reported net income	2,996
Less: employee stock-based compensation under SFAS 123	(9,056)

Net loss, pro forma	$(11,477)

Net loss per share:
Basic and diluted, as reported	$(0.05)

Basic and diluted, pro forma	$(0.10)

In fiscal 2005, the fair value of the stock options granted under the original SFAS 123 was estimated on the dates of grant using the Black-Scholes model with the following weighted-average assumptions: dividend yield of 0.0%, expected volatility of 54.1%, average risk-free interest rate of 3.9% and expected term of 3.6 years, as estimated by the Company based on historical exercise behavior.

Net Income (Loss) Per Share:  The Company computes net income (loss) per share under the provisions of SFAS 128, “Earnings per Share,” and EITF 03-06, “Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share’.”’ Accordingly, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period plus the dilutive effect of common equivalent shares, which include outstanding stock options, shares held in escrow, warrants, unvested shares of restricted stock using the treasury stock method and the convertible debenture using the as converted method. Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating 23.0 million for

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2007, 19.3 million for fiscal 2006 and 13.3 million for fiscal 2005, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect, if any, that the application of SFAS 157 will have on its consolidated financial statements.

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

Acquisition of Commissure

On September 28, 2007, the Company acquired all of the outstanding capital stock of Commissure, a medical imaging software company that provides speech-enabled radiology workflow optimization and data analysis solutions for total purchase consideration of approximately $25.6 million including $2.3 million in transaction costs and 1.2 million shares of the Company’s common stock valued at $19.49 per share. In connection with the Company’s acquisition of Commissure, the purchase and sale agreement required 0.2 million shares of the Company’s common stock, valued at $3.4 million, to be placed into escrow for 15 months from the date of acquisition, in connection with certain standard representations and warranties. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of Commissure, and accordingly has not included the escrow as a component of the purchase price. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Plan of Merger includes a contingent earnout payment of up to an additional $8.0 million, at the election of the Company in cash or shares of the Company’s common stock, to be paid, if at all, over a three year period based on the business achieving certain performance targets in the fiscal years ended September 30, 2008, 2009 and 2010. The merger was a non-taxable event. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional information is obtained. A summary of the preliminary purchase price allocation for the acquisition of Commissure is as follows (in thousands):

Total purchase consideration:
Common stock issued	$23,293
Transaction costs	2,319

Total purchase consideration	$25,612

Allocation of the purchase consideration:
Current assets	$3,830
Property and equipment	45
Identifiable intangible assets	5,650
Goodwill	19,140

Total assets acquired	28,665
Total liabilities assumed	(3,053)

Net assets acquired	$25,612

Current assets acquired from Commissure primarily relate to cash, accounts receivable, prepaid expenses, and acquired unbilled accounts receivable. Current liabilities assumed primarily relate to accounts payable, accrued expenses, and deferred revenue.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$3,000	7.0
Core and completed technology	2,010	4.8
Non-compete agreements	590	4.0
Trademarks	50	2.0

Total	$5,650

Acquisition of VoiceSignal

On August 24, 2007, the Company acquired all of the outstanding capital stock of VoiceSignal, a software company that provides speech technology for cell phones and other mobile devices. The purchase consideration consisted of cash of $174.5 million, 5.84 million shares of the Company’s common stock valued at $15.57 per share and transaction costs of $16.8 million. In connection with the Company’s acquisition of VoiceSignal, the purchase and sale agreement required $30.0 million in cash to be placed into escrow for 12 months from the date

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of acquisition, in connection with certain standard representations and warranties. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of VoiceSignal, accordingly has not included the escrow as a component of the purchase price. The $30.0 million paid and held in escrow is included in Other Assets in the accompanying consolidated balance sheet at September 30, 2007. The acquisition was a taxable event. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional information is obtained. A summary of the preliminary purchase price allocation for the acquisition of VoiceSignal is as follows (in thousands):

Total purchase consideration:
Cash	$174,490
Common stock issued	90,851
Transaction costs	16,776

Total purchase consideration	$282,117

Allocation of the purchase consideration:
Cash	$10,874
Accounts receivable, including acquired unbilled accounts receivable	15,707
Property and equipment	913
Other assets	1,247
Identifiable intangible assets	71,700
Goodwill	196,054

Total assets acquired	296,495

Accounts payable and accrued expenses	(13,906)
Long-term liabilities	(472)

Total liabilities assumed	(14,378)

Net assets acquired	$282,117

The Company assumed stock options for the purchase of 155,710 shares of the Company’s common stock in connection with its acquisition of VoiceSignal. These stock options are governed by the original equity compensation plan and agreements that they were issued under (the “VoiceSignal Stock Option Plan”), but are now exercisable for, or will vest into, shares of the Company’s common stock. All assumed options were unvested as of the date of acquisition, and the vesting of these shares has been, and will be, reflected as compensation expense as disclosed in Note 16, “Accounting for Share-Based Payments.”

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$60,700	7.0
Core and completed technology	11,000	6.0

Total	$71,700

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Tegic

On August 24, 2007, the Company acquired all of the outstanding capital stock of Tegic, a developer of embedded software for mobile devices. The purchase consideration consisted of cash of $265.0 million and transaction costs of $3.3 million. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The acquisition was a taxable event. The Company is currently finalizing the valuation of the assets acquired including certain acquired customer contracts with minimum purchase commitments and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional information is obtained. A summary of the preliminary purchase price allocation for the acquisition of Tegic is as follows (in thousands):

Total purchase consideration:
Cash	$265,000
Transaction costs	3,320

Total purchase consideration	$268,320

Allocation of the purchase consideration:
Accounts receivable, including acquired unbilled accounts receivable	$34,873
Property and equipment	242
Other assets	306
Identifiable intangible assets	60,100
Goodwill	176,043

Total assets acquired	271,564

Accounts payable and accrued expenses	(1,931)
Deferred revenue	(1,313)

Total liabilities assumed	(3,244)

Net assets acquired	$268,320

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$42,100	5.4
Core and completed technology	16,400	9.6
Trademarks	1,600	10.0

Total	$60,100

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of BeVocal

On April 24, 2007, the Company acquired all of the outstanding capital stock of BeVocal, a provider of on-demand self-service customer care solutions that address the unique business requirements of the mobile communications market and its customers. The purchase price was $182.7 million, which consists of 7.0 million shares of common stock valued at $104.4 million, cash payment of $34.1 million including transaction costs and contingent consideration related to earnout provisions in the acquisition agreement (the “Earnout”) of $44.2 million payable to shareholders and optionholders. Management has assessed probability under SFAS 141 and determined that the payment of a portion of the Earnout is determinable beyond a reasonable doubt. Accordingly, included in this estimated purchase price is the current estimate of Earnout that will be payable of which $41.3 million is payable in cash and $2.9 million is payable in the form of the Company’s common stock, or cash, at the Company’s option. If the entire Earnout were to be achieved, the maximum Earnout payable is $65.1 million, including fees payable to an investment bank. The Earnout is payable in October 2008, and is included in other liabilities in the Company’s accompanying balance sheet as of September 30, 2007. In connection with the Company’s acquisition of BeVocal, the purchase and sale agreement required 1.2 million shares of the Company’s common stock, to be placed into escrow for 15 months from the date of acquisition, in connection with certain standard representations and warranties. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of BeVocal, and accordingly has not included the escrow as a component of the purchase price. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill. The Merger was a non-taxable event. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair value set forth below are subject to adjustment as additional information is obtained. A summary of the preliminary purchase price allocation for the acquisition of BeVocal is as follows (in thousands):

Total purchase consideration:
Common stock issued	$104,405
Cash	30,000
Contingent consideration	44,212
Transaction costs	4,058

Total purchase consideration	$182,675

Allocation of the purchase consideration:
Cash	$9,266
Accounts receivable and acquired unbilled accounts receivable	11,868
Property and equipment	3,139
Other current and long-term assets	7,933
Identifiable intangible assets	41,200
Goodwill	121,240

Total assets acquired	194,646

Accounts payable and accrued expenses	(8,195)
Other liabilities	(3,776)

Total liabilities assumed	(11,971)

Net assets acquired	$182,675

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the provisions of EITF 95-08, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” management has determined that $7.6 million of the Earnout estimated currently, will be treated as compensation expense over the periods in which the amounts are earned; for fiscal year 2007, $2.7 million of this amount was recognized as additional compensation expense, the remaining $4.9 million of unearned Earnout is included in other assets in the Company’s accompanying balance sheet as of September 30, 2007. The remaining Earnout of $36.6 million has been recorded as a component of goodwill. Any changes in the Earnout payable will be allocated to goodwill and compensation.

The Company assumed stock options for the purchase of 640,284 shares of the Company’s common stock, and 2,866 shares of restricted stock in connection with its acquisition of BeVocal. These stock options and restricted stock are governed by the original equity compensation plan and agreements that they were issued under (the “BeVocal Stock Option Plan”), but are now exercisable for, or will vest into, shares of the Company’s common stock. All assumed options and restricted stock were unvested as of the date of acquisition, and the vesting of these shares has been, and will be, reflected as compensation expense as disclosed in Note 16, “Accounting for Share-Based Payments.”

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$34,700	7.0
Core and completed technology	6,400	4.6
Non-compete agreements	100	2.0

Total	$41,200

Acquisition of Focus

On March 26, 2007, the Company acquired all of the outstanding capital stock of Focus which provides medical transcription services with operations in the United States and India. The purchase price consisted of $53.5 million in cash, including transaction costs, and the assumption of certain obligations. The acquisition was a taxable event. In connection with the Company’s acquisition of Focus, the purchase and sale agreement required $5.8 million in cash to be placed into escrow for 12 months from the date of acquisition, in connection with certain standard representations and warranties. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of Focus, and accordingly has not included the escrow as a component of the purchase price. The $5.8 million paid and held in escrow is included in Other Assets in the accompanying consolidated balance sheet at September 30, 2007. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional information

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is obtained. A summary of the preliminary purchase price allocation for the acquisition of Focus is as follows (in thousands):

Total purchase consideration:
Cash	$48,677
Debt assumed	2,060
Transaction costs	2,800

Total purchase consideration	$53,537

Allocation of the purchase consideration:
Accounts receivable	$3,940
Property and equipment	1,571
Other current and long-term assets	1,036
Identifiable intangible assets	23,700
Goodwill	26,683

Total assets acquired	56,930
Accounts payable and accrued expenses	(2,191)
Other liabilities	(1,202)

Total liabilities assumed	(3,393)

Net assets acquired	$53,537

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$19,800	9.5
Core and completed technology	2,900	7.3
Non-compete agreements	1,000	6.2

Total	$23,700

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of MVC

On December 29, 2006, the Company acquired all of the outstanding capital stock of MVC, a provider of speech-enabled mobile search and messaging services, for $12.9 million. The purchase price consisted of $4.6 million in cash including transaction costs, and 0.78 million shares of the Company’s common stock valued at $8.3 million. The merger was a non-taxable event. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. A summary of the final purchase price allocation for the acquisition of MVC is as follows (in thousands):

Total purchase consideration:
Common stock issued	$8,300
Cash	4,104
Transaction costs	523

Total purchase consideration	$12,927

Allocation of the purchase consideration:
Current and long-term assets	$79
Identifiable intangible assets	2,700
Goodwill	10,315

Total assets acquired	13,094
Total liabilities assumed	(167)

Net assets acquired	$12,927

Under the agreement, the Company agreed to make maximum additional earnout payments of up to 1.7 million of the Company’s common stock in contingent purchase price upon achievement of certain established financial targets through December 31, 2008. Additional issuance of common stock related to this contingency, if any, will be accounted for as additional goodwill.

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$1,300	5.0
Completed technology	1,100	4.0
Non-compete agreements	300	3.0

Total	$2,700

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Dictaphone

On March 31, 2006, the Company acquired all of the outstanding capital stock of Dictaphone, a leading healthcare information technology company, for approximately $365.0 million in cash, including approximately $5.7 million in estimated transaction costs. The Company acquired Dictaphone to expand its product portfolio, market reach and revenue streams in the healthcare markets. The acquisition was a taxable event. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The following table summarizes the final allocation of the purchase price (in thousands):

Total purchase consideration:
Cash	$359,240
Estimated transaction costs	5,716

Total purchase consideration	$364,956

Allocation of the purchase consideration:
Cash	$7,742
Accounts receivables, net	33,386
Acquired unbilled accounts receivable	42,496
Inventories	3,429
Other current assets	4,420
Property and equipment	13,863
Other assets	4,587
Identifiable intangible assets	155,760
Goodwill	239,509

Total assets acquired	505,192

Accounts payable and accrued expenses	(32,906)
Accrued business combination costs	(2,489)
Deferred revenue	(39,631)
Unearned revenue and customer deposits	(43,320)
Deferred income tax liabilities	(13,161)
Pension, postretirement and other liabilities	(8,729)

Total liabilities assumed	(140,236)

Net assets acquired	$364,956

In accordance with EITF 95-3, included in the allocation of the liabilities assumed, the Company has commenced integration activities which resulted in recognizing $1.8 in liabilities for employee termination benefits, which were paid in fiscal 2007 and $0.9 million for the remaining contractual obligations associated with the elimination of duplicate facilities.

The Company also paid $1.2 million in severance and related one-time payments to former employees of Dictaphone who remained with the Company through specified dates in fiscal 2007. These $1.2 million in payments were expensed during fiscal 2007, as they relate to performance provided to the Company by these employees during the year.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, approximately $20.9 million of the $239.5 million of goodwill will be deductible for income tax purposes. Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$105,800	10.0
Existing technology	21,500	6.6
Trade name, subject to amortization	660	4.5

Subtotal	127,960
Trade name, indefinite life	27,800	n/a

Total	$155,760

Acquisition of Former Nuance

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price included the issuance of 28.76 million shares of common stock valued at $117.9 million, cash consideration of $82.2 million, assumed stock options valued at $14.7 million, and transaction costs of $9.6 million. The merger is a non-taxable event. The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition. The following table summarizes the final allocation of the purchase price (in thousands):

Total purchase consideration:
Common stock issued	$117,916
Cash	82,172
Value of options to purchase common stock assumed	14,721
Transaction costs	9,571

Total purchase consideration	$224,380

Allocation of the purchase consideration:
Cash	$58,066
Short-term investments	20,362
Other current assets	12,065
Property and equipment	2,872
Other assets	14,848
Identifiable intangible assets	41,740
Goodwill	146,717

Total assets acquired	296,670
Deferred compensation for stock options assumed	4,218
Accounts payable and accrued expenses	(5,981)
Current portion of accrued facility leases	(12,699)
Accrued acquisition-related fees	(7,083)
Deferred revenue	(8,400)
Long-term facility leases, net of current portion	(42,057)
Other liabilities	(288)

Total liabilities assumed	(76,508)

Net assets acquired	$224,380

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

	$41,740

Acquisition of MedRemote

On May 12, 2005, the Company acquired all of the outstanding capital stock of MedRemote, a Company that provides Web-based transcription processing and workflow systems that leverage speech recognition and integrate with existing healthcare information systems, for approximately $13.7 million. The purchase price consisted of $7.2 million in cash including transaction costs, and 1,544,309 shares of common stock valued at $6.5 million. The merger is a non-taxable event. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The following table summarizes the final allocation of the purchase price (in thousands):

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

The total purchase price of approximately $36.1 million included an initial payment of $17.5 million paid at closing, a deferred payment of $17.5 million due in February 2007, cash paid out related to the proceeds from the employees issuance of stock options totaling $0.4 million, transaction costs of $2.5 million, and the fair value of warrants issued for the purchase of up to 750,000 shares of the company’s common stock. The present value of the deferred payment of $17.5 million was included in liabilities and accreted to the stated amount through the payment date in February 2007. The acquisition was a taxable event. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The following table summarizes the final allocation of the purchase price (in thousands):

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Company’s acquisition of Phonetic, it agreed to make contingent payments of up to $35.0 million upon the achievement of certain established financial and performance targets through December 31, 2007, in accordance with the purchase agreement. The Company has notified the former shareholders of Phonetic that the performance targets for the scheduled payments for calendar 2005 and 2006, totaling $24.0 million, were not achieved. The former shareholders of Phonetic have objected to this determination. We are currently in discussions with the former shareholders of Phonetic in regards to this matter.

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
	Amount	Average Life
		(In years)

Core and completed technology	$2,150	9.5
Customer relationships	3,950	7.9
Non-compete agreements	470	5.0

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

The total purchase price of approximately $26.7 million consisted of first cash installment payment of $10.0 million paid at closing, a deferred payment of up to $16.4 million to be paid in December 2005 plus interest of 4%, and $1.3 million of transaction costs. During fiscal 2006, the Company paid $14.4 million of the deferred payment. As of September 30, 2006, the Company still had an outstanding purchase price payment of $2.0 million which represents proceeds withheld by the Company to satisfy claims against the former ART shareholders under the purchase agreement. During fiscal 2007, the Company agreed to pay the former ART shareholders $1.0 million and retained the remaining amount in full satisfaction of the claims made against the former ART shareholders and will be used by the Company, if necessary, to satisfy the liabilities that formed the basis of the claims against the former ART shareholders. The acquisition was a taxable event. The results of operations of the acquired business

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been included in the consolidated financial statements of the Company since the date of acquisition. The following table summarizes the final allocation of the purchase price (in thousands):

Total purchase consideration:
Cash	$25,382
Transaction costs	1,306

Total purchase consideration	$26,688

Allocation of the purchase consideration:
Current assets	$5,546
Property and equipment	769
Other assets	486
Identifiable intangible assets	9,380
Goodwill	19,064

Total assets acquired	35,245

Current liabilities	(4,266)
Long-term liabilities	(4,291)

Total liabilities assumed	(8,557)

Net assets acquired	$26,688

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

	$9,380

Acquisition of Rhetorical

On December 6, 2004, the Company acquired all of the outstanding capital stock of Rhetorical, a supplier of innovative text-to-speech solutions and tools based in Edinburgh, Scotland. With the acquisition of Rhetorical, the Company solidified its position as a leading provider of speech synthesis or text-to-speech solutions for a variety of speech-based applications. The Rhetorical acquisition further differentiated the Company’s solutions with a number of techniques, tools, and services that enhance the ability to deliver custom, dynamic voices.

The consideration consisted of 2.8 million Pounds Sterling in cash (valued at $5.4 million using foreign exchange rates as of the date of the acquisition) and 449,437 shares of the Company’s common stock valued at $1.7 million. The acquisition was a taxable event. The results of operations of the acquired business have been

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the consolidated financial statements of the Company since the date of acquisition. The following table summarizes the final allocation of the purchase price (in thousands):

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

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Core and completed technology	$490	10.0
Customer relationships — Maintenance	690	8.0
Customer relationships — License and Professional Services	100	0.3
Non-compete agreements	30	1.0

	$1,310

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable

Accounts receivable, excluding acquired unbilled accounts receivable, consisted of the following (in thousands):

	September 30,	September 30,
	2007	2006

Gross accounts receivable	$196,720	$130,985
Less — allowance for doubtful accounts	(6,155)	(4,106)
Less — reserve for distribution and reseller accounts receivable	(10,939)	(9,797)
Less — allowance for sales returns	(4,980)	(6,304)

	$174,646	$110,778

Activities in the allowance for doubtful accounts and other sales reserves were as follows (in thousands):

		Reserve for
	Allowance for	Distribution and	Allowances for
	Doubtful Accounts	Reseller	Sales Returns

Balance at September 30, 2004	$2,482	$5,900	$2,926
Additions charged to costs and expenses	1,310	—	—
Write-offs, net of recoveries	(797)	—	—
Reductions (additions) made to revenue, net	—	(102)	1,399

Balance at September 30, 2005	2,995	5,798	4,325
Additions charged to costs and expenses	1,407	—	—
Write-offs, net of recoveries	(296)	—	—
Reductions (additions) made to revenue, net	—	3,999	1,979

Balance at September 30, 2006	4,106	9,797	6,304
Additions charged to costs and expenses	2,449	—	—
Write-offs, net of recoveries	(400)	—	—
Reductions (additions) made to revenue, net	—	1,142	(1,324)

Balance at September 30, 2007	$6,155	$10,939	$4,980

Acquired unbilled accounts receivable consist of amounts established under the provisions of EITF 01-3 and relate to future expected billings of certain non-cancelable contracts which have been assumed by the Company in connection with its acquisitions. As of September 30, 2007 and 2006, the acquired unbilled accounts receivable were approximately $35.1 million and $19.7 million, respectively. The increase is primarily attributable to the acquisitions of Tegic and VoiceSignal, partially offset by the reduction of the balance existing at Dictaphone on September 30, 2007 relative to September 30, 2006.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories, net

Inventories, net of allowances, consisted of the following (in thousands):

	September 30,	September 30,
	2007	2006

Components and parts	$4,605	$3,637
Inventory at customers	2,726	2,317
Finished products	682	841

	$8,013	$6,795

Inventory at customers reflects equipment related to in-process installations of solutions of Dictaphone contracts with customers. These contracts have not been recorded to revenue as of September 30, 2007, and therefore the inventory is on the balance sheet until such time as the contract is recorded to revenue and the inventory will be expensed to cost of sales.

6.  Land, Building and Equipment, Net

Land, building and equipment, net at September 30, 2007 and 2006 were as follows (in thousands):

		September 30,	September 30,
	Useful Life	2007	2006
	(In years)

Land	—	$2,400	$2,400
Building	30	5,117	4,800
Machinery & equipment	3-5	2,532	1,605
Computers, software and equipment	3-5	47,457	30,613
Leasehold improvements	2-10	7,738	7,076
Furniture and fixtures	5	7,416	5,217
Construction in process	—	—	3,143

Subtotal		72,660	54,854
Less: Accumulated depreciation		(35,042)	(24,154)

Land, building and equipment, net		$37,618	$30,700

Depreciation expense, associated with building and equipment, for fiscal 2007, 2006 and 2005 was $12.1 million, $8.4 million and $5.0 million, respectively. Construction in progress as of September 30, 2006 was related to the capitalization of internal costs associated with various projects relating to financial systems.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for fiscal years 2007 and 2006, are as follows (in thousands):

Balance as of September 30, 2005	$458,313
Goodwill acquired	239,174
Purchase accounting adjustments	(2,547)
Effect of foreign currency translation	4,393

Balance as of September 30, 2006	699,333
Goodwill acquired	549,475
Purchase accounting adjustments	(6,566)
Effect of foreign currency translation	7,400

Balance as of September 30, 2007	$1,249,642

Goodwill adjustments recorded during fiscal 2007 primarily included $6.7 million of the utilization of acquired deferred tax assets in connection with certain of the Company’s prior acquisitions.

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

Intangible assets consist of the following (in thousands):

	September 30, 2007
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life (Years)

Customer relationships	$309,188	$44,009	$265,179	7.0
Technology and patents	134,133	43,357	90,776	5.9
Tradenames and trademarks, subject to amortization	8,602	3,245	5,357	6.5
Non-competition agreement	2,614	536	2,078	5.1

Subtotal	454,537	91,147	363,390
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$482,337	$91,147	$391,190

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fourth quarter of fiscal 2006, the Company determined it would not make additional investments to support a technology it had licensed in 2003. As a result, the Company revised its cash flow estimates related to the licensed technology and recorded an expense of $2.6 million in cost of revenue to write down the licensed technology to its net realizable value at September 30, 2006.

Amortization expense for the acquired patents, core and completed technology are included in the cost of revenue from amortization of intangible assets in the accompanying statements of operations amounted to $13.1 million, $12.9 million and $9.2 million in fiscal 2007, 2006 and 2005, respectively. Amortization expense included in operating expenses was $24.6 million, $17.2 million and $4.0 million in fiscal 2007, 2006 and 2005, respectively. Estimated amortization expense for each of the five succeeding years as of September 30, 2007, is as follows (in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2008	$19,126	$49,506	$68,632
2009	17,227	51,885	69,112
2010	15,403	45,619	61,022
2011	13,930	37,265	51,195
2012	10,139	29,887	40,026
Thereafter	14,951	58,452	73,403

Total	$90,776	$272,614	$363,390

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	September 30,
	2007	2006

Accrued compensation and benefits	$35,875	$23,294
Accrued sales and marketing incentives	4,067	4,454
Accrued professional fees	5,591	3,823
Accrued acquisition costs and liabilities	4,153	747
Income taxes payable	6,853	3,857
Accrued other	26,706	16,499

	$83,245	$52,674

9.	Deferred and Contingent Earnout Acquisition Payments

In connection with the Company’s acquisition of Phonetic in February 2005, a deferred payment of $17.5 million was due and paid in full to the former shareholders of Phonetic on February 1, 2007. Under the agreement, the Company also agreed to make maximum additional payments of $35.0 million in contingent earnout purchase price upon achievement of certain established financial and performance targets through December 31, 2007, in accordance with the purchase agreement. The Company has notified the former shareholders of Phonetic that the financial and performance targets for the scheduled payments for calendar 2005 and 2006, totaling $24.0 million, were not achieved. The former shareholders of Phonetic have objected to this determination. The Company and the former shareholders of Phonetic are discussing this matter. The Company has not recorded any obligations relative to these measures as of September 30, 2007.

In connection with the Company’s acquisition of MVC, it agreed to make contingent earnout payments of up to 1.7 million shares of the Company’s common stock upon the achievement of certain financial targets through December 31, 2008, in accordance with the purchase agreement. The Company has not recorded any obligation relative to these measures as of September 30, 2007.

In connection with the Company’s acquisition of BeVocal, it agreed to make payments pursuant to the Earnout (Note 3) of up to $65.1 million, including amounts payable to an investment banker, upon the achievement of certain financial targets through December 31, 2007, in accordance with the purchase agreement. The Company has accrued $44.2 million of this amount as of September 30, 2007 of which $41.3 million is payable in cash and $2.9 million is payable in the form of the Company’s common stock, or cash, at the Company’s option. These Earnout payments are payable in October 2008.

In connection with the Company’s acquisition of Commissure, it agreed to make contingent earnout payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years ended September 30, 2008, 2009 and 2010. The Company has not recorded any obligation relative to these measures as of September 30, 2007. Payments, if any, may be made in the form of cash, or shares of the Company’s common stock, at the sole discretion of the Company.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Credit Facilities and Debt

At September 30, 2007 and 2006, the Company had the following borrowing obligations (in thousands):

	September 30,	September 30,
	2007	2006

Expanded 2006 Credit Facility	$663,663	$353,225
2.75% Convertible Debentures (net of unamortized debt discount of $7.4 million)	242,634	—
Obligations under capital leases	841	718
Other	213	—

Total long-term debt	907,351	353,943
Less: current portion	7,430	3,953

Non-current portion of long-term debt	$899,921	$349,990

2.75% Convertible Debentures

On August 13, 2007, the Company issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. (the “Initial Purchasers”). Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, to the Company were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require the Company to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. As of September 30, 2007, the ending unamortized deferred financing fees were $1.1 million and are included in other long-term assets in the Company’s accompanying balance sheet. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of the Company’s existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the principal of $250 million, based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined, will be paid in cash or shares of the Company’s common stock, at the Company’s election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, the Company may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require the Company to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, the Company will pay cash and shares of its common stock (or, at its election, cash in lieu of some or all of such common stock), if any. If the Company undergoes a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require the Company to repurchase all or

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2007, no conversion triggers were met. If the conversion triggers were met, the Company could be required to repay all or some of the principal amount in cash prior to the maturity date.

Expanded 2006 Credit Facility

The Company has entered into a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Expanded 2006 Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of September 30, 2007, $663.7 million remained outstanding under the term loans and there were $17.4 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Expanded 2006 Credit Facility contains covenants, including, among other things, covenants that restrict the ability of the Company and its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2007, the Company was in compliance with the covenants under the Expanded 2006 Credit Facility.

Borrowings under the Expanded 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at the Company’s option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Expanded 2006 Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on our leverage ratio. The applicable margin for revolving loan borrowings, under the Expanded 2006 Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon the Company’s leverage ratio. As of September 30, 2007, the Company’s applicable margin for term loan was 0.75% for base rate borrowings and 2.00% for LIBOR-based borrowings. The Company is required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon its leverage ratio. As of September 30, 2007, the commitment fee rate was 0.375% and the interest rate was 7.13%.

The Company capitalized debt issuance costs related to the Expanded 2006 Credit Facility and is amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of September 30, 2007, the ending unamortized deferred financing fees were $12.3 million and are included in other assets in the Company’s accompanying balance sheet.

The credit facility is subject to repayment in four equal quarterly installments of 1% per annum ($6.7 million per year, not including interest, which is also payable quarterly), and an annual excess cash flow sweep, as defined in the Expanded 2006 Credit Facility, which is first payable beginning in the first quarter of fiscal 2008, based on the excess cash flow generated in fiscal 2007. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that the Company may make, will be repaid

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (in thousands):

Year Ending September 30,	Amount

2008	$6,700
2009	6,700
2010	6,700
2011	6,700
2012	6,700
Thereafter	630,163

Total	$663,663

The Company’s obligations under the Expanded 2006 Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of its existing and future direct and indirect wholly-owned domestic subsidiaries. The Expanded 2006 Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of the Company’s domestic subsidiaries and 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of first-tier foreign subsidiaries, all material tangible and intangible assets of the Company and the guarantors, and any present and future intercompany debt. The Expanded 2006 Credit Facility also contains provisions for mandatory prepayments of outstanding term loans upon receipt of the following, and subject to certain exceptions: 100% of net cash proceeds from asset sales, 100% of net cash proceeds from issuance or incurrence of debt, and 100% of extraordinary receipts. The Company may voluntarily prepay borrowings under the Expanded 2006 Credit Facility without premium or penalty other than breakage costs, as defined with respect to LIBOR-based loans.

As noted above, beginning in the first quarter of fiscal 2008, the Company may be required to annually repay a portion of the outstanding principal under the Expanded 2006 Credit Facility in accordance with the excess cash flow sweep provision, as defined in the Expanded 2006 Credit Facility. There is no required payment in the first fiscal quarter of fiscal 2008 under the excess cash flow sweep provision of the Expanded 2006 Credit Facility.

11.	Financial Instruments and Hedging Activities

On March 31, 2006, the Company entered into a three-year interest rate swap with a notional value of $100 million (the “Interest Rate Swap”). The Interest Rate Swap was entered into as a partial hedge of the Expanded 2006 Credit Facility to effectively change the characteristics of the interest rate without actually changing the debt instrument. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. At its inception, the Company formally documented the hedging relationship and has determined that the hedge is perfectly effective and designated it as a cash flow hedge of a portion of the 2006 Credit Facility as defined by SFAS 133. The Interest Rate Swap will hedge the variability of the cash flows caused by changes in U.S. dollar LIBOR interest rates. The swap is marked to market at each reporting date. The fair value of the Interest Rate Swap at September 30, 2007 and September 30, 2006 was $0.9 million and $0.6 million, respectively, which was included in other liabilities. Changes in the fair value of the cash flow hedge derivative are reported in stockholders’ equity as a component of accumulated other comprehensive loss.

12.	Accrued Business Combination Costs

In connection with certain of the Company’s acquisitions, notably the acquisitions of SpeechWorks International, Inc. in August 2003 and Former Nuance in September 2005, the Company has assumed obligations relating to certain leased facilities expiring in 2016 and 2012, respectively, that were abandoned by the acquired

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies prior to the acquisition date. The fair value of the obligations, net of estimated sublease income, are recognized as liabilities assumed by the Company and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill. The net payments have been discounted in calculating the fair value of the obligation as of the date of acquisition, and the discount is being accreted through expected maturity. Cash payments net of sublease receipts are presented as cash used in financing activities in the consolidated statements of cash flows. As of September 30, 2007, the total gross payments due from the Company to the landlords of the facilities are $76.5 million. This is reduced by $20.0 million of sublease income and a $4.6 million present value discount.

Additionally, the Company has implemented restructuring plans to eliminate duplicate facilities, personnel or assets in connection with the business combinations. In accordance with EITF 95-3, costs such as these are recognized as liabilities assumed by the Company, and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill. As of September 30, 2007, total gross payments due from the Company to the landlords of the facilities are $3.4 million. This is reduced by $0.8 million of sublease income. The gross value of the lease exit costs will be paid through fiscal 2009. These gross payment obligations are included in the commitments disclosed in Note 17.

The components of these accrued business combination costs are as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2005	$69,863	$2,136	$71,999
Charged to goodwill	802	1,721	2,523
Charged to interest expense	2,332	—	2,332
Payments, net of sublease receipts	(13,776)	(3,013)	(16,789)

Balance at September 30, 2006	59,221	844	60,065
Charged to goodwill	542	1,484	2,026
Charged to interest expense	1,889	—	1,889
Payments, net of sublease receipts	(12,412)	(1,549)	(13,961)

Balance at September 30, 2007	$49,240	$779	$50,019

	September 30,	September 30,
	2007	2006

Reported as:
Current	$14,547	$14,810
Long-term	35,472	45,255

Total	$50,019	$60,065

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2005

In fiscal 2005, the Company incurred restructuring charges of $7.2 million. In the first quarter of fiscal 2005, a plan of restructuring relating to the elimination of ten employees was enacted. In June 2005, the Company initiated the process of consolidating certain operations into its new corporate headquarters facility in Burlington, Massachusetts. In addition, at various times during the third fiscal quarter, the Company committed to pursuing the closure and consolidation of certain other domestic and international facilities. As a result of these initiatives, the Company recorded restructuring charges in its third fiscal quarter totaling approximately $2.1 million. In September 2005, in connection with the acquisition of Former Nuance, the Company committed to a plan of restructuring of certain of its personnel and facilities. Under this plan of restructuring, the Company accrued $2.5 million relating to the elimination of approximately 40 personnel, mainly in research and development and sales and marketing. Additionally, certain of its facilities were selected to be closed, resulting in an accrual of $2.0 million for future committed facility lease payments, net of assumed sublease income, and $0.2 in property and equipment were written off. The restructuring charge taken in the fourth quarter of fiscal 2005 was related to the Company’s historic personnel and facilities. Any personnel or facilities-related restructuring activities in connection with the acquisition of Former Nuance were accrued as assumed liabilities in purchase accounting.

The following table sets forth the fiscal 2007, 2006 and 2005 accrual activity relating to restructuring and other charges (in thousands):

			Asset
	Personnel	Facilities	Impairment	Total

Balance at September 30, 2004	$406	$168	$—	$574
Restructuring and other charges	2,928	4,083	212	7,223
Non-cash write-off	—	—	(212)	(212)
Cash payments	(1,548)	(232)	—	(1,780)

Balance at September 30, 2005	1,786	4,019	—	5,805
Restructuring and other charges (credits)	(52)	(1,181)	—	(1,233)
Cash payments	(1,360)	(2,308)	—	(3,668)

Balance at September 30, 2006	374	530	—	904
Restructuring and other charges (credits)	(38)	(16)	—	(54)
Cash payments	(28)	(514)	—	(542)

Balance at September 30, 2007	$308	$—	$—	$308

14.	Supplemental Cash Flow Information

Cash paid for Interest and Income Taxes:

During fiscal 2007, 2006 and 2005, the Company made cash payments for interest totaling $31.4 million, $13.8 million and $0.6 million, respectively.

During fiscal 2007, 2006 and 2005, total net cash paid (refunds) for income taxes were $3.5 million, $3.4 million and $(0.7) million, respectively.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non Cash Investing and Financing Activities:

During fiscal 2007, 2006 and 2005, the Company issued shares of its common stock in connection with several of its acquisitions, including shares held in escrow for certain acquisitions (dollars in thousands):

		Shares of Common Stock
	Date of Acquisition	Issued	Value of Shares

Commissure(a)	September 28, 2007	1,369,731	$26,696
VoiceSignal	August 24, 2007	5,836,506	$90,851
BeVocal(a)	April 24, 2007	8,204,436	$122,738
MVC	December 29, 2006	784,266	$8,300
Former Nuance	September 15, 2005	28,860,031	$117,916
MedRemote	May 12, 2005	1,544,228	$6,500
Rhetorical	December 6, 2004	449,437	$1,672

(a)	The value assumes that the escrow shares would be valued at the same price as the shares initially accounted for. This value may increase or decrease at the actual time of accounting recognition.

In January 2006, the Company issued 4,587,334 shares of its common stock valued at $27.5 million upon conversion of a $27.5 million convertible debenture originally issued on January 30, 2003 in connection with the Company’s acquisition of certain assets from Royal Philips Electronics Speech Processing Technology and Voice Control business unit.

In June 2005, in connection with the acquisition of Phonetic, the Company issued warrants for the purchase of up to 750,000 shares of its common stock, these warrants were valued at $0.4 million.

15.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 shares as Series B Preferred Stock. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock. Other than the 3,562,238 shares of Series B Preferred Stock that are issued and outstanding, there are no other shares of preferred stock issued or outstanding as of September 30, 2007 or 2006.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

On March 22, 2007, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 280,000,000 shares to 560,000,000 shares.

The Company has historically issued shares of its common stock in connection with several of its acquisitions (Note 14).

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

Common Stock Warrants

In fiscal 2005, the Company issued several warrants for the purchase of its common stock. Warrants were issued to Warburg Pincus as described above. Additionally, on November 15, 2004, in connection with the acquisition of Phonetic, the Company issued unvested warrants to purchase 750,000 shares of its common stock at an exercise price of $4.46 per share that will vest, if at all, upon the achievement of certain performance targets. Based on the Company’s assessment of the results relative to the financial and performance measures, warrants to purchase 500,000 shares of common stock have not vested; warrants to purchase 250,000 shares of common stock still may vest depending on future performance. The former shareholders of Phonetic have objected to this assessment. The Company and the former shareholders of Phonetic are discussing this matter. The warrants provide the holder with the option to exercise the warrants on a net, or cashless, basis. The initial valuation of the warrants occurred upon closing of the Phonetic acquisition on February 1, 2005, and was treated as purchase consideration in accordance with EITF 97-8, “Accounting for Contingent Consideration Issued in a Purchase Business Combination.”

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants have a six-year life and an exercise price of $4.94. The warrants provide the holder with the option to exercise the warrants on a net, or cashless, basis.

In connection with the acquisition of SpeechWorks in 2003, the Company issued a warrant to its investment banker, expiring on August 11, 2011, for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $3.98 per share. The warrant provides the holder with the option to exercise the warrants on a net, or cashless, basis. The warrant became exercisable on August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model. In October 2006, the warrant was exercised to purchase 125,620 shares of the Company’s common stock. The holder of the warrant elected a cashless exercise resulting in a net issuance of 75,623 shares of the Company’s common stock. As of September 30, 2007, a warrant to purchase 24,380 shares of the Company’s common stock remains outstanding.

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

16.	Share-Based Payment

The Company adopted SFAS 123 (revised 2004), “Share-Based Payment,” effective October 1, 2005. The Company has several equity instruments that are required to be evaluated under SFAS 123R, including: stock option plans, an employee stock purchase plan, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”). The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.” SFAS 123R requires the recognition of the fair value of share-based payments as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period of the individual grantees, which generally equals the vesting period. Based on the provisions of SFAS 123R the Company’s share-based payments awards are accounted for as equity instruments. Prior to October 1, 2005, the Company followed APB 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for share-based payment. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption, as well as to the future vesting of awards granted and not vested as of the date of adoption. The amounts included in the consolidated statements of operations relating to share-based payments are as follows (in thousands):

	2007	2006	2005

Cost of product and licensing	$18	$88	$10
Cost of professional services, subscription and hosting	3,816	1,873	107
Cost of maintenance and support	966	525	15
Research and development	7,160	4,578	241
Selling and marketing	20,293	7,332	872
General and administrative	15,882	7,471	1,751
Cumulative effect of accounting change	—	672	—

	$48,135	$22,539	$2,996

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

Stock Options

The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted stock options to purchase the Company’s common stock generally at the fair market value. The Company’s plans do not allow for options to be granted at below fair market value nor can they be re-priced at anytime. Options granted under original plans of the Company become exercisable over various periods, typically two to four years and have a maximum term of 7 years. The Company also assumed option plans in connection with its acquisitions of Former Nuance, BeVocal and VoiceSignal. These stock options are governed by the original agreements that they were issued under, but are now exercisable for shares of the Company. No further stock options may be issued under these assumed option plans. At September 30, 2007, 29,432,673 shares were authorized for grant under the Company’s stock option plans, of which 4,383,151 shares were available for future

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant. All stock options have been granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant. Stock option activity was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)

Outstanding at September 30, 2004	16,794,938	$4.14
Assumed in acquisition of Former Nuance	9,379,433	$3.87
Granted	4,534,050	$4.30
Exercised	(1,655,074)	$2.94
Forfeited	(1,938,498)	$4.74

Outstanding at September 30, 2005	27,114,849	$4.10
Granted	3,417,064	$8.59
Exercised	(7,582,650)	$3.79
Forfeited	(1,138,454)	$4.53
Expired	(1,156,726)	$6.54

Outstanding at September 30, 2006	20,654,083	$4.80
Assumed in acquisitions of BeVocal and VoiceSignal	795,994	$4.14
Granted	3,183,450	$14.14
Exercised	(5,742,274)	$4.32
Forfeited	(555,724)	$7.57
Expired	(94,807)	$3.23

Outstanding at September 30, 2007	18,240,722	$6.48	5.2 years	$234.1 million

Exercisable at September 30, 2007	11,017,997	$4.34	4.7 years	$164.9 million

Exercisable at September 30, 2006	13,026,514

Exercisable at September 30, 2005	17,709,565

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on September 30, 2007 ($19.31) and the exercise price of the underlying options.

As of September 30, 2007, the total unamortized fair value of stock options was $38.6 million with a weighted average remaining recognition period of 2.4 years. A summary of weighted-average grant-date fair value and intrinsic value of stock options exercised are as follows:

	2007	2006	2005

Weighted-average grant-date fair value per share	$7.69	$4.52	$1.87
Total intrinsic value of stock options exercised (in millions)	$62.85	$36.67	$3.34

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the stock options granted during fiscal 2007 and 2006 were calculated using the following weighted-average assumptions:

	2007	2006

Dividend yield	0.0%	0.0%
Expected volatility	49.7%	60.9%
Average risk-free interest rate	4.6%	4.8%
Expected term (in years)	3.9	4.3

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the historical implied volatility from traded options with a term of 180 days or greater. The risk-free interest rate is derived from the average U.S. Treasury STRIPS rate in effect at the time of grant, commensurate with the expected life of the instrument. Upon the adoption of SFAS 123R, the Company used the simplified method provided for under SAB 107, which averages the contractual term of the Company’s options (7.0 years) with the vesting term (2.2 years). Beginning in the fourth quarter of 2006 the Company estimated the expected life based on the historical exercise behavior.

Restricted Awards

The Company is authorized to issue equity incentive awards in the form of Restricted Awards, including Restricted Units and Restricted Stock, which are individually discussed below. Unvested Restricted Awards may not be sold, transferred or assigned. The fair value of the Restricted Awards is measured based upon the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share of the awards. The Restricted Awards generally are subject to vesting of a period of one to three years, and may have opportunities for acceleration for achievement of defined goals. Beginning in fiscal 2006, the Company began to issue certain Restricted Awards with vesting solely dependent on the achievement of specified performance targets. The fair value of the Restricted Awards is amortized to expense over its applicable vesting period using the straight-line method. In the event that the employees’ employment with the Company terminates, or in the case of awards with only performance goals those goals are not met, any unvested share shall be forfeited and revert to the Company.

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
	Number of Shares	Average	Aggregate
	Underlying	Remaining	Intrinsic
	Restricted Units	Contractual Term	Value(1)

Outstanding at September 30, 2004	387,009
Granted	580,643
Released	(101,543)
Forfeited	(16,658)

Outstanding at September 30, 2005	849,451
Granted	2,473,223
Released	(471,462)
Forfeited	(101,158)

Outstanding at September 30, 2006	2,750,054
Granted	5,475,923
Released	(943,569)
Forfeited	(473,608)

Outstanding at September 30, 2007	6,808,800	1.6 years	$132.5 million

Vested and expected to vest	5,191,714	1.6 years	$100.1 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on September 30, 2007 ($19.31) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of September 30, 2007, unearned share-based payments expense related to unvested Restricted Units is $67.7 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.9 years. 33.3% of the Restricted Units outstanding as of September 30, 2007 are subject to performance vesting acceleration conditions. A summary of weighted-average grant-date fair value and intrinsic value of Restricted Units vested are as follows:

	2007	2006	2005

Weighted-average grant-date fair value per share	$14.73	$9.15	$4.67
Total intrinsic value of shares vested (in millions)	$13.40	$3.97	$0.46

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock is included in the issued and outstanding common stock in these financial statements at date of grant. The table below summarizes activity relating to Restricted Stock:

	Number of
	Shares	Weighted
	Underlying	Average Grant
	Restricted	Date Fair
	Stock	Value

Outstanding at September 30, 2004	1,098,558	$4.91
Granted	446,663	$3.79
Vested	(215,947)	$4.12
Forfeited	(203,571)	$5.17

Outstanding at September 30, 2005	1,125,703	$4.60
Granted	745,145	$7.63
Vested	(311,671)	$5.22
Forfeited	(11,836)	$3.89

Outstanding at September 30, 2006	1,547,341	$5.93
Granted	17,421	$8.75
Vested	(368,860)	$5.29
Forfeited	—	$—

Outstanding at September 30, 2007	1,195,902	$6.17

The purchase price for vested Restricted Stock is $0.001 per share. As of September 30, 2007, unearned share-based payments expense related to unvested Restricted Stock is $2.0 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 1.2 years. 45.8% of the Restricted Stock outstanding as of September 30, 2007 are subject to performance vesting acceleration conditions. A summary of weighted-average grant-date fair value and intrinsic value of Restricted Stock vested are as follows:

	2007	2006	2005

Weighted-average grant-date fair value per share	$8.75	$7.63	$3.79
Total intrinsic value of shares vested (in millions)	$5.60	$2.24	$0.96

The Company has historically repurchased common stock upon its employees’ vesting in the Restricted Stock, and cancelled and paid a portion of the employees’ vested Restricted Units. This has been done in order to allow the employees to cover their tax liability as a result of the Restricted Awards having vested. Assuming that one-third of all Restricted Awards outstanding as of September 30, 2007, such amount approximating a tax rate of its employees, and based on the weighted average recognition period of 1.8 years, were repurchased or cancelled the Company would have an obligation to pay cash relating to approximately 1.2 million shares during the twelve month period ending September 30, 2008. During fiscal 2007, the Company paid cash of $4.8 million relating to 323,854 shares to cover its employees’ tax obligations related to vesting of Restricted Awards.

1995 Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on March 31, 2006, authorizes the issuance of a maximum of 3,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Compensation expense for the employee

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock purchase plan is recognized in accordance with SFAS 123R. At September 30, 2007, 370,053 shares were reserved for future issuance. During fiscal 2007, 2006, and 2005, the Company issued 640,777, 419,561 and 385,265 shares of common stock under this plan, respectively. The weighted average fair value of all purchase rights granted in fiscal 2007, 2006 and 2005, were $4.51, $2.62 and $1.29. Compensation expense related to the employee stock purchase plan was $2.2 million, $1.1 million and $0.4 million for the fiscal years ended 2007, 2006 and 2005, respectively.

The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions which were derived in a manner similar to those discussed above relative to stock options:

	2007	2006	2005

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	44.7%	55.1%	52.3%
Average risk-free interest rate	4.7%	5.0%	3.2%
Expected term (in years)	0.5	0.5	0.4

17.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for office space around the world. In connection with many of its acquisitions the Company assumed facility lease obligations. Among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 12). Additionally, certain of the Company’s lease obligations have been included in various restructuring charges (Note 13). The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of September 30, 2007 (in thousands):

	Operating	Leases Under	Other Contractual
Year Ending September 30,	Leases	Restructuring	Obligations Assumed	Total

2008	$11,196	$1,970	$12,780	$25,946
2009	11,887	1,758	13,203	26,848
2010	10,263	591	13,639	24,493
2011	9,439	610	14,172	24,221
2012	8,402	629	12,661	21,692
Thereafter	41,566	374	10,093	52,033

Total	$92,753	$5,932	$76,548	$175,233

At September 30, 2007, the Company has subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms is $24.2 million and ranges from approximately $3.6 million to $3.8 million on an annual basis through February 2016.

Total rent expense charged to operations was approximately $9.3 million, $7.2 million and $7.4 million for the years ended September 30, 2007, 2006 and 2005, respectively.

In connection with certain of its acquisitions, the Company assumed certain financial guarantees that the acquired companies had committed to the landlords. As of September 30, 2007, the total outstanding financial guarantees related to real estate were $17.4 million and are secured by letters of credit issued under the Expanded 2006 Credit Facility.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 9, 2007, Autotext Technologies, a subsidiary of Acacia Research, filed an action against the Company in the United States District Court for the Northern District of Ohio. The complaint alleges that the Company’s T9 Predictive Text software infringes U.S. Patent No. 5,305,205 entitled “Computer-assisted transcription apparatus.” The patent generally relates to a predictive word processing system, where a list of word choices is presented when a user inputs just a few letters of a word. Damages are sought in an unspecified amount. Because the complaint was only filed recently, the Company has not yet been able to assess the merits of the claim or identify the defenses available to it.

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

On November 27, 2002, AllVoice Computing plc (“AllVoice”) filed an action against the Company in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed” (the ‘“273 Patent”). The ‘273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology field, the Company believes that its products do not infringe the ‘273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. The United States District Court for the Southern District of Texas entered summary judgment against AllVoice and dismissed all claims against the Company on February 21, 2006. AllVoice filed a notice of appeal from this judgment on April 26, 2006. On October 12, 2007, the U.S. Court of Appeals for the Federal Circuit reversed and remanded the summary judgment. The Company believes these claims have no merit and intends to defend the action vigorously.

In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased Former Nuance stock between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of the Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement is subject to a number of conditions, including approval of the Court. The settlement is not expected to have any material impact upon the Company, as payments, if any, are expected to be made by insurance carriers, rather than by the Company. In July 2004, the underwriters filed a motion opposing approval by the court of the settlement among the plaintiffs, issuers and insurers. In March 2005, the court granted preliminary approval of the settlement, subject to the parties agreeing to modify the term of the settlement which limits each underwriter from seeking contribution against its issuer for damages it may be forced to pay in the action. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement. The court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The settlement remains subject to a number of conditions, including final court approval. In the event the settlement is not concluded, the Company intends to defend the litigation vigorously. The Company believes it has meritorious defenses to the claims against Former Nuance. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. The plaintiffs are due to submit amended complaints and the issue of a new class definition for certification will be heard. In the meantime, the issuer defendants are working to reinstate the settlement agreement with the plaintiffs on substantially the same terms.

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

The Company has entered into agreements to indemnify its directors and officers to the fullest extent authorized or permitted under applicable law. These agreements, among other things, provide for the indemnification of its directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by any such person in his or her capacity as a director or officer of the Company, whether or not such person is acting or serving in any such capacity at the time any liability or expense is incurred for which indemnification can be provided under the agreements. In connection with the terms of certain of its acquisitions that have been consummated, the Company is required to indemnify the former members of the boards of directors of those companies, on similar terms as described above, for a period of six years from the acquisition date. In certain cases the Company has been required to, under the terms of the sale and purchase agreements, purchase director and officer insurance policies related to these obligations, which fully cover the six year periods. In connection with the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of SpeechWorks, the Company indemnified the former members of the SpeechWorks board of directors for a period of six years from the acquisition date, and purchased a director and officer policy that covered a period of three years from the acquisition date. To the extent that the Company does not purchase a director and officer insurance policy for the full period of any contractual indemnification, it would be required to pay for costs incurred, if any, as described above.

At September 30, 2007, the Company has $4.2 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders currently scheduled in its backlog.

18.	Pension and Other Post-Retirement Benefits

Defined Contribution Plan

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective July 1, 2003, Company match of employee’s contributions was established, dollar for dollar up to 2% of salary. Employees who were hired prior to April 1, 2004 are 100% vested into the plan as soon as they start to contribute to the plan. Employees hired April 1, 2004 and thereafter, vest one-third of the contribution annually over a three-year period. The Company’s contributions to the 401(k) Plan totaled $1.8 million, $1.1 million and $0.7 million for fiscal 2007, 2006 and 2005, respectively.

Adoption of SFAS 158

On September 30, 2007, the Company adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 amended SFAS 87, “Employers’ Accounting for Pensions,” SFAS 106, “Employers’ Accounting for Post Retirement Benefits,” and SFAS 132(R), “Employers’ Disclosures About Pension and Other Postretirement Benefits.” SFAS 158 requires companies to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures.

In accordance with the provisions set forth in SFAS 158, the Company recognized the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of the Company’s postretirement benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, both of which were previously netted against the plans’ funded status in the Company’s consolidated balance sheet pursuant to the provisions of SFAS 87, “Employers’ Accounting for Pensions.” These amounts will be subsequently recognized as net periodic pension expense.

The effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at September 30, 2007 are presented in the following table (in thousands):

	Before Application		After Application of
	of SFAS 158	Adjustment	SFAS 158

Other assets	$72,169	$552	$72,721
Accrued expenses	83,158	87	83,245
Other liabilities	66,746	(3,585)	63,161
Accumulated other comprehensive income	10,929	4,050	14,979

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Pension Plans and Other Post-Retirement Benefit Plan

In connection with the acquisition of Dictaphone, the Company assumed the assets and obligations related to its defined benefit pension plans, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. These two pension plans are closed to new participants. The Company also assumed a post-retirement health care and life insurance benefit plan, which is closed to new participants and provides certain post-retirement health care and life insurance benefits, as well as a fixed subsidy for qualified former employees in the United States and Canada.

The following table shows the changes in fiscal 2007 and 2006 in the projected benefit obligation, plan assets and funded status of the defined benefit pension plans and the other post-retirement benefit plan (in thousands):

	Pension Benefits		Other Post-Retirement Benefits
	2007	2006	2007	2006

Change in Benefit Obligations:
Benefit obligation at beginning of period	$24,157	$—	$1,374	$—
Benefit obligation assumed in connection with the acquisition of Dictaphone	—	22,537	—	1,309
Service cost	77	148	105	50
Interest cost	1,231	589	77	35
Plan participants’ contributions	22	18	—	—
Curtailments	(128)	—	—
Actuarial loss (gain)	(2,573)	(85)	(695)	6
Expenses paid	(2)	(91)	—	—
Currency exchange rate changes	2,222	1,633	—	—
Benefits paid	(1,265)	(592)	(152)	(26)

Benefit obligation at end of period	23,741	24,157	709	1,374

Change in Plan Assets:
Fair value of plan assets, beginning of period	18,713	—	—	—
Plan assets acquired in connection with the acquisition of Dictaphone	—	17,397	—	—
Actual return on plan assets	2,208	252	—	—
Employer contribution	1,643	544	152	26
Plan participants’ contribution	22	18	—	—
Expenses paid	(2)	(91)	—	—
Currency exchange rate changes	2,047	1,185	—	—
Benefits paid	(1,265)	(592)	(152)	(26)

Fair value of plan assets, end of period	23,366	18,713	—	—

Funded status at end of period	$(375)	$(5,444)	$(709)	$(1,374)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts recognized in the Company’s consolidated balance sheets consisted of the following (in thousands):

			Other Post-Retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Other assets	$3,221	$2,276	$—	$—
Current liabilities	—	—	(87)	—
Other liabilities	(3,596)	(7,450)	(622)	(1,368)

Net liability recognized	$(375)	$(5,174)	$(709)	$(1,368)

The amounts recognized in accumulated other comprehensive loss as of September 30, 2007 consisted of the following (in thousands):

		Other Post-Retirement
	Pension Benefits	Benefits

Prior service cost	$—	$71
Actuarial gain	3,361	618

Total amount recognized in accumulated other comprehensive loss	$3,361	$689

The following represents the amounts included in accumulated other comprehensive loss on the consolidated balance sheet as of September 30, 2007, that the Company expects to recognize in earning during fiscal 2008 (in thousands):

		Other Post-
		Retirement
	Pension Benefits	Benefits

Prior service cost	$—	$5
Actuarial gain	263	41

The accumulated benefit obligations for the two defined benefit pension plans was $23.7 million at September 30, 2007.

Included in the table below are the amounts relating to the Company’s UK pension plan and other post retirement benefits plan which have accumulated benefit obligations and projected benefit obligations in excess of plan assets (in thousands):

			Other Post-Retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Aggregate projected benefit obligations	$20,430	$21,022	$—	$—
Aggregate accumulated benefit obligations	20,430	20,848	709	1,374
Aggregate fair value of plan assets	16,834	13,458	—	—

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost of the benefit plans were as follows (in thousands):

			Other Post-Retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Service cost	$77	$148	$105	$50
Interest cost	1,231	589	77	35
Expected return on plan assets	(1,268)	(605)	—	—
Amortization of unrecognized gain	13	—	—	—

Net periodic pension cost	$53	$132	$182	$85

Plan Assumptions:

Weighted-average assumptions used in developing the benefit obligations and net periodic benefit cost for the plans were as follows:

			Other Post-Retirement
	Pension Benefits		Benefits
	2007	2006	2007		2006

Discount rate	5.6%	5.0%	6.3%		5.5%
Average compensation increase	4.0%	4.0%	N/A	(1)	N/A	(1)
Expected rate of return on plan assets	6.5%	6.7%	N/A	(2)	N/A	(2)

(1)	Rate of compensation increase is not applicable to the Company’s other benefits as compensation levels do not impact earned benefits.

(2)	Expected return on plan assets is not applicable to the Company’s other benefit plan as the plan is unfunded.

Because the benefit provided to retirees under the other postretirement benefit plan consists of a fixed subsidy, no health care cost trend is assumed in the measurement of the post-retirement benefit obligations and net periodic benefit costs.

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

Assets Allocation and Investment Strategy:

The percentages of the fair value of plan assets actually allocated and targeted for allocation, by asset category, at September 30, 2007 and September 30, 2006, were as follows:

	Actual		Target
Asset Category	2007	2006	2007	2006

Equity securities	63.2%	63.1%	57.2%	57.0%
Debt securities	36.8%	36.9%	42.8%	43.0%

Total	100.0%	100.0%	100.0%	100.0%

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investment goal for pension plan assets is designed to provides as much assurance as is possible, in the Company’s opinion, that the pension assets are available to pay benefits as they come due and minimize market risk. The expected long-term rate of return for the plan assets is 6.3% for the UK pension plan and 7.0% for the Canadian pension plan.

Employer Contributions:

The Company expects to contribute $1.8 million to its pension plans in fiscal 2008. Included in this contribution is a minimum funding requirement associated with its UK pension which requires annual minimum payment of £859,900 (approximately $1.8 million based on the exchange rate at September 30, 2007) for each of the next 4 years until fiscal 2011. Its other post-retirement benefits plan is a non-funded plan, and cash contributions are made each year to cover claims costs incurred in that year. Total cash paid during fiscal 2007 for the post-retirement health care and life insurance benefit plan was not material, and the Company does not expect that the amount in fiscal 2008 will be material.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

		Other Post-
		retirement
Year Ending September 30,	Pension Benefits	Benefits

2008	$1,371	$87
2009	1,400	91
2010	1,431	82
2011	1,462	68
2012	1,514	63
Thereafter	8,161	228

Total	$15,339	$619

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Income Taxes

The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005

Current:
Federal	$1,849	$334	$269
Foreign	2,705	1,579	(33)
State	3,880	4,420	1,526

	8,434	6,333	1,762

Deferred:
Federal	11,421	7,638	4,682
Foreign	1,611	1,002	(342)
State	1,036	171	710

	14,068	8,811	5,050

Provision for income taxes	$22,502	$15,144	$6,812

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005

Domestic income (loss)	$(1,888)	$(16,318)	$5,586
Foreign income (loss)	10,375	9,247	(4,191)

Income (losses) before income taxes	$8,487	$(7,071)	$1,395

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	September 30,	September 30,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$270,060	$247,337
Federal and state credit carryforwards	27,320	24,685
Capitalized start-up and development costs	26,845	8,069
Accrued expenses and other reserves	62,340	34,505
Deferred revenue	21,476	53,454
Deferred compensation	13,168	4,418
Depreciation	3,044	1,547
Other	16,051	1,050

Total deferred tax assets	440,304	375,065
Valuation allowance for deferred tax assets	(326,699)	(329,722)

Net deferred tax assets	113,605	45,343
Deferred tax liabilities:
Acquired intangibles	(139,199)	(64,848)

Net deferred tax liabilities	$(25,594)	$(19,505)

Reported as:
Current deferred tax assets	$444	$421
Long-term deferred tax liabilities	(26,038)	(19,926)

Net deferred tax liabilities	$(25,594)	$(19,505)

At September 30, 2007 and 2006, the Company had United States federal net operating loss carryforwards of $705.2 million and $602.0 million, respectively, of which $100.9 million and $24.6 million, respectively, relate to tax deductions from share-based payments. At September 30, 2007 and 2006, the Company had state net operating loss carryforwards of $92.0 million and $84.7 million, respectively. At September 30, 2007, the Company had federal and state research and development carryforwards of $16.6 million and $9.6 million, respectively. At September 30, 2006, the Company had federal and state research and development credit carryforwards of $16.3 million and $9.6 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2009 and extending through 2026, if not utilized.

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

As of September 30, 2007, the Company’s valuation allowance for U.S. net deferred tax assets totaled $298.5 million, which consists of the beginning of the year allowance of $330.0 million and 2007 charges (benefits) of $10.3 million to income from operations and $0.4 million to other comprehensive income. A portion of the deferred tax liabilities are created by goodwill, and are not allowed as an offset to deferred tax assets for purposes of determining the amount of valuation allowance required. Following the adoption of SFAS 142, deferred tax liabilities resulting from the different treatment of goodwill for book and tax purposes cannot offset deferred tax assets in determining the valuation allowance. As a result, a deferred tax provision is required to increase the Company’s valuation allowance.

The valuation allowance reduces the carrying value of the deferred tax assets generated by foreign tax credits, reserves and accruals and net operating loss (“NOL”) carryforwards, which would require sufficient future ordinary income in order to realize the tax benefits. If the Company generates taxable income through profitable operations in future years it may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and share-based payments. The valuation allowance associated with tax assets arising in connection with share-based payments of $18.8 million and $8.7 million as of September 30, 2007 and 2006, respectively, will be accounted for as additional paid in capital. The valuation allowance associated with tax assets arising from business combinations of $180.7 million and $264.3 million as of September 30, 2007 and 2006, respectively, when released, will reduce goodwill, other intangible assets, and to the extent remaining, the provision for income taxes.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005

Federal statutory tax rate	35.0%	35.0%	35.0%
Share-based payments	35.1	(32.1)	—
Foreign taxes	9.7	(8.2)	180.6
State tax, net of federal benefit	58.0	(40.9)	66.4
Nondeductible expenditures	6.0	(6.4)	—
Other	3.1	(4.1)	4.8
Change in valuation allowance	103.9	(159.5)	323.4
Executive compensation	20.7	—	—
Federal benefit — refundable taxes	—	—	(121.9)
Federal credits, net	(6.4)	2.0	—

	265.1%	(214.2)%	488.3%

The cumulative amount of undistributed earnings of the Company’s foreign subsidiaries amounted to, $20.7 million at September 30, 2007. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings, as such earnings have been indefinitely reinvested in the business. An estimate of the tax consequences from the repatriation of these earnings is not practicable at this time resulting from the complexities of the utilization of foreign tax credits and other tax assets.

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

Revenue, classified by the major geographic areas in which the Company’s customers are located, were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005

United States	$471,636	$288,300	$160,927
International	130,360	100,210	71,461

Total	$601,996	$388,510	$232,388

No country outside of the United States composed greater than 10% of total revenue.

The following table presents revenue information for principal product lines, which do not constitute separate segments (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005

Speech	$528,052	$316,106	$164,244
Imaging	73,944	72,404	68,144

Total	$601,996	$388,510	$232,388

The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	September 30,	September 30,
	2007	2006

United States	$1,602,370	$865,884
International	148,801	105,869

Total	$1,751,171	$971,753

21.	Pro Forma Results (Unaudited)

The following table reflects unaudited pro forma results of operations of the Company assuming that the Dictaphone, Focus, BeVocal, VoiceSignal, Tegic and Commissure acquisitions had occurred on October 1, 2005 (in thousands, except per share amounts):

	Fiscal	Fiscal
	2007	2006

Revenue	$716,270	$614,494
Net loss	$(49,597)	$(77,450)
Net loss per share	$(0.26)	$(0.43)

The Company has not furnished pro forma financial information relating to the MVC acquisition because such information is not material to the Company’s financial results. The unaudited pro forma results of operations are not

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

22.	Related Parties

A member of the Company’s Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to the Company. These services may from time-to-time include contingent fee arrangements. For the years ended September 30, 2007 and 2006, the Company paid $8.6 million and $2.9 million, respectively, to Wilson Sonsini Goodrich & Rosati for professional services provided to the Company. As of September 30, 2007 and 2006, the Company had $5.1 million and $1.9 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

23.	Subsequent Events

On November 2, 2007, the Company acquired Vocada, Inc., a provider of software and other products for managing critical medial test results. The aggregate consideration for this acquisition was approximately 900,000 shares of the Company’s common stock, including stock to be placed into escrow, in connection with certain standard representations and warranties. Additionally, a contingent earnout payment of up to an additional $21.0 million in cash or shares of common stock, at the Company’s election, based on the acquired business achieving certain performance targets through 2010.

On November 26, 2007, the Company acquired Viecore, Inc. The Viecore acquisition will expand the Company’s professional services capabilities and complements its existing partnerships. The approximate aggregate consideration for this acquisition was 5.0 million shares of the Company’s common stock, and a payment of approximately $9.5 million in cash, including 0.6 million shares of stock to be placed into escrow, in connection with certain standard representations and warranties. Additionally, in connection with this acquisition, the Company agreed to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission following the closing of the acquisition to register the shares of the common stock issued to the former Viecore stockholders. The cash paid relating to this acquisition may increase by up to $15.4 million, and the shares issued may decrease by up to 350,032 shares, based on the volume weighted average price of our common stock on the effective date of the registration statement, as more fully set forth in the merger agreement.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Quarterly Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2007
Total revenue	$133,421	$132,062	$156,639	$179,874	$601,996
Gross margin	$92,792	$87,904	$104,512	$118,847	$404,055
Net loss	$(1,235)	$(1,731)	$(7,635)	$(3,414)	$(14,015)
Net loss per share:
Basic	$(0.01)	$(0.01)	$(0.04)	$(0.02)	$(0.08)
Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)	$(0.08)
Weighted average common shares outstanding:
Basic	169,505	171,747	180,356	185,145	176,424
Diluted	169,505	171,747	180,356	185,145	176,424

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2006
Total revenue	$75,552	$71,728	$113,096	$128,134	$388,510
Gross margin	$55,415	$51,506	$76,028	$84,518	$267,467
Net loss	$(4,892)	$(1,380)	$(9,400)	$(7,215)	$(22,887)
Net loss per share:
Basic	$(0.03)	$(0.01)	$(0.06)	$(0.04)	$(0.14)
Diluted	$(0.03)	$(0.01)	$(0.06)	$(0.04)	$(0.14)
Weighted average common shares outstanding:
Basic	156,389	163,407	167,482	168,244	163,873
Diluted	156,389	163,407	167,482	168,244	163,873

The fourth quarter of fiscal 2006 included an impairment charge of $2.6 million that was recorded in order to value the purchased computer software at its net realizable value.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and,

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2007, utilizing the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The internal controls over financial reporting for the following entities, which we acquired during the fiscal year ended September 30, 2007, excluded from management’s assessment constituted approximately 4.5% of our consolidated assets as of September 30, 2007, and approximately 6.2% of our consolidated revenues for the fiscal year ended September 30, 2007.

Company	Acquisition Date

Mobile Voice Control, Inc.	December 29, 2006
BlueStar Resources Limited	March 26, 2007
BeVocal, Inc.	April 24, 2007
Tegic Communications, Inc.	August 24, 2007
Voice Signal Technologies, Inc.	August 24, 2007
Commissure Inc.	September 28, 2007

Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2007, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2007 issued by BDO Seidman, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 29, 2007	/s/ Paul A. Ricci Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 29, 2007	/s/ James R. Arnold, Jr. James R. Arnold, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 29, 2007	/s/ Steven E. Hebert Steven E. Hebert, Chief Accounting Officer (Principal Accounting Officer)

Date: November 29, 2007	/s/ Charles Berger Charles Berger, Director

Date: November 29, 2007	/s/ Robert J. Frankenberg Robert J. Frankenberg, Director

Date: November 29, 2007	/s/ Jeffrey A. Harris Jeffrey A. Harris, Director

Date: November 29, 2007	/s/ William H. Janeway William H. Janeway, Director

Date: November 29, 2007	/s/ Katharine A. Martin Katharine A. Martin, Director

Date: November 29, 2007	/s/ Mark Myers Mark Myers, Director

Date: November 29, 2007	Philip Quigley, Director

Date: November 29, 2007	/s/ Robert G. Teresi Robert G. Teresi, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Purchase Agreement, dated October 7, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.4	12/6/2002
2.2	Amendment No. 1 to Purchase Agreement, dated as of December 20, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.5	2/7/2003
2.3	Amendment No. 2 to Purchase Agreement, dated as of January 29, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.6	2/7/2003
2.4	Agreement and Plan of Reorganization, dated April 23, 2003, by and among the Registrant, Spiderman Acquisition Corporation and SpeechWorks International, Inc.	S-4	33-106184	Annex A	6/17/2003
2.5	Agreement and Plan of Merger, dated as of May 4, 2004, as amended on May 28, 2004, by and among ScanSoft, Inc., Tennis Acquisition Corporation, Telelogue, Inc., Pequot Venture Partners II, L.P., PVP II Telelogue Prom Note 2 Grantor Trust, Palisade Private Partnership II, L.P., and NJTC Venture Fund SBIC LP, Martin Hale as stockholder representative and U.S. Bank National Association as escrow agent.	8-K	0-27038	2.1	6/30/2004
2.6	Agreement and Plan of Merger, dated as of November 14, 2004, by and among ScanSoft, Write Acquisition Corporation, ART Advanced Recognition Technologies, Inc., and with respect Article I, Article VII and Article IX only, Bessemer Venture Partners VI, LP, as stockholder representative.	8-K	0-27038	2.1	11/18/2004
2.7	Agreement and Plan of Merger, dated as of November 15, 2004, by and among Phonetic Systems, LTD., Phonetics Acquisition LTD., ScanSoft, and Magnum Communications Fund L.P., as stockholder representative.	8-K	0-27038	2.2	11/18/2004
2.8	Amended and Restated Agreement and Plan of Merger, made and entered into as of February 1, 2005, and effective as of November 15, 2004, by and among ScanSoft, Phonetics Acquisition Ltd., Phonetic Systems Ltd. and Magnum Communications Fund L.P., as Shareholder Representative.	8-K	0-27038	2.1	2/7/2005

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.9	Agreement and Plan of Merger by and among ScanSoft, Nova Acquisition Corporation, Nova Acquisition LLC, and Nuance Communications, Inc., dated May 9, 2005.	8-K	0-27038	1.1	5/10/2005
2.10	Agreement and Plan of Merger by and among Nuance Communications, Inc., Phoenix Merger Sub, Inc. and Dictaphone Corporation dated as of February 7, 2006.	8-K	0-27038	2.1	2/9/2006
2.11	Stock Purchase Agreement, dated as of June 21, 2007, by and among AOL LLC, Tegic Communications, Inc. and Nuance Communications, Inc.	8-K	0-27038	2.1	6/27/2007
2.12	Agreement and Plan of Merger by and among Nuance, Vicksburg Acquisition Corporation, Voice Signal Technologies, Inc., U.S. Bank National Association, as Escrow Agent, and Stata Venture Partners, LLC, as Stockholder Representative, dated as of May 14, 2007.	8-K	0-27038	2.1	5/18/2007
2.13	Agreement and Plan of Merger by and among Nuance Communications, Inc., Beryllium Acquisition Corporation, Beryllium Acquisition LLC and BeVocal, Inc. dated as of February 21, 2007.	8-K	0-27038	2.1	2/27/2007
2.14	Share Purchase Agreement dated March 13, 2007 by and among Nuance Communications, Inc., Bethany Advisors Inc., Focus Softek India (Private) Limited and U.S. Bank National Association, as Escrow Agent.	8-K	0-27038	2.1	3/28/2007
2.15	Agreement and Plan of Merger by and among Nuance Communications, Inc., Csonka Acquisition Corporation, Csonka Acquisition LLC, Commissure Inc., U.S. Bank National Association, as escrow agent, and Michael J. Mardini, as the shareholder representative dated as of September 28, 2007.	8-K	0-27038	2.1	10/4/2007
2.16	Agreement and Plan of Merger by and among Nuance Communications, Inc., Vineyard Acquisition Corporation, Vineyard Acquisition LLC, Vocada, Inc., U.S. Bank National Association, as Escrow Agent, and John Purtell, as Stockholder Representative, dated as of October 16, 2007.	8-K	0-27038	2.1	10/22/2007

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.17	Agreement and Plan of Merger by and among Nuance Communications, Inc., Vanhalen Acquisition Corporation, Vanhalen Acquisition LLC, Viecore, Inc., U.S. Bank National Association, as Escrow Agent, and Thoma Cressey Bravo, Inc., as Stockholder Representative, dated as of October 21, 2007.	8-K	0-27038	2.1	10/25/2007
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Common Stock Purchase Warrant.	S-4	333-70603	Annex A	1/14/1999
4.3	Securities Purchase Agreement, dated March 19, 2004, by and among Xerox Imaging Systems, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., Warburg Pincus Germany Private Equity VIII K.G., and the Registrant.	10-Q	0-27038	4.1	5/10/2004
4.4	Stockholders Agreement, dated March 19, 2004, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	5/10/2004
4.5	Common Stock Purchase Warrants, dated March 15, 2004, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.3	5/10/2004

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.6	Stock Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex F	8/1/2005
4.7	Amended and Restated Stockholders Agreement, dated May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex G	8/1/2005
4.8	Common Stock Purchase Warrants, dated May 9, 2005, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4	333-125496	4.11	6/3/2005
4.9	Securities Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I. and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	8/9/2005
4.10	Indenture, dated as of August 13, 2007, between Nuance Communications, Inc. and U.S. Bank National Association, as Trustee (including form of 2.75% Convertible Subordinated Debentures due 2027).	8-K	0-27038	4.1	8/17/2007
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci.*	S-8	333-49656	4.3	11/9/2000
10.4	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan.*	S-8	333-33464	10.4	3/29/2000
10.5	1993 Incentive Stock Option Plan, as amended.*	S-1	33-100647	10.17	10/21/2002
10.6	1995 Employee Stock Purchase Plan, as amended and restated on April 27, 2000.*	14A	0-27038	Annex D	4/13/2004
10.7	Amended and Restated 1995 Directors’ Stock Option Plan, as amended.*	14A	0-27038	10.2	3/17/2005
10.8	1997 Employee Stock Option Plan, as amended.*	S-1	33-100647	10.19	10/21/2002
10.9	1998 Stock Option Plan.*	S-8	333-74343	99.1	3/12/1999
10.10	Amended and Restated 2000 Stock Option Plan.*	14A	0-27038	10.1	3/17/2005

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.11	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.12	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.13	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.14	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.15	Nuance Communications 1998 Stock Plan.*	S-8	333-128396	4.3	9/16/2005
10.16	Nuance Communications 1994 Flexible Stock Incentive Plan.*	S-8	333-128396	4.4	9/16/2005
10.17	Form of Restricted Stock Purchase Agreement.*	10-K/A	0-27038	10.17	12/15/2006
10.18	Form of Restricted Stock Unit Purchase Agreement.*	10-K/A	0-27038	10.18	12/15/2006
10.19	Form of Stock Option Agreement.*	10-K/A	0-27038	10.19	12/15/2006
10.20	2005 Severance Benefit Plan for Executive Officers.*	10-Q	0-27038	10.1	5/10/2005
10.21	Officer Short-term Disability Plan.*	10-Q	0-27038	10.2	5/10/2005
10.22	Technology Transfer and License Agreement, dated as of January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.30	2/7/2003
10.24	Letter, dated February 17, 2003, from the Registrant to Jeanne McCann regarding certain employment matters.*	10-Q	0-27038	10.1	5/15/2003
10.25	Employment Agreement, effective August 11, 2006, by and between the Registrant and Paul A. Ricci.*	8-K	0-27038	10.1	11/8/2006
10.26	Employment Agreement, dated March 9, 2004, by and between the Registrant and John Shagoury.*	10-Q	0-27038	10.1	8/9/2004
10.27	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters.*	10-Q	0-27038	10.2	8/9/2004
10.28	Letter, dated September 27, 2004, from the Registrant to James R. Arnold, Jr. regarding certain employment matters.*	10-K/A	0-27038	10.39	1/6/2005
10.29	Letter dated September 25, 2006, from the Registrant to Don Hunt regarding certain employment matters.	10-K/A	0-27038	10.29	12/15/2006
10.30	Registration Rights Agreement, dated as of August 13, 2007, among Nuance Communications, Inc. and Citigroup Global Markets Inc. and Goldman Sachs & Co.	8-K	0-27038	10.1	8/17/2007
10.31	Purchase Agreement, dated as of August 7, 2007, by and among Nuance Communications, Inc., Citigroup Global Markets Inc. and Goldman, Sachs & Co.	8-K	0-27038	10.1	8/9/2007

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.32	Amended and Restated Credit Agreement dated as of April 5, 2007, among Nuance Communications, Inc., the Lenders party thereto from time to time, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC and Banc Of America Securities LLC, as co-arrangers, and Citigroup Global Markets INC., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as joint bookrunners.	8-K	0-27038	10.1	4/11/2007
10.33	Amendment Agreement, dated as of April 5, 2007, among Nuance, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, INC., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, the Lenders, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, Credit Suisse Securities (USA) LLC, as joint bookrunner and co-arranger, and Banc Of America Securities LLC, as co-arranger.	8-K	0-27038	10.2	4/11/2007
10.34	Increase Joinder, dated as of August 24, 2007, by and among Nuance Communications, Inc. and the other parties identified therein, to the Amended and Restated Senior Secured Credit Facility dated as of April 5, 2007.	8-K	0-27038	10.1	8/30/2007
10.35	Stock Option Agreement, dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007
10.36	Restricted Stock Purchase Agreement (Performance Based Vesting), dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007
10.37	Restricted Stock Purchase Agreement (Time Based Vesting), dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007
10.38	Amended and Restated 2000 Stock Plan.	8-K	0-27038	10.1	3/15/2007
14.1	Registrant’s Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO Seidman, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

*	Denotes management compensatory plan or arrangement