Form 10-K/A
period 2007-09-30
Nuance Communications, Inc.
filed 2008-01-25
CIK 1002517

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
Common Stock, par value $0.001 per share
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

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

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2,168,279,194 based upon the last reported sales price on the NASDAQ Global Select Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the Registrant’s Common Stock, outstanding as of December 31, 2007, was 208,225,357.

NUANCE COMMUNICATIONS, INC.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for Nuance Communications, Inc. (“Nuance”, the “Company”, “we” or “our”). This Annual Report on Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Company will not file its definitive proxy statement within 120 days of its fiscal year ended September 30, 2007 and is therefore amending and restating the following items contained herein in their entirety.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position

Paul A. Ricci	51	Chairman and Chief Executive Officer
Steven G. Chambers	45	President, Mobile and Consumer Services Division
L. Wesley Hayden	50	President, Enterprise Division
Donald W. Hunt	52	President, Global Sales
John D. Shagoury	49	President, Imaging Division
Robert N. Wise	46	President, Dictaphone Healthcare Solutions Division
Jeanne F. McCann	55	Executive Vice President, Operations
James R. Arnold, Jr.	51	Senior Vice President and Chief Financial Officer
Charles W. Berger	54	Director
Robert J. Frankenberg (1), (2), (3), (4)	60	Director
Jeffrey A. Harris	52	Director
William H. Janeway	64	Director
Katharine A. Martin(4)	45	Director
Mark B. Myers (1), (2), (3)	69	Director
Philip J. Quigley(2)	65	Director
Robert G. Teresi(4)	66	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating Committee

(4)	Member of the Governance Committee

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

Steven G. Chambers has served as our President, Mobile and Consumer Services Division since October 2007. Prior to that position, Mr. Chambers served as our President, SpeechWorks Solutions Business Unit from March 2004 to October 2007. Mr. Chambers joined Nuance in August 2003 as General Manager, Networks Business Unit in connection with our acquisition of SpeechWorks International, Inc. and was elected an executive officer on March 1, 2004. From September 1999 to August 2003, Mr. Chambers served as the Chief Marketing Officer of SpeechWorks International, Inc.

L. Wesley Hayden has served as our President, Enterprise Division since October 2007. From April 1999 to September 2007, Mr. Hayden was employed by Genesys Telecommunications Laboratories, Inc. where he held sales management positions from April 1999 to June 2004 and served as President and Chief Executive Officer from June 2004 through September 2007. From December 1996 to April 1999, Mr. Hayden served in key executive roles with Informix Corp. which subsequently changed its name to Ascential Software Corp. and was acquired by International Business Machines Corp.

Donald W. Hunt has served as our President, Global Sales since October 2007 and served as our Senior Vice President, Worldwide Sales from September 2006 to October 2007. Mr. Hunt was elected an executive officer effective November 2, 2006. From June 2004 through June 2006, Mr. Hunt served as Senior Vice President of Worldwide Sales of Macromedia, Inc., which was acquired by Adobe Systems Incorporated. Prior to joining Macromedia, from December 2001 to May 2003, Mr. Hunt served as Senior Vice President of Worldwide Field Operations for MatrixOne, Inc. From January 1999 to April 2001, Mr. Hunt served as Senior Vice President of Worldwide Field Operations at Genesys Telecommunications Laboratories, Inc. a subsidiary of Alcatel.

Robert N. Wise has served as our President, Dictaphone Healthcare Solutions Division since October 2007. From August 2004 to September 2007, Mr. Wise served as our Senior Vice President, Professional Services. From May 2001 to July 2004, Mr. Wise served as Chief Executive Officer of ThinkFree Corporation. From 1997 to May 2001, he served as Chief Technology Officer and Executive Vice President of USWeb Corporation. Prior to joining USWeb Corporation, from 1995 to 1997, Mr. Wise served as Vice President Worldwide Consulting for Novell Corporation.

John D. Shagoury has served as our President, Imaging Division since October 2007. From March 2004 to October 2007, Mr. Shagoury served as President of our Productivity Business Applications Business Unit. From January 2003 to December 2003, Mr. Shagoury held the position of President of Kubi Software, Inc. From June 2000 to April 2002, Mr. Shagoury served as President of Lernout & Hauspie Holdings USA. From June 1998 to June 2000, Mr. Shagoury served as President of Dragon Systems, Inc.

Jeanne F. McCann has served as our Executive Vice President of Operations since October 2007. From September 2003 to October 2007, Ms. McCann served as our Senior Vice President of Research and Development. From December 2001 to September 2003, Ms. McCann served as Senior Vice President Speech Research and Development. From June 2000 to December 2001, Ms. McCann served as Senior Vice President, Development — SLS Division of Lernout & Hauspie. From July 1998 to June 2000, Ms. McCann served as Vice President, Development for Dragon Systems, Inc.

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

Charles W. Berger has served as a director since the consummation of the acquisition of the former Nuance Communications, Inc. in September 2005 and was originally appointed to the Board in accordance with the terms of the agreement pursuant to which the Company acquired the former Nuance Communications, Inc. Since April 2006, Mr. Berger has served as Chairman and Chief Executive Officer of DVDPlay, Inc., a manufacturer of remotely managed DVD rental kiosks. From September 2005 to December 2005, Mr. Berger served in a transition role with the Company assisting with the integration of the former Nuance Communications, Inc. From March 2003 to September 2005, Mr. Berger served as President and Chief Executive Officer of the former Nuance Communications, Inc. From December 2001 through December 2002, Mr. Berger was President and Chief Executive Officer of Vicinity, Inc., a leading provider of locations-based technology and solutions. From July 1997 through June 2001, Mr. Berger held the position of Chief Executive Officer at AdForce. Mr. Berger serves on the board of directors of SonicWALL, Inc. and Tier Technologies, Inc.

Robert J. Frankenberg has served as a director since March 13, 2000. Mr. Frankenberg is owner of NetVentures, a management consulting firm. From December 1999 to July 2006, Mr. Frankenberg served as Chairman of Kinzan, Inc., an Internet Services software platform provider. From May 1997 to July 2000, Mr. Frankenberg served as Chairman, President and Chief Executive Officer of Encanto Networks, Inc., a developer of hardware and software designed to enable the creation of businesses on the Internet. From April 1994 to August 1996, Mr. Frankenberg was Chairman, President and Chief Executive Officer of Novell, Inc., a producer of network software. Mr. Frankenberg is a director of National Semiconductor and Secure Computing Corporation. Mr. Frankenberg also serves on several boards of privately held companies. Mr. Frankenberg serves as Chairman of our Audit and Compensation Committees and also serves on our Governance and Nominating Committees.

Jeffrey A. Harris has served on our Board since September 2005, and was appointed to the Board pursuant to the terms of a Stockholders Agreement between the Company and Warburg Pincus & Co. Since 1988, Mr. Harris has been a Member and Managing Director of Warburg Pincus LLC and a partner of Warburg Pincus & Co. Mr. Harris joined Warburg Pincus & Co. in April 1983. Mr. Harris serves as a director of Bill Barrett Corporation, Knoll, Inc. and ElectroMagnetic GeoServices A. S. and several privately held companies. Mr. Harris received a B.S. in Economics from the Wharton School, University of Pennsylvania and an M.B.A. from Harvard Business School.

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

Katharine A. Martin has served as a director since December 17, 1999. Since September 1999, Ms. Martin has served as a Member of Wilson Sonsini Goodrich & Rosati, Professional Corporation. Ms. Martin currently serves on the firm’s Executive Management Committee and Finance Committee and from July 1, 2004 to June 30, 2007 served as the head of the firm’s Business Department. Wilson Sonsini Goodrich & Rosati serves as the Company’s primary outside corporate and securities counsel. Prior thereto, Ms. Martin was a Partner of Pillsbury Madison & Sutro LLP. Ms. Martin also serves on the board of directors of the Wilson Sonsini Goodrich & Rosati Foundation, a nonprofit organization, and The Ronald McDonald House at Stanford, a nonprofit organization. Ms. Martin serves as Chairman of our Governance Committee.

Mark B. Myers has served as a director since March 2, 1999. Dr. Myers served as Senior Vice President, Xerox Research and Technology, responsible for worldwide research and technology from February 1992 until April 2000. From 2000 to 2005, Dr. Myers was a Senior Fellow, and from 2002 to 2005 was a visiting Executive Professor, at the Wharton School, University of Pennsylvania. Dr. Myers serves as Chairman of our Nominating Committee and also serves on our Audit and Compensation Committees.

Philip J. Quigley has served as a director since the consummation of the acquisition of the former Nuance Communications, Inc. in September 2005, and was originally appointed to the Board in accordance with the terms of the Merger Agreement pursuant to which the Company acquired the former Nuance Communications, Inc. Mr. Quigley served as Chairman, President, and Chief Executive Officer of Pacific Telesis Group, a telecommunications holding company in San Francisco, California, from April 1994 until his retirement in December 1997. He also serves as a director of Wells Fargo & Company and as an advisor to several private organizations. Mr. Quigley serves on our Audit Committee.

Robert G. Teresi has served as a director since March 13, 2000. Mr. Teresi served as Chairman of the Board, Chief Executive Officer and President of Caere Corporation from May 1985 until March 2000. Mr. Teresi serves on our Governance Committee.

CORPORATE GOVERNANCE

Audit Committee

The Audit Committee of the Board of Directors, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, currently consists of Messrs. Frankenberg, Myers and Quigley, each of whom is independent within the meaning of the listing standards of the NASDAQ Stock Market. The Board of Directors has determined that Mr. Frankenberg is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended. Mr. Frankenberg’s relevant experience includes services as the Chief Executive Officer of Novell, Inc., where he actively supervised that company’s principal financial officer, and as a member of several other audit committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules of the Securities and Exchange Commission (the “Commission”) thereunder require the Company’s executive officers, directors and certain stockholders to file reports of ownership and changes in ownership of the Company’s Common Stock with the Commission. Based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the fiscal year ended September 30, 2007, the Company believes that all directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock complied with all filing requirements applicable to them during the fiscal year ended September 30, 2007, except for inadvertent late filings by our Chief Accounting Officer, Steven Hebert, who was late to report shares returned to the company to satisfy a tax liability on December 18, 2006 and the issuance of a restricted stock award granted to him on January 2, 2007.

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on February 24, 2004. Our Code of Business Conduct and Ethics can be found on our website: http://www.nuance.com/company/governance/. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such a request should be made in writing and addressed to Nuance Communications, Inc., Attention: Investor Relations, One Wayside Road, Burlington, Massachusetts 01803. Further, our Code of Business Conduct and Ethics was filed as an Exhibit to our Annual Report on Form 10-K, filed with the SEC on March 15, 2004.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 11.	Executive Compensation

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis section of this Amendment No. 1 to the Company’s Annual Report on Form 10-K. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

The Compensation Committee:

Mr. Frankenberg
Mr. Myers

COMPENSATION DISCUSSION & ANALYSIS

Role and Authority of Our Compensation Committee

The members of the Compensation Committee are Messrs. Frankenberg (Chair) and Myers. Each of whom qualifies as (i) an “independent director” under the requirements of the NASDAQ Stock Market, (ii) a “non-employee director” under Rule 16b-3 of the Securities Exchange Act of 1934, and (iii) an “outside director” under Section 162(m) of the Code.

Our Board of Directors created the Compensation Committee to discharge the Board’s responsibilities relating to compensation of the Company’s executive officers. The Compensation Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The mandate of the Compensation Committee is to review and recommend to the Board of Directors the Company’s compensation and benefit policies, and oversee, evaluate and approve compensation plans, policies and programs for our executive officers.

The Compensation Committee has adopted a written charter approved by the Board of Directors, which is available on the Company’s website at http://www.nuance.com/company/governance/compensation.asp.

The Compensation Committee’s responsibilities are discussed in detail in the charter and include:

•	reviewing and approving for the Chief Executive Officer and the executive officers of the Company (a) the annual base salary, (b) the annual incentive bonus, including the specific goals and amount, (c) equity compensation, (d) employment agreements, severance arrangements, and change in control agreements/provisions, and (e) any other benefits, compensation or arrangements; and

•	making recommendations to the board with respect to incentive compensation plans.

The Compensation Committee establishes all elements of compensation paid to our Chief Executive Officer and reviews and approves all elements of compensation paid to our other executive officers, including all of the other executive officers named in the Summary Compensation Table (these executive officers together with the Chief Executive Officer are referred to herein as the “Named Executive Officers”). The Chief Executive Officer, in consultation with the Vice President of Human Resources and other members of our senior management, makes all decisions regarding the compensation of our other executive officers. The Compensation Committee also reviews the compensation of all non-employee directors and recommends changes, when appropriate, to the Board of Directors.

In carrying out its responsibilities, the Compensation Committee may engage outside consultants and/or consult with the Company’s Human Resources department as the Compensation Committee determines to be appropriate. The Compensation Committee also may obtain advice and assistance from internal or external legal, accounting or other advisers selected by the Compensation Committee. The Compensation Committee may delegate any of its responsibilities to one or more subcommittees, to the extent permitted by applicable law. The Compensation Committee did not delegate any responsibilities to a subcommittee during fiscal 2007.

Compensation Philosophy

Our compensation philosophy is designed to promote the Company’s business objectives on the principle that the Company’s achievements result from the coordinated efforts of all employees working toward common strategic goals. Our success depends on achieving a level of performance that is focused on results that support the execution of our objectives as outlined in our operating plan. Our guiding compensation principles focus on:

•	aligning the interests of the Company’s executives and employees with those of the Company’s stockholders and customers;

•	linking executive and employee compensation to the Company’s performance;

•	offering significant levels of at-risk compensation in the form of stock options and restricted stock awards so that the long-term reward available to the Company’s executive officers will have a direct correlation to stockholder value; and

•	attracting, retaining and motivating the best employees.

We support a “pay-for-performance” philosophy by measuring performance and recognizing and rewarding employee contributions toward financial success. Our objective is to implement strategies for delivering compensation that are competitive with the overall software industry, provide sufficient emphasis on pay-for-performance and are appropriately aligned with the Company’s financial goals and long-term stockholder returns.

Compensation Consultant

The Compensation Committee retained an independent consultant, Radford Surveys and Consulting, as its compensation consultant to assist the Compensation Committee with implementing the Company’s total compensation program. Radford provides the Compensation Committee with research, comparative market data and advice to consider and evaluate when making compensation decisions.

Competitive Positioning

In order to determine the competitiveness of our overall compensation for executive officers, we review the compensation for comparable positions within our industry, the historical compensation levels of our executive officers and the individual performance of executive officers evaluated against their individual objectives established for the preceding year. The Compensation Committee believes the group of software companies it benchmarks provides an appropriate peer group because the Company competes for the same employee pool at the executive level and has similar market practices. The Compensation Committee uses data that it obtains from these companies through surveys, proxy statements and other public filings. In addition, this data is supplemented by survey data on the broader software and high technology markets provided by Radford Surveys and Consulting. The Compensation Committee annually reviews the companies in our peer group and makes changes as necessary to ensure that our peer group comparisons are appropriate. The following sixteen companies comprised our peer group for fiscal 2007:

• Progress Software Corp.	• NavTEQ Corp.	• Checkfree Corp.
• THQ Inc.	• Kronos Inc.	• Sybase Inc.
• Tibco Software Inc.	• Mentor Graphics	• Cognos Inc.
• Quest Software Inc.	• Hyperion Solutions Corp.	• Citrix Systems Inc.
• Verifone Holdings Inc.	• Parametric Technology Corp.	• McAfee Inc.
• NDS Group Plc

The Compensation Committee targets base salaries at the 50th percentile for our peer group. The Compensation Committee has made the determination to place a greater emphasis on the at-risk-earnings to better align the interest of our executives with our stockholders. The Compensation Committee offers significant levels of at-risk compensation in the form of stock options and restricted stock awards that are directly tied to stockholder value. The Compensation Committee targets total direct compensation (comprised of base salary, annual cash incentives and equity-based compensation) to be heavily driven by company performance. At the target level of performance, total direct compensation is positioned between 50th and 75th percentile of our peer group, although actual compensation paid can be below the 50th percentile or above 75th percentile based on actual performance. To arrive at these percentiles for the base salaries, cash incentive targets and total direct compensation of our Named Executive Officers, the Compensation Committee considers corresponding percentile data gathered from proxy statements for the positions of the Named Executive Officers in relation to the Named Executive Officers of our peer group as well as the same data from published surveys for each position.

Elements of Executive Compensation

We have a performance-focused compensation philosophy that places emphasis on at-risk pay with a balanced focus between short-term and long-term strategic objectives. Consistent with this philosophy, a significant majority of the target total annual direct compensation available to our Named Executive Officers is variable depending on the Company’s results. To achieve this we use equity-based compensation in the form of stock options, time based restricted stock units (TBRSU), performance based restricted stock units (PBRSU) and a performance-based annual bonus program that may be paid out in cash or stock (with or without additional vesting provisions) or a combination of both (Bonus Program). The performance measures we establish for the PBRSU grants and Bonus Program targets are designed to promote stockholder return, market, revenue and earnings growth. The Compensation Committee consulted with its compensation consultant in deciding how to balance our long-term versus short-term incentives, and given the cyclical nature of the software industry, it has decided to establish performance goals based on financial targets and/or acquisition-related integration targets. Our performance measurement period for our Bonus Program and one sixth of the PBRSU grants was our 2007 fiscal year and was based upon financial targets for the Bonus Program and individual objectives for the PBRSU grants. PBRSU grants are classified as long-term incentives because they are stock based and vest only if the performance criteria have been achieved. The

PBRSU grants span a three-year period with a percentage of the underlying shares covering three fiscal periods. The executives also have TBRSU grants that cliff vest three years from the date of grant with opportunities to accelerate fifty percent of the underlying shares for achievement of Company financial targets.

Our annual Bonus Program payments are based upon the achievement of Company financial targets approved by the Compensation Committee which are based on the Board-approved financial plan for the Company. For fiscal 2007, executives were entitled to receive one-hundred percent of their target bonus if the Company achieved non-GAAP revenue of $602 million and non-GAAP earnings per share of $0.52, however, the Compensation Committee has the discretion to approve bonus payments which are higher or lower than the target bonus amounts in the event the Company under or over achieves these targets. Accelerated vesting of fifty percent of the TBRSU grants issued to the Named Executive Officers was also based on the achievement of non-GAAP revenue of $602 million and non-GAAP earnings per share of $0.52. Vesting of PBRSU grants issued to the Named Executive Officers is based upon the achievement of confidential performance objectives established on an individual basis by the Compensation Committee. Individual performance objectives are approved by the Compensation Committee and include objectives related to financial performance, financial reporting, recruitment, strategic business objectives and acquisition-related integration goals.

Determination of Executive Officer Compensation

We review executive officer compensation annually to ensure that it is consistent with our compensation philosophies, company and individual performance, changes in the market and executives’ individual responsibilities. Within the second quarter of our fiscal year we conduct a review of each executive officer, including the Chief Executive Officer. The Chief Executive Officer presents to the Compensation Committee his evaluation of each executive officer, which includes a review of the executive’s contribution and performance during the past year (as compared to the goals we established at the beginning of the fiscal year for the executive as described in more detail below), strengths, weaknesses, development plans and succession potential. The Company’s human resources group also assists in the reviews of the executive officers, all of whom report directly to the Chief Executive Officer. The reviews typically focus on the executive’s performance in the past year. The Compensation Committee then makes its own assessments based on the Chief Executive Officer’s presentation and, based on its assessments, approves each executive’s company bonus award for the past year, including any discretionary elements to such awards, and the elements of each executive’s total compensation, including performance-based compensation, for the following fiscal year, taking into account in each case the Chief Executive Officer’s evaluation, the scope of the executive’s responsibilities and experience and the Compensation Committee’s own review of survey data provided by Radford Surveys and Consulting.

The Compensation Committee works with the Chief Executive Officer to define and establish his annual goals. In fiscal 2007, Mr. Ricci’s goals were based on achievement of the non-GAAP revenue and earnings per share targets established by the Company’s Board of Directors as part of the Company’s fiscal 2007 operating plan. The Chief Executive Officer works in conjunction with the other Named Executive Officers to develop their goals, which are approved by the Compensation Committee. The Named Executive Officers’ goals are designed to align with the Company and Chief Executive Officer goals. The fiscal 2007 goals for our Named Executive Officers varied based on their respective business functions and responsibilities; however, they generally included a mix of financial, operational, strategic and qualitative goals based on acquisition-related integration objectives, financial metrics and strategic initiatives. The Company and individual goals for our executives are established in a manner such that target attainment is not assured; meaning the executives’ receipt of compensation for performance at or above target will require significant effort on their part.

In fiscal 2007, the compensation for the Named Executive Officers comprised the following elements, each of which is discussed in greater detail below:

•	Base salary;

•	Performance-Based Incentive Compensation;

•	Long-Term Equity Incentive Compensation;

•	Retirement and other benefits;

•	Perquisites; and

•	Severance benefits.

Base Salary

Base salary reflects the executive’s responsibilities, performance and expertise and is designed to be competitive with salary levels in effect at comparable high-technology companies. The base salary provides a basic level of compensation and is necessary to recruit and retain executives. The Compensation Committee establishes salaries on the data provided by its compensation consultant for software companies within our peer group. We generally tie the amount of short-term incentive compensation and severance benefits to an executive’s base compensation.

Performance-Based Incentive Compensation

Our Bonus Program is primarily based upon the Company’s achievement of pre-established financial goals for the fiscal year. With respect to Mr. Chambers, however, fifty percent of his bonus amount is based upon the Company’s achievement of pre-established financial goals for the fiscal year and fifty percent is based upon the achievement of his sales incentive target. Annual bonuses may be paid in cash or restricted stock units, which may or may not have additional vesting requirements established by the Compensation Committee. The bonus program is designed to support our strategic business objectives, promote the attainment of specific financial goals, reward achievement of specific performance objectives, and encourage leadership and teamwork. The targets for payment of annual cash bonuses are based on the Company’s confidential non-GAAP revenue and earnings per share targets for the applicable fiscal year. Minimum and maximum performance targets are established by the Compensation Committee and adjusted during the year, if appropriate, to reflect the impact of acquisitions. The amount of each executive’s actual bonus is based on the extent to which the Company achieves or exceeds the targets. Each executive is assigned a participation level that generally reflects the executive’s position and is expressed as a percentage of the executive’s base salary. The participation levels for the Company’s Named Executive Officers for fiscal 2007 (other than Mr. Hunt whose annual bonus is commission based), and the bonus amounts the Named Executive Officers were entitled to, are set forth below:

	Participation	Fiscal 2007
Name	Level	Bonus Amount(1)

Paul A. Ricci	100%	$575,000
James R. Arnold, Jr.	50%	150,000
Steven G. Chambers(2)	25%	91,250
Jeanne F. McCann	50%	150,000

(1)	In lieu of cash bonuses for fiscal 2007, the Compensation Committee approved the issuance of Restricted Stock Units having a value equal to the bonus amounts. The Restricted Stock Units vest on March 15, 2008.

(2)	During fiscal 2007, Mr. Chambers participated in the Bonus Program with a participation percentage equal to twenty-five percent of his base salary. Mr. Chambers was also entitled to commission payments based on a sales incentive program pursuant to which he received an additional cash payment of $80,002.

As noted above, fifty percent of the TBRSU grants issued to our executive officers are subject to accelerated vesting upon the achievement of fiscal 2007 Company financial targets established by the Compensation Committee, specifically non-GAAP revenue of $602 million and non-GAAP earnings per share of $0.52. The Compensation Committee determined that these financial objectives were achieved, accordingly, the vesting of fifty percent of the TBRSU grants was accelerated. In addition, as noted above, the vesting of PBRSU grants issued to the Named Executive Officers is based upon the achievement of confidential performance objectives established on an individual basis by the Compensation Committee. Individual performance objectives are approved by the Compensation Committee and include objectives related to financial performance, financial reporting, recruitment, strategic business objectives and acquisition-related integration goals. For fiscal 2007, all Named Executive

Officers, other than one, achieved their individual performance objectives resulting in the vesting of one sixth of their PBRSU grants.

Long Term Equity Incentive Compensation

We grant equity in the form of stock options and restricted stock units to provide long-term incentives for executive officers and other key employees. Vesting of these equity awards is designed to align the interests of our executive officers with those of the stockholders and to provide each individual with a significant incentive to manage the Company from the perspective of an owner and to remain employed by the Company.

The Compensation Committee determines equity award levels based on market data provided to the Compensation Committee by Radford Surveys and Consulting as well as the peer group study described above. Annual equity awards are granted based on the performance of the executive, the market data results and are typically granted in the form of performance-based grants, time-based grants and options. Any equity granted to employees as promotion or retention awards or to newly hired eligible employees are generally granted on the 15th or the last day of the month following the effective date of the promotion, retention or hire, or the first business day thereafter if such day is not a business day, with the exception of the issuance of inducement grants which are granted promptly following the closing of an acquisition or upon hiring of an employee. In the case of options, the exercise price of an option is the closing price of the Company’s common stock on the NASDAQ Stock Market on the date of grant. All stock option grants to Named Executive Officers are granted with an exercise price equal to or above the fair market value of the underlying stock on the date of grant. The Compensation Committee does not grant equity compensation awards in anticipation of the release of material nonpublic information. Similarly, the Company does not time the release of material nonpublic information based on equity award grant dates.

We have made significant changes to our equity compensation program over the past several years to reduce its dilutive effects. In fiscal 2005, we introduced time-based restricted stock grants with accelerations for achievement of financial targets. In fiscal 2006, we moved to a combination of options, performance-based equity awards and time-based equity awards with a greater emphasis on pay-for-performance. The Compensation Committee believes these equity awards align the interests of the executive officers with the interests of stockholders and reduce dilution. The Compensation Committee also believes these changes increase our ability to retain executives by increasing their opportunity to receive full value equity awards pursuant to restricted stock units, which also help to decrease future exposure to underwater option issues.

Retirement and Other Benefits

We offer a 401(k) retirement plan, to provide our employees a tax-advantaged savings plan. We make matching contributions to the plan to encourage employees to save money for their retirement. The plan enhances our ability to attract and retain key employees because it increases the range of benefits we offer to them.

All of our U.S. employees are entitled to participate in the 401(k) plan. The Company matches fifty percent of the first four percent of eligible compensation that is contributed to the plan. Non-U.S. employees are covered under different retirement plans. The Company match paid to each of the Named Executive Officers is reflected in the All Other Compensation column in the Summary Compensation Table set forth below and detailed in the footnotes.

We have maintained the Nuance Communications, Inc. Employee Stock Purchase Plan, or the ESPP, since 1995. Eligible employees may elect to contribute between one and twelve percent of their annual cash compensation, on an after-tax basis, to purchase shares of our common stock; provided, however, that an employee may not purchase more than 2,000 shares per offering period, or $25,000 of Company stock per year pursuant to Internal Revenue Service restrictions. We issue shares of our common stock under the ESPP in six month offering periods to eligible employees at a price that is equal to eighty-five percent of the lower of the common stock’s fair value at the beginning or the end of the offering period.

We offer an enhanced wellness program to our executive officers to maximize the health of our executive team. This benefit provides for an enhanced annual medical exam for each executive officer.

Our Named Executive Officers, other than Mr. Ricci, receive a $500,000 term life insurance policy at the Company’s expense which is in addition to the broad-based program that provides term life insurance for all employees in an amount up to the lesser of $500,000 or two times the employee’s base salary. Mr. Ricci receives a $1,000,000 term life insurance policy at the Company’s expense, in addition to the broad-based program described above. The cost of these policies, if applicable, is reflected in the All Other Compensation column in the Summary Compensation Table and detailed in the footnotes.

All of our employees based in the United States receive long-term disability benefits that provide for payment of sixty percent of their eligible earnings capped at a maximum of $10,500 in disability benefits per month if they are deemed to be unable to work in their own occupation for a period of two years. Beyond the second year, if able, employees will be required to return to work to any position they are suited for based on education and training. We provide for an enhanced disability benefit to our Named Executive Officers that provides for a payment of sixty percent of their eligible earnings capped at a maximum of $15,000 per month, with the exception of Mr. Ricci who is not subject to this maximum amount. In addition, the Named Executive Officers have an enhanced own occupation provision that provides for continuation of benefits beyond the two years if they cannot return to their own occupation. The expense associated with this enhanced benefit is reflected in the All Other Compensation column in the Summary Compensation Table and detailed in the footnotes.

We offer a variety of health and welfare programs to all eligible employees. Our Named Executive Officers generally are eligible for benefit programs on the same basis as the rest of our broad-based employees. The health and welfare programs are intended to encourage a healthy lifestyle and protect employees against catastrophic loss. Our health and welfare programs include medical, wellness, dental, vision, disability, life insurance and accidental death and dismemberment.

Perquisites

We provide Named Executive Officers with perquisites, including reimbursement for tax and financial planning services and a car allowance, which are reflected in the All Other Compensation column in the Summary Compensation Table and detailed in the footnotes. The Compensation Committee believes these perquisites are reasonable and consistent with the Company’s overall compensation program, because they better enable the Company to attract and retain superior employees for its key positions. The Compensation Committee reviews and approves perquisites provided to the Named Executive Officers.

Executive Severance Policy

The Compensation Committee has entered in agreements, on behalf of the Company, with certain executive officers and the Chief Executive Officer which provide for certain benefits upon termination of employment. The Company has also adopted severance policies regarding these matters. The severance policy is designed to attract and retain executive officers and to provide replacement income if their employment is terminated because of an involuntary termination other than for cause. Vice Presidents who are designated as participants are eligible to participate in the policy, provided they agree to be bound by all of the restrictions, conditions and limitations under the policy, including a customary covenant not to compete against the Company in cases where such covenants are legally enforceable. The covenant not to compete restricts affected executives from competing against the Company during, and for twelve months after, the period of their employment or twenty-four months for Mr. Ricci. In addition, a participating executive must release the Company from any claims relating to the executive’s employment and termination in order to receive severance benefits under the policy. The severance policy provides a lump-sum severance payment upon termination of employment by the Company other than for cause. Participating executives will receive varying amounts of severance in the form of base salary, bonus and other benefits. Details of these severances arrangements are listed under the ‘Employment, Severance and Change in Control’ section.

Company Severance Plan

The Company has a standard employee severance benefit plan pursuant to which eligible employees are entitled to receive certain severance benefits in the event of a reduction-in-force.

Tax Considerations

Section 162(m) of the Internal Revenue Code imposes a $1,000,000 limit on the deductibility of compensation paid to certain executive officers of public companies, unless the compensation meets certain requirements for “performance-based” compensation. In determining executive compensation, the Compensation Committee considers, among other factors, the possible tax consequences to the Company and to the executives. However, tax consequences, including but not limited to tax deductibility by the Company, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof and the timing and nature of various decisions by executives regarding options and other rights) that are beyond the Compensation Committee’s and the Company’s control. In addition, the Compensation Committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives. For these reasons, although the Compensation Committee considers tax deductibility as one of the factors in determining executive compensation, it does not necessarily limit compensation to those levels or types of compensation that will be deductible. The Compensation Committee will, of course, consider alternative forms of compensation consistent with our compensation goals, which preserve deductibility as much as possible.

Section 280G of the Internal Revenue Code of 1986

Section 280G of the Code disallows a Company’s tax deduction for what are defined as “excess parachute payments” and Section 4999 of the Code imposes a twenty percent excise tax on any person who receives excess parachute payments. Under our employment agreement with Mr. Ricci, we will provide Mr. Ricci with tax gross-up payments in the event payments to Mr. Ricci are deemed to be “parachute payments” within the meaning of Section 280G of the Code, subject to a maximum amount of $4,000,000. The Compensation Committee believes that the provision of tax gross-up protection to Mr. Ricci is appropriate and necessary for executive retention and consistent with the current practices of market competitors.

In the event that a portion of the payout would be classified as an excess parachute payment, in addition to the obligation to pay the gross-up payment, our tax deduction would be disallowed under Section 280G. Please refer to the discussion under “Employment, Severance and Change in Control Agreements” for more detail on Mr. Ricci’s potential gross-up payment.

SUMMARY COMPENSATION TABLE

The table below sets forth, for the period indicated, the compensation paid or granted by the Company to the individuals who served during fiscal 2007 as Chief Executive Officer, Chief Financial Officer and the three most highly compensated executive officers of the Company, other than the Chief Executive Officer and the Chief Financial Officer, who were serving as executive officers as of September 30, 2007 (collectively, the “Named Executive Officers”).

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)	($)	($)

Paul A. Ricci,	2007	575,000	—	4,487,773	1,615,508	(2)	29,700(3)	6,707,981
Chief Executive Officer
James R. Arnold, Jr.,	2007	291,875	—	310,025	284,831	(4)	21,952(5)	908,683
Sr. Vice President and Chief Financial Officer
Steven G. Chambers,	2007	286,458	—	908,879	475,940	80,002(6)	26,547(7)	1,777,826
President, Mobile and Consumer Services Division
Donald W. Hunt,	2007	340,801	100,000	3,218,622	429,324	300,349(8)	19,170(9)	4,408,266
President, Global Sales
Jeanne F. McCann,	2007	278,333	—	964,366	312,861	(10)	20,670(11)	1,576,230
Executive Vice President of Operations

(1)	Amounts shown do not reflect compensation actually received by the Named Executive Officer. Instead, the amounts shown are the compensation costs recognized by Nuance Communications, Inc. in fiscal 2007 for equity awards as determined pursuant to FAS 123R disregarding forfeiture assumptions. These compensation costs reflect option awards granted in and prior to fiscal 2007. The assumptions used to calculate the value of option awards are set forth under Note 16 of the Notes to Consolidated Financial Statements included in Nuance Communications, Inc.’s Annual Report on Form 10-K for 2007 filed with the SEC on November 29, 2007.

(2)	In lieu of a cash bonus for fiscal 2007, Mr. Ricci received Restricted Stock Units having a value equal to $575,000 on December 17, 2007 which will vest on March 15, 2008.

(3)	Represents the following:

Matching contributions to 401(k) plan	$4,500
Reimbursement for tax and financial planning services	10,000
Enhanced long term disability benefits	2,217
Premiums for term life insurance policy	2,300
Company-paid car lease	8,633
Chairman’s Club	2,050

Total	$29,700

(4)	In lieu of a cash bonus for fiscal 2007, Mr. Arnold received Restricted Stock Units having a value equal to $150,000 on December 17, 2007 which will vest on March 15, 2008.

(5)	Represents the following:

Matching contributions to 401(k) plan	$2,998
Reimbursement for tax and financial planning services	5,000
Gross-up in taxes for tax and financial planning services	1,829
Enhanced long term disability benefits	1,677
Premiums for term life insurance policy	188
Company-paid car lease	2,260
Car allowance	8,000

Total	$21,952

(6)	Represents commission payments made to Mr. Chambers pursuant to his 2007 Sales Incentive Plan achievement. In addition, in lieu of a cash bonus for fiscal 2007, Mr. Chambers received Restricted Stock Units having a value equal to $91,250 on December 17, 2007 which will vest on March 15, 2008.

(7)	Represents the following:

Matching contributions to 401(k) plan	$4,500
Reimbursement for tax and financial planning services	5,000
Gross-up in taxes for tax and financial planning services	2,326
Enhanced long term disability benefits	1,677
Premiums for term life insurance policy	131
Company-paid car lease	6,313
Car allowance	4,550
Chairman’s Club	2,050

Total	$26,547

(8)	Represents commission payments made to Mr. Hunt pursuant to his 2007 Sales Incentive Plan achievement of $300,349 and $100,000 paid to Mr. Hunt as a sign-on bonus.

(9)	Represents the following:

Matching contributions to 401(k) plan	$1,818
Enhanced long term disability benefits	1,677
Chairman’s Club	2,050
Car allowance	13,625

Total	$19,170

(10)	In lieu of a cash bonus for fiscal 2007, Ms. McCann received Restricted Stock Units having a value equal to $150,000 on December 17, 2007 which will vest on March 15, 2008.

(11)	Represents the following:

Matching contributions to 401(k) plan	$4,805
Enhanced long term disability benefits	1,677
Car allowance	14,188

Total	$20,670

GRANTS OF PLAN BASED AWARDS

The following table shows all plan-based awards granted to our Named Executive Officers during fiscal 2007. The awards identified in the table below are also reported in the Outstanding Equity Awards at Fiscal Year End table on the following page.

										Grant Date
		Estimated Possible Payouts Under				Estimated Future Payouts Under			Exercise or Base	Fair Value of
		Non-Equity Incentive Plan Awards(1)				Equity Incentive Plan Awards			Price of Option	Stock and
		Threshold	Target		Maximum	Threshold	Target	Maximum	Awards	Option
Name	Grant Date	($)	($)		($)	(#)	(#)	(#)	($/Sh)	Awards ($)(2)

Paul A. Ricci	10/1/2006					—	14,555(3)	—	—	119,919
	12/15/2006					—	33,633(4)	—	—	401,881
	10/1/2006	379,500	575,000		718,750
James R. Arnold, Jr.	12/15/2006					—	8,616(4)	—	—	102,953
	4/16/2007					—	25,000(5)	—	16.41	166,615
	4/16/2007					—	37,500(6)	—	—	615,338
	4/16/2007					—	37,500(7)	—	—	615,338
	10/1/2006	99,000	150,000		187,500
Steven G. Chambers	12/15/2006					—	6,235(4)	—	—	74,502
	4/16/2007					—	25,000(5)	—	16.41	166,615
	4/16/2007					—	100,000(6)	—	—	1,640,900
	4/16/2007					—	75,000(7)	—	—	1,230,675
	10/1/2006	60,225	91,250		114,063
	10/1/2006	—	80,002	(8)	—
Donald W. Hunt	10/10/2006					—	62,434(9)	—	—	599,928
	10/10/2006					—	400,000(10)	—	9.61	1,766,880
	10/10/2006					—	150,000(11)	—	—	1,441,350
	10/10/2006					—	225,000(3)	—	—	2,162,025
	10/10/2006					—	225,000(12)	—	—	2,162,025
	10/1/2006	—	300,349	(13)	—
Jeanne F. McCann	12/15/2006					—	11,790(4)	—	—	140,879
	4/16/2007					—	25,000(5)	—	16.41	166,615
	4/16/2007					—	100,000(6)	—	—	1,640,900
	4/16/2007					—	75,000(7)	—	—	1,230,675
	10/1/2006	99,000	150,000		187,500

(1)	The Company’s annual Bonus Program provides that annual bonuses may be paid in cash or shares of stock, which may or may not have additional vesting requirements, as determined by the Compensation Committee. The amounts reflected in this table as “Threshold,” “Target” and “Maximum” are estimated amounts and assume that each Named Executive Officer participating in the Company’s annual Bonus Program would receive a payment based solely upon the percent by which the program is funded. The actual amount paid to each Named Executive Officer is determined based upon their performance during the fiscal year. For fiscal 2007, the Compensation Committee determined that each Named Executive Officer would receive their target amount and all amounts payable pursuant to the Bonus Program would be paid in the form of Restricted Stock Units which will vest on March 15, 2008. Details of the actual amounts earned by the Named Executive Officers and the restricted stock grants are set forth in the footnotes to the Summary Compensation Table above.

(2)	Reflects the grant date fair value of each target equity award computed in accordance with FAS 123(R). The assumptions used in the valuation of these awards are set forth in Note 16 to the Company’s consolidated financial statements as filed with the Securities and Exchange Commission on Form 10-K on November 29, 2007. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

(3)	These grants vest on the third anniversary from date of grant with opportunities for acceleration for the achievement of fiscal 2007 financial goals and fiscal 2008 financial goals. Financial goals were achieved for

2007 (non-GAAP revenue of $602 million and non-GAAP earnings per share of $0.52), accordingly fifty percent of the grant vested on November 29, 2007.

(4)	These grants were issued pursuant to the Company’s fiscal 2006 Bonus Plan and vested one hundred percent on March 15, 2007.

(5)	These options, which have a seven year term, will vest over a three year term, one third on each anniversary date of grant.

(6)	These grants are time-based and will vest one hundred percent on the third anniversary from the date of grant.

(7)	These grants are performance based and will only vest upon the achievement of certain individual objectives. Vesting of one sixth of the shares is based on individual objectives for the second half of fiscal 2007, vesting of one third of the shares is based on individual objects for each of fiscal 2008 and fiscal 2009 and vesting of one sixth of the shares is based on individual objectives for the first half of fiscal 2010. If the individual performance objectives are not achieved, the restricted stock units will not vest and will be forfeited. Individual objectives for the second half of fiscal 2007 were achieved by all Named Executive Officers, with the exception of Mr. Arnold.

(8)	In addition to participating in the Company’s fiscal 2007 Bonus Program, Mr. Chambers was entitled to commission-based payments during fiscal 2007 under his sales commission program. This amount represents the actual amount paid to Mr. Chambers pursuant to his sales commission program.

(9)	This grant was issued as an inducement material to Mr. Hunt’s initial employment with the Company and vested on December 2, 2006.

(10)	These options, which have a seven year term, will vest twenty-five percent on the first anniversary of the grant date and monthly thereafter.

(11)	This grant, which have a seven year term, will vest one third on each anniversary of the grant date.

(12)	This grant is a performance-based grant and will only vest, if ever, upon achievement of financial goals. Vesting of one third of the restricted stock units is based upon financial objects for each of fiscal 2007, 2008 and 2009. If the goals are not achieved for each fiscal period, then the restricted stock units will not vest and will be forfeited. Mr. Hunt achieved his goals for fiscal 2007, accordingly, one third of the restricted stock units vested.

(13)	Mr. Hunt did not participate in the Company’s fiscal 2007 Bonus Program. This amount represents the actual amount paid to Mr. Hunt pursuant to his sales commission program.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by each Named Executive Officer outstanding as of September 30, 2007:

										Stock Awards
										Equity Incentive		Equity Incentive
										Plan Awards:		Plan Awards:
										Number of		Market or
		Option Awards								Unearned		Payout
		Number of	Number of				Number of		Market	Shares, or		Value of
		Securities	Securities				Shares or		Value of	Units		Unearned
		Underlying	Underlying				Units of		Shares or	or Other		Shares,
		Unexercised	Unexercised		Option		Stock That		Units of Stock	Rights		Units or
		Options	Options		Exercise	Option	Have Not		That Have Not	That Have Not		Other Rights That
	Grant	Exercisable	Unexercisable		Price	Expiration	Vested		Vested	Vested		Have Not Vested
Name	Date	(#)	(#)		($)	Date	(#)		($)	(#)		($)

Paul A. Ricci	—	—	—		—	—	750,000	(1)	14,482,500	250,000	(2)	4,827,500
	8/17/2000	1,040,000	—		1.3438	8/17/2010	—		—	—		—
	4/29/2002	561,554	—		5.36	4/29/2012	—		—	—		—
	6/14/2002	450,000	—		6.97	6/14/2012	—		—	—		—
	3/16/2005	625,000	125,000	(3)	3.79	3/16/2012	—		—	—		—
	8/11/2006	333,334	666,666	(4)	7.57	8/11/2013	—		—	—		—
	2/2/1999	20,000	—		1.69	3/2/2009	—		—	—		—
	1/2/2000	5,000	—		4.75	1/3/2010	—		—	—		—
James R. Arnold, Jr.	9/30/2004	262,500	112,500	(5)	4.08	9/30/2011	—		—	—		—
	2/28/2005	83,333	16,667	(6)	4.29	2/29/2012	—		—	—		—
	4/16/2007		25,000	(7)	16.41	4/16/2014
							37,500	(8)	724,125	37,500	(9)	724,1257
Steven G. Chambers	2/27/2004	200,000	—		5.46	2/27/2011	—		—	—		—
	8/15/2003	26,042	—		4.31	8/15/2013
	2/28/2005	52,291	16,667	(10)	4.29	2/29/2012	—		—	—		—
	2/15/2006	33,334	66,666	(11)	9.30	2/15/2013	—		—	—		—
	4/16/2007	—	25,000	(12)	16.41	4/16/2014	—		—	—		—
							175,000	(13)	3,379,250	75,000	(14)	1,448,250
Donald W. Hunt	10/10/2006	—	400,000	(15)	9.61	10/10/2013	—		—	—		—
		—	—		—	—	375,000	(16)	7,241,250	225,000	(17)	4,344,750
Jeanne F. McCann	12/31/2001	150,000	—		4.30	12/31/2011	—		—	—		—
	1/31/2002	50,000	—		4.18	1/31/2012	—		—	—		—
	4/29/2002	12,250	—		5.36	4/29/2012	—		—	—		—
	2/17/2003	100,000	—		4.01	2/17/2013	—		—	—		—
	8/11/2003	75,000	—		3.92	8/11/2013	—		—	—		—
	2/24/2004	75,000	—		5.67	2/24/2011	—		—	—		—
	2/15/2005	41,666	8,334	(18)	4.46	2/15/2012	—		—	—		—
	2/28/2005	41,666	8,334	(19)	4.29	2/29/2012	—		—	—		—
	2/15/2006	33,334	66,666	(20)	9.30	2/15/2013	—		—	—		—
	4/16/2007	—	25,000	(21)	16.41	4/16/2014	—		—	—		—
		—	—		—	—	175,000	(22)	3,379,250	75,000	(23)	1,448,250

(1)	These shares will vest one hundred percent on the 3rd anniversary of the date of grant, August 11, 2009, with opportunities for acceleration upon the achievement of goals at a rate of fifty percent for fiscal 2007 and fifty percent for fiscal 2008. Upon the filing of the Company’s Annual Report on Form 10-K for fiscal 2007, it was determined that the fiscal 2007 goals (non-GAAP revenue of $602 million and non-GAAP earnings per share of $0.52) had been achieved, accordingly fifty percent of these shares vested on November 29, 2007.

(2)	These shares represent a grant that may be issued to Mr. Ricci if the Company achieves its fiscal 2007 (non-GAAP revenue of $602 million and non-GAAP earnings per share of $0.52) and fiscal 2008 goals or if the closing price of the Company’s common stock is equal to or greater than $18 for a period of 90 calendar days. Mr. Ricci achieved the stock price targets, accordingly, this grant will be issued and will vest on August 11, 2009.

(3)	This grant vests quarterly over a three year period.

(4)	This grant vests quarterly over a three year period.

(5)	This grant vests twenty-five percent on the anniversary of the grant date and monthly thereafter.

(6)	This grant vests quarterly over a three year period.

(7)	This grant will vest one third on each anniversary of the grant date.

(8)	This grant will vest on April 16, 2010, the third anniversary of the grant date.

(9)	These grants are performance based and will only vest upon the achievement of certain individual objectives. Vesting of one sixth of the shares is based on individual objectives for the second half of fiscal 2007, vesting of one third of the shares is based on individual objects for each of fiscal 2008 and fiscal 2009 and vesting of one sixth of the shares is based on individual objectives for the first half of fiscal 2010. If the individual performance objectives are not achieved, the restricted stock units will not vest and will be forfeited. Mr. Arnold did not achieve his objectives for the second half of fiscal 2007.

(10)	This grant vests quarterly over a three year period.

(11)	This grant vests quarterly over a three year period.

(12)	This grant will vest one third on each anniversary of the grant date.

(13)	100,000 of these shares will vest on April 16, 2010. 75,000 of these shares will vest on February 15, 2009, the third anniversary of the date of grant, with opportunities for acceleration upon the achievement of goals at a rate of fifty percent for fiscal 2007 and fifty percent for fiscal year 2008. Upon the filing of the Company’s Annual Report on Form 10-K for fiscal 2007, it was determined that the fiscal 2007 goals (non-GAAP revenue of $602 million and non-GAAP earnings per share of $0.52) had been achieved, accordingly fifty percent of these shares vested on November 29, 2007.

(14)	These grants are performance based and will only vest upon the achievement of certain individual objectives. Vesting of one sixth of the shares is based on individual objectives for the second half of fiscal 2007, vesting of one third of the shares is based on individual objects for each of fiscal 2008 and fiscal 2009 and vesting of one sixth of the shares is based on individual objectives for the first half of fiscal 2010. If the individual performance objectives are not achieved, the restricted stock units will not vest and will be forfeited. Mr. Chambers achieved his individual objectives for the second half of fiscal 2007, accordingly, one sixth of the shares vested on November 29, 2007.

(15)	This grant vests twenty-five percent on the grant date anniversary and then vests monthly thereafter.

(16)	150,000 of these shares vest in 50,000 share increments on each anniversary of the grant date, October 10, 2006. 225,000 of these shares will vest on October 10, 2009, the third anniversary of the date of grant with opportunities for acceleration upon achievement of goals at a rate of fifty percent for fiscal 2007 and fifty percent for fiscal year 2008. Upon the filing of the Company’s Annual Report on Form 10-K for fiscal 2007, it was determined that the fiscal 2007 goals (non-GAAP revenue of $602 million and non-GAAP earnings per share of $0.52) had been achieved, accordingly fifty percent of these shares vested on November 29, 2007.

(17)	These shares are performance-based and will only vest, if ever, upon achievement of financial goals. Vesting of one third of the restricted stock units is based upon financial objects for each of fiscal 2007, 2008 and 2009. If the goals are not achieved for each fiscal period, then the restricted stock units will not vest and will be forfeited. Mr. Hunt achieved his goals for fiscal 2007, accordingly, one third of the restricted stock units vested on November 29, 2007.

(18)	This grant vests quarterly over a three year period.

(19)	This grant vests quarterly over a three year period.

(20)	This grant will vest one third on each anniversary of the grant date.

(21)	This grant will vest one third on each anniversary of the grant date.

(22)	100,000 of these shares will vest on April 16, 2010. 75,000 of these shares will vest on February 15, 2009, the third anniversary of the grant date with opportunities for acceleration upon the achievement of goals at a rate of fifty percent for fiscal 2007 and fifty percent for fiscal 2008. Upon the filing of the Company’s Annual Report on Form 10-K for fiscal 2007, it was determined that the fiscal 2007 goals (non-GAAP revenue of $602 million and non-GAAP earnings per share of $0.52) had been achieved, accordingly fifty percent of these shares vested on November 29, 2007.

(23)	These grants are performance based and will only vest upon the achievement of certain individual objectives. Vesting of one sixth of the shares is based on individual objectives for the second half of fiscal 2007, vesting of one third of the shares is based on individual objects for each of fiscal 2008 and fiscal 2009 and vesting of one sixth of the shares is based on individual objectives for the first half of fiscal 2010. If the individual performance objectives are not achieved, the restricted stock units will not vest and will be forfeited. Ms. McCann achieved her individual objectives for the second half of fiscal 2007, accordingly one sixth of the shares vested on November 29, 2007.

OPTION EXERCISES AND STOCK VESTED

The following table shows all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by our Named Executive Officers during fiscal 2007.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Total Value
	Acquired on Exercise	Exercise	Acquired on Vesting	Realized on Vesting
Name	(#)	($)	(#)	($)

Paul A. Ricci	585,000	7,984,597	33,633	472,174
James R. Arnold, Jr.	—	—	91,954	1,750,968
Steven G. Chambers	230,000	2,150,988	77,537	1,180,186
Donald W. Hunt	—	—	62,434	641,447
Jeanne F. McCann	—	—	60,735	898,667

EMPLOYMENT, SEVERANCE AND CHANGE IN CONTROL AGREEMENTS

Chief Executive Officer

Mr. Ricci serves as our Chief Executive Officer and Chairman of the Board. We entered into an amended and restated employment agreement with Mr. Ricci effective August 11, 2006. Pursuant to the new agreement, effective October 1, 2006, Mr. Ricci received an annual base salary of $575,000, with an annual bonus opportunity of up to one hundred percent of his base salary. The Company has also agreed to reimburse Mr. Ricci for up to $10,000 of tax and financial planning services and to provide a $15,000 car allowance to Mr. Ricci. Mr. Ricci also received the following equity-based compensation awards: (i) a grant of 750,000 shares of restricted stock which shall vest on August 11, 2009 (735,445 of the shares of restricted stock were issued on August 11, 2006 and 14,555 of the shares of restricted stock were issued on October 1, 2006), provided that the vesting of fifty percent of such shares shall accelerate upon the achievement of certain performance objectives established by the Board of Directors for the Company’s 2007 fiscal year and the vesting of the remaining fifty percent of such shares shall accelerate upon the achievement of certain performance objectives established by the Board of Directors for the Company’s 2008 fiscal year and (ii) a grant of 1,000,000 stock options which vest in three equal annual installments on each anniversary of the grant date. In addition, Mr. Ricci is entitled to receive an additional grant of 250,000 shares of restricted stock if (x) the vesting of the shares of restricted stock described above is accelerated based upon the achievement of the fiscal 2007 and fiscal 2008 performance objectives or (y) the closing price of the Company’s common stock on the NASDAQ Stock Market exceeds $18 per share for a period of ninety consecutive calendar days. If issued, the additional grant of shares of restricted stock shall be scheduled to vest on August 11, 2009. The grants of equity-based compensation pursuant to the terms of the employment agreement are intended to serve as Mr. Ricci’s equity-based compensation for the three-year term of the agreement, provided, however the Compensation Committee reserves the right to make additional grants of equity-based compensation to Mr. Ricci if deemed appropriate by the Compensation Committee.

Upon any termination of Mr. Ricci’s employment by the Company, other than for cause, death or disability, or by Mr. Ricci for good reason, Mr. Ricci shall be entitled to continued payment of 1.5 times his base salary as then in effect and payment of one hundred percent of his target bonus as then in effect for a period of eighteen months following termination; provided, however, if such termination occurs within 12 months of a change in control of the Company, Mr. Ricci shall be entitled to continued payment of 2.0 times his base salary as then in effect and payment of one hundred percent of his target bonus as then in effect for a period of twenty-four months following termination. In addition, upon any termination of Mr. Ricci’s employment by the Company, other than for cause, death or disability, or by Mr. Ricci for good reason, (i) the vesting of all equity-based compensation awards issued to

Mr. Ricci prior to August 11, 2006 shall accelerate and be fully vested as of the termination date and (ii) equity-based compensation awards issued on or after August 11, 2006 shall continue to vest during the severance period and any unvested options or awards at the termination of the severance period will be forfeited, provided, however, if such termination occurs within 12 months of a change in control of the Company, the vesting of one hundred percent of Mr. Ricci’s stock options and restricted stock shall accelerate upon the termination event. Following termination of Mr. Ricci’s employment, Mr. Ricci shall be entitled to exercise all stock options granted prior to August 11, 2006 for the life of the stock option, and all stock options granted on or after August 11, 2006 for the lesser of (i) the life of the stock option or (ii) two years following the termination date. If Mr. Ricci’s employment is terminated due to his death or disability, Mr. Ricci (or his legal heirs or designees) shall be entitled to receive his base salary through the termination date and all equity-based compensation awards issued to Mr. Ricci shall accelerate and be fully vested as of the termination date. Mr. Ricci is also entitled to continuation of certain Company benefits following termination of employment, depending on the circumstances surrounding such termination. Mr. Ricci has agreed not to compete with the Company or solicit the Company’s employees or customers during the period in which he is receiving severance payments from the Company.

The agreement also provides for reimbursement to Mr. Ricci for excise tax payments which may be due pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), if payments to Mr. Ricci are deemed “parachute payments” within the meaning of Section 280G of the Code, subject to a maximum amount of $4,000,000. The Company has also agreed to provide an enhanced executive medical program and will reimburse up to $15,000 of services provided under the program annually. The Company has also agreed to reimburse Mr. Ricci up to $15,000 per year for post-retirement medical coverage for a ten year period. Mr. Ricci will only receive this benefit in the event that (i) Mr. Ricci’s employment is terminated within twelve months following a change in control of the Company or (ii) Mr. Ricci retires from active employment with the Company after the age of fifty-five.

The following table describes the potential payments upon termination of Mr. Ricci’s employment by the Company without cause (as defined in his employment agreement) or by Mr. Ricci for good reason (as defined in his employment agreement). For purposes of valuing equity awards, the amounts below are based on a per share price of $18.68, which was the closing price as reported on the NASDAQ Global Select Market on December 31, 2007.

	Termination	Resignation for		Termination
	Without Cause	Good Reason	Retirement from	Due to	Termination
	(No Change of	(No Change of	Nuance	Death or	(Change of
	Control)	Control)	After Age 55	Disability	Control )

Severance Payment	$1,725,000	$1,725,000	$—	$—	$2,300,000
Equity Awards	15,918,418	15,918,418	—	15,918,418	15,918,418
Benefits Continuation	24,767	24,767	—	33,023	33,023
Medical Coverage	—	—	150,000	—	150,000
280G “Gross-up” Payment (maximum value)	—	—	—	—	4,000,000

Total	$17,668,185	$17,668,185	$150,000	$15,951,441	$22,401,441

Other Named Executive Officers

Mr. Arnold serves as our Chief Financial Officer. As part of Mr. Arnold’s September 2004 offer letter, in the event Mr. Arnold’s employment is terminated without cause and provided he executes our standard severance agreement, Mr. Arnold will receive a severance package of six months base salary and six months paid health insurance under COBRA. If Mr. Arnold’s employment is terminated without cause within six months following a change of control, Mr. Arnold will receive a severance package of twelve months base salary and twelve months paid health insurance under COBRA, plus immediate acceleration of all of his unvested stock options or restricted stock.

Mr. Chambers serves as President of our Mobility & Consumer Services Division. As part of Mr. Chambers August 2003 offer letter, in the event Mr. Chambers’ employment is terminated for any reason other than cause, Mr. Chambers will be eligible to receive a severance package that is equal to the greater of the severance provided under the Senior Management severance plan in place at the time of his termination or six months base salary. In the event there is a change in control and Mr. Chambers’ employment is terminated within six months following the change in control, all of his unvested stock options and restricted stock will become fully vested as of the effective date of the termination of his employment. In addition, under the terms of our standard severance benefits for officers, if Mr. Chambers’ employment is terminated without cause, Mr. Chambers will receive a severance package of six months base salary and six months paid health insurance under COBRA, provided, however, if such termination occurs in connection with a change of control, Mr. Chambers will receive a severance package of twelve months base salary and twelve months paid health insurance under COBRA.

Mr. Hunt serves as our Senior Vice President, Worldwide Sales. As part of Mr. Hunt’s September 2006 offer letter, in the event Mr. Hunt’s employment is terminated without cause and provided he executes our standard severance agreement, Mr. Hunt will receive a severance package of twelve months base salary and twelve months paid health insurance under COBRA. If Mr. Hunt’s employment is terminated without cause within twelve months following a change of control, Mr. Hunt will receive a severance package of twelve months base salary and twelve months paid health insurance under COBRA, plus immediate acceleration of all of his unvested stock options or restricted stock. In addition, if there is a change of control transaction and there is a significant reduction in Mr. Hunt’s duties, position, reporting status or responsibilities during the twelve month period following the change of control transaction, Mr. Hunt will have the right to the same change of control benefits, as outlined above, provided he remains with the Company for the full one-year period following the change of control, executes our standard severance agreement and gives notice of his intent to terminate employment within 30 days of the end of the twelve month period following the change of control transaction.

Ms. McCann serves as our Executive Vice President of Operations. Under the terms of a letter addressed to Ms. McCann on February 17, 2003, in the event there is a change in control and Ms. McCann’s employment is terminated within six months following the change in control, all of her unvested stock options and restricted stock will become fully vested as of the effective date of the termination of her employment. In addition, under the terms of our standard severance benefits for officers, if Ms. McCann’s employment is terminated without cause, Ms. McCann will receive a severance package of six months base salary and six months paid health insurance under COBRA, provided, however, if such termination occurs in connection with a change of control, Ms. McCann will receive a severance package of twelve months base salary and twelve months paid health insurance under COBRA.

The following tables describe the potential payments upon termination of employment of our Named Executive Officers, other than our Chief Executive Officer, by the Company without cause (as defined in each individual employment agreement or offer letter). For purposes of valuing equity awards, the amounts below are based on a per share price of $18.68, which was the closing price as reported on the NASDAQ Global Select Market on December 31, 2007.

Termination of Employment Without a Change of Control

		Accelerated
		Vesting of
	Severance Payment	Unvested Equity	Continuation of
Name	Upon Termination	Awards	Benefits	Total

James R. Arnold, Jr.	$150,000	—	$8,225	$158,225
Steven G. Chambers	$200,000	—	$2,948	$202,948
Donald W. Hunt	$350,000	—	$16,452	$366,452
Jeanne F. McCann	$150,000	—	$2,948	$152,948

Termination of Employment With a Change of Control

		Accelerated
		Vesting of
	Severance Payment	Unvested Equity	Continuation of
Name	Upon Termination	Awards	Benefits	Total

James R. Arnold, Jr.	$300,000	$3,076,605	$16,451	$3,393,056
Steven G. Chambers	$400,000	$8,365,093	$5,896	$8,770,989
Donald W. Hunt	$350,000	$6,539,127	$16,452	$6,905,579
Jeanne F. McCann	$300,000	$4,687,480	$5,896	$4,993,376

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Each non-employee director receives an annual retainer of $30,000. The Chairman of the Audit Committee receives an annual retainer of $15,000 and the other members of the Audit Committee receive an annual retainer of $7,500. The Chairman of the Compensation Committee receives an annual retainer of $7,500 and the other members of the Compensation Committee receive an annual retainer of $5,000. The Chairmen of the Nominating and Governance Committees receive annual retainers of $5,000 and the additional members of the Nominating and Governance Committees receive an annual retainer of $2,500. In addition to the annual retainer, each non-employee director receives $2,000 for each Board meeting attended in person, $1,500 for each Committee meeting attended in person and $750 for each Board or Committee meeting attended telephonically. The Company also reimburses directors for expenses in connection with attendance at meetings.

Non-employee directors are also entitled to participate in the 1995 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan, as amended, provides for an initial grant of 30,000 restricted stock purchase rights to non-employee directors upon first joining the Board of Directors as a non-employee director, with a purchase price equal to $0.001. In addition, non-employee directors will be eligible to automatically receive annual grants of 15,000 restricted stock purchase rights on January 1 of each year, provided that, on such date, he or she shall have served on the Board of Directors for at least six months, with a purchase price equal to $0.001 per share. All restricted stock purchase rights granted to the non-employee directors will vest annually over a three-year period, subject to the non-employee director’s remaining a member of the Board of Directors on such vesting date.

The following table provides information regarding the actual cash and stock compensation paid to our non-employee directors during the 2007 fiscal year:

DIRECTOR COMPENSATION

	Fees Earned or	Stock
	Paid in Cash	Awards	Option Awards	Total
Name	($)	($)(1)	($)(2)	($)

Charles W. Berger(3)	40,500	43,142	631,856	715,498
Robert J. Frankenberg	85,250	43,142	16,676	145,068
Jeffrey A. Harris	41,750	43,142	27,456	112,348
William H. Janeway	40,500	43,142	55,824	139,466
Katharine A. Martin	48,250	43,142	16,676	108,068
Mark B. Myers	67,000	43,142	16,676	126,818
Philip J. Quigley	51,500	43,142	27,456	122,098
Robert G. Teresi	45,750	43,142	16,676	105,568
Robert M. Finch(4)	46,000	242,985	170,777	459,762
John C. Freker, Jr.(5)	42,750	242,985	170,777	456,512

(1)	Amounts set forth in the Stock Awards column represents the aggregate amount recognized for financial statement reporting purposes with respect to the directors for fiscal 2007, disregarding the estimate of forfeitures related to service-based vesting conditions, but otherwise computed in accordance with the

Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).

The grant date fair value of each Stock Awards expensed during fiscal 2007 is set forth in the following table, computed in accordance with SFAS 123(R) based on the closing stock price on the grant date. There were no stock award forfeitures by the directors during fiscal 2007.

Name	Grant Date	Shares	Value

Mr. Berger	January 1, 2007	15,000	$173,835
Mr. Frankenberg	January 1, 2007	15,000	$173,835
Mr. Harris	January 1, 2007	15,000	$173,835
Mr. Janeway	January 1, 2007	15,000	$173,835
Ms. Martin	January 1, 2007	15,000	$173,835
Mr. Myers	January 1, 2007	15,000	$173,835
Mr. Quigley	January 1, 2007	15,000	$173,835
Mr. Teresi	January 1, 2007	15,000	$173,835
Mr. Finch(4)	January 1, 2007	15,000	$173,835
Mr. Freker(5)	January 1, 2007	15,000	$173,835

The aggregate number of stock awards held by each director as of September 30, 2007 is set forth in the following table:

Name	Stock Awards

Mr. Berger	15,000
Mr. Frankenberg	15,000
Mr. Harris	15,000
Mr. Janeway	15,000
Ms. Martin	15,000
Mr. Myers	15,000
Mr. Quigley	15,000
Mr. Teresi	15,000
Mr. Finch	—
Mr. Freker	—

(2)	Amounts set forth in the Option Awards column represents the aggregate amount recognized for financial statement reporting purposes with respect to the directors for fiscal 2007, disregarding the estimate of forfeitures related to service-based vesting conditions, but otherwise computed in accordance with SFAS 123(R) based on the assumptions set forth in Note 16 to the Company’s consolidated financial statements as filed with the Securities and Exchange Commission on Form 10-K on November 29, 2007 (“Note 16”).

The grant date fair value of each option award expensed during fiscal 2007 is set forth in the following table and is computed in accordance with SFAS 123(R) based on the assumptions set forth in Note 16. There were no option award forfeitures by the directors during fiscal 2007.

Name	Grant Date	Options (#)	Value ($)

Mr. Berger(3)	September 15, 2005	365,970	1,313,027
Mr. Berger(3)	September 15, 2005	670,945	2,472,164
Mr. Berger(3)	September 15, 2005	248,444	761,232
Mr. Berger(3)	September 15, 2005	117,525	360,097
Mr. Frankenberg	January 3, 2006	15,000	64,071
Mr. Harris	September 15, 2005	50,000	109,900
Mr. Janeway	April 8, 2004	50,000	156,700
Mr. Janeway	January 3, 2006	15,000	64,071
Ms. Martin	January 3, 2006	15,000	64,071
Mr. Myers	January 3, 2006	15,000	64,071
Mr. Quigley	September 15, 2005	50,000	109,900
Mr. Teresi	January 3, 2006	15,000	64,071
Mr. Finch(4)	January 3, 2006	15,000	64,071
Mr. Finch(4)	August 11, 2003	50,000	110,930
Mr. Freker(5)	January 3, 2006	15,000	64,071
Mr. Freker(5)	August 11, 2003	50,000	110,930

The aggregate number of stock options held by each director as of September 30, 2007 is set forth in the following table:

Name	Stock Options

Mr. Berger	858,853
Mr. Frankenberg	210,854
Mr. Harris	50,000
Mr. Janeway	80,000
Ms. Martin	145,000
Mr. Myers	65,000
Mr. Quigley	184,189
Mr. Teresi	140,000
Mr. Finch	—
Mr. Freker	—

(3)	Mr. Berger’s stock compensation during fiscal 2007 included the value of 1,402,884 stock options assumed by the Company in connection with its acquisition of the former Nuance Communications, Inc., for which Mr. Berger served as Chief Executive Officer.

(4)	Mr. Finch did not stand for reelection at the 2007 Annual Meeting, accordingly, his term as a director ended on March 22, 2007. Upon the termination of his status as a director, the Board agreed to accelerate the vesting of Mr. Finch’s outstanding equity awards. The Company took an additional charge of $69,150 associated with the modification of the award to allow for acceleration of the restricted stock award and $135,347 associated with the acceleration of the unvested options.

(5)	Mr. Freker did not stand for reelection at the 2007 Annual Meeting, accordingly, his term as a director ended on March 22, 2007. Upon the termination of his status as a director, the Board agreed to accelerate the vesting of Mr. Freker’s outstanding equity awards. The Company took an additional charge of $69,150 associated with the modification of the award to allow for acceleration of the restricted stock award and $135,347 associated with the acceleration of the unvested options.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has been or is an officer or employee of Nuance Communications, Inc. None of our executive officers serves on the Board of Directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of December 31, 2007, as to (1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of the Company’s Common Stock; (2) each of our directors; (3) each Named Executive Officer; and (4) all directors and executive officers of the Company as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of Common Stock subject to options or warrants exercisable within 60 days of December 31, 2007 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, percentage ownership of outstanding shares is based on 208,225,357 shares of Common Stock outstanding as of December 31, 2007.

		Percent of
	Number	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares

Warburg Pincus(2)	42,277,057	19.32%
466 Lexington Avenue New York, NY 10017
FMR LLC	13,449,821	6.46%
82 Devonshire Street Boston, MA 02109
Westfield Capital Management Company LLC	10,535,451	5.06%
One Financial Center Boston, MA 02111
Paul A. Ricci(3)	3,925,740	1.86%
Charles W. Berger(4)	933,177	*
Robert J. Frankenberg(5)	267,675	*
Jeffrey A. Harris(6)	42,317,057	19.33%
William H. Janeway(7)	42,359,557	19.35%
Katharine A. Martin(8)	161,000	*
Mark B. Myers(9)	91,000	*
Philip J. Quigley(10)	179,579	*
Robert G. Teresi(11)	266,757	*
James R. Arnold, Jr.(12)	589,776	*
Steven G. Chambers(13)	701,612	*
Donald W. Hunt(14)	698,345	*
Jeanne F. McCann(15)	932,315	*
All directors and executive officers as a group (16 persons)(16)	52,358,591	23.05%

*	Less than 1%.

(1)	Unless otherwise indicated, the address for the following stockholders is c/o Nuance Communications, Inc., One Wayside Drive, Burlington, Massachusetts 01803.

(2)	Includes 40,970,696 shares owned directly by Warburg Pincus Private Equity VIII, L.P. (“WP VIII”) and 1,306,361 shares owned by two affiliated partnerships, Warburg Pincus Netherlands Private Equity VIII, C.V.I (“WPNPE”) and WP-WPVIII Investors, L.P. (“WP-WPVIII Investors”). Warburg Pincus Partners LLC (“WP Partners”), a direct subsidiary of Warburg Pincus & Co. (“WP”), is the sole general partner of WP VIII. WP VIII is managed by Warburg Pincus LLC (“WP LLC” and together with WP VIII, WPNPE, WP-WPVIII Investors, WP Partners and WP, the “Warburg Pincus Entities”). The total number of shares includes four warrants that were exercisable, within sixty days of December 31, 2007, for up to 525,732, 2,500,000, 863,236 and 3,177,570 shares of the Company’s Common Stock, respectively, and 3,562,238 shares of nonvoting Series B Preferred Stock. The shares that underlie the warrants and the Series B Preferred Stock have not been converted into Common Stock and are factored into the calculation of Warburg Pincus Entities beneficial ownership only for the purposes of this table. Charles R. Kaye and Joseph P. Landy are each Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus Entities. Messrs. Kaye and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus Entities.

(3)	Includes options to acquire 2,947,388 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007. Includes 375,000 unvested shares of restricted stock and 30,864 unvested restricted stock units. Mr. Ricci does not have voting rights with respect to the shares underlying the restricted stock units.

(4)	Includes options to acquire 844,828 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007 and 15,000 unvested restricted stock units. 5,000 of these shares vested on January 1, 2008. Mr. Berger does not have voting rights with respect to the shares underlying the unvested restricted stock units.

(5)	Includes options to acquire 210,854 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007 and 15,000 unvested restricted stock units. 5,000 of these shares vested on January 1, 2008. Mr. Frankenberg does not have voting rights with respect to the shares underlying the unvested restricted stock units.

(6)	Includes options to acquire 25,000 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007 and 15,000 unvested restricted stock units. 5,000 of these shares vested on January 1, 2008. Mr. Harris does not have voting rights with respect to the shares underlying the unvested restricted stock units. Mr. Harris, a director of the Company, is a general partner of WP and a Managing Director and member of WP LLC. All shares indicated as owned by Mr. Harris other than 40,000 shares are included because of his affiliation with the Warburg Pincus entities. Mr. Harris disclaims beneficial ownership of all shares held by the Warburg Pincus entities. Includes four warrants that, as of December 31, 2007, were exercisable for up to 525,732, 2,500,000, 863,236 and 3,177,570 shares of our common stock, respectively, and 3,562,238 shares of non-voting Series B Preferred Stock. The shares that underlie the warrants and the Series B Preferred Stock have not been converted into Common Stock and are factored into the calculation of Mr. Harris’ beneficial ownership only for the purposes of this table. Mr. Harris may be deemed to have a pecuniary interest in these shares.

(7)	Includes options to acquire 67,500 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007 and 15,000 unvested restricted stock units. 5,000 of these shares vested on January 1, 2008. Mr. Janeway does not have voting rights with respect to the shares underlying the unvested restricted stock units. Mr. Janeway, a director of the Company, is a senior advisor of WP LLC. All shares indicated as owned by Mr. Janeway other than 82,500 shares are included because of his affiliation with the Warburg Pincus entities. Mr. Janeway disclaims beneficial ownership of all shares held by the Warburg Pincus entities. Includes four warrants that, as of December 31, 2007, were exercisable for up to 525,732, 2,500,000, 863,236 and 3,177,570 shares of our common stock, respectively, and 3,562,238 shares of non-voting Series B Preferred Stock. The shares that underlie the warrants and the Series B Preferred Stock have not been converted into Common Stock and are factored into the calculation of Mr. Janeway’s beneficial ownership only for the purposes of this table. Mr. Janeway may be deemed to have a pecuniary interest in these shares.

(8)	Includes options to acquire 145,000 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007 and 15,000 unvested restricted stock units. 5,000 of these shares vested on

January 1, 2008. Ms. Martin does not have voting rights with respect to the shares underlying the unvested restricted stock units.

(9)	Includes options to acquire 65,000 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007 and 15,000 unvested restricted stock units. 5,000 of these shares vested on January 1, 2008. Mr. Myers does not have voting rights with respect to the shares underlying the unvested restricted stock units.

(10)	Includes options to acquire 159,189 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007 and 15,000 unvested restricted stock units. 5,000 of these shares vested on January 1, 2008. Mr. Quigley does not have voting rights with respect to the shares underlying the unvested restricted stock units. 5,390 shares are held indirectly in a Trust.

(11)	Includes options to acquire 140,000 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007 and 15,000 unvested restricted stock units. 5,000 of these shares vested on January 1, 2008. Mr. Teresi does not have voting rights with respect to the shares underlying the unvested restricted stock units. 111,757 shares are held indirectly in a Trust.

(12)	Includes options to acquire 409,375 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007 and 76,801 unvested restricted stock units. Mr. Arnold does not have voting rights with respect to the shares underlying the restricted stock units.

(13)	Includes options to acquire 186,667 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007 and 404,898 unvested restricted stock units. Mr. Chambers does not have voting rights with respect to the shares underlying the restricted stock units.

(14)	Includes options to acquire 133,333 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007 and 362,500 unvested restricted stock units. Mr. Hunt does not have voting rights with respect to the shares underlying the restricted stock units.

(15)	Includes options to acquire 628,917 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007, 208,051 unvested shares of restricted stock units. Ms. McCann does not have voting rights with respect to the shares underlying the restricted stock units.

(16)	Includes options to acquire 6,388,050 shares of the Company’s Common Stock that are exercisable within 60 days of December 31, 2007, 375,000 unvested shares of restricted stock and 1,863,879 unvested restricted stock units. Also includes, as outlined in footnotes 6 and 7 above, four warrants that as of December 31, 2007 were exercisable for up to 525,732, 2,500,000, 863,236, and 3,177,570 shares of the Company’s Common Stock, respectively, and 3,562,238 shares of non-voting Series B Preferred Stock. The shares that underlie the warrants and the Series B Preferred Stock have not been converted into the Company’s Common Stock and are factored into the calculation of beneficial ownership only for the purposes of this table.

EQUITY COMPENSATION PLAN INFORMATION

As of September 30, 2007, there were 18,240,722 shares subject to issuance upon exercise of outstanding options or awards under all of our equity compensation plans referred to in the table below, at a weighted average exercise price of $6.48, and with a weighted average remaining life of 5.2 years. As of September 30, 2007 there were 4,383,262 shares available for issuance under those plans.

The following table provides information as of September 30, 2007 with respect to the shares of Common Stock that may be issued under existing equity compensation plans.

(c)
Number of
Securities
Remaining
			(b)	Available for Future
	(a)		Weighted	Issuance Under
	Number of		Average	Equity
	Securities to be		Exercise Price	Compensation
	Issued Upon		of	Plans (Excluding
	Exercise of		Outstanding	Securities Reflected
	Options		Options	in Column (a))

Equity compensation plans approved by shareholders(1)	8,129,790	(2)	$7.50	4,281,015	(3)
Equity compensation plans not approved by shareholders(4)(5)	6,881,797	(6)(7)	$6.70	472,300

Total equity compensation plans	15,011,587		$7.13	4,753,315

(1)	Consists of our 1995 Directors’ Stock Option Plan, 1993 Incentive Stock Option Plan, 1995 Employee Stock Purchase Plan, 1997 Employee Stock Option Plan, 1998 Stock Option Plan and 2000 Stock Plan.

(2)	Excludes securities to be issued upon vesting of restricted stock units. As of September 30, 2007, 4,294,860 shares of the Company’s Common Stock were issuable upon vesting of the restricted stock units.

(3)	Includes 370,053 shares of the Company’s Common Stock available for future issuance under the 1995 Employee Stock Purchase Plan.

(4)	Includes a stand-alone stock option grant to Mr. Ricci and Mr. Hunt described more fully below, our 2000 Nonstatutory Stock Option Plan and our 2003 Stock Plan (formerly the SpeechWorks International, Inc. 2000 Employee, Director and Consultant Stock Plan).

(5)	Excludes options assumed by the Company in the acquisitions of Caere, the former Nuance Communications, Inc., BeVocal, Inc. and VoiceSignal Technologies, Inc. As of September 30, 2007, a total of 3,229,135 shares of the Company’s Common Stock were issuable upon exercise of the assumed options. The weighted average exercise price of the outstanding assumed options is $3.43 per share and they have an average weighted life remaining of 6 years. All outstanding assumed options from the Caere acquisition are fully vested and exercisable. 2,229,508 of the 2,408,370 options outstanding in connection with the acquisition of the former Nuance Communications, Inc. were exercisable as of September 30, 2007. 597,214 of the options assumed and outstanding in connection with the acquisition of BeVocal, Inc. were exercisable as of September 30, 2007 due to an early exercise provision in the plan. 15,583 of the 114,909 options assumed and outstanding in connection with the acquisition of VoiceSignal Technologies, Inc. were exercisable as of September 30, 2007. No additional options may be granted under the assumed options or their related plans.

(6)	Excludes securities to be issued upon vesting of restricted stock units under the Company’s assumed 2003 Stock Plan (formerly SpeechWorks International, Inc. 2000 Employee, Director and Consultant Stock Plan). As of September 30, 2007, 518,799 shares of the Company’s Common Stock were issuable upon vesting of restricted stock units.

Excludes stand-alone restricted stock unit awards that were issued pursuant to the hiring of Mr. Hunt totaling 600,000. See Grants of Plan Based Awards table for details of these awards issued to Mr. Hunt.

Excludes stand-alone restricted stock unit awards issued in connection with the Company’s acquisitions of BeVocal, VoiceSignal Technologies, Inc. and Tegic Corporation. A total of 1,090,250 restricted stock units were unvested as of September 30, 2007. Shares subject to the restricted stock units vest over a three to four year period.

(7)	Includes the remaining outstanding shares from a stand-alone stock option to purchase 1,040,000 shares of the Company’s Common Stock granted to Mr. Ricci at a per share exercise price of $1.3438 on August 17, 2000. This option, which was issued in connection with the hiring of Mr. Ricci, is fully vested and exercisable. In the event of termination of employment, Mr. Ricci will have the remaining term of the option to exercise any unexercised options.

Includes a stand-alone stock option to purchase 400,000 shares of the Company’s Common Stock granted to Mr. Hunt at a per share exercise price of $9.61 on October 10, 2006. This option, which was issued in connection with the hiring of Mr. Hunt, has no shares exercisable as of September 30, 2007. See Grants of Plan Based Awards table for further details of this award issued to Mr. Hunt.

Includes stand-alone stock option grants that were issued in connection with the Company’s acquisition of BeVocal, Inc. A total of 648,000 stock options to purchase shares of the Company’s Common Stock were outstanding as of September 30, 2007. These options were issued at a price of $16.30, have a seven-year term and as of September 30, 2007 there were no shares exercisable.

Description of Plans Not Adopted by Stockholders

2000 Nonstatutory Stock Option Plan (the “NSO Plan”)

In August 2000, the Board of Directors approved our NSO Plan. The NSO Plan has not been approved by our stockholders. The NSO Plan, which has been amended from time to time, provides for the grant of nonstatutory stock options to employees and consultants. A total of 10,150,000 shares of Common Stock have been reserved for issuance under the NSO Plan. Of this amount, as of September 30, 2007, options with respect to 3,143,992 shares were outstanding, and 259,366 shares were available for future grants. All of the outstanding options were granted with an exercise price at or above fair market value, ranging from $0.66 to $18.01 per share with an average per share exercise price of $5.45. Vesting schedules of the options range from 2 to 4 years, and they have a maximum term of 10 years. All future options will be issued at or above fair market value with a maximum option term of 7 years.

Nuance 2003 Stock Plan (formerly the SpeechWorks International, Inc. 2000 Employee, Director and Consultant Stock Plan) (the “2003 Plan”)

In August 2003, in connection with the SpeechWorks acquisition, the Company assumed the 2003 Plan. The 2003 Plan provides for the grant of nonstatutory stock options or stock purchase rights to employees and consultants that were not employed by the Company prior to the time of the acquisition. A total of 4,402,011 shares of Common Stock have been reserved for issuance under the 2003 Plan. Of this amount, as of September 30, 2007, options with respect to 1,647,836 shares were outstanding, stock purchase units with respect to 518,799 shares were outstanding, and 212,934 shares were available for future grants. All outstanding options were granted with an exercise price at or above fair market value, ranging from $3.46 to $18.01 per share with an average per share price of $7.9859. Vesting schedules of the options range from 3 to 4 years, and have a maximum term of 10 years. All future options will be issued at or above fair market value with a maximum option term of 7 years.

Item 13.	Certain Relationships and Related Transactions

On May 5, 2005, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company, Warburg Pincus Private Equity VIII, L.P. and certain of its affiliated funds (collectively, “Warburg Pincus”) pursuant to which Warburg Pincus agreed to purchase and we agreed to sell 3,537,736 shares of our common stock and warrants to purchase 863,236 shares of our common stock for an aggregate purchase price of $15.1 million. The warrants have an exercise price of $5.00 per share and a term of four years. On May 9, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. We also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company and Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and we agreed to sell 14,150,943 shares of our common stock and warrants to purchase 3,177,570 shares of our common stock for an aggregate purchase price of

$60.0 million. The warrants have an exercise price of $5.00 per share and a term of four years. On September 15, 2005, the sale of the shares and the warrants pursuant to the Stock Purchase Agreement was completed. The net proceeds from these two fiscal 2005 financings were $73.9 million. In connection with the financings, we granted Warburg Pincus registration rights giving Warburg Pincus the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to Warburg Pincus under both the Securities Purchase Agreement and Stock Purchase Agreement, including shares of common stock underlying the warrants.

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

During the fiscal year ended September 30, 2007, the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation, acted as primary outside corporate and securities counsel to the Company. Ms. Martin, a member of our Board of Directors, is a member of Wilson Sonsini Goodrich & Rosati and currently serves on the firm’s Executive Management Committee and Finance Committee. For the fiscal year ended September 30, 2007, the Company paid $8.6 million to Wilson Sonsini Goodrich & Rosati for professional services provided to the Company. As of September 30, 2007, the Company had $5.1 million included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

The Board of Directors has determined that Ms. Martin and each of Messrs. Frankenberg, Harris, Janeway, Myers and Quigley are independent within the meaning of the listing standards of the NASDAQ Stock Market.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees During Fiscal Years 2006 and 2007

The following table sets forth the approximate aggregate fees paid by the Company to BDO Seidman, LLP during the fiscal years ended September 30, 2006 and September 30, 2007.

	Fiscal 2006	Fiscal 2007

Audit Fees(1)	$3,292,675	$3,323,235
Audit Related Fees(2)	$1,564,870	$489,935
Tax Fees(3)	$23,945	$10,000
All Other Fees	—	—

Total Fees	$4,881,490	$3,823,170

(1)	Audit Fees. This category represents fees billed for professional services rendered by the principal accountant for the audits of the registrant’s annual financial statements and internal controls over financial reporting, and review of the interim financial statements included in the registrant’s quarterly reports on Form 10-Q, and statutory audits and other SEC filings.

(2)	Audit Related Fees. This category represents fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of registrant’s financial statements, primarily accounting consultations and audits of significant acquirees.

(3)	Tax Fees. This category represents fees billed for professional services rendered by the principal accountant for tax compliance, advice and planning, primarily for tax compliance.

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

The pre-approval procedures include execution by the Chief Financial Officer and Audit Committee Chairperson, on behalf of the Company and the entire Audit Committee, of an audit and quarterly review engagement letter and pre-approval listing of other permitted professional services anticipated to be rendered during the foreseeable future. Additionally, from time to time, we may desire additional permitted professional services for which specific pre-approval is obtained from the Audit Committee Chairman, acting on behalf of the Company and entire Audit Committee, before provision of such services commences. In doing this, the Company and Audit Committee have established a procedure whereby a BDO Seidman, LLP representative, in conjunction with the Chief Financial Officer or Chief Accounting Officer, contacts the Audit Committee Chairman and obtains pre-approval for such services on behalf of the entire Audit Committee, to be followed by a written engagement letter, as appropriate, confirming such arrangements between BDO Seidman, LLP and the Company. In addition, on a periodic basis, the entire Audit Committee is provided with a summary of all pre-approved services to date for its review. During the fiscal year ended September 30, 2007, all services provided by our independent registered public accounting firm were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

(1) Financial Statements — The financial statements were previously filed with the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2007, filed on November 29, 2007.

(2) Financial Statement Schedules — All schedules have been omitted as the requested information is inapplicable or the information is presented in the financial statements or related notes previously filed with the Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed on November 29, 2007.

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

Date: January 25, 2008	/s/ Paul A. Ricci Paul A. Ricci, Chief Executive Officer and Chairman of the Board(Principal Executive Officer)

Date: January 25, 2008	/s/ James R. Arnold, Jr. James R. Arnold, Jr., Senior Vice President and Chief Financial Officer(Principal Financial Officer)

Date: January 25, 2008	/s/ Steven E. Hebert Steven E. Hebert, Chief Accounting Officer (Principal Accounting Officer)

Date: January , 2008	Charles W. Berger, Director

Date: January 25, 2008	/s/ Robert J. Frankenberg Robert J. Frankenberg, Director

Date: January 25, 2008	/s/ Jeffrey A. Harris Jeffrey A. Harris, Director

Date: January 25, 2008	/s/ William H. Janeway William H. Janeway, Director

Date: January 25, 2008	/s/ Katharine A. Martin Katharine A. Martin, Director

Date: January 25, 2008	/s/ Mark B. Myers Mark B. Myers, Director

Date: January , 2008	Philip J. Quigley, Director

Date: January 25, 2008	/s/ Robert G. Teresi Robert G. Teresi, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Purchase Agreement, dated October 7, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.4	12/6/2002
2.2	Amendment No. 1 to Purchase Agreement, dated as of December 20, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.5	2/7/2003
2.3	Amendment No. 2 to Purchase Agreement, dated as of January 29, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.6	2/7/2003
2.4	Agreement and Plan of Reorganization, dated April 23, 2003, by and among the Registrant, Spiderman Acquisition Corporation and SpeechWorks International, Inc.	S-4	33-106184	Annex A	6/17/2003
2.5	Agreement and Plan of Merger, dated as of November 14, 2004, by and among ScanSoft, Write Acquisition Corporation, ART Advanced Recognition Technologies, Inc., and with respect Article I, Article VII and Article IX only, Bessemer Venture Partners VI, LP, as stockholder representative.	8-K	0-27038	2.1	11/18/2004
2.6	Agreement and Plan of Merger, dated as of November 15, 2004, by and among Phonetic Systems, LTD., Phonetics Acquisition LTD., ScanSoft, and Magnum Communications Fund L.P., as stockholder representative.	8-K	0-27038	2.2	11/18/2004
2.7	Amended and Restated Agreement and Plan of Merger, made and entered into as of February 1, 2005, and effective as of November 15, 2004, by and among ScanSoft, Phonetics Acquisition Ltd., Phonetic Systems Ltd. and Magnum Communications Fund L.P., as Shareholder Representative.	8-K	0-27038	2.1	2/7/2005
2.8	Agreement and Plan of Merger by and among ScanSoft, Nova Acquisition Corporation, Nova Acquisition LLC, and Nuance Communications, Inc., dated May 9, 2005.	8-K	0-27038	1.1	5/10/2005
2.9	Agreement and Plan of Merger by and among Nuance Communications, Inc., Phoenix Merger Sub, Inc. and Dictaphone Corporation dated as of February 7, 2006.	8-K	0-27038	2.1	2/9/2006

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.10	Stock Purchase Agreement, dated as of June 21, 2007, by and among AOL LLC, Tegic Communications, Inc. and Nuance Communications, Inc.	8-K	0-27038	2.1	6/27/2007
2.11	Agreement and Plan of Merger by and among Nuance, Vicksburg Acquisition Corporation, Voice Signal Technologies, Inc., U.S. Bank National Association, as Escrow Agent, and Stata Venture Partners, LLC, as Stockholder Representative, dated as of May 14, 2007	8-K	0-27038	2.1	5/18/2007
2.12	Agreement and Plan of Merger by and among Nuance Communications, Inc., Beryllium Acquisition Corporation, Beryllium Acquisition LLC and BeVocal, Inc. dated as of February 21, 2007.	8-K	0-27038	2.1	2/27/2007
2.13	Share Purchase Agreement dated March 13, 2007 by and among Nuance Communications, Inc., Bethany Advisors Inc., Focus Softek India (Private) Limited and U.S. Bank National Association, as Escrow Agent.	8-K	0-27038	2.1	3/22/2007
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Common Stock Purchase Warrant.	S-4	333-70603	Annex A	1/14/1999
4.3	Securities Purchase Agreement, dated March 19, 2004, by and among Xerox Imaging Systems, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., Warburg Pincus Germany Private Equity VIII K.G., and the Registrant.	10-Q	0-27038	4.1	5/10/2004
4.4	Stockholders Agreement, dated March 19, 2004, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	5/10/2004

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.5	Common Stock Purchase Warrants, dated March 15, 2004, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.3	5/10/2004
4.6	Stock Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex F	8/1/2005
4.7	Amended and Restated Stockholders Agreement, dated May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex G	8/1/2005
4.8	Common Stock Purchase Warrants, dated May 9, 2005, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4	333-125496	4.11	6/3/2005
4.9	Securities Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I. and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	8/9/2005
4.10	Indenture, dated as of August 13, 2007, between Nuance Communications, Inc. and U.S. Bank National Association, as Trustee (including form of 2.75% Convertible Subordinated Debentures due 2027).	8-K	0-27038	4.1	8/17/2007
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci.*	S-8	333-49656	4.3	11/9/2000
10.4	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan.*	S-8	333-33464	10.4	3/29/2000
10.5	1993 Incentive Stock Option Plan, as amended.*	S-1	33-100647	10.17	10/21/2002

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.6	1995 Employee Stock Purchase Plan, as amended and restated on April 27, 2000.*	14A	0-27038	Annex D	4/13/2004
10.7	Amended and Restated 1995 Directors’ Stock Option Plan, as amended.*	14A	0-27038	10.2	3/17/2005
10.8	1997 Employee Stock Option Plan, as amended.*	S-1	33-100647	10.19	10/21/2002
10.9	1998 Stock Option Plan.*	S-8	333-74343	99.1	3/12/1999
10.10	Amended and Restated 2000 Stock Option Plan.*	14A	0-27038	10.1	3/17/2005
10.11	2000 Nonstatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.12	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.13	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.14	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.15	Nuance Communications 1998 Stock Plan.*	S-8	333-128396	4.3	9/16/2005
10.16	Nuance Communications 1994 Flexible Stock Incentive Plan.*	S-8	333-128396	4.4	9/16/2005
10.17	Form of Restricted Stock Purchase Agreement.*	10-K/A	0-27038	10.29	12/15/2006
10.18	Form of Restricted Stock Unit Purchase Agreement.*	10-K/A	0-27038	10.29	12/15/2006
10.19	Form of Stock Option Agreement.*	10-K/A	0-27038	10.29	12/15/2006
10.20	2005 Severance Benefit Plan for Executive Officers.*	10-Q	0-27038	10.1	5/10/2005
10.21	Officer Short-term Disability Plan.*	10-Q	0-27038	10.2	5/10/2005
10.22	Technology Transfer and License Agreement, dated as of January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	10.30	2/7/2003
10.24	Letter, dated February 17, 2003, from the Registrant to Jeanne McCann regarding certain employment matters.*	10-Q	0-27038	10.1	5/15/2003
10.25	Employment Agreement, effective August 11, 2006, by and between the Registrant and Paul A. Ricci.*	8-K	0-27038	10.1	11/8/2006
10.26	Employment Agreement, dated March 9, 2004, by and between the Registrant and John Shagoury.*	10-Q	0-27038	10.1	8/9/2004
10.27	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters.*	10-Q	0-27038	10.2	8/9/2004
10.28	Letter, dated September 27, 2004, from the Registrant to James R. Arnold, Jr. regarding certain employment matters.*	10-KT	0-27038	10.39	1/6/2005

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.29	Letter dated September 25, 2006, from the Registrant to Don Hunt regarding certain employment matters.	10-K/A	0-27038	10.29	12/15/2006
10.30	Registration Rights Agreement, dated as of August 13, 2007, among Nuance Communications, Inc. and Citigroup Global Markets Inc. and Goldman Sachs & Co.	8-K	0-27038	10.1	8/17/2007
10.31	Purchase Agreement, dated as of August 7, 2007, by and among Nuance Communications, Inc., Citigroup Global Markets Inc. and Goldman, Sachs & Co.	8-K	0-27038	10.1	8/9/2007
10.32	Amended and Restated Credit Agreement dated as of April 5, 2007, among Nuance Communications, Inc., the Lenders party thereto from time to time, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC and Banc Of America Securities LLC, as co-arrangers, and Citigroup Global Markets INC., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as joint bookrunners.	8-K	0-27038	10.1	4/10/2007
10.33	Amendment Agreement, dated as of April 5, 2007, among Nuance, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, INC., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, the Lenders, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, Credit Suisse Securities (USA) LLC, as joint bookrunner and co-arranger, and Banc Of America Securities LLC, as co-arranger.	8-K	0-27038	10.2	4/10/2007
10.34	Increase Joinder, dated as of August 24, 2007, by and among Nuance Communications, Inc. and the other parties identified therein, to the Amended and Restated Senior Secured Credit Facility dated as of April 5, 2007.	8-K	0-27038	10.1	8/20/2007
10.35	Stock Option Agreement, dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.36	Restricted Stock Purchase Agreement (Performance Based Vesting), dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007
10.37	Restricted Stock Purchase Agreement (Time Based Vesting), dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007
14.1	Registrant’s Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004
21.1	Subsidiaries of the Registrant.	10-K	0-27038	21.1	11/29/2007
23.1	Consent of BDO Seidman, LLP.	10-K	0-27038	23.1	11/29/2007
24.1	Power of Attorney. (See Signature Page).	10-K	0-27038	24.1	11/29/2007
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

*	Denotes management compensatory plan or arrangement