Form 10-Q
period 2007-12-31
Nuance Communications, Inc.
filed 2008-02-11
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
781-565-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐     No ☑

209,039,966 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of January 31, 2008.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1.	Financial Statements

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(Unaudited)
	(In thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$323,708	$184,335
Marketable securities	631	2,628
Accounts receivable, less allowances of $21,539 and $22,074, respectively	193,988	174,646
Acquired unbilled accounts receivable	50,617	35,061
Inventories, net	6,971	8,013
Prepaid expenses and other current assets	13,646	16,489
Deferred tax assets	422	444

Total current assets	589,983	421,616

Land, building and equipment, net	38,732	37,618
Goodwill	1,322,496	1,249,642
Other intangible assets, net	404,655	391,190
Other assets	73,306	72,721

Total assets	$2,429,172	$2,172,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$7,163	$7,430
Contingent acquisition payment	49,806	—
Accounts payable	47,690	55,659
Accrued expenses	91,605	83,245
Current portion of accrued business combination costs	12,179	14,547
Deferred maintenance revenue	70,637	68,075
Unearned revenue and customer deposits	41,519	27,787

Total current liabilities	320,599	256,743

Long-term debt and obligations under capital leases, net of current portion	898,574	899,921
Accrued business combination costs, net of current portion	36,519	35,472
Deferred revenue, net of current portion	12,790	13,185
Deferred tax liability	27,279	26,038
Other liabilities	18,513	63,161

Total liabilities	1,314,274	1,294,520

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000,000 shares authorized; 211,415,094 and 196,368,445 shares issued and 208,192,775 and 193,178,708 shares outstanding, respectively	210	196
Additional paid-in capital	1,328,851	1,078,020
Treasury stock, at cost (3,222,319 and 3,189,737 shares, respectively)	(16,070)	(15,418)
Accumulated other comprehensive income	17,775	14,979
Accumulated deficit	(220,499)	(204,141)

Total stockholders’ equity	1,114,898	878,267

Total liabilities and stockholders’ equity	$2,429,172	$2,172,787

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share amounts)

Revenue:
Product and licensing	$97,936	$75,740
Professional services, subscription and hosting	62,420	27,965
Maintenance and support	34,668	29,716

Total revenue	195,024	133,421

Costs and expenses:
Cost of revenue:
Cost of product and licensing	11,585	10,211
Cost of professional services, subscription and hosting	44,824	20,553
Cost of maintenance and support	7,445	6,979
Cost of revenue from amortization of intangible assets	4,987	2,886

Total cost of revenue	68,841	40,629

Gross margin	126,183	92,792
Operating expenses:
Research and development	27,846	16,512
Sales and marketing	56,007	43,861
General and administrative	25,235	15,385
Amortization of other intangible assets	11,499	5,150
Restructuring and other charges	2,152	—

Total operating expenses	122,739	80,908

Income from operations	3,444	11,884
Other income (expense):
Interest income	1,654	1,405
Interest expense	(15,285)	(7,688)
Other (expense) income, net	(613)	(517)

Income (loss) before income taxes	(10,800)	5,084
Provision for income taxes	4,625	6,319

Net loss	$(15,425)	$(1,235)

Basic and diluted earnings per share:
Basic and diluted	$(0.08)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	194,528	169,505

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	share amounts)
Cash flows from operating activities
Net loss	$(15,425)	$(1,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	3,708	2,612
Amortization of other intangible assets	16,486	8,036
Restructuring and other charges	2,152	—
Accounts receivable allowances	725	230
Share-based payments	15,175	8,590
Non-cash interest expense	1,319	1,154
Deferred tax provision	2,812	4,436
Excess tax benefits from share-based payments	—	(658)
Other	(12)	417
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	21,202	(8,671)
Inventories	1,066	(1,310)
Prepaid expenses and other assets	4,354	(1,207)
Accounts payable	(7,581)	6,577
Accrued expenses and other liabilities	(878)	(186)
Deferred maintenance revenue, unearned revenue and customer deposits	(4,112)	7,357

Net cash provided by operating activities	40,991	26,142

Cash flows from investing activities
Capital expenditures for property and equipment and patent licenses	(3,264)	(2,788)
Payments for acquisitions, net of cash acquired	(16,957)	(3,808)
Proceeds from maturities of marketable securities	1,999	—
Payments for minority investment	(2,172)	—
Payments for capitalized patent defense costs and licensing agreements	(2,188)	(1,685)
Change in restricted cash balances	297	(72)

Net cash used in investing activities	(22,285)	(8,353)

Cash flows from financing activities
Payments of notes payable and capital leases	(2,330)	(916)
Deferred acquisition payments	—	(1,150)
Purchase of treasury stock	(652)	(26)
Payments on other long-term liabilities	(2,931)	(2,755)
Proceeds from issuance of common stock, net of issuance costs	131,455	—
Excess tax benefits from share-based payments	—	658
Net proceeds (uses) from employee share-based payment plans	(5,566)	4,231

Net cash provided by financing activities	119,976	42

Effects of exchange rate changes on cash and cash equivalents	691	(442)

Net increase in cash and cash equivalents	139,373	17,389
Cash and cash equivalents at beginning of period	184,335	112,334

Cash and cash equivalents at end of period	$323,708	$129,723

Supplemental disclosure of cash flow information:
Cash paid (refund) for income taxes	$(1,068)	$1,067

Cash paid for interest	$12,173	$6,769

Non cash investing and financing activities:
Issuance of 784,266 shares of common stock in connection with the acquisition of Mobile Voice Control, Inc.	$—	$8,300

Issuance of 866,356 shares and 4,432,202 shares of common stock in connection with the acquisitions of Vocada, Inc. and Viecore, Inc., respectively	$110,870	$—

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

On November 2, 2007, the Company acquired Vocada, Inc. (“Vocada”), a provider of software and other products for managing critical medical test results, and on November 26, 2007, the Company acquired Viecore, Inc. (“Viecore”), a consulting and systems integration firm (Note 3).

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at December 31, 2007, the results of operations for the three month periods ended December 31, 2007 and 2006, and cash flows for the three month periods ended December 31, 2007 and 2006. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with U.S. generally accepted accounting principles has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission on November 29, 2007. The results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008, or any future period.

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

Revenue Recognition

The Company recognizes revenue from the sale of software products and licensing of technology in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, with Respect to Certain Transactions,” and related authoritative literature. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. In accordance with SOP 97-2, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable.

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

Non-software revenue is recognized in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” Under SAB 104, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable and (iv) collectibility is reasonably assured.

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

When the Company provides professional services considered essential to the functionality of the software, it recognizes revenue from the professional services as well as any related software licenses on a percentage-of-completion basis in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”. In these circumstances, the Company separates license revenue from professional service revenue for income statement presentation by classifying the vendor-specific objective evidence of the fair value of professional service revenue as professional service revenue and the residual portion as license revenue. The Company generally determines the percentage-of-completion by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. The Company considers labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

When products are sold through distributors or resellers, title and risk of loss generally passes upon shipment, at which time the transaction is invoiced and payment is due. Shipments to distributors and resellers without right of return are recognized as revenue upon shipment by the Company. Certain distributors and value-added resellers

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangible Assets

The Company has significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and other intangible assets are fixed assets, patents and core technology, completed technology, customer relationships and trademarks. All finite-lived intangible assets are amortized based upon patterns in which the economic benefits of such assets are expected to be utilized. The values of intangible assets, with the exception of goodwill and intangible assets with indefinite lives, were initially determined by a risk-adjusted, discounted cash flow approach. The Company assesses the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Factors it considers important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner or use of the acquired assets or the strategy for the Company’s overall business;

•	significant negative industry or economic trends;

•	significant decline in the Company’s stock price for a sustained period; and

•	a decline in the Company’s market capitalization below net book value.

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken during the three month periods ended December 31, 2007 or 2006, based on the review of long-lived assets under SFAS 144. The Company may make business decisions in the future which may result in the impairment of intangible assets.

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

Capitalized Patent Defense Costs

The Company monitors the anticipated outcome of legal actions, and if it determines that the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. Upon successful defense of litigation, the amounts previously capitalized are amortized over the remaining life of the patent. As of December 31, 2007 and September 30, 2007, capitalized patent defense costs totaled $6.3 million and $6.4 million, respectively.

Comprehensive loss

Comprehensive loss consists of net loss, current period foreign currency translation adjustments, and unrealized gains (losses) on cash flow hedge derivatives. For the purposes of comprehensive loss disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to reinvest undistributed earnings in its foreign subsidiaries permanently.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006

Net loss	$(15,425)	$(1,235)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,485	873
Net unrealized (loss) gain on cash flow hedge derivatives	(691)	204
Net unrealized gains on investments	2	—

Other comprehensive income	2,796	1,077

Total comprehensive loss	$(12,629)	$(158)

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share,” and EITF 03-06, “Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share.’ ” EITF 03-06 provides guidance on “participating security” for purposes of computing earnings per share including when using the two-class method for computing basic earnings per share. The Company has determined that its outstanding Series B convertible preferred stock represents a participating security.

Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Net losses are not allocated to preferred stockholders.

Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares including outstanding stock options using the treasury stock method, unvested restricted stock, shares held in escrow, warrants, and the convertible debenture using the as converted method. Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating 24.9 million shares and 23.5 million shares for the three month periods ended December 31, 2007 and 2006, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

Accounting for Share-Based Payments

The Company accounts for share-based payments to employees, including grants of employee stock options, purchases under employee stock purchase plans, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”) in accordance with SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.” SFAS 123R requires the recognition of the fair value of share-based payments as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period. Based on the provisions of SFAS 123R the Company’s share-based payment awards are accounted for as equity

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments. The amounts included in the consolidated statements of operations relating to share-based payments are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2007	2006

Cost of product and licensing	$4	$5
Cost of professional services, subscription and hosting	1,604	544
Cost of maintenance and support	326	188
Research and development	3,584	1,207
Sales and marketing	5,040	3,449
General and administrative	4,617	3,197

	$15,175	$8,590

Stock Options

The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted stock options to purchase the Company’s common stock generally at the fair market value. The Company’s plans do not allow for options to be granted at below fair market value nor can they be re-priced at anytime. Options granted under original plans of the Company become exercisable over various periods, typically two to four years and have a maximum term of 7 years. The Company also assumed option plans in connection with certain of its acquisitions. These stock options are governed by the original agreements that they were issued under, but are now exercisable for shares of the Company’s common stock. All stock options have been granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant. The table below summarizes activity relating to stock options for the three months ended December 31, 2007:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2007	18,240,722	$6.48
Granted	231,000	$19.82
Exercised	(731,650)	$4.42
Forfeited	(331,793)	$12.51
Expired	(9,021)	$1.36

Outstanding at December 31, 2007	17,399,258	$6.63	5.0 years	$209.9 million

Exercisable at December 31, 2007	11,123,315	$4.48	4.5 years	$157.9 million

Exercisable at December 31, 2006	12,718,079	$4.01	5.1 years	$94.8 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2007 ($18.68) and the purchase price of the underlying options.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the total unamortized fair value of stock options was $35.4 million with a weighted average remaining recognition period of 2.3 years. A summary of weighted-average grant-date fair value and intrinsic value of stock options exercised is as follows:

	2007	2006

Weighted-average grant-date fair value per share	$9.38	$4.55
Total intrinsic value of stock options exercised (in millions)	$11.02	$7.32

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of options. The fair value of the stock options granted during the three month periods ended December 31, 2007 and 2006 were calculated using the following weighted-average assumptions:

	2007	2006

Dividend yield	0.0%	0.0%
Expected volatility	50.1%	54.8%
Average risk-free interest rate	4.3%	4.7%
Expected term (in years)	4.8	3.8

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and the historical implied volatility from traded options with a term of 180 days or greater. The risk-free interest rate is derived from the average U.S. Treasury STRIPS rate during the period, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. The Company estimates the expected term based on the historical exercise behavior.

Restricted Awards

The Company is authorized to issue equity incentive awards in the form of Restricted Awards, including Restricted Units and Restricted Stock, which are individually discussed below. Unvested Restricted Awards may not be sold, transferred or assigned. The fair value of the Restricted Awards is measured based upon the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share of the awards. The Restricted Awards generally are subject to vesting over a period of two to four years, and may have opportunities for acceleration for achievement of defined goals. The Company also issued certain Restricted Awards with vesting solely dependent on the achievement of specified performance targets. The fair value of the Restricted Awards is amortized to expense over its applicable requisite service period using the straight-line method. In the event that the employees’ employment with the Company terminates, or in the case of awards with only performance goals, if those goals are not met, any unvested shares are forfeited and revert to the Company.

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units for the three months ended December 31, 2007:

	Number of Shares	Weighted Average
	Underlying	Remaining	Aggregate
	Restricted Units	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2007	6,808,800
Granted	2,942,371
Released	(989,514)
Forfeited	(309,672)

Outstanding at December 31, 2007	8,451,985	1.6 years	$157.9 million

Vested and expected to vest	7,449,380	1.5 years	$139.1 million

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2007 ($18.68) and the purchase price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of December 31, 2007, unearned share-based payment expense related to unvested Restricted Units is $83.4 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.9 years. 33.8% of the Restricted Units outstanding as of December 31, 2007 is subject to performance vesting acceleration conditions. A summary of weighted-average grant-date fair value and intrinsic value of Restricted Units vested is as follows:

	2007	2006

Weighted-average grant-date fair value per share	$19.32	$10.12
Total intrinsic value of shares vested (in millions)	$19.94	$2.63

Restricted Stock is included in the issued and outstanding common stock in these financial statements at the date of grant. The table below summarizes activity relating to Restricted Stock for the three months ended December 31, 2007:

	Number of Shares	Weighted Average
	Underlying	Grant Date
	Restricted Stock	Fair Value

Outstanding at September 30, 2007	1,195,902	$6.17
Vested	(376,004)	$7.58

Outstanding at December 31, 2007	819,898	$5.53

The purchase price for vested Restricted Stock is $0.001 per share. As of December 31, 2007, unearned share-based payment expense related to unvested Restricted Stock is $1.7 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 0.9 years. None of the Restricted Stock outstanding as of December 31, 2007 are subject to performance vesting acceleration conditions. A summary of weighted-average grant-date fair value and intrinsic value of Restricted Stock vested is as follows:

	2007	2006

Weighted-average grant-date fair value per share	n/a	$8.24
Total intrinsic value of shares vested (in millions)	$15.31	$17.90

The Company has historically repurchased common stock upon its employees’ vesting in the Restricted Stock, and cancelled a portion of the employees’ vested Restricted Units. This has been done to satisfy the employees’ withholding tax liability as a result of the Restricted Awards having vested. In the three months ended December 31, 2007, the Company paid cash of $9.5 million relating to 469,784 shares that were cancelled or repurchased. Assuming that one-third of all Restricted Awards outstanding as of December 31, 2007, such amount approximating the tax rate of the Company’s employees, and based on the weighted average recognition period of 1.8 years, were purchased or cancelled the Company would have an obligation to pay cash relating to approximately 0.9 million shares during the twelve month period ending December 31, 2008.

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on March 31, 2006, authorizes the issuance of a maximum of 3,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Compensation expense related to the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee stock purchase plan was $0.7 million and $0.5 million for the three month periods ended December 31, 2007 and 2006, respectively.

Income Taxes

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, (“FIN 48”) on October 1, 2007. The Company did not recognize any change in the liability for unrecognized tax benefits as a result of the implementation.

The liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters was $2.5 million at October 1, 2007. At December 31, 2007, the liability for income taxes associated with uncertain tax positions was $2.6 million. Included in this amount is approximately $0.7 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that would be offset through goodwill.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits as part of the provision for income taxes did not change. As of October 1, 2007, the Company had accrued $0.2 million of interest and penalties related to uncertain tax positions. As of December 31, 2007, the total amount of accrued interest and penalties is $0.2 million.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended in 2004 through 2007. In addition, amounts reported on federal tax returns filed for earlier tax periods from which operating losses and tax credits are carried to future periods may be adjusted upon the utilization of such carryovers but only to the extent such carryovers are applied. The Company has carryforwards from most federal tax years occurring between 1994 and 2007.

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

Minority Investment

In the first quarter of fiscal 2008, the Company invested $2.2 million in a third-party company that offers advertiser-supported free directory assistance services. This investment entitles the Company to a minority interest approximating 1% of the voting shares of the third-party, and is accounted for using the cost method. This investment is included in other assets as of December 31, 2007 in the Company’s accompanying balance sheets.

Financial Instruments and Hedging Activities

The Company follows the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments. To achieve hedge accounting, the criteria specified in SFAS 133, must be met, including (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized currently in other expense, net of tax, in the income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the income statement, in the related revenue or expense caption, as appropriate. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. As of December 31, 2007 and September 30, 2007, there was a $100 million interest rate swap (“the Swap”) outstanding. The Swap was entered into in conjunction with a term loan on March 31, 2006. The Swap was designated as a cash flow hedge, and changes in the fair value of this cash flow hedge derivative are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). The Swap has resulted in cumulative losses of $1.6 million and $0.9 million as of December 31, 2007 and September 30, 2007, respectively. These losses are included in other liabilities in the Company’s accompanying balance sheets.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 141 (revised), “Business Combinations”, (“SFAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 has as its objective to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity makes that choice in the first 120 days of that fiscal year. The Company did not elect early adoption and is evaluating the impact, if any, that SFAS 159 may have on its consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that SFAS 157 may have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the implementation of FIN 48, the Company recognized an adjustment of $0.9 million in the liability for unrecognized tax benefits. In addition, the Company reduced its deferred tax assets and valuation allowance each by $52.0 million primarily with respect to net operating loss and research credit carryforwards that are in excess of applicable limitations related to ownership changes.

As of the adoption date of October 1, 2007, the Company had $2.5 million of unrecognized tax benefits. At December 31, 2007, the liability for income taxes associated with uncertain tax positions was $2.6 million. Included in this amount is approximately $0.7 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that would be offset through goodwill. The Company does not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

3.	Business Acquisitions

Acquisition of Viecore

On November 26, 2007, the Company acquired all of the outstanding capital stock of Viecore, a consulting and systems integration firm, for total purchase consideration of approximately $109.2 million including 4.4 million shares of the Company’s common stock valued at $21.01 per share, cash to shareholders of $8.9 million, transaction costs of $6.8 million and the assumption of $0.4 million of debt. In connection with the Company’s acquisition of Viecore, the purchase and sale agreement required 0.6 million shares of the Company’s common stock, valued at $12.3 million as of the date of acquisition, to be placed into escrow for 15 months from the date of acquisition, to satisfy any claims the Company may have. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of Viecore, and accordingly has not included the escrow as a component of the purchase price. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill. The merger was a non-taxable event. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed; therefore the fair values set forth below are subject to adjustment as additional information is obtained. A summary of the preliminary purchase price allocation for the acquisition of Viecore is as follows (in thousands):

Total purchase consideration:
Common stock issued	$93,132
Cash	8,874
Transaction costs	6,809
Debt assumed	384

Total purchase consideration	$109,199

Allocation of the purchase consideration:
Cash	$5,491
Accounts receivable	13,825
Acquired unbilled accounts receivable	23,116
Other assets	603
Property and equipment	1,327
Identifiable intangible assets	22,770
Goodwill	68,659

Total assets acquired	135,791
Accounts payable and accrued expenses	(8,339)
Deferred revenue	(18,253)

Total liabilities assumed	(26,592)

Net assets acquired	$109,199

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$22,390	8.0
Tradename	380	1.0

Total	$22,770

Acquisition of Vocada

On November 2, 2007, the Company acquired all of the outstanding capital stock of Vocada, provider of software and services for managing critical medical test results for total purchase consideration of approximately $22.1 million including 0.9 million shares of the Company’s common stock valued at $20.47 per share, cash to shareholders of $3.2 million and transaction costs of $1.2 million. In connection with the Company’s acquisition of Vocada, the purchase and sale agreement required 0.1 million shares of the Company’s common stock, valued at $1.2 million as of the date of acquisition, to be placed into escrow for 15 months from the date of acquisition, to satisfy any claims the Company may have. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of Vocada, and accordingly has not included the escrow as a component of the purchase price. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill. The merger was a non-taxable event. The results of

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional information is obtained. A summary of the preliminary purchase price allocation for the acquisition of Vocada is as follows (in thousands):

Total purchase consideration:
Common stock issued	$17,738
Cash	3,186
Transaction costs	1,158

Total purchase consideration	$22,082

Allocation of the purchase consideration:
Accounts receivable and acquired unbilled accounts receivable	$3,655
Other assets	429
Identifiable intangible assets	5,930
Goodwill	14,558

Total assets acquired	24,572
Accounts payable and other liabilities	(366)
Deferred revenue	(2,124)

Total liabilities assumed	(2,490)

Net assets acquired	$22,082

Customer relationships are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$3,800	10.0
Core and completed technology	2,000	5.0
Trademark	90	5.0
Non-compete	40	3.0

Total	$5,930

Proforma Results of Operations

The following table sets forth the unaudited pro forma results of operations of the Company as if the Company had acquired Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus India Private Limited (collectively “Focus”), BeVocal, Inc. (“BeVocal”), Tegic Communications, Inc. (“Tegic”), Voice Signal

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technologies, Inc. (“VoiceSignal”), Commissure Inc. (“Commissure”) and Viecore on October 1, 2006 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2007	2006

Revenue	$208,595	$185,121
Net loss	(19,363)	(6,722)
Net loss per basic and diluted share	$(0.10)	$(0.06)

The Company has not furnished pro forma financial information relating to the Mobile Voice Control, Inc. (“MVC”) and Vocada acquisitions because such information is not material.

4.	Accounts Receivable

Accounts receivable, excluding acquired unbilled accounts receivable, consisted of the following (in thousands):

	December 31,	September 30,
	2007	2007

Gross accounts receivable	$215,527	$196,720
Less — allowance for doubtful accounts	(6,367)	(6,155)
Less — reserve for distribution and reseller accounts receivable	(7,950)	(8,596)
Less — allowance for sales returns	(7,222)	(7,323)

Total	$193,988	$174,646

5.	Inventories, net

Inventories, net of allowances, consisted of the following (in thousands):

	December 31,	September 30,
	2007	2007

Components and parts	$3,631	$4,605
Inventory at customers	2,479	2,726
Finished products	861	682

Total	$6,971	$8,013

Inventory at customers reflects equipment related to in-process installations of solutions with customers. These contracts have not been recorded to revenue as of December 31, 2007, and therefore the inventory is on the balance sheet until such time as the contract is recorded to revenue and the inventory will be expensed to cost of sales.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the three months ended December 31, 2007, are as follows (in thousands):

Balance as of September 30, 2007	$1,249,642
Goodwill acquired — Viecore acquisition	68,659
Goodwill acquired — Vocada acquisition	14,558
Purchase accounting adjustments	(12,818)
Effect of foreign currency translation	2,455

Balance as of December 31, 2007	$1,322,496

Goodwill adjustments during the three months ended December 31, 2007 consisted primarily of a decrease of $17.3 million due to additional acquired unbilled accounts receivable identified in connection with the acquisition of Tegic and $1.5 million of the utilization of acquired deferred tax assets, offset by incremental purchase price, relating to the preliminary estimated additional earnout achievement of $6.1 million for the BeVocal transaction.

Intangible assets consist of the following (in thousands):

	At December 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Life
				(Years)

Customer relationships	$335,630	$(55,323)	$280,307	6.9
Technology and patents	137,314	(48,257)	89,057	5.8
Tradenames and trademarks, subject to amortization	9,073	(3,564)	5,509	6.3
Non-competition agreement	2,678	(696)	1,982	4.7

Subtotal	484,695	(107,840)	376,855
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$512,495	$(107,840)	$404,655

Amortization expense for the acquired patents, core and completed technology are included in the cost of revenue from amortization of intangible assets in the accompanying statements of operations and amounted to $5.0 million and $2.9 million for the three months ended December 31, 2007 and 2006, respectively. Estimated amortization expense for each of the succeeding years is as follows (in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2008 (January 1, 2008 to September 30, 2008)	$14,654	$41,334	$55,988
2009	17,740	55,799	73,539
2010	15,891	49,314	65,205
2011	14,428	40,647	55,075
2012	10,637	33,050	43,687
2013	7,413	24,990	32,403
Thereafter	8,294	42,664	50,958

Total	$89,057	$287,798	$376,855

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	September 30,
	2007	2007

Accrued compensation	$32,566	$35,875
Accrued sales and marketing incentives	5,247	4,067
Accrued professional fees	8,396	5,591
Accrued acquisition costs and liabilities	6,348	4,153
Income taxes payable	8,592	6,853
Accrued other	30,456	26,706

Total	$91,605	$83,245

8.	Deferred and Contingent Acquisition Payments

Earnout Payments

In connection with the Company’s acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, a deferred payment of $17.5 million was due and paid to the former shareholders of Phonetic on February 1, 2007. Under the agreement, the Company also agreed to make maximum additional payments of $35.0 million in contingent earnout purchase price upon achievement of certain established financial and performance targets through December 31, 2007, in accordance with the purchase agreement. The Company has notified the former shareholders of Phonetic that the financial and performance targets for the scheduled payments for calendar 2005 and 2006, totaling $24.0 million, were not achieved. The former shareholders of Phonetic have objected to this determination. The Company and the former shareholders of Phonetic are discussing this matter. The Company has not recorded any obligations relative to the calendar 2005 and 2006 measures as of December 31, 2007. The Company is currently evaluating the calculations relative to the calendar 2007 financial and performance targets, and has not recorded any obligations relative to these measures as of December 31, 2007.

In connection with the Company’s acquisition of MVC on December 29, 2006, it agreed to make contingent earnout payments of up to 1.7 million shares of the Company’s common stock upon the achievement of certain financial targets through December 31, 2008, in accordance with the purchase agreement. The company is currently evaluating the calculations relative to the calendar 2007 financial targets, and has not recorded any obligations relative to these measures as of December 31, 2007.

In connection with the Company’s acquisition of BeVocal on April 24, 2007, it agreed to make payments pursuant to the earnout of up to $65.1 million upon the achievement of certain financial targets through December 31, 2007, in accordance with the merger agreement. The Company has accrued $49.8 million, based on the preliminary measurement of this amount as of December 31, 2007, of which $46.4 million would be payable in cash and $3.4 million would be payable either as an adjustment to the exchange ratio of the assumed stock options, or a cash payment in lieu of such an adjustment, at the Company’s option. $8.6 million of the earnout is being recorded to compensation expense over the period of service required under the merger agreement, and $41.2 million has been recorded as an increase to purchase price. These preliminary earnout payments are included in current liabilities as of December 31, 2007 and long-term liabilities as of September 30, 2007. The Company’s final determination regarding the actual amount of the earnout payments will be made in October 2008. Following the determination in October, the Company will seek agreement on the determination with the shareholder representative and pay the amount shortly after agreement is reached.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Company’s acquisition of Commissure on September 28, 2007, it agreed to make contingent earnout payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years ended September 30, 2008, 2009 and 2010. The Company has not recorded any obligation relative to these measures as of December 31, 2007. Payments, if any, may be made in the form of cash, or shares of the Company’s common stock, at the sole discretion of the Company.

In connection with the Company’s acquisition of Vocada on November 2, 2007, it agreed to make contingent earnout payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. The Company has not recorded any obligation relative to these measures as of December 31, 2007. Payments, if any, may be made in the form of cash, or shares of the Company’s common stock, at the sole discretion of the Company.

Escrow Arrangements

In connection with certain of the Company’s acquisitions it has placed either cash or shares of its Common Stock in escrow to satisfy any claims the Company may have. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of these companies, and accordingly has not included the escrow as a component of the purchase price. Upon satisfaction of the contingency, the escrowed amounts will be recorded as additional purchase price and allocated to goodwill. The $35.8 million in cash escrows were paid to a third party agent at the consummation of the acquisition, and the amounts are included in other assets as of September 30, 2007 and December 31, 2007.

The following table summarizes the terms of the escrow arrangements that are not finalized as of December 31, 2007 (dollars in thousands):

			Share Payment —
	Scheduled Escrow		Number of
	Release Date	Cash Payment	Shares

Focus	March 26, 2008	$5,800	n/a
BeVocal	July 24, 2008	n/a	1,225,490
VoiceSignal	August 24, 2008	30,000	n/a
Commissure	December 28, 2008	n/a	174,636
Vocada	January 2, 2009	n/a	56,205
Viecore	February 26, 2009	n/a	584,924

Total		$35,800	2,041,255

9.	Pension and Other Postretirement Benefit Plans

In connection with the acquisition of Dictaphone in 2006, the Company assumed the assets and obligations related to Dictaphone’s defined benefit pension plans, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. These two pension plans are closed to new participants. The Company also assumed a post-retirement health care and life insurance benefit plan, which is closed to new participants and provides certain post-retirement health care and life insurance benefits, as well as a fixed subsidy for qualified former employees in the United States and Canada.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the components of the net periodic benefit cost associated with the respective plans for the three months ended December 31, 2007 and 2006:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Service cost	$—	$68	$—	$26
Interest cost	333	294	10	19
Expected return on plan assets	(399)	(300)	—	—
Amortization of unrecognized gain	(11)	—	(10)	—
Amortization of prior service cost	—	—	—	—

Net period benefit cost	$(77)	$62	$—	$45

10.	Credit Facilities and Debt

The Company had the following borrowing obligations (in thousands):

	December 31,	September 30,
	2007	2007

Expanded 2006 Credit Facility	$661,988	$663,663
2.75% Convertible Debentures (net of unamortized debt discount of $7.1 million and $7.4 million, respectively)	242,902	242,634
Obligations under capital leases	725	841
Other	122	213

Total long-term debt	905,737	907,351
Less: current portion	7,163	7,430

Non-current portion of long-term debt	$898,574	$899,921

2.75% Convertible Debentures

On August 13, 2007, the Company issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. (the “Initial Purchasers”). Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require the Company to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. As of December 31, 2007, the ending unamortized deferred debt issuance costs were $1.1 million and are included in other long-term assets in the Company’s accompanying balance sheet. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of the Company’s existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined) be paid in cash or shares of the Company’s common stock, at the Company’s election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of the Company’s common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, the Company may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require the Company to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, the Company will pay cash and shares of its common stock (or, at its election, cash in lieu of some or all of such common stock), if any. If the Company undergoes a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require the Company to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of December 31, 2007, no conversion triggers were met. If the conversion triggers were met, the Company could be required to repay all or some of the principal amount in cash prior to the maturity date.

Expanded 2006 Credit Facility

The Company has entered into a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Expanded 2006 Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of December 31, 2007, $662.0 million remained outstanding under the term loans, there were $17.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Expanded 2006 Credit Facility contains covenants, including, among other things, covenants that restrict the ability of the Company and its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of December 31, 2007, the Company was in compliance with the covenants under the Expanded 2006 Credit Facility.

Borrowings under the Expanded 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at the Company’s option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Expanded 2006 Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on our leverage ratio. The applicable margin for revolving loan borrowings under the Expanded 2006 Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon the Company’s leverage ratio. As of December 31, 2007, the Company’s applicable margin for the term loan was 1.50% for base rate borrowings and 2.50% for LIBOR-based borrowings. The Company is required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon the Company’s leverage ratio. As of December 31, 2007, the commitment fee rate was 0.5% and the interest rate was 7.33%.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company capitalized debt issuance costs related to the Expanded 2006 Credit Facility and is amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of December 31, 2007, the ending unamortized deferred financing fees were $11.8 million and are included in other assets in the Company’s accompanying balance sheet.

The Expanded 2006 Credit Facility is subject to repayment in four equal quarterly installments of 1% per annum ($6.7 million per year, not including interest, which is also payable quarterly), and an annual excess cash flow sweep, as defined in the Expanded 2006 Credit Facility, which is payable beginning in the first quarter of each fiscal year, beginning in fiscal 2008, based on the excess cash flow generated in the previous fiscal year. No payment under the excess cash flow sweep provision was due in the first quarter of fiscal 2008 as there was no excess cash flow generated in fiscal 2007. The Company will continue to evaluate the extent to which a payment is due in the first quarter of fiscal 2009 based upon 2008 excess cash flow generation. At the current time, the Company is unable to predict the amount of the outstanding principal, if any, that it may be required to repay during the first quarter of fiscal 2009 pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that the Company may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (in thousands):

Year Ending September 30,	Amount

2008 (January 1, 2008 to September 30, 2008)	$5,025
2009	6,700
2010	6,700
2011	6,700
2012	6,700
2013	630,163

Total	$661,988

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

11.	Accrued Business Combination Costs

In connection with the Company’s acquisitions of SpeechWorks International, Inc. in August 2003 and Former Nuance in September 2005, the Company assumed obligations relating to certain leased facilities expiring in 2016 and 2012, respectively, and were abandoned by the acquired companies prior to the acquisition date. The fair value of the obligations, net of estimated sublease income, are recognized as liabilities assumed by the Company and accordingly are included in the allocation of the final purchase price. In the first quarter of fiscal 2008, subsequent to the finalization of the purchase price allocation, and in connection with revised information relative to sublease activity for one of the facilities obligations assumed from Former Nuance, the net cash flows expectations changed and the Company recorded $1.9 million to restructuring and other charges related to that facility. The net payments

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been discounted in calculating the fair value of these obligations, and the discount is being accreted through expected maturity. Cash payments net of sublease receipts are presented as cash used in financing activities on the consolidated statements of cash flows. As of December 31, 2007, the total gross payments due from the Company to the landlords of the facilities is $75.1 million. This is reduced by $22.3 million of projected sublease income and a $4.5 million present value discount.

Additionally, the Company has implemented restructuring plans to eliminate duplicate facilities, personnel or assets in connection with the business combinations. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” costs such as these are recognized as liabilities assumed by the Company, and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill. As of December 31, 2007, total gross payments due from the Company to the landlords of the facilities is $2.3 million. This is reduced by $0.8 million of projected sublease income. The gross value of the lease exit costs will be paid through fiscal 2009. These gross payment obligations are included in the commitments disclosed in Note 14.

The activity for the three months ended December 31, 2007, relating to facilities initially included in accrued business combination costs, based on the date of acquisition, is as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2007	$49,240	$779	$50,019
Charged to restructuring and other expense	1,906	—	1,906
Charged to interest expense	436	—	436
Charged to goodwill	57	—	57
Cash payments, net of sublease receipts	(3,116)	(604)	(3,720)

Balance at December 31, 2007	$48,523	$175	$48,698

Accrued business combination costs are presented on the balance sheets as follows (in thousands):

	December 31,	September 30,
	2007	2007

Reported as:
Current	$12,179	$14,547
Long-term	36,519	35,472

Total	$48,698	$50,019

12.	Restructuring and Other Charges

In the first quarter of fiscal 2008, the Company recorded restructuring and other charges of $2.2 million, of which $1.9 million relates to revised information regarding sublease activity discussed in Note 11, Accrued Business Combination Costs. The remaining $0.2 million relates to restructuring and other charges in the first quarter of fiscal 2008 related to the consolidation of certain facilities at its headquarters location.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the activity relating to restructuring and other charges for the three months ended December 31, 2007 (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2007	$—	$308	$308
Restructuring and other charges	246	—	246
Non-cash adjustment	118	—	118
Cash payments	—	(6)	(6)

Balance at December 31, 2007	$364	$302	$666

13.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 shares as Series B Preferred Stock. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock. Other than the 3,562,238 shares of Series B Preferred Stock that are issued and outstanding, there are no other shares of preferred stock issued or outstanding as of December 31, 2007 or September 30, 2007.

Common Stock

In December 2007, the Company completed an underwritten public offering in which it sold 7,823,000 shares of its common stock. Gross proceeds from this sale were $136.9 million, and the net proceeds after underwriting commissions and other offering expenses were $130.3 million.

On November 26, 2007, in connection with its acquisition of Viecore, the Company issued 5,017,126 shares of its common stock, including 584,924 shares held in an escrow account. The shares not subject to escrow have been valued at $93.1 million as a component of the purchase price of Viecore.

On November 2, 2007, in connection with its acquisition of Vocada, the Company issued 922,561 shares of its common stock, including 56,205 shares held in an escrow account. The shares not subject to escrow have been valued at $17.7 million as a component of the purchase price of Vocada.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the acquisition of SpeechWorks in 2003, the Company issued a warrant to its investment banker, expiring on August 11, 2011, for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $3.98 per share. The warrant provides the holder with the option to exercise the warrants on a net, or cashless, basis. The warrant became exercisable on August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model. In October 2006, the warrant was exercised to purchase 125,620 shares of the Company’s common stock. The holder of the warrant elected a cashless exercise resulting in a net issuance of 75,623 shares of the Company’s common stock. As of December 31, 2007, a warrant to purchase 24,380 shares of the Company’s common stock remains outstanding.

Based on its review of EITF 00-19, the Company has determined that each of the above-noted warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheets.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for office space around the world. In connection with many of its acquisitions, the Company assumed facility lease obligations. Among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 11). Additionally, certain of the Company’s lease obligations have been included in various restructuring charges (Note 11 and Note 12). The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2007 (in thousands):

			Other
			Contractual
	Operating	Leases Under	Obligations
Year Ending September 30,	Leases	Restructuring	Assumed	Total

2008 (January 1, 2008 to September 30, 2008)	$11,932	$1,559	$9,883	$23,374
2009	16,561	1,702	13,572	31,835
2010	14,719	598	14,012	29,329
2011	13,805	616	14,549	28,970
2012	11,516	636	12,977	25,129
2013	12,181	379	2,879	15,439
Thereafter	35,623	—	7,214	42,837

Total	$116,337	$5,490	$75,086	$196,913

At December 31, 2007, the Company has subleased certain office space that is included in the above table to third parties. Total sub-lease income under contractual terms is $26.3 million and ranges from approximately $1.9 million to $4.6 million on an annual basis through February 2016.

In connection with certain of its acquisitions, the Company assumed certain financial guarantees that the acquired companies had committed to the landlords. As of December 31, 2007, the total outstanding financial guarantees related to real estate were $17.2 million and are secured by letters of credit issued under the Expanded 2006 Credit Facility.

Litigation and Other Claims

Like many companies in the software industry, the Company has, from time to time been notified of claims that it may be infringing, or contributing to the infringement of, the intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, the Company may seek licenses for these intellectual property rights. There is no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to the Company or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by the Company.

On May 31, 2006, GTX Corporation (“GTX”) filed an action against the Company in the United States District Court for the Eastern District of Texas claiming patent infringement. Damages were sought in an unspecified amount. In the lawsuit, GTX alleged that the Company is infringing United States Patent No. 7,016,536 entitled “Method and Apparatus for Automatic Cleaning and Enhancing of Scanned Documents.” The Company believes these claims have no merit and intends to defend the action vigorously.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased Former Nuance stock between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of the Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement called for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement was not expected to have any material impact upon the Company, as payments, if any, were expected to be made by insurance carriers, rather than by the Company. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. The plaintiffs in the case have since filed amended master allegations and amended complaints and have moved for class certification, while the defendants have moved to dismiss the complaints and have filed oppositions to the motion for class certification. The Company intends to defend the litigation vigorously and believes it has meritorious defenses to the claims against Former Nuance.

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

The Company has entered into agreements to indemnify its directors and officers to the fullest extent authorized or permitted under applicable law. These agreements, among other things, provide for the indemnification of its directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by any such person in his or her capacity as a director or officer of the Company, whether or not such person is acting or serving in any such capacity at the time any liability or expense is incurred for which indemnification can be provided under the agreements. In connection with the terms of certain of its acquisitions that have been consummated, the Company is required to indemnify the former members of the boards of directors of those companies, on similar terms as described above, for a period of six years from the acquisition date. In certain cases the Company has been required to, under the terms of the sale and purchase agreements, purchase director and officer insurance policies related to these obligations, which fully cover the six year periods. In connection with the acquisition of SpeechWorks, the Company indemnified the former members of the SpeechWorks board of directors for a period of six years from the acquisition date, and purchased a director and officer policy that covered a period of three years from the acquisition date. To the extent that the Company does not purchase a director and officer insurance policy for the full period of any contractual indemnification, it would be required to pay for costs incurred, if any, as described above.

At December 31, 2007, the Company has $3.8 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders currently scheduled in its backlog.

15.	Segment and Geographic Information and Significant Customers

The Company has reviewed the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” with respect to the criteria necessary to evaluate the number of operating segments that exist. Based on its review, the Company has determined that it operates in one segment.

Revenue, classified by the major geographic areas in which the Company’s customers are located, were as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006

United States	$140,101	$101,550
International	54,923	31,871

Total	$195,024	$133,421

No country outside of the United States composed greater than 10% of total revenue.

The following table presents revenue information for principal product lines, which do not constitute separate segments (in thousands):

	Three Months Ended
	December 31,
	2007	2006

Speech	$175,583	$115,002
Imaging	19,441	18,419

Total	$195,024	$133,421

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	December 31,	September 30,
	2007	2007

United States	$1,701,722	$1,602,370
International	137,467	148,801

Total	$1,839,189	$1,751,171

16.	Related Parties

A member of the Company’s Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to the Company. These services may from time-to-time include contingent fee arrangements. For the three months ended December 31, 2007, the Company paid $5.1 million to Wilson Sonsini Goodrich & Rosati for professional services provided to the Company. As of December 31, 2007 and September 30, 2007 the Company had $3.7 million and $5.1 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

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

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the periods indicated:

	Three Months
	Ended December 31,
	2007	2006

Revenue:
Product and licensing	50.2%	56.8%
Professional services, subscription and hosting	32.0	21.0
Maintenance and support	17.8	22.2

Total revenue	100.0	100.0

Costs and expenses:
Cost of product and licensing	5.9	7.7
Cost of professional services, subscription and hosting	23.0	15.4
Cost of maintenance and support	3.8	5.2
Cost of revenue from amortization of intangible assets	2.6	2.2

Gross margin	64.7	69.5

Research and development	14.3	12.3
Sales and marketing	28.7	32.9
General and administrative	12.9	11.5
Amortization of other intangible assets	5.9	3.9
Restructuring and other charges	1.1	—

Total operating expenses	62.9	60.6

Income from operations	1.8	8.9
Other income (expense), net	(7.3)	(5.1)

Income (loss) before income taxes	(5.5)	3.8
Provision for income taxes	2.4	4.7

Net loss	(7.9)%	(0.9)%

Total Revenue

The following table shows total revenue by geographic location, based on the location of our customers, in absolute dollars and percentage change (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

United States	$140.1	$101.5	$38.6	38.0%
International	54.9	31.9	23.0	72.1%

Total Revenue	$195.0	$133.4	$61.6	46.2%

The increase in total revenue for the three months ended December 31, 2007, as compared to the same period ended December 31, 2006, was driven by organic growth and contributions from acquisitions and composes a $21.9 million increase in network revenue including contributions from our acquisition of BeVocal, a $14.7 million increase in dictation revenue including contributions from our acquisition of Focus, a $24.0 million increase in embedded revenue including contributions from our acquisitions of VoiceSignal and Tegic and a $1.0 million increase in imaging revenue.

Based on the location of the customers, the geographic split for the three months ended December 31, 2007 was 72% of total revenue in the United States and 28% internationally as compared to 76% of total revenue in the United States and 24% internationally for the three months ended December 31, 2006. The primary reason for the decrease in the percentage of revenue attributable to the United States was the revenue from our acquisitions closed in fiscal 2007 had a higher proportion of customers located outside of the United States.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our speech and imaging products and technology. The following table shows product and licensing revenue, in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

Product and licensing revenue	$97.9	$75.7	$22.2	29.3%

As a percentage of total revenue	50.2%	56.8%

The increase in product and licensing revenue for the three months ended December 31, 2007, as compared to the same period ended December 31, 2006, composes a $22.4 million increase in embedded revenue including contributions from our acquisitions of VoiceSignal and Tegic and a $1.1 increase in imaging revenue offset by a slight decline in dictation revenue as we have seen customers migrate to our iChart hosted solution. Due to a change in revenue mix, primarily relating to the accelerated growth of professional services, subscription and hosting revenue, product and licensing revenue decreased by 6.6 percentage points of total revenue, as compared to the same period ended December 31, 2006.

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

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

Professional services, subscription and hosting revenue	$62.4	$28.0	$34.4	122.9%

As a percentage of total revenue	32.0%	21.0%

The increase in professional services, subscription and hosting revenue for the three months ended December 31, 2007, as compared to the same period ended December 31, 2006 composes a $21.3 million increase in network revenue including contributions from BeVocal’s hosted application and Viecore, a $12.4 million increase in dictation revenue primarily attributable to a 42% increase in revenue from our iChart solution and a $0.8 increase in embedded revenue. As a percentage of total revenue, professional services, subscription and hosting revenue increased by 11.0 percentage points due to accelerated organic and acquisition related growth, as compared to the growth of product and license revenue and maintenance and support revenue.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance service for our speech products including network, embedded and dictation and transcription products. The following table shows maintenance and support revenue, in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

Maintenance and support revenue	$34.7	$29.7	$5.0	16.8%

As a percentage of total revenue	17.8%	22.3%

The increase in maintenance and support revenue for the three months ended December 31, 2007, as compared to the same period ended December 31, 2006, composes a $2.8 million increase in dictation revenue, a $1.3 million increase in network revenue and a $0.8 million increase in embedded revenue. The growth was primarily attributable to organic growth. As a percentage of total revenue, maintenance and support revenue decreased by 4.5 percentage points primarily due to changes in revenue mix, primarily relating to the accelerated growth of professional services, subscription and hosting revenue.

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs, and third-party royalty expenses. The following table shows cost of product and licensing revenue, in absolute dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

Cost of product and licensing revenue	$11.6	$10.2	$1.4	13.7%

As a percentage of product and licensing revenue	11.8%	13.5%

The increase in cost of product and licensing revenue for the three months ended December 31, 2007, as compared to the same period ended December 31, 2006, was primarily due to increased imaging royalties, as well as fulfillment and inventory-related expenses related to our productivity and healthcare products. Cost of product and licensing revenue decreased as a percentage of revenue. The decrease was primarily a result of changing product mix for Dictaphone products, from licensed-based to our iChart solution, and to a lesser extent a result of an increase in revenue related to certain of our recent acquisitions that do not carry significant product cost.

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

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

Cost of professional services, subscription and hosting revenue	$44.8	$20.6	$24.2	117.5%

As a percentage of professional services, subscription and hosting revenue	71.8%	73.6%

The increase in cost of professional services, subscription and hosting revenue for the three months ended December 31, 2007, as compared to the same period ended December 31, 2006, was due primarily to a $15.1 million increase associated with professional services, subscription and hosting revenue in our organic business as well as $9.2 million of incremental cost related to revenue from acquisitions including BeVocal and Focus.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in absolute dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

Cost of maintenance and support revenue	$7.4	$7.0	$0.4	5.7%

As a percentage of maintenance and support revenue	21.3%	23.6%

The increase in cost of maintenance and support revenue for the three months ended December 31, 2007, as compared to the same period ended December 31, 2006, was due primarily to our acquisitions. Cost of maintenance and support revenue as a percentage of revenue decreased 2 percentage points as we utilized existing resources more efficiently.

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

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

Cost of revenue from amortization of intangible assets	$5.0	$2.9	$2.1	72.4%

As a percentage of total revenue	2.6%	2.2%

The increase in cost of revenue from amortization of intangible assets for the three months ended December 31, 2007, as compared to the same period ended December 31, 2006, was primarily attributable to the amortization of intangible assets related to the acquisitions we closed in fiscal 2007.

Research and Development Expense

Research and development expense primarily consists of salaries and benefits, and overhead costs allocated to our engineering staff. The following table shows research and development expense, in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

Total research and development expense	$27.8	$16.5	$11.3	68.5%

As a percentage of total revenue	14.3%	12.4%

The increase in research and development expense for the three months ended December 31, 2007, as compared to the same period ended December 31, 2006, primarily composes an increase of $7.4 million in compensation expense, of which $4.9 million is due to increased headcount associated with our fiscal 2007 acquisitions, an additional $2.4 million for contract labor and professional services to support ongoing research and development projects, and an additional $2.4 million of increased shared-based compensation. To date, we have not capitalized any internal development costs as the cost incurred after technological feasibility but before release of products has not been significant.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshows and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

Total sales and marketing expense	$56.0	$43.9	$12.1	27.6%

As a percentage of total revenue	28.7%	32.9%

The increase in sales and marketing expenses for the three months ended December 31, 2007, as compared to the same period ended December 31, 2006, was primarily due to an increase of $9.7 million in salaries and other variable costs, such as commissions and travel expenses relating to increased headcount from our fiscal 2007 acquisitions and to support the organic business, an increase of $1.6 million relating to share-based compensation, and an increase of $1.2 million relating to marketing programs and channel program expenses.

General and Administrative Expense

General and administrative expense primarily consists of personnel costs (including overhead), for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense, in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

Total general and administrative expense	$25.2	$15.4	$9.8	63.6%

As a percentage of total revenue	12.9%	11.5%

The increase in general and administrative expense for the three months ended December 31, 2007, as compared to the same period ended December 31, 2006 is primarily due to increased compensation of $4.4 million, a $2.4 million increase in expenses relating to temporary employees and professional services to support our growing organization and an increase of $1.4 million relating to share-based compensation.

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

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

Cost of revenue from amortization of intangible assets	$11.5	$5.2	$6.3	121.2%

As a percentage of total revenue	5.9%	3.9%

The increase in amortization of other intangible assets for the three months ended December 31, 2007, as compared to the same period ended December 31, 2006, was attributable to the amortization of identifiable intangible assets related to our fiscal 2007 acquisitions.

Restructuring and Other Charges (Credits), Net

In the first quarter of fiscal 2008, we recorded restructuring and other charges of $2.2 million, of which the majority relates to revised information relative to sublease activity for one of the facilities obligations assumed from Former Nuance. The remaining $0.2 million relates to restructuring and other charges initiated in the first quarter of fiscal 2008 relating to the consolidation of certain facilities relating to leases of our headquarters location.

The following table sets forth the accrual activity relating to personnel related restructuring and other charges for the three months ended December 31, 2007, was as follows (in millions):

	Personnel	Facilities	Total

Balance at September 30, 2007	$0.3	$—	$0.3
Restructuring and other charges	—	0.2	0.2
Non-cash adjustment	—	0.1	0.1
Cash payments	—	—	—

Balance at December 31, 2007	$0.3	$0.3	$0.6

Other Income (Expense), Net

The following table shows other income (expense), net in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

Interest income	$1.7	$1.4	$0.3	21.4%
Interest expense	(15.3)	(7.7)	7.6	98.7%
Other income (expense), net	(0.6)	(0.5)	0.1	20.0%

Total other income (expense), net	$(14.2)	$(6.8)	$7.4	108.8%

As a percentage of total revenue	(7.3)%	(5.1)%

The increase in interest income was primarily due to higher cash balances, net of lower interest rates during the three month period ended December 31, 2007, as compared to the same period ended December 31, 2006. The increase in interest expense was mainly due to the increase in our term loan borrowings and the $250.0 million convertible debentures that we issued in August 2007. Other income (expense) principally consisted of foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries who have transactions denominated in currencies other than their functional currencies, as well as the translation of certain of our intercompany balances.

Provision for Income Taxes

The following table shows the provision for income taxes in absolute dollars and the effective income tax rate (in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change

Income tax provision	$4.6	$6.3	$(1.7)	(27.0)%

Effective income tax rate	(42.6)%	123.5%

The income tax provision for the quarter ended December 31, 2007 includes provisions for current and deferred federal, state, and foreign taxes of approximately $2.1 million and a change in the valuation allowance of approximately $2.5 million.

The variance of our effective income tax rate from the federal statutory rate of 35% is due primarily to state income taxes, the disallowance for tax purposes of certain share based compensation charges, and the increase in our valuation allowance with respect to certain deferred tax assets.

Valuation allowances have been established for the U.S. net deferred tax asset, which we believe do not meet the “more likely than not” realization criteria established by SFAS 109, “Accounting for Income Taxes” and that are not otherwise offset by deferred tax liabilities. Due to a history of cumulative losses in the United States, a full valuation allowance has been recorded against the net deferred assets of our U.S. entities. At December 31, 2007, we had a valuation allowance for U.S. net deferred tax assets of approximately $247.6 million. The U.S. net deferred tax assets is composed of tax assets primarily related to net operating loss carryforwards (resulting both from business combinations and from operations) and tax credits, offset by deferred tax liabilities primarily related to intangible assets. Certain of these intangible assets have indefinite lives, and the resulting deferred tax liability associated with these assets is not allowed as an offset to our deferred tax assets for purposes of determining the required amount of our valuation allowance.

Our establishment of new deferred tax assets requires the establishment of valuation allowances based upon the SFAS 109 “more likely than not” realization criteria. The establishment of a valuation allowance relating to operating activities is recorded as an increase to tax expense. The establishment of valuation allowance related to a business combination is recorded as an increase to goodwill. Our utilization of deferred tax assets that were acquired in a business combination (primarily net operating loss carryforwards) will require the reversal of the tax asset in accordance with the manner in which the deferred tax asset was originally recorded and will vary based upon the business combination whose deferred tax assets are being utilized.

The tax provision also includes state and foreign tax expense as determined on a legal entity and tax jurisdiction basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $323.7 million as of December 31, 2007, an increase of $139.4 million compared to $184.3 million as of September 30, 2007. In addition, we had $0.6 million of marketable securities as of December 31, 2007 as compared to $2.6 million at September 30, 2007. Our working capital was $269.4 million as of December 31, 2007 as compared to $164.9 million at the end of fiscal 2007. As of December 31, 2007, total retained deficit was $220.5 million. We do not expect our retained deficit to impact our future ability to operate given our strong cash and financial position. Our increase in cash and cash equivalents was composed of $131.5 million raised from the sale of our common stock in December 2007, and $41.0 million provided by operating activities, partially offset by the net impact of cash used in investing activities and in financing activities other than the common stock issuance.

Cash provided by operating activities

Cash provided by operating activities for the three months ended December 31, 2007 was $41.0 million, an increase of $14.9 million, or 57%, as compared to net cash provided by operating activities of $26.1 million for the three months ended December 31, 2006. The increase was primarily due to $11.5 million of additional cash generated from changes in working capital accounts. As compared to last year, we generated an additional $29.9 million from accounts receivable and $5.6 million from prepaid and other assets, these increases were partially offset by an incremental usage of $14.1 million for accounts payable and $11.4 for deferred revenue. The increase in cash provided by operating activities is also composed of $3.3 million additional cash generated from net loss after adding back non-cash items such as depreciation and amortization, and share-based payment; for which in the first quarter of fiscal 2008 was $26.9 million compared to $23.6 million in the first quarter of fiscal 2007.

Cash used in investing activities

Cash used in investing activities for the three months ended December 31, 2007 was $22.3 million, an increase of $13.9 million, or 165%, as compared to net cash used in investing activities of $8.4 million for the three months ended December 31, 2006. The increase in cash used in investing activities was primarily driven by a $13.2 million increase in cash paid relating to our acquisitions.

Cash provided by financing activities

Cash provided by financing activities for the three months ended December 31, 2007 was $120.0 million as compared to net cash provided by financing activities of $42,000 for the three months ended December 31, 2006. The increase in cash provided by financing activities was primarily related our sale of common stock in December 2007 which provided $131.5 million in net proceeds. This increase in cash generated was partially offset by our net use of $5.6 million in cash relating to our employees’ income taxes on the vesting of restricted stock awards, partially offset by cash received upon the exercise of stock options by our employees. In the corresponding fiscal 2007 period we generated $4.2 million in cash from employee stock awards.

Credit Facility

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. (the “Initial Purchasers”). Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. As of December 31, 2007, the ending unamortized deferred debt issuance costs were $1.1 million and are included in other long-term assets in our accompanying balance sheet. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2027 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of December 31, 2007, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Expanded 2006 Credit Facility

We entered into a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Expanded 2006 Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of December 31, 2007, $662.0 million remained outstanding under the term loans and there were $17.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Expanded 2006 Credit Facility contains covenants, including, among other things, covenants that restrict the ability us and our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of December 31, 2007, we were in compliance with the covenants under the Expanded 2006 Credit Facility.

Borrowings under the Expanded 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Expanded 2006 Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on our leverage ratio. The applicable margin for revolving loan borrowings under the Expanded 2006 Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon the our leverage ratio. As of December 31, 2007, our applicable margin for term loan was 1.50% for base rate borrowings and 2.50% for LIBOR-based borrowings. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of December 31, 2007, the commitment fee rate was 0.5% and the interest rate was 7.33%.

We capitalized debt issuance costs related to the Expanded 2006 Credit Facility and are amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of December 31, 2007, the ending unamortized deferred financing fees were $11.8 million and are included in other assets in our accompanying balance sheet.

The Expanded 2006 Credit Facility is subject to repayment in four equal quarterly installments of 1% per annum ($6.7 million per year, not including interest, which is also payable quarterly), and an annual excess cash flow sweep, as defined in the Expanded 2006 Credit Facility, which is payable beginning in the first quarter of each fiscal year, beginning in fiscal 2008, based on the excess cash flow generated in the previous fiscal year. No payment under the excess cash flow sweep provision was due in the first quarter of fiscal 2008 as there was no excess cash flow generated in fiscal 2007. We will continue to evaluate the extent to which a payment is due in the first quarter of fiscal 2009 based upon 2008 excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay during the first quarter of fiscal 2009 pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (in millions):

Year Ending September 30,	Amount

2008 (January 1 to September 30, 2008)	$5.0
2009	6.7
2010	6.7
2011	6.7
2012	6.7
2013	630.2

Total	$662.0

Our obligations under the Expanded 2006 Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. The Expanded 2006 Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of our domestic subsidiaries and 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of first-tier foreign subsidiaries, all material tangible and intangible assets of us and the guarantors, and present and future intercompany debt. The Expanded 2006 Credit Facility also contains provisions for mandatory prepayments of outstanding term loans upon receipt of the following and subject to certain exceptions, with: 100% of net cash proceeds of asset sales, 100% of net cash proceeds of issuance or incurrence of debt, and 100% of extraordinary receipts. We may voluntarily prepay the Expanded 2006 Credit Facility without premium or penalty other than breakage costs, as defined with respect to LIBOR-based loans.

We believe that cash flows from future operations in addition to cash and marketable securities on hand will be sufficient to meet our working capital, investing, financing and contractual obligations and the contingent payments for acquisitions, if any are realized, as they become due for the foreseeable future. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenue, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on terms that may be less than favorable.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2007 (in millions):

	Payments Due by Period
		Remaining		Fiscal 2010	Fiscal 2012
Contractual Obligations	Total	Fiscal 2008	Fiscal 2009	and 2011	and 2013	Thereafter

Expanded 2006 Credit Facility	$662.0	$5.0	$6.7	$13.4	$636.9	$—
2.75% Convertible Senior Debenture(1)	250.0	—	—	—	—	250.0
Interest payable under 2006 Expanded Credit Facility(2)	250.0	36.6	48.3	95.1	70.0	—
Interest payable under 2.75% Convertible Senior Debentures(3)	48.1	6.8	6.8	13.8	13.8	6.9
Lease obligations and other liabilities:
Capital leases and other liabilities	1.0	0.5	0.3	0.2	—	—
Operating leases	116.3	11.9	16.6	28.5	23.7	35.6
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions(4)	5.5	1.6	1.7	1.2	1.0	—
Pension, minimum funding requirement(5)	6.4	1.3	1.7	3.4	—	—
Purchase commitments(6)	3.8	3.8	—	—	—	—
Other liabilities assumed(7)	75.1	9.9	13.6	28.5	15.9	7.2

Total contractual cash obligations	$1,418.2	$77.4	$95.7	$184.1	$761.3	$299.7

(1)	Holders of the 2.75% Senior Convertible Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly under the credit facility, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the terms of the Expanded 2006 Credit Facility.

(3)	Interest is due and payable semi-annually under the 2.75% Senior Convertible Debentures.

(4)	Obligations include contractual lease commitments related to two facilities that were part of a 2005 restructuring plan. As of December 31, 2007, total gross lease obligations are $3.3 million and are included in the contractual obligations herein. The remaining obligations represent contractual lease commitments associated with the implemented plans to eliminate duplicate facilities in conjunction with our acquisitions. As of December 31, 2007, we have subleased two of the facilities to unrelated third parties with total sublease income of $4.0 million through fiscal 2013.

(5)	Our U.K. pension plan has a minimum funding requirement of £859,900 (approximately $1.7 million based on the exchange rate at December 31, 2007) for each of the next 3 years, through fiscal 2011.

(6)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(7)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessors prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs relate to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $75.1 million. As of December 31, 2007, we have sub-leased a portion of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $22.3 million, which ranges from $1.5 million to $3.9 million on an annualized basis through 2016.

In connection with our acquisition of Phonetic in February 2005, a deferred payment of $17.5 million was due and paid to the former shareholders of Phonetic on February 1, 2007. Under the agreement, we also agreed to make maximum additional payments of $35.0 million in contingent earnout purchase price upon achievement of certain established financial and performance targets through December 31, 2007, in accordance with the purchase agreement. We have notified the former shareholders of Phonetic that the financial and performance targets for calendar 2005 and 2006, totaling $24.0 million, were not achieved. The former shareholders of Phonetic have objected to this determination. We are currently in discussions with the former shareholders of Phonetic in regards to this matter. We have not recorded any obligations relative to the calendar 2005 and 2006 measures as of December 31, 2007. We are currently evaluating the calculations relative to the calendar 2007 financial and performance targets, and have not recorded any obligations relative to these measures as of December 31, 2007.

In connection with our acquisition of BeVocal on April 24, 2007, we agreed to make payments pursuant to the earnout of up to $65.1 million upon the achievement of certain financial targets through December 31, 2007, in accordance with the merger agreement. We have accrued $49.8 million, based on the preliminary measurement of this amount as of December 31, 2007, of which $46.4 million would be payable in cash and $3.4 million would be payable either as an adjustment to the exchange ratio of the assumed stock options, or a cash payment in lieu of such an adjustment, at our option. $8.6 million of the earnout is being recorded to compensation expense over the period of service required under the merger agreement, and $41.2 million has been recorded as an increase to purchase price. These preliminary earnout payments are included in current liabilities as of December 31, 2007 and a prior estimate was included in long-term liabilities as of September 30, 2007. Our final determination regarding the actual amount of the earnout payments will be made in October 2008. Following the determination in October, we will seek agreement on the determination with the shareholder representative and pay the amount shortly after agreement is reached.

As a result of our adoption of FIN 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007 our gross liability for unrecognized tax benefits was approximately $2.5 million including approximately $0.2 million of accrued interest and penalties. The gross liability as of December 31, 2007 was $2.6 million, including $0.2 million of accrued interest and penalties. We estimate that approximately $1.5 million of this amount may be paid within the next two years and we are currently unable to reasonably estimate the amount or timing of payments for the remainder of the liability.

Financial Instruments

As of December 31, 2007, we have a $100 million interest rate swap outstanding. The interest rate swap was entered into in conjunction with a term loan on March 31, 2006. The interest rate swap was designated as a cash flow hedge, and change in the fair value of this cash flow hedge is recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). The interest rate swap has resulted in cumulative losses of $1.6 million as of December 31, 2007. These losses are included in other liabilities.

Off-Balance Sheet Arrangements

Through December 31, 2007, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141 (revised), “Business Combinations,” (“SFAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 has as its objective to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity makes that choice in the first 120 days of that fiscal year. We are evaluating the impact, if any, that SFAS 159 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact, if any, that SFAS 157 may have on our consolidated financial statements.

In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on October 1, 2007. As a result of the implementation of FIN 48, we recognized an adjustment of $0.9 million in the liability for unrecognized tax benefits. In addition, we reduced our deferred tax assets and valuation allowance each by $52.0 million primarily with respect to net operating loss and research credit carryforwards that are in excess of applicable limitations related to ownership changes.

As of the adoption date of October 1, 2007, we had $2.5 million of unrecognized tax benefits. At December 31, 2007, the liability for income taxes associated with uncertain tax positions was $2.6 million. Included in this amount is approximately $0.7 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that would be offset through goodwill. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

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

Exchange Rate Sensitivity

We are exposed to changes in foreign currency exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resulting accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the Euro, British Pound, Canadian Dollar, Japanese Yen, Indian Rupee, Israeli New Shekel, and Hungarian Forint.

A 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2007 would not have a material impact on our revenue, operating results or cash flows.

Occasionally, we have entered into forward exchange contracts to hedge against foreign currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was not material at December 31, 2007 and a hypothetical change of 10% in exchange rates would not have a material impact on our financial results. During the three month periods ended December 31, 2007 and 2006, respectively, we recorded foreign exchange losses of $0.4 million and $0.1 million, respectively.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Expanded 2006 Credit Facility.

At December 31, 2007, we held approximately $323.7 million of cash and cash equivalents primarily consisting of cash and money-market funds and $0.6 million of short-term marketable securities. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

At December 31, 2007, our total outstanding debt balance exposed to variable interest rates was $662 million. To partially offset this variable interest rate exposure, we entered into a $100 million interest rate swap derivative contract. The interest rate swap is structured to offset period changes in the variable interest rate without changing the characteristics of the underlying debt instrument. A hypothetical change in market rates would have a significant impact on the interest expense and amounts payable relating to the $562 million of debt that is not offset by the interest rate swap. Assuming a 1.0% change in interest rates, our interest expense would increase $5.6 million per annum.

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

You should carefully consider the risks described below when evaluating our company and when deciding whether to invest in our company. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations. If any of the events, contingencies, circumstances or conditions described in the following risks actually occurs, our business, financial condition or our results of operations could be seriously harmed. If that happens, the trading price of our common stock could decline and you may lose part or all of the value of any of our securities held by you.

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

As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration and also incurred significant debt to finance the cash consideration used for our acquisitions, including our acquisitions of Dictaphone, Focus, BeVocal, VoiceSignal, Tegic and Viecore. We

may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2007, we had identified intangible assets amounting to approximately $405 million and goodwill of approximately $1.3 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. The combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of December 31, 2007, we had a total of $912.0 million of gross debt outstanding, including $662.0 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of December 31, 2007, there were $17.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

We reported net losses of approximately $15.4 million for the three months ended December 31, 2007 and $14.0 million, $22.9 million and $5.4 million for fiscal years 2007, 2006 and 2005, respectively. We had an accumulated deficit of approximately $220.5 million at December 31, 2007. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any transaction to raise additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial statements in an accurate and timely manner which could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

A significant portion of our revenue and a significant portion of our research and development are based outside the United States. Our results could be harmed by economic, political, regulatory and other risks associated with these international regions.

Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will increase in the future. Reported international revenue, classified by the major geographic areas in which our customers are located, represented approximately $54.9 million, 28% of our total revenue, for the three months ended December 31, 2007, and $130.4 million, $100.2 million and $71.5 million, representing 22%, 26%, and 31% of our total revenue, respectively, for fiscal 2007, 2006 and 2005, respectively. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with prior acquisitions we have added research and development resources in Aachen, Germany and Montreal, Canada. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

We have significant intangible assets, including goodwill and intangibles with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are patents and core technology, completed technology, customer relationships and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefit of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of identifiable intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	changes in our organization or management reporting structure could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified. As of December 31, 2007, we had identified intangible assets amounting to approximately $405 million and goodwill of approximately $1.3 billion.

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

Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.

We derive revenue from contracts with the United States government, as well as various state and local governments, and their respective agencies. Our sales to government agencies have increased as a result of our recent acquisition of Viecore and our prior acquisition of Dictaphone. Government contracts are generally subject to audits and investigations which could identify violations of these agreements. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation, if we were found to have violated the terms of our goverment contracts.

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

On March 19, 2004,Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80.0 million. Additionally, on May 9, 2005 and September 15, 2005 we sold shares of common stock, and warrants to purchase common stock to Warburg Pincus for aggregate gross proceeds of approximately $75.1 million. As of December 31, 2007, Warburg Pincus beneficially owned approximately 19% of our outstanding common stock, including warrants exercisable for up to 7,066,538 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. As of December 31, 2007, Fidelity was our second largest stockholder, owning approximately 6% of our common stock. Because of their large holdings of our capital stock relative to other stockholders, each of these two stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. For example, we issued, and registered for resale, approximately 7,300,000 shares of our common stock in connection with our acquisitions of Commissure, Vocada and Viecore. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 11, 2008.

Nuance Communications, Inc.

By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Agreement and Plan of Merger by and among Nuance Communications, Inc., Vineyard Acquisition Corporation, Vineyard Acquisition LLC, Vocada, Inc., U.S. Bank National Association, as Escrow Agent, and John Purtell, as Stockholder Representative, dated as of October 16, 2007.	8-K	0-27038	2.1	10/22/2007
2.2	Agreement and Plan of Merger by and among Nuance Communications, Inc., Vanhalen Acquisition Corporation, Vanhalen Acquisition LLC, Viecore, Inc., U.S. Bank National Association, as Escrow Agent, and Thoma Cressey Bravo, Inc., as Stockholder Representative, dated as of October 21, 2007.	8-K	0-27038	2.1	10/25/2007
2.3	Amendment No.1 to the Agreement and Plan of Merger by and among Nuance Communications, Inc., Vanhalen Acquisition Corporation, Vanhalen Acquisition LLC, Viecore Inc., U.S. Bank National Association, as Escrow Agent and Thoma Cressey Bravo, Inc., as Stockholder Representative, dated as of November 20, 2007.	10-Q	0-27038	2.3		X
2.4	Amendment No.2 to the Agreement and Plan of Merger by and among Nuance Communications, Inc., Vanhalen Acquisition Corporation, Vanhalen Acquisition LLC, Viecore Inc., U.S. Bank National Association, as Escrow Agent and Thoma Cressey Bravo, Inc., as Stockholder Representative, dated as of November 29, 2007.	10-Q	0-27038	2.4		X
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X