Form 10-Q
period 2008-03-31
Nuance Communications, Inc.
filed 2008-05-12
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

211,503,232 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of April 30, 2008.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1.	Financial Statements

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(Unaudited)
	(In thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$354,182	$184,335
Marketable securities	56	2,628
Accounts receivable, less allowances of $20,368 and $22,074, respectively	185,462	174,646
Acquired unbilled accounts receivable	32,373	35,061
Inventories, net	7,536	8,013
Prepaid expenses and other current assets	15,690	16,489
Deferred tax assets	408	444

Total current assets	595,707	421,616

Land, building and equipment, net	37,715	37,618
Goodwill	1,345,477	1,249,642
Other intangible assets, net	393,632	391,190
Other assets	73,998	72,721

Total assets	$2,446,529	$2,172,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$7,037	$7,430
Contingent acquisition payment	49,784	—
Accounts payable	51,315	55,659
Accrued expenses	82,939	83,245
Current portion of accrued business combination costs	12,046	14,547
Deferred maintenance revenue	77,547	68,075
Unearned revenue and customer deposits	37,925	27,787

Total current liabilities	318,593	256,743

Long-term debt and obligations under capital leases, net of current portion	897,051	899,921
Accrued business combination costs, net of current portion	33,705	35,472
Deferred revenue, net of current portion	13,936	13,185
Deferred tax liability	26,027	26,038
Other liabilities	29,827	63,161

Total liabilities	1,319,139	1,294,520

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000,000 shares authorized; 213,668,148 and 196,368,445 shares issued and 210,445,829 and 193,178,708 shares outstanding, respectively	212	196
Additional paid-in capital	1,363,765	1,078,020
Treasury stock, at cost (3,222,319 and 3,189,737 shares, respectively)	(16,070)	(15,418)
Accumulated other comprehensive income	22,136	14,979
Accumulated deficit	(247,284)	(204,141)

Total stockholders’ equity	1,127,390	878,267

Total liabilities and stockholders’ equity	$2,446,529	$2,172,787

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Revenue:
Product and licensing	$94,254	$70,324	$192,190	$146,064
Professional services, subscription and hosting	72,203	32,842	134,623	60,807
Maintenance and support	36,845	28,896	71,513	58,612

Total revenue	203,302	132,062	398,326	265,483

Costs and expenses:
Cost of revenue:
Cost of product and licensing	10,686	12,075	22,271	22,287
Cost of professional services, subscription and hosting	56,443	22,567	101,267	43,120
Cost of maintenance and support	8,908	6,560	16,353	13,538
Cost of revenue from amortization of intangible assets	7,759	2,956	12,746	5,842

Total cost of revenue	83,796	44,158	152,637	84,787

Gross margin	119,506	87,904	245,689	180,696
Operating expenses:
Research and development	30,908	17,575	58,753	34,087
Sales and marketing	56,766	41,861	112,773	85,721
General and administrative	28,074	17,540	53,309	32,925
Amortization of other intangible assets	14,155	5,116	25,654	10,266
Restructuring and other charges	3,326	—	5,478	—

Total operating expenses	133,229	82,092	255,967	162,999

Income (loss) from operations	(13,723)	5,812	(10,278)	17,697
Other income (expense):
Interest income	2,859	1,310	4,513	2,715
Interest expense	(14,640)	(7,494)	(29,925)	(15,181)
Other expense, net	(518)	(322)	(1,131)	(839)

Income (loss) before income taxes	(26,022)	(694)	(36,821)	4,392
Provision for income taxes	769	1,037	5,394	7,356

Net loss	$(26,791)	$(1,731)	$(42,215)	$(2,964)

Basic and diluted earnings per share:
Basic and diluted	$(0.13)	$(0.01)	$(0.21)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	206,348	171,747	200,280	170,501

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands, except share amounts)

Cash flows from operating activities
Net loss	$(42,215)	$(2,964)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	7,898	5,468
Amortization of other intangible assets	38,400	16,108
Restructuring and other charges	4,080	—
Accounts receivable allowances	1,426	717
Share-based payments	38,419	20,954
Non-cash interest expense	2,648	2,097
Deferred tax provision	1,730	4,225
Excess tax benefits from share-based payments	(1,288)	—
Other	(21)	531
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	43,642	8,314
Inventories	554	(1,074)
Prepaid expenses and other assets	6,666	(3,096)
Accounts payable	(3,735)	5,475
Accrued expenses and other liabilities	(18,713)	(3,440)
Deferred maintenance revenue, unearned revenue and customer deposits	2,512	8,031

Net cash provided by operating activities	82,003	61,346

Cash flows from investing activities
Capital expenditures for property and equipment	(7,004)	(5,055)
Payments for acquisitions, net of cash acquired	(22,078)	(59,087)
Proceeds from maturities of marketable securities	2,575	—
Payments for minority investment	(2,172)	—
Payments for capitalized patent defense costs and licensing agreements	(4,006)	(3,399)
Change in restricted cash balances	219	674

Net cash used in investing activities	(32,466)	(66,867)

Cash flows from financing activities
Payments of notes payable and capital leases	(4,243)	(3,432)
Deferred acquisition payments	—	(18,650)
Purchase of treasury stock	(652)	(1,463)
Repurchase of shares	—	(3,178)
Payments on other long-term liabilities	(6,032)	(5,720)
Proceeds from issuance of common stock, net of issuance costs	131,118	—
Excess tax benefits from share-based payments	1,288	—
Net proceeds (uses) from employee share-based payment activity	(2,211)	15,101

Net cash provided by (used in) financing activities	119,268	(17,342)

Effects of exchange rate changes on cash and cash equivalents	1,042	(267)

Net increase (decrease) in cash and cash equivalents	169,847	(23,130)
Cash and cash equivalents at beginning of period	184,335	112,334

Cash and cash equivalents at end of period	$354,182	$89,204

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$817	$1,672

Cash paid for interest	$28,743	$13,084

Non cash investing and financing activities:
Issuance of 784,266 shares of common stock in connection with the acquisition of Mobile Voice Control, Inc.	$—	$8,300

Issuance of 866,356 shares and 4,432,202 shares of common stock in connection with the acquisition of Vocada, Inc. and Viecore, Inc., respectively	$100,870	$—

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2008, the results of operations for the three and six month periods ended March 31, 2008 and 2007, and cash flows for the six month periods ended March 31, 2008 and 2007. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with U.S. generally accepted accounting principles has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission on November 29, 2007. The consolidated balance sheet as of September 30, 2007 is derived from the audited financial statements included in the Annual Report included on Form 10-K. The results for the six month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008, or any future period.

Reclassification

Certain accounts receivable reserve amounts presented in prior periods’ consolidated financial statements have been reclassified to conform to the current periods’ presentation.

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

Revenue Recognition

The Company recognizes revenue from the sale of software products and licensing of technology in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, with Respect to Certain Transactions,” and related authoritative literature. In select situations, the Company sells or licenses intellectual property in conjunction with, or in place of, embedding our intellectual property in software. In accordance with SOP 97-2, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable. The Company has established vendor-specific objective evidence (“VSOE”) of fair value of post-contract customer support (“PCS”), professional services, and training based on the prices charged by the Company when the same elements are sold separately.

Revenue from royalties on sales of the Company’s software products by original equipment manufacturers (“OEMs”), where no services are included, is recognized in the quarter earned so long as the Company has been notified by the OEM that such royalties are due, and provided that all other revenue recognition criteria are met.

Software arrangements generally include post contract support which includes telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, typically for one to three years. Revenue from post contract support is recognized ratably on a straight-line basis over the term that the maintenance service is provided.

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

For revenue arrangements with multiple elements outside of the scope of SOP 97-2, the Company accounts for the arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Elements,” and allocates an arrangement’s fees into separate units of accounting based on fair value. The Company supports fair value of its deliverables based upon the prices the Company charges when it sells similar elements separately.

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

When the Company provides professional services considered essential to the functionality of the software, it recognizes revenue from the professional services as well as any related software licenses on a percentage-of-completion basis in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts.” In these circumstances, the Company separates license revenue from professional service revenue for income statement presentation by classifying the VSOE of the fair value of professional service revenue as professional service revenue and the residual portion as license revenue. The Company generally determines the percentage-of-completion by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. The Company considers labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

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

Goodwill and Other Intangible Assets

The Company has significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and other intangible assets are fixed assets, patents and core technology, completed technology, customer relationships and trademarks. All finite-lived intangible assets are amortized based upon patterns in which the economic benefits of such assets are expected to be utilized. The values of intangible assets, with the exception of goodwill and intangible assets with indefinite lives, were initially determined by a risk-adjusted, discounted cash flow approach. The Company assesses the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Factors it considers important, which could trigger an impairment of such assets, include but are not limited to the following:

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

Capitalized Patent Defense Costs

The Company monitors the anticipated outcome of legal actions, and if it determines that the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. Upon successful defense of litigation, the amounts previously capitalized are amortized over the remaining life of the patent. As of March 31, 2008 and September 30, 2007, capitalized patent defense costs totaled $6.4 million.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net loss	$(26,791)	$(1,731)	$(42,215)	$(2,964)
Other comprehensive income (loss):
Foreign currency translation adjustment	5,757	1,083	9,242	1,956
Net unrealized (loss) gain on cash flow hedge derivatives	(1,396)	(235)	(2,087)	(31)
Net unrealized gains on investments	—	—	2	—

Other comprehensive income	4,361	848	7,157	1,925

Total comprehensive loss	$(22,430)	$(883)	$(35,058)	$(1,039)

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share,” and EITF 03-06, “Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share.’ ” EITF 03-06 provides guidance on the meaning of “participating security” for purposes of computing earnings per share including when using the two-class method for computing basic earnings per share. The Company has determined that its outstanding Series B convertible preferred stock represents a participating security.

Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Net losses are not allocated to preferred stockholders.

Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options using the treasury stock method, unvested restricted stock, shares held in escrow, warrants, and the convertible debenture using the as-converted method. Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating 23.4 million shares and 25.0 million shares for the three month periods ended March 31, 2008 and 2007, respectively; and 24.3 million and 24.4 million shares for the six month periods ended March 31, 2008 and 2007, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Cost of product and licensing	$10	$7	14	$12
Cost of professional services, subscription and hosting	3,416	906	5,021	1,450
Cost of maintenance and support	580	279	906	467
Research and development	5,520	1,819	9,104	3,026
Sales and marketing	6,523	4,853	11,563	8,302
General and administrative	7,195	4,500	11,811	7,697

Total	$23,244	$12,364	$38,419	$20,954

Stock Options

The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted stock options to purchase the Company’s common stock generally at fair market value. The Company’s plans do not allow for options to be granted at below fair market value nor can they be re-priced at anytime. Options granted under plans adopted by the Company become exercisable over various periods, typically two to four years and have a maximum term of seven years. The Company has also assumed options and option plans in connection with certain of its acquisitions. These stock options are governed by the plans and agreements that they were originally issued under, but are now exercisable for shares of the Company’s common stock. All stock options have been granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant. The table below summarizes activity relating to stock options for the six months ended March 31, 2008:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2007	18,240,722	$6.48
Granted	231,000	$19.82
Exercised	(1,536,617)	$4.94
Forfeited	(619,976)	$11.24
Expired	(30,026)	$3.88

Outstanding at March 31, 2008	16,285,103	$6.63	4.7 years	$176.2 million

Exercisable at March 31, 2008	11,242,691	$4.65	4.2 years	$143.5 million

Exercisable at March 31, 2007	11,641,376	$4.13	4.9 years	$130.2 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2008 ($17.41) and the purchase price of the underlying options.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2008, the total unamortized fair value of stock options was $31.0 million with a weighted average remaining recognition period of 2.2 years. A summary of weighted-average grant-date fair value and intrinsic value of stock options exercised is as follows:

	Three Months Ended,		Six Months Ended,
	March 31,		March 31,
	2008	2007	2008	2007

Weighted-average grant-date fair value per share	n/a	$5.67	$9.38	$5.04
Total intrinsic value of stock options exercised (in millions)	$9.90	$23.12	$20.88	$30.45

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of options. There were no new stock options granted during the three month period ended March 31, 2008. The fair value of the stock options granted during the three and six month periods ended March 31, 2008 and 2007 were calculated using the following weighted-average assumptions:

	Three Months Ended,
	March 31,		Six Months Ended, March 31,
	2008	2007	2008	2007

Dividend yield	n/a	0.0%	0.0%	0.0%
Expected volatility	n/a	51.4%	50.1%	53.3%
Average risk-free interest rate	n/a	4.7%	4.3%	4.7%
Expected term (in years)	n/a	3.8	4.8	3.8

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units for the six months ended March 31, 2008:

	Number of Shares	Weighted Average
	Underlying	Remaining	Aggregate
	Restricted Units	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2007	6,808,800
Granted	4,186,517
Released	(2,205,828)
Forfeited	(489,375)

Outstanding at March 31, 2008	8,300,114	1.5 years	$144.5 million

Vested and expected to vest	7,282,765	1.5 years	$126.8 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2008 ($17.41) and the purchase price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of March 31, 2008, unearned share-based payment expense related to unvested Restricted Units is $109.6 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 2.0 years. 32.7% of the Restricted Units outstanding as of March 31, 2008 are subject to performance vesting acceleration conditions. A summary of weighted-average grant-date fair value and intrinsic value of Restricted Units vested is as follows:

			Six Months Ended,
	Three Months Ended, March 31,		March 31,
	2008	2007	2008	2007

Weighted-average grant-date fair value per share	$16.58	$12.09	$18.51	$11.02
Total intrinsic value of shares vested (in millions)	$21.01	$5.76	$40.95	$8.39

Restricted Stock is included in the issued and outstanding common stock in these financial statements at the date of grant. The table below summarizes activity relating to Restricted Stock for the six months ended March 31, 2008:

	Number of Shares	Weighted Average
	Underlying	Grant Date
	Restricted Stock	Fair Value

Outstanding at September 30, 2007	1,195,902	$6.17
Granted	250,000	$15.89
Vested	(376,124)	$7.58

Outstanding at March 31, 2008	1,069,778	$7.95

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price for vested Restricted Stock is $0.001 per share. As of March 31, 2008, unearned share-based payment expense related to unvested Restricted Stock is $2.2 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 0.8 years. 35.1% of the Restricted Stock outstanding as of March 31, 2008 are subject to performance vesting acceleration conditions. A summary of weighted-average grant-date fair value and intrinsic value of Restricted Stock vested is as follows:

	Three Months Ended, March 31,		Six Months Ended, March 31,
	2008	2007	2008	2007

Weighted-average grant-date fair value per share	$15.89	n/a	$15.89	$8.24
Total intrinsic value of shares vested (in millions)	n/a	$4.62	$7.52	$4.62

The Company has historically repurchased common stock upon its employees’ vesting in the Restricted Stock, and cancelled a portion of the employees’ vested Restricted Units. This has been done to satisfy the employees’ withholding tax liability as a result of the Restricted Awards having vested. In the six months ended March 31, 2008, the Company paid cash of $14.7 million relating to 0.8 million shares of common stock that were cancelled or repurchased. Assuming that one-third of all Restricted Awards outstanding as of March 31, 2008, such amount approximating the tax rate of the Company’s employees, and based on the weighted average recognition period of 1.9 years, were purchased or cancelled, the Company would have an obligation to pay cash relating to approximately 0.9 million shares during the twelve month period ending March 31, 2009.

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on March 31, 2006, authorizes the issuance of a maximum of 3,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. On April 21, 2008, the Company’s stockholders approved a 3,000,000 share increase in the shares authorized for issuance under the Plan, such that the Plan currently authorizes the issuance of a maximum of 6,000,000 shares of common stock. Compensation expense related to the employee stock purchase plan was $0.9 million and $1.6 million for the three and six months ended March 31, 2008, respectively, and was $0.5 million and $1.0 million for the three and six months ended March 31, 2007, respectively.

Income Taxes

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized an adjustment of $0.9 million in the liability for unrecognized tax benefits. In addition, the Company reduced its deferred tax assets and valuation allowance each by $52.0 million primarily with respect to net operating loss and research credit carryforwards that are in excess of applicable limitations related to ownership changes.

The liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters was $2.5 million at October 1, 2007. At March 31, 2008, the liability for income taxes associated with uncertain tax positions was $2.6 million. Included in this amount is approximately $0.7 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax benefits and the amount that would impact the effective tax rate consists of items that would be offset through goodwill. The Company does not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits as part of the provision for income taxes did not change. As of March 31, 2008, the Company had accrued $0.3 million of interest and penalties related to uncertain tax positions. Interest and penalties included in the provision for income taxes were not material in all periods presented.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended in 2004 through 2007. In addition, amounts reported on federal tax returns filed for earlier tax periods from which operating losses and tax credits are carried to future periods may be adjusted upon the utilization of such carryovers, but only to the extent such carryovers are applied. The Company has carryforwards from most federal tax years occurring between 1994 and 2007.

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

Minority Investment

In the first quarter of fiscal 2008, the Company invested $2.2 million in a third-party company that offers advertiser-supported free directory assistance services. This investment entitles the Company to a minority interest, approximating 1% of the voting shares of the third-party, and is accounted for using the cost method. This investment is included in other assets in the Company’s accompanying balance sheet as of March 31, 2008.

Financial Instruments and Hedging Activities

The Company follows the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. To achieve hedge accounting, the criteria specified in SFAS 133, must be met, including (i) ensuring at the inception of the hedge that

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized in other expense, net of tax, in the income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the income statement, in the related revenue or expense caption, as appropriate. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. As of March 31, 2008 and September 30, 2007, there was a $100 million interest rate swap (“the Swap”) outstanding. The Swap was entered into in conjunction with a term loan on March 31, 2006. The Swap was designated as a cash flow hedge, and changes in the fair value of this cash flow hedge derivative are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). The Swap has resulted in cumulative losses of $3.0 million and $0.9 million as of March 31, 2008 and September 30, 2007, respectively. These losses are included in other liabilities in the Company’s accompanying balance sheets.

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company expects to adopt SFAS 161 in the second quarter of fiscal 2009.

In December 2007, the FASB issued SFAS 141 (revised), “Business Combinations,” (“SFAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company expects to adopt SFAS 141R for any business combinations entered into beginning in fiscal 2010.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 has as its objective to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity makes that choice in the first 120 days of that fiscal year. The Company did not elect early adoption and expects to adopt SFAS 159 at the beginning of fiscal 2009. The Company is evaluating the impact, if any, that SFAS 159 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company expects to adopt SFAS 157 at the beginning of fiscal 2009. The Company is evaluating the impact, if any, that SFAS 157 may have on its consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Acquisitions

Acquisition of Viecore

On November 26, 2007, the Company acquired all of the outstanding capital stock of Viecore, a consulting and systems integration firm, for total purchase consideration of approximately $109.2 million, including 4.4 million shares of the Company’s common stock valued at $21.01 per share, cash to shareholders of $8.9 million, transaction costs of $6.8 million and the assumption of $0.4 million of debt. In connection with the Company’s acquisition of Viecore, the purchase and sale agreement required 0.6 million shares of the Company’s common stock, valued at $12.3 million as of the date of acquisition, to be placed into escrow for 15 months from the date of acquisition, to satisfy any claims the Company may have. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of Viecore, and accordingly has not included the escrow as a component of the purchase price. Upon satisfaction of the contingency, the escrowed amount may be recorded as additional purchase price and allocated to goodwill. The merger was a non-taxable event for the Company. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional information is obtained. A summary of the preliminary purchase price allocation for the acquisition of Viecore is as follows (in thousands):

Total purchase consideration:
Common stock issued	$93,132
Cash	8,874
Transaction costs	6,809
Debt assumed	384

Total purchase consideration	$109,199

Allocation of the purchase consideration:
Cash	$5,491
Accounts receivable	13,616
Acquired unbilled accounts receivable	18,599
Other assets	603
Property and equipment	1,327
Identifiable intangible assets	22,770
Goodwill	71,593

Total assets acquired	133,999

Accounts payable and accrued expenses	(8,585)
Deferred revenue	(16,215)

Total liabilities assumed	(24,800)

Net assets acquired	$109,199

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

Acquisition of Vocada

On November 2, 2007, the Company acquired all of the outstanding capital stock of Vocada, a provider of software and services for managing critical medical test results for total purchase consideration of approximately $22.1 million including 0.9 million shares of the Company’s common stock valued at $20.47 per share, cash to shareholders of $3.2 million and transaction costs of $1.2 million. In connection with the Company’s acquisition of Vocada, the purchase and sale agreement required 0.1 million shares of the Company’s common stock, valued at $1.2 million as of the date of acquisition, to be placed into escrow for 15 months from the date of acquisition, to satisfy any claims the Company may have. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of Vocada, and accordingly has not included the escrow as a component of the purchase price. Upon satisfaction of the contingency, the escrowed amount may be recorded as additional purchase price and allocated to goodwill. The merger was a non-taxable event for the Company. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional information is obtained. A summary of the preliminary purchase price allocation for the acquisition of Vocada is as follows (in thousands):

Total purchase consideration:
Common stock issued	$17,738
Cash	3,186
Transaction costs	1,158

Total purchase consideration	$22,082

Allocation of the purchase consideration:
Accounts receivable and acquired unbilled accounts receivable	$3,559
Other assets	429
Identifiable intangible assets	5,930
Goodwill	14,917

Total assets acquired	24,835

Accounts payable and other liabilities	(366)
Deferred revenue	(2,387)

Total liabilities assumed	(2,753)

Net assets acquired	$22,082

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

Proforma Results of Operations

The following table sets forth the unaudited pro forma results of operations of the Company as if the Company had acquired Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus India Private Limited (collectively, “Focus”), BeVocal, Inc. (“BeVocal”), Tegic Communications, Inc. (“Tegic”), Voice Signal Technologies, Inc. (“VoiceSignal”), Commissure Inc. (“Commissure”) and Viecore on October 1, 2006 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenue	$203,302	$189,003	$411,897	$374,124
Net loss	(26,791)	(6,550)	(46,153)	(13,270)
Net loss per basic and diluted share	$(0.13)	$(0.03)	$(0.23)	$(0.07)

The Company has not furnished pro forma financial information relating to the Mobile Voice Control, Inc. (“MVC”) and Vocada acquisitions because such information is not material.

4.	Accounts Receivable

Accounts receivable, excluding acquired unbilled accounts receivable, consisted of the following (in thousands):

	March 31,	September 30,
	2008	2007

Gross accounts receivable	$205,830	$196,720
Less — allowance for doubtful accounts	(6,574)	(6,155)
Less — reserve for distribution and reseller accounts receivable	(7,107)	(8,596)
Less — allowance for sales returns	(6,687)	(7,323)

Total	$185,462	$174,646

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Inventories, net

Inventories, net of allowances, consisted of the following (in thousands):

	March 31,	September 30,
	2008	2007

Components and parts	$3,935	$4,605
Inventory at customers	2,280	2,726
Finished products	1,321	682

Total	$7,536	$8,013

Inventory at customers reflects equipment related to in-process installations of solutions with customers. These contracts have not been recorded to revenue as of March 31, 2008, and therefore the inventory is on the balance sheet until such time as the contract is recorded to revenue and the inventory will be expensed to cost of sales.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the six months ended March 31, 2008, are as follows (in thousands):

Balance as of September 30, 2007	$1,249,642
Goodwill acquired — Viecore acquisition	71,593
Goodwill acquired — Vocada acquisition	14,917
Purchase accounting adjustments	1,792
Effect of foreign currency translation	7,533

Balance as of March 31, 2008	$1,345,477

Goodwill adjustments during the six months ended March 31, 2008 consisted primarily of a decrease of $17.3 million due to additional acquired unbilled accounts receivable identified in connection with the acquisition of Tegic and an incremental $1.5 million utilization of acquired deferred tax assets. These decreases were offset by an increase in incremental purchase price relating to additional earnout achievement of $7.0 million related to the MVC acquisition and an estimated $5.7 million preliminary estimate of additional earnout achievement related to the BeVocal acquisition and $5.8 million related to the expected settlement of the Focus escrow. In addition, the Company adjusted goodwill by $2.8 million to correct an error in the acquired balance sheet of Dictaphone for contractual liabilities to a certain customer incurred prior to the acquisition date of March 31, 2006. In the three month period ended March 31, 2008, the Company recorded additional contractual liabilities of $0.9 million for the same customer related to these contractual liabilities since the date of acquisition. The resulting quarterly error was determined to be immaterial to each period since the acquisition.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following (in thousands):

	At March 31, 2008
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Life
				(Years)

Customer relationships	$335,377	$(68,605)	$266,772	6.7
Technology and patents	148,073	(55,994)	92,079	5.9
Tradenames and trademarks, subject to amortization	8,785	(3,650)	5,135	6.2
Non-competition agreement	2,724	(878)	1,846	4.5

Subtotal	494,959	(129,127)	365,832
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$522,759	$(129,127)	$393,632

Amortization expense for the acquired patents, core and completed technology are included in the cost of revenue from amortization of intangible assets in the accompanying statements of operations. Estimated amortization expense for succeeding years is as follows (in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2008 (April 1, 2008 to September 30, 2008)	$10,155	$27,512	$37,667
2009	18,669	55,733	74,402
2010	16,817	49,253	66,070
2011	15,354	40,631	55,985
2012	11,564	32,998	44,562
2013	8,340	24,968	33,308
Thereafter	11,180	42,658	53,838

Total	$92,079	$273,753	$365,832

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	September 30,
	2008	2007

Accrued compensation	$30,636	$35,875
Accrued sales and marketing incentives	4,820	4,067
Accrued professional fees	7,615	5,591
Accrued acquisition costs and liabilities	3,939	4,153
Income taxes payable	7,670	6,853
Accrued other	28,259	26,706

Total	$82,939	$83,245

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred and Contingent Acquisition Payments

Earnout Payments

In connection with the Company’s acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, a deferred payment of $17.5 million was due and paid to the former shareholders of Phonetic on February 1, 2007. The Company also agreed to make contingent earnout payments of $35.0 million upon achievement of certain established financial and performance targets through December 31, 2007, in accordance with the purchase agreement. The Company has notified the former shareholders of Phonetic that the financial and performance targets for the scheduled payments for calendar 2005 and 2006, totaling $24.0 million, were not achieved. The former shareholders of Phonetic have objected to this determination. The Company and the former shareholders of Phonetic are discussing this matter. The Company has not recorded any obligations relative to the calendar 2005 and 2006 measures as of March 31, 2008. The Company is currently evaluating the calculations relative to the calendar 2007 financial and performance targets, and has not recorded any obligations relative to these measures as of March 31, 2008.

In connection with the Company’s acquisition of MVC on December 29, 2006, it agreed to make contingent earnout payments of up to 1.7 million shares of the Company’s common stock upon the achievement of certain financial targets through December 31, 2008, in accordance with the purchase agreement. As of March 31, 2008, the Company has determined that 377,964 shares of the Company’s common stock, with a total value of $7.0 million, were earned based upon the achievement of certain financial targets for the calendar 2007. The contingent earnout payment has been recorded as additional purchase price and allocated to goodwill as of March 31, 2008 and the 377,964 shares of the Company’s common stock were issued to former shareholders of MVC on April 2, 2008. The former shareholders of MVC may still earn up to approximately 1.1 million shares of the Company’s common stock based on the achievement of performance measures in calendar 2008.

In connection with the Company’s acquisition of BeVocal on April 24, 2007, it agreed to make payments pursuant to the earnout of up to $65.1 million upon the achievement of certain financial targets through December 31, 2007, in accordance with the merger agreement. The Company has accrued $49.8 million, based on the preliminary measurement of this amount as of March 31, 2008, of which $46.4 million would be payable in cash and $3.4 million would be payable either as an adjustment to the exchange ratio of the assumed stock options, or as a cash payment in lieu of such an adjustment, at the Company’s option. $8.6 million of the earnout is being recorded to compensation expense over the period of service required under the merger agreement, and $41.2 million has been recorded as an increase to purchase price. These preliminary earnout estimates are included in current liabilities as of March 31, 2008 and long-term liabilities as of September 30, 2007. The Company’s final determination regarding the actual amount of the earnout payments will be made in October 2008. The Company will seek agreement on the determination with the shareholder representative and pay the amount shortly after agreement is reached.

In connection with the Company’s acquisition of Commissure on September 28, 2007, it agreed to make contingent earnout payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years ended September 30, 2008, 2009 and 2010. The Company has not recorded any obligation relative to these measures as of March 31, 2008. Payments, if any, may be made in the form of cash or shares of the Company’s common stock, at the sole discretion of the Company.

In connection with the Company’s acquisition of Vocada on November 2, 2007, it agreed to make contingent earnout payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. The Company has not recorded any obligation relative to these measures as of March 31, 2008. Payments, if any, may be made in the form of cash or shares of the Company’s common stock, at the sole discretion of the Company.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Escrow Arrangements

In connection with certain of the Company’s acquisitions it has placed either cash or shares of its common stock in escrow to satisfy any claims the Company may have. If no claims are made, the escrowed amounts will be released to the former shareholders of the acquired company. Generally, the Company cannot make a determination, beyond a reasonable doubt, whether the escrow will become payable to the former shareholders of these companies until the escrow period has expired. Accordingly these amounts have been treated as contingent purchase price until it is determined that the escrow will be payable to the former shareholders, at which time the escrowed amounts may be recorded as additional purchase price and allocated to goodwill. The $35.8 million in cash escrows were deposited with a third party agent at the consummation of the relevant acquisition, and the amounts are included in other assets as of September 30, 2007 and March 31, 2008.

The following table summarizes the terms of the escrow arrangements that are not finalized as of March 31, 2008 (dollars in thousands):

	Initially Scheduled		Share Payment —
	Escrow		Number of
	Release Date	Cash Payment	Shares

Focus	March 26, 2008	$5,800	n/a
BeVocal	July 24, 2008	n/a	1,225,490
VoiceSignal	August 24, 2008	30,000	n/a
Commissure	December 28, 2008	n/a	174,601
Vocada	January 2, 2009	n/a	56,205
Viecore	February 26, 2009	n/a	584,924

Total		$35,800	2,041,220

The escrow relating to the Focus acquisition was scheduled to be paid on March 26, 2008. The Company has filed a $5.8 million claim against the escrow related to the breach of certain representations and warranties made in the share purchase agreement for the transaction. The Company expects the entire $5.8 million that is held in escrow, upon the settlement of the claim, to either be paid to satisfy liabilities indemnified under the agreement or paid directly to the former shareholders of Focus. Accordingly, a liability for this payment and corresponding adjustment to goodwill of $5.8 million has been established as of March 31, 2008.

In connection with the escrow relating to the Viecore acquisition, the Company guaranteed a minimum market value of $20.43 per share when the escrow shares are released. If the market value is less than $20.43 per share on the date of release, the Company is required to pay the difference, if any, in cash. Based on the closing market value per share of $17.41 on March 31, 2008, the Company would be required to pay to the former shareholders of Viecore approximately $1.8 million, which would be recorded as incremental purchase price reflected in goodwill.

9.	Pension and Other Postretirement Benefit Plans

In connection with the acquisition of Dictaphone in 2006, the Company assumed the assets and obligations related to Dictaphone’s defined benefit pension plans, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. These two pension plans are closed to new participants. The Company also assumed a post-retirement benefit plan, which is closed to new participants and provides certain post-retirement health care and life insurance benefits, as well as a fixed subsidy for qualified former employees in the United States and Canada.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the components of the net periodic benefit cost associated with the respective plans for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$—	$70	$—	$26
Interest cost	330	298	10	19
Amortization of net (gain) loss	—	—	—	—
Expected return on plan assets	(394)	(302)	—	—
Amortization of unrecognized gain	(10)	—	(10)	—

Net period benefit cost (credit)	$(74)	$66	$—	$45

	Six Months Ended March 31,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$—	$138	$—	$53
Interest cost	663	592	20	37
Amortization of net (gain) loss	—	—	—	—
Expected return on plan assets	(793)	(602)	—	—
Amortization of unrecognized gain	(21)	—	(20)	—

Net period benefit cost (credit)	$(151)	$128	$—	$90

10.	Credit Facilities and Debt

The Company had the following borrowing obligations (in thousands):

	March 31,	September 30,
	2008	2007

Expanded 2006 Credit Facility	$660,313	$663,663
2.75% Convertible Debentures (net of unamortized debt discount of $6.8 million and $7.4 million, respectively)	243,170	242,634
Obligations under capital leases	520	841
Other	85	213

Total long-term debt	904,088	907,351
Less: current portion	7,037	7,430

Non-current portion of long-term debt	$897,051	$899,921

2.75% Convertible Debentures

On August 13, 2007, the Company issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. (the “Initial Purchasers”). Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require the Company to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective interest rate method through August 2014. As of March 31, 2008, the ending unamortized deferred debt issuance costs were $1.1 million and are included in other long-term assets in the Company’s accompanying balance sheet. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of the Company’s existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined) be paid in cash or shares of the Company’s common stock, at the Company’s election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of the Company’s common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, the Company may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require the Company to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, the Company will pay cash and shares of its common stock (or, at its election, cash in lieu of some or all of such common stock), if any. If the Company undergoes a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require the Company to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2008, no conversion triggers were met. If the conversion triggers were met, the Company could be required to repay all or some of the principal amount in cash prior to the maturity date.

Expanded 2006 Credit Facility

The Company has entered into a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Expanded 2006 Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of March 31, 2008, $660.3 million remained outstanding under the term loans, there were $17.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Expanded 2006 Credit Facility contains covenants, including, among other things, covenants that restrict the ability of the Company and its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of March 31, 2008, the Company was in compliance with the covenants under the Expanded 2006 Credit Facility.

Borrowings under the Expanded 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at the Company’s option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Expanded 2006 Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on our leverage ratio. The applicable margin for revolving loan borrowings under the Expanded 2006 Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon the Company’s leverage ratio. As of March 31, 2008, the Company’s applicable margin for the term loan was 1.50% for base rate borrowings and 2.50% for LIBOR-based borrowings. The Company is required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon the Company’s leverage ratio. As of March 31, 2008, the commitment fee rate was 0.5% and the interest rate was 5.63%.

The Company capitalized debt issuance costs related to the Expanded 2006 Credit Facility and is amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of March 31, 2008, the ending unamortized deferred financing fees were $11.2 million and are included in other assets in the Company’s accompanying balance sheets.

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

Year Ending September 30,	Amount

2008 (April 1, 2008 to September 30, 2008)	$3,350
2009	6,700
2010	6,700
2011	6,700
2012	6,700
2013	630,163

Total	$660,313

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extraordinary receipts. The Company may voluntarily prepay borrowings under the Expanded 2006 Credit Facility without premium or penalty other than breakage costs, as defined with respect to LIBOR-based loans.

11.	Accrued Business Combination Costs

In connection with the Company’s acquisitions of SpeechWorks International, Inc. in August 2003 and the company originally named Nuance Communications, Inc., which the Company acquired in September 2005, (and refers to as “Former Nuance,”) the Company assumed obligations relating to certain leased facilities expiring in 2016 and 2012, respectively, and were abandoned by the acquired companies prior to the acquisition date. The fair value of the obligations, net of estimated sublease income, are recognized as liabilities assumed by the Company and accordingly are included in the allocation of the final purchase price. During fiscal 2008, subsequent to the finalization of the purchase price allocation, and in connection with revised information relative to sublease activity for one of the facilities obligations assumed from Former Nuance, the net cash flows expectation changed and the Company recorded $1.9 million to restructuring and other charges related to that facility. The net payments have been discounted in calculating the fair value of these obligations, and the discount is being accreted through the term of the lease. Cash payments net of sublease receipts are presented as cash used in financing activities on the consolidated statements of cash flows. As of March 31, 2008, the total gross payments due from the Company to the landlords of the facilities was $71.8 million. This is reduced by $21.5 million of projected sublease income and a $4.0 million present value discount.

Additionally, the Company has implemented restructuring plans to eliminate duplicate facilities, personnel or assets in connection with the business combinations. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” costs such as these are recognized as liabilities assumed by the Company, and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill. As of March 31, 2008, the total gross payments due from the Company to the landlords of the facilities are $1.8 million. This is reduced by $0.6 million of projected sublease income. The gross value of the lease exit costs will be paid through fiscal 2009. These gross payment obligations are included in the commitments disclosed in Note 14.

The activity for the six months ended March 31, 2008, relating to facilities and personnel recorded in accrued business combination costs, is as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2007	$49,240	$779	$50,019
Charged to restructuring and other expense	1,880	—	1,880
Charged to interest expense	877	—	877
Charged to goodwill	(12)	—	(12)
Cash payments, net of sublease receipts	(6,354)	(659)	(7,013)

Balance at March 31, 2008	$45,631	$120	$45,751

Accrued business combination costs are presented on the balance sheets as follows (in thousands):

	March 31,	September 30,
	2008	2007

Reported as:
Current	$12,046	$14,547
Long-term	33,705	35,472

Total	$45,751	$50,019

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Restructuring and Other Charges

In the second quarter of fiscal 2008, the Company recorded restructuring and other charges of $3.3 million. $2.8 million of this amount relates to the elimination of approximately 110 personnel across multiple functions within the Company, and $0.5 million relates to the consolidation of two pre-existing facilities in California into a single combined facility. In the first quarter of fiscal 2008, the Company recorded restructuring and other charges of $2.2 million, of which $1.9 million relates to revised information regarding sublease activity discussed in Note 11, Accrued Business Combination Costs. The remaining amount relates to the consolidation of certain facilities at its headquarters location.

The following table sets forth the activity relating to restructuring and other charges for the six months ended March 31, 2008 (in thousands):

	Personnel	Facilities	Total

Balance at September 30, 2007	$308	$—	$308
Restructuring and other charges	2,835	763	3,598
Non-cash adjustment	—	140	140
Cash payments	(1,364)	(28)	(1,392)

Balance at March 31, 2008	$1,779	$875	$2,654

13.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 shares as Series B Preferred Stock. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock. Other than the 3,562,238 shares of Series B Preferred Stock that are issued and outstanding, there are no other shares of preferred stock issued or outstanding as of March 31, 2008 or September 30, 2007.

Common Stock

In December 2007, the Company completed an underwritten public offering in which it sold 7,823,000 shares of its common stock. Gross proceeds from this sale were $136.9 million, and the net proceeds after underwriting commissions and other offering expenses were $130.3 million.

On November 26, 2007, in connection with its acquisition of Viecore, the Company issued 5,017,126 shares of its common stock, including 584,924 shares held in an escrow account. The shares not subject to escrow have been valued at $93.1 million and represent a component of the purchase price of Viecore.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 2, 2007, in connection with its acquisition of Vocada, the Company issued 922,561 shares of its common stock, including 56,205 shares held in an escrow account. The shares not subject to escrow have been valued at $17.7 million and represent a component of the purchase price of Vocada.

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

In connection with the acquisition of SpeechWorks in 2003, the Company issued a warrant to its investment banker, expiring on August 11, 2011, for the purchase of 150,000 shares of the Company’s common stock at an

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise price of $3.98 per share. The warrant provides the holder with the option to exercise the warrants on a net, or cashless, basis. The warrant became exercisable on August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model. In October 2006, the warrant was exercised to purchase 125,620 shares of the Company’s common stock. The holder of the warrant elected a cashless exercise resulting in a net issuance of 75,623 shares of the Company’s common stock. As of March 31, 2008, a warrant to purchase 24,380 shares of the Company’s common stock remains outstanding.

Based on its review of EITF 00-19, the Company has determined that each of the above-noted warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheets.

14.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for office space around the world. In connection with many of its acquisitions, the Company assumed facility lease obligations. Among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 11). Additionally, certain of the Company’s lease obligations have been included in various restructuring charges (Note 11 and Note 12). The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of March 31, 2008 (in thousands):

			Other
			Contractual
	Operating	Leases Under	Obligations
Year Ending September 30,	Leases	Restructuring	Assumed	Total

2008 (April 1, 2008 to September 30, 2008)	$8,628	$1,186	$6,588	$16,402
2009	17,084	2,043	13,572	32,699
2010	15,271	598	14,012	29,881
2011	14,381	616	14,549	29,546
2012	12,007	636	12,977	25,620
2013	10,576	379	2,879	13,834
Thereafter	38,030	—	7,214	45,244

Total	$115,977	$5,458	$71,791	$193,226

At March 31, 2008, the Company has subleased certain office space that is included in the above table to third parties. Total sub-lease income under contractual terms is $25.3 million and ranges from approximately $1.9 million to $4.6 million on an annual basis through February 2016.

In connection with certain of its acquisitions, the Company assumed certain financial guarantees that the acquired companies had committed to the landlords. As of March 31, 2008, the total outstanding financial guarantees related to real estate were $17.2 million and are secured by letters of credit issued under the Expanded 2006 Credit Facility.

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

On November 27, 2002, AllVoice Computing plc (“AllVoice”) filed an action against the Company in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed” (the “‘273 Patent”). The ‘273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology field, the Company believes that its products do not infringe the ‘273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. The United States District Court for the Southern District of Texas entered summary judgment against AllVoice and dismissed all claims against the Company on February 21, 2006. AllVoice filed a notice of appeal from this judgment on April 26, 2006. On October 12, 2007, the U.S. Court of Appeals for the Federal Circuit reversed and remanded the summary judgment. On April 4, 2008, the Company entered into a settlement agreement with AllVoice regarding this action. (See Note 17).

In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased Former Nuance stock between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement called for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement was not expected to have any material impact upon the Company, as payments, if any, were expected to be made by insurance carriers, rather than by the Company. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and the plaintiffs in the coordinated proceeding. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007, the district court issued an order terminating the settlement agreement. The plaintiffs in the case have since filed amended master allegations and amended complaints and have moved for class certification, while the defendants have moved to dismiss the complaints and have filed oppositions to the motion for class certification. The Company intends to defend the litigation vigorously and believes it has meritorious defenses to the claims against Former Nuance.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At March 31, 2008, the Company has $4.1 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders currently scheduled in its backlog.

15.	Segment and Geographic Information and Significant Customers

The Company has reviewed the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” with respect to the criteria necessary to evaluate the number of operating segments that exist. Based on its review, the Company has determined that it operates in one segment.

Revenue, classified by the major geographic areas in which the Company’s customers are located, were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

United States	$155,139	$100,830	$291,490	$202,380
International	48,163	31,232	106,836	63,103

Total	$203,302	$132,062	$398,326	$265,483

No country outside of the United States composed greater than 10% of total revenue.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents revenue information for principal product lines, which do not constitute separate segments (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Speech	$180,955	$113,460	$356,699	$228,462
Imaging	22,347	18,602	41,627	37,021

Total	$203,302	$132,062	$398,326	$265,483

The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	March 31,	September 30,
	2008	2007

United States	$1,709,771	$1,602,370
International	141,051	148,801

Total	$1,850,822	$1,751,171

16.	Related Parties

A member of the Company’s Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to the Company. These services may from time-to-time include contingent fee arrangements. For the six months ended March 31, 2008, the Company paid $5.3 million to Wilson Sonsini Goodrich & Rosati for professional services provided to the Company. As of March 31, 2008 and September 30, 2007, the Company had $2.9 million and $5.1 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

On April 7, 2008 the Company entered into a stock purchase agreement with Warburg Pincus. See Note 17.

17.	Subsequent Events

On April 7, 2008, the Company entered into a definitive Agreement and Plan of Merger with eScription, Inc. (“eScription”), a provider of computer aided medical transcription technology. Under the terms of the agreement, total consideration payable to the shareholders and optionholders of eScription is approximately $400.0 million, composed of $340.0 million in cash, approximately 1.3 million shares of the Company’s common stock, of which 1.1 million shares will be placed into escrow and the assumption of all eScription’s outstanding employee stock options, valued at approximately $37.0 million. The Company has agreed to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission following the closing of the merger to register the shares of common stock to be issued to the eScription shareholders. The cash portion of the consideration may increase by up to approximately $5.7 million, based on the volume weighted average price of the Company’s common stock on the effective date of the registration statement.

On April 7, 2008, the Company entered into a purchase agreement by and among the Company and Warburg Pincus, pursuant to which Warburg Pincus agreed to purchase, and the Company agreed to sell, 5,760,369 shares of the Company’s common stock for an aggregate purchase price of $100 million, and warrants to purchase 3,700,000 shares of the Company’s common stock for an aggregate purchase price of approximately $0.5 million. The warrants have an exercise price of $20.00 per share and a term of four years. Warburg Pincus also has agreed not to sell any shares of the Company’s common stock for a period of six months from the closing of the Warburg Pincus financing. The closing of the Warburg Pincus financing is conditioned upon, among other things, the closing of the eScription acquisition.

On April 4, 2008, the Company entered into a settlement and license agreement with AllVoice regarding the action originally filed against the Company on November 27, 2002. $2.7 million, which is a portion of the total payment, is included in cost of revenue from amortization of intangible assets in the accompanying statement of operations for the three and six months ended March 31, 2008.

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

We have built a world-class portfolio of speech solutions both through internal development and acquisitions. We continue to pursue opportunities to broaden our speech solutions and expect to continue to make acquisitions of other companies, businesses and technologies to complement our internal investments. We have a team that focuses on evaluating market needs and potential acquisitions to fulfill them. In addition, we have a disciplined methodology for integrating acquired companies and businesses after the transaction is complete. Acquisitions completed or announced in recent years include the following significant transactions:

•	On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units to expand our solutions for speech in call centers and within automobiles and mobile devices.

•	On August 11, 2003, we acquired SpeechWorks International, Inc. to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

•	On February 1, 2005, we acquired Phonetic Systems Ltd. to complement our solutions and expertise in automated directory assistance and enterprise speech applications.

•	On September 15, 2005, we acquired the former Nuance Communications, Inc., which we refer to as Former Nuance, to expand our portfolio of technologies, applications and services for call center automation, customer self service and directory assistance.

•	On March 31, 2006, we acquired Dictaphone Corporation, a leading healthcare information technology company, to broaden our range of digital dictation, transcription, and report management system solutions.

•	On March 26, 2007, we acquired Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus Infosys India Private Limited, a leading provider of healthcare transcription services, to compliment our Dictaphone iChart Web-based transcription solutions and expand our ability to deliver Web-based speech recognition solutions and provide scalable Internet delivery of automated transcription.

•	On April 24, 2007, we acquired BeVocal, Inc., a provider of hosted self-service customer case solutions to expand our product portfolio in the areas of mobile customer lifecycle management, mobile premium services and other mobile consumer products.

•	On August 24, 2007, we acquired Voice Signal Technologies, Inc. a global provider of speech technology for mobile devices to enhance our solutions and expertise addressing the accelerating demand for speech-enabled mobile devices and services that allow people to use spoken commands to simply and effectively navigate and retrieve information and to control and operate mobile phones.

•	On August 24, 2007, we acquired Tegic Communications, Inc. a wholly owned subsidiary of AOL LLC and a developer of embedded software for mobile devices. The Tegic acquisition expands our presence in the mobile device industry and accelerates the delivery of a new mobile user interface that combines voice, text and touch to improve the user experience for consumers and mobile professionals.

•	On November 26, 2007, we acquired Viecore, Inc., a consulting and systems integration firm. The Viecore acquisition expands our professional services capabilities and complements our existing partnerships, allowing us to deliver end-to-end speech solutions and system integration for speech-enabled customer care in key vertical markets including financial services, telecommunications, healthcare, utilities and government.

•	On April 7, 2008, we entered into a definitive Agreement and Plan of Merger with eScription, Inc., a provider of computer aided medical transcription technology. We believe the eScription acquisition will allow the combined organization to deliver scalable, highly productive medical transcription solutions, as well as accelerate future innovation to transform the way healthcare providers document patient care.

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

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenue:
Product and licensing	46.4%	53.2%	48.3%	55.0%
Professional services, subscription and hosting	35.5	24.9	33.8	22.9
Maintenance and support	18.1	21.9	17.9	22.1

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product and licensing	5.3	9.1	5.6	8.4
Cost of professional services, subscription and hosting	27.8	17.1	25.4	16.2
Cost of maintenance and support	4.3	5.0	4.1	5.1
Cost of revenue from amortization of intangible assets	3.8	2.2	3.2	2.2

Gross margin	58.8	66.6	61.7	68.1

Research and development	15.2	13.3	14.8	12.8
Sales and marketing	28.0	31.7	28.3	32.3
General and administrative	13.8	13.3	13.4	12.4
Amortization of other intangible assets	7.0	3.9	6.4	3.9
Restructuring and other charges	1.6	—	1.4	—

Total operating expenses	65.6	62.2	64.3	61.4

Income (loss) from operations	(6.8)	4.4	(2.6)	6.7
Other income (expense), net	(6.0)	(4.9)	(6.6)	(5.0)

Income (loss) before income taxes	(12.8)	(0.5)	(9.2)	1.7
Provision for income taxes	0.4	0.8	1.4	2.8

Net loss	(13.2)%	(1.3)%	(10.6)%	(1.1)%

Total Revenue

The following table shows total revenue by geographic location, based on the location of our customers, including period to period variances (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

United States	$155.1	$100.9	$54.2	53.8%	$291.5	$202.4	$89.1	44.1%
International	48.2	31.2	17.0	54.5%	106.8	63.1	43.7	69.3%

Total Revenue	$203.3	$132.1	$71.2	53.9%	$398.3	$265.5	$132.8	50.0%

The increase in total revenue for the three months ended March 31, 2008, as compared to the same period ended March 31, 2007, was driven by a combination of organic growth and contributions from acquisitions. Network revenue, which are primarily included in our enterprise speech portfolio of solutions, increased $27.6 million, including contributions from our acquisitions of BeVocal and Viecore; healthcare and dictation revenue increased $16.1 million, including contributions from our acquisitions of Focus, Commissure and Vocada; embedded revenue, which are primarily included in our mobility speech solutions, increased $23.8 million, including contributions from our acquisitions of VoiceSignal and Tegic, and imaging revenue increased $3.9 million.

The increase in total revenue for the six months ended March 31, 2008, as compared to the same period ended March 31, 2007, was driven by a combination of organic growth and contributions from acquisitions. Network revenue increased $49.4 million, including contributions from our acquisitions of BeVocal and Viecore; healthcare and dictation revenue increased $31.1 million, including contributions from our acquisitions of Focus, Commissure and Vocada; embedded revenue increased $48.1 million including contributions from our acquisitions of VoiceSignal and Tegic and imaging revenue increased $4.6 million.

Based on the location of the customers, the geographic split for the three month periods ended March 31, 2008 and 2007 was 76% of total revenue in the United States and 24% internationally.

For the six months ended March 31, 2008, 73% of total revenue was generated in the United States and 27% internationally, as compared to 76% generated in the United States and 24% internationally for the same period in the prior year. The increase in the percentage of international revenue is primarily attributable to our acquisitions of VoiceSignal and Tegic, which have significantly higher proportions of revenue from internationally based customers.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our speech and imaging products and technology. The following table shows product and licensing revenue data, including period to period variances, and percentage of revenue figures (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Product and licensing revenue	$94.3	$70.3	$24.0	34.1%	$192.2	$146.1	$46.1	31.6%

As a percentage of total revenue	46.4%	53.2%			48.3%	55.0%

The increase in product and licensing revenue for the three months ended March 31, 2008, as compared to the same period ended March 31, 2007, consisted primarily of a $23.9 million increase in embedded revenue, including contributions from our acquisitions of VoiceSignal and Tegic. Due to a change in revenue mix, primarily relating to the accelerated growth of professional services, subscription and hosting revenue, product and licensing revenue decreased by 6.8 percentage points of total revenue, as compared to the same period ended March 31, 2007.

The increase in product and licensing revenue for the six months ended March 31, 2008, as compared to the same period ended March 31, 2007, consisted of a $46.3 million increase in embedded revenue, including contributions from our acquisitions of VoiceSignal and Tegic and a $4.7 increase in imaging revenue offset by a slight decline in healthcare and dictation revenue as customers migrate to our iChart hosted solution. Our changing revenue mix, primarily relating to the accelerated growth of professional services, subscription and hosting revenue, contributed to the 6.7% decrease in product and licensing revenue as a percentage of total revenue, as compared to the same period ended March 31, 2007.

Professional Services, Subscription and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for speech customers. Subscription and hosting revenue primarily relates to delivering hosted and on-site directory assistance and transcription and dictation services over a specified term, as well as self-service, on-demand offerings to carriers and enterprises. The following table shows professional services, subscription and hosting revenue data, including period to period variances, and percentage of revenue figures (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Professional services, subscription and hosting revenue	$72.2	$32.8	$39.4	120.0%	$134.6	$60.8	$73.8	121.4%

As a percentage of total revenue	35.5%	24.9%			33.8%	22.9%

The increase in professional services, subscription and hosting revenue for the three months ended March 31, 2008, as compared to the same period ended March 31, 2007, consisted of a $25.8 million increase in network revenue, including contributions from the acquisitions of BeVocal’s hosted application and Viecore’s system integration and professional services and a $13.9 million increase in healthcare and dictation revenue, primarily attributable to the acquisition of Focus and organic growth of the iChart transcription solutions. As a percentage of total revenue, professional services, subscription and hosting revenue increased by 10.6 percentage points due to both accelerated organic revenue and acquisition related revenue which included a higher relative proportion of revenue being derived from professional services, subscription and hosting revenue.

The increase in professional services, subscription and hosting revenue for the six months ended March 31, 2008, as compared to the same period ended March 31, 2007, consisted primarily of a $47.1 million network revenue increase including contributions from BeVocal and Viecore and a $26.3 million increase in healthcare and dictation revenue, primarily attributable to the acquisition of Focus and organic growth of the iChart transcription solutions. As a percentage of total revenue, professional services, subscription and hosting revenue increased by 10.9 percentage points due to both increased organic revenue and acquisition related revenue which included a higher relative proportion of revenue being derived from professional services, subscription and hosting revenue.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance service for our speech products, including network, embedded and dictation and transcription products. The following table shows maintenance and support revenue data, including period to period variances, and percentage of revenue figures (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Maintenance and support revenue	$36.8	$28.9	$7.9	27.3%	$71.5	$58.6	$12.9	22.0%

As a percentage of total revenue	18.1%	21.9%			17.9%	22.1%

The increase in maintenance and support revenue for the three months ended March 31, 2008, as compared to the same period ended March 31, 2007, consisted primarily of a $4.0 million increase in maintenance and support revenue associated with healthcare and dictation solutions and a $3.4 million increase in maintenance and support revenue associated with network revenue driven by a combination of organic growth and the acquisition of Viecore. As a percentage of total revenue, maintenance and support revenue decreased by 3.8 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services, subscription and hosting revenue relative to maintenance and support revenue.

The increase in maintenance and support revenue for the six months ended March 31, 2008, as compared to the same period ended March 31, 2007, consisted primarily of a $6.8 million increase in maintenance and support revenue associated with healthcare and dictation solutions and a $4.8 million increase in maintenance and support revenue associated with network revenue driven by a combination of organic growth and the acquisition of Viecore. As a percentage of total revenue, maintenance and support revenue decreased by 4.2 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services, subscription and hosting revenue relative to maintenance and support revenue.

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs, and third-party royalty expenses. The following table shows cost of product and licensing revenue data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Cost of product and licensing revenue	$10.7	$12.1	$(1.4)	(11.6)%	$22.3	$22.3	$—	—%

As a percentage of product and licensing revenue	11.3%	17.2%			11.6%	15.3%

The decrease in cost of product and licensing revenue for the three months ended March 31, 2008, as compared to the same period ended March 31, 2007, was primarily due to lower hardware and software costs related to our healthcare products, partially offset by increased royalty expense related to increased imaging revenue. Cost of product and licensing revenue decreased as a percentage of total revenue primarily due to increased product and licensing revenue related to certain of our recent acquisitions that do not carry significant product cost, and to a lesser extent to a change in the mix of our sales and licensing of our Dictaphone products towards products with higher margin.

Cost of product and licensing revenue were relatively constant for the six months ended March 31, 2008, as compared to the same period ended March 31, 2007, as lower hardware and software costs related to our healthcare product were offset by increased royalty expense related to increased imaging revenue. Cost of product and licensing revenue decreased as a percentage of total revenue primarily due to increased product and licensing revenue related to certain of our recent acquisitions that do not carry significant product cost, and to a lesser extent to a change in the mix of our sales and licensing of our Dictaphone products towards products with higher margin.

Cost of Professional Services, Subscription and Hosting Revenue

Cost of professional services, subscription and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead, as well as the hardware and communications fees that support our subscription and hosted solutions. The following table shows cost of professional services, subscription and hosting revenue, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Cost of professional services, subscription and hosting revenue	$56.4	$22.6	$33.8	149.6%	$101.3	$43.1	$58.2	135.0%

As a percentage of professional services, subscription and hosting revenue	78.1%	68.9%			75.3%	70.9%

The increase in cost of professional services, subscription and hosting revenue for the three months ended March 31, 2008, as compared to the same period ended March 31, 2007, consisted of a $22.8 million increase in cost relating to network revenue, including contributions from the acquisitions of BeVocal’s hosted application and Viecore’s system integration and professional services and a $10.1 million increase in cost relating to healthcare and dictation revenue, primarily attributable to the acquisition of Focus and growth of the iChart transcription solutions.

The increase in cost of professional services, subscription and hosting revenue for the six months ended March 31, 2008, as compared to the same period ended March 31, 2007, consisted of a $36.9 million increase in cost relating to network revenue, including contributions from the acquisitions of BeVocal’s hosted application and Viecore’s system integration and professional services and a $18.0 million increase in cost relating to healthcare and dictation revenue, primarily attributable to the acquisition of Focus and growth of the iChart transcription solutions.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Cost of maintenance and support revenue	$8.9	$6.6	$2.3	34.8%	$16.4	$13.5	$2.9	21.5%

As a percentage of maintenance and support revenue	24.2%	22.8%			22.9%	23.0%

The increase in cost of maintenance and support revenue for the three months ended March 31, 2008, as compared to the same period ended March 31, 2007, was primarily attributable to the organic growth in our maintenance and support revenue and, to a lesser degree, from incremental costs related to maintenance and support revenue from our acquisitions consummated in fiscal 2007 and 2008.

The increase in cost of maintenance and support revenue for the six months ended March 31, 2008, as compared to the same period ended March 31, 2007, was primarily attributable to the organic growth in our maintenance and support revenue and, to a lesser degree, from incremental costs related to maintenance and support revenue from our acquisitions consummated in fiscal 2007 and 2008.

Cost of Revenue from Amortization of Intangible Assets

Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology using the straight-line basis over the estimated useful lives of the assets. We evaluate the recoverability of intangible assets periodically or whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. The following table shows cost of revenue from amortization of intangible assets data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Cost of revenue from amortization of intangible assets	$7.8	$3.0	$4.8	160.0%	$12.7	$5.8	$6.9	119.0%

As a percentage of total revenue	3.8%	2.3%			3.2%	2.2%

The increase in cost of revenue from amortization of intangible assets for the three and six months ended March 31, 2008, as compared to the same periods ended March 31, 2007, was primarily attributable to the amortization of intangible assets acquired in connection with our acquisitions closed in fiscal 2007 and 2008, as well as new patent licenses purchased during the current period.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead costs allocated to our engineering staff. The following table shows research and development expense data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Total research and development expense	$30.9	$17.6	$13.3	75.6%	$58.8	$34.1	$24.7	72.4%

As a percentage of total revenue	15.2%	13.3%			14.8%	12.8%

The increase in research and development expense for the three months ended March 31, 2008, as compared to the same period ended March 31, 2007, primarily consisted of an increase of $6.8 million in compensation expense, of which $4.9 million was due to increased headcount associated with our fiscal 2007 acquisitions, and a $1.9 million increase in contract labor and professional services to support ongoing research and development projects. Additionally, $3.7 million of the increase is attributable to increased share-based payments. To date, we have not capitalized any internal development costs, as the cost incurred after technological feasibility but before release of products has not been significant.

The increase in research and development expense for the six months ended March 31, 2008, as compared to the same period ended March 31, 2007, primarily consisted of an increase of $12.2 million in compensation expense, of which $9.2 million was due to increased headcount associated with our fiscal 2007 acquisitions, and a $4.3 million increase in contract labor and professional services to support ongoing research and development projects. Additionally, $6.1 million of the increase is attributable to increased share-based payments.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshows and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Total sales and marketing expense	$56.8	$41.9	$14.9	35.6%	$112.8	$85.7	$27.1	31.6%

As a percentage of total revenue	28.0%	31.7%			28.3%	32.3%

The increase in sales and marketing expenses for the three months ended March 31, 2008, as compared to the same period ended March 31, 2007, was primarily due to $11.1 million in salaries and other variable costs, such as commissions and travel expenses related to increased headcount from our fiscal 2007 and 2008 acquisitions and to support the organic business growth and $0.9 million related to marketing programs and channel program expenses. An additional $1.7 million of the increase was related to increased share-based payments. Sales and marketing expense as a percentage of total revenue decreased by 3.8 percentage points. Changes in salaries and other variable costs contributed 1.4 percentage points of the reduction in sales and marketing expense as a percentage of total revenue, while marketing and channel programs contributed 1.4 percentage points and the share-based payments contributed a 0.5 percentage point decrease.

The increase in sales and marketing expenses for the six months ended March 31, 2008, as compared to the same period ended March 31, 2007, was primarily due to $20.3 million in salaries and other variable costs, such as commissions and travel expenses related to increased headcount from our fiscal 2007 and 2008 acquisitions and to support organic business growth and $2.1 million related to marketing programs and channel program expenses. Additionally, $3.3 million of the increase was related to increased share-based payments. Sales and marketing expense as a percentage of total revenue decreased by 4.0 percentage points. Changes in salaries and other variable costs contributed 1.5 percentage points of the reduction in sales and marketing expense as a percentage of total revenue, while the marketing and channel programs contributed 1.3 percentage points and the share-based payments contributed a 0.3 percentage point decrease.

General and Administrative Expense

General and administrative expense primarily consists of personnel costs (including overhead), for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Total general and administrative expense	$28.1	$17.5	$10.6	60.6%	$53.3	$32.9	$20.4	62.0%

As a percentage of total revenue	13.8%	13.3%			13.4%	12.4%

The increase in general and administrative expense for the three months ended March 31, 2008, as compared to the same period ended March 31, 2007, was primarily due to increased compensation of $5.6 million and a $2.1 million increase in expenses relating to temporary employees, professional services, and infrastructure to support our growing organization. An additional $2.7 million of the increase was related to increased share-based payments.

The increase in general and administrative expense for the six months ended March 31, 2008, as compared to the same period ended March 31, 2007, was primarily due to increased compensation of $9.3 million and a $5.1 million increase in expenses relating to temporary employees, professional services, and infrastructure to support our growing organization. An additional $4.1 million of the increase was related to increased share-based payments.

Amortization of Other Intangible Assets

Amortization of other intangible assets into operating expense includes amortization of acquired customer and contractual relationships, non-competition agreements and acquired trade names and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefit of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We evaluate these assets for impairment and for appropriateness of their remaining life on an ongoing basis. The following table shows amortization of other intangible assets data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Total amortization of other intangible assets	$14.2	$5.1	$9.1	178.4%	$25.7	$10.3	$15.4	149.5%

As a percentage of total revenue	7.0%	3.9%			6.4%	3.9%

The increase in amortization of other intangible assets for the three and six months ended March 31, 2008, as compared to the same periods ended March 31, 2007, was primarily attributable to the amortization of identifiable intangible assets acquired in connection with our acquisitions closed in fiscal 2007 and 2008.

Restructuring and Other Charges (Credits), Net

In the second quarter of fiscal 2008, we recorded restructuring and other charges of $3.3 million. $2.8 million of this amount relates to the elimination of approximately 110 personnel, across multiple functions, and $0.5 million relates to the consolidation of two pre-existing facilities in California into a single combined facility. In the first quarter of fiscal 2008, we recorded restructuring and other charges of $2.2 million, of which $1.9 million relates to revised information regarding sublease activity discussed in Note 11, Accrued Business Combination Costs. The remaining amount relates to restructuring and other charges in the first quarter of fiscal 2008 related to the consolidation of certain facilities at our headquarters location.

Current activity recorded to the restructuring accrual for the six months ended March 31, 2008 was as follows (in millions):

	Personnel	Facilities	Total

Balance at September 30, 2007	$0.3	$—	$0.3
Restructuring and other charges	2.8	0.8	3.6
Non-cash adjustment	—	0.1	0.1
Cash payments	(1.3)	—	(1.3)

Balance at March 31, 2008	$1.8	$0.9	$2.7

Other Income (Expense), Net

The following table shows other income (expense) data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Interest income	$2.9	$1.3	$1.6	123.1%	$4.5	$2.7	$1.8	66.7%
Interest expense	(14.7)	(7.5)	(7.2)	96.0%	(29.9)	(15.2)	(14.7)	96.7%
Other income (expense), net	(0.5)	(0.3)	(0.2)	66.7%	(1.1)	(0.8)	(0.3)	37.5%

Total other income (expense), net	$(12.3)	$(6.5)	$(5.8)	89.2%	$(26.5)	$(13.3)	$(13.2)	99.3%

As a percentage of total revenue	(6.0)%	(4.9)%			(6.6)%	(5.0)%

The increase in interest income was primarily due to higher cash balances, net of lower interest rates during the three and six month periods ended March 31, 2008, as compared to the same periods ended March 31, 2007. The increase in interest expense was mainly due to the increase in our term loan borrowings and the $250.0 million convertible debentures that we issued in August 2007. Other income (expense) principally consisted of foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries who have transactions denominated in currencies other than their functional currencies, as well as the translation of certain of our intercompany balances.

Provision for Income Taxes

The following table shows the provision for income taxes in absolute dollars and the effective income tax rate (in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Income tax provision	$0.8	$1.0	$(0.2)	(20.0)%	$5.4	$7.4	$(2.0)	(27.0)%

Effective income tax rate	(3.0)%	(149.4)%			(14.7)%	167.5%

The income tax provision for the three and six month periods ended March 31, 2008 includes provisions (benefits) for current and deferred federal, state, and foreign taxes of approximately $(0.6) million and $1.5 million, respectively, and an increase in the valuation allowance of approximately $1.3 million and $3.9 million, respectively.

The variance of our effective income tax rate from the federal statutory rate of 35% is due primarily to state income taxes, the disallowance for tax purposes of certain share-based compensation charges, and the increase in our valuation allowance with respect to certain deferred tax assets.

Valuation allowances have been established for the U.S. net deferred tax asset, which we believe do not meet the “more likely than not” realization criteria established by SFAS 109, “Accounting for Income Taxes” and that are not otherwise offset by deferred tax liabilities. Due to a history of cumulative losses in the United States, a full valuation allowance has been recorded against the net deferred assets of our U.S. entities. At March 31, 2008, we had a valuation allowance for U.S. net deferred tax assets of approximately $264.5 million. The U.S. net deferred tax assets is composed of tax assets primarily related to net operating loss carryforwards (resulting both from business combinations and from operations) and tax credits, offset by deferred tax liabilities primarily related to intangible assets. Certain of these intangible assets have indefinite lives, and the resulting deferred tax liability associated with these assets is not allowed as an offset to our deferred tax assets for purposes of determining the required amount of our valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $354.2 million as of March 31, 2008, an increase of $169.9 million compared to $184.3 million as of September 30, 2007. In addition, we had $0.1 million of marketable securities as of March 31, 2008 as compared to $2.6 million at September 30, 2007. Our working capital was $277.1 million as of March 31, 2008 as compared to $164.9 million at the end of fiscal 2007. As of March 31, 2008, our total retained deficit was $247.3 million. We do not expect our retained deficit to impact our future ability to operate given our strong cash and financial position. Our increase in cash and cash equivalents was composed of $131.1 million raised from the sale of our common stock in December 2007 and $82.0 million provided by operating activities, partially offset by the net impact of cash used in investing activities and in financing activities other than the December 2007 common stock issuance.

Cash provided by operating activities

Cash provided by operating activities for the six months ended March 31, 2008 was $82.0 million, an increase of $20.7 million, or 33.8%, as compared to net cash provided by operating activities of $61.3 million for the six months ended March 31, 2007. The increase was primarily due to $16.7 million of additional cash generated from changes in working capital accounts. As compared to last year, we generated an additional $35.3 million from accounts receivable and $9.8 million from prepaid and other assets. These increases were partially offset by an incremental usage of $24.5 million for accounts payable and accrued expenses, and $5.5 million for deferred revenue. The increase in cash provided by operating activities is also composed of $3.9 million additional cash generated from net loss after adding back non-cash items such as depreciation and amortization and share-based payments.

Cash used in investing activities

Cash used in investing activities for the six months ended March 31, 2008 was $32.5 million, a decrease of $34.4 million, or 51.4%, as compared to net cash used in investing activities of $66.9 million for the six months ended March 31, 2007. The decrease in cash used in investing activities was primarily driven by a $37.0 million decrease in cash paid relating to our acquisitions.

Cash provided by (used in) financing activities

Cash provided by financing activities for the six months ended March 31, 2008 was $119.3 million, as compared to net cash used in financing activities of $17.3 million for the six months ended March 31, 2007. The change in cash provided by financing activities was primarily related to our sale of common stock in December 2007, which provided $131.1 million in net proceeds. Additionally, in the in the six month period ended March 31, 2007 we used $18.7 million in cash for deferred acquisition payments which were not incurred in the corresponding fiscal 2008 period, leading to a favorable increase in cash flows when comparing the two periods. This increase in cash provided by (used in) financing activities in the comparable fiscal periods was partially offset by our fiscal 2008 net use of $2.2 million in cash relating to our employees’ income taxes on the vesting of restricted stock awards, partially offset by cash received upon the exercise of stock options by our employees. In the corresponding fiscal 2007 period we generated $15.1 million in cash from employee stock awards.

Credit Facility

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. (the “Initial Purchasers”). Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. As of March 31, 2008, the ending unamortized deferred debt issuance costs were $1.1 million and are included in other long-term assets in our accompanying balance sheet. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2027 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2008, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Expanded 2006 Credit Facility

We entered into a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Expanded 2006 Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of March 31, 2008, $660.3 million remained outstanding under the term loans and there were $17.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Expanded 2006 Credit Facility contains covenants, including, among other things, covenants that restrict the ability us and our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of March 31, 2008, we were in compliance with the covenants under the Expanded 2006 Credit Facility.

Borrowings under the Expanded 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Expanded 2006 Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on our leverage ratio. The applicable margin for revolving loan borrowings under the Expanded 2006 Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon the our leverage ratio. As of March 31, 2008, our applicable margin for the term loan was 1.50% for base rate borrowings and 2.50% for LIBOR-based borrowings. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of March 31, 2008, the commitment fee rate was 0.5% and the interest rate was 5.63%.

We capitalized debt issuance costs related to the Expanded 2006 Credit Facility and are amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of March 31, 2008, the ending unamortized deferred financing fees were $11.2 million and are included in other assets in our accompanying balance sheet.

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

Year Ending September 30,	Amount

2008 (April 1 to September 30, 2008)	$3.3
2009	6.7
2010	6.7
2011	6.7
2012	6.7
2013	630.2

Total	$660.3

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

On April 7, 2008, we entered into a definitive Agreement and Plan of Merger with eScription, a provider of computer aided medical transcription technology. Under the terms of the agreement, total consideration payable is approximately $400.0 million, composed of $340.0 million in cash, approximately 1.3 million shares of our common stock and the assumption of all of eScription’s outstanding employee stock options and restricted stock, valued at approximately $37.0 million. The cash portion of the consideration may increase by approximately $5.7 million, based on the volume weighted average price of our common stock on the effective date of the registration statement required to be filed pursuant to the terms of the merger agreement. We will fund the cash portion of the eScription acquisition from our current cash and cash equivalents of $354.2 million and from our simultaneous sale to Warburg Pincus of 5,760,369 shares of our common stock and warrants to purchase 3,700,000 shares of our common stock for an aggregate purchase price of $100.5 million.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2008 (in millions):

	Payments Due by Period
		Remaining		Fiscal 2010	Fiscal 2012
Contractual Obligations	Total	Fiscal 2008	Fiscal 2009	and 2011	and 2013	Thereafter

Expanded 2006 Credit Facility	$660.3	$3.3	$6.7	$13.4	$636.9	$—
2.75% Convertible Senior Debenture(1)	250.0	—	—	—	—	250.0
Interest payable under 2006 Expanded Credit Facility(2)	237.7	24.3	48.3	95.1	70.0	—
Interest payable under 2.75% Convertible Senior Debentures(3)	44.7	3.4	6.8	13.8	13.8	6.9
Lease obligations and other liabilities:
Capital leases and other liabilities	0.7	0.3	0.3	0.1	—	—
Operating leases	116.0	8.6	17.1	29.7	22.6	38.0
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions(4)	5.4	1.2	2.0	1.2	1.0	—
Pension, minimum funding requirement(5)	6.0	0.9	1.7	3.4	—	—
Purchase commitments(6)	4.1	4.1	—	—	—	—
Other liabilities assumed(7)	71.8	6.6	13.6	28.5	15.9	7.2

Total contractual cash obligations	$1,396.7	$52.7	$96.5	$185.2	$760.2	$302.1

(1)	Holders of the 2.75% Senior Convertible Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly under the credit facility, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the terms of the Expanded 2006 Credit Facility.

(3)	Interest is due and payable semi-annually under the 2.75% Senior Convertible Debentures.

(4)	Obligations include contractual lease commitments related to two facilities that were part of a 2005 restructuring plan. As of March 31, 2008, total gross lease obligations were $3.6 million and are included in the contractual obligations herein. The remaining obligations represent contractual lease commitments associated with the implemented plans to eliminate duplicate facilities in conjunction with our acquisitions. As of March 31, 2008, we have subleased two of the facilities to unrelated third parties with total sublease income of $3.8 million through fiscal 2013.

(5)	Our U.K. pension plan has a minimum funding requirement of £859,900 (approximately $1.7 million based on the exchange rate at March 31, 2008) for each of the next 3 years, through fiscal 2011.

(6)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(7)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessors prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs relate to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $71.8 million. As of March 31, 2008, we have sub-leased a portion of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $21.5 million, which ranges from $1.5 million to $3.9 million on an annualized basis through 2016.

In connection with our acquisition of Phonetic in February 2005, a deferred payment of $17.5 million was due and paid to the former shareholders of Phonetic on February 1, 2007. Under the agreement, we also agreed to make earnout payments of up to $35.0 million upon achievement of certain established financial and performance targets through December 31, 2007, in accordance with the purchase agreement. We have notified the former shareholders of Phonetic that the financial and performance targets for calendar 2005 and 2006, representing $24.0 million of the $35.0 million, were not achieved. The former shareholders of Phonetic have objected to this determination. We are currently in discussions with the former shareholders of Phonetic in regards to this matter. We have not recorded any obligations relative to the calendar 2005 and 2006 measures as of March 31, 2008. We are currently evaluating the calculations relative to the calendar 2007 financial and performance targets, and have not recorded any obligations relative to these measures as of March 31, 2008.

In connection with our acquisition of BeVocal on April 24, 2007, we agreed to make payments pursuant to the earnout of up to $65.1 million upon the achievement of certain financial targets through December 31, 2007, in accordance with the merger agreement. We have accrued $49.8 million, based on the preliminary measurement of this amount as of March 31, 2008, of which $46.4 million would be payable in cash and $3.4 million would be payable either as an adjustment to the exchange ratio of the assumed stock options, or a cash payment in lieu of such an adjustment, at our option. $8.6 million of the earnout is being recorded to compensation expense over the period of service required under the merger agreement, and $41.2 million has been recorded as an increase to purchase price. These estimated earnout payments are included in current liabilities as of March 31, 2008 and a prior estimate was included in long-term liabilities as of September 30, 2007. Our final determination regarding the actual amount of the earnout payments will be made in October 2008. Following the determination, we will seek agreement on the determination with the shareholder representative and pay the amount shortly after agreement is reached.

In connection with the escrow relating to the Viecore acquisition, we have guaranteed a minimum market value of $20.43 per share when the escrow shares are released. We are required to pay the difference, if any, in cash. Based on the closing market value per share of $17.41 on March 31, 2008, we would be required to pay the former shareholders of Viecore approximately $1.8 million, which would be recorded as incremental purchase price reflected in goodwill.

As a result of our adoption of FIN 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on October 1, 2007, our gross liability for unrecognized tax benefits was approximately $2.5 million, including approximately $0.2 million of accrued interest and penalties. The gross liability as of March 31, 2008 was $2.6 million, including $0.3 million of accrued interest and penalties. We estimate that approximately $1.5 million of this amount may be paid within the next two years and we are currently unable to reasonably estimate the amount or timing of payments for the remainder of the liability.

Financial Instruments

As of March 31, 2008, we have a $100 million interest rate swap outstanding. The interest rate swap was entered into in conjunction with a term loan on March 31, 2006. The interest rate swap was designated as a cash flow hedge, and change in the fair value of this cash flow hedge is recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). The interest rate swap has resulted in cumulative losses of $3.0 million as of March 31, 2008. These losses are included in other liabilities.

Off-Balance Sheet Arrangements

Through March 31, 2008, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, We expect to adopt SFAS 161 in the second quarter of fiscal 2009.

In December 2007, the FASB issued SFAS 141 (revised), “Business Combinations” (“SFAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We expect to adopt SFAS 141R for any business combinations entered into beginning in fiscal 2010.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 has as its objective to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity makes that choice in the first 120 days of that fiscal year. We did not elect early adoption and expect to adopt SFAS 159 at the beginning of fiscal 2009. We are evaluating the impact, if any, that SFAS 159 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We expect to adopt SFAS 157 at the beginning of fiscal 2009. We are evaluating the impact, if any, that SFAS 157 may have on our consolidated financial statements.

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

As of the adoption date of October 1, 2007, we had $2.5 million of unrecognized tax benefits. At March 31, 2008, the liability for income taxes associated with uncertain tax positions was $2.6 million. Included in this amount is approximately $0.7 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that would be offset through goodwill. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2008 would not have a material impact on our revenue, operating results or cash flows.

Occasionally, we have entered into forward exchange contracts to hedge against foreign currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was not material at March 31, 2008 and a hypothetical change of 10% in exchange rates would not have a material impact on our financial results. During the three and six month periods ended March 31, 2008, we recorded foreign exchange losses of $0.3 million and $0.6 million, respectively.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents and the outstanding debt under the Expanded 2006 Credit Facility.

At March 31, 2008, we held approximately $354.2 million of cash and cash equivalents, and marketable securities, primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

At March 31, 2008, our total outstanding debt balance exposed to variable interest rates was $660.3 million. To partially offset this variable interest rate exposure, we entered into a $100 million interest rate swap derivative contract. The interest rate swap is structured to offset periodic changes in the variable interest rate without changing the characteristics of the underlying debt instrument. A hypothetical change in market rates would have a significant impact on the interest expense and amounts payable relating to the $560.3 million of debt that is not offset by the interest rate swap. Assuming a 1.0% change in interest rates, our interest expense would increase $5.6 million per annum.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of, and with the participation of, management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure on controls and procedures are effective to meet the requirements of Rule 13a-15 under the Exchange Act.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of March 31, 2008, we had identified intangible assets amounting to approximately $393.6 million and goodwill of approximately $1.3 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. The combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of March 31, 2008, we had a total of $910.3 million of gross debt outstanding, including $660.3 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of March 31, 2008, there were $17.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

We reported net losses of approximately $42.2 million for the six months ended March 31, 2008 and $14.0 million, $22.9 million and $5.4 million for fiscal years 2007, 2006 and 2005, respectively. We had an accumulated deficit of approximately $247.3 million at March 31, 2008. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any transaction to raise additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will increase in the future. Reported international revenue, classified by the major geographic areas in which our customers are located, represented approximately $106.8 million, 27% of our total revenue, for the six months ended March 31, 2008, and $130.4 million, $100.2 million and $71.5 million, representing 22%, 26%, and 31% of our total revenue, respectively, for fiscal 2007, 2006 and 2005, respectively. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with prior acquisitions we have added research and development resources in Aachen, Germany and Montreal, Canada. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified. As of March 31, 2008, we had identified intangible assets amounting to approximately $393.6 million and goodwill of approximately $1.3 billion.

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

We derive revenue from contracts with the United States government, as well as various state and local governments, and their respective agencies. Our sales to government agencies have increased as a result of our recent acquisition of Viecore and our prior acquisition of Dictaphone. Government contracts are generally subject to audits and investigations which could identify violations of these agreements. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation if we were found to have violated the terms of our government contracts.

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

Security and privacy breaches in our systems may damage client relations and inhibit our growth.

The uninterrupted operation of our hosted solutions and the confidentiality of third-party information that resides on our systems is critical to our business. We have what we believe to be sufficient security around our systems to prevent unauthorized access. Any failures in our security and privacy measures could have a material adverse effect on our financial position and results of operations. If we are unable to protect, or our clients perceive that we are unable to protect, the security and privacy of our electronic information, our growth could be materially adversely affected. A security or privacy breach may:

•	cause our clients to lose confidence in our solutions;

•	harm our reputation;

•	expose us to liability; and

•	increase our expenses from potential remediation costs.

While we believe we use proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to address changing market positions or the security and privacy concerns of existing and potential clients.

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

We believe that the final outcome of the current litigation matter described above will not have a significant adverse effect on our financial position and results of operations. However, even if our defense is successful, the litigation could require significant management time and could be costly. Should we not prevail in our litigation, we may be unable to sell and/or license certain of our technologies which we consider to be proprietary, and our operating results, financial position and cash flows could be adversely impacted.

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

On March 19, 2004,Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80.0 million. Additionally, on May 9, 2005 and September 15, 2005 we sold shares of common stock, and warrants to purchase common stock to Warburg Pincus for aggregate gross proceeds of approximately $75.1 million. On April 7, 2008 we entered into a securities purchase agreement with Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and we agreed to sell an aggregate of 5,760,369 shares of our common stock and warrants to purchase 3,700,000 shares of our common stock for an aggregate purchase price of $100.5 million. The closing of this transaction is conditioned upon, among other things, the closing of the eScription acquisition. As of March 31, 2008, Warburg Pincus beneficially owned approximately 19% of our outstanding common stock, including warrants exercisable for up to 7,066,538 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. After giving effect to the 2008 Warburg Pincus financing, Warburg Pincus will beneficially own approximately 22% of our outstanding common stock, including warrants excercisable for up to 10,766,538 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. As of March 31, 2008, Fidelity was our second largest stockholder, owning approximately 7% of our common stock. Because of their large holdings of our capital stock relative to other stockholders, each of these two stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. For example, we issued, and registered for resale, approximately 7.3 million shares of our common stock in connection with our acquisitions of Commissure, Vocada and Viecore. We also anticipate registering 3.4 million shares of our common stock in connection with our pending acquisition of

eScription. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 12, 2008.

Nuance Communications, Inc.

By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Agreement and Plan of Merger by and among Nuance Communications, Inc., Vineyard Acquisition Corporation, Vineyard Acquisition LLC, Vocada, Inc., U.S. Bank National Association, as Escrow Agent, and John Purtell, as Stockholder Representative, dated as of October 16, 2007.	8-K	0-27038	2.1	10/22/2007
2.2	Agreement and Plan of Merger by and among Nuance Communications, Inc., Vanhalen Acquisition Corporation, Vanhalen Acquisition LLC, Viecore, Inc., U.S. Bank National Association, as Escrow Agent, and Thoma Cressey Bravo, Inc., as Stockholder Representative, dated as of October 21, 2007.	8-K	0-27038	2.1	10/25/2007
2.3	Amendment No. 1 to the Agreement and Plan of Merger by and among Nuance Communications, Inc., Vanhalen Acquisition Corporation, Vanhalen Acquisition LLC, Viecore Inc., U.S. Bank National Association, as Escrow Agent and Thoma Cressey Bravo, Inc., as Stockholder Representative, dated as of November 20, 2007.	10-Q	0-27038	2.3	2/11/2008
2.4	Amendment No. 2 to the Agreement and Plan of Merger by and among Nuance Communications, Inc., Vanhalen Acquisition Corporation, Vanhalen Acquisition LLC, Viecore Inc., U.S. Bank National Association, as Escrow Agent and Thoma Cressey Bravo, Inc., as Stockholder Representative, dated as of November 29, 2007.	10-Q	0-27038	2.4	2/11/2008
2.5	Agreement and Plan of Merger by and among Nuance Communications, Inc., Easton Acquisition Corporation, eScription, Inc., U.S. Bank, National Association, as Escrow Agent and Paul Egerman, as Stockholder Representative, dated as of April 7, 2008.	8-K	0-27038	2.1	4/11/2008
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X