Form 10-Q
period 2008-06-30
Nuance Communications, Inc.
filed 2008-08-11
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐     No ☑

227,556,640 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of July 31, 2008.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1.	Financial Statements

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(Unaudited)
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$265,753	$184,335
Marketable securities	56	2,628
Accounts receivable, less allowances of $18,859 and $22,074, respectively	172,883	174,646
Acquired unbilled accounts receivable	24,583	35,061
Inventories, net	7,941	8,013
Prepaid expenses and other current assets	22,183	16,489
Deferred tax assets	396	444

Total current assets	493,795	421,616
Land, building and equipment, net	43,328	37,618
Goodwill	1,565,672	1,249,642
Intangible assets, net	527,917	391,190
Other assets	74,931	72,721

Total assets	$2,705,643	$2,172,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$6,972	$7,430
Contingent acquisition payment	49,784	—
Accounts payable	39,893	55,659
Accrued expenses and other current liabilities	87,610	83,245
Current portion of accrued business combination costs	11,917	14,547
Deferred maintenance revenue	76,182	68,075
Unearned revenue and customer deposits	36,090	27,787

Total current liabilities	308,448	256,743
Long-term debt and obligations under capital leases, net of current portion	895,551	899,921
Accrued business combination costs, net of current portion	33,292	35,472
Deferred revenue, net of current portion	15,093	13,185
Deferred tax liability	30,280	26,038
Other liabilities	41,898	63,161

Total liabilities	1,324,562	1,294,520

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000,000 shares authorized; 230,551,697 and 196,368,445 shares issued and 227,329,378 and 193,178,708 shares outstanding, respectively	228	196
Additional paid-in capital	1,623,984	1,078,020
Treasury stock, at cost (3,222,319 and 3,189,737 shares, respectively)	(16,070)	(15,418)
Accumulated other comprehensive income	25,458	14,979
Accumulated deficit	(257,150)	(204,141)

Total stockholders’ equity	1,381,081	878,267

Total liabilities and stockholders’ equity	$2,705,643	$2,172,787

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Revenue:
Product and licensing	$96,396	$74,868	$288,587	$220,931
Professional services, subscription and hosting	82,320	49,271	216,942	110,078
Maintenance and support	38,028	32,500	109,541	91,113

Total revenue	216,744	156,639	615,070	422,122

Costs and expenses:
Cost of revenue:
Cost of product and licensing	10,214	9,448	32,485	31,734
Cost of professional services, subscription and hosting	55,511	32,339	156,777	75,458
Cost of maintenance and support	7,912	6,973	24,266	20,512
Cost of revenue from amortization of intangible assets	5,248	3,367	17,995	9,209

Total cost of revenue	78,885	52,127	231,523	136,913

Gross margin	137,859	104,512	383,547	285,209

Operating expenses:
Research and development	27,068	19,661	85,822	53,748
Sales and marketing	55,526	46,733	168,299	132,454
General and administrative	27,323	19,705	80,631	52,630
Amortization of intangible assets	14,386	6,347	40,040	16,613
Restructuring and other charges (credits), net	2,646	(54)	8,124	(54)

Total operating expenses	126,949	92,392	382,916	255,391

Income from operations	10,910	12,120	631	29,818
Other income (expense):
Interest income	1,780	1,384	6,293	4,100
Interest expense	(12,655)	(9,119)	(42,580)	(24,301)
Other income (expense), net	(774)	364	(1,904)	(476)

Income (loss) before income taxes	(739)	4,749	(37,560)	9,141
Provision for income taxes	9,127	12,384	14,521	19,740

Net loss	$(9,866)	$(7,635)	$(52,081)	$(10,599)

Net loss per share:
Basic and diluted	$(0.05)	$(0.04)	$(0.25)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	213,683	180,356	204,843	173,786

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net loss	$(52,081)	$(10,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	11,795	8,521
Amortization of intangible assets	58,035	25,822
Accounts receivable allowances	2,113	1,199
Share-based payments	53,447	33,079
Non-cash interest expense	3,962	3,025
Deferred tax provision	6,019	14,152
Other	717	542
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	74,689	4,265
Inventories	238	(1,047)
Prepaid expenses and other assets	1,716	(2,999)
Accounts payable	(12,983)	9,449
Accrued expenses and other liabilities	(19,244)	791
Deferred maintenance revenue, unearned revenue and customer deposits	1,706	5,470

Net cash provided by operating activities	130,129	91,670

Cash flows from investing activities
Capital expenditures for property and equipment	(13,884)	(8,987)
Payments for acquisitions, net of cash acquired	(354,572)	(96,308)
Proceeds from maturities of marketable securities	2,577	494
Payments for minority investment	(2,172)	—
Payments for capitalized patent defense costs and licensing agreements	(6,279)	(3,400)
Change in restricted cash balances	279	709

Net cash used in investing activities	(374,051)	(107,492)

Cash flows from financing activities
Payments of notes payable and capital leases	(6,000)	(4,922)
Deferred acquisition payments	—	(18,650)
Purchase of treasury stock	(652)	(1,833)
Repurchase of shares	—	(3,178)
Payments on other long-term liabilities	(8,793)	(8,431)
Proceeds from issuance of common stock, net of issuance costs	330,987	—
Excess tax benefits from share-based payments	4,656	—
Net proceeds from employee share-based payment activities	3,996	20,176
Proceeds from bank debt, net of issuance costs	—	87,658

Net cash provided by financing activities	324,194	70,820

Effects of exchange rate changes on cash and cash equivalents	1,146	699

Net increase in cash and cash equivalents	81,418	55,697
Cash and cash equivalents at beginning of period	184,335	112,334

Cash and cash equivalents at end of period	$265,753	$168,031

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

On November 2, 2007, the Company acquired Vocada, Inc. (“Vocada”), a provider of software and other products for managing critical medical test results. On November 26, 2007, the Company acquired Viecore, Inc. (“Viecore”), a consulting and systems integration firm. On May 20, 2008, the Company acquired eScription, Inc. (“eScription”), a provider of hosted or premises-based computer-aided medical transcription solutions. See Note 3 for additional information on these acquisitions.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2008, the results of operations for the three and nine month periods ended June 30, 2008 and 2007, and cash flows for the nine month periods ended June 30, 2008 and 2007. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with U.S. generally accepted accounting principles has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission on November 29, 2007. The consolidated balance sheet as of September 30, 2007 is derived from the audited financial statements included in the Annual Report included on Form 10-K. The results for the nine month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008, or any future period.

Reclassification

Certain accounts receivable reserve amounts presented in prior periods’ consolidated financial statements have been reclassified to conform to the current periods’ presentation.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts and returns; accounting for patent legal defense costs; the costs to complete the development of custom software applications; the valuation of goodwill, intangible assets and tangible long-lived assets; accounting for acquisitions; share-based payments; the obligation relating to pension and post-retirement benefit plans; accounting for long-term facility obligations; interest rate swaps which are characterized as derivative instruments; income tax reserves and valuation allowances; and loss contingencies. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

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

When the Company provides professional services considered essential to the functionality of the software, it recognizes revenue from the professional services as well as any related software licenses on a percentage-of-completion basis in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts.” In these circumstances, the Company separates license revenue from professional service revenue for income statement presentation by classifying the fair value of professional service revenue as professional service revenue and the residual portion as license revenue. The Company generally determines the percentage-of-completion by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. The Company considers labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

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

Goodwill and Intangible Assets

The Company has significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, patents and core technology, completed technology, customer relationships, tradenames and trademarks. All finite-lived intangible assets are amortized based upon patterns in which the economic benefits of such assets are expected to be utilized. The values of intangible assets, with the exception of goodwill and intangible assets with indefinite lives, were initially determined by a risk-adjusted, discounted cash flow approach. The Company assesses the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Factors it considers important, which could trigger an impairment of such assets, include but are not limited to the following:

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

Significant judgments and estimates are involved in determining the useful lives and amortization patterns of long-lived assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in the organization or the Company’s management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. For changes in the valuation of intangible assets between preliminary and final purchase price allocation, the related amortization is adjusted on a prospective basis. Changes such as these could have a significant impact on the consolidated financial statements through accelerated amortization and/or impairment charges.

Capitalized Patent Defense Costs

The Company monitors the anticipated outcome of legal actions, and if it determines that the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. Upon successful defense of the patent, the amounts previously capitalized are amortized over the remaining life of the patent. As of June 30, 2008 and September 30, 2007, capitalized patent defense costs totaled $6.5 million and $6.4, respectively.

Comprehensive loss

Comprehensive loss consists of net loss, current period foreign currency translation adjustments, changes in minimum pension liability and unrealized gains (losses) on cash flow hedge derivatives. For the purposes of comprehensive loss disclosures, the Company does not record tax provisions or benefits for the net changes in the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign currency translation adjustment, as the Company intends to reinvest undistributed earnings in its foreign subsidiaries permanently.

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(9,866)	$(7,635)	$(52,081)	$(10,599)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,103	1,705	11,345	3,661
Net unrealized (loss) gain on cash flow hedge derivatives	1,219	664	(868)	633
Net unrealized gains on investments	—	—	2	—

Other comprehensive income	3,322	2,369	10,479	4,294

Total comprehensive loss	$(6,544)	$(5,266)	$(41,602)	$(6,305)

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share,” and EITF 03-06, “Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share.’” EITF 03-06 provides guidance on the meaning of “participating security” for purposes of computing earnings per share including when using the two-class method for computing basic earnings per share. The Company has determined that its outstanding Series B convertible preferred stock represents a participating security.

Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Net losses are not allocated to preferred stockholders.

Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options using the treasury stock method, unvested restricted stock, shares held in escrow, contingently issuable shares under earnout agreements once earned, warrants, and the convertible debenture using the if-converted method. Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 23.6 million shares and 25.6 million shares for the three month periods ended June 30, 2008 and 2007, respectively; and 24.2 million and 25.4 million shares for the nine month periods ended June 30, 2008 and 2007, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

Accounting for Share-Based Payments

The Company accounts for share-based payments to employees and directors, including grants of employee stock options, purchases under employee stock purchase plans, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”) in accordance with SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.” SFAS 123R requires the recognition of the fair value of share-based payments as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period. Based on the provisions of SFAS 123R the Company’s share-based payment awards are accounted for as equity

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments. The amounts included in the consolidated statements of operations relating to share-based payments are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Cost of product and licensing	$2	$3	$16	$15
Cost of professional services, subscription and hosting	1,304	962	6,325	2,412
Cost of maintenance and support	218	249	1,125	716
Research and development	2,517	1,887	11,621	4,912
Sales and marketing	5,925	5,338	17,487	13,640
General and administrative	5,062	3,686	16,873	11,384

Total	$15,028	$12,125	$53,447	$33,079

Stock Options

The Company has several share-based compensation plans under which employees, officers and directors may be granted stock options to purchase the Company’s common stock generally at fair market value. The Company’s plans do not allow for options to be granted at below fair market value nor can they be re-priced at anytime. Options granted under plans adopted by the Company become exercisable over various periods, typically two to four years and have a maximum term of seven years. The Company has also assumed options and option plans in connection with certain of its acquisitions. These stock options are governed by the plans and agreements that they were originally issued under, but are now exercisable for shares of the Company’s common stock. The table below summarizes activity relating to stock options for the nine months ended June 30, 2008:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2007	18,240,722	$6.48
Issued in connection with the acquisition of eScription	2,846,118	$4.35
Granted	231,000	$19.82
Exercised	(5,099,407)	$3.15
Forfeited	(737,916)	$11.17
Expired	(33,465)	$4.63

Outstanding at June 30, 2008	15,447,052	$7.16	4.8 years	$135.9 million

Exercisable at June 30, 2008	10,391,322	$5.08	4.1 years	$110.2 million

Exercisable at June 30, 2007	11,122,652	$4.24	4.8 years	$139.0 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on June 30, 2008 ($15.67) and the purchase price of the underlying options.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2008, the total unamortized fair value of stock options was $38.1 million with a weighted-average remaining recognition period of 2.1 years. A summary of weighted-average grant-date fair value, including the stock options assumed in respective periods, and the intrinsic value of stock options exercised is as follows:

			Nine Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted-average grant-date fair value per share	$16.38	$8.49	$15.85	$7.08
Total intrinsic value of stock options exercised (in millions)	$59.81	$15.59	$80.68	$46.03

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of options. The fair value of the stock options granted during the three and nine month periods ended June 30, 2008 and 2007 were calculated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	52.0%	46.3%	51.8%	49.2%
Average risk-free interest rate	2.5%	4.6%	2.7%	4.7%
Expected term (in years)	3.1	3.8	3.2	3.8

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units for the nine months ended June 30, 2008:

	Number of Shares	Weighted Average
	Underlying	Remaining	Aggregate
	Restricted Units	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2007	6,808,800
Issued in connection with the acquisition of eScription	806,044
Granted	4,612,290
Released	(2,639,344)
Forfeited	(589,307)

Outstanding at June 30, 2008	8,998,483	1.5 years	$141.0 million

Vested and expected to vest	7,877,171	1.5 years	$123.4 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on June 30, 2008 ($15.67) and the purchase price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of June 30, 2008, unearned share-based payment expense related to unvested Restricted Units is $118.5 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 2.0 years. 39.3% of the Restricted Units outstanding as of June 30, 2008 is subject to performance vesting acceleration conditions. A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of Restricted Units vested is as follows:

			Nine Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted-average grant-date fair value per share	$19.02	$15.99	$18.63	$13.93
Total intrinsic value of shares vested (in millions)	$8.08	$0.93	$49.03	$9.32

Restricted Stock is included in the issued and outstanding common stock in these financial statements at the date of grant. The table below summarizes activity relating to Restricted Stock for the nine months ended June 30, 2008:

	Number of Shares	Weighted Average
	Underlying	Grant Date
	Restricted Stock	Fair Value

Outstanding at September 30, 2007	1,195,902	$6.17
Granted	250,000	$15.89
Vested	(820,651)	$5.53

Outstanding at June 30, 2008	625,251	$10.90

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price for vested Restricted Stock is $0.001 per share. As of June 30, 2008, unearned share-based payment expense related to unvested Restricted Stock is $1.8 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 1.1 years. 60.0% of the Restricted Stock outstanding as of June 30, 2008 is subject to performance vesting acceleration conditions. A summary of weighted-average grant-date fair value and intrinsic value of Restricted Stock vested is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted-average grant-date fair value per share	n/a	$11.35	$15.89	$8.75
Total intrinsic value of shares vested (in millions)	$9.34	$0.97	$16.85	$5.60

In order to satisfy its employees’ withholding tax liability as a result of the vesting of Restricted Stock, the Company has historically repurchased shares upon the employees’ vesting. Similarly, in order to satisfy its employees’ withholding tax liability as a result of the release of its employees’ Restricted Units, the Company has historically cancelled a portion of the common stock upon the release. In the nine months ended June 30, 2008, the Company paid cash of $16.9 million relating to 0.9 million shares of common stock that were repurchased or cancelled. Based on the Company’s estimate of the Restricted Awards that will vest, or be released, in the twelve month period ending June 30, 2009, and further assuming that one-third of these Restricted Awards would be repurchased or cancelled to satisfy the employee’s withholding tax liability (such amount approximating the tax rate of the Company’s employees), the Company would have an obligation to pay cash relating to approximately 0.9 million shares during the twelve month period ending June 30, 2009.

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on April 21, 2008, authorizes the issuance of a maximum of 6,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Compensation expense related to the employee stock purchase plan was $1.1 million and $2.7 million for the three and nine months ended June 30, 2008, respectively, and was $0.5 million and $1.5 million for the three and nine months ended June 30, 2007, respectively.

Income Taxes

Effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on the derecognition of prior tax positions, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized an adjustment of $0.9 million in the liability for unrecognized tax benefits. In addition, the Company reduced its deferred tax assets and valuation allowance each by $52.0 million primarily with respect to net operating loss and research credit carryforwards that are in excess of applicable limitations related to ownership changes.

The liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters was $2.5 million at October 1, 2007. At June 30, 2008, the liability for income taxes associated with uncertain tax positions was $2.7 million. Included in this amount is approximately $0.8 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that would be offset through

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill. The Company does not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits as part of the provision for income taxes did not change. As of June 30, 2008, the Company had accrued $0.3 million of interest and penalties related to uncertain tax positions. Interest and penalties included in the provision for income taxes were not material in all periods presented.

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

Valuation allowances have been established for U.S. deferred tax assets, which the Company believes do not meet the “more likely than not” criteria established by SFAS 109. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and those created as a result of share-based payments. The recognition of the portion of the valuation allowance which relates to net deferred tax assets resulting from share-based payments will be recorded as additional paid-in-capital; the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination will reduce goodwill, intangible assets, and to the extent remaining, the provision for income taxes.

Minority Investment

In the first quarter of fiscal 2008, the Company invested $2.2 million in a third-party company that offers advertiser-supported free directory assistance services. This investment entitles the Company to a minority interest, approximating 1% of the voting shares of the third-party, and is accounted for using the cost method. This investment is included in other assets in the Company’s accompanying balance sheet as of June 30, 2008.

Financial Instruments and Hedging Activities

The Company follows the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. To achieve hedge

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting, the criteria specified in SFAS 133 must be met, including (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized in other expense, net of tax, in the income statement. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the income statement, in the related revenue or expense caption, as appropriate. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. As of June 30, 2008 and September 30, 2007, there was a $100 million interest rate swap (“the Swap”) outstanding. The Swap was entered into in conjunction with a term loan on March 31, 2006. The Swap was designated as a cash flow hedge, and changes in the fair value of this cash flow hedge derivative are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). The Swap has resulted in cumulative losses of $1.8 million and $0.9 million as of June 30, 2008 and September 30, 2007, respectively. These losses are included in other current liabilities and other long term liabilities in the Company’s accompanying balance sheets as of June 30, 2008 and September 30, 2007, respectively.

Recently Issued Accounting Standards

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, or FSP 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.” FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for instruments commonly referred to as Instruments B and C in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” which is nullified by FSP 14-1, and any other convertible debt instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, such as those sometimes referred to as “Instrument X.” FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. FSP 14-1 is required to be applied retrospectively to prior years’ financial statements, with a cumulative effect adjustment to beginning retained earnings for any effects on earnings for years before the earliest year presented. The Company is evaluating the impact, that FSP 14-1 may have on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 has an objective to identify accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). The statement was issued to provide companies with guidance regarding the hierarchy of the accounting promulgation when researching the accounting treatment for a transaction or event. The Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is evaluating the impact, if any, that SFAS 162 may have on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company expects to adopt SFAS 161 in the second quarter of fiscal 2009. The Company does not expect the issuance of SFAS 161 to have a material impact on its consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS 141 (revised), “Business Combinations,” (“SFAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company expects to adopt SFAS 141R for any business combinations entered into beginning in fiscal 2010. The Company is evaluating the impact, if any, that SFAS 141R may have on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. The Company expects to adopt SFAS 157 at the beginning of fiscal 2009. The Company is evaluating the impact, if any, that SFAS 157 may have on its consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Acquisitions

Acquisition of eScription

On May 20, 2008, the Company acquired all of the outstanding capital stock of eScription, a provider of hosted and premises-based computer-aided medical transcription solutions, for total consideration of $380.6 million, consisting of $335.2 million in cash to shareholders, 0.2 million shares of the Company’s common stock valued at $17.98 per share, the issuance of the Company’s stock options and Restricted Units that replaced all of eScription’s vested outstanding employee stock options and restricted stock, and have a fair value of $32.6 million, and transaction costs of $9.7 million. In connection with the Company’s acquisition of eScription, the merger agreement required 1.1 million shares of the Company’ common stock, valued at $20.2 million as of the date of acquisition, to be placed into escrow for 12 months from the date of acquisition, to satisfy any claims the Company may have. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of eScription, and accordingly has not included the escrow as a component of the purchase price. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill. The Company may elect to treat this acquisition as a taxable merger under provisions contained in the internal revenue service regulations; should such an election be made in the future, the Company would be required to pay additional purchase consideration of $2.3 million. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional information is obtained. A summary of the preliminary purchase price allocation for the acquisition of eScription is as follows (in thousands):

Total purchase consideration:
Cash	$335,165
Common stock issued	3,074
Stock options and restricted stock units issued in connection with the acquisition of eScription	32,606
Transaction costs	9,735

Total purchase consideration	$380,580

Allocation of the purchase consideration:
Cash	$4,520
Accounts receivable and acquired unbilled accounts receivable	9,838
Other assets	6,265
Property and equipment	2,758
Identifiable intangible assets	158,500
Goodwill	202,299

Total assets acquired	384,180

Accounts payable and accrued expenses	(1,023)
Other liabilities	(1,727)
Deferred revenue	(850)

Total liabilities assumed	(3,600)

Net assets acquired	$380,580

Customer relationships are amortized based upon patterns in which their economic benefits are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$131,100	9.0
Core and completed technology	24,300	5.0
Non-compete	2,500	3.0
Tradenames	600	5.0

Total	$158,500

Acquisition of Viecore

On November 26, 2007, the Company acquired all of the outstanding capital stock of Viecore, a consulting and systems integration firm, for total purchase consideration of approximately $109.2 million, including 4.4 million shares of the Company’s common stock valued at $21.01 per share, cash to shareholders of $8.9 million, transaction costs of $6.8 million and the assumption of $0.4 million of debt. In connection with the Company’s acquisition of Viecore, the merger agreement required 0.6 million shares of the Company’s common stock, valued at $12.3 million as of the date of acquisition, to be placed into escrow for 15 months from the date of acquisition, to satisfy any claims the Company may have. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of Viecore, and accordingly has not included the escrow as a component of the purchase price. Upon satisfaction of the contingency, the escrowed amount may be recorded as additional purchase price and allocated to goodwill. The merger was a non-taxable event for the Company. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional information is obtained. A summary of the preliminary purchase price allocation for the acquisition of Viecore is as follows (in thousands):

Total purchase consideration:
Common stock issued	$93,132
Cash	8,874
Transaction costs	6,809
Debt assumed	384

Total purchase consideration	$109,199

Allocation of the purchase consideration:
Cash	$5,491
Accounts receivable	13,848
Acquired unbilled accounts receivable	17,911
Other assets	519
Property and equipment	1,327
Identifiable intangible assets	22,770
Goodwill	70,481

Total assets acquired	132,347

Accounts payable and accrued expenses	(8,401)
Deferred revenue	(14,747)

Total liabilities assumed	(23,148)

Net assets acquired	$109,199

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer relationships are amortized based upon patterns in which their economic benefits are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$22,390	8.0
Tradename	380	1.0

Total	$22,770

Acquisition of Vocada

On November 2, 2007, the Company acquired all of the outstanding capital stock of Vocada, a provider of software and services for managing critical medical test results for total purchase consideration of approximately $21.9 million including 0.9 million shares of the Company’s common stock valued at $20.47 per share, cash to shareholders of $3.2 million and transaction costs of $1.0 million. In connection with the Company’s acquisition of Vocada, the merger agreement required 0.1 million shares of the Company’s common stock, valued at $1.2 million as of the date of acquisition, to be placed into escrow for 15 months from the date of acquisition, to satisfy any claims the Company may have. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of Vocada, and accordingly has not included the escrow as a component of the purchase price. Upon satisfaction of the contingency, the escrowed amount may be recorded as additional purchase price and allocated to goodwill. The merger was a non-taxable event for the Company. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional information is obtained. A summary of the preliminary purchase price allocation for the acquisition of Vocada is as follows (in thousands):

Total purchase consideration:
Common stock issued	$17,738
Cash	3,186
Transaction costs	1,022

Total purchase consideration	$21,946

Allocation of the purchase consideration:
Accounts receivable and acquired unbilled accounts receivable	$3,015
Other assets	429
Identifiable intangible assets	5,930
Goodwill	14,771

Total assets acquired	24,145

Accounts payable and other liabilities	(305)
Deferred revenue	(1,894)

Total liabilities assumed	(2,199)

Net assets acquired	$21,946

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer relationships are amortized based upon patterns in which their economic benefits are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$3,800	10.0
Core and completed technology	2,000	5.0
Trademark	90	5.0
Non-compete	40	3.0

Total	$5,930

Proforma Results of Operations

The following table sets forth the unaudited pro forma results of operations of the Company as if the Company had acquired Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus India Private Limited (collectively, “Focus”), BeVocal, Inc. (“BeVocal”), Tegic Communications, Inc. (“Tegic”), Voice Signal Technologies, Inc. (“VoiceSignal”), Commissure Inc. (“Commissure”), Viecore and eScription on October 1, 2006 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$224,283	$206,015	$660,555	$592,007
Net loss	$(15,901)	$(18,995)	$(65,913)	$(36,596)
Net loss per basic and diluted share	$(0.07)	$(0.09)	$(0.30)	$(0.18)

The Company has not furnished pro forma financial information relating to the Mobile Voice Control, Inc. (“MVC”) and Vocada acquisitions because such information is not material.

4.	Accounts Receivable

Accounts receivable, excluding acquired unbilled accounts receivable, consisted of the following (in thousands):

	June 30,	September 30,
	2008	2007

Gross accounts receivable	$191,742	$196,720
Less — allowance for doubtful accounts	(7,118)	(6,155)
Less — reserve for distribution and reseller accounts receivable	(5,649)	(8,596)
Less — allowance for sales returns	(6,092)	(7,323)

Total	$172,883	$174,646

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories, net

Inventories, net of allowances, consisted of the following (in thousands):

	June 30,	September 30,
	2008	2007

Components and parts	$4,074	$4,605
Inventory at customers	2,569	2,726
Finished products	1,298	682

Total	$7,941	$8,013

Inventory at customers reflects equipment related to in-process installations of solutions with customers. These contracts have not been recorded to revenue as of June 30, 2008, and therefore the inventory is on the balance sheet. As the contracts are recorded to revenue, the corresponding inventory will be expensed to cost of sales.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended June 30, 2008, are as follows (in thousands):

Balance as of September 30, 2007	$1,249,642
Goodwill acquired — eScription acquisition	202,299
Goodwill acquired — Viecore acquisition	70,481
Goodwill acquired — Vocada acquisition	14,771
Purchase accounting adjustments	18,516
Effect of foreign currency translation	9,963

Balance as of June 30, 2008	$1,565,672

Goodwill adjustments during the nine months ended June 30, 2008 consisted primarily of the following increases: $15.4 million primarily related to the estimated fair value of contingent liabilities assumed in connection with the Company’s acquisition of BeVocal (which is included in other liabilities as of June 30, 2008), $7.6 million due to a revised estimate of the fair value of the intangible assets for customer relationships relating to the Company’s acquisition of Tegic, a $5.7 million estimate of additional earnout achievement related to the BeVocal acquisition, an increase in purchase price relating to additional earnout achievement of $7.0 million related to the Company’s acquisition of MVC, and $5.8 million related to the escrow associated with the Company’s acquisition of Focus (see Note 8). In addition, the Company increased goodwill by $2.8 million to correct an error in the acquired balance sheet of Dictaphone for contractual liabilities to a certain customer, incurred prior to the acquisition date of March 31, 2006. The Company also recorded liabilities of $0.9 million for the same customer related to these contractual liabilities since the date of acquisition. The resulting quarterly error was determined to be immaterial to each period since the acquisition. These increases to goodwill were partially offset by decreases which included $25.0 million due to additional acquired unbilled accounts receivable identified in connection with the acquisition of Tegic, and an incremental $1.5 million utilization of acquired deferred tax assets.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following (in thousands):

	At June 30, 2008
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Life
				(Years)

Customer relationships	$459,133	$(82,087)	$377,046	7.4
Technology and patents	175,242	(61,633)	113,609	5.9
Tradenames and trademarks, subject to amortization	9,385	(4,020)	5,365	5.9
Non-competition agreements	5,236	(1,139)	4,097	3.5

Subtotal	648,996	(148,879)	500,117
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$676,796	$(148,879)	$527,917

Amortization expense for the acquired patents and technology are included in the cost of revenue from amortization of intangible assets in the accompanying statements of operations. Estimated amortization expense for succeeding years is as follows (in thousands):

	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2008 (July 1, 2008 to September 30, 2008)	$6,286	$15,366	$21,652
2009	23,608	67,887	91,495
2010	21,782	64,341	86,123
2011	20,309	56,980	77,289
2012	16,545	48,529	65,074
2013	11,634	39,724	51,358
Thereafter	13,445	93,681	107,126

Total	$113,609	$386,508	$500,117

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30,	September 30,
	2008	2007

Accrued compensation	$35,367	$35,875
Accrued sales and marketing incentives	4,739	4,067
Accrued professional fees	4,086	5,591
Accrued acquisition costs and liabilities	5,109	4,153
Income taxes payable	9,535	6,853
Other	28,774	26,706

Total	$87,610	$83,245

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred and Contingent Acquisition Payments

Earnout Payments

In connection with the Company’s acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, a deferred payment of $17.5 million was due and paid to the former shareholders of Phonetic on February 1, 2007. The Company also agreed to make contingent earnout payments of $35.0 million upon achievement of certain established financial and performance targets through December 31, 2007, in accordance with the merger agreement. The Company has notified the former shareholders of Phonetic that the financial and performance targets for the scheduled payments for all periods through December 31, 2007 were not achieved. Accordingly, the Company has not recorded any obligations relative to these measures as of June 30, 2008. The former shareholders of Phonetic have objected to this determination and have recently filed for arbitration.

In connection with the Company’s acquisition of MVC on December 29, 2006, it agreed to make contingent earnout payments of up to 1.7 million shares of the Company’s common stock upon the achievement of certain financial targets through December 31, 2008, in accordance with the merger agreement. As of March 31, 2008, the Company determined that 377,964 shares of the Company’s common stock, with a total value of $7.0 million, were earned based upon the achievement of certain financial targets for the calendar 2007. The contingent earnout payment has been recorded as additional purchase price and allocated to goodwill in fiscal 2008, and the 377,964 shares of the Company’s common stock were issued to former shareholders of MVC on April 2, 2008. The former shareholders of MVC may still earn up to approximately 1.1 million shares of the Company’s common stock based on the achievement of performance measures in calendar 2008.

In connection with the Company’s acquisition of BeVocal on April 24, 2007, it agreed to make contingent earnout payments of up to $65.1 million upon the achievement of certain financial targets through December 31, 2007, in accordance with the merger agreement. The Company has accrued $49.8 million, based on the preliminary measurement of this amount as of June 30, 2008, of which $46.4 million would be payable in cash and $3.4 million would be payable either as an adjustment to the exchange ratio of the assumed stock options, or as a cash payment in lieu of such an adjustment, at the Company’s option. $8.6 million of the earnout is being recorded to compensation expense over the period of service required under the merger agreement, and $41.2 million has been recorded as an increase to purchase price. These preliminary earnout estimates are included in current liabilities as of June 30, 2008 and long-term liabilities as of September 30, 2007. The Company’s final determination regarding the actual amount of the earnout payments will be made in October 2008. The Company will seek agreement on the determination with the shareholder representative and pay the amount shortly after agreement is reached.

In connection with the Company’s acquisition of Commissure on September 28, 2007, it agreed to make contingent earnout payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years ended September 30, 2008, 2009 and 2010, in accordance with the merger agreement. The Company has not recorded any obligation relative to these measures as of June 30, 2008. Payments, if any, may be made in the form of cash or shares of the Company’s common stock, at the sole discretion of the Company.

In connection with the Company’s acquisition of Vocada on November 2, 2007, it agreed to make contingent earnout payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. The Company has not recorded any obligation relative to these measures as of June 30, 2008. Payments, if any, may be made in the form of cash or shares of the Company’s common stock, at the sole discretion of the Company.

Escrow Arrangements

In connection with certain of the Company’s acquisitions it has placed either cash or shares of its common stock in escrow to satisfy any claims the Company may have. If no claims are made, the escrowed amounts will be

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

released to the former shareholders of the acquired company. Generally, the Company cannot make a determination, beyond a reasonable doubt, whether the escrow will become payable to the former shareholders of these companies until the escrow period has expired. Accordingly these amounts have been treated as contingent purchase price until it is determined that the escrow will be payable, at which time the escrowed amounts may be recorded as additional purchase price and allocated to goodwill. The $30.0 million in cash escrows were deposited with a third party agent at the consummation of the relevant acquisition, and the amounts are included in other assets as of June 30, 2008 and September 30, 2007.

The following table summarizes the terms of the escrow arrangements that have not expired as of June 30, 2008 (dollars in thousands):

	Initially Scheduled		Share Payment —
	Escrow		Number of
	Release Date	Cash Payment	Shares

BeVocal	July 24, 2008	n/a	1,225,490
VoiceSignal	August 24, 2008	$30,000	n/a
Commissure	December 28, 2008	n/a	174,601
Vocada	January 2, 2009	n/a	56,205
Viecore	February 26, 2009	n/a	584,924
eScription	May 20, 2009	n/a	1,123,888

Total		$30,000	3,165,108

In March 2008, the Company filed a claim against the escrow related to the Focus acquisition consummated in March 2007, related to breach of certain representations and warranties made in the share purchase agreement for the transaction. The Company determined in March 2008, that it was beyond a reasonable doubt that the entire $5.8 million held in escrow would be paid to either satisfy liabilities indemnified under the agreement or paid directly to the former shareholders of Focus. Accordingly, the escrow was reclassified from other assets to goodwill in March 2008.

The share escrow relating to the BeVocal acquisition was scheduled to be released on July 24, 2008. The Company filed a claim against the escrow related to the breach of certain representations and warranties made in the merger agreement for the transaction. The Company expects the entire 1,225,490 shares that are held in escrow, and valued at $16.25 million under the merger agreement, to remain in escrow until the settlement of contingent liabilities is finalized. At that time, the escrow shares distributable to the former BeVocal shareholders, if any, would be released to the shareholders and accounted for as an increase to purchase price.

In connection with the escrow relating to the Viecore acquisition, the Company guaranteed a minimum market value of $20.43 per share when the escrow shares are released. If the market value is less than $20.43 per share on the date of release, the Company is required to pay the difference, if any, and limited to $1.8 million, in cash. Based on the closing market value per share of $15.67 on June 30, 2008, the Company would be required to pay to the former shareholders of Viecore $1.8 million, which would be recorded as a reduction of additional paid in capital.

In connection with the escrow relating to the eScription acquisition, the Company guaranteed a minimum market value of $17.7954 per share when the escrow shares are released. If the market value is less than $17.7954 per share on the date of release, the Company is required to pay the difference, if any, and limited to $5.0 million, in cash. Based on the closing market value per share of $15.67 on June 30, 2008, the Company would be required to pay to the former shareholders of eScription $2.4 million, which would be recorded as a reduction of additional paid in capital.

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

The following table represents the components of the net periodic benefit cost associated with the respective plans for the three and nine months ended June 30, 2008 and 2007:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2008	2007	2008	2007

Service cost	$—	$71	$—	$26
Interest cost	343	304	10	19
Amortization of net (gain) loss	—	—	—	—
Expected return on plan assets	(423)	(310)	—	—
Amortization of unrecognized gain	(10)	—	(10)	—

Net period benefit cost (credit)	$(90)	$65	$—	$45

	Pension Benefits		Other Benefits
	Nine Months Ended June 30,
	2008	2007	2008	2007

Service cost	$—	$209	$—	$79
Interest cost	1,017	896	31	55
Amortization of net (gain) loss	—	—	—	—
Expected return on plan assets	(1,244)	(912)	—	—
Amortization of unrecognized gain	(46)	—	(31)	—

Net period benefit cost (credit)	$(273)	$193	$—	$134

10.	Credit Facilities and Debt

The Company had the following borrowing obligations (in thousands):

	June 30,	September 30,
	2008	2007

Expanded 2006 Credit Facility	$658,638	$663,663
2.75% Convertible Debentures (net of unamortized debt discount of $6.6 million and $7.4 million, respectively)	243,438	242,634
Obligations under capital leases	389	841
Other	58	213

Total long-term debt	902,523	907,351
Less: current portion	6,972	7,430

Non-current portion of long-term debt	$895,551	$899,921

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.75% Convertible Debentures

On August 13, 2007, the Company issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. (the “Initial Purchasers”). Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require the Company to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. As of June 30, 2008, the ending unamortized deferred debt issuance costs were $1.0 million and are included in other assets in the Company’s accompanying balance sheet. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of the Company’s existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined) be paid in cash or shares of the Company’s common stock, at the Company’s election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of the Company’s common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of the Company’s common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, the Company may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require the Company to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, the Company will pay cash and shares of its common stock (or, at its election, cash in lieu of some or all of such common stock), if any. If the Company undergoes a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require the Company to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2008, no conversion triggers were met. If the conversion triggers were met, the Company could be required to repay all or some of the principal amount in cash prior to the maturity date.

Expanded 2006 Credit Facility

The Company has entered into a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Expanded 2006 Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of June 30, 2008, $658.6 million remained outstanding under the term loans, there were $16.9 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Expanded 2006 Credit Facility contains covenants, including, among other things, covenants that restrict the ability of the Company and its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of June 30, 2008, the Company was in compliance with the covenants under the Expanded 2006 Credit Facility.

Borrowings under the Expanded 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at the Company’s option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Expanded 2006 Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on the Company’s leverage ratio. The applicable margin for revolving loan borrowings under the Expanded 2006 Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon the Company’s leverage ratio. As of June 30, 2008, the Company’s applicable margin for the term loan was 1.50% for base rate borrowings and 2.50% for LIBOR-based borrowings. The Company is required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon the Company’s leverage ratio. As of June 30, 2008, the commitment fee rate was 0.50% and the interest rate was 4.89%.

The Company capitalized debt issuance costs related to the Expanded 2006 Credit Facility and is amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of June 30, 2008, the ending unamortized deferred financing fees were $10.6 million and are included in other assets in the Company’s accompanying balance sheet.

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

Year Ending September 30,	Amount

2008 (July 1, 2008 to September 30, 2008)	$1,675
2009	6,700
2010	6,700
2011	6,700
2012	6,700
2013	630,163

Total	$658,638

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the Company’s acquisitions of SpeechWorks International, Inc. in August 2003 and the company originally named Nuance Communications, Inc., which the Company acquired in September 2005, (and refers to as “Former Nuance,”) the Company assumed obligations relating to certain leased facilities expiring in 2016 and 2012, respectively, and were abandoned by the acquired companies prior to the acquisition date. The fair value of the obligations, net of estimated sublease income, are recognized as liabilities assumed by the Company and accordingly are included in the allocation of the final purchase price. During fiscal 2008, subsequent to the finalization of the purchase price allocation, and in connection with revised information relative to sublease activity for one of the facilities obligations assumed from Former Nuance, the net cash flows expectation changed and the Company recorded $1.9 million to restructuring and other charges related to that facility. The net payments have been discounted in calculating the fair value of these obligations, and the discount is being accreted through the term of the lease. Cash payments net of sublease receipts are presented as cash used in financing activities on the consolidated statements of cash flows. As of June 30, 2008, the total gross payments due from the Company to the landlords of the facilities was $68.5 million. This is reduced by $20.8 million of projected sublease income and a $3.6 million present value discount.

Additionally, the Company has implemented restructuring plans to eliminate duplicate facilities, personnel or assets in connection with the business combinations. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” costs such as these are recognized as liabilities assumed by the Company, and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill. As of June 30, 2008, the total gross payments due from the Company to the landlords of the facilities are $4.3 million. This is reduced by $0.8 million of projected sublease income. The gross value of the lease exit costs will be paid through fiscal 2009. These gross payment obligations are included in the commitments disclosed in Note 15.

The activity for the nine months ended June 30, 2008, relating to facilities and personnel recorded in accrued business combination costs, is as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2007	$49,240	$779	$50,019
Charged to restructuring and other expense	1,880	—	1,880
Charged to interest expense	1,303	—	1,303
Charged to goodwill relating to fiscal 2008 acquisitions	1,585	—	1,585
Cash payments, net of sublease receipts	(8,837)	(741)	(9,578)

Balance at June 30, 2008	$45,171	$38	$45,209

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued business combination costs are presented on the balance sheets as follows (in thousands):

	June 30,	September 30,
	2008	2007

Reported as:
Current	$11,917	$14,547
Long-term	33,292	35,472

Total	$45,209	$50,019

12.	Restructuring and Other Charges (Credits), net

In the third quarter of fiscal 2008, the Company recorded restructuring and other charges of $2.6 million, of which $1.2 million related to the elimination of approximately 45 personnel across multiple functions within the Company, and $1.4 million related to a non-recurring, adverse ruling arising from a vendor’s claims of underpayment of historical royalties for technology discontinued in 2005. In the second quarter of fiscal 2008, the Company recorded restructuring and other charges of $3.3 million, of which $2.8 million related to the elimination of approximately 110 personnel across multiple functions within the Company, and $0.5 million related to the consolidation of two pre-existing facilities in California into a single combined facility. In the first quarter of fiscal 2008, the Company recorded restructuring and other charges of $2.2 million, of which $1.9 million related to revised sublease estimates of the facilities, as discussed in Note 11, Accrued Business Combination Costs, and the remaining amount related to the consolidation of its headquarters location.

The following table sets forth the activity relating to restructuring and other charges for the nine months ended June 30, 2008 (in thousands):

	Personnel	Facilities	Other	Total

Balance at September 30, 2007	$308	$—	$—	$308
Restructuring and other charges	4,088	763	1,393	6,244
Non-cash adjustment	—	140	—	140
Cash payments	(3,348)	(481)	—	(3,829)

Balance at June 30, 2008	$1,048	$422	$1,393	$2,863

13.	Supplemental Cash Flow Information

Cash Paid for Interest and Income Taxes

During the nine month periods ended June 30, 2008 and 2007, the Company made cash payments for interest totaling $36.9 million and $21.3 million, respectively.

During the nine month periods ended June 30, 2008 and 2007, the Company made cash payments for income taxes totaling $3.4 million and $2.7 million, respectively.

Non Cash Investing and Financing Activities

On May 20, 2008, in connection with its acquisition of eScription, the Company issued 1,294,844 shares of its common stock, including 1,123,888 shares held in an escrow account. The shares not subject to escrow have been valued at $3.1 million and represent a component of the purchase price of eScription.

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

14.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 shares as Series B Preferred Stock. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock. Other than the 3,562,238 shares of Series B Preferred Stock that are issued and outstanding, there are no other shares of preferred stock issued or outstanding as of June 30, 2008 or September 30, 2007.

Common Stock

Underwritten Public Offerings in Fiscal 2008

On June 4, 2008, the Company completed an underwritten public offering in which it sold 5,575,000 shares of its common stock. Gross proceeds to the Company were $100.1 million, and the net proceeds after underwriting commissions and other offering expenses were $99.8 million.

On December 21, 2007, the Company completed an underwritten public offering in which it sold 7,823,000 shares of its common stock. Gross proceeds from this sale were $136.9 million, and the net proceeds after underwriting commissions and other offering expenses were $130.3 million.

Warburg Pincus Private Offerings in Fiscal 2008 and Fiscal 2005

On May 5, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company and Warburg Pincus Private Equity VIII, L.P. and certain of its affiliated entities (collectively “Warburg Pincus”), pursuant to which Warburg Pincus agreed to purchase, and the Company agreed to sell, 3,537,736 shares of its common stock and warrants to purchase 863,236 shares of its common stock for an aggregate purchase price of $15.1 million. The warrants have an exercise price of $5.00 per share and a term of four years. On May 9, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. The Company also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company and Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and the Company agreed to sell 14,150,943 shares of the Company’s common stock and warrants to purchase 3,177,570 shares of the Company’s common stock for an aggregate purchase price of $60.0 million. The warrants have an exercise price of $5.00 per share and a term of four years. The warrants provide the holder with the option to exercise the warrants on a net, or cashless, basis. On September 15, 2005, the sale of the shares and the warrants

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pursuant to the Securities Purchase Agreement was completed. The net proceeds from these two fiscal 2005 financings were $73.9 million.

On May 20, 2008, in connection with its acquisition of eScription, the Company sold 5,760,369 shares of its common stock for a purchase price of $100.0 million, and warrants to purchase 3,700,000 shares of its common stock for a purchase price of $0.5 million, pursuant to the terms of a purchase agreement dated April 7, 2008 by and among the Company and Warburg Pincus (the “Purchase Agreement”). The warrants have an exercise price of $20.00 per share and a term of four years. Warburg Pincus also agreed not to sell any shares of Nuance common stock for a period of six months from the closing of the transaction contemplated by the Purchase Agreement.

In connection with these fiscal 2005 and fiscal 2008 financings, the Company granted Warburg Pincus registration rights giving Warburg Pincus the right to request that the Company use commercially reasonable efforts to register some or all of the shares of common stock issued to Warburg Pincus under each of the Securities Purchase Agreement, Stock Purchase Agreement and Purchase Agreement, including shares of common stock underlying the warrants. The Company has evaluated these warrants under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and has determined that the warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheets.

Common Stock Warrants

On May 20, 2008, the Company issued warrants for the purchase of 3,700,000 shares of its common stock to Warburg Pincus, as described above. In fiscal 2005, the Company also issued to Warburg Pincus warrants for the purchase of 863,236 and 3,177,570 shares of common stock, as described above.

In March 1999, the Company issued Xerox a ten-year warrant with an exercise price of $0.61 per share. This warrant is exercisable for the purchase of 525,732 shares of the Company’s common stock. On March 19, 2004, the Company announced that Warburg Pincus had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation, including this warrant, for approximately $80 million. In connection with this transaction, Warburg Pincus acquired new warrants to purchase 2.5 million additional shares of the Company’s common stock for total consideration of $0.6 million. The warrants have a six-year life and an exercise price of $4.94 per share. The warrants provide the holder with the option to exercise the warrants on a net, or cashless, basis.

On November 15, 2004, in connection with the acquisition of Phonetic, the Company issued unvested warrants to purchase 750,000 shares of its common stock at an exercise price of $4.46 per share that were to vest, if at all, upon the achievement of certain performance targets. Based on the Company’s assessment of the results relative to the financial and performance measures, these warrants to purchase shares of Nuance common stock have not vested and will not vest. The former shareholders of Phonetic have objected to this assessment. The Company and the former shareholders of Phonetic are discussing this matter.

In connection with the acquisition of SpeechWorks in 2003, the Company issued a warrant to its investment banker, expiring on August 11, 2011, for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $3.98 per share. The warrant provides the holder with the option to exercise the warrants on a net, or cashless, basis. The warrant became exercisable on August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model. In October 2006, the warrant was exercised to purchase 125,620 shares of the Company’s common stock. The holder of the warrant elected a cashless exercise resulting in a net issuance of 75,623 shares of the Company’s common stock. As of June 30, 2008, a warrant to purchase 24,380 shares of the Company’s common stock remains outstanding.

Based on its review of EITF 00-19, the Company has determined that each of the above-noted warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheets.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for office space around the world. In connection with many of its acquisitions, the Company assumed facility lease obligations. Among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 11). Additionally, certain of the Company’s lease obligations have been included in various restructuring charges (Note 11 and Note 12). The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of June 30, 2008 (in thousands):

			Other
			Contractual
	Operating	Leases Under	Obligations
Year Ending September 30,	Leases	Restructuring	Assumed	Total

2008 (July 1, 2008 to September 30, 2008)	$4,700	$702	$3,295	$8,697
2009	15,837	3,162	13,572	32,571
2010	14,814	1,692	14,012	30,518
2011	13,683	989	14,549	29,221
2012	12,821	637	12,977	26,435
2013	11,769	379	2,879	15,027
Thereafter	31,181	—	7,214	38,395

Total	$104,805	$7,561	$68,498	$180,864

At June 30, 2008, the Company has subleased certain office space that is included in the above table to third parties. Total sub-lease income under contractual terms is $24.6 million and ranges from approximately $1.9 million to $4.6 million on an annual basis through February 2016.

In connection with certain of its acquisitions, the Company assumed certain financial guarantees that the acquired companies had committed to the landlords. As of June 30, 2008, the total outstanding financial guarantees related to real estate were $16.9 million and are secured by letters of credit issued under the Expanded 2006 Credit Facility.

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

On November 27, 2002, AllVoice Computing plc (“AllVoice”) filed an action against the Company in the United States District Court for the Southern District of Texas claiming patent infringement. In the lawsuit, AllVoice alleges that the Company is infringing United States Patent No. 5,799,273 entitled “Automated Proofreading Using Interface Linking Recognized Words to their Audio Data While Text is Being Changed” (the “’273 Patent”). The ’273 Patent generally discloses techniques for manipulating audio data associated with text generated by a speech recognition engine. Although the Company has several products in the speech recognition technology field, the Company believes that its products do not infringe the ’273 Patent because, in addition to other defenses, they do not use the claimed techniques. Damages are sought in an unspecified amount. The Company filed an Answer on December 23, 2002. The United States District Court for the Southern District of Texas entered summary judgment against AllVoice and dismissed all claims against the Company on February 21, 2006. AllVoice

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filed a notice of appeal from this judgment on April 26, 2006. On October 12, 2007, the U.S. Court of Appeals for the Federal Circuit reversed and remanded the summary judgment. On April 4, 2008, the Company entered into a settlement and license agreement with AllVoice regarding the action originally filed against the Company on November 27, 2002. $2.7 million, which is a portion of the total payment is included in cost of revenue from amortization of intangible assets in the accompanying statement of operations for the nine months ended June 30, 2008.

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

At June 30, 2008, the Company has $2.6 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders currently scheduled in its backlog.

16.	Segment and Geographic Information and Significant Customers

The Company has reviewed the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” with respect to the criteria necessary to evaluate the number of operating segments that exist. Based on its review, the Company has determined that it operates in one segment.

Revenue, classified by the major geographic areas in which the Company’s customers are located, were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

United States	$169,729	$126,913	$461,219	$329,292
International	47,015	29,726	153,851	92,830

Total	$216,744	$156,639	$615,070	$422,122

No country outside of the United States composed greater than 10% of total revenue.

The following table presents revenue information for principal product lines, which do not constitute separate segments (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Speech	$197,587	$140,007	$554,286	$368,469
Imaging	19,157	16,632	60,784	53,653

Total	$216,744	$156,639	$615,070	$422,122

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	June 30,	September 30,
	2008	2007

United States	$2,060,192	$1,602,370
International	151,656	148,801

Total	$2,211,848	$1,751,171

17.	Related Parties

A member of the Company’s Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to the Company. These services may from time-to-time include contingent fee arrangements. For the nine months ended June 30, 2008, the Company paid $8.8 million to Wilson Sonsini Goodrich & Rosati for professional services provided to the Company. As of June 30, 2008 and September 30, 2007, the Company had $2.3 million and $5.1 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

Two members of the Company’s Board of Directors are employees of Warburg Pincus. On May 20, 2008, the Company consummated a stock purchase agreement with Warburg Pincus. Including the May 2008 stock purchase agreement, Warburg Pincus beneficially owns 21% of the Company’s common stock. See Note 14 for further information.

18.	Subsequent Event

On July 31, 2008, the Company entered into a merger agreement with Multi-Vision Communications Inc. (“Multi-Vision”), a provider of a platform for proactive notification which can be implemented as a hosted application or on a customer’s premises. Under the terms of the merger agreement, the initial purchase consideration is approximately $10.0 million, composed of 535,331 shares of the Company’s common stock, which were issued on July 31, 2008 and valued at approximately $8.5 million, and deal costs of approximately $1.5 million. Additionally, the Company may be required to issue (a) an additional $1.0 million pursuant to holdback provisions, and (b) up to an additional $15.0 million relating to earnout provisions as described in the merger agreement. These additional amounts are payable in Company common stock, or in cash, solely at the Company’s discretion.

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

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These forward-looking statements include predictions regarding:

•	our future revenue, cost of revenue, research and development expenses, selling, general and administrative expenses, amortization of intangible assets and gross margin;

•	our strategy relating to speech and imaging technologies;

•	the potential of future product releases;

•	our product development plans and investments in research and development;

•	future acquisitions, and anticipated benefits from pending and prior acquisitions;

•	international operations and localized versions of our products; and

•	legal proceedings and litigation matters.

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

We have built a world-class portfolio of speech solutions both through internal development and acquisitions. We continue to pursue opportunities to broaden our speech solutions and expect to continue to make acquisitions of other companies, businesses and technologies to complement our internal investments. We have a team that focuses on evaluating market needs and potential acquisitions to fulfill them. In addition, we have a disciplined methodology for integrating acquired companies and businesses after the transaction is complete. Acquisitions completed or announced in recent years include the following significant transactions:

•	On January 30, 2003, we acquired Royal Philips Electronics Speech Processing Telephony and Voice Control business units to expand our solutions for speech in call centers and within automobiles and mobile devices.

•	On August 11, 2003, we acquired SpeechWorks International, Inc. to broaden our speech applications for telecommunications, call centers and embedded environments as well as establish a professional services organization.

•	On February 1, 2005, we acquired Phonetic Systems Ltd. to complement our solutions and expertise in automated directory assistance and enterprise speech applications.

•	On September 15, 2005, we acquired the former Nuance Communications, Inc., which we refer to as Former Nuance, to expand our portfolio of technologies, applications and services for call center automation, customer self service and directory assistance.

•	On March 31, 2006, we acquired Dictaphone Corporation, a leading healthcare information technology company, to broaden our range of digital dictation, transcription, and report management system solutions.

•	On March 26, 2007, we acquired Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus Infosys India Private Limited, a leading provider of healthcare transcription services, to compliment our Dictaphone iChart Web-based transcription solutions and expand our ability to deliver Web-based speech recognition solutions and provide scalable Internet delivery of automated transcription.

•	On April 24, 2007, we acquired BeVocal, Inc., a provider of hosted self-service customer case solutions, to expand our product portfolio in the areas of mobile customer lifecycle management, mobile premium services and other mobile consumer products.

•	On August 24, 2007, we acquired Voice Signal Technologies, Inc., a global provider of speech technology for mobile devices, to enhance our solutions and expertise addressing the accelerating demand for speech-enabled mobile devices and services that allow people to use spoken commands to simply and effectively navigate and retrieve information and to control and operate mobile phones.

•	On August 24, 2007, we acquired Tegic Communications, Inc., formerly a wholly owned subsidiary of AOL LLC and a developer of embedded software for mobile devices. The Tegic acquisition expands our presence in the mobile device industry and accelerates the delivery of a new mobile user interface that combines voice, text and touch to improve the user experience for consumers and mobile professionals.

•	On November 26, 2007, we acquired Viecore, Inc., a consulting and systems integration firm. The Viecore acquisition expands our professional services capabilities and complements our existing partnerships, allowing us to deliver end-to-end speech solutions and system integration for speech-enabled customer care in key vertical markets including financial services, telecommunications, healthcare, utilities and government.

•	On May 20, 2008, we acquired eScription, Inc., a provider of hosted or premises-based computer-aided medical transcription solutions. The eScription acquisition will allow the combined organization to deliver scalable, highly productive medical transcription solutions, as well as accelerate future innovation to transform the way healthcare providers document patient care.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition; the costs to complete the development of custom software applications and valuation allowances (specifically sales returns and other allowances); accounting for patent legal defense costs; the valuation of goodwill, intangible assets and tangible long-lived assets; estimates used in the accounting for acquisitions; assumptions used in valuing stock-based compensation instruments; assumptions used in determining the obligations and assets relating to pension and post-retirement benefit plans; accounting for long-term facility obligations; judgment with respect to interest rate swaps which are characterized as derivative instruments; evaluating loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the periods indicated:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenue:
Product and licensing	44.5%	47.8%	46.9%	52.3%
Professional services, subscription and hosting	38.0	31.5	35.3	26.1
Maintenance and support	17.5	20.7	17.8	21.6

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product and licensing	4.7	6.0	5.3	7.5
Cost of professional services, subscription and hosting	25.6	20.6	25.5	17.9
Cost of maintenance and support	3.7	4.5	3.9	4.9
Cost of revenue from amortization of intangible assets	2.4	2.1	2.9	2.2

Gross margin	63.6	66.8	62.4	67.5

Research and development	12.5	12.6	14.0	12.7
Sales and marketing	25.6	29.8	27.4	31.3
General and administrative	12.6	12.6	13.1	12.5
Amortization of intangible assets	6.6	4.1	6.5	3.9
Restructuring and other charges (credits), net	1.2	—	1.3	—

Total operating expenses	58.5	59.1	62.3	60.4

Income from operations	5.1	7.7	0.1	7.1
Other income (expense), net	(5.4)	(4.7)	(6.2)	(4.9)

Income (loss) before income taxes	(0.3)	3.0	(6.1)	2.2
Provision for income taxes	4.2	7.9	2.4	4.7

Net loss	(4.5)%	(4.9)%	(8.5)%	(2.5)%

Total Revenue

The following table shows total revenue by geographic location, based on the location of our customers, including period to period variances (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

United States	$169.7	$126.9	$42.8	33.7%	$461.2	$329.3	$131.9	40.1%
International	47.0	29.7	17.3	58.2%	153.8	92.8	61.0	65.7%

Total Revenue	$216.7	$156.6	$60.1	38.4%	$615.0	$422.1	$192.9	45.7%

The increase in total revenue for the three months ended June 30, 2008, as compared to the same period ended June 30, 2007, was driven by a combination of organic growth and contributions from acquisitions. Network revenue, which is primarily derived from our enterprise speech portfolio of solutions, increased $26.2 million, including contributions from our acquisitions of BeVocal and Viecore; healthcare and dictation revenue increased $9.4 million, including contributions from our acquisitions of Commissure, Vocada and eScription; embedded revenue, which is primarily revenue derived from our mobility speech solutions, increased $21.9 million, including contributions from our acquisitions of VoiceSignal and Tegic, and imaging revenue increased $2.6 million.

The increase in total revenue for the nine months ended June 30, 2008, as compared to the same period ended June 30, 2007, was similarly driven by a combination of organic growth and contributions from acquisitions. Network revenue increased $75.4 million, including contributions from our acquisitions of BeVocal and Viecore; healthcare and dictation revenue increased $40.3 million, including contributions from our acquisitions of Focus, Commissure, Vocada and eScription; embedded revenue increased $70.0 million, including contributions from our acquisitions of VoiceSignal and Tegic, and imaging revenue increased $7.2 million.

Based on the location of the customers, the geographic split for the three month periods ended June 30, 2008 was 78% of total revenue in the United States and 22% internationally, as compared to 81% generated in the United States and 19% internationally for the same period in the prior year. The increase in the percentage of international revenue is primarily attributable to our acquisitions of VoiceSignal and Tegic, which have significantly higher proportions of revenue from internationally based customers.

For the nine months ended June 30, 2008, 75% of total revenue was generated in the United States and 25% internationally, as compared to 78% generated in the United States and 22% internationally for the same period in the prior year. The increase in the percentage of international revenue is primarily attributable to our acquisitions of VoiceSignal and Tegic, which have significantly higher proportions of revenue from internationally based customers.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our speech and imaging products and technology. The following table shows product and licensing revenue data, including period to period variances, and percentage of revenue figures (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Product and licensing revenue	$96.4	$74.9	$21.5	28.7%	$288.6	$220.9	$67.7	30.6%

As a percentage of total revenue	44.5%	47.8%			46.9%	52.3%

The increase in product and licensing revenue for the three months ended June 30, 2008, as compared to the same period ended June 30, 2007, consisted primarily of a $21.1 million increase in embedded revenue, including contributions from our acquisitions of VoiceSignal and Tegic, and an increase in imaging revenues of $2.4 million. This was primarily offset by a decrease in healthcare revenue as customers migrate to our iChart hosted solution. As a percentage of total revenue, product and licensing revenue decreased 3.3 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services, subscription and hosting revenue relative to product and licensing revenue.

The increase in product and licensing revenue for the nine months ended June 30, 2008, as compared to the same period ended June 30, 2007, consisted of a $67.4 million increase in embedded revenue, including contributions from our acquisitions of VoiceSignal and Tegic and a $7.1 million increase in imaging revenue. This was primarily offset by a decline in healthcare revenue as customers migrate to our iChart hosted solution. As a percentage of total revenue, product and licensing revenue decreased 5.4 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services, subscription and hosting revenue relative to product and licensing revenue.

Professional Services, Subscription and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for speech customers. Subscription and hosting revenue primarily relates to delivering hosted applications and transcription and dictation services over a specified term, as well as self-service, on-demand offerings to carriers and enterprises. The following table shows professional services, subscription and hosting revenue data, including period to period variances, and percentage of revenue figures (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Professional services, subscription and hosting revenue	$82.3	$49.3	$33.0	66.9%	$216.9	$110.1	$106.8	97.0%

As a percentage of total revenue	38.0%	31.5%			35.3%	26.1%

The increase in professional services, subscription and hosting revenue for the three months ended June 30, 2008, as compared to the same period ended June 30, 2007, consisted of a $22.9 million increase in network revenue, including contributions from the acquisitions of BeVocal’s hosted application and Viecore’s system integration and professional services, and a $9.9 million increase in healthcare and dictation revenue, primarily attributable to the acquisition of eScription, and to the organic growth of our iChart transcription solution. As a percentage of total revenue, professional services, subscription and hosting revenue increased by 6.5 percentage points due to both accelerated organic revenue and acquisition related revenue which included a higher relative proportion of revenue being derived from professional services, subscription and hosting revenue.

The increase in professional services, subscription and hosting revenue for the nine months ended June 30, 2008, as compared to the same period ended June 30, 2007, consisted primarily of a $70.0 million network revenue increase including contributions from BeVocal and Viecore and a $36.2 million increase in healthcare and dictation revenue, primarily attributable to the acquisitions of Focus and eScription, and to the organic growth of our iChart transcription solution. As a percentage of total revenue, professional services, subscription and hosting revenue increased by 9.2 percentage points due to both increased organic revenue and acquisition related revenue which included a higher relative proportion of revenue being derived from professional services, subscription and hosting revenue.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance service for our speech products, including network, embedded and dictation and transcription products. The following table shows maintenance and support revenue data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Maintenance and support revenue	$38.0	$32.5	$5.5	16.9%	$109.5	$91.1	$18.4	20.2%

As a percentage of total revenue	17.5%	20.7%			17.8%	21.6%

The increase in maintenance and support revenue for the three months ended June 30, 2008, as compared to the same period ended June 30, 2007, consisted primarily of a $1.4 million increase in maintenance and support revenue associated with healthcare and dictation solutions and a $3.4 million increase in maintenance and support revenue associated with network revenue driven by a combination of organic growth and the acquisition of Viecore. As a percentage of total revenue, maintenance and support revenue decreased by 3.2 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services, subscription and hosting revenue relative to maintenance and support revenue.

The increase in maintenance and support revenue for the nine months ended June 30, 2008, as compared to the same period ended June 30, 2007, consisted primarily of an $8.3 million increase in maintenance and support revenue associated with healthcare and dictation solutions and an $8.2 million increase in maintenance and support revenue associated with network revenue driven by a combination of organic growth and the acquisition of Viecore. As a percentage of total revenue, maintenance and support revenue decreased by 3.8 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services, subscription and hosting revenue relative to maintenance and support revenue.

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs, and third-party royalty expenses. The following table shows cost of product and licensing revenue data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Cost of product and licensing revenue	$10.2	$9.4	$0.8	8.5%	$32.5	$31.7	$0.8	2.5%

As a percentage of product and licensing revenue	10.6%	12.6%			11.3%	14.4%

The decrease in cost of product and licensing revenue for the three months ended June 30, 2008, as compared to the same period ended June 30, 2007, was primarily due to lower hardware and software costs related to our healthcare products as a result of lower healthcare product revenues. This is offset by increased product cost and royalty expense related to increased imaging revenue, and the acquisition of Viecore. Cost of product and licensing revenue decreased as a percentage of revenue primarily due to increased product and licensing revenue related to certain of our recent acquisitions that do not carry significant product cost, and to a lesser extent to a change in the mix of our sales and licensing of our healthcare products to products with higher margin.

Cost of product and licensing revenue were relatively constant for the nine months ended June 30, 2008, as compared to the same period ended June 30, 2007, as lower hardware and software costs related to our healthcare product were offset by increased royalty expense related to increased imaging revenue, as well as the acquisition of Viecore. Cost of product and licensing revenue decreased as a percentage of revenue primarily due to increased product and licensing revenue related to certain of our recent acquisitions that do not carry significant product cost, and, to a lesser extent, to a change in the mix of our sales and licensing of our healthcare products towards products with higher margin.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Cost of professional services, subscription and hosting revenue	$55.5	$32.3	$23.2	71.8%	$156.8	$75.5	$81.3	107.7%

As a percentage of professional services, subscription and hosting revenue	67.7%	65.5%			72.3%	68.6%

The increase in cost of professional services, subscription and hosting revenue for the three months ended June 30, 2008, as compared to the same period ended June 30, 2007, consisted of a $16.4 million increase in cost relating to network revenue, including contributions from the acquisitions of BeVocal’s hosted application and Viecore’s system integration and professional services, a $5.4 million increase in cost relating to healthcare and dictation revenue, primarily attributable to the growth of our iChart transcription solution.

The increase in cost of professional services, subscription and hosting revenue for the nine months ended June 30, 2008, as compared to the same period ended June 30, 2007, consisted of a $53.4 million increase in cost relating to network revenue, including contributions from the acquisitions of BeVocal’s hosted application and Viecore’s system integration and professional services, a $23.4 million increase in cost relating to healthcare and dictation revenue, primarily attributable to the acquisition of Focus and growth of our iChart transcription solution, and a $4.6 million increase in embedded services, primarily attributable to our acquisitions of Tegic and VoiceSignal.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Cost of maintenance and support revenue	$7.9	$7.0	$0.9	12.9%	$24.3	$20.5	$3.8	18.5%

As a percentage of maintenance and support revenue	20.8%	21.5%			22.2%	22.5%

The increase in cost of maintenance and support revenue for the three months ended June 30, 2008, as compared to the same period ended June 30, 2007, was primarily attributable to an increase in maintenance and support revenue from our acquisitions consummated in fiscal 2007 and 2008 and, to a lesser degree, from incremental costs related to the organic growth in our maintenance and support revenue.

The increase in cost of maintenance and support revenue for the nine months ended June 30, 2008, as compared to the same period ended June 30, 2007, was attributable to both the growth in maintenance and support revenue from our acquisitions consummated in fiscal 2007 and 2008 and to the growth in our organic maintenance and support revenue.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Cost of revenue from amortization of intangible assets	$5.2	$3.4	$1.8	52.9%	$18.0	$9.2	$8.8	95.7%

As a percentage of total revenue	2.4%	2.1%			2.9%	2.2%

The increase in cost of revenue from amortization of intangible assets for the three and nine months ended June 30, 2008, as compared to the same periods ended June 30, 2007, was primarily attributable to the amortization of intangible assets acquired in connection with our acquisitions closed in fiscal 2007 and 2008, as well as new technology licensed during the current period.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead costs allocated to our engineering staff. The following table shows research and development expense data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Total research and development expense	$27.1	$19.7	$7.4	37.6%	$85.8	$53.7	$32.1	59.8%

As a percentage of total revenue	12.5%	12.6%			14.0%	12.7%

The increase in research and development expense for the three months ended June 30, 2008, as compared to the same period ended June 30, 2007, primarily consisted of an increase of $5.7 million in compensation expense due to increased headcount resulting from our fiscal 2007 and 2008 acquisitions. The remaining increase is attributable to other expenses related to travel and infrastructure costs, including depreciation of incremental fixed assets. To date, we have not capitalized any internal development costs, as the cost incurred after technological feasibility but before release of products has not been significant.

The increase in research and development expense for the nine months ended June 30, 2008, as compared to the same period ended June 30, 2007, primarily consisted of an increase of $19.3 million in compensation expense due to increased headcount associated with our fiscal 2007 and 2008 acquisitions, and a $4.5 million increase in contract labor and professional services to support ongoing research and development projects. $6.7 million of the increase is attributable to increased share-based payments, and the remaining increase is related to other expenses related to travel, infrastructure costs, including depreciation of incremental fixed assets.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Total sales and marketing expense	$55.5	$46.7	$8.8	18.8%	$168.3	$132.5	$35.8	26.5%

As a percentage of total revenue	25.6%	29.8%			27.4%	31.3%

The increase in sales and marketing expenses for the three months ended June 30, 2008, as compared to the same period ended June 30, 2007, was primarily due to $6.5 million in salaries and other variable costs, such as commissions and travel expenses, related to increased headcount from our fiscal 2007 and 2008 acquisitions and to support the organic business growth, and a $1.1 million increase related to marketing programs. Sales and marketing expense as a percentage of total revenue decreased by 4.2 percentage points, as a result of increased efficiency of our sales teams, cost efficiencies of our marketing expenditures and a reduction of the share-based compensation expense relative to the increase in revenue.

The increase in sales and marketing expenses for the nine months ended June 30, 2008, as compared to the same period ended June 30, 2007, was primarily due to $23.4 million increase in salaries and other variable costs, such as commissions and travel expenses related to increased headcount from our fiscal 2007 and 2008 acquisitions and to support organic business growth, and a $3.0 million increase related to marketing programs and channel program expenses. Additionally, $3.8 million of the increase was related to increased share-based payments. Sales and marketing expense as a percentage of total revenue decreased by 3.9 percentage points, as a result of increased efficiency of our sales teams, cost efficiencies of our marketing expenditures and a reduction of the share-based compensation expense relative to the increase in revenue.

General and Administrative Expense

General and administrative expense primarily consists of personnel costs, including overhead, for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Total general and administrative expense	$27.3	$19.7	$7.6	38.6%	$80.6	$52.6	$28.0	53.2%

As a percentage of total revenue	12.6%	12.6%			13.1%	12.5%

The increase in general and administrative expense for the three months ended June 30, 2008, as compared to the same period ended June 30, 2007, was primarily due to increased compensation of $2.7 million and a $1.9 million increase in expenses relating to temporary employees, professional services, and infrastructure to support our growth, including the incremental requirements that exist due to our growth from acquisitions. An additional $1.4 million of the increase was related to increased share-based payments.

The increase in general and administrative expense for the nine months ended June 30, 2008, as compared to the same period ended June 30, 2007, was primarily due to increased compensation of $10.7 million and a $4.2 million increase in expenses relating to temporary employees, professional services, and infrastructure to support our growth, including the incremental requirements that exist due to our growth from acquisitions. An additional $5.5 million of the increase was related to increased share-based payments.

Amortization of Intangible Assets

Amortization of intangible assets into operating expense includes amortization of acquired customer and contractual relationships, non-competition agreements and acquired trade names and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which their economic benefits are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We evaluate these assets for impairment and for appropriateness of their remaining life on an ongoing basis. The following table shows amortization of intangible assets data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Total amortization of intangible assets	$14.4	$6.3	$8.1	128.6%	$40.0	$16.6	$23.4	141.0%

As a percentage of total revenue	6.6%	4.1%			6.5%	3.9%

The increase in amortization of intangible assets for the three and nine months ended June 30, 2008, as compared to the same periods ended June 30, 2007, was primarily attributable to the amortization of identifiable intangible assets acquired in connection with our acquisitions closed in fiscal 2007 and 2008.

Restructuring and Other Charges (Credits), Net

In the third quarter of fiscal 2008, we recorded restructuring and other charges of $2.6 million, of which $1.2 million related to the elimination of approximately 45 personnel across multiple functions, and $1.4 million related to a non-recurring, adverse ruling arising from a vendor’s claims of underpayment of historical royalties for technology discontinued in 2005. In the second quarter of fiscal 2008, we recorded restructuring and other charges of $3.3 million, of which $2.8 million related to the elimination of approximately 110 personnel across multiple functions, and $0.5 million related to the consolidation of two pre-existing facilities in California into a single combined facility. In the first quarter of fiscal 2008, we recorded restructuring and other charges of $2.2 million, of which $1.9 million related to revised sublease estimates of the facilities discussed in Note 11, Accrued Business Combination Costs in the accompanying notes to our consolidated financial statements. The remaining amount relates to restructuring and other charges in the first quarter of fiscal 2008 related to the consolidation of our headquarters location.

Current activity recorded to the restructuring accrual for the nine months ended June 30, 2008 was as follows (in millions):

	Personnel	Facilities	Other	Total

Balance at September 30, 2007	$0.3	$—	$—	$0.3
Restructuring and other charges	4.1	0.8	1.4	6.3
Non-cash adjustment	—	0.1	—	0.1
Cash payments	(3.3)	(0.5)	—	(3.8)

Balance at June 30, 2008	$1.1	$0.4	$1.4	$2.9

Other Income (Expense), Net

The following table shows other income (expense) data, including period to period variances and percentage of revenue figures (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Interest income	$1.8	$1.4	$0.4	28.6%	$6.3	$4.1	$2.2	53.7%
Interest expense	(12.7)	(9.1)	(3.6)	39.6%	(42.6)	(24.3)	(18.3)	75.3%
Other income (expense), net	(0.8)	0.4	(1.2)	(300.0)%	(1.9)	(0.5)	(1.4)	280.0%

Total other income (expense), net	$(11.7)	$(7.3)	$(4.4)	60.3%	$(38.2)	$(20.7)	$(17.5)	84.5%

As a percentage of total revenue	(5.4)%	(4.7)%			(6.2)%	(4.9)%

The increase in interest income was primarily due to higher cash balances, partially offset by lower interest rates during the three and nine month periods ended June 30, 2008, as compared to the same periods ended June 30, 2007. The increase in interest expense was mainly due to the increase in our term loan borrowings and the $250.0 million convertible debentures that we issued in August 2007. Other income (expense) principally consisted of foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries who have transactions denominated in currencies other than their functional currencies, as well as the translation of certain of our intercompany balances.

Provision for Income Taxes

The following table shows the provision for income taxes in absolute dollars and the effective income tax rate (in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2008	2007	Change	Change	2008	2007	Change	Change

Income tax provision	$9.1	$12.4	$(3.3)	(26.6)%	$14.5	$19.7	$(5.2)	(26.4)%

Effective income tax rate	(1,300.0)%	263.8%			(38.6)%	216.5%

The income tax provision for the three and nine month periods ended June 30, 2008 includes benefits for current and deferred federal, state, and foreign taxes of approximately $16.8 million and $15.3 million, respectively, and an increase in the valuation allowance of approximately $25.9 million and $29.8 million, respectively.

The variance of our effective income tax rate from the federal statutory rate of 35% is due primarily to state income taxes, the disallowance for tax purposes of certain share-based compensation charges, and the increase in our valuation allowance with respect to certain deferred tax assets.

Valuation allowances have been established for the U.S. net deferred tax asset, which we believe do not meet the “more likely than not” realization criteria established by SFAS 109, “Accounting for Income Taxes” and that are not otherwise offset by deferred tax liabilities. Due to a history of cumulative losses in the United States, a full valuation allowance has been recorded against the net deferred assets of our U.S. entities. At June 30, 2008, we had a valuation allowance for U.S. net deferred tax assets of approximately $268.4 million. The U.S. net deferred tax assets is composed of tax assets primarily related to net operating loss carryforwards (resulting both from business combinations and from operations) and tax credits, offset by deferred tax liabilities primarily related to intangible assets. Certain of these intangible assets have indefinite lives, and the resulting deferred tax liability associated with these assets is not allowed as an offset to our deferred tax assets for purposes of determining the required amount of our valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $265.8 million as of June 30, 2008, an increase of $81.5 million compared to $184.3 million as of September 30, 2007. In addition, we had $0.1 million of marketable securities as of June 30, 2008, as compared to $2.6 million at September 30, 2007. Our working capital was $185.3 million as of June 30, 2008, as compared to $164.9 million at the end of fiscal 2007. As of June 30, 2008, our total retained deficit was $257.2 million. We do not expect our retained deficit to impact our future ability to operate given our strong cash and financial position.

Our increase in cash and cash equivalents was composed of an aggregate of $331.0 million raised from our three common stock offerings that were consummated during the nine month period ending June 30, 2008, and further increased by $130.1 million provided by operating activities. The increases were partially offset by $354.6 million that we paid in connection with acquisitions completed during this period, as well as an additional $26.3 million of other net cash used in investing activities and financing activities, as discussed in further detail below.

Cash provided by operating activities

Cash provided by operating activities for the nine months ended June 30, 2008 was $130.1 million, an increase of $38.4 million, or 42%, as compared to net cash provided by operating activities of $91.7 million for the nine months ended June 30, 2007. The increase was primarily due to $30.2 million of additional cash generated from changes in working capital accounts. As compared to last year, we generated an additional $70.4 million from accounts receivable and $6.0 million from inventory, prepaid and other assets. These increases were partially offset by an incremental usage of $42.5 million for accounts payable and accrued expenses, and $3.8 million for deferred revenue. The increase in cash provided by operating activities is also composed of $8.3 million additional cash generated from net loss after adding back non-cash items such as depreciation and amortization and share-based payments.

Cash used in investing activities

Cash used in investing activities for the nine months ended June 30, 2008 was $374.1 million, an increase of $266.6 million, or 248%, as compared to net cash used in investing activities of $107.5 million for the nine months ended June 30, 2007. The increase in cash used in investing activities was primarily attributable to a $258.3 million increase in cash paid relating to our acquisitions, of which the significant portion was for our acquisition of eScription in May 2008.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended June 30, 2008 was $324.2 million, as compared to net cash provided by financing activities of $70.8 million for the nine months ended June 30, 2007. The change in cash provided by financing activities was primarily related to our three common stock offerings in December 2007, May 2008 and June 2008, which provided an aggregate of $331.0 million in net proceeds to us. In the corresponding period ended June 30, 2007, we did not have any equity issuances, but raised $87.7 million through bank debt. Additionally, in the nine month period ended June 30, 2007, we used $18.7 million in cash for deferred acquisition payments which were not incurred in the corresponding fiscal 2008 period, leading to a favorable increase in cash flows when comparing the two periods. We had also received $20.2 million in the nine month period ended June 30, 2007 from the net cash received by our employees’ exercise of certain share-based awards, compared to $4.0 million in the corresponding period ended June 30, 2008, which reflects a decrease due to cash we paid to satisfy withholding tax obligations upon the vesting of restricted stock awards granted to employees.

Credit Facility

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. (the “Initial Purchasers”). Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. As of March 31, 2008, the ending unamortized deferred debt issuance costs were $1.1 million and are included in other assets in our accompanying balance sheet. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2027 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2008, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Expanded 2006 Credit Facility

We entered into a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Expanded 2006 Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of June 30, 2008, $658.6 million remained outstanding under the term loans and there were $17.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Expanded 2006 Credit Facility contains covenants, including, among other things, covenants that restrict our ability and our subsidiaries’ ability to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of June 30, 2008, we were in compliance with the covenants under the Expanded 2006 Credit Facility.

Borrowings under the Expanded 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Expanded 2006 Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on our leverage ratio. The applicable margin for revolving loan borrowings under the Expanded 2006 Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon the our leverage ratio. As of June 30, 2008, our applicable margin for the term loan was 1.50% for base rate borrowings and 2.50% for LIBOR-based borrowings. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of June 30, 2008, the commitment fee rate was 0.50% and the interest rate was 4.89%.

We capitalized debt issuance costs related to the Expanded 2006 Credit Facility and are amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of June 30, 2008, the ending unamortized deferred financing fees were $10.6 million and are included in other assets in our accompanying balance sheet.

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

Year Ending September 30,	Amount

2008 (July 1, 2008 to September 30, 2008)	$1.7
2009	6.7
2010	6.7
2011	6.7
2012	6.7
2013	630.1

Total	$658.6

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

Contractual Obligations, Financial Instruments and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2008 (in millions):

	Payments Due by Period
		Remaining		Fiscal 2010	Fiscal 2012
Contractual Obligations	Total	Fiscal 2008	Fiscal 2009	and 2011	and 2013	Thereafter

Expanded 2006 Credit Facility	$658.6	$1.7	$6.7	$13.4	$636.8	$—
2.75% Convertible Senior Debenture(1)	250.0	—	—	—	—	250.0
Interest payable under 2006 Expanded Credit Facility(2)	225.6	12.2	48.3	95.1	70.0	—
Interest payable under 2.75% Convertible Senior Debentures(3)	44.7	3.4	6.8	13.8	13.8	6.9
Lease obligations and other liabilities:
Capital leases and other liabilities	0.4	0.1	0.2	0.1	—	—
Operating leases	104.8	4.7	15.8	28.5	24.6	31.2
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions(4)	7.6	0.7	3.2	2.7	1.0	—
Pension, minimum funding requirement(5)	5.5	0.4	1.7	3.4	—	—
Purchase commitments(6)	2.6	2.6	—	—	—	—
Other liabilities assumed(7)	68.5	3.3	13.6	28.5	15.9	7.2

Total contractual cash obligations	$1,368.3	$29.1	$96.3	$185.5	$762.1	$295.3

(1)	Holders of the 2.75% Senior Convertible Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly under the credit facility, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the terms of the Expanded 2006 Credit Facility.

(3)	Interest is due and payable semi-annually under the 2.75% Senior Convertible Debentures.

(4)	Obligations include contractual lease commitments related to two facilities that were part of a 2005 restructuring plan. As of June 30, 2008, total gross lease obligations were $3.6 million and are included in the contractual obligations herein. The remaining obligations represent contractual lease commitments associated with the implemented plans to eliminate duplicate facilities in conjunction with our acquisitions. As of June 30, 2008, we have subleased two of the facilities to unrelated third parties with total sublease income of $3.8 million through fiscal 2013.

(5)	Our U.K. pension plan has a minimum funding requirement of £859,900 (approximately $1.7 million based on the exchange rate at June 30, 2008) for each of the next 3 years, through fiscal 2011.

(6)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(7)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessors prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs relate to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $71.8 million. As of June 30, 2008, we have sub-leased a portion of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $21.5 million, which ranges from $1.5 million to $3.9 million on an annualized basis through 2016.

In connection with our acquisition of Phonetic in February 2005, a deferred payment of $17.5 million was due and paid to the former shareholders of Phonetic on February 1, 2007. Under the agreement, we also agreed to make earnout payments of up to $35.0 million upon achievement of certain established financial and performance targets through December 31, 2007, in accordance with the purchase agreement. We have notified the former shareholders of Phonetic that the financial and performance targets for all periods through December 31, 2007 were not achieved. Accordingly, we have not recorded any obligations relative to these measures as of June 30, 2008. The former shareholders of Phonetic have objected to this determination. We are currently in discussions with the former shareholders of Phonetic in regards to this matter.

In connection with our acquisition of BeVocal on April 24, 2007, we agreed to make payments pursuant to the earnout of up to $65.1 million upon the achievement of certain financial targets through December 31, 2007, in accordance with the merger agreement. We have accrued $49.8 million, based on the preliminary measurement of this amount as of June 30, 2008, of which $46.4 million would be payable in cash and $3.4 million would be payable either as an adjustment to the exchange ratio of the assumed stock options, or a cash payment in lieu of such an adjustment, at our option. $8.6 million of the earnout is being recorded to compensation expense over the period of service required under the merger agreement, and $41.2 million has been recorded as an increase to purchase price. These estimated earnout payments are included in current liabilities as of June 30, 2008 and a prior estimate was included in long-term liabilities as of September 30, 2007. Our final determination regarding the actual amount of the earnout payments will be made in October 2008. Following the determination, we will seek agreement on the determination with the shareholder representative and pay the amount shortly after agreement is reached.

In connection with the escrow relating to the Viecore acquisition, we have guaranteed a minimum market value of $20.43 per share when the escrow shares are released. We are required to pay the difference, if any and limited to $1.8 million, in cash. Based on the closing market value per share of $15.67 on June 30, 2008, we would be required to pay the former shareholders of Viecore $1.8 million, which would be recorded as a reduction of additional paid in capital.

In connection with the escrow relating to the eScription acquisition, we have guaranteed a minimum market value of $17.7954 per share when the escrow shares are released. If the market value is less than $17.7954 per share on the date of release, we are required to pay the difference, if any and limited to $5.0 million, in cash. Based on the closing market value per share of $15.67 on June 30, 2008, we would be required to pay to the former shareholders of eScription $2.4 million, which would be recorded as a reduction of additional paid in capital.

As a result of our adoption of FIN 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on October 1, 2007, our gross liability for unrecognized tax benefits was approximately $2.5 million, including approximately $0.2 million of accrued interest and penalties. The gross liability as of June 30, 2008 was $2.7 million, including $0.3 million of accrued interest and penalties. We estimate that approximately $1.5 million of this amount may be paid within the next two years and we are currently unable to reasonably estimate the amount or timing of payments for the remainder of the liability.

Financial Instruments

As of June 30, 2008, we have a $100 million interest rate swap outstanding. The interest rate swap was entered into in conjunction with a term loan on March 31, 2006. The interest rate swap was designated as a cash flow hedge, and change in the fair value of this cash flow hedge is recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). The interest rate swap has resulted in cumulative losses of $1.8 million as of June 30, 2008. These losses are included in other current liabilities.

Off-Balance Sheet Arrangements

Through June 30, 2008, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, or FSP 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.” FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for instruments commonly referred to as Instruments B and C in EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” which is nullified by FSP 14-1, and any other convertible debt instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, such as those sometimes referred to as “Instrument X.” FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. FSP 14-1 is required to be applied retrospectively to prior years’ financial statements, with a cumulative effect adjustment to beginning retained earnings for any effects on earnings for years before the earliest year presented. We are evaluating the impact, if any, that FSP 14-1 may have on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 has an objective to identify accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). The statement was issued to provide companies with guidance regarding the hierarchy of the accounting promulgation when researching the accounting treatment for a transaction or event. The Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are evaluating the impact, if any, that SFAS 162 may have on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We expect to adopt SFAS 161 in the second quarter of fiscal 2009. We do not expect the issuance of SFAS 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised), “Business Combinations” (“SFAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We expect to adopt SFAS 141R for any business combinations entered into beginning in fiscal 2010. We are evaluating the impact, if any, that SFAS 141R may have on our consolidated financial statements.

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on the derecognition of prior tax positions, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on October 1, 2007. As a result of the implementation of FIN 48, we recognized an adjustment of $0.9 million in the liability for unrecognized tax benefits. In addition, we reduced our deferred tax assets and valuation allowance each by $52.0 million primarily with respect to net operating loss and research credit carryforwards that are in excess of applicable limitations related to ownership changes.

As of the adoption date of October 1, 2007, we had $2.5 million of unrecognized tax benefits. At June 30, 2008, the liability for income taxes associated with uncertain tax positions was $2.7 million. Included in this amount is approximately $0.8 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that would be offset through goodwill. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2008 would not have a material impact on our revenue, operating results or cash flows.

Occasionally, we have entered into forward exchange contracts to hedge against foreign currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was not material at June 30, 2008 and a hypothetical change of 10% in exchange rates would not have a material impact on our financial results. During the three and nine month periods ended June 30, 2008, we recorded foreign exchange losses of $0.6 million and $1.2 million, respectively.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents and the outstanding debt under the Expanded 2006 Credit Facility.

At June 30, 2008, we held approximately $265.8 million of cash and cash equivalents, and marketable securities, primarily consisting of cash and money-market funds. Due to the low current market yields and the short-

term nature of our investments, a hypothetical change in market rates is not expected to have a material effect on the fair value of our portfolio or results of operations.

At June 30, 2008, our total outstanding debt balance exposed to variable interest rates was $658.7 million. To partially offset this variable interest rate exposure, we entered into a $100 million interest rate swap derivative contract. The interest rate swap is structured to offset periodic changes in the variable interest rate without changing the characteristics of the underlying debt instrument. A hypothetical change in market rates would have a significant impact on the interest expense and amounts payable relating to the $558.7 million of debt that is not offset by the interest rate swap. Assuming a 1.0% change in interest rates, our interest expense would increase $5.6 million per annum.

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

This information is included in Note 15, Commitments and Contingencies, in the accompanying notes to consolidated financial statements is incorporated herein by reference from Item 1 of Part I hereof.

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

Our revenue and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include the following:

•	slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

•	volume, timing and fulfillment of customer orders;

•	our efforts to generate additional revenue from our portfolio of intellectual property;

•	concentration of operations with one manufacturing partner and our inability to control expenses related to the manufacture, packaging and shipping of our boxed software products;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	customers delaying, canceling or limiting their purchases as a result of the threat or results of terrorism;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and intangible assets;

•	delayed realization of synergies resulting from our acquisitions;

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.

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

As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration and also incurred significant debt to finance the cash consideration used for our acquisitions, including our acquisitions of Dictaphone, Focus, BeVocal, VoiceSignal, Tegic, Viecore and eScription. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business.

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

Our prior acquisitions required, and our recently completed acquisitions continue to require, substantial integration and management efforts and we expect our pending and future acquisitions to require similar efforts. Acquisitions of this nature involve a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses;

•	potential disruption of our ongoing business and distraction of management;

•	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote business units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	assumption of unknown material liabilities of acquired companies;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired business.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of June 30, 2008, we had identified intangible assets amounting to approximately $528 million and goodwill of approximately $1.6 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. The combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of June 30, 2008, we had a total of $908.6 million of gross debt outstanding, including $658.6 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of June 30, 2008, there were $16.9 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

We reported net losses of approximately $52.1 million for the nine months ended June 30, 2008 and $14.0 million, $22.9 million and $5.4 million for fiscal years 2007, 2006 and 2005, respectively. We had an accumulated deficit of approximately $257.2 million at June 30, 2008. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any transaction to raise additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial statements in an accurate and timely manner, could subject the Company to regulatory actions, civil or criminal penalties, shareholder litigation, or loss of customer confidence, which could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

A significant portion of our revenue and a significant portion of our research and development are based outside the United States. Our results could be harmed by economic, political, regulatory and other risks associated with these international regions.

Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will increase in the future. Reported international revenue, classified by the major geographic areas in which our customers are located, represented approximately $153.8 million, 25% of our total revenue, for the nine months ended June 30, 2008, and $130.4 million, $100.2 million and $71.5 million, representing 22%, 26%, and 31% of our total revenue, respectively, for fiscal 2007, 2006 and 2005, respectively. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. In connection with prior acquisitions we have added research and development resources in Aachen, Germany and Montreal, Canada. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified. As of June 30, 2008, we had identified intangible assets amounting to approximately $528 million and goodwill of approximately $1.6 billion.

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

We derive revenue from contracts with the United States government, as well as various state and local governments, and their respective agencies. Our sales to government agencies have increased as a result of our recent acquisition of Viecore and our prior acquisition of Dictaphone. Government contracts are generally subject to audits and investigations which could identify violations of these agreements. Government contract violations could result in a range of consequences including, but not limited to, contract price adjustments, civil and criminal penalties, contract termination, forfeiture of profit and/or suspension of payment, and suspension or debarment from future government contracts. We could also suffer serious harm to our reputation if we were found to have violated the terms of our government contracts.

We are conducting an analysis of our compliance with the terms and conditions of certain contracts with the U.S. General Services Administration (“GSA”). Based upon our analysis, which is ongoing, we have voluntarily notified GSA of possible non-compliance with the terms of contracts entered into by Dictaphone Corporation, which we acquired in March 2006. We presently expect to complete this analysis in the fourth quarter of fiscal 2008, at which time we intend to provide additional information to GSA. The final resolution of this matter may adversely impact our financial position.

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

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, the direction and relative strength of the U.S. economy has recently been increasingly uncertain due to softness in the housing markets, rising oil prices, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties. If economic growth in the United States and other countries’ in which we do business is slowed, customers may delay or reduce technology purchases. This could result in reduced sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition. Political instability in any of the major countries in which we do business would also likely harm our business, results of operations and financial condition.

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

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently, and may in the future be, subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. In addition, we may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. Any of these could seriously harm our business.

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

On March 19, 2004,Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80.0 million. On May 9, 2005 and September 15, 2005, we sold shares of common stock, and warrants to purchase common stock to Warburg Pincus for aggregate gross proceeds of approximately $75.1 million. Additionally, on May 20, 2008, Warburg Pincus purchased an aggregate of 5,760,369 shares of our common stock and warrants to purchase 3,700,000 shares of our common stock for an aggregate purchase price of $100.5 million. As of June 30, 2008, Warburg Pincus beneficially owned approximately 21% of our outstanding common stock, including warrants exercisable for up to 10,766,538 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. As of June 30, 2008, Fidelity was our second largest stockholder, owning approximately 9% of our common stock. Because of their large holdings of our capital stock relative to other stockholders, each of these two stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. For example, we issued, and registered for resale, approximately 10.7 million shares of our common stock in connection with our acquisitions of Commissure, Vocada, Viecore and eScription. No prediction can be made as to the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

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

On April 21, 2008, we held our annual meeting of stockholders. At that meeting, the following actions were voted upon:

(a) To elect a board of nine (9) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified:

Director	Votes For	Votes Withheld

Paul A. Ricci	180,058,493	2,794,450
Charles W. Berger	162,149,187	20,703,756
Robert J. Frankenberg	176,807,767	6,045,176
Jeffrey A. Harris	179,981,648	2,871,295
William H. Janeway	180,683,661	2,169,282
Katharine A. Martin	160,720,228	22,132,715
Mark B. Myers	181,817,746	1,035,197
Philip J. Quigley	181,470,113	1,382,830
Robert G. Teresi	179,914,009	2,938,934

(b) To approve the amended and restated 1995 Employee Stock Purchase Plan:

Votes For	Votes Against	Abstained	Broker Non-Votes

137,856,002	1,272,172	136,271	43,588,498

(b) To ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008:

Votes For	Votes Against	Abstained

182,405,957	343,996	102,990

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 11, 2008.

Nuance Communications, Inc.

BY:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Agreement and Plan of Merger by and among Nuance Communications, Inc., Easton Acquisition Corporation, eScription, Inc., U.S. Bank, National Association, as Escrow Agent and Paul Egerman, as Stockholder Representative, dated as of April 7, 2008.	8-K	0-27038	2.1	4/11/2008
2.2	Purchase Agreement and among Nuance Communications, Inc. and the Purchasers identified on Exhibit A thereto, dated April 7, 2008.	8-K	0-27038	2.2	4/11/2008
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
10.1	Underwriting Agreement, by and between Nuance Communications, Inc. and Thomas Weisel Partners LLC, dated June 4, 2008.	8-K	0-27038	1.1	6/10/2008
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X