Form 10-K
period 2008-09-30
Nuance Communications, Inc.
filed 2008-12-01
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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
(781) 565-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

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

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2,883,498,885 based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the Registrant’s Common Stock, outstanding as of October 31, 2008, was 240,514,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our revenue, earnings, cash flows and liquidity; the potential of future product releases; our product development plans and investments in research and development; future acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal 2009 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1.	Business

Overview

Nuance Communications, Inc. is a leading provider of speech, imaging and keypad solutions for businesses, organizations and consumers around the world. Our technologies, applications and services make the user experience more compelling by transforming the way people interact with information and how they create, share and use documents. Our solutions are used every day by millions of people and thousands of businesses for tasks and services such as requesting account information from a phone-based self-service solution, dictating records, searching the mobile web by voice, entering a destination into a navigation system, or working with PDF documents. Our solutions help make these interactions, tasks and experiences more productive, compelling and efficient.

We deliver solutions that address five core markets:

•	Enterprise. Our enterprise solutions help automate a range of customer services and business processes in information and process-intensive industries such as telecommunications, financial services, utilities, travel and entertainment, and government.

•	Mobile. Our mobile solutions add voice control and texting capabilities to mobile devices and services, allowing people to more easily dial a mobile phone, enter destination information into an automotive navigation system, dictate a text message or have emails and screen information read aloud.

•	Healthcare. Our healthcare solutions comprise a portfolio of speech-driven clinical documentation and communication solutions that help healthcare provider organizations to reduce operating costs, increase reimbursement, and enhance patient care and safety.

•	Desktop Dictation. Our Dragon products help people and businesses increase productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes.

•	Imaging. Our PDF and document imaging solutions reduce the time and cost associated with creating, using and sharing documents.

We leverage our global professional services organization and our extensive network of partners to design and deploy innovative solutions for businesses and organizations around the globe. We market and distribute our products through a global network of resellers, including system integrators, independent software vendors, value-

added resellers, hardware vendors, telecommunications carriers and distributors, and also sell directly through a dedicated sales force and through our e-commerce website.

We have built a world-class portfolio of technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to broaden these assets and expand our customer base through acquisitions. Our recently completed, significant transactions include:

•	On October 1, 2008, we acquired SNAPin Software, Inc., a provider of mobile device and server self-service technology. The SNAPin acquisition enhances our ability to deliver innovative, highly scalable mobile customer care solutions that improve the way mobile operators and enterprises interact with consumers in real-time on mobile devices.

•	On September 26, 2008, we acquired Philips Speech Recognition Systems GMBH (PSRS), a business unit of Royal Philips Electronics, a leading provider of speech recognition solutions for the European healthcare market. This acquisition significantly enhances our ability to deliver innovative, clinical documentation and communication solutions to healthcare organizations throughout Europe.

•	On May 20, 2008, we acquired eScription, Inc., a provider of computer-aided medical transcription solutions. The eScription acquisition allows us to deliver scalable, highly productive medical transcription solutions, as well as accelerate future innovation to transform the way healthcare providers document patient care.

Confronted by dramatic increases in electronic information, consumers, business personnel and healthcare professionals must use a variety of resources to retrieve information, transcribe patient records, conduct transactions and perform other job-related functions. We believe that the power of our solutions can transform the way people use the Internet, telecommunications systems, electronic medical records, wireless and mobile networks and related corporate infrastructure to conduct business.

Solutions to our core markets include:

Enterprise Solutions — To remain competitive, organizations must improve the quality of customer care while reducing costs and ensuring a positive customer experience. Technological innovation, competitive pressures and rapid commoditization have made it increasingly important for organizations to achieve enduring market differentiation and secure customer loyalty. In this environment, organizations need to satisfy the expectations of increasingly savvy and mobile consumers who demand high levels of customer service.

We deliver a portfolio of customer service business intelligence and authentication solutions that are designed to help companies better support, understand and communicate with their customers. Our solutions improve the customer experience, increase the use of self-service and enable new revenue opportunities. We complement our solutions and products with a global professional services organization that supports customers and partners with business and systems consulting project management, user-interface design, speech science, application development and business performance optimization. Our acquisition of Viecore expanded our professional services capabilities and complements our existing partnerships, allowing us to deliver end-to-end speech solutions and system integration for speech-enabled customer care.

We license our solutions to a wide variety of enterprises in customer-service intensive sectors, including telecommunications, financial services, travel and entertainment, and government. Our speech solutions are designed to serve our global partners and customers and are available in up to 50 languages and dialects worldwide. We often work closely with industry partners, including Avaya, Cisco, Genesys and Nortel, that integrate our solutions into their hardware and software platforms.

Mobile Solutions — Today, an increasing number of people worldwide rely on mobile devices to stay connected, informed and productive. We see an opportunity in helping consumers use the powerful capabilities of their phones, cars and personal navigation devices by using voice commands and keypad solutions to control these devices and to access the array of content and services available on the Internet through wireless mobile devices. We expect to serve more than one billion consumers in the next three years with solutions that allow them to simply and effectively retrieve and communicate information on these mobile devices.

Our portfolio of mobile solutions and services includes an integrated suite of voice solutions for mobile devices, predictive text technologies, mobile messaging services and emerging services such as voicemail-to-text. Our solutions are used by mobile phone, automotive, personal navigation device and other consumer electronic manufacturers and their suppliers, including Ford, LG Electronics, Nokia, Samsung and TomTom. In addition, telecommunications carriers, web search companies and content providers are increasingly using our mobile search and communication solutions to offer value-added services to their subscribers and customers. Our acquisition of SNAPin enhances our ability to deliver innovative, highly scalable mobile customer care solutions that improve the way mobile operators and enterprises interact with consumers in real-time on mobile devices.

Healthcare Solutions — The healthcare industry is under significant pressure to streamline operations and reduce costs and improve patient care. In recent years, healthcare organizations such as hospitals, clinics, medical groups, physicians’ offices and insurance providers have increasingly turned to speech solutions to automate manual processes such as the dictation and transcription of patient records.

We provide comprehensive dictation and transcription solutions and services that automate the input and management of medical information. Our hosted and on-premise solutions for larger organizations provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription features. Our acquisition of eScription allows us to deliver scalable, highly productive medical transcription solutions, as well as accelerate future innovation to transform the way healthcare providers document patient care. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription.

Hospitals, clinics and group practices as well as physicians use our healthcare solutions to manage the dictation and transcription of patient records. We utilize a focused, enterprise sales team and professional services organization to address the market and implementation requirements of the healthcare industry. Our acquisition of Philips Speech Recognition Systems significantly enhances our ability to deliver innovative, speech-driven clinical documentation and communication solutions to healthcare organization throughout Europe.

Dragon NaturallySpeaking — Our suite of general purpose desktop dictation applications increases productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. Our Dragon NaturallySpeaking family of products delivers enhanced productivity for professionals and consumers who need to create documents and transcripts. These solutions allow users to automatically convert speech into text at up to 160 words-per-minute, with support for over 300,000 words and with high accuracy. This vocabulary can be expanded by users to include specialized words and phrases and can be adapted to recognize individual voice patterns. Our desktop dictation software is currently available in eleven languages. We utilize a combination of our global reseller network and direct sales to distribute our speech recognition and dictation products. Our Dragon Medical solution is a desktop application that provides front-end speech recognition used by physicians and clinicians to create and navigate medical records.

Imaging — The proliferation of the Internet, email and other networks have greatly simplified the ability to share electronic documents, resulting in an ever-growing volume of documents to be used and stored. Our PDF and document imaging solutions reduce the costs associated with paper documents through easy to use scanning, document management and electronic document routing solutions. We offer versions of our products to hardware vendors, home offices, small businesses and enterprise customers.

Our imaging solutions offer comprehensive PDF applications designed specifically for business users, optical character recognition technology to deliver highly accurate document and PDF conversion and applications that combine PDF creation with network scanning to work quickly with scanned paper documents, PDF files and digital documents and software development toolkits for independent software vendors. We utilize a combination of our global reseller network and direct sales to distribute our document conversion and PDF products. We license our software to companies such as Brother, Canon, Dell, HP and Xerox, which bundle our solutions with multifunction devices, digital copiers, printers and scanners.

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

We continue to invest in technologies to maintain our market-leading position and to develop new applications. Our technologies are covered by more than 650 issued patents and 680 patent applications. Our intellectual property, whether purchased or developed internally, is critical to our success and competitive position and, ultimately, to our market value. Our products and services build on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights.

International Operations

We have principal offices in a number of international locations including: Belgium, Canada, Germany, Hungary, India, Japan, Australia, and the United Kingdom. The responsibilities of our international operations include research and development, healthcare transcription and editing, customer support, sales and marketing and administration. Additionally, we maintain smaller sales, services and support offices throughout the world to support our international customers and to expand international revenue opportunities.

Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal 2008, 2007 and 2006, 77%, 78% and 74% of revenue was generated in the United States and 23%, 22% and 26% of revenue was generated by our international operations, respectively.

Competition

The individual markets in which we compete are highly competitive and are subject to rapid technology changes. There are a number of companies that develop or may develop products that compete in our target markets; however, currently there is no one company that competes with us in all of our product areas. While we expect competition to continue to increase both from existing competitors and new market entrants, we believe that we will compete effectively based on many factors, including:

•	Technological Superiority. Our speech and imaging technologies, applications and solutions are often recognized as the most proficient products in their respective categories. Our speech technology has industry-leading recognition accuracy and provides a natural, speech-enabled interaction with systems, devices and applications. Our imaging technology is viewed as the most accurate in the industry. Technology publications, analyst research and independent benchmarks have indicated our products rank at or above performance levels of alternative solutions.

•	Broad Distribution Channels. Our extensive global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; our dedicated direct sales force; and our e-commerce website (www.nuance.com) enable us to address the needs of specific markets, such as financial, legal, healthcare and government, and introduce new products quickly and effectively.

•	International Appeal. The international reach of our products is due to the broad language coverage of our offerings, including our speech technology which provides recognition for up to 50 languages and dialects and natural sounding synthesized speech in 26 languages and supports a broad range of hardware platforms and operating systems. Our imaging technology supports more than 100 languages.

•	Specialized Professional Services. Our superior technology, when coupled with the high quality of our professional services, allows our customers and partners to place a high degree of confidence and trust in our ability to deliver results.

In our core markets, we compete with companies such as Adobe, IBM, Medquist, Microsoft, Google and Spheris. In addition, a number of smaller companies in both speech and imaging produce technologies or products that are competitive with our solutions in some markets. In certain markets, some of our partners such as Avaya, Cisco, Genesys and Nortel develop and market products and services that might be considered substitutes for our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

Some of our competitors or potential competitors in our markets, such as Adobe, IBM, Microsoft and Google, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Employees

As of September 30, 2008, we had approximately 6,100 full time employees in total, including approximately 650 in sales and marketing, approximately 1,000 in professional services, approximately 800 in research and development, approximately 400 in general and administrative and approximately 3,250 that provide healthcare transcription and editing services. Approximately fifty-five percent of our employees are based outside of the United States, the majority of who provide healthcare transcription and editing services and are based in India. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

Company Information

Our website is located at www.nuance.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, as well as proxy statements and other information we file with or furnish to the Securities and Exchange Commission, or the SEC, are accessible free of charge on our website. We make these documents available as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file with or furnish to the SEC.

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

•	slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

•	volume, timing and fulfillment of customer orders;

•	our efforts to generate additional revenue from our portfolio of intellectual property;

•	concentration of operations with one manufacturing partner and our inability to control expenses related to the manufacture, packaging and shipping of our boxed software products;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	customers delaying, canceling or limiting their purchases as a result of the threat or results of terrorism;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and intangible assets;

•	in-process research and development expense relating to acquisitions;

•	delayed realization of synergies resulting from our acquisitions;

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.

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

As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration and also incurred significant debt to finance the cash consideration used for our acquisitions, including our acquisitions of Dictaphone, Focus, BeVocal, VoiceSignal, Tegic, Viecore, eScription and SNAPin. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business.

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

Our prior acquisitions required, and our recently completed acquisitions continue to require, substantial integration and management efforts and we expect our pending and future acquisitions to require similar efforts. Acquisitions of this nature involve a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses;

•	potential disruption of our ongoing business and distraction of management;

•	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	potential difficulties in completing projects associated with in-process research and development;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote business units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	assumption of unknown material liabilities of acquired companies;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired business.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values and also to in-process research and development. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2008, we had identified intangible assets amounting to approximately $585.0 million and goodwill of approximately $1.7 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. The combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of September 30, 2008, we had a total of $907.0 million of gross debt outstanding, including $657.0 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of September 30, 2008, there were $16.6 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. On October 8, 2008, we drew $55.0 million against our existing revolving credit line. Our debt level could have important consequences, for example it could:

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

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay the accelerated debt.

We have a history of operating losses, and may incur losses in the future, which may require us to raise additional capital on unfavorable terms.

We reported net losses of approximately $30.1 million, $14.0 million and $22.9 million for fiscal years 2008, 2007 and 2006, respectively. We had an accumulated deficit of approximately $235.1 million at September 30, 2008. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any transaction to raise additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Within speech, we compete with AT&T, IBM, Microsoft, Google, and other smaller providers. Within healthcare dictation and transcription, we compete with Spheris, Medquist and other smaller providers. Within imaging, we compete directly with ABBYY, Adobe, eCopy, I.R.I.S. and NewSoft. In speech, some of our partners such as Avaya, Cisco, Edify, Genesys and Nortel develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in both speech and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

The competition in these markets could adversely affect our operating results by reducing the volume of the products we license or the prices we can charge. Some of our current or potential competitors, such as Adobe, IBM, Microsoft and Google, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Some of our customers, such as IBM, Microsoft and Google, have developed or acquired products or technologies that compete with our products and technologies. These customers may give higher priority to the sale of these competitive products or technologies. To the extent they do so, market acceptance and penetration of our products, and therefore our revenue, may be adversely affected. Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological advancements.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of the internal control over financial reporting. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial statements in an accurate and timely manner, could subject us to regulatory actions, civil or criminal penalties, shareholder litigation, or loss of customer confidence, which could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

A significant portion of our revenue and a significant portion of our research and development are based outside the United States. Our results could be harmed by economic, political, regulatory and other risks associated with these international regions.

Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will increase in the future. Reported international revenue, classified by the major geographic areas in which our customers are located, represented approximately $199.2 million, $130.4 million and $100.2 million, representing 23%, 22% and 26% of our total revenue, for fiscal 2008, 2007 and 2006, respectively. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States and we have a large number of employees in India that provide transcription services. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. We also have significant research and development resources in Aachen, Germany, Montreal, Canada and Vienna, Austria. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenue and costs projected to increase, we are exposed to changes in foreign currencies including the Euro, British Pound, Canadian Dollar, Japanese Yen, Israeli New Shekel, Indian Rupee and the Hungarian Forint. Changes in the value of the Euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.

Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.

We have significant intangible assets, including goodwill and intangibles with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are patents and core technology, completed technology, customer relationships and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of identifiable intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets, include the following:

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified. As of September 30, 2008, we had identified intangible assets amounting to approximately $585.0 million and goodwill of approximately $1.7 billion.

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

We derive revenue from contracts with the United States government, as well as various state and local governments, and their respective agencies. Our sales to government agencies have increased as a result of our acquisitions of Viecore and Dictaphone. Government contracts are generally subject to audits and investigations which could identify violations of these agreements. Government contract violations could result in a range of consequences including, but not limited to, contract price adjustments, civil and criminal penalties, contract termination, forfeiture of profit and/or suspension of payment, and suspension or debarment from future government contracts. We could also suffer serious harm to our reputation if we were found to have violated the terms of our government contracts.

We recently conducted an analysis of our compliance with the terms and conditions of certain contracts with the U.S. General Services Administration (“GSA”). Based upon our analysis, we voluntarily notified GSA of non-compliance with the terms of contracts entered into by Dictaphone Corporation, which we acquired in March 2006. The final resolution of this matter may adversely impact our financial position.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, the direction and relative strength of the U.S. and global economics have recently been increasingly uncertain due to softness in housing markets, extreme volatility in security prices, severely diminished liquidity and credit availability rating downgrades of certain investments and declining valuations of others and continuing geopolitical uncertainties. If economic growth in the United States and other countries in which we do business is slowed, customers may delay or reduce technology purchases and may be unable to obtain credit to finance purchase of our products. This could result in reduced sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition. Political instability in any of the major countries in which we do business would also likely harm our business, results of operations and financial condition.

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

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently, and may in the future be, subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energy of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. In addition, we may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. Any of these could seriously harm our business.

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

On March 19, 2004,Warburg Pincus, a global private equity firm agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80.0 million. On May 9, 2005 and September 15, 2005, we sold shares of common stock, and warrants to purchase common stock to Warburg Pincus for aggregate gross proceeds of approximately $75.1 million. Additionally, on May 20, 2008, Warburg Pincus purchased 5,760,369 shares of our common stock and warrants to purchase 3,700,000 shares of our common stock for an aggregate purchase price of $100.5 million. As of September 30, 2008, Warburg Pincus beneficially owned approximately 21% of our outstanding common stock, including warrants exercisable for up to 10,766,538 shares of our common stock and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. As of September 30, 2008, Fidelity was our second largest stockholder, owning approximately 8% of our common stock. Because of their large holdings of our capital stock relative to other stockholders, each of these two stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. For example, we issued, and registered for resale, approximately 10.6 million shares of our common stock in connection with our recently completed acquisition of SNAPin. No prediction can be made as to the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

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

Our corporate headquarters and administrative, sales, marketing, research and development and support functions occupy approximately 201,000 square feet of space that we lease in Burlington, Massachusetts. We also lease additional properties in the United States and a number of foreign countries. The following table summarizes our significant properties as of September 30, 2008:

Location	Sq. Ft.	Lease Term	Primary Use
	(approx.)

Burlington, Massachusetts	201,000	June 2018	Corporate headquarters and administrative, sales, marketing, research and development and customer support functions.
Redwood City, California (1)	141,000	July 2012	Twenty-two percent of this facility is unoccupied, the remainder has been sublet to third party tenants.
Melbourne, Florida	130,000	Owned	Administrative, sales, marketing, customer support and order fulfillment functions.
Montreal, Quebec	74,000	December 2016	Sales, marketing, research and development, customer support and order fulfillment functions.
Sunnyvale, California	71,000	September 2013	Research and development, sales, marketing and customer support functions.
Mahwah, New Jersey	38,000	June 2010	Professional services and sales functions.
Menlo Park, California (1)	34,000	August 2009	This facility is unoccupied.
New York, New York (2)	34,000	February 2016	Subleased to third-party tenants.
Merelbeke, Belgium	25,000	March 2017	Administrative, sales, marketing, research and development and customer support functions.
Budapest, Hungary	21,000	December 2009	Research and development.
Aachen, Germany	20,000	March 2011	Research and development.

(1)	The leases for these properties were assumed as part of our acquisition in September 2005 of Nuance Communications, Inc, which we refer to as Former Nuance.

(2)	The lease for this property was assumed as part of our acquisition of SpeechWorks.

In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the United States and internationally. As of September 30, 2008, we were productively utilizing substantially all of the space in our facilities, except for space identified above as unoccupied, or that has been subleased to third parties.

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

In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased Former Nuance stock between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement called for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement was not expected to have any material impact upon the Company, as payments, if any, were expected to be made by insurance carriers, rather than by the Company. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and the plaintiffs in the coordinated proceeding. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007, the district court issued an order terminating the settlement agreement. The plaintiffs in the case have since filed amended master allegations and amended complaints and have moved for class certification, while the defendants have moved to dismiss the complaints and have filed oppositions to the motion for class certification. We intend to defend the litigation vigorously and believe we have meritorious defenses to the claims against Former Nuance.

We believe that the final outcome of the current litigation matter described above will not have a significant adverse effect on our financial position or results of operations. However, even if our defense is successful, the litigation could require significant management time and will be costly. Should we not prevail in this litigation matter, our operating results, financial position and cash flows could be adversely impacted.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “NUAN.” The following table sets forth, for our fiscal quarters indicated, the high and low sales prices of our common stock, in each case as reported on the NASDAQ Global Select Market.

	Low	High

Fiscal 2007:
First quarter	$7.64	$12.02
Second quarter	11.00	16.63
Third quarter	14.94	18.85
Fourth quarter	14.81	20.24
Fiscal 2008:
First quarter	$17.48	$22.56
Second quarter	12.45	18.80
Third quarter	15.25	21.47
Fourth quarter	12.04	17.98

Holders

As of October 31, 2008, there were 1,004 stockholders of record of our common stock.

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

On October 23, 2004, our Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in this Annual Report on Form 10-K to fiscal 2004 refer to the nine month period ended September 30, 2004. References to fiscal 2005, 2006, 2007 and 2008, refer to the twelve month periods ended September 30.

The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

					Nine Months
					Ended
	Fiscal Year Ended September 30,				September 30,
	2008	2007	2006	2005	2004
	(In millions, except per share data)

Operations:
Total revenue	$868.5	$602.0	$388.5	$232.4	$130.9
Gross margin	552.8	404.1	267.5	163.2	89.1
Income (loss) from operations	32.6	39.0	8.4	2.0	(8.0)
Provision for income taxes	14.6	22.5	15.1	6.8	1.3
Loss before cumulative effect of accounting change	(30.1)	(14.0)	(22.2)	(5.4)	(9.4)
Net loss	$(30.1)	$(14.0)	$(22.9)	$(5.4)	$(9.4)
Basic and Diluted Earnings Per Share Data:
Loss before cumulative effect of accounting change	$(0.14)	$(0.08)	$(0.13)	$(0.05)	$(0.09)
Net loss	$(0.14)	$(0.08)	$(0.14)	$(0.05)	$(0.09)
Weighted average common shares outstanding:
Basic and diluted	209.8	176.4	163.9	109.5	103.8
Financial Position:
Cash, cash equivalents and short and long-term marketable securities	$261.6	$187.0	$112.3	$95.8	$47.7
Total assets	2,846.2	2,172.8	1,235.1	757.2	392.7
Long-term debt, net of current portion	894.2	899.9	350.0	—	27.7
Total stockholders’ equity	1,424.9	878.3	576.6	514.7	301.7
Selected Data and Ratios:
Working capital	$133.5	$164.9	$51.3	$12.1	$27.9
Depreciation of property and equipment	16.4	12.1	8.4	5.0	2.9
Amortization of intangible assets	82.6	37.7	30.1	13.1	10.4
Gross margin percentage	63.7%	67.1%	68.8%	70.2%	68.1%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Nuance is a leading provider of speech, imaging and keypad solutions for businesses, organizations and consumers around the world. Our technologies, applications and services make the user experience more compelling by transforming the way people interact with information and how they create, share and use documents. Our solutions are used every day by millions of people and thousands of businesses for tasks and services such as requesting account information from a phone-based self-service solution, dictating records, searching the mobile web by voice, entering a destination into a navigation system, or working with PDF documents. Our solutions help make these interactions, tasks and experiences more productive, compelling and efficient.

We have four groups which address our core markets including: Enterprise (formerly referred to as Network), Mobile (formerly referred to as Embedded), Healthcare and Dictation, and Imaging.

We leverage our global professional services organization and our extensive network of partners to design and deploy innovative solutions for businesses and organizations around the globe. We market and distribute our products through a global network of resellers, including system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors, and also sell directly through a dedicated sales force and through our e-commerce website.

We have built a world-class portfolio of speech solutions both through internal development and acquisitions. We continue to pursue opportunities to broaden our speech solutions and expect to continue to make acquisitions of other companies, businesses and technologies to complement our internal investments. We have a team that focuses on evaluating market needs and potential acquisitions to fulfill them. In addition, we have a disciplined methodology for integrating acquired companies and businesses after the transaction is complete. Acquisitions completed or announced since fiscal 2006 include the following significant transactions:

•	On March 31, 2006, we acquired Dictaphone Corporation, a leading healthcare information technology company, to broaden our range of digital dictation, transcription, and report management system solutions.

•	On March 26, 2007, we acquired Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus Infosys India Private Limited, a leading provider of healthcare transcription services, to complement our Dictaphone iChart web-based transcription solutions and expand our ability to deliver web-based speech recognition solutions and provide scalable Internet delivery of automated transcription.

•	On April 24, 2007, we acquired BeVocal, Inc., a provider of hosted self-service customer case solutions to expand our product portfolio in the areas of mobile customer lifecycle management, mobile premium services and other mobile consumer products.

•	On August 24, 2007, we acquired Voice Signal Technologies, Inc., a global provider of speech technology for mobile devices to enhance our solutions and expertise addressing the accelerating demand for speech-enabled mobile devices and services that allow people to use spoken commands to simply and effectively navigate and retrieve information and to control and operate mobile phones.

•	On August 24, 2007, we acquired Tegic Communications, Inc., a wholly owned subsidiary of AOL LLC and a developer of embedded software for mobile devices. The Tegic acquisition expands our presence in the mobile device industry and accelerates the delivery of a new mobile user interface that combines voice, text and touch to improve the user experience for consumers and mobile professionals.

•	On September 28, 2007, we acquired Commissure Inc., a provider of speech-enabled radiology workflow optimization and data analysis solutions to enhance the capabilities of our Dictaphone Healthcare solutions for the medical imaging industry, extend our domain expertise in the radiology market.

•	On November 26, 2007, we acquired Viecore, Inc., a consulting and systems integration firm. The Viecore acquisition expands our professional services capabilities and complements our existing partnerships, allowing us to deliver end-to-end speech solutions and system integration for speech-enabled customer care in key vertical markets including financial services, telecommunications, healthcare, utilities and government.

•	On May 20, 2008, we acquired eScription, Inc., a provider of hosted or premises-based computer-aided medical transcription solutions. The eScription acquisition allows us to deliver scalable, highly productive medical transcription solutions, as well as accelerate future innovation to transform the way healthcare providers document patient care.

•	On September 26, 2008, we acquired Philips Speech Recognition Systems GMBH (PSRS), a business unit of Royal Philips Electronics and leader in speech recognition solutions, especially in the European healthcare market. This acquisition significantly enhances our ability to deliver innovative, speech-driven clinical documentation and communication solutions to healthcare organization throughout Europe.

•	On October 1, 2008, we acquired SNAPin Software, Inc., a provider of mobile device and server self-service technology. The SNAPin acquisition enhances our ability to deliver innovative, highly scalable mobile customer care solutions that improve the way mobile operators and enterprises interact with consumers in real-time on mobile devices.

These acquisitions have had a material impact on our results of operations. Our results of operations for fiscal 2008 included partial year results from our acquisitions of Vocada, Viecore, eScription and PSRS. Our results of operations for fiscal 2007 included the operations of Dictaphone for a full year and partial year results from our acquisitions of Focus, BeVocal, VoiceSignal, Tegic and Commissure. Our results of operations during fiscal 2006 included the operations of Dictaphone for six months.

Strategy

In fiscal 2009, we will continue to focus on growth by providing market-leading, value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. We will also continue to focus on expense discipline and acquisition synergies to improve gross margins and operating margins. We intend to pursue growth through the following key elements of our strategy:

•	Extend Technology Leadership. Our solutions are recognized as among the best in their respective categories. We intend to leverage our global research and development organization and broad portfolio of technologies, applications and intellectual property to foster technological innovation and maintain customer preference for our solutions. We also intend to invest in our engineering resources and seek new technological advancements that further expand the addressable markets for our solutions.

•	Broaden Expertise in Vertical Markets. Businesses are increasingly turning to Nuance for comprehensive solutions rather than for a single technology product. We intend to broaden our expertise and capabilities to deliver targeted solutions for a range of industries including mobile device manufacturers, healthcare, telecommunications, financial services and government administration. We also intend to expand our global sales and professional services capabilities to help our customers and partners design, integrate and deploy innovative solutions.

•	Increase Subscription and Transaction Based Recurring Revenue. We intend to increase our subscription and transaction based offerings in our core markets. The expansion of our subscription or transaction based solutions will enable us to deliver applications that our customers use on a repeat basis, and pay for on a per use basis, providing us with the opportunity to enjoy the benefits of recurring revenue streams.

•	Expand Global Presence. We intend to further expand our international resources to better serve our global customers and partners and to leverage opportunities in emerging markets such as China, India, Latin America and Asia. We continue to add regional executives and sales employees in different geographic regions to better address demand for speech based solutions and services.

•	Pursue Strategic Acquisitions. We have selectively pursued strategic acquisitions to expand our technology, solutions and resources to complement our organic growth. We have proven experience in integrating businesses and technologies and in delivering enhanced value to our customers, partners, employees and shareholders. We intend to continue to pursue acquisitions that enhance our solutions, serve specific vertical markets and strengthen our technology portfolio.

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the years ended September 30, 2008, 2007 and 2006.

	2008	2007	2006

Revenue:
Product and licensing	47.7%	51.8%	60.7%
Professional services, subscription and hosting	35.2	27.5	20.9
Maintenance and support	17.1	20.7	18.4

Total revenue	100.0	100.0	100.0

Costs and expenses:
Cost of product and licensing	5.3	7.2	7.7
Cost of professional services, subscription and hosting	24.6	19.0	16.2
Cost of maintenance and support	3.6	4.5	4.0
Cost of revenue from amortization of intangible assets	2.8	2.2	3.3

Gross margin	63.7	67.1	68.8

Research and development	13.3	13.3	15.3
Sales and marketing	26.6	30.7	33.1
General and administrative	12.2	12.5	14.2
Amortization of intangible assets	6.7	4.1	4.4
In-process research and development	0.3	—	—
Restructuring and other charges (credits), net	0.8	—	(0.3)

Total operating expenses	59.9	60.6	66.7

Income from operations	3.8	6.5	2.1
Other income (expense), net	(5.6)	(5.1)	(3.9)

Income (loss) before income taxes	(1.8)	1.4	(1.8)
Provision for income taxes	1.7	3.7	3.9

Loss before cumulative effect of accounting change	(3.5)	(2.3)	(5.7)
Cumulative effect of accounting change	—	—	0.2

Net loss	(3.5)%	(2.3)%	(5.9)%

Total Revenue

The following table shows total revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

United States	$669.3	$471.6	$288.3	41.9%	63.6%
International	199.2	130.4	100.2	52.8	30.1

Total revenue	$868.5	$602.0	$388.5	44.3%	55.0%

The following table presents revenue information for our core markets, in dollars and percentage change (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

Enterprise	$283.3	$193.0	$142.8	46.8%	35.2%
Mobile	155.5	53.8	36.6	189.0%	47.0%
Healthcare and Dictation	349.8	281.3	136.7	24.4%	105.8%
Imaging	79.9	73.9	72.4	8.1%	2.1%

Total Revenue	$868.5	$602.0	$388.5	44.3%	55.0%

Fiscal 2008 Compared to Fiscal 2007

The increase in total revenue in fiscal 2008 compared to fiscal 2007 was driven by a combination of organic growth and contributions from acquisitions. Enterprise revenue increased $90.3 million, including contributions from our acquisitions of BeVocal and Viecore; healthcare and dictation revenue increased $68.5 million, including contributions from our acquisitions of Focus, Commissure, Vocada and eScription; mobile revenue increased $101.7 million, including contributions from our acquisitions of VoiceSignal and Tegic, and imaging revenue increased $6.0 million.

Based on the location of the customers, the geographic split in fiscal 2008 was 77% of total revenue in the United States and 23% internationally compared to 78% of total revenue in the United States and 22% internationally in fiscal 2007. The slight decrease in proportion of revenue generated in the United States was primarily due to acquisitions that have a higher proportion of their revenue derived from customers outside of the United States.

Fiscal 2007 Compared to Fiscal 2006

The increase in total revenue in fiscal 2007 compared to fiscal 2006 was driven by a combination of organic growth and contributions from acquisitions. Enterprise revenue increased $50.2 million, including contributions from our acquisition of BeVocal; healthcare and dictation revenue increased $144.6 million, including contributions from our acquisitions of Dictaphone and Focus; mobile revenue increased $17.2 million, including contributions from our acquisitions of VoiceSignal and Tegic, and imaging revenue increased $1.5 million.

Based on the location of the customers, the geographic split in fiscal 2007 was 78% of total revenue in the United States and 22% internationally compared to 74% of total revenue in the United States and 26% internationally in fiscal 2006. The increase in proportion of revenue generated in the United States was primarily due to our acquisitions which have a higher proportion of their revenue derived from customers in the United States.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in absolute dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

Product and licensing revenue	$414.4	$311.8	$235.8	32.9%	32.2%

As a percentage of total revenue	47.7%	51.8%	60.7%

Fiscal 2008 Compared to Fiscal 2007

The increase in product and licensing revenue in fiscal 2008 compared to fiscal 2007 consisted of a $98.6 million increase in mobile revenue, including contributions from our acquisitions of VoiceSignal and Tegic, and a $5.6 million increase in imaging revenue. Healthcare and dictation revenue increased by $6.3M, including contributions from the acquisition of Commissure, and the release of Dragon NaturallySpeaking Version 10 in the fourth fiscal quarter of 2008, but somewhat offset by a decline in healthcare product revenue as customers migrate to our iChart hosted services solution. Enterprise revenue also saw a decline as customers migrate to our on-demand services solutions. As a percentage of total revenue, product and licensing revenue decreased 4.1 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services, subscription and hosting revenue relative to product and licensing revenue.

Fiscal 2007 Compared to Fiscal 2006

Product and licensing revenue in fiscal 2007 increased $76.0 million compared to fiscal 2006 due to our 2007 acquisitions and to organic revenue growth. Enterprise revenue increased $10.2 million; healthcare and dictation revenue increased $48.8 million, including contributions from our acquisition of Dictaphone; mobile revenue increased $16.0 million, including contributions from our acquisitions of Tegic and VoiceSignal, and imaging revenue increased $1.0 million. Due to a change in revenue mix, primarily relating to the accelerated growth of professional services, subscription and hosting revenue, product and licensing revenue decreased by 8.9 percentage points of total revenue compared to fiscal 2006.

Professional Services, Subscription and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for speech customers. Subscription and hosting revenue primarily relates to delivering hosted and transcription and dictation services over a specified term, as well as self-service, on-demand offerings to carriers and enterprises. The following table shows professional services, subscription and hosting revenue, in absolute dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

Professional services, subscription and hosting revenue	$305.5	$165.5	$81.3	84.6%	103.5%

As a percentage of total revenue	35.2%	27.5%	20.9%

Fiscal 2008 Compared to Fiscal 2007

The increase in professional services, subscription and hosting revenue in fiscal 2008 compared to fiscal 2007 consisted primarily of an $87.9 million increase in enterprise revenue including contributions from our acquisitions of BeVocal and Viecore and a $51.8 million increase in healthcare and dictation revenue including contributions from our acquisitions of Focus, Vocada and eScription, and to the growth of our iChart transcription solution. The growth in these organic and acquired revenue streams outpaced the relative growth of our other revenue types, resulting in a 7.7 percentage point increase in professional services, subscription and hosting revenue, as a percentage of total revenue.

Fiscal 2007 Compared to Fiscal 2006

Professional services, subscription and hosting revenue increased by $84.2 million in fiscal 2007 compared to fiscal 2006 due to revenue from our 2007 acquisitions as well as from our organic revenue growth. The growth is due primarily to $32.0 million in enterprise revenue driven by increased demand for our core enterprise consulting and transactional directory assistance services, and a 34% growth in our Dictaphone iChart solution. Additionally, our healthcare professional services, largely based on our acquisition of Dictaphone in March 2006, provided revenue growth of 45% in the second half of fiscal 2007 relative to the second half of fiscal 2006. As a percentage of total revenue, professional services, subscription and hosting revenue increased 6.6 percentage points due to accelerated organic and acquisition-related growth.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in absolute dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2007 vs	2007 vs
	2008	2007	2006	2006	2006

Maintenance and support revenue	$148.6	$124.6	$71.4	19.3%	74.5%

As a percentage of total revenue	17.1%	20.7%	18.4%

Fiscal 2008 Compared to Fiscal 2007

The increase in maintenance and support revenue in fiscal 2008 compared to fiscal 2007 consisted primarily of a $10.4 million increase from the expansion of the current installed base in our healthcare and dictation solutions, an additional $10.4 million increase associated with enterprise revenue driven by a combination of organic growth and growth from our acquisition of Viecore. Maintenance and support revenue related to mobile products also increased by $2.8 million as compared to fiscal 2007. As a percentage of total revenue, maintenance and support revenue decreased by 3.6 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services, subscription and hosting revenue relative to maintenance and support revenue.

Fiscal 2007 Compared to Fiscal 2006

The $53.2 million increase in maintenance and support revenue in fiscal 2007 compared to fiscal 2006 consisted primarily of an increase in organic revenue, as well as acquisition related maintenance and support revenue from our 2007 acquisitions which have a significant customer base of maintenance and support contracts. Enterprise revenue increased $8.0 million; healthcare and dictation revenue increased $45.3 million, including contributions from our acquisition of Dictaphone. As a percentage of total revenue, maintenance and support revenue grew 2.3 percentage points in fiscal 2007 due primarily due to our 2007 acquisitions.

COSTS AND EXPENSES

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in absolute dollars and as a percentage of product and licensing revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

Cost of product and licensing revenue	$45.7	$43.2	$29.7	5.8%	45.5%

As a percentage of product and licensing revenue	11.0%	13.8%	12.6%

Fiscal 2008 Compared to Fiscal 2007

Cost of product and licensing revenue was relatively constant in fiscal 2008 compared to fiscal 2007 as lower hardware and software costs related to our healthcare products were offset by increased royalty expense associated with our PDF product. Cost of product and licensing revenue decreased as a percentage of product revenue primarily due to increased product and licensing revenue related to recent acquisitions that do not carry significant product cost, and, to a lesser extent, to a change in the revenue mix towards products with higher margins.

Fiscal 2007 Compared to Fiscal 2006

Cost of product and licensing revenue increased $13.5 million for fiscal 2007 compared to fiscal 2006 due in large part to our 2007 acquisitions and increased royalties and fulfillment of certain productivity products. As a percentage of product revenue, costs increased due to the higher third-party hardware and royalties associated with products acquired through our 2007 acquisitions.

Cost of Professional Services, Subscription and Hosting Revenue

Cost of professional services, subscription and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead, as well as the hardware and communications fees that support our subscription and hosted solutions. The following table shows cost of revenue, in dollars and as a percentage of professional services, subscription and hosting revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

Cost of professional services, subscription and hosting revenue	$214.0	$114.2	$62.8	87.4%	81.8%

As a percentage of professional services, subscription and hosting revenue	70.0%	69.0%	77.2%

Fiscal 2008 Compared to Fiscal 2007

The increase in cost of professional services, subscription and hosting revenue in fiscal 2008 compared to fiscal 2007 is due to contributions from our acquisitions as well as organic growth of our core business. The cost of professional services, subscription and hosting revenue, increased modestly in fiscal 2008, as a percentage of the related revenue, as we increased spending to support our current and future growth, particularly in our hosted applications. These applications require infrastructure spending in advance of the revenue, and include solutions acquired in fiscal 2007 and 2008 such as BeVocal, Commissure, Vocada and eScription, and also include our iChart solution.

Fiscal 2007 Compared to Fiscal 2006

The increase in cost of professional services, subscription and hosting revenue in fiscal 2007 compared to fiscal 2006 is due to growth in our organic business and from our acquisitions. As a percentage of professional services, subscription and hosting revenue, the related costs decreased by 8.2 percentage points due primarily to our ability to increase the utilization of existing for our professional services resources, and from a change in relative mix towards incremental hosted revenue which provides a generally higher margin than do our professional services revenue.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

Cost of maintenance and support revenue	$31.5	$27.5	$15.6	14.5%	76.3%

As a percentage of maintenance and support revenue	21.2%	22.0%	21.9%

Fiscal 2008 Compared to Fiscal 2007

The increase in cost of maintenance and support revenue in fiscal 2008 compared to fiscal 2007 was attributable to both the growth in maintenance and support revenue from our acquisitions consummated in fiscal 2008 and 2007, and organic growth of our maintenance and support revenue. The cost of maintenance and support revenue as a percentage of the related revenue decreased by 0.8 percentage points.

Fiscal 2007 Compared to Fiscal 2006

The increase in cost of maintenance and support revenue in fiscal 2007 compared to fiscal 2006 was attributable to both the growth in maintenance and support revenue from our acquisitions consummated in fiscal 2007 and 2006, and to the growth in our organic maintenance and support revenue. The cost of maintenance and support revenue as a percentage of revenue stayed relatively flat at 22%, as maintenance and support revenue and associated costs grew approximately 76% from fiscal 2006.

Cost of Revenue from Amortization of Intangible Assets

Cost of revenue from amortization of intangible assets consists of the amortization of acquired patents and core and completed technology using the straight-line basis over their estimated useful lives. The cost of revenue from amortization of intangible assets also includes impairment charges when we determine that such charges are necessary. We evaluate these assets for impairment and for appropriateness of their remaining life on an ongoing basis. The following table shows cost of revenue from amortization of intangible assets, in dollars and as a percentage of total revenue (in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

Cost of revenue from amortization of intangible assets	$24.4	$13.1	$12.9	86.3%	1.6%

As a percentage of total revenue	2.8%	2.2%	3.3%

Fiscal 2008 Compared to Fiscal 2007

The increase in cost of revenue from amortization of intangible assets in fiscal 2008 compared to fiscal 2007 was primarily attributable to the amortization of intangible assets acquired in connection with our acquisitions closed in fiscal 2008 and 2007, as well as new technology licensed in fiscal 2008. The amortization expense in fiscal 2008 also included $2.7 million, which represents a portion of a settlement and license agreement that we entered into with a vendor in fiscal 2008.

Based on the amortizable intangible assets as of September 30, 2008, and assuming no impairment or reduction in expected lives, we expect cost of revenue from amortization of intangible assets for fiscal 2009 to be $26.3 million.

Fiscal 2007 Compared to Fiscal 2006

Cost of revenue from amortization of intangible assets increased $0.2 million in fiscal 2007 compared to fiscal 2006. The increase was primarily attributable to $3.1 million in amortization of intangible assets related to our 2007 acquisitions offset by a fiscal 2006 non-recurring charge of $2.6 million to write down technology licensed from a third party to its net realizable value. As a percentage of revenue, cost of revenue from amortization of intangible assets declined, largely because of a non-recurring charge in fiscal 2006, as well as the effect of amortization expense over a larger revenue base.

Research and Development Expense

Research and development expense primarily consists of salaries and benefits and overhead relating to our engineering staff. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

Research and development expense	$115.0	$80.0	$59.4	43.8%	34.7%

As a percentage of total revenue	13.2%	13.3%	15.3%

Fiscal 2008 Compared to Fiscal 2007

The increase in research and development expense in fiscal 2008 compared to fiscal 2007 primarily consisted of an increase of $21.7 million in compensation expense due to increased headcount associated with our fiscal 2008 acquisitions and a full year of operations for our 2007 acquisitions, and a $3.6 million increase in contract labor and professional services to support ongoing research and development projects. To date, we have not capitalized any internal development costs as the cost incurred after technological feasibility but before release of products has not been significant. $7.2 million of the increase is attributable to increased share-based payments, and the remaining increase is related to other expenses related to travel, infrastructure costs, including depreciation of incremental fixed assets.

Fiscal 2007 Compared to Fiscal 2006

Research and development expense increased $20.6 million in fiscal 2007 compared to fiscal 2006 due to an increase of $8.6 million in compensation expense due to increased headcount largely associated with our 2007 acquisitions, an additional $6.9 million for contract labor and professional services to support ongoing research and development projects and an additional $2.6 million of increased shared-based payment expense. The remaining increase relates to additional employee-related travel, entertainment and infrastructure expenses. While increasing in dollars, research and development expense decreased as a proportion of total revenue reflecting achievement of synergies following acquisitions and on-going efforts to increase productivity.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

Sales and marketing expense	$231.2	$184.9	$128.4	25.0%	44.0%

As a percentage of total revenue	26.6%	30.7%	33.1%

Fiscal 2008 Compared to Fiscal 2007

The increase in sales and marketing expenses in fiscal 2008 compared to fiscal 2007 was primarily due to $35.4 million increase in compensation and other variable costs, such as commissions and travel expenses related to increased headcount from our fiscal 2008 acquisitions and a full year of operations for our fiscal 2007 acquisitions, and a $4.5 million increase related to marketing programs and channel program expenses. Additionally, $4.1 million of the increase was related to increased share-based payments. Sales and marketing expense as a percentage of total revenue decreased by 4.1 percentage points, as a result of increased efficiency of our sales teams, cost efficiencies of our marketing expenditures and a reduction of the share-based compensation relative to the increase in revenue.

Fiscal 2007 Compared to Fiscal 2006

Sales and marketing expense increased $56.5 million in fiscal 2007 compared to fiscal 2006 due to an increase of $35.0 million in salaries and other variable costs, such as commissions and travel expenses relating to increased headcount from our 2007 acquisitions and to support the organic business, an increase of $13.0 million relating to share-based compensation, and an increase of $4.2 million relating to marketing programs and channel program expenses. The remaining increase in expenses relates to professional services, recruiting and other expenses associated with the support of the sales and marketing organization. While the expenses increased in absolute dollars, sales and marketing expenses decreased as a percentage of total revenue due to synergies achieved from acquisitions and increased productivity of sales organization.

General and Administrative Expense

General and administrative expense primarily consists of personnel costs, including overhead, for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

General and administrative expense	$105.9	$75.6	$55.3	40.1%	36.7%

As a percentage of total revenue	12.2%	12.6%	14.2%

Fiscal 2008 Compared to Fiscal 2007

The increase in general and administrative expense for fiscal 2008 compared to fiscal 2007 was primarily due to increased compensation of $16.0 million associated with our 2008 acquisitions. An additional $8.7 million increase in expenses related to temporary employees and professional services in order to support the incremental requirements that exist due to our growth from acquisitions, and $4.7 million of the increase was related to increased share-based payments.

Fiscal 2007 Compared to Fiscal 2006

General and administrative expense increased $20.3 million in fiscal 2007 compared to fiscal 2006 due to increased compensation associated with our 2007 acquisitions, an increase of $8.4 million relating to share-based compensation, and a $4.0 million increase in expenses relating to temporary employees and professional services to support our growing organization. While the expense increased in absolute dollars, general and administrative expense as a percentage of revenue decreased as we achieved higher sales volumes while improving control of our cost structure.

Amortization of Intangible Assets

Amortization of intangible assets into operating expense includes amortization of acquired customer and contractual relationships, non-competition agreements and acquired trade names and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which their economic benefits are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The amortization of intangible assets also includes impairment charges when we determine that such charges are necessary. We evaluate these assets for impairment and for appropriateness of their remaining life on an ongoing basis. The following table shows amortization of intangible assets, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

Amortization of intangible assets	$58.2	$24.6	$17.2	136.6%	43.0%

As a percentage of total revenue	6.7%	4.1%	4.4%

Fiscal 2008 Compared to Fiscal 2007

The increase in amortization of intangible assets in fiscal 2008 compared to fiscal 2007 was primarily attributable to the amortization of identifiable intangible assets acquired in connection with our acquisitions closed in fiscal 2008 and 2007. Also included in the amortization expense in fiscal 2008 is $3.6 million relating to impairment charges recorded from our review of our ability to realize future cash flows relating to certain of the intangible assets; we did not record any impairment charges in fiscal 2007.

Based on the amortizable intangible assets as of September 30, 2008, and assuming no impairment or reduction in expected lives, we expect amortization of intangible assets for fiscal 2009 to be $73.0 million.

Fiscal 2007 Compared to Fiscal 2006

Amortization of intangible assets increased $7.4 million in fiscal 2007 compared to fiscal 2006. The increase was primarily attributable to $10.6 million in amortization of intangible assets related to our 2007 and 2006 acquisitions.

In-Process Research and Development

In fiscal 2008, we recorded in-process research and development of $2.6 million in connection with our acquisition of PSRS. We did not have any in-process research and development charges for any other acquisitions completed in fiscal 2008, 2007 or 2006. The value assigned to in-process research and development was determined using an income approach by estimating the costs to develop the acquired technologies into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. The rates utilized to discount the net cash flows to their present value were based on a number of factors, including our estimated costs of capital. Due to the nature of the forecasts and the risks associated with the projected growth and profitability of these projects, discount rates of 25% to 35% were considered appropriate. We anticipate costs to complete the development of these projects will be approximately $4.4 million, and will be completed between April 2009 and December 2009.

Restructuring and Other Charges (Credits), Net

In fiscal 2008, we recorded restructuring and other charges of $7.2 million, of which $7.0 million was recorded to new restructuring activities in fiscal 2008, and $0.2 million relates to pre-existing facilities that are included in accrued business combination costs which are discussed in Note 13 in the accompanying notes to our consolidated financial statements. With respect to the $7.0 million of fiscal 2008 restructuring activities, $4.2 million related to the elimination of approximately 155 personnel across multiple functions, $1.4 million related to a non-recurring, adverse ruling arising from a vendor’s claims of underpayment of historical royalties for technology discontinued in 2005 and $1.4 million related to the consolidation or elimination of excess facilities.

During the second quarter of fiscal 2006, we recorded a $1.3 million reduction to existing restructuring reserves as a result of the execution of a favorable sublease agreement relating to one of the facilities included in our 2005 restructuring plan. The amount was partially offset by other net adjustments of $0.1 million associated with prior years’ restructuring programs.

The following table sets forth the activity relating to the restructuring accruals in fiscal 2008, 2007 and 2006 (in millions):

	Personnel	Facilities
	Related	Costs	Other	Total

Balance at September 30, 2005	$1.8	$4.0	$—	$5.8
Restructuring and other charges (credits), net	—	(1.2)	—	(1.2)
Cash payments	(1.4)	(2.3)	—	(3.7)

Balance at September 30, 2006	0.4	0.5	—	0.9
Restructuring and other charges (credits), net	(0.1)	—	—	(0.1)
Cash payments	—	(0.5)	—	(0.5)

Balance at September 30, 2007	0.3	—	—	0.3
Restructuring and other charges (credits), net	4.2	1.4	1.4	7.0
Cash payments	(4.2)	(0.6)	—	(4.8)

Balance at September 30, 2008	$0.3	$0.8	$1.4	$2.5

Other Income (Expense), Net

The following table shows other income (expense), net in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

Interest income	$8.0	$6.0	$3.3	33.3%	81.8%
Interest expense	(55.2)	(36.5)	(17.6)	51.2	107.4
Other income (expense), net	(1.0)	—	(1.1)	—	(100.0)

Total other income (expense), net	$(48.2)	$(30.5)	$(15.4)

As a percentage of total revenue	(5.6)%	(5.1)%	(4.0)%

Fiscal 2008 Compared to Fiscal 2007

The increase in interest income in fiscal 2008 compared to fiscal 2007 was primarily due to higher cash balances, partially offset by lower interest rates during fiscal 2008 compared to fiscal 2007. The increase in interest expense was mainly due to the increase in our term loan borrowings and the $250.0 million convertible debentures that we issued in August 2007. Included in interest expense was $5.2 million in fiscal 2008 and $4.2 million in fiscal 2007 of non-cash interest expense mainly related to imputed interest in association with certain lease obligations included in our accrued business combination costs and accrued restructuring charges, the amortization of debt issuance costs and unamortized discount associated with our debt. Other income (expense), net principally consisted of foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries who have transactions denominated in currencies other than their functional currencies, as well as the remeasurement of certain of our intercompany balances.

Fiscal 2007 Compared to Fiscal 2006

Interest income increased $2.7 million in fiscal 2007 compared to fiscal 2006 primarily due to higher cash and investment balances during fiscal 2007 as well as higher interest rates. Interest expense increased $18.9 million during fiscal 2007 compared to fiscal 2006 primarily due to (i) interest related to the credit facility we entered into on March 31, 2006 having been outstanding for a full 12 months; (ii) the April 2007 and August 2007 amendments to that facility that added $90.0 million and $225.0 million of debt, respectively; and (iii) the $250.0 million convertible debentures that we issued in August 2007. Additionally, we recorded $4.6 million of non-cash interest expense mainly related to imputed interest in association with certain lease obligations included in our accrued business combination costs and accrued restructuring charges, the amortization of debt issuance costs associated with the credit facility we entered into on March 31, 2006 as well as to the accretion of the interest related to the note payable from our Phonetic acquisition in February 2005. Other income (expense) principally consisted of foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries who have transactions denominated in currencies other than their functional currencies, as well as the remeasurement of certain of our intercompany balances.

Provision for Income Taxes

The following table shows the provision for income taxes, in dollars and the effective income tax rate (in thousands, except percentages):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2008 vs	2007 vs
	2008	2007	2006	2007	2006

Income tax provision	$14.6	$22.5	$15.1	(35.1)%	49.0%

Effective income tax rate	(93.8)%	265.1%	(214.2)%

Fiscal 2008 Compared to Fiscal 2007 and Fiscal 2006

The variance from the federal statutory rate in all periods was due primarily to the increase in our valuation allowance with respect to certain deferred tax assets. During fiscal 2008, the increase in the valuation allowance was largely offset by a fourth quarter benefit of the enactment of a Massachusetts state tax law. The change in law effects certain deferred tax liabilities associated with intangible assets and results in these liabilities being taxed at a lower effective tax rate. As a result, a tax benefit in the amount of $20.4 million was recorded. This benefit includes an $8.0 million tax benefit related to the eScription acquisition which is currently treated as a stock purchase. We can elect, if we pay approximately $21.5 million in additional purchase price, to treat this acquisition as an asset purchase. In the event we elect to treat this as an asset purchase, we will be required to reverse the $8.0 million benefit as a tax provision during the quarter in which the asset election is made. The election is required to be made no later than February 15, 2009.

In addition to the above effect of the state tax law, it is anticipated that regulations will be issued which will impact our ability to use certain state net operating losses. Because the regulations have not been issued, we are unable to calculate the effect of these regulations. The regulations are expected to be issued during the first calendar quarter of 2009. The tax provision expense to be recorded by us when regulations are issued could be up to approximately $2.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $261.5 million as of September 30, 2008, an increase of $77.2 million compared to $184.3 million as of September 30, 2007. As of September 30, 2008, total retained deficit was $235.1 million. We do not expect our retained deficit to impact our future ability to operate the business given our current cash position and strong cash flow generation. Our increase in cash and cash equivalents reflected $196.2 million provided by operating activities, partially offset by the net impact of cash provided by financing activities and cash used in investing activities.

Cash provided by operating activities

Cash provided by operating activities for fiscal 2008 was $196.2 million, an increase of $89.8 million, or 84%, from $106.4 million provided by operating activities in fiscal 2007. The increase was primarily composed of additional cash generated from changes in working capital accounts. As compared to last year, we generated an additional $76.3 million from accounts receivable, $3.6 million from inventory, prepaid and other assets and $9.3 million from deferred revenue. These increases from working capital accounts were partially offset by an incremental usage of $46.2 million for accounts payable and accrued expenses. In addition to the increase from the working capital accounts, cash provided by operating activities also improved by $46.7 million due to additional cash generated from our net loss after adding back non-cash items such as depreciation and amortization and share-based payments, partially offset by a $13.6 million difference in our deferred tax position.

Cash provided by operating activities for fiscal 2007 was $106.4 million, an increase of $44.4 million, or 72%, from $62.0 million provided by operating activities in fiscal 2006. The increase was composed of changes relating to the net loss after adding back non-cash items such as depreciation and amortization and share-based compensation. In fiscal 2007 this amount was $105.1 million compared to $54.9 million in fiscal 2006, an increase of $50.2 million, or 91%. The change in working capital accounts contributed $1.3 million in fiscal 2007 as compared to $7.1 million in fiscal 2008, a net decrease of $5.8 million in fiscal 2008 from fiscal 2007.

Cash used in investing activities

Cash used in investing activities for fiscal 2008 was $446.1 million, a decrease of $131.6 million, or 23%, as compared to net cash used in investing activities of $577.7 million for fiscal 2007. The decrease in cash used in investing activities was primarily attributable to cash paid relating to our acquisitions, with cash payments of $564.3 million in fiscal 2007, as compared to $392.5 million in fiscal 2008. This was partially offset by an incremental $29.0 million that we paid for third party licenses and patent defense costs in fiscal 2008 as compared to fiscal 2007.

Cash used in investing activities for fiscal 2007 was $577.7 million, an increase of $207.5 million, or 56% compared to $370.2 million for fiscal 2006. The increase in cash used in investing activities was primarily driven by a $171.5 million increase in cash paid for acquisitions in fiscal 2007 compared to fiscal 2006. Our purchases of property and equipment and fees paid to defend our intellectual property each increased in fiscal 2007 relative to fiscal 2006, collectively using $20.2 million in fiscal 2007 compared to $12.6 million in fiscal 2006, using an additional $7.5 million in cash. In fiscal 2007 we generated $28.6 million less cash from maturities of marketable securities and removal of encumbrances against certain restricted cash balances, as we generated $6.7 million and $35.3 million during fiscal 2007 and 2006, respectively. The decrease in cash provided from marketable securities and restricted cash was the result of most of our investments and restricted cash having been converted to cash and cash equivalents during fiscal 2006.

Cash provided by financing activities

Cash provided by financing activities for fiscal 2008 was $327.1 million, as compared to net cash provided by financing activities of $541.5 million for fiscal 2007, a decrease of $214.4 million, or 40%. The majority of the cash provided by financing activities in fiscal 2008 was composed of $330.6 million in net proceeds from equity issuances, and in fiscal 2007 was $551.4 million from borrowings relating to our Expanded 2006 Credit Facility and 2.75% Convertible Senior Debentures. The net decrease between the fiscal 2008 equity issuances and the fiscal 2007 debt issuances is $220.8 million. We received $28.4 million in fiscal 2007 from our employees’ exercise of certain share-based awards, compared to $11.1 million in fiscal 2008. In fiscal 2007 we paid $18.7 million relating to a deferred acquisition payment for an acquisition consummated in fiscal 2005, we did not have any deferred payments of this nature in fiscal 2008.

Cash provided by financing activities for fiscal 2007 was $541.5 million, an increase of $192.8 million, or 55% compared to $348.7 million in fiscal 2006. The increase in cash provided by financing activities is primarily related to $205.4 million of incremental net borrowings from our Expanded 2006 Credit Facility and 2.75% Convertible Senior Debentures. This increase in cash generated was partially offset by $4.5 million additional payments of notes and payables and capital leases, $4.2 million in additional deferred acquisition payments, $3.2 million for repurchase of shares originally issued to the former shareholders of Mobile Voice Control, Inc., incremental $1.1 million purchases of additional treasury stock and $2.3 million less cash generated for proceeds from issuance of common stock under employee share-based compensation plans.

Credit Facilities and Debt

2.75% Convertible Senior Debentures

On August 13, 2007, Nuance issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. (the “Initial Purchasers”). Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2007 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. As of September 30, 2008 and 2007, the ending unamortized discount was $6.3 million and $7.4 million, respectively, and the ending unamortized deferred debt issuance costs were $0.8 million and $1.1 million, respectively. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the principal of $250 million, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2008, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Expanded 2006 Credit Facility

We have entered into a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Expanded 2006 Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of September 30, 2008, $657.0 million remained outstanding under the term loans and there were $16.6 million of letters of credit issued under the revolving credit line. There were no other outstanding borrowings under the revolving credit line as of September 30, 2008. On October 8, 2008, we drew $55.0 million against our revolving credit line.

The Expanded 2006 Credit Facility contains covenants, including, among other things, covenants that restrict the ability of us and our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2008, we were in compliance with the covenants under the Expanded 2006 Credit Facility.

Borrowings under the Expanded 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Expanded 2006 Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on our leverage ratio. The applicable margin for revolving loan borrowings, under the Expanded 2006 Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon our leverage ratio. As of September 30, 2008, our applicable margin for term loan was 1.25% for base rate borrowings and 2.25% for LIBOR-based borrowings. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2008, the commitment fee rate was 0.5% and the effective interest rate was 4.72%.

We capitalized debt issuance costs related to the Expanded 2006 Credit Facility and are amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of September 30, 2008 and 2007, the ending unamortized deferred financing fees were $10.0 million and $12.3 million, respectively and are included in other assets in our accompanying balance sheet.

The Expanded 2006 Credit Facility is subject to repayment in four equal quarterly installments of 1% per annum ($6.7 million per year, not including interest, which is also payable quarterly), and an annual excess cash flow sweep, as defined in the Expanded 2006 Credit Facility, which is payable beginning in the first quarter of each fiscal year, beginning in fiscal 2008, based on the excess cash flow generated in the previous fiscal year. No payment under the excess cash flow sweep provision was due in the first quarter of either fiscal 2008 or fiscal 2009 as there was no excess cash flow generated in either of the respective prior fiscal years. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (in millions):

Year Ending September 30,	Amount

2009	$6.7
2010	6.7
2011	6.7
2012	6.7
2013	630.2

Total	$657.0

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

The following table outlines our contractual payment obligations as of September 30, 2008 (in millions):

	Payments Due by Fiscal Year Ended September 30,
			2010	2012
Contractual Obligations	Total	2009	and 2011	and 2013	Thereafter

Expanded 2006 Credit Facility(2)	$657.0	$6.7	$13.4	$636.9	$—
2.75% Convertible Senior Debentures(1)	250.0	—	—	—	250.0
Interest payable under Expanded 2006 Credit Facility(2)	136.5	30.9	60.8	44.8	—
Interest payable under 2.75% Convertible Senior Debentures(3)	41.4	6.9	13.8	13.8	6.9
Lease obligations and other liabilities:
Capital leases and other liabilities	0.3	0.2	0.1	—	—
Operating leases	98.5	15.6	27.9	24.2	30.8
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions(4)	6.7	3.1	2.6	1.0	—
Pension, minimum funding requirement(5)	4.7	1.6	3.1	—	—
Purchase commitments(6)	3.0	3.0	—	—	—
Other long-term liabilities assumed(7)	66.8	13.7	28.9	16.3	7.9

Total contractual cash obligations	$1,264.9	$81.7	$150.6	$737.0	$295.6

(1)	Holders of the 2.75% Senior Convertible Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly under the credit facility, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate as of September 30, 2008 related to the Expanded 2006 Credit Facility excluding the effect of our interest rate swaps.

(3)	Interest is due and payable semi-annually under the 2.75% convertible senior debentures.

(4)	Obligations include contractual lease commitments related to two facilities that were part of restructuring plans entered into in fiscal 2005 and 2008. As of September 30, 2008, total gross lease obligations are $3.0 million and are included in the contractual obligations herein. The remaining $3.7 million in obligations represent contractual lease commitments associated with the implemented plans to eliminate duplicate facilities in conjunction with our acquisitions. As of September 30, 2008, we have subleased certain of the facilities to unrelated third parties with total sublease income of $3.4 million through fiscal 2013.

(5)	Our U.K. pension plan has a minimum funding requirement of £859,900 ($1.6 million based on the exchange rate at September 30, 2008) for each of the next 3 years, through fiscal 2011.

(6)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(7)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessor companies prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs related to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $66.8 million. As of September 30, 2008, we have sub-leased certain of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $21.1 million, which ranges from $1.7 million to $4.0 million on an annualized basis through 2016.

On October 1, 2008, we completed our acquisition of SNAPin Software, Inc. The SNAPin acquisition will further enable our capabilities to deliver innovative, highly scalable mobile customer care solutions that transform the way mobile operators and enterprises interact with consumers in real-time on mobile devices. The announced estimated aggregate consideration for this acquisition is approximately 10.6 million shares of our common stock including 1.1 million shares of our common stock to be placed in escrow for 12 months to satisfy any claims we may have. The aggregate consideration will additionally include our assumption of all of SNAPin’s outstanding employee stock options and restricted stock awards.

As a result of our adoption of FIN 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007 our gross liability for unrecognized tax benefits was approximately $2.5 million. The gross liability as of September 30, 2008 was $2.7 million. We estimate that approximately $1.6 million of this amount may be paid within the next two years and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

Contingent Liabilities and Commitments

In connection with certain of our acquisitions, we have agreed to make contingent cash payments to the former shareholders of certain of the acquired companies. The following represents the contingent cash payments that we may be required to make.

In connection with our acquisition of Phonetic Systems Ltd. (“Phonetic”), we agreed to make contingent earnout payments of up to $35.0 million upon the achievement of certain established financial and performance targets through December 31, 2007, in accordance with the merger agreement. We have notified the former shareholders of Phonetic that the financial and performance targets for the scheduled payments for all periods through December 31, 2007 were not achieved. Accordingly, we have not recorded any obligations relative to these measures as of September 30, 2008. The former shareholders of Phonetic have objected to this determination and have filed for arbitration.

In connection with our acquisition of BeVocal, we agreed to make contingent earnout payments of up to $65.1 million upon the achievement of certain financial targets through December 31, 2007. A portion of the total amount of the earnout payments is further conditioned on continued employment provisions. Subsequent to September 30, 2008, based on the final measurement of the financial targets, and on the currently measurable forfeiture provisions relating to continued employment requirements, we agreed with the BeVocal shareholder representative on total earnout payments of $49.1 million. The majority of these payments are due upon the final measurement of the financial targets. We have included this amount in current liabilities as of September 30, 2008; a preliminary estimate of the amount, $44.2 million, was included in long-term liabilities as of September 30, 2007. Of this total amount, $46.1 million is payable in cash and $3.0 million is payable in either shares of stock or as a cash payment, at our option.

In connection with our acquisition of Commissure, we agreed to make contingent earnout payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years ended September 30, 2008, 2009 and 2010, in accordance with the merger agreement. $2.0 million of this earnout relates to performance measures for fiscal 2008, we are currently evaluating the calculations for these fiscal 2008 targets, and have not recorded any earnout obligation as of September 30, 2008. Payments, if any, may be made in the form of cash or shares of our common stock, at our sole discretion.

In connection with our acquisition of Vocada, we agreed to make contingent earnout payments of up to an additional $21.0 million upon the achievement of certain performance targets through 2010 measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have not recorded any obligation relative to these measures as of September 30, 2008. Payments, if any, will be made in the form of cash or shares of our common stock, at our sole discretion.

In connection with our acquisition of Viecore, we guaranteed a minimum market value of $20.43 per share when the escrow shares are released. If the market value is less than $20.43 per share on the date of release, the Company is required to pay the difference, if any, and limited to $1.8 million, in cash. Based on the closing market value per share of $12.19 on September 30, 2008, we would be required to pay to the former shareholders of Viecore $1.8 million, which would be recorded as a reduction of additional paid in capital.

In connection with the escrow relating to the eScription acquisition, we have guaranteed a minimum market value of $17.7954 per share when the escrow shares are released. If the market value is less than $17.7954 per share on the date of release, we are required to pay the difference, if any and limited to $5.0 million, in cash. Based on the closing market value per share of $12.19 on September 30, 2008, we would be required to pay to the former shareholders of eScription $5.0 million, which would be recorded as a reduction of additional paid in capital.

In connection with our acquisition of Multi-Vision, we agreed to make contingent earnout payments of up to $15.0 million upon the achievement of certain financial targets for the period from August 1, 2008 to July 31, 2009, in accordance with the merger agreement. In addition to the performance targets, two-thirds of the earnout is further conditioned on continued employment; accordingly, up to $10.0 million of any earnout payments that become payable will be recorded to compensation expense, and up to $5.0 million will be recorded as additional purchase price and allocated to goodwill. We have not recorded any obligation relative to these measures as of September 30, 2008. Payments, if any, will be made in the form of cash or shares of our common stock, at our sole discretion.

In connection with our acquisition of PSRS in September 2008, a deferred cash payment of €44.3 million ($64.0 million based on the exchange rate as of September 30, 2008) is to be paid in cash on September 21, 2009. Subsequent to September 30, 2008, we entered into a cash flow hedge with respect to the €44.3 million payment. The September 2009 payment is subject to acceleration under certain conditions including change in control of Nuance (as defined), or the acceleration of our payment obligations under our March 2006 credit agreement, as amended. Additionally, the purchase price is subject to adjustment (increase or decrease), based on the working capital provision as defined in the share purchase agreement the measurement is expected to be completed in the first quarter of fiscal 2009.

In connection with our acquisition of SNAPin, on October 1, 2008, we agreed to make contingent earnout payments of up to $45.0 million in cash, and an additional $2.5 million in cash or stock, at our sole discretion, upon the achievement of certain financial targets for the period from October 1, 2008 to December 31, 2009, in accordance with the merger agreement.

Pension and Post-Retirement Benefit Plans

We assumed defined benefit pension plans as part of the acquisition of Dictaphone Corporation on March 31, 2006, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. These plans require periodic cash contributions. The Canadian plan is fully funded and expected to remain fully funded during fiscal 2009, without additional funding by us. In fiscal 2008, total cash funding for the UK pension plan was $1.7 million. For the UK pension plan, we have a minimum funding requirement of £859,900 (approximately $1.6 million based on the exchange rate at September 30, 2008) for each of the next three years, through fiscal 2011.

We have also assumed a post-retirement health care and life insurance benefit plan in connection with the acquisition of Dictaphone. The plan, which is closed to new participants, provides certain post-retirement health care and life insurance benefits and consists of a fixed subsidy for qualifying employees in the United States and Canada. The plan is non-funded and cash contributions are made each year to cover claim costs incurred in that year. Total cash paid during fiscal 2008 for the post-retirement health care and life insurance benefit plan was not material.

Off-Balance Sheet Arrangements

Through September 30, 2008, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts and returns; accounting for patent legal defense costs; the costs to complete the development of custom software applications; the valuation of goodwill, intangible assets and tangible long-lived assets; accounting for business combinations; share-based payments; interest rate swaps which are characterized as derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. Our management bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

We believe the following critical accounting policies most significantly affect the portrayal of its financial condition and results of operations and require its most difficult and subjective judgments.

Revenue Recognition.  We recognize product and licensing revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” and SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, with Respect to Certain Transactions,” and related authoritative literature. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence, or VSOE, of fair value exists for those elements. Our software arrangements generally include software and post contract support which includes telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, typically for one to three years. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. In accordance with SOP 97-2, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable.

Non-software revenue is recognized in accordance with, the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition in Financial Statements.” Under SAB 104, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable and (iv) collectibility is reasonably assured.

Revenue from products offered on a subscription and/or hosting basis is recognized in the period the services are provided, based on a fixed minimum fee and/or variable fees based on the volume of activity. We recognize variable subscription and hosting revenue when we are notified by the customer or through management reports that such revenue is due, provided that all other revenue recognition criteria are met.

Set-up fees from arrangements containing hosting services, as well as the associated direct and incremental costs, are deferred and recognized ratably over the longer of the contractual lives, or the expected lives of the customer relationships.

Professional services revenue is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts,” on the percentage-of-completion method. We generally determine the percentage-of-completion by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. We consider labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

We make estimates of sales returns based on historical experience. In accordance with Statement of Financial Accounting Standards, or SFAS 48, “Revenue Recognition When Right of Return Exists,” the provision for these estimated returns is recorded as a reduction of revenue and accounts receivable at the time that the related revenue is recorded. We also make estimates and reduce revenue recognized for price protection and rebates, and certain marketing allowances at the time the related revenue is recorded. If actual results differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual results become known.

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

Business Combinations.  In accordance with SFAS 141, “Business Combinations,” we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents;

•	expected costs to develop in-process research and development projects into commercially viable products and the estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

In connection with the purchase price allocations for our acquisitions, we estimate the fair market value of legal performance commitments to customers, which are classified as deferred revenue. The estimated fair market value of these obligations is determined and classified in accordance with the provisions of EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of Acquiree.”

Other significant estimates associated with the accounting for business combinations include restructuring costs. Restructuring costs are typically comprised of severance costs, costs of consolidating duplicate facilities and contract termination costs. Restructuring expenses are based upon plans that have been committed to by management, but are generally subject to refinement during the purchase price allocation period (generally within one year of the acquisition date). To estimate restructuring expenses, management utilizes assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring expenses may change as management executes the approved plan.

For a given acquisition, we may identify certain pre-acquisition contingencies. If, during the purchase price allocation period, we are able to determine the fair value of a pre-acquisition contingency, we will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, we are unable to determine the fair value of a pre-acquisition contingency, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. With the exception of unresolved income tax matters, after the end of the purchase price allocation period, any adjustment to amounts recorded for a pre-acquisition contingency will be included in our operating results in the period in which the adjustment is determined.

In fiscal 2010, we will adopt SFAS 141 (revised 2007), Business Combinations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.

Goodwill, Intangible Assets and Impairment Assessments.  We have significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, licensed technology, patents and core technology, completed technology, customer relationships and trademarks. All finite-lived intangible assets are amortized based upon patterns in which the economic benefits are expected to be utilized. The values of intangible assets determined in connection with a business combination, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

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

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist. The impairment test for goodwill and intangible assets with indefinite lives compares the fair value of the reporting unit to its carrying amount to assess whether impairment is present. We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review, we have determined that we operate in one reporting unit. Intangible assets with indefinite lives are not amortized, but are required to be evaluated periodically to ensure that their current fair value exceeds the stated book value. Based on our assessments, we have not had any impairment charges during its history as a result of our impairment evaluation of goodwill and other indefinite-lived intangible assets under SFAS 142.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. In fiscal 2008, based on its review of the carrying amount of each asset to the future undiscounted cash flows, we recorded impairment charges of $3.9 million, of which $0.3 million was included in cost of revenue from amortization of intangible assets, and $3.6 million was included in amortization of intangible assets. There were no charges recorded in fiscal 2007 or 2006 relating to assessment of historic carrying amount of intangible assets. Additionally, during fiscal 2008, 2007 and 2006, we recorded charges of $2.7 million, $0 and $2.6 million, respectively, relating to the historic portion of settlement and license agreements that we entered into with vendors licensing technology to us.

Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on our consolidated financial statements through accelerated amortization and/or impairment charges.

Capitalized Patent Defense Costs.  We monitor the anticipated outcome of legal actions, and if we determine that the success of the defense of a patent is probable, and so long as we believe that the future economic benefit of the patent will be increased, we then capitalize external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, we write off any capitalized costs in the period the change is determined. As of September 30, 2008 and 2007, capitalized patent defense costs recorded in other assets totaled $6.7 million and $6.4 million, respectively.

Research and Development Costs.  We account for the internal costs relating to research and development activities in accordance with SFAS 2, “Accounting for Research and Development Costs,” and SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility is reached shortly before the general release of our software products. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed the internal costs relating to research and development when incurred.

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

Income Taxes.  Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, which we consider to be indefinitely reinvested outside of the U.S. in accordance with Accounting Principles Board (APB) Opinion No. 23, “Accounting for Income Taxes — Special Areas.”

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

Valuation allowances have been established for U.S. deferred tax assets, which we believe do not meet the “more likely than not” criteria established by SFAS 109. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination or created as a result of share-based payments. The recognition of the portion of the valuation allowance which relates to net deferred tax assets resulting from share-based payments will be recorded as additional paid-in-capital. The recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination will reduce goodwill, intangible assets, and to the extent remaining, the provision for income taxes.

Loss Contingencies.  We are subject to legal proceedings, lawsuits and other claims relating to labor, service and other matters arising in the ordinary course of business, as discussed in Note 18 of Notes to our Consolidated Financial Statements. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, or FSP 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.” FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for instruments commonly referred to as Instruments B and C in EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” which is nullified by FSP 14-1, and any other convertible debt instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, such as those sometimes referred to as “Instrument X.” FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is required to adopt the pronouncement in its first quarter of fiscal 2010. FSP 14-1 is required to be applied retrospectively to all periods presented. We are evaluating the impact that FSP 14-1 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3 “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, and other U.S. generally accepted accounting principles (GAAP). FSP142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may not be adopted early. We are required to adopt the pronouncement in its first quarter of fiscal 2010. We are evaluating the impact, if any, that FSP 142-3 may have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS 141 (revised), “Business Combinations” (“SFAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are required to adopt SFAS 141R for any business combinations entered into beginning in fiscal 2010. We are evaluating the impact, if any, that SFAS 141R may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 has as its objective to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption permitted provided that the entity makes that choice in the first 120 days of that fiscal year. We did not elect to early adoption and are required to adopt SFAS 159 in the first quarter of fiscal 2009. We do not believe that the adoption of SFAS 159 will have any material impact to our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. We are required to adopt SFAS 157 in the first quarter of fiscal 2009 for financial assets and liabilities and the first quarter of fiscal 2010 for all other assets and liabilities. We do not believe that our adoption of SFAS 157 will have any material impact to our consolidated financial statements.

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

Exchange Rate Sensitivity

We are exposed to changes in foreign currency exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resulting accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the Euro, British Pound, Canadian Dollar, Japanese Yen, Israeli New Shekel, Indian Rupee and Hungarian Forint.

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2008 would not have a material impact on our revenue, operating results or cash flows.

Occasionally, we have entered into forward exchange contracts to hedge against foreign currency fluctuations. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. The notional contract amount of these outstanding foreign currency exchange contracts was not material at September 30, 2008 and a hypothetical change of 10% in exchange rates would not have a material impact on our financial results. During the fiscal year 2008 and 2007, we recorded foreign exchange losses of $0.3 million and gains of $0.8 million, respectively.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Expanded 2006 Credit Facility.

At September 30, 2008, we held approximately $261.5 million of cash and cash equivalents primarily consisting of cash and money-market funds and $0.1 million of short-term marketable securities. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio or results of operations.

At September 30, 2008, our total outstanding debt balance exposed to variable interest rates was $657.0 million. To partially offset this variable interest rate exposure, we entered into a three-year interest rate swap with a notional value of $100 million in March 2006. The interest rate swap is structured to offset period changes in the variable interest rate without changing the characteristics of the underlying debt instrument. A hypothetical change in market rates would have a significant impact on the interest expense and amounts payable relating to the $557.0 million of debt that is not offset by the interest rate swap; assuming a one percentage point change in interest rates, the interest expense would increase $5.6 million per annum. Subsequent to September 30, 2008, we entered into two additional two-year interest rate swaps with a total notional value of $200 million.

Item 8.	Financial Statements and Supplementary Data

Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. at September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

As described in note 19 of the Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective September 30, 2007. Also, as described in note 20 of the Notes to Consolidated Financial Statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” effective October 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria), and our report dated December 1, 2008 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Boston, Massachusetts
December 1, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited Nuance Communication Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nuance Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vocada, Inc., which the Company acquired on November 2, 2007, Viecore, Inc., which the Company acquired on November 26, 2007, eScription, Inc., which the Company acquired on May 20, 2008, Multi-Vision Communications Inc., which the Company acquired on July 3l, 2008 and Philips Speech Recognition Systems GMBH, a business unit of Royal Philips Electronics, which the Company acquired on September 26, 2008 (collectively the “2008 Acquisitions”), all of which are included in the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the 2008 Acquisitions because of the timing of the acquisitions which were completed during the year ended September 30, 2008. The internal control over financial reporting excluded from management’s assessment for the 2008 Acquisitions constituted 1.6% of total assets as of September 30, 2008, and 8.1% of total revenues for the year then ended. Our audit of internal control over financial reporting of Nuance Communications, Inc. also did not include an evaluation of the internal control over financial reporting of the 2008 Acquisitions.

In our opinion, Nuance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated December 1, 2008 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Boston, Massachusetts
December 1, 2008

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2008	2007
	(In thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$261,540	$184,335
Marketable securities	56	2,628
Accounts receivable, less allowances of $20,638 and $22,074, respectively	203,542	174,646
Acquired unbilled accounts receivable	14,457	35,061
Inventories, net	7,152	8,013
Prepaid expenses and other current assets	26,833	16,489
Deferred tax assets	1,703	444

Total current assets	515,283	421,616
Land, building and equipment, net	46,485	37,618
Goodwill	1,655,773	1,249,642
Intangible assets, net	585,023	391,190
Other assets	43,635	72,721

Total assets	$2,846,199	$2,172,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$7,006	$7,430
Contingent and deferred acquisition payments	113,074	—
Accounts payable	31,517	55,659
Accrued expenses	102,099	83,245
Current portion of accrued business combination costs	9,166	14,547
Deferred maintenance revenue	80,521	68,075
Unearned revenue and customer deposits	38,381	27,787

Total current liabilities	381,764	256,743
Long-term debt and obligations under capital leases, net of current portion	894,184	899,921
Accrued business combination costs, net of current portion	32,012	35,472
Deferred revenue, net of current portion	18,134	13,185
Deferred tax liability	46,745	26,038
Other liabilities	48,452	63,161

Total liabilities	1,421,291	1,294,520

Commitments and contingencies (Notes 3, 6, and 18)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000,000 shares authorized; 3,562,238 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000,000 shares authorized; 232,592,372 and 196,368,445 shares issued and 229,370,053 and 193,178,708 shares outstanding, respectively	232	196
Additional paid-in capital	1,658,512	1,078,020
Treasury stock, at cost (3,222,319 and 3,189,737 shares, respectively)	(16,070)	(15,418)
Accumulated other comprehensive income	12,739	14,979
Accumulated deficit	(235,136)	(204,141)

Total stockholders’ equity	1,424,908	878,267

Total liabilities and stockholders’ equity	$2,846,199	$2,172,787

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenue:
Product and licensing	$414,360	$311,847	$235,825
Professional services, subscription and hosting	305,540	165,520	81,320
Maintenance and support	148,562	124,629	71,365

Total revenue	868,462	601,996	388,510

Costs and Expenses:
Cost of revenue:
Cost of product and licensing	45,746	43,162	29,733
Cost of professional services, subscription and hosting	214,031	114,228	62,752
Cost of maintenance and support	31,477	27,461	15,647
Cost of revenue from amortization of intangible assets	24,389	13,090	12,911

Total cost of revenue	315,643	197,941	121,043

Gross margin	552,819	404,055	267,467

Operating expenses:
Research and development	114,986	80,024	59,403
Sales and marketing	231,244	184,948	128,412
General and administrative	105,910	75,564	55,343
Amortization of intangible assets	58,245	24,596	17,172
In-process research and development	2,601	—	—
Restructuring and other charges (credits), net	7,219	(54)	(1,233)

Total operating expenses	520,205	365,078	259,097

Income from operations	32,614	38,977	8,370
Other income (expense):
Interest income	8,032	5,991	3,305
Interest expense	(55,196)	(36,501)	(17,614)
Other (expense) income, net	(964)	20	(1,132)

Income (loss) before income taxes	(15,514)	8,487	(7,071)
Provision for income taxes	14,554	22,502	15,144

Loss before cumulative effect of accounting change	(30,068)	(14,015)	(22,215)
Cumulative effect of accounting change	—	—	672

Net loss	$(30,068)	$(14,015)	$(22,887)

Basic and diluted earnings per share:
Loss before cumulative effect of accounting change	$(0.14)	$(0.08)	$(0.13)
Cumulative effect of accounting change	—	—	(0.01)

Net loss per share	$(0.14)	$(0.08)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	209,801	176,424	163,873

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

									Accumulated
					Additional				Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Compensation	Income (loss)	Deficit	Equity	Loss
	(In thousands, except share amounts)

Balance at September 30, 2005	3,562,238	$4,631	159,431,907	$160	$699,427	2,846,861	$(11,432)	$(8,782)	$(2,100)	$(167,239)	$514,665
Issuance of common stock under employee stock-based compensation plans			8,002,211	8	31,163						31,171
Issuance of restricted stock			1,194,958	1							1
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(43,680)		(392)	183,322	(1,427)				(1,819)
Issuance of common stock to non-employee for service			9,700	—	59						59
Issuance of common stock upon conversion of convertible debenture			4,587,334	5	27,519						27,524
Share-based payments, including cumulative effect of accounting change					13,757			8,782			22,539
Excess tax benefit from share-based payment plans					1,726						1,726
Additional offering costs related to 2005 issuance of stock and warrants in private placements					(139)						(139)
Comprehensive loss:
Net loss										(22,887)	(22,887)	$(22,887)
Unrealized gain on marketable securities									42		42	42
Unrealized losses on cash flow hedge derivatives									(570)		(570)	(570)
Foreign currency translation adjustment									4,284		4,284	4,284

Comprehensive loss												$(19,131)

Balance at September 30, 2006	3,562,238	4,631	173,182,430	174	773,120	3,030,183	(12,859)	—	1,656	(190,126)	576,596
Issuance of common stock under employee stock-based compensation plans			6,383,051	6	30,654						30,660
Issuance of restricted stock			958,124	1	—						1
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(164,300)	(1)	(2,219)	159,554	(2,559)				(4,779)
Share-based payments					48,135						48,135
Excess tax benefit from share-based payment plans					4,172						4,172
Issuance of common stock in connection with acquisitions			14,794,848	15	227,337						227,352
Issuance of common stock to escrow agent in connection with acquisitions			1,400,091	1	(1)						—
Repurchase of shares			(261,422)	—	(3,178)						(3,178)
Issuance of common stock in connection with exercise of warrants			75,623	—	—						—
Comprehensive loss:
Net loss										(14,015)	(14,015)	$(14,015)
Unrealized losses on cash flow hedge derivatives									(355)		(355)	(355)
Foreign currency translation adjustment									9,628		9,628	9,628
Adjustment to initially apply SFAS 158, net of tax									4,050		4,050	—

Comprehensive loss												$(4,742)

Balance at September 30, 2007	3,562,238	4,631	196,368,445	196	1,078,020	3,189,737	(15,418)	—	14,979	(204,141)	878,267
Issuance of common stock under employee stock-based compensation plans			6,513,027	7	28,424						28,431
Issuance of restricted stock			3,315,736	3	(3)						—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(911,031)	(1)	(17,007)	32,582	(652)				(17,660)
Share-based payments					68,631						68,631
Excess tax benefit from share-based payment plans					5,200						5,200
Issuance of common stock in connection with equity offerings, net of expenses			19,158,369	19	330,398						330,417
Issuance of common stock in connection with acquisitions			6,382,809	6	132,245						132,251
Issuance of common stock to escrow agent in connection with acquisitions			1,765,017	2	(2)						—
Vested options for the purchase of common stock, assumed in connection with acquisitions					32,606						32,606
Cumulative effect of adoption of FIN 48										(927)	(927)
Comprehensive loss:
Net loss										(30,068)	(30,068)	$(30,068)
Unrealized gains on cash flow hedge derivatives									50		50	50
Foreign currency translation adjustment									3,291		3,291	3,291
Unrealized losses on pensions and other post-retirement benefits									(5,581)		(5,581)	(5,581)

Comprehensive loss												$(32,308)

Balance at September 30, 2008	3,562,238	$4,631	232,592,372	$232	$1,658,512	3,222,319	$(16,070)	$—	$12,739	$(235,136)	$1,424,908

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net loss	$(30,068)	$(14,015)	$(22,887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	16,366	12,148	8,366
Amortization of intangible assets	82,634	37,685	30,083
In-process research and development	2,601	—	—
Accounts receivable allowances	4,173	2,449	1,407
Non-cash portion of restructuring charges	—	—	1,233
Share-based payments, including cumulative effect of accounting change	68,631	48,135	22,539
Non-cash interest expense	5,208	4,169	3,862
Deferred tax provision	491	14,068	8,811
Other	1,799	465	1,485
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	62,034	(14,217)	16,599
Inventories	1,125	(624)	(1,781)
Prepaid expenses and other assets	(2,546)	(4,413)	(1,019)
Accounts payable	(11,946)	10,736	7,534
Accrued expenses and other liabilities	(14,251)	9,233	(3,063)
Deferred maintenance revenue, unearned revenue and customer deposits	9,948	603	(11,186)

Net cash provided by operating activities	196,199	106,422	61,983

Cash flows from investing activities
Capital expenditures for property and equipment	(17,716)	(12,656)	(8,447)
Payments for acquisitions, net of cash acquired	(392,527)	(528,495)	(392,826)
Payments for escrow on acquisitions	—	(35,800)	—
Payment for minority investment	(2,172)	—	—
Payments for capitalized patent defense costs and licensing agreements	(36,479)	(7,501)	(4,189)
Proceeds from maturities of marketable securities	2,577	5,714	24,159
Change in restricted cash balances	238	1,023	11,131

Net cash used in investing activities	(446,079)	(577,715)	(370,172)

Cash flows from financing activities
Payments of note payable and capital leases	(7,771)	(6,768)	(2,234)
Deferred acquisition payments	—	(18,650)	(14,433)
Proceeds from credit facility and convertible debentures, net of discount and issuance costs	—	551,447	346,032
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	330,603	—	(139)
Purchase of treasury stock	(652)	(2,559)	(1,427)
Repurchase of shares	—	(3,178)	—
Payments on other long-term liabilities	(11,379)	(11,419)	(11,573)
Excess tax benefits from share-based payments	5,200	4,172	1,726
Net proceeds from issuance of common stock under employee share-based payment plans	11,138	28,441	30,780

Net cash provided by financing activities	327,139	541,486	348,732

Effects of exchange rate changes on cash and cash equivalents	(54)	1,808	104

Net increase in cash and cash equivalents	77,205	72,001	40,647
Cash and cash equivalents at beginning of year	184,335	112,334	71,687

Cash and cash equivalents at end of year	$261,540	$184,335	$112,334

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

Nuance Communications, Inc. (the “Company” or “Nuance”) is a leading provider of speech-based solutions for businesses and consumers worldwide. The Company’s speech solutions are designed to transform the way people interact with information systems, mobile devices and services. Nuance leverages its global professional services organization and its extensive network of partners to design and deploy innovative speech and imaging solutions for businesses and organizations around the globe. The Company markets and distributes its products indirectly through a global network of resellers, including system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors, and directly through its dedicated sales force and through its e-commerce website.

The Company was incorporated in 1992 as Visioneer, Inc. In 1999, the Company changed its name to ScanSoft, Inc., and changed its ticker symbol to SSFT. In October 2005, the Company changed its name to Nuance Communications, Inc. and changed its ticker symbol to NUAN in November 2005.

The Company has built a portfolio of speech solutions through both internal development and acquisitions, and expects to continue to pursue opportunities to broaden its solutions and customer base through acquisitions. During fiscal 2008, 2007 and 2006, the Company acquired the following businesses:

•	September 26, 2008 — Philips Speech Recognition Systems GMBH, a business unit of Royal Philips Electronics (“PSRS”);

•	July 31, 2008 — Multi-Vision Communications Inc. (“Multi-Vision”);

•	May 20, 2008 — eScription, Inc. (“eScription”);

•	November 26, 2007 — Viecore, Inc. (“Viecore”);

•	November 2, 2007 — Vocada, Inc. (“Vocada”);

•	September 28, 2007 — Commissure Inc. (“Commissure”);

•	August 24, 2007 — Voice Signal Technologies, Inc. (“VoiceSignal”);

•	August 24, 2007 — Tegic Communications, Inc. (“Tegic”);

•	April 24, 2007 — BeVocal, Inc. (“BeVocal”);

•	March 26, 2007 — Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus India Private Limited (collectively “Focus”);

•	December 29, 2006 — Mobile Voice Control, Inc. (“MVC”); and

•	March 31, 2006 — Dictaphone Corporation (“Dictaphone”).

The results of operations from the acquired businesses have been included in the Company’s consolidated financial statements since the acquisition dates. See Note 3 for additional disclosure related to each of these acquisitions.

On October 1, 2008 the Company also completed its acquisition of SNAPin Software, Inc. (“SNAPin”).

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts and returns; accounting for patent legal defense costs; the costs to complete the development of custom software applications; the valuation of goodwill, intangible assets and tangible long-lived assets; accounting for business combinations; share-based payments; accounting for long-term facility obligations; interest rate swaps which are characterized as derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. The Company bases its estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. Intercompany transactions and balances have been eliminated.

Revenue Recognition

The Company derives revenue from the following sources: (1) software license agreements, including royalty- based arrangements, (2) post-contract customer support, (3) fixed and variable fee hosting arrangements and (4) professional services. Our revenue recognition policies for these revenue streams are discussed below.

The Company recognizes revenue from the sale of software products and licensing of technology in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition’, with Respect to Certain Transactions,” and related authoritative literature. In select situations, the Company sells or licenses intellectual property in conjunction with, or in place of, embedding its intellectual property in software. In accordance with SOP 97-2, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable. The Company in general has established vendor-specific objective evidence (“VSOE”) of fair value of post-contract customer support (“PCS”), professional services, and training based on the prices charged by the Company when the same elements are sold separately.

Revenue from royalties on sales of the Company’s software products by original equipment manufacturers (“OEMs”), where no services are included, is recognized in the quarter earned so long as the Company has been notified by the OEM that such royalties are due, and provided that all other revenue recognition criteria are met.

Software arrangements generally include PCS which includes telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, typically for one to three years. When VSOE exists, revenue from PCS is recognized ratably on a straight-line basis over the term that the maintenance service is provided.

Non-software revenue, such as arrangements containing hosting services, is recognized in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” Under SAB 104, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable and (iv) collectibility is reasonably assured.

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

Revenue from products offered on a subscription and/or hosting basis is recognized in the period the services are provided, based on a fixed minimum fee and/or variable fees based on the volume of activity. Variable

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subscription and hosting revenue is recognized as the Company is notified by the customer or through management reports that such revenue is due, provided that all other revenue recognition criteria are met.

Set-up fees from arrangements containing hosting services, as well as the associated direct and incremental costs, are deferred and recognized ratably over the longer of the contractual lives, or the expected lives of the customer relationships.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company follows the guidance of EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” and records shipping and handling costs billed to customers as revenue with offsetting costs recorded as cost of revenue.

Business Combinations

The Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development as of the business combination date in accordance with SFAS 141, “Business Combinations.” The purchase price allocation process requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of intangible assets;

•	expected costs to complete any in-process research and development projects;

•	estimated fair market values of legal performance commitments to customers, assumed from the acquiree under existing contractual obligations (classified as deferred revenue) at the date of acquisition;

•	estimated fair market values of stock awards assumed from the acquiree that are included in the purchase price;

•	estimated value of restructuring liabilities to reorganize the acquiree’s pre-acquisition operations;

•	estimated income tax assets and liabilities assumed from the acquiree; and

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Generally, with the exception of unresolved income tax matters, subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. For changes in the valuation of intangible assets between preliminary and final purchase price allocation, the related amortization is adjusted on a prospective basis.

In fiscal 2010, the Company will adopt SFAS 141R, “Business Combinations.” Refer to Recently Issued Accounting Standards (below) for additional information.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets with indefinite lives are not amortized but are required to be evaluated periodically to ensure that their current fair value exceeds the carrying value. Intangible assets with finite lives are amortized over their estimated useful lives.

Each period the Company evaluates the estimated remaining useful life of acquired intangible assets and licensed intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.

The carrying amounts of these assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill and indefinite lived intangibles are evaluated under the provisions of SFAS 142 “Goodwill and Other Intangible Assets,” which compares the fair value of the assets to their net book

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value, and amortizable intangible assets are evaluated under the provisions of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” under which their recoverability is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If an intangible asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No impairments of goodwill or indefinite lived intangibles have been recorded in fiscal 2008, 2007 or 2006. In fiscal 2008, based on its impairment analysis of amortizable intangible assets, the Company recorded impairment charges of $3.9 million, of which $0.3 million was included in cost of revenue from amortization of intangible assets, and $3.6 million was included in amortization of intangible assets within operating expenses. There were no impairment charges for amortizable intangible assets recorded in fiscal 2007 or 2006.

The Company also includes in its amortizable intangible assets, certain technology that is licensed from third parties. As of September 30, 2008 and 2007, intangible assets included $33.5 million and $2.4 million of licensed technology, respectively. In fiscal 2008, 2007 and 2006, the Company has included $2.7 million, $0 and $2.6 million in cost of revenue from amortization of intangible assets, relating to the historic portion of settlement and license agreements from third parties.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on hand, including money market funds and commercial paper with original maturities of 90 days or less.

Marketable Securities and Minority Investment

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

Minority Investment:  In fiscal 2008, the Company invested $2.2 million in a privately-held company that offers advertiser-supported free directory assistance services. The Company does not have a controlling interest or significant influence in the equity investment, which is recorded at cost and included in other assets in the accompanying consolidated balance sheet as of September 30, 2008.

Allowances against Accounts Receivable

Allowance for Doubtful Accounts:  The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable. The allowance is based upon the credit worthiness of its customers, its historical experience, the age of the receivable and current market and economic conditions. Receivables are written off against these allowances in the period they are determined to be uncollectible.

Allowance for Distribution and Resellers:  For sell-through arrangements with certain distributors or resellers for whom the Company does not have sufficient history to estimate returns, the Company maintains an allowance against accounts receivable for all product subject to return at the sales price. The allowance is recorded as a reduction in revenue based upon the ending product balance held by these distributors or resellers at the end of each reporting period. Receivables are written off against these allowances in the period the product is returned. When the products are sold through to retailers and end-users, the Company reverses the allowance to revenue.

Allowance for Sales Returns:  The Company maintains an allowance for sales returns from customers for which it has the ability to estimate returns based on historical experience. The returns allowance is recorded as a reduction in revenue and accounts receivable at the time the related revenue is recorded. Receivables are written off against the allowance in the period the return is received.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended September 30, 2008, 2007 and 2006, the allowances against accounts receivables were as follows (in thousands):

		Allowance for
	Allowance for	Distribution and	Allowance for
	Doubtful Accounts	Resellers	Sales Returns

Balance at September 30, 2005	$2,995	$5,798	$4,325
Bad debt expenses	1,407	—	—
Write-offs, net of recoveries	(296)	—	—
Reductions (additions) made to revenue, net	—	3,999	1,979

Balance at September 30, 2006	4,106	9,797	6,304
Bad debt expenses	2,449	—	—
Write-offs, net of recoveries	(400)	—	—
Reductions (additions) made to revenue, net	—	(1,201)	1,019

Balance at September 30, 2007	6,155	8,596	7,323
Bad debt expenses	4,173	—	—
Write-offs, net of recoveries	(3,403)	—	—
Reductions (additions) made to revenue, net	—	(1,246)	(960)

Balance at September 30, 2008	$6,925	$7,350	$6,363

The decrease in the Allowance for Distribution and Resellers as of September 30, 2008 compared to September 30, 2007 was primarily due to higher inventory volumes with certain resellers and distributors at September 30, 2007. This is a result of the timing of shipments and the related sell-through of the Company’s products by its distributors. The decrease in Allowance for Sales Returns as of September 30, 2008 compared to September 30, 2007 was due to lower volumes of mail-in rebates and other incentives, primarily related to the Company’s Dragon NaturallySpeaking product line.

Inventories

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

Land, Building and Equipment

Land, building and equipment are stated at cost. Building and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Computer software developed or obtained for internal use is accounted for under SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and is depreciated over the estimated useful life of the software. Depreciation is computed using the straight-line method. Significant improvements are capitalized and repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of sold or retired assets are removed from the accounts and any gain or loss is included in operations.

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred. Software development costs incurred subsequent to the establishment of technological

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. The Company has determined that technological feasibility is reached shortly before the general release of its software products. Costs incurred after technological feasibility is established have not been material, and accordingly, the Company has expensed the internal costs relating to research and development when incurred.

Capitalized Patent Defense Costs

The Company monitors the anticipated outcome of legal actions, and if it determines that the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. Upon successful defense of the patent, the amounts previously capitalized are amortized over the remaining life of the patent. As of September 30, 2008 and 2007, capitalized patent defense costs recorded in other assets totaled $6.7 million and $6.4 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are classified as sales and marketing expenses. Cooperative advertising programs reimburse customers for marketing activities for certain of the Company’s products, subject to defined criteria. Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. The Company incurred advertising costs of $20.9 million, $19.2 million and $16.4 million for fiscal 2008, 2007 and 2006, respectively.

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

Valuation allowances have been established for U.S. deferred tax assets, which the Company believes do not meet the “more likely than not” criteria established by SFAS 109. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination or created as a result of share-based payments. The recognition of the portion of the valuation allowance which relates to net deferred tax assets resulting from share-based payments will be recorded as additional paid-in-capital; the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination will reduce goodwill, intangible assets, and to the extent remaining, the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision for income taxes, until the Company adopts SFAS 141R in its fiscal year 2010; after which time the reductions in the allowance, if any, will be recorded as a benefit in the statement of operations.

On October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.” In accordance with FIN 48 the Company established reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions.

Comprehensive Loss

Total comprehensive loss, net of taxes, was approximately $32.3 million, $4.7 million and $19.1 million for fiscal 2008, 2007, and 2006, respectively. Comprehensive loss consists of net loss, current period foreign currency translation adjustments, unrealized gains (losses) on cash flow hedge derivatives, and unrealized gains (losses) on pensions. For the purposes of comprehensive loss disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to reinvest undistributed earnings in its foreign subsidiaries permanently.

The components of accumulated other comprehensive loss, reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, consisted of the following (in thousands):

	2008	2007	2006

Foreign currency translation adjustment	$15,145	$11,854	$2,226
Net unrealized gains (losses) on cash flow hedge derivatives	(875)	(925)	(570)
Net unrealized gains (losses) on pensions and other post-retirement benefits	(1,531)	4,050	—

	$12,739	$14,979	$1,656

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk principally consist of cash, cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. As part of its cash and investment management processes, the Company performs periodic evaluations of the credit standing of the financial institutions, and has not sustained any credit losses. For trade accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition and limit the amount of credit extended when deemed appropriate but does not require collateral. At September 30, 2008 and 2007, no customer accounted for greater than 10% of the Company’s net accounts receivable balance. No customer composed more than 10% of revenue for fiscal 2008, 2007 and 2006.

Fair Value of Financial Instruments

Financial instruments include cash equivalents, marketable securities, accounts receivable, long-term debt and cash flow hedge derivative instruments and are carried in the financial statements at amounts that approximate their fair value.

Foreign Currency Translation

The Company has foreign operations and transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Non-functional currency monetary balances are remeasured into the functional currency of the subsidiary with any related gain or loss recorded in other income (expense), net, in the accompanying consolidated statements of operations. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into United States dollars using period-end exchange rates. Revenue and expenses are translated at the average

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

Financial Instruments and Hedging Activities

The Company follows the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. To achieve hedge accounting, the criteria specified in SFAS 133 must be met, including (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized in other expense, net of tax, in the statement of operations. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the statement of operations, in the related revenue or expense caption, as appropriate. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings.

Accounting for Share-Based Payments

Effective October 1, 2005, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), under which it accounts for share-based payments to employees and directors, including grants of employee stock options, purchases under employee stock purchase plans, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”). The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.” SFAS 123R requires the recognition of the fair value of share-based payments as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period. The cumulative effect of the change in accounting principle that was recorded at the adoption date was $0.7 million, which is included in the accompanying statement of operations for fiscal 2006.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share” and EITF 03-06, “Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share’.” EITF 03-06 provides guidance on the meaning of “participating security” for purposes of computing earnings per share including when using the two-class method for computing basic earnings per share. The Company has determined that its outstanding Series B convertible preferred stock represents a participating security and as such they are excluded from basic earnings per share.

Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Net losses are not allocated to preferred stockholders.

Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and restricted stock, shares held in escrow, contingently issuable shares under earnout agreements once earned, warrants, and potential issuance of stock upon conversion of convertible debentures. On August 13, 2007, the Company issued $250.0 million of 2.75% convertible debentures which are considered Instrument C securities as defined by EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Therefore, only the shares of common stock potentially issuable with respect to the excess of the conversion value

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over its principal amount, if any, is considered as dilutive potential common shares for purposes of calculating diluted net income per share. The conversion value for the convertible debentures was less than the principal amount since its issuance date and no shares were assumed to be issued for purposes of computing the diluted net loss per share.

Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 23.5 million shares, 23.0 million shares and 19.3 million shares for the years ended September 30, 2008, 2007 and 2006, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

Recently Issued Accounting Standards

In May 2008, the FASB issued Staff Position (“FSP”) No. APB 14-1, or FSP 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.” FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for instruments commonly referred to as Instruments B and C in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” which is nullified by FSP 14-1, and any other convertible debt instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, such as those sometimes referred to as “Instrument X.” FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. with early adoption prohibited. The Company is required to adopt the pronouncement in its first quarter of fiscal 2010. FSP 14-1 is required to be applied retrospectively to all periods presented. The Company is evaluating the impact that FSP 14-1 will have on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3 “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, and other U.S. generally accepted accounting principles (GAAP). FSP142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may not be adopted early. The Company is required to adopt the pronouncement in its first quarter of fiscal 2010. The Company is evaluating the impact, if any, that FSP 142-3 may have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS 141 (revised), “Business Combinations” (“SFAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS 141R for any business combinations entered into beginning in fiscal 2010. The Company is evaluating the impact, if any, that SFAS 141R may have on its consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 has as its objective to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity makes that choice in the first 120 days of that fiscal year. The Company did not elect early adoption and is required to adopt SFAS 159 in its first quarter of fiscal 2009. The Company does not believe the adoption of SFAS 159 will have any material impact to its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. The Company is required to adopt SFAS 157 in its first quarter of fiscal 2009 for financial assets and liabilities and the first quarter of fiscal 2010 for all other assets and liabilities. The Company does not believe the adoption of SFAS 157 will have any material impact to its consolidated financial statements.

3.	Business Acquisitions

Acquisition of PSRS

On September 26, 2008, the Company acquired PSRS, a business unit of Royal Philips Electronics, a provider of speech recognition solutions, primarily in the European healthcare market, for total consideration of $102.5 million, consisting of: cash consideration of €66.0 million, which equates to $96.6 million based on the exchange rate as of the acquisition date, and transaction costs of $5.9 million. $31.6 million was paid at the acquisition date and the remaining deferred acquisition payment of €44.3 million ($64.0 million based on the exchange rate as of September 30, 2008) is due on September 21, 2009. The deferred acquisition payment is payable in cash and is subject to acceleration under certain conditions including change in control of the Company (as defined), or the acceleration of the Company’s payment obligations under its March 2006 credit agreement, as amended. The Company has also agreed to reserve approximately 4.5 million shares of its common stock as security against the deferred acquisition payment. The purchase price is subject to adjustment (increase or decrease), based on the working capital provision as defined in the share purchase agreement, the measurement is expected to be completed in the first quarter of fiscal 2009. The acquisition was a taxable event.

The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information is obtained. A summary of the preliminary purchase price allocation for the acquisition of PSRS is as follows (in thousands):

Total purchase consideration:
Cash	$96,606
Transaction costs	5,850

Total purchase consideration	$102,456

Allocation of the purchase consideration:
Accounts receivable	$8,273
Other assets	3,571
Identifiable intangible assets	54,098
In-process research and development	2,601
Goodwill	56,362

Total assets acquired	124,905

Accounts payable and accrued expenses	(6,052)
Other liabilities	(16,397)

Total liabilities assumed	(22,449)

Net assets acquired	$102,456

Other assets include accounts receivable, refundable research and development credits, refundable value added tax payments, prepaid expenses and inventory. Other liabilities assumed primarily relate to deferred tax liabilities, statutory benefits due to PSRS employees and deferred revenue.

The value assigned to in-process research and development was determined using an income approach by estimating the costs to develop the acquired technologies into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Due to the nature of the forecasts and the risks associated with the projected growth and profitability of these projects, discount rates of 25% to 35% were used to discount the net cash flows to their present value. The Company anticipates costs to complete the development of these projects will be approximately $4.4 million, and will be completed between April 2009 and December 2009. Risks related to the completion of technology under development include the inherent difficulties and uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks to the impact of potential changes in future target markets.

Customer relationships are amortized based upon patterns in which their economic benefits are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$45,196	9.0
Core and completed technology	7,924	6.7
Tradename	978	9.0

Total	$54,098

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Multi-Vision

On July 31, 2008, the Company acquired all of the outstanding capital stock of Multi-Vision, a provider of technology for proactive notification which can be implemented as a hosted application or on a customer’s premises, for total purchase consideration of approximately $9.9 million including 0.5 million shares of the Company’s common stock valued at $15.59 per share, transaction costs of $1.2 million and assumed debt of $0.3 million. In addition, $1.0 million was retained by the Company as holdback to satisfy any claims the Company may have. The holdback is payable in stock, or cash, solely at the Company’s discretion and is due 15 months from the date of acquisition. The Company cannot make a determination, beyond a reasonable doubt, that the holdback will become payable to the former shareholders of Multi-Vision, and accordingly has not included the holdback as a component of the purchase price. At such time, if any, that the holdback is paid, the amount will be recorded as additional purchase price and allocated to goodwill.

The Company may also be required to issue up to an additional $15.0 million, payable in stock, or cash, solely at the Company’s discretion, relating to earnout provisions as described in the share purchase agreement. Two-thirds of the earnout is conditioned on both performance targets, as well as continued employment; accordingly, up to $10.0 million of any earnout payments that become payable will be recorded to compensation expense, and up to $5.0 million will be recorded as additional purchase price and allocated to goodwill. The Company cannot make a determination, beyond a reasonable doubt, that the earnout will become payable to the former shareholders of Multi-Vision, and accordingly has not included the earnout as a component of the purchase price, nor has it recorded compensation expense. The acquisition was a taxable event.

The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional information is obtained. A summary of the preliminary purchase price allocation for the acquisition of Multi-Vision is as follows (in thousands):

Total purchase consideration:
Common stock issued	$8,348
Debt assumed	331
Transaction costs	1,189

Total purchase consideration	$9,868

Allocation of the purchase consideration:
Accounts receivable and acquired unbilled accounts receivable	$2,330
Other assets	671
Identifiable intangible assets	9,630
Goodwill	2,492

Total assets acquired	15,123

Accounts payable and accrued expenses	(1,886)
Other liabilities	(3,369)

Total liabilities assumed	(5,255)

Net assets acquired	$9,868

Other liabilities include deferred tax liabilities and deferred revenue.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer relationships are amortized based upon patterns in which their economic benefits are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$7,200	8.9
Core and completed technology	2,400	6.5
Non-compete	30	4.0

Total	$9,630

Acquisition of eScription

On May 20, 2008, the Company acquired all of the outstanding capital stock of eScription, a provider of hosted and premises-based computer-aided medical transcription solutions, for total consideration of $380.6 million, consisting of $335.2 million in cash to shareholders, 0.2 million shares of the Company’s common stock valued at $17.98 per share, the issuance of the Company’s stock options and restricted stock that replaced all of eScription’s vested outstanding employee stock options and restricted stock, with a fair value of $32.6 million, and transaction costs of $9.7 million. In connection with the Company’s acquisition of eScription, the merger agreement required 1.1 million shares of the Company’ common stock, valued at $20.2 million as of the date of acquisition, to be placed into escrow for 12 months from the date of acquisition, to satisfy any claims the Company may have. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of eScription, and accordingly has not included the escrow as a component of the purchase price. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill. The Company may elect to treat this acquisition as an asset purchase under provisions contained in the Internal Revenue Code. If this election were to be made, additional cash payments approximating $21.5 million would be recorded as additional purchase consideration and allocated to goodwill. See Note 20 for further discussion of this election.

The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. The Company is currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information is obtained. A summary of the preliminary purchase price allocation for the acquisition of eScription is as follows (in thousands):

Total purchase consideration:
Cash	$335,165
Common stock issued	3,074
Stock options and restricted stock units assumed	32,606
Transaction costs	9,735

Total purchase consideration	$380,580

Allocation of the purchase consideration:
Cash	$4,520
Accounts receivable and acquired unbilled accounts receivable	9,838
Other assets	6,265
Property and equipment	2,758
Identifiable intangible assets	157,700
Goodwill	212,839

Total assets acquired	393,920

Accounts payable and accrued expenses	(1,025)
Other liabilities	(12,315)

Total liabilities assumed	(13,340)

Net assets acquired	$380,580

Other assets include prepaid expenses and other current assets. Other liabilities assumed primarily relate to deferred tax liabilities, deferred revenue and amounts accrued relating to excess facilities accrued as a component of accrued business combination costs.

The Company assumed vested and unvested stock options for the purchase of 2,846,118 shares of the Company’s common stock, and restricted stock units that may convert to 806,044 shares of the Company’s common stock, in connection with its acquisition of eScription. These stock options and restricted stock units are governed by the original equity compensation plan and agreements under which they were issued under the eScription Stock Option Plan, but are now exercisable for, or will vest into, shares of the Company’s common stock. Assumed vested stock options and restricted stock units as of the date of acquisition are included in the purchase price above. The fair value of the assumed vested stock options is calculated under the Black-Scholes option pricing model, with the following weighted-average assumptions: dividend yield of 0.0%, expected volatility of 50.8%, average risk-free interest rate of 2.3% and an expected term of 1.9 years. Assumed unvested stock options and restricted stock units as of the date of acquisition will be recorded as compensation expense over the requisite service period as disclosed in Note 17, “Share-Based Payment.”

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer relationships are amortized based upon patterns in which their economic benefits are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$130,300	9.0
Core and completed technology	24,300	5.0
Non-compete	2,500	3.0
Tradenames	600	5.0

Total	$157,700

Acquisition of Viecore

On November 26, 2007, the Company acquired all of the outstanding capital stock of Viecore, a consulting and systems integration firm, for total purchase consideration of approximately $109.2 million, including 4.4 million shares of the Company’s common stock valued at $21.01 per share, cash to shareholders of $8.9 million, transaction costs of $6.8 million and the assumption of $0.4 million of debt. In connection with the Company’s acquisition of Viecore, the merger agreement required 0.6 million shares of the Company’s common stock, valued at $12.3 million as of the date of acquisition, to be placed into escrow for 15 months from the date of acquisition, to satisfy any claims the Company may have. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of Viecore, and accordingly has not included the escrow as a component of the purchase price. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill. The acquisition was a non-taxable event for the Company.

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

Total purchase consideration:
Common stock issued	$93,132
Cash	8,874
Transaction costs	6,809
Debt assumed	384

Total purchase consideration	$109,199

Allocation of the purchase consideration:
Cash	$5,491
Accounts receivable	13,848
Acquired unbilled accounts receivable	18,772
Other assets	1,530
Property and equipment	1,327
Identifiable intangible assets	22,770
Goodwill	69,133

Total assets acquired	132,871

Accounts payable and accrued expenses	(7,414)
Deferred revenue	(16,258)

Total liabilities assumed	(23,672)

Net assets acquired	$109,199

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company records deferred revenue under the provisions of EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of Acquiree.” Under EITF 01-03, deferred revenue represents the fair value of the legal performance commitments assumed by the Company, to its customers.

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

Acquisition of Vocada

On November 2, 2007, the Company acquired all of the outstanding capital stock of Vocada, a provider of software and services for managing critical medical test results for total purchase consideration of approximately $21.9 million including 0.9 million shares of the Company’s common stock valued at $20.47 per share, cash to shareholders of $3.2 million and transaction costs of $1.0 million. In connection with the Company’s acquisition of Vocada, the merger agreement required 0.1 million shares of the Company’s common stock, valued at $1.2 million as of the date of acquisition, to be placed into escrow for 15 months from the date of acquisition, to satisfy any claims the Company may have. Upon satisfaction of the contingency, the escrowed amount may be recorded as additional purchase price and allocated to goodwill. The Company also agreed to make contingent earnout payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. Payments, if any, may be made in the form of cash or shares of the Company’s common stock, at the sole discretion of the Company. The Company cannot make a determination, beyond a reasonable doubt, that the escrow or the earnout will become payable to the former shareholders of Vocada, and accordingly has not recorded these as incremental purchase price as of September 30, 2008. The acquisition was a non-taxable event.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Total purchase consideration:
Common stock issued	$17,738
Cash	3,186
Transaction costs	1,022

Total purchase consideration	$21,946

Allocation of the purchase consideration:
Accounts receivable and acquired unbilled accounts receivable	$2,964
Other assets	429
Identifiable intangible assets	5,930
Goodwill	14,822

Total assets acquired	24,145

Accounts payable and other liabilities	(305)
Deferred revenue	(1,894)

Total liabilities assumed	(2,199)

Net assets acquired	$21,946

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

Acquisition of Commissure

On September 28, 2007, the Company acquired all of the outstanding capital stock of Commissure, a medical imaging software company that provides speech-enabled radiology workflow optimization and data analysis solutions for total purchase consideration of approximately $25.6 million including $2.3 million in transaction costs and 1.2 million shares of the Company’s common stock valued at $19.49 per share. In connection with the Company’s acquisition of Commissure, the purchase and sale agreement required 0.2 million shares of the Company’s common stock, valued at $3.4 million, to be placed into escrow for 15 months from the date of acquisition, in connection with certain standard representations and warranties. The Company cannot make a determination, beyond a reasonable doubt, that the escrow will become payable to the former shareholders of Commissure, and accordingly has not included the escrow as a component of the purchase price. Upon satisfaction

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill. In addition, the merger agreement includes a contingent earnout payment of up to $8.0 million upon the achievement of certain financial targets for fiscal years 2008, 2009 and 2010. $2.0 million of this earnout relates to performance measures for fiscal 2008, the Company is currently evaluating the calculations for these fiscal 2008 financial targets, and has not recorded any earnout obligation as of September 30, 2008. Payments, if any, may be made in the form of cash or shares of the Company’s common stock, solely at the Company’s discretion. The acquisition was a non-taxable event.

The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. A summary of the purchase price allocation for the acquisition of Commissure is as follows (in thousands):

Total purchase consideration:
Common stock issued	$23,293
Transaction costs	2,260

Total purchase consideration	$25,553

Allocation of the purchase consideration:
Current assets	$3,493
Identifiable intangible assets	5,650
Goodwill	19,629

Total assets acquired	28,772
Total liabilities assumed	(3,219)

Net assets acquired	$25,553

Current assets acquired primarily relate to cash, accounts receivable, prepaid expenses, and acquired unbilled accounts receivable. Liabilities assumed primarily relate to accounts payable, accrued expenses, and deferred revenue.

Customer relationships are amortized based upon patterns in which the economic benefits are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$3,000	7.0
Core and completed technology	2,010	4.8
Non-compete	590	4.0
Trademark	50	2.0

Total	$5,650

Acquisition of VoiceSignal

On August 24, 2007, the Company acquired all of the outstanding capital stock of VoiceSignal, a software company that provides speech technology for cell phones and other mobile devices. The purchase consideration consisted of total cash payment of $204.5 million, 5.8 million shares of the Company’s common stock valued at $15.57 per share and transaction costs of $24.0 million. The total cash consideration includes $30.0 million released from escrow which was recorded as incremental purchase price in August 2008 (as of September 30, 2007, the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$30.0 million cash was held by the escrow agent and included in other assets in the accompanying consolidated balance sheet). The acquisition was a taxable event.

The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. A summary of the purchase price allocation for the acquisition of VoiceSignal is as follows (in thousands):

Total purchase consideration:
Cash	$204,490
Common stock issued	90,851
Transaction costs	23,962

Total purchase consideration	$319,303

Allocation of the purchase consideration:
Cash	$10,874
Accounts receivable, including acquired unbilled accounts receivable	15,493
Other assets	1,646
Identifiable intangible assets	71,700
Goodwill	230,362

Total assets acquired	330,075

Accounts payable and accrued expenses	(5,873)
Other liabilities	(4,899)

Total liabilities assumed	(10,772)

Net assets acquired	$319,303

Other liabilities include deferred tax liabilities and deferred revenue.

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

Acquisition of Tegic

On August 24, 2007, the Company acquired all of the outstanding capital stock of Tegic, a developer of embedded software for mobile devices. The purchase consideration consisted of cash payment of $265.0 million and transaction costs of $3.3 million. The acquisition was a taxable event.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. A summary of the purchase price allocation for the acquisition of Tegic is as follows (in thousands):

Total purchase consideration:
Cash	$265,000
Transaction costs	3,304

Total purchase consideration	$268,304

Allocation of the purchase consideration:
Accounts receivable, including acquired unbilled accounts receivable	$58,421
Other assets	548
Identifiable intangible assets	52,490
Goodwill	165,222

Total assets acquired	276,681

Accounts payable and accrued expenses	(3,971)
Other liabilities	(4,406)

Total liabilities assumed	(8,377)

Net assets acquired	$268,304

Other liabilities include deferred tax liabilities and deferred revenue.

Customer relationships are amortized based upon patterns in which their economic benefits are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$34,490	5.4
Core and completed technology	16,400	9.6
Trademark	1,600	10.0

Total	$52,490

Acquisition of BeVocal

On April 24, 2007, the Company acquired all of the outstanding capital stock of BeVocal, a provider of on-demand self-service customer care solutions that address the unique business requirements of the mobile communications market and its customers. The total purchase price was $178.6 million, which consists of 7.0 million shares of common stock valued at $104.4 million, a cash payment of $34.2 million including transaction costs and contingent consideration related to earnout provisions in the merger agreement of $40.0 million payable to shareholders and option holders (see below for further discussion). The acquisition was a non-taxable event. In connection with this acquisition 1.2 million shares of the Company’s common stock, valued at $18.3 million, as of the date of acquisition, were placed into escrow in connection with certain standard representations and warranties. The escrow was scheduled to be released on July 24, 2008. The Company filed a claim against the escrow related to the breach of certain representations and warranties made in the merger agreement. The Company expects the escrow shares to remain in escrow until the settlement of contingent liabilities is finalized. At that time, the escrow

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares distributable to the former BeVocal shareholders, if any, would be released to the shareholders and accounted for as an increase to purchase price.

Under the terms of the merger agreement, the Company agreed to make contingent earnout payments of up to $65.1 million upon the achievement of certain financial targets through December 31, 2007. A portion of the total amount of the earnout payments is further conditioned on continued employment provisions. Subsequent to September 30, 2008, based on the final measurement of the financial targets, and on the currently measurable forfeiture provisions relating to continued employment requirements, the Company and the BeVocal shareholder representative have agreed to total earnout payments of $49.1 million. Of this total amount, $46.1 million is payable in cash and $3.0 million is payable in either shares of stock or as a cash payment, at the Company’s option. $40.0 million of the total earnout payment has been recorded as an increase to purchase price and the remaining $9.1 million is being recorded to compensation expense from the date of acquisition to April 2011 (the period of service required under the merger agreement), with $1.5 million remaining unamortized as of September 30, 2008. The unamortized amount continues to be subject to continued employment. If the employment conditions are not met, the amount will not be paid, and will be reversed from the deferred compensation asset and from the liability recorded. The Company has included this final earnout amount in current liabilities as of September 30, 2008; a preliminary estimate of the earnout liability of $44.2 million was included in long-term liabilities as of September 30, 2007.

The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. A summary of the purchase price allocation for the acquisition of BeVocal is as follows (in thousands):

Total purchase consideration:
Common stock issued	$104,405
Cash	30,000
Contingent earnout consideration	40,025
Transaction costs	4,161

Total purchase consideration	$178,591

Allocation of the purchase consideration:
Cash	$9,266
Accounts receivable and acquired unbilled accounts receivable	11,018
Other assets	3,415
Identifiable intangible assets	41,200
Goodwill	141,204

Total assets acquired	206,103

Accounts payable and accrued expenses	(24,215)
Deferred revenue	(3,297)

Total liabilities assumed	(27,512)

Net assets acquired	$178,591

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer relationships are amortized based upon patterns in which their economic benefits are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$34,700	7.0
Core and completed technology	6,400	4.6
Non-compete	100	2.0

Total	$41,200

Acquisition of Focus

On March 26, 2007, the Company acquired all of the outstanding capital stock of Focus which provides medical transcription services with operations in the United States and India. The purchase price consisted of $58.7 million in cash, including transaction costs, and the assumption of certain obligations. The acquisition was a taxable event. The purchase and sale agreement required $5.8 million in cash to be placed into escrow for 12 months from the date of acquisition, in connection with certain standard representations and warranties. The $5.8 million was included in other assets in the accompanying consolidated balance sheet at September 30, 2007. The Company determined in March 2008, that it was beyond a reasonable doubt that the entire $5.8 million held in escrow would be paid to either satisfy liabilities indemnified under the agreement or paid directly to the former shareholders of Focus. Accordingly, the escrow was reclassified to goodwill in March 2008.

The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. A summary of the purchase price allocation for the acquisition of Focus is as follows (in thousands):

Total purchase consideration:
Cash	$54,477
Debt assumed	2,060
Transaction costs	2,132

Total purchase consideration	$58,669

Allocation of the purchase consideration:
Accounts receivable	$3,940
Other assets	2,607
Identifiable intangible assets	23,700
Goodwill	31,804

Total assets acquired	62,051
Accounts payable and accrued expenses	(2,181)
Other liabilities	(1,201)

Total liabilities assumed	(3,382)

Net assets acquired	$58,669

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer relationships are amortized based upon patterns in which their economic benefits are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$19,800	9.5
Core and completed technology	2,900	7.3
Non-compete	1,000	6.2

Total	$23,700

Acquisition of MVC

On December 29, 2006, the Company acquired all of the outstanding capital stock of MVC, a provider of speech-enabled mobile search and messaging services, for $20.7 million. The initial purchase price consisted of $4.5 million in cash including transaction costs, and 0.8 million shares of the Company’s common stock valued at $8.3 million.

Additionally, under the agreement, the Company agreed to make additional earnout payments of up to 1,700,839 shares of the Company’s common stock in contingent purchase price upon achievement of established targets. 566,946 of these shares were apportioned to calendar 2007 targets, and 1,133,893 shares to calendar 2008 targets. As of March 31, 2008, the Company determined that 377,964 shares of the calendar 2007 earnout were earned and these shares were issued to the former shareholders of MVC. The total value of these shares was $8.0 million and was recorded as additional purchase price and allocated to goodwill in fiscal 2008. Following this determination, the earnout requirements of the MVC merger agreement was amended, such that the former shareholders of MVC may earn the remaining 188,962 shares of the calendar 2007 earnout, if certain conditions are met at December 31, 2008. Based on the Company’s review of this amendment, it was determined to be beyond a reasonable doubt that these 188,962 shares would be earned, and the Company has valued those shares at $3.0 million; of which $1.0 million has been recorded to goodwill as incremental purchase price, and the remaining $2.0 million is being amortized as compensation expense from May 2008 to December 2008. In November 2008, a second amendment to the merger agreement was signed pursuant to which the earnout period for the calendar 2008 earnout was extended such that the same aggregate amount of shares may now be earned based on the achievement of calendar 2008 and 2009 targets. The stock payments, if any, that are made based on the provisions of this second amendment will be recorded to goodwill, as incremental purchase price. The acquisition was a non-taxable event.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition. A summary of the purchase price allocation for the acquisition of MVC, including the impact of certain components of the earnout, as amended, is as follows (in thousands):

Total purchase consideration:
Common stock issued	$8,300
Contingent earnout consideration	7,983
Cash	4,104
Transaction costs	362

Total purchase consideration	$20,749

Allocation of the purchase consideration:
Other assets	$79
Identifiable intangible assets	2,700
Goodwill	18,136

Total assets acquired	20,915
Total liabilities assumed	(166)

Net assets acquired	$20,749

Customer relationships are amortized based upon patterns in which their economic benefits are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$1,300	5.0
Completed technology	1,100	4.0
Non-compete	300	3.0

Total	$2,700

Acquisition of Dictaphone

On March 31, 2006, the Company acquired all of the outstanding capital stock of Dictaphone, a leading healthcare information technology company, for approximately $365.0 million in cash, including approximately $5.7 million in transaction costs. The Company acquired Dictaphone to expand its product portfolio, market reach and revenue streams in the healthcare markets. The acquisition was a taxable event. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition. A summary of the purchase price allocation for the acquisition of Dictaphone is as follows (in thousands):

Total purchase consideration:
Cash	$359,240
Transaction costs	5,716

Total purchase consideration	$364,956

Allocation of the purchase consideration:
Cash	$7,742
Accounts receivables, net	33,386
Acquired unbilled accounts receivable	42,496
Inventories	3,429
Other current assets	4,420
Property and equipment	13,863
Other assets	4,587
Identifiable intangible assets	155,760
Goodwill	241,576

Total assets acquired	507,259

Accounts payable and accrued expenses	(35,740)
Accrued business combination costs	(2,489)
Deferred revenue	(39,631)
Unearned revenue and customer deposits	(43,320)
Deferred income tax liabilities	(12,394)
Pension, postretirement and other liabilities	(8,729)

Total liabilities assumed	(142,303)

Net assets acquired	$364,956

The Company records deferred revenue under the provisions of EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of Acquiree” (“EITF 01-03”). Under EITF 01-03, deferred revenue represents the fair value of the legal performance commitments assumed by the Company, to its customers.

As of September 30, 2008, approximately $14.3 million of the $241.6 million of goodwill will be deductible for income tax purposes. Customer relationships are amortized based upon patterns in which their economic benefits are expected to be utilized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$105,800	10.0
Existing technology	21,500	6.6
Trade name, subject to amortization	660	4.5

Subtotal	127,960
Trade name, indefinite life	27,800	n/a

Total	$155,760

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Pro Forma Results (Unaudited)

The following table reflects unaudited pro forma results of operations of the Company assuming that the Focus, BeVocal, VoiceSignal, Tegic, Commissure, Viecore, eScription and PSRS acquisitions had occurred on October 1, 2006 (in thousands, except per share amounts):

	2008	2007

Revenue	$945,809	$842,708
Net loss	$(53,285)	$(55,837)
Net loss per share	$(0.24)	$(0.27)

The Company has not furnished pro forma financial information relating to the MVC, Vocada and Multi-Vision acquisitions because such information is not material to the Company’s financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

On October 1, 2008, the Company completed its acquisition of SNAPin Software, Inc. The SNAPin acquisition will further enable the Company’s capabilities to deliver innovative, highly scalable mobile customer care solutions that transform the way mobile operators and enterprises interact with consumers in real-time on mobile devices. The announced estimated aggregate consideration for this acquisition is approximately 10.6 million shares of Nuance’s common stock including 1.1 million shares of common stock to be placed in escrow for 12 months to satisfy any claims Nuance have. The aggregate consideration will additionally include Nuance’s assumption of all of SNAPin’s outstanding employee stock options and restricted stock awards.

5.	Goodwill and Intangible Assets

The Company has evaluated the provisions of SFAS 142 and determined that it operates in one reporting unit. The changes in the carrying amount of goodwill for fiscal years 2008 and 2007, are as follows (in thousands):

Balance as of September 30, 2006	$699,333
Goodwill acquired	549,475
Purchase accounting adjustments	(6,566)
Effect of foreign currency translation	7,400

Balance as of September 30, 2007	1,249,642
Goodwill acquired	355,648
Escrow amounts released	30,000
Purchase price increases due to earnout achievements	12,501
Purchase accounting adjustments	3,327
Effect of foreign currency translation	4,655

Balance as of September 30, 2008	$1,655,773

Purchase accounting adjustments recorded in fiscal 2007 were primarily related to the utilization of acquired deferred tax assets in connection with certain of the Company’s prior acquisitions.

Purchase accounting adjustments recorded in fiscal 2008 consisted primarily of the following increases: $15.4 million relating to the estimated fair value of contingent liabilities assumed in connection with the acquisition of BeVocal, $7.6 million due to a revised estimate of the fair value of the intangible assets for customer relationships relating to the acquisition of Tegic, $10.4 million relating to an adjustment of assumed deferred tax liabilities and $5.8 million related to the escrow associated with the Company’s acquisition of Focus (see Note 3). In addition, the Company increased goodwill by $2.8 million to correct an error in the acquired balance sheet of Dictaphone for contractual liabilities to a certain customer, incurred prior to the acquisition date of March 31, 2006.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These increases to goodwill were partially offset by decreases which included $23.8 million of additional acquired unbilled accounts receivable identified in connection with the acquisition of Tegic, and by $16.6 million related to the utilization of acquired deferred tax assets in connection with certain of the Company’s prior acquisitions.

Intangible assets consist of the following (in thousands):

	September 30, 2008
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life (Years)

Customer relationships	$503,800	$(93,285)	$410,515	7.5
Technology and patents	192,341	(55,344)	136,997	7.6
Tradenames and trademarks, subject to amortization	9,546	(3,584)	5,962	6.2
Non-competition agreements	5,169	(1,420)	3,749	3.0

Subtotal	710,856	(153,633)	557,223
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$738,656	$(153,633)	$585,023

	September 30, 2007
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life (Years)

Customer relationships	$309,188	$(44,009)	$265,179	7.0
Technology and patents	134,133	(43,357)	90,776	5.9
Tradenames and trademarks, subject to amortization	8,602	(3,245)	5,357	6.5
Non-competition agreements	2,614	(536)	2,078	5.1

Subtotal	454,537	(91,147)	363,390
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$482,337	$ (91,147)	$391,190

Amortization expense for the acquired technology and patents are included in the cost of revenue from amortization of intangible assets in the accompanying statements of operations and amounted to $24.4 million, $13.1 million and $12.9 million in fiscal 2008, 2007 and 2006, respectively. Amortization expense for customer relationships, tradenames and trademarks, and non-competition agreements are included in operating expenses was $58.2 million, $24.6 million and $17.2 million in fiscal 2008, 2007 and 2006, respectively. Estimated amortization expense for each of the five succeeding years as of September 30, 2008, is as follows (in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2009	$26,289	$72,956	$99,245
2010	24,299	70,819	95,118
2011	22,908	62,995	85,903
2012	19,144	54,499	73,643
2013	14,234	45,642	59,876
Thereafter	30,123	113,315	143,438

Total	$136,997	$420,226	$557,223

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Contingent and Deferred Acquisition Payments

Deferred Payments

In connection with the Company’s acquisition of PSRS in September 2008, a deferred cash payment of €44.3 million ($64.0 million based on the exchange rate as of September 30, 2008) is to be paid in cash on September 21, 2009. Subsequent to September 30, 2008, the Company entered into a cash flow hedge with respect to the €44.3 million payment. The September 2009 payment is subject to acceleration under certain conditions including change in control of the Company (as defined), or the acceleration of the Company’s payment obligations under its March 2006 credit agreement, as amended. Additionally, the purchase price is subject to adjustment (increase or decrease), based on the working capital provision as defined in the share purchase agreement the measurement is expected to be completed in the first quarter of fiscal 2009.

Earnout Payments

In connection with the Company’s acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, a deferred payment of $17.5 million was due and paid to the former shareholders of Phonetic on February 1, 2007. The Company also agreed to make contingent earnout payments of $35.0 million upon achievement of certain established financial and performance targets through December 31, 2007, in accordance with the merger agreement. The Company has notified the former shareholders of Phonetic that the financial and performance targets for the scheduled payments for all periods through December 31, 2007 were not achieved. Accordingly, the Company has not recorded any obligations relative to these measures as of September 30, 2008. The former shareholders of Phonetic have objected to this determination and have filed for arbitration.

In connection with the Company’s acquisition of MVC, the Company agreed to make additional earnout payments of up to 1,700,839 shares of the Company’s common stock in contingent purchase price upon achievement of established targets. 566,946 of these shares were apportioned to calendar 2007 targets, and 1,133,893 shares to calendar 2008 targets. As of March 31, 2008, the Company determined that 377,964 shares of the calendar 2007 earnout were earned and these shares were issued to the former shareholders of MVC. The total value of these shares was $8.0 million and was recorded as additional purchase price and allocated to goodwill in fiscal 2008. Following this determination, the earnout requirements of the MVC merger agreement were amended, such that the former shareholders of MVC may earn the remaining 188,962 shares of the calendar 2007 earnout, if certain conditions are met at December 31, 2008. Based on the Company’s review of this amendment, it was determined to be beyond a reasonable doubt that these 188,962 shares would be earned, and the Company has valued those shares at $3.0 million; of which $1.0 million has been recorded to goodwill as incremental purchase price, and the remaining $2.0 million is being amortized as compensation expense from May 2008 to December 2008. In November 2008, a second amendment to the merger agreement was signed pursuant to which the earnout period for the calendar 2008 earnout was extended such that the same aggregate amount of shares may now be earned based on the achievement of calendar 2008 and 2009 targets. The stock payments, if any, that are made based on the provisions of this second amendment will be recorded to goodwill, as incremental purchase price.

In connection with the Company’s acquisition of BeVocal, the Company agreed to make contingent earnout payments of up to $65.1 million upon the achievement of certain financial targets through December 31, 2007. A portion of the total amount of the earnout payments is further conditioned on continued employment provisions. Subsequent to September 30, 2008, based on the final measurement of the financial targets, and on the currently measurable forfeiture provisions relating to continued employment requirements, the Company and the BeVocal shareholder representative have agreed to total earnout payments of $49.1 million. The majority of these payments are due upon the final measurement of the financial targets. The Company has included this amount in current liabilities as of September 30, 2008; a preliminary estimate of the amount, $44.2 million, was included in long-term liabilities as of September 30, 2007. Of this total amount, $46.1 million is payable in cash and $3.0 million is payable in either shares of stock or as a cash payment, at the Company’s option.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Company’s acquisition of Commissure on September 28, 2007, the Company agreed to make contingent earnout payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years ended September 30, 2008, 2009 and 2010, in accordance with the merger agreement. The Company has not recorded any obligation relative to these measures as of September 30, 2008. Payments, if any, may be made in the form of cash or shares of the Company’s common stock, at the sole discretion of the Company.

In connection with the Company’s acquisition of Vocada on November 2, 2007, the Company agreed to make contingent earnout payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. The Company has not recorded any obligation relative to these measures as of September 30, 2008. Payments, if any, may be made in the form of cash or shares of the Company’s common stock, at the sole discretion of the Company.

In connection with the Company’s acquisition of Multi-Vision on July 31, 2008, the Company agreed to make contingent earnout payments of up to $15.0 million upon the achievement of certain financial targets for the period from August 1, 2008 to July 31, 2009, in accordance with the share purchase agreement. In addition to the financial targets, two-thirds of the earnout is further conditioned on continued employment of certain Multi-Vision employees; accordingly, up to $10.0 million of any earnout payments that become payable will be recorded as compensation expense, and up to $5.0 million will be recorded as additional purchase price and allocated to goodwill. The Company has not recorded any obligation relative to these measures as of September 30, 2008. Payments, if any, may be made in the form of cash or shares of the Company’s common stock, at the sole discretion of the Company.

In connection with the Company’s acquisition of SNAPin, on October 1, 2008, the Company agreed to make contingent earnout payments of up to $45.0 million in cash, and an additional $2.5 million in cash or stock, at the Company’s sole discretion, upon the achievement of certain financial targets for the period from October 1, 2008 to December 31, 2009, in accordance with the merger agreement.

Escrow and Holdback Arrangements

In connection with certain of the Company’s acquisitions it has placed either cash or shares of its common stock in escrow to satisfy any claims the Company may have. If no claims are made, the escrowed amounts will be released to the former shareholders of the acquired companies. Generally, the Company cannot make a determination, beyond a reasonable doubt, whether the escrow will become payable to the former shareholders of these companies until the escrow period has expired. Accordingly these amounts have been treated as contingent purchase price until it is determined that the escrow will be payable, at which time the escrowed amounts may be recorded as additional purchase price and allocated to goodwill.

The following table summarizes the terms of the escrow arrangements that have not been released as of September 30, 2008 (dollars in thousands):

	Initially Scheduled
	Escrow		Share Payment —
	Release Date	Cash Payment	Number of Shares

Focus(a)	March 26, 2008	$5,800	—
BeVocal(b)	July 24, 2008	n/a	1,225,490
Commissure	December 28, 2008	n/a	174,601
Vocada	February 2, 2009	n/a	56,205
Viecore	February 26, 2009	n/a	584,924
eScription	May 20, 2009	n/a	1,123,888

Total		$5,800	3,165,108

Discussion of amounts held in escrow following their initially scheduled release date:

(a)	In March 2008, the Company filed a claim against the escrow in the Focus acquisition, related to breach of certain representations and warranties made in the share purchase agreement for the transaction (see Note 3).

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	The share escrow relating to the BeVocal acquisition was scheduled to be released on July 24, 2008. The Company filed a claim against the escrow related to the breach of certain representations and warranties made in the merger agreement for the transaction. The Company expects the entire 1,225,490 shares that are held in escrow, and valued at $16.25 million under the merger agreement, to remain in escrow until the settlement of contingent liabilities is finalized. At that time, the escrow shares distributable to the former BeVocal shareholders, if any, would be released to the shareholders and accounted for as an increase to purchase price.

In connection with the escrow relating to the Viecore acquisition, the Company guaranteed a minimum market value of $20.43 per share when the escrow shares are released. If the market value is less than $20.43 per share on the date of release, the Company is required to pay the difference, if any, and limited to $1.8 million, in cash. Based on the closing market value per share of $12.19 on September 30, 2008, the Company would be required to pay to the former shareholders of Viecore $1.8 million, which would be recorded as a reduction of additional paid in capital.

In connection with the escrow relating to the eScription acquisition, the Company guaranteed a minimum market value of $17.7954 per share when the escrow shares are released. If the market value is less than $17.7954 per share on the date of release, the Company is required to pay the difference, if any, and limited to $5.0 million, in cash. Based on the closing market value per share of $12.19 on September 30, 2008, the Company would be required to pay to the former shareholders of eScription $5.0 million, which would be recorded as a reduction of additional paid in capital.

In connection with the Company’s acquisition of Multi-Vision, the Company may be required to issue an additional $1.0 million pursuant to holdback provisions, this is payable in stock, or cash, solely at the Company’s discretion. The holdback period is scheduled for October 31, 2009. If paid in stock, the number of shares payable is based on a rate, as defined in the share purchase agreement, which approximates the then-current fair value.

7.	Accounts Receivable

Accounts receivable, excluding acquired unbilled accounts receivable, consisted of the following (in thousands):

	September 30,	September 30,
	2008	2007

Gross accounts receivable	$224,180	$196,720
Less — allowance for doubtful accounts	(6,925)	(6,155)
Less — allowance for distribution and reseller accounts receivable	(7,350)	(8,596)
Less — allowance for sales returns	(6,363)	(7,323)

	$203,542	$174,646

The September 30, 2007 “allowance for distribution and reseller accounts receivable” and “allowance for sales returns” have been reclassified to conform to the current period’s presentation.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Inventories, net

Inventories, net of allowances, consisted of the following (in thousands):

	September 30,	September 30,
	2008	2007

Components and parts	$4,429	$4,605
Inventory at customers	1,585	2,726
Finished products	1,138	682

	$7,152	$8,013

Inventory at customers reflects equipment related to in-process installations of solutions with customers. These contracts have not been recorded as revenue as of the balance sheet date, and therefore the related equipment is recorded in inventory until installation is complete.

9.	Land, Building and Equipment, Net

Land, building and equipment, net at September 30, 2008 and 2007 were as follows (in thousands):

		September 30,	September 30,
	Useful Life	2008	2007
	(In years)

Land	—	$2,400	$2,400
Building	30	5,117	5,117
Machinery & equipment	3-5	4,435	2,532
Computers, software and equipment	3-5	60,679	47,457
Leasehold improvements	2-10	13,491	7,738
Furniture and fixtures	5	9,071	7,416

Subtotal		95,193	72,660
Less: Accumulated depreciation		(48,708)	(35,042)

Land, building and equipment, net		$46,485	$37,618

Depreciation expense, associated with building and equipment, for fiscal 2008, 2007 and 2006 was $16.4 million, $12.1 million and $8.4 million, respectively.

10.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	September 30,
	2008	2007

Accrued compensation and benefits	$45,316	$35,875
Income taxes payable	16,047	6,853
Accrued acquisition costs and liabilities	8,574	4,153
Accrued professional fees	5,009	5,591
Accrued sales and marketing incentives	4,705	4,067
Accrued other	22,448	26,706

	$102,099	$83,245

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Credit Facilities and Debt

At September 30, 2008 and 2007, the Company had the following borrowing obligations (in thousands):

	September 30,	September 30,
	2008	2007

2.75% Convertible Debentures, net	$243,699	$242,634
Expanded 2006 Credit Facility	656,963	663,663
Obligations under capital leases	489	841
Other	39	213

Total long-term debt	901,190	907,351
Less: current portion	7,006	7,430

Non-current portion of long-term debt	$894,184	$899,921

2.75% Convertible Debentures

On August 13, 2007, the Company issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. (the “Initial Purchasers”). Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require the Company to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. As of September 30, 2008 and 2007, the ending unamortized discount was $6.3 million and $7.4 million, respectively, and the ending unamortized deferred debt issuance costs were $0.8 million and $1.1 million, respectively. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of the Company’s existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined) be paid in cash or shares of the Company’s common stock, at the Company’s election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of the Company’s common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of the Company’s common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, the Company may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require the Company to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, the Company will pay cash and shares of its common stock (or, at its election, cash in lieu of some or all of such common stock), if any. If the Company undergoes a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require the Company to repurchase all or any portion of their debentures for cash at a price

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2008, no conversion triggers were met. If the conversion triggers were met, the Company could be required to repay all or some of the principal amount in cash prior to the maturity date.

Expanded 2006 Credit Facility

The Company has entered into a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Expanded 2006 Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of September 30, 2008, $657.0 million remained outstanding under the term loans, there were $16.6 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Expanded 2006 Credit Facility contains covenants, including, among other things, covenants that restrict the ability of the Company and its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2008, the Company was in compliance with the covenants under the Expanded 2006 Credit Facility.

Borrowings under the Expanded 2006 Credit Facility bear interest at a rate equal to the applicable margin plus, at the Company’s option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Expanded 2006 Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on the Company’s leverage ratio. The applicable margin for revolving loan borrowings under the Expanded 2006 Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon the Company’s leverage ratio. As of September 30, 2008, the Company’s applicable margin for the term loan was 1.25% for base rate borrowings and 2.25% for LIBOR-based borrowings. The Company is required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon the Company’s leverage ratio. As of September 30, 2008, the commitment fee rate was 0.50% and the effective interest rate was 4.72%.

The Company capitalized debt issuance costs related to the Expanded 2006 Credit Facility and is amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of September 30, 2008 and 2007, the ending unamortized deferred financing fees were $10.0 million and $12.3 million, respectively, and are included in other assets in the Company’s accompanying balance sheet.

The Expanded 2006 Credit Facility is subject to repayment in four equal quarterly installments of 1% per annum ($6.7 million per year, not including interest, which is also payable quarterly), and an annual excess cash flow sweep, as defined in the Expanded 2006 Credit Facility, which is payable beginning in the first quarter of each fiscal year, beginning in fiscal 2008, based on the excess cash flow generated in the previous fiscal year. No payment under the excess cash flow sweep provision was due in the first quarter of either fiscal 2008 or fiscal 2009 as there was no excess cash flow generated in either of the respective prior fiscal years. The Company will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years excess cash flow generation. At the current time, the Company is unable to predict the amount of the outstanding principal, if any, that it may be

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that the Company may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (in thousands):

Year Ending September 30,	Amount

2009	$6,700
2010	6,700
2011	6,700
2012	6,700
2013	630,163

Total	$656,963

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

12.	Financial Instruments and Hedging Activities

On March 31, 2006, the Company entered into a three-year interest rate swap with a notional value of $100 million (the “Interest Rate Swap”). The Interest Rate Swap was entered into as a partial hedge of the Expanded 2006 Credit Facility to effectively change the characteristics of the interest rate without actually changing the debt instrument. For floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. At its inception, the Company formally documented the hedging relationship and has determined that the hedge is perfectly effective and designated it as a cash flow hedge of a portion of the 2006 Credit Facility as defined by SFAS 133. The Interest Rate Swap will hedge the variability of the cash flows caused by changes in U.S. dollar LIBOR interest rates. The swap is marked to market at each reporting date. The fair value of the Interest Rate Swap at September 30, 2008 and 2007 was $0.9 million which was included in other current liabilities at September 30, 2008 and other long-term liabilities at September 30, 2007. Changes in the fair value of the cash flow hedge derivative are reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Subsequent to September 30, 2008, the Company entered into two additional two-year interest rate swaps with a total notional value of $200 million.

13.	Accrued Business Combination Costs

The Company has, in connection with certain of its business combinations, incurred restructuring costs. Restructuring costs are typically comprised of severance costs, costs of consolidating duplicate facilities and contract termination costs. Restructuring expenses are based upon plans that have been committed to by management, but are generally subject to refinement during the purchase price allocation period (generally within one year of the acquisition date). In addition to plans resulting from the business combination, the Company has historically acquired companies who have previously established restructuring charges relating to lease exit costs. Regardless of the origin of the lease exit costs, the Company is required to make assumptions relating to sublease

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms, sublease rates and discount rates. The Company bases its estimates and assumptions on the best information available at the time of the obligation having arisen. These estimates are reviewed and revised as facts and circumstances dictate, with any changes being recorded to goodwill or restructuring and other charges (credits), net. Changes in these estimates could have a material effect on the amount accrued on the balance sheet. Discussed in detail below are two individually significant facilities which were abandoned by the acquired company prior to Nuance’s acquisition of the companies, and for which the obligations to the lessors, Nuance has assumed.

In connection with the acquisitions of SpeechWorks International, Inc. in August 2003 and Former Nuance in September 2005, the Company assumed two individually significant lease obligations that were abandoned prior to the acquisition dates. These obligations expire in 2016 and 2012, respectively, and the fair value of the obligations, net of estimated sublease income, was recognized as liabilities assumed by the Company in the allocation of the final purchase price. During fiscal 2008 the Company updated its restructuring assumptions for these two facilities and recorded a net restructuring expense of $0.2 million. The net payments have been discounted in calculating the fair value of these obligations, and the discount is being accreted through the term of the lease. Cash payments net of sublease receipts are presented as cash used in financing activities on the consolidated statements of cash flows.

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

The activity for the years ended September 30, 2008 and 2007, relating to all facilities and personnel recorded in accrued business combination costs, is as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2006	$59,221	$844	$60,065
Charged to goodwill	542	1,484	2,026
Charged to interest expense	1,889	—	1,889
Cash payments, net of sublease receipts	(12,412)	(1,549)	(13,961)

Balance at September 30, 2007	49,240	779	50,019
Charged to goodwill	1,586	(68)	1,518
Charged to restructuring and other charges, net	198	—	198
Charged to interest expense	1,718	—	1,718
Cash payments, net of sublease receipts	(11,564)	(711)	(12,275)

Balance at September 30, 2008	$41,178	$—	$41,178

	September 30,	September 30,
	2008	2007

Reported as:
Current	$9,166	$14,547
Long-term	32,012	35,472

Total	$41,178	$50,019

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Restructuring and Other Charges, net

Fiscal 2008

In fiscal 2008, the Company recorded restructuring and other charges of $7.2 million, of which $7.0 million was recorded to new restructuring activities in fiscal 2008, and $0.2 million relates to pre-existing facilities that are included in accrued business combination costs which are discussed in Note 13. With respect to the $7.0 million of fiscal 2008 restructuring activities, $4.2 million related to the elimination of approximately 155 personnel across multiple functions within the Company, $1.4 million related to a non-recurring, adverse ruling arising from a vendor’s claims of underpayment of historical royalties for technology discontinued in 2005 and $1.4 million related to the consolidation or elimination of excess facilities.

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

The following table sets forth the fiscal 2008, 2007 and 2006 accrual activity relating to restructuring and other charges (in thousands):

	Personnel	Facilities	Other	Total

Balance at September 30, 2005	$1,786	$4,019	$—	$5,805
Restructuring and other charges (credits), net	(52)	(1,181)	—	(1,233)
Cash payments	(1,360)	(2,308)	—	(3,668)

Balance at September 30, 2006	374	530	—	904
Restructuring and other charges (credits), net	(38)	(16)	—	(54)
Cash payments	(28)	(514)	—	(542)

Balance at September 30, 2007	308	—	—	308
Restructuring and other charges (credits), net	4,231	1,397	1,393	7,021
Non-cash adjustment	—	(10)	—	(10)
Cash payments	(4,173)	(628)	—	(4,801)

Balance at September 30, 2008	$366	$759	$1,393	$2,518

15.	Supplemental Cash Flow Information

Cash paid for Interest and Income Taxes:

During fiscal 2008, 2007 and 2006, the Company made cash payments for interest totaling $50.0 million, $31.4 million and $13.8 million, respectively.

During fiscal 2008, 2007 and 2006, total net cash paid for income taxes were $5.6 million, $3.5 million and $3.4 million, respectively.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non Cash Investing and Financing Activities:

During fiscal 2008, 2007 and 2006, the Company issued shares of its common stock in connection with the consummation of several of its acquisitions, including shares held in escrow (dollars in thousands):

		Shares of Common Stock
	Date of Acquisition	Issued	Value of Shares

Multi-Vision(a)	July 31, 2008	535,331	$8,300
eScription(b)	May 20, 2008	1,294,844	$3,100
Viecore(b)	November 26, 2007	5,017,126	$93,100
Vocada(b)	November 2, 2007	922,561	$17,700
Commissure(b)	September 28, 2007	1,369,731	$26,700
VoiceSignal	August 24, 2007	5,836,506	$90,900
BeVocal(b)	April 24, 2007	8,204,436	$122,700
MVC(c)	December 29, 2006	784,266	$8,300

(a)	Excludes shares that were withheld by the Company under the terms of the Multi-Vision merger agreement, and which may become issuable at the expiration of the holdback period, as defined in the merger agreement.

(b)	The value assumes that the escrow shares would be valued at the same price as the shares initially accounted for. This value may increase or decrease at the actual time of accounting recognition.

(c)	Excludes an additional 377,964 shares of the Company’s common stock that was issued in fiscal 2008 upon the measurement of certain earnout targets established for calendar 2007. These shares were valued at $7.0 million, based on the market value at the time of their issuance.

In January 2006, the Company issued 4,587,334 shares of its common stock valued at $27.5 million upon conversion of a $27.5 million convertible debenture originally issued on January 30, 2003 in connection with the Company’s acquisition of certain assets from Royal Philips Electronics Speech Processing Technology and Voice Control business unit.

16.	Stockholders’ Equity

The Company is authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 100,000 shares as Series A Preferred Stock and 15,000,000 shares as Series B Preferred Stock. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), the Company issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, the Company announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of the Company’s stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. The Company has reserved 3,562,238 shares of its common stock for issuance upon conversion of the Series B Preferred Stock. Other than the 3,562,238 shares of Series B Preferred Stock that are issued and outstanding, there are no other shares of preferred stock issued or outstanding as of September 30, 2008 or September 30, 2007.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warburg Pincus Private Offerings in Fiscal 2008 and Fiscal 2005

On May 20, 2008, in connection with the Company’s acquisition of eScription, the Company sold 5,760,369 shares of its common stock for a purchase price of $100.0 million, and warrants to purchase 3,700,000 shares of its common stock for a purchase price of $0.5 million, pursuant to the terms of a purchase agreement dated April 7, 2008 by and among the Company and Warburg Pincus Private Equity VIII, L.P. and certain of its affiliated entities (collectively “Warburg Pincus”) (the “Purchase Agreement”). The warrants have an exercise price of $20.00 per share and a term of four years. Warburg Pincus also agreed not to sell any shares of Nuance common stock for a period of six months from the closing of the transaction contemplated by the Purchase Agreement.

On May 5, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company and Warburg Pincus pursuant to which Warburg Pincus agreed to purchase, and the Company agreed to sell, 3,537,736 shares of its common stock and warrants to purchase 863,236 shares of its common stock for an aggregate purchase price of $15.1 million. The warrants have an exercise price of $5.00 per share and a term of four years. On May 9, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. The Company also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company and Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and the Company agreed to sell 14,150,943 shares of the Company’s common stock and warrants to purchase 3,177,570 shares of the Company’s common stock for an aggregate purchase price of $60.0 million. The warrants have an exercise price of $5.00 per share and a term of four years. The warrants provide the holder with the option to exercise the warrants on a net, or cashless, basis. On September 15, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed. The net proceeds from these two fiscal 2005 financings were $73.9 million.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 15, 2004, in connection with the acquisition of Phonetic, the Company issued unvested warrants to purchase 750,000 shares of its common stock at an exercise price of $4.46 per share that were to vest, if at all, upon the achievement of certain performance targets. Based on the Company’s assessment of the results relative to the financial and performance measures, these warrants to purchase shares of Nuance common stock have not vested and will not vest. The former shareholders of Phonetic have objected to this determination and have filed for arbitration.

In connection with the acquisition of SpeechWorks in 2003, the Company issued a warrant to its investment banker, expiring on August 11, 2011, for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $3.98 per share. The warrant provides the holder with the option to exercise the warrants on a net, or cashless, basis. The warrant became exercisable on August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model. In October 2006, the warrant was exercised to purchase 125,620 shares of the Company’s common stock. The holder of the warrant elected a cashless exercise resulting in a net issuance of 75,623 shares of the Company’s common stock. As of September 30, 2008, a warrant to purchase 24,380 shares of the Company’s common stock remains outstanding.

Based on its review of EITF 00-19, the Company has determined that each of the above-noted warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheets.

17.	Share-Based Payment

The Company accounts for share-based payments to employees and directors, including grants of employee stock options, purchases under employee stock purchase plans, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”) in accordance with SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.” SFAS 123R requires the recognition of the fair value of share-based payments as a charge against earnings. The Company recognizes share-based payment expense over the requisite service period. Based on the provisions of SFAS 123R the Company’s share-based payment awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to share-based payments are as follows (dollars in thousands):

	2008	2007	2006

Cost of product and licensing	$18	$18	$88
Cost of professional services, subscription and hosting	7,991	3,816	1,873
Cost of maintenance and support	1,278	966	525
Research and development	14,325	7,160	4,578
Selling and marketing	24,394	20,293	7,332
General and administrative	20,625	15,882	7,471
Cumulative effect of accounting change	—	—	672

	$68,631	$48,135	$22,539

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The Company has several share-based compensation plans under which employees, officers and directors may be granted stock options to purchase the Company’s common stock generally at fair market value. The Company’s plans do not allow for options to be granted at below fair market value nor can they be re-priced at anytime. Options granted under plans adopted by the Company become exercisable over various periods, typically two to four years and have a maximum term of seven years. The Company has also assumed options and option plans in connection with certain of its acquisitions. These stock options are governed by the plans and agreements that they were originally issued under, but are now exercisable for shares of the Company’s common stock. The table below summarizes activity relating to stock options for the years ended September 30, 2008, 2007 and 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)

Outstanding at September 30, 2005	27,114,849	$4.10
Granted	3,417,064	$8.59
Exercised	(7,582,650)	$3.79
Forfeited	(1,138,454)	$4.53
Expired	(1,156,726)	$6.54

Outstanding at September 30, 2006	20,654,083	$4.80
Assumed from BeVocal and VoiceSignal	795,994	$4.14
Granted	3,183,450	$14.14
Exercised	(5,742,274)	$4.32
Forfeited	(555,724)	$7.57
Expired	(94,807)	$3.23

Outstanding at September 30, 2007	18,240,722	$6.48
Assumed from eScription	2,846,118	$4.35
Granted	636,440	$15.45
Exercised	(5,861,906)	$3.19
Forfeited	(813,972)	$11.18
Expired	(50,888)	$6.89

Outstanding at September 30, 2008	14,996,514	$7.47	4.6 years	$83.3 million

Exercisable at September 30, 2008	10,473,073	$5.48	3.9 years	$72.4 million

Exercisable at September 30, 2007	11,017,997

Exercisable at September 30, 2006	13,026,514

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the closing market value of the Company’s common stock on September 30, 2008 ($12.19) and the exercise price of the underlying options.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2008, the total unamortized fair value of stock options was $35.9 million with a weighted average remaining recognition period of 2.1 years. A summary of weighted-average grant-date (including assumed options) fair value and intrinsic value of stock options exercised is as follows:

	2008	2007	2006

Weighted-average grant-date fair value per share	$14.78	$7.69	$4.52
Total intrinsic value of stock options exercised (in millions)	$89.56	$62.85	$36.67

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the stock options granted and unvested options assumed from acquisitions during fiscal 2008 and 2007 were calculated using the following weighted-average assumptions:

	2008	2007	2006

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	53.9%	49.7%	60.9%
Average risk-free interest rate	3.3%	4.6%	4.8%
Expected term (in years)	5.5	3.9	4.3

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

		Number of Shares
	Number of Shares	Underlying
	Underlying	Restricted Units —
	Restricted Units —	Time-Based
	Contingent Awards	Awards

Outstanding at September 30, 2005	—	849,451
Granted	22,055	2,451,168
Earned/released	(1,000)	(470,462)
Forfeited	—	(101,158)

Outstanding at September 30, 2006	21,055	2,728,999
Granted	813,000	4,662,923
Earned/released	(1,000)	(942,569)
Forfeited	(103,638)	(369,970)

Outstanding at September 30, 2007	729,417	6,079,383
Assumed from eScription	367,253	438,791
Granted	1,543,365	3,812,617
Earned/released	(199,208)	(2,866,528)
Forfeited	(26,303)	(606,739)

Outstanding at September 30, 2008	2,414,524	6,857,524

Weighted average remaining contractual term of outstanding Restricted Units	1.5 years	1.5 years
Aggregate intrinsic value of outstanding Restricted Units(1)	$29.4 million	$83.6 million
Restricted Units vested and expected to vest	2,007,567	5,907,382
Weighted average remaining contractual term of Restricted Units vested and expected to vest	1.4 years	1.4 years
Aggregate intrinsic value of Restricted Units vested and expected to vest(1)	$24.5 million	$72.0 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on September 30, 2008 ($12.19) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of September 30, 2008, unearned share-based payment expense related to all unvested Restricted Units is $111.3 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.4 years. A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	2008	2007	2006

Weighted-average grant-date fair value per share	$18.01	$14.73	$9.15
Total intrinsic value of shares vested (in millions)	$55.50	$13.40	$3.97

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock is included in the issued and outstanding common stock in these financial statements at date of grant. The table below summarizes activity relating to Restricted Stock:

	Number of
	Shares	Weighted
	Underlying	Average Grant
	Restricted	Date Fair
	Stock	Value

Outstanding at September 30, 2005	1,125,703	$4.60
Granted	745,145	$7.63
Vested	(311,671)	$5.22
Forfeited	(11,836)	$3.89

Outstanding at September 30, 2006	1,547,341	$5.93
Granted	17,421	$8.75
Vested	(368,860)	$5.29
Forfeited	—	$—

Outstanding at September 30, 2007	1,195,902	$6.17
Granted	250,000	$15.89
Vested	(820,832)	$5.53
Forfeited	—	$—

Outstanding at September 30, 2008	625,070	$10.90

The purchase price for vested Restricted Stock is $0.001 per share. As of September 30, 2008, unearned share-based payments expense related to unvested Restricted Stock is $1.4 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 0.9 years. A summary of weighted-average grant-date fair value and intrinsic value of Restricted Stock vested are as follows:

	2008	2007	2006

Weighted-average grant-date fair value per share	$15.89	$8.75	$7.63
Total intrinsic value of shares vested (in millions)	$16.85	$5.60	$2.24

In order to satisfy its employees’ withholding tax liability as a result of the vesting of Restricted Stock, the Company has historically repurchased shares upon the employees’ vesting. Similarly, in order to satisfy its employees’ withholding tax liability as a result of the release of its employees’ Restricted Units, the Company has historically cancelled a portion of the common stock upon the release. In fiscal 2008, the Company paid cash of $17.0 million relating to 0.9 million shares of common stock that were repurchased or cancelled. Based on the Company’s estimate of the Restricted Awards that will vest, or be released, in fiscal 2009, and further assuming that one-third of these Restricted Awards would be repurchased or cancelled to satisfy the employee’s withholding tax liability (such amount approximating the tax rate of the Company’s employees), the Company would have an obligation to pay cash relating to approximately 1.1 million shares during fiscal 2009.

1995 Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on April 21, 2008, authorizes the issuance of a maximum of 6,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Compensation expense for the employee stock purchase plan is recognized in accordance with SFAS 123R. At September 30, 2008, 2,718,932 shares were reserved for future issuance. During fiscal 2008, 2007, and 2006, the Company issued 651,121, 640,777 and 419,561 shares of common stock under this plan, respectively. The weighted average fair value of all purchase

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rights granted in fiscal 2008, 2007 and 2006, were $5.09, $4.51 and $2.62. Compensation expense related to the employee stock purchase plan was $3.4 million, $2.2 million and $1.1 million for the fiscal years ended 2008, 2007 and 2006, respectively.

The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions which were derived in a manner similar to those discussed above relative to stock options:

	2008	2007	2006

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	53.1%	44.7%	55.1%
Average risk-free interest rate	2.1%	4.7%	5.0%
Expected term (in years)	0.5	0.5	0.5

18.	Commitments and Contingencies

Operating Leases

The Company has various operating leases for office space around the world. In connection with many of its acquisitions, the Company assumed facility lease obligations. Among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 13). Additionally, certain of the Company’s lease obligations have been included in various restructuring charges (Note 14). The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of September 30, 2008 (in thousands):

	Operating	Leases Under	Other Contractual
Year Ending September 30,	Leases	Restructuring	Obligations Assumed	Total

2009	$15,643	$3,089	$13,735	$32,467
2010	14,432	1,676	14,186	30,294
2011	13,314	972	14,733	29,019
2012	12,579	619	13,172	26,370
2013	11,653	369	3,102	15,124
Thereafter	30,843	—	7,916	38,759

Total	$98,464	$6,725	$66,844	$172,033

At September 30, 2008, the Company has subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms is $24.5 million and ranges from approximately $2.0 million to $4.9 million on an annual basis through February 2016.

Total rent expense charged to operations was approximately $15.2 million, $9.3 million and $7.2 million for the years ended September 30, 2008, 2007 and 2006, respectively.

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

The Company believes that the final outcome of the current litigation matter described above will not have a significant adverse effect on its financial position and results of operations. However, even if the Company’s defense is successful, the litigation could require significant management time and will be costly. Should the Company not prevail in the litigation matter, its operating results, financial position and cash flows could be adversely impacted.

Guarantees and Other

The Company currently includes indemnification provisions in the contracts into which it enters with its customers and business partners. Generally, these provisions require the Company to defend claims arising out of its products’ infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct on its part. The indemnity obligations imposed by these provisions generally cover damages, costs and attorneys’ fees arising out of such claims. In most, but not all cases, the Company’s total liability under such provisions is limited to either the value of the contract or a specified, agreed upon amount. In some cases its total liability under such provisions is unlimited. In many, but not all, cases, the term of the indemnity provision is perpetual. While the maximum potential amount of future payments the Company could be required to make under all the indemnification provisions in its contracts with customers and business partners is unlimited, it believes that the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2008, the Company has $3.0 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders currently scheduled in its backlog.

19.	Pension and Other Post-Retirement Benefits

Defined Contribution Plan

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective July 1, 2003, Company match of employee’s contributions was established, dollar for dollar up to 2% of salary. Employees who were hired prior to April 1, 2004 are 100% vested into the plan as soon as they start to contribute to the plan. Employees hired April 1, 2004 and thereafter, vest one-third of the contribution annually over a three-year period. The Company’s contributions to the 401(k) Plan totaled $2.9 million, $1.8 million and $1.1 million for fiscal 2008, 2007 and 2006, respectively.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table shows the changes in fiscal 2008 and 2007 in the projected benefit obligation, plan assets and funded status of the defined benefit pension plans and the other post-retirement benefit plan (in thousands):

	Pension Benefits		Other Post-Retirement Benefits
	2008	2007	2008	2007

Change in Benefit Obligations:
Benefit obligation at beginning of period	$23,741	$24,157	$709	$1,374
Service cost	—	77	—	105
Interest cost	1,275	1,231	41	77
Plan participants’ contributions	—	22	—	—
Curtailments	—	(128)	—	—
Actuarial loss (gain)	1,245	(2,573)	45	(695)
Expenses paid	(4)	(2)	—	—
Currency exchange rate changes	(2,545)	2,222	—	—
Benefits paid	(1,304)	(1,265)	(121)	(152)

Benefit obligation at end of period	22,408	23,741	674	709

Change in Plan Assets:
Fair value of plan assets, beginning of period	23,366	18,713	—	—
Actual return on plan assets	(3,021)	2,208	—	—
Employer contribution	1,371	1,643	121	152
Plan participants’ contribution	—	22	—	—
Expenses paid	(4)	(2)	—	—
Currency exchange rate changes	(2,011)	2,047	—	—
Benefits paid	(1,304)	(1,265)	(121)	(152)

Fair value of plan assets, end of period	18,397	23,366	—	—

Funded status at end of period	$(4,011)	$(375)	$(674)	$(709)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts recognized in the Company’s consolidated balance sheets consisted of the following (in thousands):

			Other Post-Retirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Other assets	$1,958	$3,221	$—	$—
Current liabilities	—	—	(85)	(87)
Other liabilities	(5,969)	(3,596)	(589)	(622)

Net liability recognized	$(4,011)	$(375)	$(674)	$(709)

The amounts recognized in accumulated other comprehensive loss as of September 30, 2008 consisted of the following (in thousands):

		Other Post-Retirement
	Pension Benefits	Benefits

Prior service cost	$—	$—
Actuarial gain (loss)	(2,134)	603

Total amount recognized in accumulated other comprehensive loss	$(2,134)	$603

The following represents the amounts included in accumulated other comprehensive loss on the consolidated balance sheet as of September 30, 2008, that the Company expects to recognize in earnings during fiscal 2009 (in thousands):

		Other Post-
		Retirement
	Pension Benefits	Benefits

Prior service cost	$—	$—
Actuarial gain (loss)	(198)	37

The projected benefit obligations for the two defined benefit pension plans was $22.4 million at September 30, 2008.

Included in the table below are the amounts relating to the Company’s UK pension plan and other post retirement benefits plan which have accumulated benefit obligations and projected benefit obligations in excess of plan assets (in thousands):

			Other Post-Retirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Aggregate projected benefit obligations	$19,426	$20,430	N/A	N/A
Aggregate accumulated benefit obligations	19,426	20,430	$674	$709
Aggregate fair value of plan assets	13,456	16,834	—	—

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost of the benefit plans were as follows (in thousands):

			Other Post- Retirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Service cost	$—	$77	$—	$105
Interest cost	1,275	1,231	41	77
Expected return on plan assets	(1,596)	(1,268)	—	—
Amortization of unrecognized gain (loss)	(103)	13	(41)	—

Net periodic pension cost	$(424)	$53	$—	$182

Plan Assumptions:

Weighted-average assumptions used in developing the benefit obligations and net periodic benefit cost for the plans were as follows:

	Pension		Other Post- Retirement
	Benefits		Benefits
	2008	2007	2008		2007

Discount rate	6.2%	5.6%	6.3%		6.3%
Average compensation increase	N/A (1)	4.0%	N/A	(1)	N/A	(1)
Expected rate of return on plan assets	7.0%	6.5%	N/A	(2)	N/A	(2)

(1)	Rate of compensation increase is not applicable as there are no active members in the plan.

(2)	Expected return on plan assets is not applicable to the Company’s other benefit plan as the plan is unfunded.

Because the benefit provided to retirees under the other postretirement benefit plan consists of a fixed subsidy, no health care cost trend is assumed in the measurement of the post-retirement benefit obligations and net periodic benefit costs.

The Company considered several factors when developing the expected return on plan assets, including reviewing analysis of returns relevant to the country where each plan is in effect, historical rates of return from investments, local actuarial projections and market outlook from investment managers. The expected rate of return disclosed above is the weighted average of each country’s expected return on plan assets.

Assets Allocation and Investment Strategy:

The percentages of the fair value of plan assets actually allocated and targeted for allocation, by asset category, at September 30, 2008 and September 30, 2007, were as follows:

	Actual		Target
Asset Category	2008	2007	2008	2007

Equity securities	58.5%	63.2%	57.3%	57.2%
Debt securities	41.5%	36.8%	42.7%	42.8%

Total	100.0%	100.0%	100.0%	100.0%

The Company’s investment goal for pension plan assets is designed to provide as much assurance as is possible, in the Company’s opinion, that the pension assets are available to pay benefits as they come due and minimize market risk. The expected long-term rate of return for the plan assets is 7.0% for the UK pension plan and for the Canadian pension plan.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employer Contributions:

The Company expects to contribute $1.6 million to its pension plans in fiscal 2009. Included in this contribution is a minimum funding requirement associated with its UK pension which requires annual minimum payment of £859,900 (approximately $1.6 million based on the exchange rate at September 30, 2008) for each of the next 3 years until fiscal 2011. Its other post-retirement benefits plan is a non-funded plan, and cash contributions are made each year to cover claims costs incurred in that year. Total cash paid during fiscal 2008, for the post-retirement health care and life insurance benefit plan was not material, and the Company does not expect that the amount in fiscal 2009 will be material.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

		Other Post-
		retirement
Year Ending September 30,	Pension Benefits	Benefits

2009	$1,249	$88
2010	1,278	79
2011	1,308	65
2012	1,339	60
2013	1,371	68
Thereafter	7,489	227

Total	$14,034	$587

20.	Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	2008	2007	2006

Domestic income (loss)	$(23,542)	$(1,888)	$(16,318)
Foreign income (loss)	8,028	10,375	9,247

Income (loss) before income taxes	$(15,514)	$8,487	$(7,071)

The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006

Current:
Federal	$1,048	$1,849	$334
Foreign	2,233	2,705	1,579
State	10,782	3,880	4,420

	14,063	8,434	6,333

Deferred:
Federal	20,177	11,421	7,638
Foreign	1,110	1,611	1,002
State	(20,796)	1,036	171

	491	14,068	8,811

Provision for income taxes	$14,554	$22,502	$15,144

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008 the tax law in Massachusetts was changed, effectively reducing the tax rate in which certain of the Company’s deferred tax liabilities would be taxed at when they are reported in the tax provision in the future. As a result of this change, the company recorded a reduction in its deferred tax liabilities, as a benefit in its provision, of $20.4 million.

The Company may elect to treat its acquisition of eScription as an asset purchase under provisions contained in the Internal Revenue Code. If this election were to be made, additional cash payments approximating $21.5 million would be recorded as additional purchase consideration and allocated to goodwill. Until such time as an election is made, the transaction is required to be treated as a stock purchase. In connection with the Massachusetts tax law change, the deferred tax liabilities established relating to eScription intangibles were adjusted. This represents an $8.0 million tax benefit being recorded in fiscal 2008. In the event the Company elects to treat the eScription business combination as an asset purchase, the Company will be required to reverse the tax benefit during the quarter in which the asset election is made. The asset purchase election is required to be made no later than February 15, 2009.

In connection with the Massachusetts tax law change regulations will be issued which may affect deferred tax assets recorded for state net operating losses. As these regulations have not been finalized no provision has been made for these regulations in 2008. The estimated tax provision to be recorded by the Company when the regulations are issued could be up to approximately $2.0 million. The regulations are expected to be issued during the first calendar quarter of 2009.

Deferred tax assets (liabilities) consist of the following (in thousands):

	September 30,	September 30,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$194,547	$270,060
Federal and state credit carryforwards	12,600	27,320
Capitalized start-up and development costs	23,302	26,845
Accrued expenses and other reserves	75,079	62,340
Deferred revenue	13,576	21,476
Deferred compensation	15,914	13,168
Depreciation	2,988	3,044
Other	9,985	16,051

Total deferred tax assets	347,991	440,304
Valuation allowance for deferred tax assets	(182,961)	(326,699)

Net deferred tax assets	165,030	113,605
Deferred tax liabilities:
Acquired intangibles	(210,072)	(139,199)

Net deferred tax liabilities	$(45,042)	$(25,594)

Reported as:
Current deferred tax assets	$1,703	$444
Long-term deferred tax liabilities	(46,745)	(26,038)

Net deferred tax liabilities	$(45,042)	$(25,594)

Effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters was $2.5 million at October 1, 2007. At September 30, 2008, the liability for income taxes associated with uncertain tax positions was $2.7 million. The increase of $0.2 million during fiscal 2008 is solely attributable to interest charges recorded in the year. Included in this amount is approximately $0.8 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that would be offset through goodwill. The Company does not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits as part of the provision for income taxes did not change. As of September 30, 2008, the Company had cumulatively accrued $0.4 million of interest and penalties related to uncertain tax positions. Interest and penalties included in the provision for income taxes were not material in all periods presented.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal, state and foreign tax returns are generally subject to tax examinations for the tax years ended in 2004 through 2007. In addition, amounts reported on federal tax returns filed for earlier tax periods from which operating losses and tax credits are carried to future periods may be adjusted upon the utilization of such carryovers, but only to the extent such carryovers are applied. The Company has carryforwards from most federal tax years occurring between 1994 and 2007.

At September 30, 2008 and 2007, the Company had United States federal net operating loss carryforwards of $546.4 million and $705.2 million, respectively, of which $194.9 million and $100.9 million, respectively, relate to tax deductions from share-based payments. At September 30, 2008 and 2007, the Company had state net operating loss carryforwards of $133.5 million and $92.0 million, respectively. At September 30, 2008, the Company had federal and state research and development carryforwards of $8.2 million and $6.8 million, respectively. At September 30, 2007, the Company had federal and state research and development credit carryforwards of $16.6 million and $9.6 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2009 and extending through 2027, if not utilized.

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

As of September 30, 2008, the Company’s valuation allowance for U.S. net deferred tax assets totaled $156.0 million, which consists of the beginning of the year allowance of $300.0 million plus 2008 charges (benefits) of $23.5 million to income from operations and $0.3 million to other comprehensive income, less reductions to goodwill of approximately $115.0 million, and less $52.0 million relating to tax attribute carryforwards that are expected to expire unused. A portion of the deferred tax liabilities are created by goodwill, and are not allowed as an offset to deferred tax assets for purposes of determining the amount of valuation allowance required. Following the adoption of SFAS 142, deferred tax liabilities resulting from the different treatment of goodwill for book and tax purposes cannot offset deferred tax assets in determining the valuation allowance. As a result, the Company is required to increase its valuation allowance.

The valuation allowance reduces the carrying value of the deferred tax assets generated by foreign tax credits, reserves and accruals and net operating loss (“NOL”) carryforwards, which would require sufficient future ordinary income in order to realize the tax benefits. If the Company generates taxable income through profitable operations in future years it may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and share-based payments. The valuation allowance associated with tax assets arising in connection with share-based payments of $7.9 million as of September 30, 2008 and 2007, and will be accounted for as additional paid in capital. The valuation allowance associated with tax assets arising from business combinations of $124.5 million and $180.7 million as of September 30, 2008 and 2007, respectively, when released, will reduce goodwill, intangible assets, and to the extent remaining, the provision for income taxes, until the Company adopts SFAS 141R in its fiscal year 2010; after which time the reductions in the allowance, if any, will be recorded as a benefit in the statement of operations.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	35.0%
Share-based payments	(30.1)	35.1	(32.1)
Foreign taxes	(13.8)	9.7	(8.2)
Foreign benefit — refundable credits	24.9	—	—
State tax, net of federal benefit	(48.2)	58.0	(40.9)
State tax law enactment, net of federal benefit	131.6	—	—
Nondeductible expenditures	(9.3)	6.0	(6.4)
Other	3.1	3.1	(4.1)
Change in valuation allowance	(192.2)	103.9	(159.5)
Executive compensation	(1.1)	20.7	—
Federal credits, net	6.3	(6.4)	2.0

	(93.8)%	265.1%	(214.2)%

The cumulative amount of undistributed earnings of the Company’s foreign subsidiaries amounted to, $23.1 million at September 30, 2008. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings, as such earnings have been indefinitely reinvested in the business. An estimate of the tax consequences from the repatriation of these earnings is not practicable at this time resulting from the complexities of the utilization of foreign tax credits and other tax assets.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Segment and Geographic Information and Significant Customers

The Company follows the provisions of SFAS 31, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for reporting information about operating segments. SFAS 131 also established standards for disclosures about products, services and geographic areas. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

The Company has several groups that oversee the core markets where the Company conducts its business. Specifically in 2008, these groups were referred to as Enterprise, Mobile, Healthcare and Dictation, and Imaging. Each of these groups has a president who has direct responsibility and oversight relating to go-to-market strategies and plans, product management and product marketing activities. These groups do not directly manage centralized or shared resources or the allocation decisions regarding the activities related to these functions, which include sales and sales operations, certain research and development initiatives, business development and all general and administrative activities. The Chief Executive Officer directly oversees each of the presidents, as well as each of the functions that provide the shared and centralized activities noted above. To manage the business, allocate resources and assess performance, the primary information used by the chief operating decision maker are revenue data by market, consolidated gross margins and consolidated operating margins. Based on its review, the Company has determined that it operates in one segment.

The following table presents revenue information for these core markets (in thousands):

	Fiscal	Fiscal	Fiscal
	2008	2007	2006

Enterprise	$283,274	$192,919	$142,848
Mobile	155,511	53,843	36,552
Healthcare and Dictation	349,744	281,290	136,707
Imaging	79,933	73,944	72,403

Total Revenue	$868,462	$601,996	$388,510

Revenue, classified by the major geographic areas in which the Company’s customers are located, were as follows (in thousands):

	2008	2007	2006

United States	$669,239	$471,636	$288,300
International	199,223	130,360	100,210

Total	$868,462	$601,996	$388,510

No country outside of the United States composed greater than 10% of total revenue.

The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	September 30,	September 30,
	2008	2007

United States	$2,066,106	$1,602,370
International	264,810	148,801

Total	$2,330,916	$1,751,171

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Related Parties

A member of the Company’s Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to the Company. These services may from time-to-time include contingent fee arrangements. For the years ended September 30, 2008, 2007 and 2006, the Company paid $13.1 million, $8.6 million and $2.9 million, respectively, to Wilson Sonsini Goodrich & Rosati for professional services provided to the Company. As of September 30, 2008 and 2007, the Company had $2.6 million and $5.1 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

Two members of the Company’s Board of Directors are employees of Warburg Pincus. On May 20, 2008, the Company consummated a stock purchase agreement with Warburg Pincus. Including the May 2008 stock purchase agreement, Warburg Pincus beneficially owns 21% of the Company’s common stock. See Note 16 for further information.

23.	Quarterly Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2008
Total revenue	$195,024	$203,302	$216,744	$253,392	$868,462
Gross margin	$126,183	$119,506	$137,859	$169,271	$552,819
Net income (loss)	$(15,425)	$(26,791)	$(9,866)	$22,014	$(30,068)
Net income (loss) per share:
Basic	$(0.08)	$(0.13)	$(0.05)	$0.10	$(0.14)
Diluted	$(0.08)	$(0.13)	$(0.05)	$0.09	$(0.14)
Weighted average common shares outstanding:
Basic	194,528	206,348	213,683	224,568	209,801
Diluted	194,528	206,348	213,683	246,525	209,801

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2007
Total revenue	$133,421	$132,062	$156,639	$179,874	$601,996
Gross margin	$92,792	$87,904	$104,512	$118,847	$404,055
Net loss	$(1,235)	$(1,731)	$(7,635)	$(3,414)	$(14,015)
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)	$(0.08)
Weighted average common shares outstanding:
Basic and diluted	169,505	171,747	180,356	185,145	176,424

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2008, utilizing the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The internal controls over financial reporting for the following entities, which we acquired during the fiscal year ended September 30, 2008, were excluded from management’s assessment constituted approximately 1.6% of our consolidated assets as of September 30, 2008, and approximately 8.1% of our consolidated revenue for the fiscal year ended September 30, 2008.

Company	Acquisition Date

Vocada, Inc.	November 2, 2007
Viecore, Inc.	November 26, 2007
eScription, Inc.	May 20, 2008
Multi-Vision Communications Inc.	July 31, 2008
Philips Speech Recognition Services GmBH	September 26, 2008

Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2008 issued by BDO Seidman, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

On November 28, 2008, the Compensation Committee (the “Committee”) of the Board of Directors approved the following actions: (i) an increase in the annual performance bonus amount for Ms. McCann from 50% of her base salary to 60% of her base salary, (ii) amendments to two restricted stock awards previously issued to Mr. Hunt to provide for accelerated vesting of restricted stock units in the event Mr. Hunt’s employment is terminated by the Company without cause, and (iii) the payment of cash bonuses to executive officers in accordance with the terms of the Company’s previously disclosed fiscal 2008 employee bonus plan in the following amounts: Steve Chambers ($250,000), Jeanne McCann ($100,000), Paul Ricci ($345,000), John Shagoury ($100,000) and Tom Beaudoin ($31,500).

The Company’s board of directors has set the close of business on December 2, 2008 as the record date for shareholders entitled to receive notice of, and to vote at, the annual shareholders meeting scheduled for January 30, 2009. Nuance will send a definitive proxy statement to stockholders of record, which will contain important information about the meeting and the matters to be considered. Stockholders are urged to read the proxy statement when it becomes available. The meeting site and time will be communicated to shareholders in the proxy materials distributed for the annual meeting. The deadline for submitting a proposal pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, to be considered for inclusion in the Company’s proxy statement for the annual meeting and for submitting a “timely” proposal for purposes of Rule 14a-4(c) under the Exchange Act is December 12, 2008. In order for a proposal to be considered timely, it must be received by the Company on or prior to such date at its principal executive offices at 1 Wayside Road, Burlington, MA 01803. Proposals should be directed to the attention of the Secretary.

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

Item 10.	Directors, Executive Officers and Corporate Governance

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement.

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

Date: December 1, 2008	/s/ Paul A. Ricci Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: December 1, 2008	/s/ Thomas L. Beaudoin Thomas L. Beaudoin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 1, 2008	/s/ Daniel D. Tempesta Daniel D. Tempesta, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Date: December 1, 2008	/s/ Robert J. Frankenberg Robert J. Frankenberg, Director

Date: December 1, 2008	/s/ Jeffrey A. Harris Jeffrey A. Harris, Director

Date: December 1, 2008	/s/ William H. Janeway William H. Janeway, Director

Date: December 1, 2008	/s/ Katharine A. Martin Katharine A. Martin, Director

Date: December 1, 2008	/s/ Mark Myers Mark Myers, Director

Date: December 1, 2008	/s/ Philip Quigley Philip Quigley, Director

Date: December 1, 2008	/s/ Robert G. Teresi Robert G. Teresi, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Purchase Agreement, dated October 7, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.4	12/6/2002
2.2	Amendment No. 1 to Purchase Agreement, dated as of December 20, 2002, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.5	2/7/2003
2.3	Amendment No. 2 to Purchase Agreement, dated as of January 29, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	33-100647	2.6	2/7/2003
2.4	Agreement and Plan of Reorganization, dated April 23, 2003, by and among the Registrant, Spiderman Acquisition Corporation and SpeechWorks International, Inc.	S-4	33-106184	Annex A	6/17/2003
2.5	Agreement and Plan of Merger, dated as of May 4, 2004, as amended on May 28, 2004, by and among ScanSoft, Inc., Tennis Acquisition Corporation, Telelogue, Inc., Pequot Venture Partners II, L.P., PVP II Telelogue Prom Note 2 Grantor Trust, Palisade Private Partnership II, L.P., and NJTC Venture Fund SBIC LP, Martin Hale as stockholder representative and U.S. Bank National Association as escrow agent.	8-K	0-27038	2.1	6/30/2004
2.6	Agreement and Plan of Merger, dated as of November 14, 2004, by and among ScanSoft, Write Acquisition Corporation, ART Advanced Recognition Technologies, Inc., and with respect Article I, Article VII and Article IX only, Bessemer Venture Partners VI, LP, as stockholder representative.	8-K	0-27038	2.1	11/18/2004
2.7	Agreement and Plan of Merger, dated as of November 15, 2004, by and among Phonetic Systems, LTD., Phonetics Acquisition LTD., ScanSoft, and Magnum Communications Fund L.P., as stockholder representative.	8-K	0-27038	2.2	11/18/2004
2.8	Amended and Restated Agreement and Plan of Merger, made and entered into as of February 1, 2005, and effective as of November 15, 2004, by and among ScanSoft, Phonetics Acquisition Ltd., Phonetic Systems Ltd. and Magnum Communications Fund L.P., as Shareholder Representative.	8-K	0-27038	2.1	2/7/2005

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.9	Agreement and Plan of Merger by and among ScanSoft, Nova Acquisition Corporation, Nova Acquisition LLC, and Nuance Communications, Inc., dated May 9, 2005.	8-K	0-27038	1.1	5/10/2005
2.10	Agreement and Plan of Merger by and among Nuance Communications, Inc., Phoenix Merger Sub, Inc. and Dictaphone Corporation dated as of February 7, 2006.	8-K	0-27038	2.1	2/9/2006
2.11	Stock Purchase Agreement, dated as of June 21, 2007, by and among AOL LLC, Tegic Communications, Inc. and Nuance Communications, Inc.	8-K	0-27038	2.1	6/27/2007
2.12	Agreement and Plan of Merger by and among Nuance, Vicksburg Acquisition Corporation, Voice Signal Technologies, Inc., U.S. Bank National Association, as Escrow Agent, and Stata Venture Partners, LLC, as Stockholder Representative, dated as of May 14, 2007.	8-K	0-27038	2.1	5/18/2007
2.13	Agreement and Plan of Merger by and among Nuance Communications, Inc., Beryllium Acquisition Corporation, Beryllium Acquisition LLC and BeVocal, Inc. dated as of February 21, 2007.	8-K	0-27038	2.1	2/27/2007
2.14	Share Purchase Agreement dated March 13, 2007 by and among Nuance Communications, Inc., Bethany Advisors Inc., Focus Softek India (Private) Limited and U.S. Bank National Association, as Escrow Agent.	8-K	0-27038	2.1	3/28/2007
2.15	Agreement and Plan of Merger by and among Nuance Communications, Inc., Csonka Acquisition Corporation, Csonka Acquisition LLC, Commissure Inc., U.S. Bank National Association, as escrow agent, and Michael J. Mardini, as the shareholder representative dated as of September 28, 2007.	8-K	0-27038	2.1	10/4/2007
2.16	Agreement and Plan of Merger by and among Nuance Communications, Inc., Vineyard Acquisition Corporation, Vineyard Acquisition LLC, Vocada, Inc., U.S. Bank National Association, as Escrow Agent, and John Purtell, as Stockholder Representative, dated as of October 16, 2007.	8-K	0-27038	2.1	10/22/2007

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.17	Agreement and Plan of Merger by and among Nuance Communications, Inc., Vanhalen Acquisition Corporation, Vanhalen Acquisition LLC, Viecore, Inc., U.S. Bank National Association, as Escrow Agent, and Thoma Cressey Bravo, Inc., as Stockholder Representative, dated as of October 21, 2007.	8-K	0-27038	2.1	10/25/2007
2.18	Agreement and Plan of Merger by and among Nuance Communications, Inc., Csonka Acquisition Corporation, Csonka Acquisition LLC, Commissure, Inc., U.S. Bank National Association, as Escrow Agent, Stockholder Representative dated as of September 28, 2007.	8-K	0-27038	2.1	10/4/07
2.19	Agreement and Plan of Merger by and among Nuance Communications, Inc., Vineyard Acquisition Corporation, Vineyard Acquisition LLC, Vocada, Inc. and U.S. Bank National Association, as Escrow Agent, Stockholder Representative, dated as of October 16, 2007.	8-K	0-27038	2.1	10/22/07
2.20	Agreement and Plan of Merger by and among Nuance Communications, Inc., Van Halen Acquisition Corporation, Van Halen Acquisition LLC, Viecore, Inc., U.S. Bank National Association, as Escrow Agent, Shareholder Representative, dated as of October 21, 2007.	8-K	0-27038	2.1	10/27/07
2.21	Agreement and Plan of Merger by and among Nuance Communications, Inc., Easton Acquisition Corporation, Escription, Inc., U.S. Bank National Association, as Escrow Agent and Paul Egerman as Stockholder Representative, dated as of April 17, 2008.	8-K	0-27038	2.1	4/11/08
2.22	Purchase Agreement dated as of April 7, 2008 by and among Nuance Communications, Inc. and the Purchasers identified on Exhibit A (Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII, C.V.I., WP-WP VIII Investors, L.P.)	8-K	0-27038	2.2	4/11/08
2.23	Share Purchase Agreement (Relating to shares in Philips Speech Recognition Systems GmbH) between Koninklijke Philips Electronics N.V. and Nuance Communications, Inc. dated as of September 26, 2008.	8-K	0-27038	2.1	10/3/08

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.24	Agreement and Plan of Merger by and among Nuance Communications, Inc., SpeakEasy Acquisition Corporation, SpeakEasy Acquisition LLC, SNAPin Software, Inc., Thomas S. Huseby as Stockholder Representative and U.S. Bank National Association, as Escrow Agent, effective as of September 24, 2008.	8-K	0-27038	2.1	10/3/08
2.25	Amendment effective as of September 24, 2008, by and among Nuance Communications, Inc., SpeakEasy Acquisition Corporation, SpeakEasy Acquisition LLC, SNAPin Software, Inc., Thomas S. Huseby as Stockholder Representative and U.S. Bank National Association, as Escrow Agent.	8-K	0-27038	2.2	10/3/08
2.26	Amendment No. 1, dated as of November 20, 2007, by and among Nuance Communications, Inc., Vanhalen Acquisition Corporation, VanHalen Acquisition LLC, Viecore, Inc., and Thoma Cressey Bravo, Inc. as Shareholder Representative.	10-Q	0-27038	2.3	2/11/08
2.27	Amendment No. 2, dated as of November 29, 2007, by and among Nuance Communications, Inc. and Thoma Cressey Bravo, Inc. as the representative of the Company’s shareholders.	10-Q	0-27038	2.4	2/11/08
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Common Stock Purchase Warrant.	S-4	333-70603	Annex A	1/14/1999
4.3	Securities Purchase Agreement, dated March 19, 2004, by and among Xerox Imaging Systems, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., Warburg Pincus Germany Private Equity VIII K.G., and the Registrant.	10-Q	0-27038	4.1	5/10/2004

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.4	Stockholders Agreement, dated March 19, 2004, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	5/10/2004
4.5	Common Stock Purchase Warrants, dated March 15, 2004, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.3	5/10/2004
4.6	Stock Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex F	8/1/2005
4.7	Amended and Restated Stockholders Agreement, dated May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4/A	333-125496	Annex G	8/1/2005
4.8	Common Stock Purchase Warrants, dated May 9, 2005, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4	333-125496	4.11	6/3/2005
4.9	Securities Purchase Agreement, dated as of May 5, 2005, by and between the Registrant and Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I. and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.2	8/9/2005
4.10	Indenture, dated as of August 13, 2007, between Nuance Communications, Inc. and U.S. Bank National Association, as Trustee (including form of 2.75% Convertible Subordinated Debentures due 2027).	8-K	0-27038	4.1	8/17/2007

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci.*	S-8	333-49656	4.3	11/9/2000
10.4	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan.*	S-8	333-33464	10.4	3/29/2000
10.5	1993 Incentive Stock Option Plan, as amended.*	S-1	333-100647	10.17	10/21/2002
10.6	1995 Employee Stock Purchase Plan, as amended and restated on April 27, 2000.*	14A	0-27038	Annex D	4/13/2004
10.7	Amended and Restated 1995 Directors’ Stock Option Plan, as amended.*	14A	0-27038	10.2	3/17/2005
10.8	1997 Employee Stock Option Plan, as amended.*	S-1	333-100647	10.19	10/21/2002
10.9	1998 Stock Option Plan.*	S-8	333-74343	99.1	3/12/1999
10.10	Amended and Restated 2000 Stock Option Plan.*	14A	0-27038	10.1	3/17/2005
10.11	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.12	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.13	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.14	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.15	Nuance Communications, Inc. 1998 Stock Plan.*	S-8	333-128396	4.3	9/16/2005
10.16	Nuance Communications, Inc. 1994 Flexible Stock Incentive Plan.*	S-8	333-128396	4.4	9/16/2005
10.17	Form of Restricted Stock Purchase Agreement.*	10-K/A	0-27038	10.17	12/15/2006
10.18	Form of Restricted Stock Unit Purchase Agreement.*	10-K/A	0-27038	10.18	12/15/2006
10.19	Form of Stock Option Agreement.*	10-K/A	0-27038	10.19	12/15/2006
10.20	2005 Severance Benefit Plan for Executive Officers.*	10-Q	0-27038	10.1	5/10/2005
10.21	Officer Short-term Disability Plan.*	10-Q	0-27038	10.2	5/10/2005
10.22	Technology Transfer and License Agreement, dated as of January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	333-100647	10.30	2/7/2003
10.24	Letter, dated February 17, 2003, from the Registrant to Jeanne McCann regarding certain employment matters.*	10-Q	0-27038	10.1	5/15/2003
10.25	Employment Agreement, effective August 11, 2006, by and between the Registrant and Paul A. Ricci.*	8-K	0-27038	10.1	11/8/2006
10.26	Employment Agreement, dated March 9, 2004, by and between the Registrant and John Shagoury.*	10-Q	0-27038	10.1	8/9/2004

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.27	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters.*	10-Q	0-27038	10.2	8/9/2004
10.28	Letter, dated September 27, 2004, from the Registrant to James R. Arnold, Jr. regarding certain employment matters.*	10-K/A	0-27038	10.39	1/6/2005
10.29	Letter dated September 25, 2006, from the Registrant to Don Hunt regarding certain employment matters.	10-K/A	0-27038	10.29	12/15/2006
10.30	Registration Rights Agreement, dated as of August 13, 2007, among Nuance Communications, Inc. and Citigroup Global Markets Inc. and Goldman Sachs & Co.	8-K	0-27038	10.1	8/17/2007
10.31	Purchase Agreement, dated as of August 7, 2007, by and among Nuance Communications, Inc., Citigroup Global Markets Inc. and Goldman, Sachs & Co.	8-K	0-27038	10.1	8/9/2007
10.32	Amended and Restated Credit Agreement dated as of April 5, 2007, among Nuance Communications, Inc., the Lenders party thereto from time to time, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC and Banc Of America Securities LLC, as co-arrangers, and Citigroup Global Markets INC., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as joint bookrunners.	8-K	0-27038	10.1	4/11/2007
10.33	Amendment Agreement, dated as of April 5, 2007, among Nuance, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, INC., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, the Lenders, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, Credit Suisse Securities (USA) LLC, as joint bookrunner and co-arranger, and Banc Of America Securities LLC, as co-arranger.	8-K	0-27038	10.2	4/11/2007
10.34	Increase Joinder, dated as of August 24, 2007, by and among Nuance Communications, Inc. and the other parties identified therein, to the Amended and Restated Senior Secured Credit Facility dated as of April 5, 2007.	8-K	0-27038	10.1	8/30/2007

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.35	Stock Option Agreement, dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007
10.36	Restricted Stock Purchase Agreement (Performance Based Vesting), dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007
10.37	Restricted Stock Purchase Agreement (Time Based Vesting), dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007
10.38	Amended and Restated 2000 Stock Plan.	8-K	0-27038	10.1	3/15/2007
10.39	Letter, dated June 3, 2008, from the Registrant to Thomas L. Beaudoin regarding certain employment matters.					X
14.1	Registrant’s Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO Seidman, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

*	Denotes management compensatory plan or arrangement