Form 10-Q
period 2008-12-31
Nuance Communications, Inc.
filed 2009-02-09
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27038

NUANCE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3156479 (I.R.S. Employer Identification No.)

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

263,185,133 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of January 31, 2009.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1.	Financial Statements

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Revenue:
Product and licensing	$85,575	$97,936
Professional services, subscription and hosting	90,192	62,420
Maintenance and support	41,067	34,668

Total revenue	216,834	195,024

Cost of revenue:
Product and licensing	8,757	11,585
Professional services, subscription and hosting	58,482	44,824
Maintenance and support	7,043	7,445
Amortization	8,018	4,987

Total cost of revenue	82,300	68,841

Gross profit	134,534	126,183

Operating expenses:
Research and development	31,013	27,846
Sales and marketing	61,246	56,007
General and administrative	30,257	25,235
Amortization	17,348	11,499
Restructuring and other charges (credits), net	2,098	2,152

Total operating expenses	141,962	122,739

Income (loss) from operations	(7,428)	3,444
Other income (expense):
Interest income	1,420	1,654
Interest expense	(13,158)	(15,285)
Other income (expense), net	6,227	(613)

Loss before income taxes	(12,939)	(10,800)
Provision for income taxes	11,611	4,625

Net loss	$(24,550)	$(15,425)

Net loss per share:
Basic and diluted	$(0.10)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	236,237	194,528

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$239,359	$261,540
Marketable securities	—	56
Accounts receivable, less allowance for doubtful accounts of $8,186 and $6,925	183,846	203,542
Acquired unbilled accounts receivable	11,990	14,457
Inventories, net	7,897	7,152
Prepaid expenses and other current assets	35,610	26,833
Deferred tax assets	1,695	1,703

Total current assets	480,397	515,283

Land, building and equipment, net	52,666	46,485
Goodwill	1,789,024	1,655,773
Intangible assets, net	670,188	585,023
Other assets	39,749	43,635

Total assets	$3,032,024	$2,846,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$6,944	$7,006
Contingent and deferred acquisition payments	84,100	113,074
Accounts payable	55,066	31,517
Accrued expenses and other current liabilities	109,602	102,099
Accrued business combination costs	10,620	9,166
Deferred maintenance revenue	79,667	80,521
Unearned revenue and customer deposits	74,504	38,381

Total current liabilities	420,503	381,764

Long-term portion of debt and capital leases	892,725	894,184
Long-term portion of accrued business combination costs	29,507	32,012
Long-term deferred revenue	18,548	18,134
Deferred tax liability	41,189	46,745
Other long-term liabilities	57,609	48,452

Total liabilities	1,460,081	1,421,291

Commitments and contingencies (Notes 4, 5 and 18)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 245,379 and 232,592 shares issued and 242,149 and 229,370 shares outstanding	245	229
Additional paid-in capital	1,846,158	1,658,515
Treasury stock, at cost (3,230 and 3,222 shares)	(16,136)	(16,070)
Accumulated other comprehensive (loss) income	(3,269)	12,739
Accumulated deficit	(259,686)	(235,136)

Total stockholders’ equity	1,571,943	1,424,908

Total liabilities and stockholders’ equity	$3,032,024	$2,846,199

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(24,550)	$(15,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	4,570	3,708
Amortization of intangible assets	25,366	16,486
Bad debt provision	1,627	725
Share-based payments	16,987	15,175
Unrealized gain on foreign currency forward contracts	(8,049)	—
Deferred tax provision	6,420	2,812
Other	1,366	1,307
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	22,735	21,202
Inventories	(766)	1,066
Prepaid expenses and other assets	(4,698)	4,354
Accounts payable	21,883	(7,581)
Accrued expenses and other liabilities	10,878	1,274
Deferred maintenance revenue, unearned revenue and customer deposits	6,993	(4,112)

Net cash provided by operating activities	80,762	40,991

Cash flows from investing activities:
Capital expenditures	(8,608)	(3,264)
Payments for acquisitions, net of cash acquired	(37,353)	(16,957)
Proceeds from maturities of marketable securities	56	1,999
Payments for equity investment	(159)	(2,172)
Payments for purchase or license of technology and capitalized patent defense costs	(50,000)	(2,188)
Change in restricted cash balances	—	297

Net cash used in investing activities	(96,064)	(22,285)

Cash flows from financing activities:
Payments of debt and capital leases	(1,766)	(2,330)
Purchases of treasury stock	(66)	(652)
Payments of other long-term liabilities	(2,369)	(2,931)
Proceeds from issuance of common stock, net of issuance costs	—	131,455
Proceeds from issuance of common stock from employee stock options and purchase plan	737	3,236
Cash used to net share settle employee equity awards	(2,652)	(8,802)

Net cash provided by (used in) financing activities	(6,116)	119,976

Effects of exchange rate changes on cash and cash equivalents	(763)	691

Net increase (decrease) in cash and cash equivalents	(22,181)	139,373
Cash and cash equivalents at beginning of period	261,540	184,335

Cash and cash equivalents at end of period	$239,359	$323,708

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

The consolidated financial statements include the accounts of the company and our wholly-owned subsidiaries. We prepared these unaudited interim consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim periods. In our opinion, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position for the periods disclosed. Intercompany transactions have been eliminated.

Certain amounts presented in prior periods’ consolidated financial statements have been reclassified to conform to the current periods’ presentation. Proceeds from employee stock options and purchase plans and cash used to net share settle employee equity awards are now presented as two separate line items in the Statement of Cash Flows, whereas they were previously presented within net proceeds from issuance of common stock under employee share-based payment plans.

On October 1, 2008, we acquired SNAPin Software, Inc., a developer of self service software for mobile devices. Refer to Note 4 for additional information.

Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with GAAP has been omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Interim results are not necessarily indicative of the results that may be expected for a full year.

2.	Accounting Changes

We made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, other than our adoption of Financial Accounting Standards Board Statement No. 157, Fair Value Measurements and related FASB staff positions. We have provided more information about our application of SFAS 157 in Note 8.

Recently Issued Accounting Standards

In June 2008, the Emerging Issues Task Force issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. It provides guidance in assessing whether these instruments are indexed to our own stock, and therefore whether to account for the instruments under SFAS 133, Accounting For Derivative Instruments and Hedging Activities and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are evaluating the potential impact of EITF 07-5.

In May 2008, the FASB issued Staff Position No. 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion. This FSP requires us to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects our nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for convertible debt instruments that require or permit settlement in cash and/or shares at the issuer’s option. FSP 14-1 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. FSP 14-1 must be applied retrospectively to all periods presented. We are evaluating the potential impact of FSP 14-1.

In April 2008, the FASB issued FSP 142-3 Determination of the Useful Life of Intangible Assets. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This FSP is intended to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 and other standards. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. We are evaluating the potential impact of FSP 142-3.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP will be effective in the first quarter of fiscal 2010. We believe FSP 157-2 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations. It changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and may not be adopted early.

3.	Comprehensive Loss

The components of comprehensive loss are as follows (table in thousands):

	Three Months Ended
	December 31,
	2008	2007

Net loss	$(24,550)	$(15,425)
Other comprehensive income:
Foreign currency translation adjustment	11,790	3,485
Net unrealized gain (loss) on cash flow hedge derivatives	4,219	(691)
Net unrealized gains on investments	—	2

Other comprehensive income	16,009	2,796

Total comprehensive loss	$(8,541)	$(12,629)

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Business Acquisitions

Acquisition of SNAPin

On October 1, 2008, we acquired all of the outstanding capital stock of SNAPin, a developer of self service software for mobile devices, to expand our Mobile-Enterprise offerings. The results of operations of SNAPin have been included in our financial statements since the date of acquisition. The assets acquired and liabilities assumed must be recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. We are finalizing the valuation of the assets acquired and liabilities assumed and therefore the fair values set forth below are subject to adjustment as additional information is obtained. A summary of the preliminary purchase price allocation is as follows (table in thousands):

Total purchase consideration:
Common stock(a)	$150,638
Stock options and restricted stock units assumed	11,523
Transaction costs	2,876

Total purchase consideration	$165,037

Allocation of the purchase consideration:
Current assets	$6,084
Other assets	2,971
Deferred tax asset(c)	15,913
Identifiable intangible assets	60,700
Goodwill	125,483

Total assets acquired	211,151
Current liabilities	(1,918)
Deferred tax liability(c)	(15,913)
Deferred revenue(b)	(28,283)

Total liabilities assumed	(46,114)

Net assets acquired	$165,037

(a)	Approximately 9.5 million shares of our common stock were issued and valued at $15.81 per share. Additionally, 1.1 million shares of our common stock valued, at $17.5 million, have been placed in escrow and have been excluded from purchase consideration until the satisfaction of the contingency. See additional discussion in Note 5.

(b)	We assumed significant legal performance obligations related to acquired customer contracts. We estimate the fair market value of the obligations in accordance with the provision of EITF 01-03, Accounting in a Business Combination for Deferred Revenue of Acquiree. The fair value of the legal performance obligations remaining to be delivered was approximately $56.8 million at the date of acquisition, and the remaining cash to be collected on these contracts was approximately $28.5 million.

(c)	We recorded a deferred tax liability as a result of purchase accounting associated with SNAPin. This results in an increase of the net deferred tax asset and a reduction of the corresponding valuation allowance in the consolidated group. Therefore, there is no impact on goodwill related to the deferred tax liability.

We assumed vested and unvested stock awards to receive options for the purchase of 1,258,708 shares of our common stock and restricted stock units that were converted into 299,446 shares of our common stock. The fair value of the assumed vested stock options and restricted stock units as of the date of acquisition are included in the purchase price above. The fair value of the assumed vested stock options is calculated under the Black-Scholes option pricing model, with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 55.5%; average risk-free interest rate of 2.8%; and an expected term of 4.8 years. Assumed unvested

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options and restricted stock units as of the date of acquisition will be recorded as shared-based compensation expense over the requisite service period as disclosed in Note 15.

Customer relationships are amortized based upon patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (table in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$21,100	10.8
Core and completed technology	39,000	10.0
Non-compete agreements	600	5.0

Total	$60,700

Acquisition of PSRS

On September 26, 2008, we acquired Philips Speech Recognition Systems GMBH (“PSRS”), a business unit of Royal Philips Electronics, for total consideration of $102.5 million, consisting of: cash consideration of €66.0 million, which equates to $96.6 million based on the exchange rate as of the acquisition date, and transaction costs of $5.9 million. $31.6 million was paid on the acquisition date and the remaining €44.3 million ($64.0 million based on the exchange rate as of September 30, 2008) is due on September 21, 2009. The purchase price is subject to adjustment (increase or decrease), based on a working capital adjustment provision contained in the share purchase agreement. We are currently discussing the final working capital adjustment with the former shareholders of PSRS and expect that the final measurement will be completed in fiscal 2009. We are finalizing the valuation of the assets acquired and liabilities assumed which are subject to adjustment as additional information is obtained.

The following table shows unaudited pro forma results of operations as if we had acquired SNAPin, PSRS, eScription, Inc., and Viecore, Inc. on October 1, 2007 (table in thousands, except per share data):

	Three Months Ended
	December 31,
	2008	2007

Revenue	$216,834	$229,861
Net loss	(24,550)	(26,948)
Net loss per basic and diluted share	$(0.10)	$(0.12)

5.	Deferred and Contingent Acquisition Payments

Earnout Payments

In connection with our acquisition of Phonetic Systems Ltd. we agreed to pay up to $35.0 million of additional consideration if certain financial and performance targets were met. We have notified the former shareholders of Phonetic that these targets were not achieved. Accordingly, we have not recorded any obligations relative to these measures. The former shareholders of Phonetic have objected to this determination and have filed for arbitration.

During fiscal 2008, we amended the earnout provisions set forth in the merger agreement related to the acquisition of Mobile Voice Control, Inc. such that the former shareholders of MVC were eligible to earn the remaining calendar 2007 earnout amount, consists of 188,962 shares, if certain conditions were met at December 31, 2008. As of December 31, 2008, we determined that 188,962 shares had been earned. The total value of the shares was $3.0 million, of which $1.0 million was recorded to goodwill as incremental purchase price during fiscal 2008, and the remaining $2.0 million was amortized as compensation expense from May 2008 to December 2008. In November 2008, a second amendment to the merger agreement was signed pursuant to which the earnout period for

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the calendar 2008 earnout was extended, such that 377,964 and 755,929 shares may now be earned based on the achievement of calendar 2008 and 2009 targets, respectively. The stock payments, if any, that are made based on the provisions of this second amendment will be recorded to goodwill, as incremental purchase price. As of December 31, 2008, we have not recorded any obligation relative to the second amendment.

During the three months ended December 31, 2008, we paid to the former shareholders of BeVocal, Inc. $46.1 million, of which $40.2 million was paid in cash and $5.9 million was paid in stock to satisfy our contingent earnout obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

In connection with the acquisition of Commissure, Inc. we agreed to make contingent earnout payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years ended September 30, 2008, 2009 and 2010. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. As of December 31, 2008, we have not recorded any obligation relative to these measures.

In connection with our acquisition of Vocada, Inc. we agreed to make contingent earnout payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. Any payments may be made in the form of cash or shares of our common stock at our sole discretion. As of December 31, 2008, we have not recorded any obligation relative to these measures.

In connection with our acquisition of Multi-Vision Communications, Inc. we agreed to make contingent earnout payments of up to $15.0 million upon the achievement of certain financial targets for the period from August 1, 2008 to July 31, 2009. $10.0 million of the earnout is further conditioned on the continued employment of certain Multi-Vision employees. Accordingly, up to $10.0 million of any earnout payments will be recorded as compensation expense, and up to $5.0 million will be recorded as additional purchase price and allocated to goodwill. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. As of December 31, 2008, we have not recorded any obligation or related compensation expense relative to these measures.

In connection with our acquisition of SNAPin, we agreed to make a contingent earnout payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. Additionally, we would be required to issue earnout consideration to SNAPin option holders. This option earnout consideration, if earned, is payable at our sole discretion, in cash, stock or additional options to purchase common stock. The total value of this option earnout consideration may aggregate up to $2.5 million which will be recorded as compensation expense over the service period, if earned. These earnout payments, if any, would be payable upon the final measurement of the performance targets. As of December 31, 2008, we have not recorded any obligation or related compensation expense relative to these measures.

Escrow Arrangements

The following escrow arrangements have not been released as of December 31, 2008 (table in thousands):

	Scheduled Escrow		Shares to be
	Release Date	Cash Payment	Issued

Focus(a)	March 26, 2008	$5,800	n/a
BeVocal(b)	July 24, 2008	n/a	1,225
Vocada	February 2, 2009	n/a	56
Viecore	February 26, 2009	n/a	585
eScription	May 20, 2009	n/a	1,124
SNAPin	October 1, 2009	n/a	1,107

Total		$5,800	4,097

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts are being held in escrow after their initially scheduled release date:

(a) We filed a claim against the Focus escrow related to the breach of certain representations and warranties made in the share purchase agreement. We determined that the entire escrow will be paid to either satisfy liabilities indemnified under the agreement or paid to the former shareholders. Accordingly, the escrow was reclassified to goodwill during fiscal 2008.

(b) We filed a claim against the BeVocal escrow related to the breach of certain representations and warranties made in the merger agreement. We expect the entire amount to remain in escrow until the settlement of the contingent liabilities is finalized. At that time, any shares distributable to the former BeVocal shareholders would be accounted for as an increase to purchase price.

We guaranteed a minimum market value of the shares held in escrow in connection with our acquisitions of Viecore and eScription. When the Viecore escrow shares are released, if the market value of our stock is less than $20.43 per share, we must pay the difference in cash, up to a maximum of $1.8 million. When the eScription escrow shares are released, if the market value of our stock is less than $17.7954 per share, we must pay the difference in cash, up to a total of $5.0 million. Based on the closing market value of our stock on December 31, 2008, $10.36, we would be required to pay a total of $6.8 million, which would be recorded as a reduction of additional paid in capital.

In connection with our acquisition of Multi-Vision, we may be required to pay an additional $1.0 million pursuant to holdback provisions which are scheduled to end on October 31, 2009. This amount is payable in stock or cash solely at our discretion. If paid in stock, the number of shares payable is based on a formula, as defined in the share purchase agreement, which will approximate our stock price at that time.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the three months ended December 31, 2008, are as follows (table in thousands):

Balance as of September 30, 2008	$1,655,773
Goodwill acquired — SNAPin	125,483
Other purchase accounting adjustments	18,189
Effect of foreign currency translation	(10,421)

Balance as of December 31, 2008	$1,789,024

Goodwill adjustments recorded during the three months ended December 31, 2008 consisted primarily of the following increases: $18.7 million of additional purchase price upon our election to treat our acquisition of eScription as an asset purchase under provisions contained in the Internal Revenue Code of 1986, as amended, $7.3 million related to the estimated fair value of contingent liabilities assumed in connection with our acquisition of Viecore and $4.6 million related to the recording of escrow shares in connection with our acquisitions of Commissure and Vocada. These increases to goodwill were partially offset by a $9.7 million reversal of assumed deferred tax liabilities as a result of our election to treat eScription as an asset purchase and a $2.2 million decrease in accrued transaction costs.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following (table in thousands):

	At December 31, 2008
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Life
				(Years)

Customer relationships	$521,333	$(108,503)	$412,830	7.4
Technology and patents	282,490	(62,477)	220,013	13.1
Tradenames and trademarks	9,528	(3,920)	5,608	6.0
Non-compete agreements	5,668	(1,731)	3,937	3.0

Subtotal	819,019	(176,631)	642,388
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$846,819	$(176,631)	$670,188

Estimated amortization expense for intangible assets for each succeeding year is as follows (table in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2009 (January 1, 2009 to September 30, 2009)	$27,854	$55,560	$83,414
2010	35,271	70,715	105,986
2011	34,119	64,842	98,961
2012	30,531	56,992	87,523
2013	25,609	48,769	74,378
2014	18,996	43,510	62,506
Thereafter	47,633	81,987	129,620

Total	$220,013	$422,375	$642,388

In December 2008, we acquired a speech-related patent portfolio from a third party and a royalty free paid-up perpetual license providing us with access to and use of the party’s speech-related source code for an aggregate purchase price of $50 million. The weighted average useful life related to these acquired assets is 8.7 years. At the same time, we entered into an arrangement to procure the services of certain engineers to support the integration of the acquired technology into our products. We agreed to pay an additional license fee of up to $20 million if certain revenue growth targets are met in calendar 2009. Any additional license fee is payable in cash or stock at our sole discretion on March 1, 2010. As of December 31, 2008, we have not recorded any obligation relative to these additional license fees.

7.	Financial Instruments and Hedging Activities

We use financial instruments to manage our interest rates and foreign exchange risk. We follow SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities, for certain designated forward contracts and interest rate swaps.

Interest Rate Swap Agreements

In conjunction with the $355 million term loan entered into on March 31, 2006, we entered into a $100 million interest rate swap. During the three months ended December 31, 2008, we entered into two additional interest rate swaps. On December 31, 2008, we held three interest rate swap agreements, all of which have been designated as cash flow hedges. These swaps have an aggregate notional amount of $300 million, interest rates ranging from

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.09% to 5.19% and expire in March 2009, October 2010 and November 2010, respectively. There are aggregate cumulative unrealized losses of $5.1 million and $0.9 million as of December 31, 2008 and September 30, 2008, respectively, related to these interest swap agreements. These unrealized losses are included in other current and long-term liabilities in our balance sheets with the offset recorded in other comprehensive income (loss).

Forward Currency Contracts Designated as Cash Flow Hedges

On December 31, 2008, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars. These contracts are designated as cash flow hedges and have an aggregate notional amount of 22.4 million Canadian Dollars. The contracts settle each month starting February 11, 2009 through September 11, 2009. There were no cumulative gains or losses as of December 31, 2008.

Other Derivative Activities

We also have foreign currency contracts that are not designated as hedges under SFAS 133. Changes in fair value of foreign currency contracts not qualifying as hedges are reported in net earnings as part of other income (expense), net. During the three months ended December 31, 2008, we entered into foreign currency forward contracts to offset foreign currency exposure on the deferred acquisition payment of €44.3 million related to our acquisition of PSRS, resulting in a gain of $8.1 million which is recorded in other income (expense), net in the accompanying statements of operations. The foreign currency contracts mature on September 21, 2009.

8.	Fair Value Measures

We adopted the provisions of SFAS 157 Fair Value Measurements on October 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS 157 establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 consisted of (table in thousands):

	December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Money Market(a)	$131,185	$—	$—	$131,185
US government agency securities(a)	50,136	—	—	50,136
Foreign currency exchange contracts(b)	—	62,449	—	62,449

Total assets at fair value	$181,321	$62,449	$—	$243,770

Liabilities:
Interest rate swaps(c)	$—	$5,097	$—	$5,097

Total liabilities at fair value	$—	$5,097	$—	$5,097

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Money market funds and US government agency securities are valued at quoted market prices in active markets.

(b)	The fair value of our foreign currency exchange contracts are based on observable inputs for similar derivative instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

(c)	The fair value of interest rate swaps are based on our current settlement values.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our cost-method investments, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not record any impairment charges for these assets during the three months ending December 31, 2008.

9.	Inventories

Inventories, net of allowances, consist of (table in thousands):

	December 31,	September 30,
	2008	2008

Components and parts	$5,147	$4,429
Inventory at customers	1,440	1,585
Finished products	1,310	1,138

Total	$7,897	$7,152

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of (table in thousands):

	December 31,	September 30,
	2008	2008

Compensation	$43,097	$45,316
Sales and marketing incentives	4,988	16,047
Professional fees	7,743	8,574
Acquisition costs and liabilities	4,779	5,009
Income taxes payable	10,503	4,705
Other	38,492	22,448

Total	$109,602	$102,099

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Accrued Business Combination Costs

Activity related to accrued business combination costs for the three months ended December 31, 2008, is as follows (table in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2008	$41,178	$—	$41,178
Charged to restructuring and other expense	87	—	87
Imputed interest expense	462	—	462
Charged to goodwill	(527)	1,529	1,002
Cash payments, net of sublease receipts	(2,664)	62	(2,602)

Balance at December 31, 2008	$38,536	$1,591	$40,127

During the three months ended December 31, 2008, we recorded a $1.0 million increase in goodwill, consisting of $1.9 million related to the elimination of personnel and facility in Austria in connection with our acquisition of PSRS, offset by $0.9 million reduction in accrued business combination costs due to a change in the estimate of sublease income associated with a facility we assumed as part of the eScription acquisition.

Accrued business combination costs are presented on the balance sheets as follows (table in thousands):

	December 31,	September 30,
	2008	2008

Reported as:
Current	$10,620	$9,166
Long-term	29,507	32,012

Total	$40,127	$41,178

12.	Restructuring and Other Charges (Credits), net

In the first quarter of fiscal 2009, we recorded charges of $2.1 million, of which $2.0 million related to the elimination of approximately 80 personnel across multiple functions within our company and the remaining amount related to adjustments to fiscal 2008 restructuring programs based on actual payments.

Activity relating to restructuring and other charges (credit), net for the three months ended December 31, 2008 was as follows (table in thousands):

	Personnel	Facilities	Other	Total

Balance at September 30, 2008	$366	$759	$1,393	$2,518
Restructuring and other charges	1,990	26	(5)	2,011
Cash payments	(1,256)	(190)	(1,388)	(2,834)

Balance at December 31, 2008	$1,100	$595	$—	$1,695

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Credit Facilities and Debt

Our borrowing obligations were comprised of (table in thousands):

	December 31,	September 30,
	2008	2008

Expanded 2006 Credit Facility	$655,288	$656,963
2.75% Convertible Debentures (net of unamortized debt discount of $6.0 million and $6.3 million, respectively)	243,973	243,699
Obligations under capital leases	293	489
Other	115	39

Total long-term debt	899,669	901,190
Less: current portion	6,944	7,006

Non-current portion of long-term debt	$892,725	$894,184

Expanded 2006 Credit Facility

We have a credit facility which consists of a $75 million revolving credit line, reduced by outstanding letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Expanded 2006 Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of December 31, 2008, there were $16.8 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of December 31, 2008, we are in compliance with the covenants under the Expanded 2006 Credit Facility.

As of December 31, 2008, based on our leverage ratio, the applicable margin for our term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. This results in an effective interest rate of 3.44%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2009 as no excess cash flow, as defined, was generated in fiscal 2008. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (table in thousands):

Year Ending September 30,	Amount

2009 (January 1, 2009 to September 30, 2009)	$5,025
2010	6,700
2011	6,700
2012	6,700
2013 (maturity)	630,163

Total	$655,288

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in August 2027. As of December 31, 2008, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Net Income (Loss) Per Share

Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 18.8 million shares and 24.9 million shares for the three months ended December 31, 2008 and 2007, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

15.	Share-Based Payments

The consolidated statements of operations includes the following share-based payments (table in thousands):

	Three Months Ended
	December 31,
	2008	2007

Cost of revenue — product and licensing	$2	$4
Cost of revenue — professional services, subscription and hosting	1,780	1,604
Cost of revenue — maintenance and support	150	326
Research and development	2,690	3,584
Sales and marketing	7,331	5,040
General and administrative	5,034	4,617

Total	$16,987	$15,175

Stock Options

The table below summarizes stock option activity for the three months ended December 31, 2008:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2008	14,996,514	$7.47
Assumed in acquisition of SNAPin	1,258,708	$3.48
Granted	—	—
Exercised	(301,638)	$2.44
Forfeited	(758,370)	$17.15
Expired	(90,993)	$10.33

Outstanding at December 31, 2008	15,104,221	$6.74	4.4 years	$68.6 million

Exercisable at December 31, 2008	11,246,958	$5.45	3.9 years	$59.9 million

Exercisable at December 31, 2007	11,123,315	$4.48	4.5 years	$157.9 million

(1)	Aggregate intrinsic value was calculated based on the positive difference between the closing market value of our common stock on December 31, 2008 ($10.36) and the exercise price of the underlying options.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the total unamortized fair value of stock options was $35.6 million with a weighted average remaining recognition period of 1.8 years. A summary of weighted-average grant-date (including assumed options) fair value and intrinsic value of stock options exercised is as follows:

	Three Months Ended
	December 31,
	2008	2007

Weighted-average grant-date fair value per share	$13.78	$9.38
Total intrinsic value of stock options exercised (in millions)	$2.17	$11.02

We use the Black-Scholes option pricing model to calculate the grant-date fair value of options. The fair value of options granted and unvested options assumed from acquisition during the three months ended December 31, 2008 and 2007 were calculated using the following weighted-average assumptions:

	Three Months Ended
	December 31,
	2008	2007

Dividend yield	0.0%	0.0%
Expected volatility	58.1%	50.1%
Average risk-free interest rate	3.1%	4.3%
Expected term (in years)	6.2	4.8

Restricted Awards

Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to restricted units for the three months ended December 31, 2008:

	Number of Shares	Number of Shares
	Underlying	Underlying
	Restricted Stock	Restricted Stock
	Units —	Units — Time Based
	Contingent Awards	Awards

Outstanding at September 30, 2008	2,414,524	6,857,524
Assumed in acquisition of SNAPin	—	299,446
Granted	390,667	1,338,943
Vested and released	(180,283)	(1,171,340)
Forfeited	(509,374)	(549,883)

Outstanding at December 31, 2008	2,115,534	6,774,690

Weighted average remaining contractual term of outstanding restricted stock units	1.4 years	1.4 years
Aggregate intrinsic value of outstanding restricted stock units	$21.9 million	$70.2 million
Restricted stock units vested and expected to vest	1,851,420	6,005,639

Weighted average remaining contractual term of restricted stock units vested and expected to vest	1.4 years	1.3 years
Aggregate intrinsic value of restricted stock units vested and expected to vest(1)	$19.2 million	$62.2 million

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Aggregate intrinsic value was calculated based on the positive difference between the closing market value of our common stock on December 31, 2008 ($10.36) and the purchase price of the underlying restricted stock units.

As of December 31, 2008, unearned share-based payment expense related to unvested restricted stock units is $103.2 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.8 years. A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of restricted stock units vested is as follows:

	Three Months Ended
	December 31,
	2008	2007

Weighted-average grant-date fair value per share	$9.59	$19.32
Total intrinsic value of shares vested (in millions)	$13.60	$19.94

Restricted stock is included in the issued and outstanding common stock at the date of grant. The table below summarizes activity relating to restricted stock for the three months ended December 31, 2008:

	Number of Shares	Weighted Average
	Underlying	Grant Date
	Restricted Stock	Fair Value

Outstanding at September 30, 2008	625,070	$10.90
Granted	—	—
Vested	(70)	$8.12
Forfeited	—	—

Outstanding at December 31, 2008	625,000	$10.90

As of December 31, 2008, unearned share-based payment expense related to unvested restricted stock is $1.0 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 0.6 years. A summary of weighted-average grant-date fair value and intrinsic value of restricted stock vested is as follows:

	Three Months Ended
	December 31,
	2008	2007

Weighted-average grant-date fair value per share	n/a	n/a
Total intrinsic value of shares vested (in millions)	$0.01	$15.31

16.	Pension and Other Post-retirement Benefit Plans

The net periodic benefit cost associated with pension and other post-retirement plans for the three months ended December 31, 2008 and 2007 was composed of (table in thousands):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Interest cost	279	333	10	10
Expected return on plan assets	(252)	(399)	—	—
Amortization of unrecognized gain	11	(11)	(10)	(10)

Net period benefit cost	$38	$(77)	$—	$—

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes

The effective tax rate was (89.7%) and (42.6%) for the three months ended December 31, 2008 and 2007, respectively. The change in the effective tax rate primarily relates to a tax provision charge resulting from an asset purchase tax election made in connection with the eScription acquisition.

The income tax provision of $11.6 million for the quarter ended December 31, 2008 includes foreign and state income tax provisions. No tax benefit has been recognized for the U.S. losses as realization is not more likely than not. Included in the tax provision is a charge related to the reversal of an $8.0 million tax benefit recorded in the fourth quarter of fiscal 2008. This benefit related to a Massachusetts tax law change, which was previously required to be recorded when the eScription acquisition was treated as a stock purchase and is now reversed as a result of the asset purchase election.

At December 31, 2008 and September 30, 2008, the liability for income taxes associated with uncertain tax positions was $2.7 million. Included in the liability is approximately $0.8 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that would be offset through goodwill. The Company does not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

As of December 31, 2008, we had cumulatively accrued $0.4 million of interest and penalties related to uncertain tax positions. Interest and penalties included in the provision for income taxes were not material in all periods presented.

18.	Commitments and Contingencies

Operating Leases

Gross future minimum payments under non-cancelable operating leases on December 31, 2008 (table in thousands):

			Other
			Contractual
	Operating	Leases Under	Obligations
Year Ending September 30,	Leases	Restructuring	Assumed	Total

2009 (January 1, 2008 to September 30, 2008)	$12,496	$2,045	$10,301	$24,842
2010	15,073	1,791	14,186	31,050
2011	13,703	1,031	14,733	29,467
2012	12,640	600	13,172	26,412
2013	11,867	313	3,102	15,282
2014	9,640	—	4,703	14,343
Thereafter	21,162	—	7,916	29,078

Total	$96,581	$5,780	$68,113	$170,474

At December 31, 2008, we had subleased certain office space included in the above table to third parties. Total sub-lease income under contractual terms is $22.8 million and ranges from approximately $1.7 million to $4.6 million on an annual basis through February 2016.

Litigation and Other Claims

We have, from time to time, been notified of claims that we may be infringing, or contributing to the infringement of, the intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. There is no assurance that licenses will be offered by all claimants, that the terms of any

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offered licenses will be acceptable to us or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may require us to pay damages.

In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased former Nuance Communications, Inc., which we acquired in September 2005, stock between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of the Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement called for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement was not expected to have any material impact upon the Company, as payments, if any, were expected to be made by insurance carriers, rather than by the Company. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. The plaintiffs in the case have since filed amended master allegations and amended complaints. On March 26, 2008, the Court largely denied the defendant’s motion to dismiss the amended complaints. We intend to defend the litigation vigorously and believe we have meritorious defenses to the claims against Former Nuance.

We believe the final outcome of the above litigation matter will not have a material adverse effect on our financial position and results of operations. However, even if our defense is successful, the litigation could require significant management time and will be costly. Should we not prevail, our operating results, financial position and cash flows could be adversely impacted.

Guarantees and Other

We include indemnification provisions in the contracts we enter into with customers and business partners. Generally, these provisions require us to defend claims arising out of our products’ infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct. The indemnity obligations generally cover damages, costs and attorneys’ fees arising out of such claims. In most, but not all, cases, our total liability under such provisions is limited to either the value of the contract or a specified, agreed upon amount. In some cases our total liability under such provisions is unlimited. In many, but not all, cases, the term of the indemnity provision is perpetual. While the maximum potential amount of future payments we could be required to make under all the indemnification provisions is unlimited, we believe the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.

We indemnify our directors and officers to the fullest extent permitted by law. These agreements, among other things, indemnify directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by such persons in their capacity as a director or officer of the company, regardless of whether the individual is serving in any such capacity at the time the liability or expense is incurred. Additionally, in connection with certain acquisitions we have agreed to indemnify the former officers and members of the boards of directors of those companies, on similar terms as described above, for a period of six years from the acquisition date. In certain cases

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we purchase director and officer insurance policies related to these obligations, which fully cover the six year periods. To the extent that we do not purchase a director and officer insurance policy for the full period of any contractual indemnification, we would be required to pay for costs incurred, if any, as described above.

At December 31, 2008, we had $4.7 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders in backlog.

19.	Segment and Geographic Information and Significant Customers

We follow the provisions of SFAS 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments. SFAS 131 also established standards for disclosures about products, services and geographic areas. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer.

We have several groups that oversee the core markets where we conduct business. Beginning in fiscal 2009, these groups were referred to as Mobile-Enterprise, Healthcare-Dictation, and Imaging. Each of these groups has a president who has direct responsibility and oversight relating to go-to-market strategies and plans, product management and product marketing activities. These groups do not directly manage centralized or shared resources or the allocation decisions regarding the activities related to these functions, which include sales and sales operations, certain research and development initiatives, business development and all general and administrative activities. The chief executive officer directly oversees each of the presidents, as well as each of the functions that provide the shared and centralized activities noted above. To manage the business, allocate resources and assess performance, the primary information used by the chief operating decision maker are revenue data by market, consolidated gross margins and consolidated operating margins. Based on our review, we have determined that we operate in one segment.

Revenue attributable to these groups was as follows (table in thousands):

	Three Months Ended
	December 31,
	2008	2007

Mobile-Enterprise	$99,834	$98,325
Healthcare-Dictation	99,968	77,421
Imaging	17,032	19,278

Total	$216,834	$195,024

No country outside of the United States composed greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (table in thousands):

	Three Months Ended
	December 31,
	2008	2007

United States	$167,432	$140,101
International	49,402	54,923

Total	$216,834	$195,024

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our long-lived assets, including intangible assets and goodwill, were located as follows (table in thousands):

	December 31,	September 30,
	2008	2008

United States	$2,303,287	$2,066,106
International	248,340	264,810

Total	$2,551,627	$2,330,916

The increase in long-lived assets in the United States is due to the acquisition of SNAPin and the decrease in long-lived assets in International is a result of foreign currency translation adjustments due to the U.S. dollar strengthening against certain of our subsidiaries’ functional currencies.

20.	Related Parties

A member of our Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to us. These services may from time-to-time include contingent fee arrangements. For the three months ended December 31, 2008, we paid $0.2 million to this firm for professional services. As of December 31, 2008 and September 30, 2008, we had $5.5 million and $2.6 million, respectively, included in accounts payable and accrued expenses to this firm.

Two members of our Board of Directors are employees of Warburg Pincus. On January 29, 2009, we consummated a stock purchase agreement with Warburg Pincus. Including the January 2009 stock purchase, agreement, Warburg Pincus beneficially owns 26% of our common stock. See Note 21 for further information.

21.	Subsequent Event

On January 13, 2009, we entered into a Purchase Agreement (the “Purchase Agreement”) by and among us, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners L.P. (together, “Warburg Pincus”), pursuant to which Warburg Pincus agreed to purchase, and we agreed to sell, 17,395,626 shares of our common stock at a purchase price of $10.06 per share and warrants to purchase 3,862,422 shares of our common stock for an aggregate purchase price of $175.2 million. The warrants have an exercise price of $11.57 and a term of four years. On January 29, 2009, the sale of the shares and the warrants pursuant to the Purchase Agreement was completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to help you understand the results of operations and financial condition of our business. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, including predictions regarding:

•	our future revenue, cost of revenue, research and development expenses, selling, general and administrative expenses, amortization of other intangible assets and gross margin;

•	our strategy relating to our core markets;

•	the potential of future product releases;

•	our product development plans and investments in research and development;

•	future acquisitions, and anticipated benefits from pending and prior acquisitions;

•	international operations and localized versions of our products; and

•	legal proceedings and litigation matters.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

We have three groups which address our core markets:

•	Mobile-Enterprise. We deliver a portfolio of solutions that improve the experience of customer communications, mobile interactions and personal productivity. Combining our expertise in enterprise and mobile solutions allows us to help consumers, businesses and manufacturers more effectively utilize mobile devices for accessing an array of content, services and capabilities. Our enterprise solutions help automate a wide range of customer services and business processes in a variety of information and process-intensive vertical markets such as telecommunications, financial services, utilities, travel and entertainment, and government. Our mobile solutions add voice control and texting capabilities to mobile devices and services, allowing people to more easily dial a mobile phone, enter destination information into an automotive navigation system, dictate a text message or have emails and screen information read aloud.

•	Healthcare-Dictation. Our healthcare solutions comprise a portfolio of speech-driven clinical documentation and communication solutions that help healthcare provider organizations to reduce operating costs, increase reimbursement, and enhance patient care and safety. Our solutions automate the input and management of medical information and are used by many of the largest hospitals in the United States. We offer a variety of different solutions and deployment options to address the specific requirements of different healthcare provider organizations. Our Dragon products help people and businesses increase productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. Our Dragon Medical solution is a desktop application that provides front-end speech recognition for smaller groups of physicians and clinicians to create and navigate medical records.

•	Imaging. Our PDF and document imaging solutions reduce the time and cost associated with creating, using and sharing documents. Our solutions benefit from the widespread adoption of the PDF format and the increasing demand for networked solutions for managing electronic documents. Our solutions are used by millions of professionals and within large enterprises.

We leverage our global professional services organization and our network of partners to design and deploy innovative solutions for businesses and organizations around the globe. We market and distribute our products in directly through a global network of resellers, including system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors, and also sell directly through a dedicated sales force and through our e-commerce website.

We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to broaden these assets and expand our customer base through acquisitions. On October 1, 2008, we acquired SNAPin Software, Inc., a developer of self service software for mobile devices. The SNAPin acquisition enhances our ability to deliver innovative, highly scalable mobile customer care solutions that improve the way mobile operators and enterprises interact with consumers in real-time on mobile devices.

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

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles in the United States (“GAAP”) require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to: revenue recognition; the costs to complete the development of custom software applications; bad debt and other sales allowances; accounting for patent legal defense costs; the valuation of goodwill, other intangible assets and tangible long-lived assets; estimates used in the accounting for acquisitions; assumptions used in valuing stock-based compensation instruments; judgment with respect to interest rate swaps and foreign currency exchange contracts which are characterized as derivative instruments; evaluating loss contingencies; inputs used to measure fair value; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

Additional information about these critical accounting policies may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, other than our adoption of Financial Accounting Standards Board Statement No. 157, Fair Value Measurements and related FASB staff positions.

SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2008 we reported our money market funds and US government agency securities at quoted market prices in active markets. We valued our foreign exchange contracts based on observable inputs for similar derivative instruments in active markets of quoted prices for identical of similar instruments in markets that are not active or are directly or indirectly unobservable. We valued our interest rate swaps based on our current settlement values. Certain assets, including our cost-method investments, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not record any impairment charges for these assets during the three months ending December 31, 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2008, the Emerging Issues Task Force issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. It provides guidance in assessing whether these instruments are indexed to our own stock, and therefore whether to account for the instruments under SFAS 133, Accounting For Derivative Instruments and Hedging Activities and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are evaluating the potential impact of EITF 07-5.

In May 2008, the FASB issued Staff Position No. 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion. This FSP requires us to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects our nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for convertible debt instruments that require or permit settlement in cash and/or shares at the issuer’s option. FSP 14-1 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. FSP 14-1 must be applied retrospectively to all periods presented. We are evaluating the potential impact of FSP 14-1.

In April 2008, the FASB issued FSP 142-3 Determination of the Useful Life of Intangible Assets. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This FSP is intended to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 and other standards. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. We are evaluating the potential impact of FSP 142-3.

In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP will be effective in the first quarter of fiscal 2010. We believe FSP 157-2 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations. It changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and may not be adopted early.

RESULTS OF OPERATIONS

The following table presents certain selected financial data as a percentage of total revenue:

	Three Months
	Ended December 31,
	2008	2007

Revenue:
Product and licensing	39.5%	50.2%
Professional services, subscription and hosting	41.5	32.0
Maintenance and support	19.0	17.8

Total revenue	100.0	100.0

Costs and expenses:
Cost of product and licensing	4.0	5.9
Cost of professional services, subscription and hosting	27.0	23.0
Cost of maintenance and support	3.3	3.8
Cost of revenue from amortization	3.7	2.6

Gross profit	62.0	64.7

Research and development	14.3	14.3
Sales and marketing	28.2	28.7
General and administrative	14.0	12.9
Amortization	8.0	5.9
Restructuring and other charges	1.0	1.1

Total operating expenses	65.5	62.9

Income (loss) from operations	(3.5)	1.8
Other expense, net	(2.5)	(7.3)

Loss before income taxes	(6.0)	(5.5)
Provision for income taxes	5.3	2.4

Net loss	(11.3)%	(7.9)%

Total Revenue

The following tables show total revenue from the groups that serve our core markets and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

Mobile-Enterprise	$99.8	$98.3	$1.5	1.5%
Healthcare-Dictation	100.0	77.4	22.6	29.2%
Imaging	17.0	19.3	(2.3)	(11.9)%

Total Revenue	$216.8	$195.0	$21.8	11.2%

	Three Months Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

United States	$167.4	$140.1	$27.3	19.5%
International	49.4	54.9	(5.5)	(10.0)%

Total Revenue	$216.8	$195.0	$21.8	11.2%

The increase in total revenue was driven by a combination of organic growth and contributions from acquisitions. Healthcare-Dictation revenue increased $22.6 million, primarily due to contributions from our acquisition of eScription. Imaging revenue decreased $2.3 million due to a decline in Windows-based software sales and a general decline in corporate spending.

Based on the location of the customers, the geographic split for the three months ended December 31, 2008 was 77% of total revenue in the United States and 23% internationally as compared to 72% of total revenue in the United States and 28% internationally for the same period last year. The increase in proportion of revenue generated in the United States was primarily due to contributions from our acquisitions of Viecore and eScription. The decrease in International revenue was primarily due to a weaker Euro as well as decreased volume with our European enterprise business.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

Product and licensing revenue	$85.6	$97.9	$(12.3)	(12.6)%

As a percentage of total revenue	39.5%	50.2%

The decrease in product and licensing revenue for the three months ended December 31, 2008, as compared to the same period last year, consisted of an $11.4 million decrease in the volume of mobile-enterprise licenses, which was partially offset by a $1.6 million increase from Healthcare-Dictation revenue primarily due to contributions from PSRS. Additionally, there was a $2.6 million decrease in imaging revenue due to a decline in Windows-based software sales and a general decline in corporate spending. As a percentage of total revenue, product and licensing revenue decreased 10.7 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services, subscription and hosting revenue relative to product and licensing revenue.

Professional Services, Subscription and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for speech customers. Subscription and hosting revenue primarily relates to delivering hosted, transcription and dictation services over a specified term, as well as self-service, on-demand offerings to carriers and enterprises. The following table shows professional services, subscription and hosting revenue, in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

Professional services, subscription and hosting revenue	$90.2	$62.4	$27.8	44.6%

As a percentage of total revenue	41.5%	32.0%

The increase in professional services, subscription and hosting revenue for the three months ended December 31, 2008, as compared to the same period last year, consisted primarily of a $9.7 million increase in

Mobile-Enterprise revenue, including contributions from our acquisition of Viecore, and growth in our hosted, on-demand solutions. Additionally, there was an $18.1 million increase in Healthcare-Dictation revenue, including contributions from our acquisition of eScription and organic growth of our iChart transcription solution. The growth in these organic and acquired revenue streams outpaced the relative growth of our other revenue types, resulting in a 9.5 percentage point increase in professional services, subscription and hosting revenue as a percentage of total revenue.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

Maintenance and support revenue	$41.1	$34.7	$6.4	18.4%

As a percentage of total revenue	19.0%	17.8%

The increase in maintenance and support revenue for the three months ended December 31, 2008, as compared to the same period last year, consisted primarily of a $3.2 million increase in Mobile-Enterprise maintenance and support revenue, driven by a combination of organic growth and growth from our acquisition of Viecore, and a $2.9 million increase related to the expansion of the current installed based our Healthcare-Dictation solutions.

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in absolute dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

Cost of product and licensing revenue	$8.8	$11.6	$(2.8)	(24.1)%

As a percentage of product and licensing revenue	10.3%	11.8%

The decrease in cost of product and licensing revenue for the three months ended December 31, 2008, as compared to the same period last year, was due to a reduction in healthcare product costs of $2.1 million and lower costs related to our imaging and dictation products of $1.7 million, both as a direct result of lower product revenues. This decrease was partially offset by a $1.0 million increase in Mobile-Enterprise product costs related to a combination of organic growth and our acquisition of Viecore. Cost of product and licensing revenue decreased as a percentage of revenue due to a change in the revenue mix towards products with higher margins.

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

	Three Months Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

Cost of professional services, subscription and hosting revenue	$58.5	$44.8	$13.7	30.6%

As a percentage of professional services, subscription and hosting revenue	64.9%	71.8%

The increase in cost of professional services, subscription and hosting revenue in the three months ended December 31, 2008, as compared to the same period last year, was primarily driven by an increase of $9.3 million from the acquisitions of Viecore and eScription. Organic revenue growth contributed an additional $4.4 million of increased costs. As a percentage of revenue, cost of product and licensing revenues decreased primarily due to faster growth in our higher margin hosted, on-demand solutions.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in absolute dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

Cost of maintenance and support revenue	$7.0	$7.4	$(0.4)	(5.4)%

As a percentage of maintenance and support revenue	17.2%	21.3%

The decrease in cost of maintenance and support revenue in the three months ended December 31, 2008, as compared to the same period last year, was primarily attributable to a $0.9 million reduction in healthcare contractor services, as well as a $0.2 million reduction in imaging related compensation expense. This was partially offset by a $0.7 million increase in Mobile-Enterprise related costs primarily attributable to our acquisition of Viecore. As a percentage of total revenue, the cost of maintenance and support revenues decreased primarily due to strong growth and effective cost controls in our core business.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff. The following table shows research and development expense, in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

Total research and development expense	$31.0	$27.8	$3.2	11.5%

As a percentage of total revenue	14.3%	14.3%

The increase in research and development expense in the three months ended December 31, 2008, as compared to the same period last year, was primarily attributable to the increased costs associated our growing research and development infrastructure. As a percentage of revenue, the cost of research and development remained constant as compared to the same period last year.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in absolute dollars and as a percentage of total revenue (dollars in millions):

	Three Months Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

Total sales and marketing expense	$61.2	$56.0	$5.2	9.3%

As a percentage of total revenue	28.2%	28.7%

The increase in sales and marketing expense in the three months ended December 31, 2008, as compared to the same period last year, was primarily attributable to a $4.8 million of increased compensation and other variable expenses, resulting from increased headcount and overall revenue growth. Sales and marketing expense as a percentage of revenue remained relatively flat compared to the same period last year.

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

	Three Months Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

Total general and administrative expense	$30.3	$25.2	$5.1	20.2%

As a percentage of total revenue	14.0%	12.9%

The increase in general and administrative expense in the three months ended December 31, 2008, as compared to the same period last year, was primarily attributable to increased compensation costs due to higher headcount as a result of our fiscal 2008 and 2009 acquisitions, and increased legal and other professional services, primarily attributable to the acquisition and integration of PSRS.

Amortization of Intangible Assets

Amortization of acquired patents and core and completed technology are included in cost of revenue and the amortization of acquired customer and contractual relationships, non-compete agreements and acquired trade names and trademarks are included in operating expenses. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefit of customer relationships are being realized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We evaluate these assets for impairment and for appropriateness of their remaining life on an ongoing basis. Amortization expense was recorded as follows (dollars in millions):

	Three Months Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

Cost of Revenue	$8.0	$5.0	$3.0	60.0%
Operating Expenses	$17.3	$11.5	$5.8	50.4%

Total Amortization expense	$25.3	$16.5	$8.8	53.3%

As a percentage of total revenue	11.7%	5.9%

The increase in amortization of intangible assets for the three months ended December 31, 2008, as compared to the same period last year, was primarily attributable to the amortization of acquired customer relationships from our acquisitions of eScription in May 2008 and PSRS in September 2008.

Restructuring and Other Charges (Credits), Net

In the first quarter of fiscal 2009, we recorded restructuring and other charges of $2.1 million, of which $2.0 million related to the elimination of approximately 80 personnel across multiple functions within our company and the remaining amount related to adjustments to fiscal 2008 restructuring programs based on actual payments.

The following table sets forth the accrual activity relating to personnel related restructuring and other charges for the three months ended December 31, 2008, as follows (dollars in millions):

	Personnel	Facilities	Other	Total

Balance at September 30, 2008	$0.4	$0.8	$1.4	$2.6
Restructuring and other charges	2.0	—	—	2.0
Cash payments	(1.3)	(0.2)	(1.4)	(2.9)

Balance at December 31, 2008	$1.1	$0.6	$—	$1.7

Other Income (Expense), Net

Other income (expense), consisted of (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

Interest income	$1.4	$1.7	$(0.3)	(17.6)%
Interest expense	(13.2)	(15.3)	(2.1)	(13.7)%
Other income (expense), net	6.3	(0.6)	6.9	1150.0%

Total other income (expense), net	$(5.5)	$(14.2)	$(8.7)	(61.3)%

As a percentage of total revenue	(2.5)%	(7.3)%

During the three months ended December 31, 2008, we entered into foreign currency forward contracts to manage exposure on our Euro denominated deferred acquisition payment obligation of €44.3 million related to our acquisition of PSRS. The deferred acquisition payment is due on September 21, 2009. These foreign currency contracts are not designated as hedges under SFAS 133 and changes in fair value of these contracts are reported in net earnings as other income (expenses). For the three months ended December 31, 2008, we recorded $8.1 million as other income related to these contracts.

Provision for Income Taxes

The provision for income taxes and effective income tax rates were as follows (dollars in millions):

	Three Months
	Ended December 31,		Dollar	Percent
	2008	2007	Change	Change

Income tax provision	$11.6	$4.6	$7.0	152.2%

Effective income tax rate	(89.7)%	(42.6)%

The effective tax rate was (89.7%) and (42.6%) for the three months ended December 31, 2008 and December 31, 2007, respectively. The change in the effective tax rate primarily relates to a tax provision charge resulting from an asset purchase tax election made in connection with the eScription acquisition.

The income tax provision of $11.6 million for the quarter ended December 31, 2008 includes foreign and state income tax provisions. No tax benefit has been recognized for the U.S. losses as realization is not more likely than not. Included in the tax provision is a charge related to the reversal of an $8.0 million tax benefit recorded in the fourth quarter of fiscal 2008. This benefit related to a Massachusetts tax law change, which was previously required to be recorded when the eScription acquisition was treated as a stock purchase and is now reversed as a result of the asset purchase election.

Valuation allowances have been established for the U.S. net deferred tax asset, which we believe do not meet the “more likely than not” realization criteria established by SFAS 109, Accounting for Income Taxes and that are not otherwise offset by deferred tax liabilities. Due to a history of cumulative losses in the United States, a full valuation allowance has been recorded against the net deferred assets of our U.S. entities. At December 31, 2008, we had a valuation allowance for U.S. net deferred tax assets of approximately $156.0 million. The U.S. net deferred tax assets is composed of tax assets primarily related to net operating loss carryforwards (resulting both from business combinations and from operations) and tax credits, offset by deferred tax liabilities primarily related to intangible assets. Certain of these intangible assets have indefinite lives, and the resulting deferred tax liability associated with these assets is not allowed as an offset to our deferred tax assets for purposes of determining the required amount of our valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $239.4 million as of December 31, 2008, a decrease of $22.1 million compared to $261.5 million as of September 30, 2008. Our working capital was $59.9 million as of December 31, 2008, as compared to $133.5 million at the end of fiscal 2008. As of December 31, 2008, our total accumulated deficit was $259.7 million. We do not expect our retained deficit to impact our future ability to operate given our strong cash and operating cash flows position.

Cash provided by operating activities

Cash provided by operating activities for the three months ended December 31, 2008 was $80.8 million, an increase of $39.8 million, or 97%, as compared to net cash provided by operating activities of $41.0 million for the three months ended December 31, 2007. The increase was primarily driven by the following factors:

•	An increase in non-cash adjustments of $8.1 million primarily related to the increase in amortization expense and share-based payments offset by an unrealized gain on foreign currency contracts;

•	An increase in cash from deferred revenue of $11.1 million related to new business generated from the recently acquired PSRS business;

•	An increase in cash from accounts payable and accrued expenses of $39.1 million primarily attributable to timing of cash payments under our normal operating cycles; and

•	A decrease in cash of $9.1 million from prepaid expenses and other assets primarily driven by an increase in deferred project costs related to SNAPin and an increase in other prepaid expenses related to our normal operations.

Cash used in investing activities

Cash used in investing activities for the three months ended December 31, 2008 was $96.1 million, an increase of $73.8 million, or 331%, as compared to net cash used in investing activities of $22.3 million for the three months ended December 31, 2007. The increase was primarily driven by the following factors:

•	An increase of $20.4 million in cash used related to acquisitions, primarily driven by an earnout payment of $40.2 million in connection with the BeVocal acquisition; and

•	A cash payment of $50.0 million to acquire a speech-related patent portfolio and a royalty free paid-up perpetual license to speech-related source code.

Cash provided by financing activities

Cash used in financing activities for the three months ended December 31, 2008 was $6.1 million, a change of $126.1 million, as compared to net cash provided by financing activities of $120.0 million for the three months ended December 31, 2007. The change was primarily driven by the following factors:

•	A $131.5 million decrease in cash proceeds from the sale of our common stock as compared to the three months ended December 31, 2007; and

•	A $6.2 million decrease in cash payments relating to cash paid to net share settle employee equity awards, due to a decrease in the number of restricted awards that vested in the three months ended December 31, 2008 as compared to the same period in 2007.

Credit Facilities and Debt

Expanded 2006 Credit Facility

As of December 31, 2008, $655.3 million remained outstanding under our term loan, there were $16.8 million of letters of credit issued under our revolving credit line and there were no other outstanding borrowings under our revolving credit line. As of December 31, 2008, we are in compliance with the covenants under the Expanded 2006 Credit Facility.

As of December 31, 2008, based on our leverage ratio, our applicable margin for the term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. This results in an effective interest rate of 3.44%. No payment under the excess cash flow sweep provision were due in the first quarter of fiscal 2009 as there was no excess cash flow generated in fiscal 2008. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (table in thousands):

Year Ending September 30,	Amount

2009 (January 1, 2009 to September 30, 2009)	$5,025
2010	6,700
2011	6,700
2012	6,700
2013 (maturity)	630,163

Total	$655,288

2.75% Convertible Debentures

As of December 31, 2008, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

Equity

On January 13, 2009, we entered into a purchase agreement with Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners L.P. (together “Warburg Pincus”), pursuant to which Warburg Pincus agreed to purchase, and we agreed to sell, 17,395,626 shares of our common stock at a purchase price of $10.06 per share and warrants to purchase 3,862,422 shares of our common stock for an aggregate purchase price of $175.2 million. The warrants have an exercise price of $11.57 and a term of four years. On January 29, 2009, the sale of the shares and the warrants pursuant to the purchase agreement was completed.

We believe cash and cash equivalents on hand, cash flows from future operations as well as the proceeds from the sale of common stock in January 2009 will be sufficient to meet our working capital and contractual obligations as they become due for the foreseeable future. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenue, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on terms that may be less than favorable.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2008 (in millions):

	Payments Due by Period
		Remaining		Fiscal 2011	Fiscal 2013
Contractual Obligations	Total	Fiscal 2009	Fiscal 2010	and 2012	and 2014	Thereafter

Expanded 2006 Credit Facility(2)	$655.3	$5.0	$6.7	$13.4	$630.2	$—
2.75% Convertible Senior Debenture(1)	250.0	—	—	—	250.0	—
Interest on 2006 Expanded Credit Facility(2)	93.9	16.9	22.3	43.9	10.8	—
Interest on 2.75% Convertible Senior Debentures(3)	41.2	6.8	6.8	13.8	13.8	—
Lease obligations and other liabilities:
Operating leases	96.6	12.5	15.1	26.3	21.5	21.2
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions	5.7	2.0	1.8	1.6	0.3	—
Pension, minimum funding requirement	3.5	0.9	1.3	1.3	—	—
Purchase commitments	4.7	4.7	—	—	—	—
Other liabilities assumed(4)	68.1	10.3	14.2	27.9	7.8	7.9

Total contractual cash obligations	$1,219.0	$59.1	$68.2	$128.2	$934.4	$29.1

(1)	Holders of 2.75% Convertible Senior Debentures can require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate as of December 31, 2008 excluding the effect of our interest rate swaps.

(3)	Interest is due and payable semi-annually.

(4)	Obligations include assumed long-term liabilities related to restructuring programs initiated by the predecessor entities prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of the former Nuance Communications, Inc. in September 2005. These restructuring programs relate to the closing of two facilities with lease terms set to expire in 2016 and 2012. Total contractual obligations under these two leases are $75.1 million. As of December 31, 2008, we have sub-leased a portion of the office space related to these two facilities to unrelated third parties. Total sublease income under the remaining contractual terms is expected to be $20.1 million, which ranges from $1.5 million to $3.9 million on an annualized basis through 2016.

Contingent Liabilities and Commitments

In connection with our acquisition of Phonetic Systems Ltd. we agreed to pay up to $35.0 million of additional consideration if certain financial and performance targets were met. We notified the former shareholders of Phonetic that these targets were not achieved. Accordingly, we have not recorded any obligations relative to these measures. The former shareholders of Phonetic have objected to this determination and have filed for arbitration.

During fiscal 2008, we amended the earnout provisions set forth in the merger agreement related to the acquisition of Mobile Voice Control, Inc. such that the former shareholders of MVC were eligible to earn the remaining calendar 2007 earnout amount of 188,962 shares, if certain conditions are met at December 31, 2008. As of December 31, 2008, we determined that 188,962 shares had been earned. The total value of the shares was $3.0, million of which $1.0 million was recorded to goodwill as incremental purchase price during fiscal 2008, and the remaining $2.0 million was amortized as compensation expense from May 2008 to December 2008. In November 2008, a second amendment to the MVC merger agreement was signed pursuant to which the earnout period for the calendar 2008 earnout was extended, such that 377,964 and 755,929 shares may now be earned based on the achievement of calendar 2008 and 2009 targets. The stock payments, if any, that are made based on the provisions of this second amendment will be recorded to goodwill, as incremental purchase price. As of December 31, 2008, we have not recorded any obligation relative to the second amendment.

During the three months ended December 31, 2008, we paid $46.1 million, of which $40.2 million was paid in cash and $5.8 million was paid in stock, to the former shareholders of BeVocal to satisfy our contingent earnout obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

In connection with the acquisition of Commissure we agreed to make contingent earnout payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years ended September 30, 2008, 2009 and 2010. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. As of December 31, 2008, we have not recorded any obligation relative to these measures.

In connection with our acquisition of Vocada we agreed to make contingent earnout payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. As of December 31, 2008, we have not recorded any obligation relative to these measures.

In connection with our acquisition of Multi-Vision we agreed to make contingent earnout payments of up to $15.0 million upon the achievement of certain financial targets for the period from August 1, 2008 to July 31, 2009. $10.0 million of the earnout is further conditioned on the continued employment of certain Multi-Vision employees; accordingly, up to $10.0 million of any earnout payments will be recorded as compensation expense, and up to $5.0 million will be recorded as additional purchase price and allocated to goodwill. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. As of December 31, 2008, we have not recorded any obligation or related compensation expense relative to these measures.

In connection with our acquisition of SNAPin, we agreed to make a contingent earnout payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. Additionally, we would be required to issue earnout consideration to SNAPin option holders. This option earnout consideration, if earned, is payable at our sole discretion, in cash, stock or additional options to purchase common stock. The total value of this option earnout contingent consideration may aggregate up to $2.5 million, which will be recorded as compensation expense over the service period, if earned. These earnout payments, if any, would be payable upon the final measurement of the performance targets. As of December 31, 2008, we have not recorded any obligation or related compensation expense relative to these measures.

Financial Instruments

We use financial instruments to manage our interest rates and foreign exchange risk. We follow SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities, for certain designated forward contracts and interest rate swaps.

In conjunction with the $355 million term loan entered into March 31, 2006, we entered into a $100 million interest rate swap. During the three months ended December 31, 2008, we entered into two additional interest rate swaps. On December 31, 2008, we held three interest rate swap agreements, all of which have been designated as cash flow hedges. These swaps have an aggregate notional amount of $300 million, interest rates ranging from 2.09% to 5.19% and expire in March 2009, October 2010 and November 2010, respectively. There are aggregate cumulative unrealized losses of $5.1 million and $0.9 million as of December 31, 2008 and September 30, 2008, respectively, related to these interest rate swap agreements. These unrealized losses are included in other current and long-term liabilities in our balance sheets with the offset recorded in other comprehensive income (loss).

On December 31, 2008, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars. These contracts are designated as cash flow hedges and have an aggregate notional amount of 22.4 million Canadian Dollars. The contracts settle each month starting February 11, 2009 through September 11, 2009. There were no cumulative gains or losses as of December 31, 2008.

We also have foreign currency contracts that are not designated as hedges under SFAS 133. Changes in fair value of foreign currency contracts not designated as hedges are reported in net earnings as part of other income (expense), net. During the three months ended December 31, 2008, we entered into foreign currency forward contracts to offset foreign currency exposure on the deferred acquisition payment of €44.3 million related to our acquisition of PSRS, resulting in a gain of $8.1 million which is recorded in other income (expense), net in the accompanying statements of operations. The foreign currency contracts mature on September 21, 2009.

Off-Balance Sheet Arrangements

Through December 31, 2008, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

This information is included in Note 18, Commitments and Contingencies, in the accompanying notes to consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.

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

Our revenue and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include the following:

•	slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

•	volume, timing and fulfillment of customer orders;

•	our efforts to generate additional revenue from our intellectual property portfolio;

•	concentration of operations with one manufacturing partner and our inability to control expenses related to the manufacture, packaging and shipping of our boxed software products;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	customers delaying, canceling or limiting their purchases as a result of the threat or results of terrorism;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and intangible assets;

•	in-process research and development expense relating to acquisitions;

•	delayed realization of synergies resulting from our acquisitions;

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values and also to in-process research and development. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2008, we had identified intangible assets of approximately $670.2 million and goodwill of approximately $1.8 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. The combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of December 31, 2008, we had a total of $905.3 million of gross debt outstanding, including $655.3 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of December 31, 2008, there were $16.8 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our cash flows. While we have entered into interest rate swap agreements limiting our exposure for a portion of our debt, the agreements do not offer complete protection from this risk.

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

We reported net losses of $24.6 million for the three months ended December 31, 2008, and $30.1 million and $14.0 million for the fiscal years 2008 and 2007, respectively. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any transaction to raise additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

Speech technologies may not achieve widespread acceptance, which could limit our ability to grow our speech business.

We have invested and expect to continue to invest heavily in the acquisition, development and marketing of speech technologies. The market for speech technologies is relatively new and rapidly evolving. Our ability to increase revenue in the future depends in large measure on the acceptance of speech technologies in general and our products in particular. The continued development of the market for our current and future speech solutions will also depend on:

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of the internal control over financial reporting. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial statements in an accurate and timely manner, could subject us to regulatory actions, civil or criminal penalties, shareholder litigation, or loss of customer confidence, which could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

A significant portion of our revenue is derived, and a significant portion of our research and development activities are based, outside the United States. Our results could be harmed by economic, political, regulatory and other risks associated with these international regions.

Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations could increase in the future. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States and we have a large number of employees in India that provide transcription services. A significant portion of the development and manufacturing of our speech products are completed in Belgium, and a significant portion of our imaging research and development is conducted in Hungary. We also have significant research and development resources in Aachen, Germany, Montreal, Canada and Vienna, Austria. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, the direction and relative strength of the U.S. and global economies have recently been increasingly uncertain due to softness in housing markets, extreme volatility in security prices, severely diminished liquidity and credit availability rating downgrades of certain investments and declining valuations of others and continuing geopolitical uncertainties. If economic growth in the United States and other countries in which we do business is slowed, customers may delay or reduce technology purchases and may be unable to obtain credit to finance purchase of our products. This could result in reduced sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition. Political instability in any of the major countries in which we do business would also likely harm our business, results of operations and financial condition.

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

While we believe we use proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential clients.

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

As of January 31, 2009, Warburg Pincus beneficially owned approximately 26% of our outstanding common stock, including warrants exercisable for up to 14,628,960 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. As of January 31, 2009, Fidelity was our second largest stockholder, owning approximately 7% of our common stock. Because of their large holdings of our capital stock relative to other stockholders, each of these two stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.

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

The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 9, 2009.

Nuance Communications, Inc.

By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief
Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Share Purchase Agreement dated September 26, 2008, by and amount Nuance Communications, Inc. and Koninklijke Philips Electronics N.V.	8-K	0-27038	2.1	10/3/2008
2.2	Agreement and Plan of Merger by and among Nuance Communications, Inc., Speakeasy Acquisition Corporation, Speakeasy Acquisition LLC, SNAPin Software, Inc., U.S. Bank National Association, as Escrow Agent, and Thomas S. Huseby, as Stockholder Representative, dated as of August 13, 2008.	8-K	0-27038	2.1	10/3/2008
2.3	Amendment No. 1 to the Agreement and Plan of Merger by and among Nuance Communications, Inc., Speakeasy Acquisition Corporation, Speakeasy Acquisition LLC, SNAPin Software Inc., U.S. Bank National Association, as Escrow Agent and Thomas S. Huseby, as Stockholder Representative, dated as of September 24, 2008.	8-K	0-27038	2.2	10/3/2008
2.4	Purchase Agreement dated as of January 13, 2009 by and among Nuance Communications, Inc., Warburg Pincus Private Equity X. L.P., and Warburg Pincus X Partners, L.P.	8-K	0-27038	2.1	1/16/2009
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
4.1	Amended and Restated Shareholders Agreement, dated January 29, 2009, by and among Nuance Communications, Inc. and affiliates of Warburg Pincus identified therein.					X
10.1	Purchase Agreement, dated January 13, 2009, by and among Nuance Communications, Inc., Warburg Pincus Private Equity, X. L.P. and Warburg Pincus X. Partners, L.P.	8-K	0-27038	2.1	1/16/2008
10.2	Amended and Restated Employment Agreement by and between Nuance Communications, Inc., and Paul A. Ricci.					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X