Form 10-Q
period 2009-03-31
Nuance Communications, Inc.
filed 2009-05-11
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-27038
NUANCE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3156479
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1 Wayside Road
Burlington, MA 01803
(Address of principal executive office)
Registrant’s telephone number, including area code:
781-565-5000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☑ No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐     No ☑
     264,008,627 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of April 30, 2009.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information
Item 1. Financial Statements
NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
Product and licensing	$87,025	$94,254	$172,600	$192,190
Professional services, subscription and hosting	103,004	72,203	193,196	134,623
Maintenance and support	39,116	36,845	80,183	71,513

Total revenue	229,145	203,302	445,979	398,326

Cost of revenue:
Product and licensing	9,051	10,686	17,808	22,271
Professional services, subscription and hosting	62,781	56,443	121,263	101,267
Maintenance and support	7,137	8,908	14,180	16,353
Amortization of intangible assets	9,409	7,759	17,427	12,746

Total cost of revenue	88,378	83,796	170,678	152,637

Gross profit	140,767	119,506	275,301	245,689

Operating expenses:
Research and development	27,766	30,908	58,779	58,753
Sales and marketing	50,369	56,766	111,615	112,773
General and administrative	27,902	28,074	58,159	53,309
Amortization of intangible assets	19,034	14,155	36,382	25,654
Restructuring and other charges, net	250	3,326	2,348	5,478

Total operating expenses	125,321	133,229	267,283	255,967

Income (loss) from operations	15,446	(13,723)	8,018	(10,278)
Other income (expense):
Interest income	1,049	2,859	2,469	4,513
Interest expense	(9,977)	(14,640)	(23,135)	(29,925)
Other income (expense), net	(449)	(518)	5,778	(1,131)

Income (loss) before income taxes	6,069	(26,022)	(6,870)	(36,821)
Provision (benefit) for income taxes	(998)	769	10,613	5,394

Net income (loss)	$7,067	$(26,791)	$(17,483)	$(42,215)

Net income (loss) per share:
Basic	$0.03	$(0.13)	$(0.07)	$(0.21)

Diluted	$0.03	$(0.13)	$(0.07)	$(0.21)

Weighted average common shares outstanding:
Basic	250,656	206,348	243,283	200,280

Diluted	269,187	206,348	243,283	200,280

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$420,982	$261,540
Marketable securities	—	56
Accounts receivable, less allowance for doubtful accounts of $8,508 and $6,925	174,460	203,542
Acquired unbilled accounts receivable	7,719	14,457
Inventories, net	8,503	7,152
Prepaid expenses and other current assets	33,235	26,833
Deferred tax assets	1,718	1,703

Total current assets	646,617	515,283
Land, building and equipment, net	51,898	46,485
Goodwill	1,794,861	1,655,773
Intangible assets, net	647,874	585,023
Other assets	40,206	43,635

Total assets	$3,181,456	$2,846,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$6,902	$7,006
Contingent and deferred acquisition payments	58,511	113,074
Accounts payable	57,038	31,517
Accrued expenses and other current liabilities	92,167	102,099
Accrued business combination costs	10,031	9,166
Deferred maintenance revenue	82,404	80,521
Unearned revenue and customer deposits	65,196	38,381

Total current liabilities	372,249	381,764
Long-term portion of debt and capital leases	891,271	894,184
Long-term portion of accrued business combination costs	27,495	32,012
Long-term deferred revenue	20,985	18,134
Deferred tax liability	37,956	46,745
Other long-term liabilities	57,488	48,452

Total liabilities	1,407,444	1,421,291

Commitments and contingencies (Notes 4, 5, 6 and 19)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 265,127 and 232,592 shares issued and 261,890 and 229,370 shares outstanding	265	232
Additional paid-in capital	2,055,457	1,658,512
Treasury stock, at cost (3,237 and 3,222 shares)	(16,214)	(16,070)
Accumulated other comprehensive income (loss)	(17,508)	12,739
Accumulated deficit	(252,619)	(235,136)

Total stockholders’ equity	1,774,012	1,424,908

Total liabilities and stockholders’ equity	$3,181,456	$2,846,199

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(17,483)	$(42,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	9,124	7,898
Amortization of intangible assets	53,809	38,400
Bad debt provision	1,897	1,426
Share-based payments	35,002	38,419
Unrealized gain on foreign currency forward contracts	(8,049)	—
Deferred tax provision	1,612	1,730
Other	2,777	2,627
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	33,782	43,642
Inventories	(1,461)	554
Prepaid expenses and other assets	(8,299)	6,666
Accounts payable	25,499	(3,735)
Accrued expenses and other liabilities	(2,832)	(15,921)
Deferred maintenance revenue, unearned revenue and customer deposits	5,187	2,512

Net cash provided by operating activities	130,565	82,003

Cash flows from investing activities:
Capital expenditures	(12,657)	(7,004)
Payments for acquisitions, net of cash acquired	(61,712)	(22,078)
Proceeds from maturities of marketable securities	56	2,575
Payments for equity investment	(159)	(2,172)
Payments for purchase or license of technology and capitalized patent defense costs	(62,886)	(4,006)
Change in restricted cash balances	—	219

Net cash used in investing activities	(137,358)	(32,466)

Cash flows from financing activities:
Payments of debt and capital leases	(3,521)	(4,243)
Purchases of treasury stock	(144)	(652)
Excess tax benefits from share-based payments	—	1,288
Payments of other long-term liabilities	(4,775)	(6,032)
Proceeds from issuance of common stock, net of issuance costs	175,111	131,118
Proceeds from issuance of common stock from employee stock options and purchase plan	7,069	11,804
Cash used to net share settle employee equity awards	(5,000)	(14,015)

Net cash provided by financing activities	168,740	119,268

Effects of exchange rate changes on cash and cash equivalents	(2,505)	1,042

Net increase in cash and cash equivalents	159,442	169,847
Cash and cash equivalents at beginning of period	261,540	184,335

Cash and cash equivalents at end of period	$420,982	$354,182

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
     Certain amounts presented in prior periods’ consolidated financial statements have been reclassified to conform to the current periods’ presentation. Proceeds from employee stock options and purchase plans and cash used to net-share settle employee equity awards are now presented as two separate line items in the Statement of Cash Flows, whereas previously they were presented within net proceeds from issuance of common stock under employee share-based payment plans.
     We acquired SNAPin Software, Inc. (SNAPin), a developer of self service software for mobile devices on October 1, 2008. Refer to Note 4 for additional information.
     Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with GAAP has been omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Interim results are not necessarily indicative of the results that may be expected for a full year.
2. Accounting Changes
     We made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, other than our adoption of Financial Accounting Standards Board (FASB) Statement No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 and SFAS 157, Fair Value Measurements and related FASB staff positions. We have provided more information about our application of SFAS 161 in Note 7 and SFAS 157 in Note 8.
Recently Issued Accounting Standards
     In April 2009, the FASB issued FASB Staff Position (FSP) 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. This FSP is effective for the fiscal years beginning after December 15, 2008.
     In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We believe FSP 157-4 will not have a material impact on our financial statements.
     In June 2008, the Emerging Issues Task Force ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. It provides guidance in assessing whether these instruments are indexed to our own stock, and therefore whether to account for the instruments under SFAS 133, Accounting For Derivative Instruments and Hedging Activities and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are evaluating the potential impact of EITF 07-5.
     In May 2008, the FASB issued FSP 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion. FSP 14-1 requires us to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects our nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for convertible debt instruments that require or permit settlement in cash and/or shares at the issuer’s option. FSP 14-1 is effective for

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiscal years beginning after December 15, 2008 and may not be adopted early. FSP 14-1 must be applied retrospectively to all periods presented. We are evaluating the potential impact of FSP 14-1.
     In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. We are evaluating the potential impact of FSP 142-3.
     In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP will be effective in the first quarter of fiscal 2010. We believe FSP 157-2 will not have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and may not be adopted early.
3. Comprehensive Loss
     The components of comprehensive loss are as follows (table in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (loss)	$7,067	$(26,791)	$(17,483)	$(42,215)
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,229)	5,757	(26,018)	9,242
Net unrealized (loss) gain on cash flow hedge derivatives	(10)	(1,396)	(4,229)	(2,087)
Net unrealized gains on investments	—	—	—	2

Other comprehensive income (loss)	(14,239)	4,361	(30,247)	7,157

Total comprehensive loss	$(7,172)	$(22,430)	$(47,730)	$(35,058)

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total purchase consideration:
Common stock(a)	$150,638
Stock options and restricted stock units assumed	11,523
Transaction costs	2,876

Total purchase consideration	$165,037

Allocation of the purchase consideration:
Current assets	$6,084
Other assets	2,971
Deferred tax asset(c)	2,327
Identifiable intangible assets	60,900
Goodwill	124,422

Total assets acquired	196,704
Current liabilities	(2,190)
Deferred tax liability(c)	(2,327)
Deferred revenue(b)	(27,150)

Total liabilities assumed	(31,667)

Net assets acquired	$165,037

(a)	Approximately 9.5 million shares of our common stock were issued and valued at $15.81 per share. Additionally, 1.1 million shares of our common stock, valued at $17.5 million, have been placed in escrow and have been excluded from purchase consideration until the satisfaction of the escrow contingencies. See additional discussion in Note 5.

(b)	We assumed significant legal performance obligations related to acquired customer contracts. We estimate the fair market value of the obligations in accordance with the provision of EITF 01-03, Accounting in a Business Combination for Deferred Revenue of Acquiree. The fair value of the legal performance obligations remaining to be delivered on these customer contracts was approximately $52.8 million and the remaining cash to be collected on these contracts was approximately $25.6 million at the date of acquisition.

(c)	We recorded a deferred tax liability as a result of purchase accounting associated with SNAPin. This results in an increase of the net deferred tax asset and a reduction of the corresponding valuation allowance in the consolidated group. Therefore, there is no impact on goodwill related to the deferred tax liability.
     We assumed vested and unvested stock options that were converted into options to purchase 1,258,708 shares of our common stock and restricted stock units that were converted into 299,446 shares of our common stock. The fair value of the assumed vested stock options and restricted stock units as of the date of acquisition are included in the purchase price above. The fair value of the assumed vested stock options is calculated under the Black-Scholes option pricing model, with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 55.5%; average risk-free interest rate of 2.8%; and an expected term of 4.8 years. Assumed unvested stock options and restricted stock units as of the date of acquisition will be recorded as shared-based compensation expense over the requisite service period as disclosed in Note 16.
     Customer relationships are amortized based upon patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (table in thousands):

	Amount	Weighted Average Life
		(In years)
Customer relationships	$21,200	10.8
Core and completed technology	39,000	10.0
Non-compete agreements	700	4.0

Total	$60,900

     The following table shows unaudited pro forma results of operations as if we had acquired SNAPin and our other significant acquisitions on October 1, 2007 (PSRS, eScription, Inc., and Viecore, Inc.) (table in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenue	$229,145	$225,715	$445,979	$452,421
Net income (loss)	7,067	(35,831)	(17,483)	(63,424)
Net income (loss) per share — basic	$0.03	$(0.16)	$(0.07)	$(0.29)
Net income (loss) per share — diluted	$0.03	$(0.16)	$(0.07)	$(0.29)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     During fiscal 2008, we amended the earnout provisions set forth in the merger agreement related to the acquisition of Mobile Voice Control, Inc. (MVC) such that the former shareholders of MVC were eligible to earn the remaining calendar 2007 earnout amount, consisting of 188,962 shares, if certain conditions were met at December 31, 2008. As of December 31, 2008, we determined that the full 188,962 shares had been earned. The total value of the shares was $3.0 million, of which $1.0 million was recorded to goodwill as incremental purchase price during fiscal 2008, and the remaining $2.0 million was amortized as compensation expense from May 2008 to December 2008. In November 2008, a second amendment to the merger agreement was signed pursuant to which the earnout period for the calendar 2008 earnout was extended, such that 377,964 and 755,929 shares may now be earned based on the achievement of calendar 2008 and 2009 targets, respectively. The stock payments, if any, that are made based on the provisions of this second amendment will be recorded to goodwill, as incremental purchase price. As of March 31, 2009, we have not recorded any obligation relative to the second amendment.
     In connection with the acquisition of Commissure, Inc. we agreed to make contingent earnout payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years ended September 30, 2008, 2009 and 2010. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. As of March 31, 2009, we have not recorded any obligation relative to these measures.
     In connection with our acquisition of Vocada, Inc. we agreed to make contingent earnout payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. Any payments may be made in the form of cash or shares of our common stock at our sole discretion. As of March 31, 2009, we have not recorded any obligation relative to these measures.
     In connection with our acquisition of Multi-Vision Communications, Inc. we agreed to make contingent earnout payments of up to $15.0 million upon the achievement of certain financial targets for the period from August 1, 2008 to July 31, 2009. $10.0 million of the earnout is further conditioned on the continued employment of certain Multi-Vision employees. Accordingly, up to $10.0 million of any earnout payments will be recorded as compensation expense, and up to $5.0 million will be recorded as additional purchase price and allocated to goodwill. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. As of March 31, 2009, we have not recorded any obligation or related compensation expense relative to these measures.
     In connection with our acquisition of SNAPin, we agreed to make a contingent earnout payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. Additionally, we would be required to issue earnout consideration to SNAPin option holders. This option earnout consideration, if earned, is payable at our sole discretion, in cash, stock or additional options to purchase common stock. The total value of this option earnout consideration may aggregate up to $2.5 million which will be recorded as compensation expense over the service period, if earned. These earnout payments, if any, would be payable upon the final measurement of the performance targets. As of March 31, 2009, we have not recorded any obligation or related compensation expense relative to these measures.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Escrow Arrangements
     The following escrow arrangements have not been released as of March 31, 2009 (table in thousands):

	Scheduled Escrow		Shares to be
	Release Date	Cash Payment	Issued
Focus(a)	March 26, 2008	5,800	n/a
BeVocal(b)	July 24, 2008	n/a	1,225
eScription(c)	May 20, 2009	n/a	1,124
SNAPin	October 1, 2009	n/a	1,107

Total		$5,800	3,456

     The following amounts are being held in escrow after their initially scheduled release date:

(a)	We filed a claim against the Focus Infomatics, Inc. escrow related to the breach of certain representations and warranties made in the share purchase agreement. We determined that the entire escrow will be paid to either satisfy liabilities indemnified under the agreement or paid to the former shareholders. Accordingly, an amount equal to the escrow was recorded as additional purchase price during fiscal 2008. The amount deposited in escrow will remain in escrow until the claims are finalized.

(b)	We filed a claim against the BeVocal, Inc. escrow related to the breach of certain representations and warranties made in the merger agreement. We expect the entire amount to remain in escrow until the settlement of the contingent liabilities is finalized. At that time, any shares distributable to the former BeVocal shareholders would be accounted for as an increase to purchase price.

(c)	We guaranteed a minimum market value of the shares held in escrow in connection with our acquisition of eScription. When the eScription escrow shares are released, if the market value of our stock is less than $17.7954 per share, we must pay the difference in cash, up to a total of $5.0 million. Based on the closing market value of our stock on March 31, 2009 of $10.84, we would be required to pay $5.0 million, which would be recorded as a reduction of additional paid in capital.
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
Other Arrangement
     In connection with our acquisition of Philips Speech Recognition Systems GMBH (“PSRS”), the purchase price is subject to adjustment (increase or decrease), based on a working capital adjustment provision contained in the share purchase agreement. We are currently discussing the final working capital adjustment with the former shareholders of PSRS and expect that the final measurement will be completed in fiscal 2009.
6. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill during the six months ended March 31, 2009, are as follows (table in thousands):

Balance as of September 30, 2008	$1,655,773
Goodwill acquired — SNAPin	124,422
Other purchase accounting adjustments	34,798
Effect of foreign currency translation	(20,132)

Balance as of March 31, 2009	$1,794,861

     Goodwill adjustments recorded during the six months ended March 31, 2009 consisted primarily of the following increases: $18.9 million of additional purchase price upon our election to treat our acquisition of eScription as an asset purchase under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, $16.9 million related to the recording of escrow shares in connection with our acquisitions of Commissure, Vocada and Viecore, $7.3 million related to the estimated fair value of contingent liabilities assumed in connection with our acquisition of Viecore and $2.8 million related to the utilization of acquired net operating losses from acquisitions. These increases to goodwill were partially offset by a $9.7 million reversal of assumed deferred tax liabilities as a result of our election to treat eScription as an asset purchase and a $2.2 million decrease in accrued transaction costs.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Intangible assets consist of the following (table in thousands):

	At March 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Life
				(Years)
Customer relationships	$517,782	$(126,351)	$391,431	7.2
Technology and patents	291,567	(71,801)	219,766	13.1
Tradenames and trademarks	9,461	(4,193)	5,268	5.8
Non-compete agreements	5,712	(2,103)	3,609	2.7

Subtotal	824,522	(204,448)	620,074
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$852,322	$(204,448)	$647,874

     Estimated amortization expense for intangible assets for each succeeding year is as follows (table in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total
2009 (April 1, 2009 to September 30, 2009)	$19,242	$37,752	$56,994
2010	36,631	72,079	108,710
2011	35,236	64,377	99,613
2012	31,473	55,976	87,449
2013	26,252	47,000	73,252
2014	19,411	41,811	61,222
Thereafter	51,520	81,314	132,834

Total	$219,765	$400,309	$620,074

     In December 2008, we acquired a speech-related patent portfolio from a third party and a royalty free paid-up perpetual license providing us with access to and use of the third party’s speech-related source code for an aggregate purchase price of $50 million. The weighted average useful life related to these acquired assets is 8.7 years. At the same time, we entered into an arrangement to procure the services of certain engineers to support the integration of the acquired technology into our products. We agreed to pay an additional license fee of up to $20 million if certain revenue growth targets are met in calendar 2009. Any additional license fee is payable in cash or stock at our sole discretion on March 1, 2010. As of March 31, 2009, we have not recorded any obligation relative to these additional license fees.
7.  Financial Instruments and Hedging Activities
     We use financial instruments to manage our interest rate and foreign exchange exposure. We follow SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities, for certain designated forward contracts and interest rate swaps.
Interest Rate Swap Agreements
     To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of March 31, 2009, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% to 2.1% and they expire in October 2010 and November 2010, respectively. As of March 31, 2009 and September 30, 2008, the aggregate cumulative unrealized losses related to these derivatives were $4.7 million and $0.9 million, respectively and were included in accumulated other comprehensive income (loss) in the accompanying balance sheets.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
   Forward Currency Contracts Designated as Cash Flow Hedges
     On December 31, 2008, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars. These contracts are designated as cash flow hedges. At March 31, 2009, these contracts had an aggregate notional amount of 16.8 million Canadian dollars. The contracts settle each month from April 13, 2009 through September 11, 2009. As of March 31, 2009, the aggregate cumulative unrealized losses related to these contracts were $0.4 million and were included in accumulated other comprehensive income (loss) in the accompanying balance sheet.
Other Derivative Activities
     We also have foreign currency contracts that are not designated as hedges under SFAS 133. Changes in fair value of foreign currency contracts not qualifying as hedges are reported in earnings as part of other income (expense), net. During the three months ended December 31, 2008, we entered into foreign currency forward contracts to offset foreign currency exposure on the deferred acquisition payment of €44.3 million related to our acquisition of PSRS. For the three and six months ended March 31, 2009, we recorded a loss of $3.9 million and a gain of $2.6 million, respectively in other income (expense), net in the accompanying statements of operations. The foreign currency contracts mature on September 21, 2009.
     The following table provides a quantitative summary of the derivative and non-derivative fair value as of March 31, 2009 and September 30, 2008 (table in thousands):

		Fair Value
		March 31,	September 30,
Description	Balance Sheet Classification	2009	2008
Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$2,551	$—

Total asset derivative instruments		$2,551	$—

Derivatives Designated as Hedges:
Foreign currency contracts	Accrued expenses and other current liabilities	$386	$—
Interest rate swaps	Accrued expenses and other current liabilities	—	879
Interest rate swaps	Other long-term liabilities	4,721	—

Total liability derivative instruments		$5,107	$879

     The following tables summarize the activity of derivative instruments for the three and six months ended March 31, 2009 and 2008 (tables in thousands):
Derivatives Designated as Hedges for the Three Months Ended March 31,

	Amount of Gain(Loss)		Location and Amount of Gain (Loss) Reclassified from Accumulated
	Recognized in OCI		OCI into Income (Effective Portion)
	2009	2008		2009	2008
Foreign currency contracts	$(386)	$—	Other income (expense), net	$(134)	$—
Interest rate swaps	$376	$(1,396)	N/A	$—	$—
Derivatives Designated as Hedges for the Six Months Ended March 31,

	Amount of Gain(Loss)		Location and Amount of Gain (Loss) Reclassified from Accumulated
	Recognized in OCI		OCI into Income (Effective Portion)
	2009	2008		2009	2008
Foreign currency contracts	$(386)	$—	N/A	$—	$—
Interest rate swaps	$(3,843)	$(2,087)	N/A	$—	$—
Derivatives Not Designated as Hedges

	Location of Gain(Loss) Recognized in	Amount of Gain (Loss)		Amount of Gain (Loss)
	Income	Recognized in Income		Recognized in Income
		Three Months Ended March 31,		Six Months Ended March 31,
		2009	2008	2009	2008
Foreign currency contracts	Other income (expense), net	$(3,938)	$—	$2,551	$—

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.  Fair Value Measures
     We adopted the provisions of SFAS 157, Fair Value Measurements, on October 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.
     SFAS 157 establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:
•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.
     Assets and liabilities measured at fair value on a recurring basis at March 31, 2009 consisted of (table in thousands):

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$226,076	$—	$—	$226,076
US government agency securities(a)	118,864	—	—	118,864
Foreign currency exchange contracts(b)	—	2,551	—	2,551

Total assets at fair value	$344,940	$2,551	$—	$347,491

Liabilities:
Interest rate swaps(c)	$—	$4,721	$—	$4,721
Foreign currency exchange contracts(b)	—	386	—	386

Total liabilities at fair value	$—	$5,107	$—	$5,107

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

(b)	The fair value of our foreign currency exchange contracts is the intrinsic value of the contracts based on observable inputs for similar derivative instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

(c)	The fair value of interest rate swaps are based on our current settlement values.
  Items Measured at Fair Value on a Nonrecurring Basis
     Certain assets, including our cost-method investments, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not record any impairment charges for these assets during the three and six months ended March 31, 2009.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.  Inventories
     Inventories, net of allowances, consist of (table in thousands):

	March 31,	September 30,
	2009	2008
Components and parts	$6,222	$4,429
Inventory at customers	1,235	1,585
Finished products	1,046	1,138

Total	$8,503	$7,152

10.  Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of (table in thousands):

	March 31,	September 30,
	2009	2008
Compensation	$38,998	$45,316
Professional fees	11,454	5,009
Income taxes payable	10,224	16,047
Sales and marketing incentives	4,799	4,705
Acquisition costs and liabilities	2,792	8,574
Other	23,900	22,448

Total	$92,167	$102,099

11.  Accrued Business Combination Costs
     Activity related to accrued business combination costs for the six months ended March 31, 2009, is as follows (table in thousands):

	Facilities	Personnel	Total
Balance at September 30, 2008	$41,178	$—	$41,178
Expensed to restructuring and other charges, net	58	—	58
Imputed interest expense	892	—	892
Recorded to goodwill	(130)	2,778	2,648
Cash payments, net of sublease receipts	(5,693)	(1,557)	(7,250)

Balance at March 31, 2009	$36,305	$1,221	$37,526

     During the six months ended March 31, 2009, we recorded a $2.6 million increase in goodwill, consisting of $2.9 million related to the elimination of 55 employees and a facility in connection with our acquisition of PSRS, partially offset by a change in estimate of sublease income associated with a facility we assumed as part of the eScription acquisition.
     Accrued business combination costs are presented on the balance sheets as follows (table in thousands):

	March 31,	September 30,
	2009	2008
Reported as:
Current	$10,031	$9,166
Long-term	27,495	32,012

Total	$37,526	$41,178

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Restructuring and Other Charges (Credits), Net
     Activity relating to restructuring and other charges (credit), net for the six months ended March 31, 2009 was as follows (table in thousands):

	Personnel	Facilities	Other	Total
Balance at September 30, 2008	$366	$759	$1,393	$2,518
Restructuring and other charges	2,235	24	31	2,290
Cash payments	(2,052)	(352)	(1,404)	(3,808)

Balance at March 31, 2009	$549	$431	$20	$1,000

     During the six months ended March 31, 2009, we recorded charges of $2.3 million, of which $2.2 million related to the elimination of approximately 80 personnel across multiple functions within our company and the remaining amount related to adjustments to fiscal 2008 restructuring programs based on actual payments.
13. Credit Facilities and Debt
     Our borrowing obligations were comprised of (table in thousands):

	March 31,	September 30,
	2009	2008
Expanded 2006 Credit Facility	$653,613	$656,963
2.75% Convertible Debentures (net of unamortized debt discount of $5.8 million and $6.3 million, respectively)	244,241	243,699
Obligations under capital leases	214	489
Other	105	39

Total long-term debt	898,173	901,190
Less: current portion	6,902	7,006

Non-current portion of long-term debt	$891,271	$894,184

Expanded 2006 Credit Facility
     We have a credit facility which consists of a $75 million revolving credit line, reduced by outstanding letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (collectively the “Expanded 2006 Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of March 31, 2009, there were $16.5 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of March 31, 2009, we are in compliance with the covenants under the Expanded 2006 Credit Facility.
     As of March 31, 2009, based on our leverage ratio, the applicable margin for our term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. This results in an effective interest rate of 2.48%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2009 as no excess cash flow, as defined, was generated in fiscal 2008. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (table in thousands):

Year Ending September 30,	Amount
2009 (April 1, 2009 to September 30, 2009)	$3,350
2010	6,700
2011	6,700
2012	6,700
2013 (maturity)	630,163

Total	$653,613

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.75% Convertible Debentures
     On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in August 2027. As of March 31, 2009, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.
14. Net Income (Loss) Per Share
     The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2009 and 2008. The table excludes reconciliation for the six months ended March 31, 2009 and 2008 due to net loss for the periods (table in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Basic
Net income (loss)	$7,067	$(26,791)
Less: Income allocated to participating securities	99	—

Net income (loss) available to common stockholders — basic	$6,968	$(26,791)

Diluted
Net income (loss) available to common stockholders — diluted	$7,067	$(26,791)

Denominator:
Basic
Weighted average common shares outstanding	250,656	206,348

Diluted
Weighted average common shares outstanding — basic	250,656	206,348
Weighed average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	3,562	—
Employee stock compensation plan	7,291	—
Warrants	3,736	—
Other contingently issuable shares	3,942	—

Weighted average common shares outstanding — diluted	269,187	206,348

Net income (loss) per share:
Basic	$0.03	$(0.13)

Diluted	$0.03	$(0.13)

     Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 14.8 million and 34.4 million shares for the three and six months ended March 31, 2009, respectively, and 30.2 million and 29.3 million shares for the three and six months ended March 31, 2008, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.
15. Stockholders’ Equity
     On January 13, 2009, we entered into a purchase agreement (the “Purchase Agreement”) by and among us, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners L.P. (together, “Warburg Pincus”), pursuant to which Warburg Pincus agreed

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
16. Share-Based Payments
     The consolidated statements of operations include the following expense for share-based payments (table in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Cost of revenue — product and licensing	$4	$10	$6	$14
Cost of revenue — professional services, subscription and hosting	3,147	3,416	4,927	5,021
Cost of revenue — maintenance and support	275	580	425	906
Research and development	2,937	5,520	5,627	9,104
Sales and marketing	6,228	6,523	13,559	11,563
General and administrative	5,424	7,195	10,458	11,811

Total	$18,015	$23,244	$35,002	$38,419

Stock Options
     The table below summarizes stock option activity for the six months ended March 31, 2009:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)
Outstanding at September 30, 2008	14,996,514	$7.47
Assumed in acquisition of SNAPin	1,258,708	$3.48
Granted	—	—
Exercised	(1,073,035)	$2.12
Forfeited	(855,564)	$15.91
Expired	(178,082)	$12.16

Outstanding at March 31, 2009	14,148,541	$6.96	4.1 years	$ 66.9 million

Exercisable at March 31, 2009	11,002,302	$5.78	3.7 years	$ 60.1 million

Exercisable at March 31, 2008	11,242,691	$4.65	4.2 years	$143.5 million

(1)	Aggregate intrinsic value was calculated based on the positive difference between the closing market value of our common stock on March 31, 2009 ($10.84) and the exercise price of the underlying options.
     As of March 31, 2009, the total unamortized fair value of stock options was $25.8 million with a weighted average remaining recognition period of 1.7 years. A summary of weighted-average grant-date (including assumed options) fair value and intrinsic value of stock options exercised is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Weighted-average grant-date fair value per share	n/a	n/a	$13.78	$9.38
Total intrinsic value of stock options exercised (in millions)	$6.2	$9.90	$8.4	$20.88

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We use the Black-Scholes option pricing model to calculate the grant-date fair value of options. During the three months ended March 31, 2009 and 2008, we did not grant any new options. The fair value of options granted and unvested options assumed from acquisition during the six months ended March 31, 2009 and 2008 was calculated using the following weighted-average assumptions:

	Six Months Ended,
	March 31,
	2009	2008
Dividend yield	0.0%	0.0%
Expected volatility	58.1%	50.1%
Average risk-free interest rate	3.1%	4.3%
Expected term (in years)	6.2	4.8
Restricted Awards
     Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to restricted units for the six months ended March 31, 2009:

	Number of Shares	Number of Shares
	Underlying	Underlying
	Restricted Stock	Restricted Stock
	Units —	Units — Time Based
	Contingent Awards	Awards
Outstanding at September 30, 2008	2,414,524	6,857,524
Assumed in acquisition of SNAPin	—	299,446
Granted	599,000	2,022,499
Vested and released	(189,033)	(2,236,022)
Forfeited	(511,904)	(654,559)

Outstanding at March 31, 2009	2,312,587	6,288,888

Weighted average remaining contractual term of outstanding restricted stock units	1.2 years	1.3 years

Aggregate intrinsic value of outstanding restricted stock units	$25.1 million	$68.2 million

Restricted stock units vested and expected to vest	2,024,711	5,549,357

Weighted average remaining contractual term of restricted stock units vested and expected to vest	1.2 years	1.3 years

Aggregate intrinsic value of restricted stock units vested and expected to vest(1)	$21.9 million	$60.2 million

(1)	Aggregate intrinsic value was calculated based on the positive difference between the closing market value of our common stock on March 31, 2009 ($10.84) and the purchase price of the underlying restricted stock units.
     As of March 31, 2009, unearned share-based payment expense related to unvested restricted stock units is $98.3 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.7 years. A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of restricted stock units vested is as follows:

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended,		Six Months Ended,
	March 31,		March 31,
	2009	2008	2009	2008
Weighted-average grant-date fair value per share	$9.63	$16.58	$9.60	$18.51
Total intrinsic value of shares vested (in millions)	$10.24	$21.01	$23.82	$40.95
     Restricted stock is included in the issued and outstanding common stock at the date of grant. The table below summarizes activity relating to restricted stock for the six months ended March 31, 2009:

	Number of Shares	Weighted Average
	Underlying	Grant Date
	Restricted Stock	Fair Value
Outstanding at September 30, 2008	625,070	$10.90
Granted	—	—
Vested	(70)	$8.12
Forfeited	—	—

Outstanding at March 31, 2009	625,000	$10.90

     As of March 31, 2009, unearned share-based payment expense related to unvested restricted stock is $0.6 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 0.4 years. A summary of weighted-average grant-date fair value and intrinsic value of restricted stock vested is as follows:

	Three Months Ended,			Six Months Ended,
	March 31,			March 31,
	2009		2008	2009		2008
Weighted-average grant-date fair value per share	$	n/a	$15.89	$	n/a	$15.89
Total intrinsic value of shares vested (in millions)		$—	$—		$—	$7.52
17.  Pension and Other Post-Retirement Benefit Plans
     The net periodic benefit cost associated with pension and other post-retirement plans for the six months ended March 31, 2009 and 2008 was composed of (tables in thousands):

	Three Months Ended
	March 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Interest cost	$263	$330	$10	$10
Expected return on plan assets	(238)	(394)	—	—
Amortization of unrecognized gain	11	(10)	(10)	(10)

Net period benefit cost (credit)	$36	$(74)	$—	$—

	Six Months Ended
	March 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Interest cost	$542	$663	$20	$20
Expected return on plan assets	(490)	(793)	—	—
Amortization of unrecognized gain	22	(21)	(20)	(20)

Net period benefit cost (credit)	$74	$(151)	$—	$—

18.  Income Taxes
     The effective tax rate was (16.4)% and (3.0)% for the three months ended March 31, 2009 and 2008, respectively, and (154.5%) and (14.6%) for the six months ended March 31, 2009 and 2008, respectively. Included in the tax provision is a charge related to the reversal of $8.0 million related to adjustments of our deferred state taxes upon our election to treat the acquisition of eScription as an asset purchase. This provision is a reversal of a tax benefit recorded in the fourth quarter of fiscal 2008 when the eScription acquisition was treated as a stock purchase. This charge was partially offset by a reduction in the foreign income tax provision as a result of the utilization of foreign tax credits as well as a tax benefit resulting from federal tax loss limitation revisions. We have

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
revised our estimates of annual limitations applicable to acquired net operating losses. The change in estimate results in a $2.8 million tax benefit for the three months ended March 31, 2009 relating to loss limitations under Section 382 of the Internal Revenue Code of 1986. This provision limits the net operating loss carryforwards that can be used annually to offset future taxable income.
     At March 31, 2009 and September 30, 2008, the liability for income taxes associated with uncertain tax positions was $2.7 million. Included in the liability is approximately $0.8 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that would be offset through goodwill. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. As of March 31, 2009, we had cumulatively accrued $0.4 million of interest and penalties related to uncertain tax positions. Interest and penalties included in the provision for income taxes were not material in all periods presented.
19.  Commitments and Contingencies
  Operating Leases
     Gross future minimum payments under non-cancelable operating leases as of March 31, 2009 (table in thousands):

			Other
			Contractual
	Operating	Leases Under	Obligations
Year Ending September 30,	Leases	Restructuring	Assumed	Total
2009 (April 1, 2009 to September 30, 2009)	$8,368	$1,460	$6,867	$16,695
2010	14,973	1,780	14,186	30,939
2011	13,614	1,020	14,733	29,367
2012	12,528	588	13,172	26,288
2013	11,762	306	3,102	15,170
2014	9,546	—	3,212	12,758
Thereafter	20,954	—	4,703	25,657

Total	$91,745	$5,154	$59,975	$156,874

     At March 31, 2009, we had subleased certain office space included in the above table to third parties. Total sub-lease income under contractual terms is $21.6 million and ranges from approximately $1.7 million to $4.6 million on an annual basis through February 2016.
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
     In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased stock of former Nuance Communications, Inc. (Former Nuance), which we acquired in September 2005, between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of the Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, the issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement called for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement was not expected to have any material impact upon the Company, as payments, if any, were expected to be made by insurance carriers, rather than by the Company. On December 5, 2006,

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. The plaintiffs in the case have since filed amended master allegations and amended complaints. On March 26, 2008, the Court largely denied the defendant’s motion to dismiss the amended complaints. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. We intend to defend the litigation vigorously and believe we have meritorious defenses to the claims against Former Nuance.
     We do not believe that the final outcome of the above litigation matter will have a material adverse effect on our financial position and results of operations. However, even if our defense is successful, the litigation could require significant management time and will be costly. Should we not prevail, our operating results, financial position and cash flows could be adversely impacted.
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
     We indemnify our directors and officers to the fullest extent permitted by law. These agreements, among other things, indemnify directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by such persons in their capacity as a director or officer of the company, regardless of whether the individual is serving in any such capacity at the time the liability or expense is incurred. Additionally, in connection with certain acquisitions we have agreed to indemnify the former officers and members of the boards of directors of those companies, on similar terms as described above, for a period of six years from the acquisition date. In certain cases we purchase director and officer insurance policies related to these obligations, which fully cover the six year periods. To the extent that we do not purchase a director and officer insurance policy for the full period of any contractual indemnification, we would be required to pay for costs incurred, if any, as described above.
     At March 31, 2009, we had $3.0 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders in backlog.
20.  Segment and Geographic Information and Significant Customers
     We follow the provisions of SFAS 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments. SFAS 131 also established standards for disclosures about products, services and geographic areas. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer.
     We have several groups that oversee the core markets where we conduct business. Beginning in fiscal 2009, these groups were referred to as Mobile-Enterprise, Healthcare-Dictation, and Imaging. Each of these groups has a president who has direct responsibility and oversight relating to go-to-market strategies and plans, product management and product marketing activities. These groups do not directly manage centralized or shared resources or the allocation decisions regarding the activities related to these functions, which include sales and sales operations, certain research and development initiatives, business development and all general and administrative activities. The chief executive officer directly oversees each of the presidents, as well as each of the functions that provide the shared and centralized activities noted above. To manage the business, allocate resources and assess performance, the chief operating decision maker primarily reviews revenue data by market, consolidated gross margins and consolidated operating margins. Based on our review, we have determined that we operate in one segment.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Revenue attributable to these groups was as follows (table in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Mobile-Enterprise	$114,494	$101,898	$214,328	$200,223
Healthcare-Dictation	100,578	79,051	200,546	156,473
Imaging	14,073	22,353	31,105	41,630

Total	$229,145	$203,302	$445,979	$398,326

     No country outside of the United States composed greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (table in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
United States	$167,033	$155,139	$334,465	$295,240
International	62,112	48,163	111,514	103,086

Total	$229,145	$203,302	$445,979	$398,326

     Our long-lived assets, including intangible assets and goodwill, were located as follows (table in thousands):

	March 31,	September 30,
	2009	2008
United States	$2,317,668	$2,066,106
International	217,171	264,810

Total	$2,534,839	$2,330,916

     The increase in long-lived assets in the United States is due to the acquisition of SNAPin and the decrease in long-lived assets in International is a result of foreign currency translation adjustments due to the U.S. dollar strengthening against certain of our subsidiaries’ functional currencies.
21.  Related Parties
     A member of our Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to us. These services may from time-to-time include contingent fee arrangements. For the three and six months ended March 31, 2009, we paid $2.0 million and $2.2 million, respectively to this firm for professional services. As of March 31, 2009 and September 30, 2008, we had $5.5 million and $2.6 million, respectively, included in accounts payable and accrued expenses to this firm.
     Two members of our Board of Directors are employees of Warburg Pincus. On January 29, 2009, we consummated a stock purchase agreement with Warburg Pincus. Including the January 2009 stock purchase, Warburg Pincus beneficially owns 26% of our common stock. See Note 15 for further information.
22.  Subsequent Event
     On April 9, 2009, we acquired Zi Corporation, a provider of discovery and usability solutions for Mobile Search, Input and Advertising. Under the terms of the agreement, Zi shareholders received $0.34 in cash and approximately 0.037 shares of Nuance common stock for each common share of Zi that they owned. The aggregate consideration was approximately $34.4 million, composed of $17.4 million in cash and 1.9 million shares of our common stock.

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
OVERVIEW
     Nuance Communications, Inc. is a leading provider of speech, imaging and keypad solutions for businesses, organizations and consumers around the world. Our technologies, applications and services make the user experience more compelling by transforming the way people interact with information and how they create, share and use documents. Our solutions are used every day by millions of people and thousands of businesses for tasks and services such as requesting account information from a phone-based self-service solution, dictating records, searching the mobile web by voice, entering a destination into a navigation system, or working with PDF documents. Our solutions help make these interactions, tasks and experiences more productive, pertinent and efficient.
     Our technologies address our core markets:
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
     In evaluating the financial condition and operating performance of our business, management focuses on revenue, earnings, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the period ended March 31, 2009, as compared to the period ended March 31, 2008, is as follows:
•	Total revenue increased by $25.8 million to $229.1 million;

•	Net income increased by $33.9 million to $7.1 million;

•	Gross margins improved by 2.6 percentage points to 61.4%;

•	Operating margins improved by 13.5 percentage points to 6.7%; and

•	Cash provided by operating activities for the six months ended March 31, 2009 was $130.6 million, an increase of $48.6 million from the same period in the prior fiscal year.
CRITICAL ACCOUNTING POLICIES
     Generally accepted accounting principles in the United States (GAAP) require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to: revenue recognition; the costs to complete the development of custom software applications; bad debt and other sales allowances; accounting for patent legal defense costs; the valuation of goodwill, other intangible assets and tangible long-lived assets; estimates used in the accounting for acquisitions; assumptions used in valuing stock-based compensation instruments; judgment with respect to interest rate swaps and foreign currency exchange contracts which are characterized as derivative instruments; evaluating loss contingencies; inputs used to measure fair value; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

     Additional information about these critical accounting policies may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, other than our adoption of Financial Accounting Standards Board (FASB) Statement No.  161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 and SFAS 157, Fair Value Measurements and related FASB staff positions.
     SFAS 161 enhances disclosures related to derivatives and hedging instruments and SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs. At March 31, 2009 we reported our money market funds and US government agency securities at quoted market prices in active markets. We valued our foreign exchange contracts based on observable inputs for similar derivative instruments in active markets of quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly unobservable. We valued our interest rate swaps based on our current settlement values. Certain assets, including our cost-method investments, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not record any impairment charges for these assets during the three and six months ending March 31, 2009.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In April 2009, the FASB issued FASB Staff Position (FSP) 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. This FSP is effective for the fiscal years beginning after December 15, 2008.
     In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We believe FSP 157-4 will not have a material impact on our financial statements.
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
     In May 2008, the FASB issued FSP 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion. This FSP requires us to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects our nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for convertible debt instruments that require or permit settlement in cash and/or shares at the issuer’s option. FSP 14-1 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. FSP 14-1 must be applied retrospectively to all periods presented. We are evaluating the potential impact of FSP 14-1.
     In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This FSP is intended to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 and other standards. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. We are evaluating the potential impact of FSP 142-3.
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
     In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and may not be adopted early.

RESULTS OF OPERATIONS
     The following table presents certain selected financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenue:
Product and licensing	38.0%	46.4%	38.7%	48.3%
Professional services, subscription and hosting	45.0	35.5	43.3	33.8
Maintenance and support	17.0	18.1	18.0	17.9

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product and licensing	4.0	5.3	4.0	5.6
Professional services, subscription and hosting	27.4	27.8	27.2	25.4
Maintenance and support	3.1	4.3	3.2	4.1
Amortization	4.1	3.8	3.9	3.2

Gross profit	61.4	58.8	61.7	61.7

Operating expenses:
Research and development	12.1	15.2	13.2	14.8
Sales and marketing	22.0	28.0	25.0	28.3
General and administrative	12.2	13.8	13.0	13.4
Amortization	8.3	7.0	8.2	6.4
Restructuring and other charges, net	0.1	1.6	0.5	1.4

Total operating expenses	54.7	65.6	59.9	64.3

Income (loss) from operations	6.7	(6.8)	1.8	(2.6)
Other expense, net	(4.1)	(6.0)	(3.3)	(6.6)

Income (loss) before income taxes	2.6	(12.8)	(1.5)	(9.2)
Provision (benefit) for income taxes	(0.4)	0.4	2.4	1.4

Net income (loss)	3.0%	(13.2)%	(3.9)%	(10.6)%

Total Revenue
     The following tables show total revenue from our core markets and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Mobile-Enterprise	$114.4	$101.9	$12.5	12.3%	$214.3	$200.2	$14.1	7.0%
Healthcare-Dictation	100.6	79.0	21.6	27.3%	200.6	156.5	44.1	28.2%
Imaging	14.1	22.4	(8.3)	(37.1)%	31.1	41.6	(10.5)	(25.2)%

Total Revenue	$229.1	$203.3	$25.8	12.7%	$446.0	$398.3	$47.7	12.0%

     For the three months ended March 31, 2009, the increase in total revenue was driven by a combination of organic growth and contributions from acquisitions. Mobile-Enterprise revenue increased $12.5 million, primarily due to contributions from our acquisition of SNAPin as well as growth in our hosted, on-demand solutions, and predictive text business. Healthcare-Dictation revenue increased $21.6 million, primarily due to contributions from our acquisitions of eScription and PSRS. Imaging revenue decreased $8.3 million primarily due to a decline in Windows-based software sales and a general decline in corporate spending.
     For the six months ended March 31, 2009, the increase in total revenue was driven by a combination of organic growth and contributions from acquisitions. Mobile-Enterprise revenue increased $14.1 million, primarily due to contributions from our acquisitions of Viecore and SNAPin as well as growth in our hosted, on-demand solutions, and predictive text business. Healthcare-Dictation revenue increased $44.1 million, primarily due to contributions from our acquisitions of eScription and PSRS. Imaging revenue decreased $10.5 million primarily due to a decline in Windows-based software sales and a general decline in corporate spending.

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
United States	$167.0	$155.1	$11.9	7.7%	$334.5	$295.2	$39.3	13.3%
International	62.1	48.2	13.9	28.8%	111.5	103.1	8.4	8.1%

Total Revenue	$229.1	$203.3	$25.8	12.7%	$446.0	$398.3	$47.7	11.9%

     Based on the location of our customers, the geographic split for the three months ended March 31, 2009 was 73% of total revenue in the United States and 27% internationally as compared to 76% of total revenue in the United States and 24% internationally for the same period last year. The increase in the proportion of revenue generated internationally was primarily due to contributions from our acquisitions of PSRS and SNAPin partially by the impact of foreign currency exchange rates due to a weaker Euro.
     Based on the location of our customers, the geographic split for the six months ended March 31, 2009 was 75% of total revenue in the United States and 25% internationally as compared to 74% of total revenue in the United States and 26% internationally for the same period last year. The increase in the proportion of revenue generated in the United States was primarily due to contributions from our acquisitions of Viecore and eScription. The decrease in the proportion of revenue generated internationally, despite the increase in our international revenue base due to contributions our acquisitions of SNAPin and PSRS, was primarily due to a weaker Euro as well as decreased volume in our European enterprise business.
Product and Licensing Revenue
     Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Product and licensing revenue	$87.0	$94.3	$(7.3)	(7.7)%	$172.6	$192.2	$(19.6)	(10.2)%

As a percentage of total revenue	38.0%	46.4%			38.7%	48.3%

     The decrease in product and licensing revenue for the three months ended March 31, 2009, as compared to the same period last year, consisted primarily of an $8.6 million decrease in Imaging revenue primarily due to a decline in Windows-based software sales and a general decline in corporate spending. This was partially offset by a $1.4 million increase in our Healthcare-Dictation revenue primarily due to contributions from our acquisition of PSRS. As a percentage of total revenue, product and licensing revenue decreased 8.4 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services, subscription and hosting revenue relative to product and licensing revenue.
     The decrease in product and licensing revenue for the six months ended March 31, 2009, as compared to the same period last year, consisted of an $11.1 million decrease in Imaging revenue primarily due to a decline in Windows-based software sales and a general decline in corporate spending and an $11.4 million decrease in the volume of Mobile-Enterprise licenses. These decreases were offset by a $2.9 million increase from Healthcare-Dictation revenue primarily due to contributions from our acquisition of PSRS. As a percentage of total revenue, product and licensing revenue decreased 9.6 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services, subscription and hosting revenue relative to product and licensing revenue.
Professional Services, Subscription and Hosting Revenue
     Professional services revenue primarily consists of consulting, implementation and training services for speech customers. Subscription and hosting revenue primarily relates to delivering hosted, transcription and dictation services over a specified term, as well as self-service, on-demand offerings to carriers and enterprises. The following table shows professional services, subscription and hosting revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Professional services, subscription and hosting revenue	$103.0	$72.2	$30.8	42.7%	$193.2	$134.6	$58.6	43.5%

As a percentage of total revenue	45.0%	35.5%			43.3%	33.8%

     The increase in professional services, subscription and hosting revenue for the three months ended March 31, 2009, as compared to the same period last year, consisted primarily of an $18.6 million increase in Healthcare-Dictation revenue, including contributions from our acquisition of eScription and organic growth of our iChart transcription solution. Additionally, there was a $12.1 million increase in Mobile-Enterprise revenue, primarily due to contributions from our acquisition of SNAPin, and growth in our hosted, on-demand solutions. The growth in these organic and acquired revenue streams outpaced the relative growth of our other revenue types, resulting in a 9.5 percentage point increase in professional services, subscription and hosting revenue as a percentage of total revenue.
     The increase in professional services, subscription and hosting revenue for the six months ended March 31, 2008, as compared to the same period last year, consisted of a $36.7 million increase in Healthcare-Dictation revenue, including contributions from our acquisition of eScription and organic growth of our iChart transcription solution. Additionally, there was a $21.9 million increase in Mobile-Enterprise revenue, primarily due to contributions from our acquisition of SNAPin, and growth in our hosted, on-demand solutions. The growth in these organic and acquired revenue streams outpaced the relative growth of our other revenue types, resulting in a 9.5 percentage point increase in professional services, subscription and hosting revenue as a percentage of total revenue.
Maintenance and Support Revenue
     Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Maintenance and support revenue	$39.1	$36.8	$2.3	6.3%	$80.2	$71.5	$8.7	12.2%

As a percentage of total revenue	17.0%	18.1%			18.0%	17.9%

     The increase in maintenance and support revenue for the three months ended March 31, 2009, as compared to the same period last year, consisted primarily of a $1.5 million increase related to the expansion of our current installed base of Healthcare-Dictation solutions.
     The increase in maintenance and support revenue for the six months ended March 31, 2009, as compared to the same period last year, consisted primarily of a $4.3 million increase related to the expansion of the current installed based our Healthcare-Dictation solutions, and a $3.8 million increase in Mobile-Enterprise maintenance and support revenue, driven by a combination of organic growth and growth from our acquisition of Viecore.
Cost of Product and Licensing Revenue
     Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Cost of product and licensing revenue	$9.1	$10.7	$(1.6)	(15.0)%	$17.8	$22.3	$(4.5)	(20.2)%

As a percentage of product and licensing revenue	10.4%	11.3%			10.3%	11.6%

     The decrease in cost of product and licensing revenue for the three months ended March 31, 2009, as compared to the same period last year, was primarily due to a $1.3 million decrease in Imaging Windows-based license costs as a result of the decrease in Imaging sales. Cost of product and licensing revenue decreased as a percentage of revenue due to a change in the revenue mix towards products with higher margins.

     The decrease in cost of product and licensing revenue for the six months ended March 31, 2009, as compared to the same period last year, was primarily due to a $3.1 million decrease in Healthcare-Dictation product costs due to changes in product mix and a $2.1 million decrease in Imaging Windows-based license costs as a result of the decrease in Imaging sales. Cost of product and licensing revenue decreased as a percentage of revenue due to a change in the revenue mix towards products with higher margins.
Cost of Professional Services, Subscription and Hosting Revenue
     Cost of professional services, subscription and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead, as well as the hardware and communications fees that support our subscription and hosted solutions. The following table shows cost of professional services, subscription and hosting revenue, in dollars and as a percentage of professional services, subscription and hosting revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Cost of professional services, subscription and hosting revenue	$62.8	$56.4	$6.4	11.3%	$121.3	$101.3	$20.0	19.7%

As a percentage of professional services, subscription and hosting revenue	61.0%	78.1%			62.8%	75.3%

     The increase in cost of professional services, subscription and hosting revenue in the three months ended March 31, 2009, as compared to the same period last year, was attributable to a $5.1 million increase in Mobile-Enterprise costs driven by our acquisition of SNAPin, as well as a $1.3 million increase in Healthcare-Dictation costs driven by our acquisitions of eScription and PSRS. As a percentage of revenue, cost of professional services, subscription and hosting revenues decreased primarily due to faster growth in our higher margin hosted, on-demand solutions.
     The increase in cost of professional services, subscription and hosting revenue in the six months ended March 31, 2009, as compared to the same period last year, was attributable to a $11.9 million increase in Healthcare-Dictation costs driven by our acquisitions of eScription and PSRS, as well as an $8.1 million increase in Mobile-Enterprise costs driven primarily by our acquisition of SNAPin. As a percentage of revenue, cost of professional services, subscription and hosting revenues decreased primarily due to faster growth in our higher margin hosted, on-demand solutions.
Cost of Maintenance and Support Revenue
     Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Cost of maintenance and support revenue	$7.1	$8.9	$(1.8)	(20.2)%	$14.2	$16.4	$(2.2)	(13.4)%

As a percentage of maintenance and support revenue	18.2%	24.2%			17.7%	22.9%

     The decrease in cost of maintenance and support revenue for the three months ended March 31, 2009, as compared to the same period last year, was primarily attributable to a $1.0 million reduction in Healthcare-Dictation costs as a result of effective cost containment actions offset by an increase in costs driven by our acquisitions of eScription and PSRS. As a percentage of revenue, the cost of maintenance and support revenues decreased primarily due to effective cost controls in our core business and changes in the overall revenue mix.
     The decrease in cost of maintenance and support revenue for the six months ended March 31, 2009, as compared to the same period last year, was primarily attributable to a $1.7 million reduction in Healthcare-Dictation costs as a result of effective cost containment actions offset by increase in costs driven by our acquisitions of eScription and PSRS. As a percentage of revenue, the cost of maintenance and support revenues decreased primarily due to effective cost controls in our core business and changes in the overall revenue mix.

Research and Development Expense
     Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Total research and development expense	$27.8	$30.9	$(3.1)	(10.0)%	$58.8	$58.8	$(0.0)	(0.0)%

As a percentage of total revenue	12.1%	15.2%			13.2%	14.8%

     The decrease in research and development expense in the three months ended March 31, 2009, as compared to the same period last year, was primarily attributable to the decreased costs associated with third-party contractors and professional services. Research and development expense as a percentage of total revenue decreased by 3.1 percentage points, primarily driven by our cost containment efforts and a reduction in share-based compensation relative to the increase in revenue.
     The decrease in research and development expense in the six months ended March 31, 2009, as compared to the same period last year, was primarily attributable to the decreased costs associated with third-party contractors and professional services offset by increased costs associated with our growing research and development infrastructure. Research and development expense as a percentage of total revenue decreased by 1.6 percentage points, primarily driven by our cost containment efforts and a reduction of the share-based compensation relative to the increase in revenue.
Sales and Marketing Expense
     Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Total sales and marketing expense	$50.4	$56.8	$(6.4)	(11.3)%	$111.6	$112.8	$(1.2)	(0.1)%

As a percentage of total revenue	22.0%	28.0%			25.0%	28.3%

     The decrease in sales and marketing expense in the three months ended March 31, 2009, as compared to the same period last year, was primarily attributable to $3.6 million of decreased compensation and other variable expenses. The remaining decrease in expenses was driven by decreased spending in marketing and channel programs. Sales and marketing expense as a percentage of total revenue decreased by 6.0 percentage points, as a result of increased cost efficiencies of our sales and marketing expenditures and a reduction in share-based compensation relative to the increase in revenue.
     The decrease in sales and marketing expense in the six months ended March 31, 2009, as compared to the same period last year, was primarily attributable to decreased spending in marketing and channel programs. Sales and marketing expense as a percentage of total revenue decreased by 3.3 percentage points, as a result of increased cost efficiencies in our sales and marketing expenditures.
General and Administrative Expense
     General and administrative expense primarily consists of personnel costs for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Total general and administrative expense	$27.9	$28.1	$(0.2)	(0.7%)	$58.2	$53.3	$4.9	9.2%

As a percentage of total revenue	12.2%	13.8%			13.0%	13.4%

     The decrease in general and administrative expense in the three months ended March 31, 2009, as compared to the same period last year, was primarily attributable to decreased third party contractor costs and cost containment actions, partially offset by increased legal expenses related to our acquisitions. General and administrative expense as a percentage of total revenue continues to decrease as acquisition-related synergies are realized.
     The increase in general and administrative expense in the six months ended March 31, 2009, as compared to the same period last year, was primarily attributable to increased legal and other professional service costs attributable to our acquisitions and integration activities. General and administrative expense as a percentage of total revenue remained relatively flat compared to the same period last year.
Amortization of Intangible Assets
     Amortization of acquired patents and core and completed technology are included in cost of revenue and the amortization of acquired customer and contractual relationships, non-compete agreements, acquired trade names and trademarks are included in operating expenses. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefit of customer relationships are being realized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We evaluate these assets for impairment and for appropriateness of their remaining life on an ongoing basis. Amortization expense was recorded as follows (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Cost of revenue	$9.4	$7.8	$1.6	20.5%	$17.4	$12.7	$4.7	37.0%
Operating expenses	19.0	14.2	4.8	33.8%	36.4	25.7	10.7	41.6%

Total amortization expense	$28.4	$22.0	$6.4	29.0%	$53.8	$38.4	$15.4	40.0%

As a percentage of total revenue	12.4%	10.8%			12.0%	9.6%

     The increase in amortization of intangible assets for the three and six months ended March 31, 2009, as compared to the same periods last year, was primarily attributable to the amortization of acquired customer relationships and core technology from our acquisitions of eScription in May 2008, PSRS in September 2008 and SNAPin in October 2008, as well as an increase in amortization expense for the speech-related patent portfolio we acquired in December 2008.
Restructuring and Other Charges, Net
     During the three and six months ended March 31, 2009, we recorded a net restructuring and other charges of $0.3 million and $2.0 million, respectively, of which $2.0 million related to the elimination of approximately 80 personnel across multiple functions within our company and the remaining amount related to adjustments to fiscal 2008 restructuring programs based on actual payments.
     The following table sets forth the accrual activity relating to personnel related restructuring and other charges for the six months ended March 31, 2009, as follows (dollars in millions):

	Personnel	Facilities	Other	Total
Balance at September 30, 2008	$0.4	$0.8	$1.4	$2.6
Restructuring and other charges	2.3	—	—	2.3
Cash payments	(2.1)	(0.4)	(1.4)	(3.9)

Balance at March 31, 2009	$0.6	$0.4	$—	$1.0

Other Income (Expense), Net
     The following table sets forth other income (expense), net in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Interest income	$1.0	$2.9	$(1.9)	(65.5)%	$2.5	$4.5	$(2.0)	(44.4)%
Interest expense	(10.0)	(14.7)	4.7	32.0%	(23.1)	(29.9)	6.8	22.7%
Other income (expense), net	(0.4)	(0.5)	(0.1)	(20.0)%	5.8	(1.1)	6.9	627.3%

Total other income (expense), net	$(9.4)	$(12.3)	$2.9	23.6%	$(14.8)	$(26.5)	$11.7	44.2%

As a percentage of total revenue	(4.1)%	(6.0)%			(3.3)%	(6.6)%

     The decrease in other income (expense), net for the three months ended March 31, 2009, as compared to the same period last year, was primarily driven by a decrease in the interest rate related to our variable-interest rate borrowings. The effective interest rate for our variable-interest rate borrowings was 2.48% at March 31, 2009, compared to 5.63% at March 31, 2008.
     The decrease in other income (expense), net for the six months ended March 31, 2009, as compared to the same period last year, was primarily driven by a gain on foreign currency forward contracts. During the three months ended December 31, 2008, we entered into foreign currency forward contracts to manage exposure on our Euro denominated deferred acquisition payment obligation of €44.3 million related to our acquisition of PSRS. The deferred acquisition payment is due on September 21, 2009. These foreign currency contracts are not designated as hedges under SFAS 133 and changes in fair value of these contracts are reported in net earnings as other income (expenses). For the six months ended March 31, 2009, we recorded a net $8.1 million as other income related to these contracts and the related Euro denominated obligation. Additionally, the decrease in expense was also driven by a decrease in the interest rate related to our variable-interest rate borrowings.
Provision (Benefit) for Income Taxes
     The provision for income taxes and effective income tax rates were as follows (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Income tax provision (benefit)	$(1.0)	$0.8	$(1.8)	(225.0)%	$10.6	$5.4	$5.2	96.3%

Effective income tax rate	(16.4)%	(3.0)%			(154.5)%	(14.6)%

     The effective tax rate was (16.4)% and (3.0)% for the three months ended March 31, 2009 and 2008, respectively. The change in the effective tax rate primarily relates to a reduction in the foreign income tax provision as a result of the utilization of foreign tax credits as well as a tax benefit resulting from a federal tax loss limitation revisions. We have revised our estimates of annual limitations applicable to acquired net operating losses. The change in estimate results in a $2.8 million tax benefit for the three months ended March 31, 2009 relating to loss limitations under Section 382 of the Internal Revenue Code of 1986. The provision limits the net operating loss carryforwards that can be used annually to offset future taxable income.
     The effective tax rate was (154.5)% and (14.6)% for the six months ended March 31, 2009 and 2008, respectively. The tax provision of $10.6 million for the six months ended March 31, 2009 includes foreign and state income tax provisions as well as the $2.8 million income tax benefit relating to the federal tax loss limitation revisions. No tax benefit has been recognized for the U.S. losses as realization is not more likely than not. Included in the tax provision is a charge of $8.0 million related to adjustments of our deferred state taxes upon our election to treat the acquisition of eScription as an asset purchase. This provision is a reversal of a tax benefit recorded in the fourth quarter of fiscal 2008 when the eScription acquisition was treated as a stock purchase.
     In connection with the Massachusetts state tax law enactment that occurred during the fourth quarter, regulations have still not been finalized relating to utilization of net operating losses under the new law. The tax provision expense to be recorded by us when the regulations are finalized could be up to approximately $2.0 million.
     Valuation allowances have been established for the U.S. net deferred tax asset, which we believe do not meet the “more likely than not” realization criteria established by SFAS 109, Accounting for Income Taxes and that are not otherwise offset by deferred tax liabilities. Due to a history of cumulative losses in the United States, a full valuation allowance has been recorded against the net deferred assets of our U.S. entities. At March 31, 2009, we had a valuation allowance for U.S. net deferred tax assets of approximately $168.9 million. The U.S. net deferred tax assets is composed of tax assets primarily related to net operating loss carryforwards

(resulting both from business combinations and from operations) and tax credits, offset by deferred tax liabilities primarily related to intangible assets. Certain of these intangible assets have indefinite lives, and the resulting deferred tax liability associated with these assets is not allowed as an offset to our deferred tax assets for purposes of determining the required amount of our valuation allowance.
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
LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents totaled $421.0 million as of March 31, 2009, an increase of $159.5 million compared to $261.5 million as of September 30, 2008. Our working capital was $274.4 million as of March 31, 2009, as compared to $133.5 million at the end of fiscal 2008. As of March 31, 2009, our total accumulated deficit was $252.6 million. We do not expect our accumulated deficit to impact our future ability to operate given our strong cash and operating cash flows position.
Cash Provided by Operating Activities
     Cash provided by operating activities for the six months ended March 31, 2009 was $130.6 million, an increase of $48.6 million, or 59%, as compared to net cash provided by operating activities of $82.0 million for the six months ended March 31, 2008. The increase was primarily driven by the following factors:
•	An increase in cash from accounts payable and accrued expenses of $42.3 million primarily attributable to the timing of cash payments under our normal operating cycles;

•	A decrease in net loss of $24.7 million mainly attributable to the improvement in operating margins as well as the decrease in interest expense on our variable rate debt;

•	A decrease in cash of $15.0 million from prepaid expenses and other assets primarily attributable to an increase in deferred project costs related to our acquisition SNAPin and an increase in other prepaid expenses related to our normal operations;

•	A decrease in cash of $9.9 million from accounts receivable primarily attributable to timing of cash collections; and

•	An increase in non-cash adjustments of $5.7 million primarily related to the increase in amortization expense offset by an unrealized gain on foreign currency contracts and a decrease in share-based payments.
Cash Used in Investing Activities
     Cash used in investing activities for the six months ended March 31, 2009 was $137.4 million, an increase of $104.9 million, or 323%, as compared to net cash used in investing activities of $32.5 million for the six months ended March 31, 2008. The increase was primarily driven by the following factors:
•	Cash payments of $60.4 million to acquire a speech-related patent portfolio and a royalty free paid-up perpetual license to speech-related source code; and

•	An increase of $39.6 million in cash payments related to acquisitions, primarily driven by an earnout payment of $40.2 million in connection with our acquisition BeVocal.

Cash Provided by Financing Activities
     Cash provided by financing activities for the six months ended March 31, 2009 was $168.7 million, an increase of $49.4 million, or 41%, as compared to net cash provided by financing activities of $119.3 million for the six months ended March 31, 2008. The change was primarily driven by the following factors:
•	A $44.0 million increase in cash proceeds from the sale of our common stock. During the six months ended March 31, 2009, we sold 17.4 million shares of our common stock and warrants to purchase 3.9 million shares of our common stock for a net proceeds of $175.1 million as compared to a sale of 7.8 million shares of our common stock for net proceeds of $131.1 million during the same period in 2008; and

•	A $9.0 million decrease in cash payments relating to cash paid to net share settle employee equity awards, due to a decrease in the intrinsic value of the shares vested as a result of the overall decrease in our stock price during the six months ended March 31, 2009 as compared to the same period in 2008; and

•	A $4.7 million decrease in cash proceeds from the issuance of common stock upon exercise of employee stock options and pursuant to our employee stock purchase plan, due to a decrease in the number of options exercised during the six months ended March 31, 2009 as compared to the same period in 2008.
Credit Facilities and Debt
Expanded 2006 Credit Facility
     As of March 31, 2009, $653.6 million remained outstanding under our term loan. There were $16.5 million of letters of credit issued under our revolving credit line and there were no other outstanding borrowings under our revolving credit line. As of March 31, 2009, we are in compliance with the covenants under the Expanded 2006 Credit Facility.
     As of March 31, 2009, based on our leverage ratio, our applicable margin for the term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. This results in an effective interest rate of 2.48%. No payment under the excess cash flow sweep provision were due in the first quarter of fiscal 2009 as there was no excess cash flow generated in fiscal 2008. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (table in thousands):

Year Ending September 30,	Amount
2009 (April 1, 2009 to September 30, 2009)	$3,350
2010	6,700
2011	6,700
2012	6,700
2013 (maturity)	630,163

Total	$653,613

2.75% Convertible Debentures
     On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in August 2027. As of March 31, 2009, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.
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

     We believe cash and cash equivalents on hand, cash flows from future operations, as well as the proceeds from the sale of common stock in January 2009, will be sufficient to meet our working capital and contractual obligations as they become due for the foreseeable future. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenue, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on terms that may be less than favorable.
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
     The following table summarizes our outstanding contractual obligations as of March 31, 2009 (in millions):

	Payments Due by Period
		Remaining		Fiscal 2011	Fiscal 2013
Contractual Obligations	Total	Fiscal 2009	Fiscal 2010	and 2012	and 2014	Thereafter
2.75% Convertible Senior Debenture(1)	$250.0	$—	$—	$—	$250.0	$—
Expanded 2006 Credit Facility(2)	653.7	3.4	6.7	13.4	630.2	—
Interest on 2006 Expanded Credit Facility(2)	63.6	8.1	16.1	31.6	7.8	—
Interest on 2.75% Convertible Senior Debentures(3)	37.9	3.4	6.9	13.8	13.8	—
Lease obligations and other liabilities:
Operating leases	91.8	8.4	15.0	26.1	21.3	21.0
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions	5.2	1.5	1.8	1.6	0.3	—
Pension, minimum funding requirement	3.0	0.6	1.2	1.2	—	—
Purchase commitments	3.0	3.0	—	—	—	—
Other liabilities assumed(4)	60.0	6.9	14.2	27.9	6.3	4.7

Total contractual cash obligations	$1,168.2	$35.3	$61.9	$115.6	$929.7	$25.7

(1)	Holders of 2.75% Convertible Senior Debentures can require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate as of March 31, 2009 excluding the effect of our interest rate swaps.

(3)	Interest is due and payable semi-annually.

(4)	Obligations include assumed long-term liabilities related to restructuring programs initiated by the predecessor entities prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of the former Nuance Communications, Inc. in September 2005. These restructuring programs relate to the closing of two facilities with lease terms set to expire in 2016 and 2012. Total contractual obligations under these two leases are $75.1 million. As of March 31, 2009, we have sub-leased a portion of the office space related to these two facilities to unrelated third parties. Total sublease income under the remaining contractual terms is expected to be $19.2 million, which ranges from $1.6 million to $4.0 million on an annualized basis through 2016.

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
     In connection with the acquisition of Commissure we agreed to make contingent earnout payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years ended September 30, 2008, 2009 and 2010. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. As of March 31, 2009, we have not recorded any obligation relative to these measures.
     In connection with our acquisition of Vocada we agreed to make contingent earnout payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. As of March 31, 2009, we have not recorded any obligation relative to these measures.
     In connection with our acquisition of Multi-Vision we agreed to make contingent earnout payments of up to $15.0 million upon the achievement of certain financial targets for the period from August 1, 2008 to July 31, 2009. $10.0 million of the earnout is further conditioned on the continued employment of certain Multi-Vision employees; accordingly, up to $10.0 million of any earnout payments will be recorded as compensation expense, and up to $5.0 million will be recorded as additional purchase price and allocated to goodwill. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. As of March 31, 2009, we have not recorded any obligation or related compensation expense relative to these measures.
     In connection with our acquisition of SNAPin, we agreed to make a contingent earnout payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. Additionally, we would be required to issue earnout consideration to SNAPin option holders. This option earnout consideration, if earned, is payable at our sole discretion, in cash, stock or additional options to purchase common stock. The total value of this contingent option earnout consideration may aggregate up to $2.5 million, which will be recorded as compensation expense over the service period, if earned. These earnout payments, if any, would be payable upon the final measurement of the performance targets. As of March 31, 2009, we have not recorded any obligation or related compensation expense relative to these measures.
     In December 2008, we acquired a speech-related patent portfolio from a third party and a royalty free paid-up perpetual license providing us with access to and use of the party’s speech-related source code for an aggregate purchase price of $50 million. At the same time, we agreed to pay an additional license fee of up to $20 million if certain revenue growth targets are met in calendar 2009. Any additional license fee is payable in cash or stock at our sole discretion on March 1, 2010. As of March 31, 2009, we have not recorded any obligation relative to these additional license fees.

Financial Instruments
     We use financial instruments to manage our interest rates and foreign exchange risk. We follow SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities, for certain designated forward contracts and interest rate swaps.
     To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of March 31, 2009, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% to 2.1% and they expire in October 2010 and November 2010, respectively. As of March 31, 2009 and September 30, 2008, the aggregate cumulative unrealized losses related to these derivatives were $4.7 million and $0.9 million, respectively.
     On December 31, 2008, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars. These contracts are designated as cash flow hedges. At March 31, 2009, these contracts had an aggregate notional amount of 16.8 million Canadian dollars. The contracts settle each month from April 13, 2009 through September 11, 2009. As of March 31, 2009, the aggregate cumulative unrealized losses related to these contracts was $0.4 million.
     We also have foreign currency contracts that are not designated as hedges under SFAS 133. Changes in fair value of foreign currency contracts not qualifying as hedges are reported in net earnings as part of other income (expense), net. During the three months ended December 31, 2008, we entered into foreign currency forward contracts to offset foreign currency exposure on the deferred acquisition payment of €44.3 million related to our acquisition of PSRS. For the three and six months ended March 31, 2009, we recorded a loss of $3.9 million and a gain of $2.6 million, respectively in other income (expense), net in the accompanying statements of operations. The foreign currency contracts mature on September 21, 2009.
Off-Balance Sheet Arrangements
     Through March 31, 2009, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.
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
Part II. Other Information
Item 1. Legal Proceedings
     This information is included in Note 19, Commitments and Contingencies, in the accompanying notes to consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.
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
     As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration and also incurred significant debt to finance the cash consideration used for our acquisitions. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business.
Our ability to realize the anticipated benefits of our acquisitions will depend on successfully integrating the acquired businesses.
     Our prior acquisitions required, and our recently completed acquisitions continue to require, substantial integration and management efforts and we expect and future acquisitions to require similar efforts. Acquisitions of this nature involve a number of risks, including:
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
     Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values and also to in-process research and development. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of March 31, 2009, we had identified intangible assets of approximately $647.9 million and goodwill of approximately $1.8 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. The combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.
     We have a significant amount of debt. As of March 31, 2009, we had a total of $903.6 million of gross debt outstanding, including $653.6 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of March 31, 2009, there were $16.5 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:
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
     We reported net losses of $17.5 million for the six months ended March 31, 2009, and $30.1 million and $14.0 million for the fiscal years 2008 and 2007, respectively. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any transaction to raise additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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
     We recently conducted an analysis of our compliance with the terms and conditions of certain contracts with the U.S. General Services Administration (“GSA”). Based upon our analysis, we voluntarily notified GSA of non-compliance with the terms of two contracts. The final resolution of this matter may adversely impact our financial position.

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
     The uninterrupted operation of our hosted solutions and the confidentiality and security of third-party information is critical to our business. We have what we believe to be sufficient security around our systems to prevent unauthorized access. Any failures in our security and privacy measures could have a material adverse effect on our financial position and results of operations. If we are unable to protect, or our clients perceive that we are unable to protect, the security and privacy of our electronic information, our growth could be materially adversely affected. A security or privacy breach may:
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
     As of March 31, 2009, Warburg Pincus beneficially owned approximately 26% of our outstanding common stock, including warrants exercisable for up to 14,628,960 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. As of March 31, 2009, Brown Capital Management was our second largest stockholder, owning approximately 5% of our common stock. Because of their large holdings of our capital stock relative to other stockholders, each of these two stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.
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
     Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. For example, we issued, and registered for resale, approximately 10.6 million shares of our common stock in connection with our acquisition of SNAPin. No prediction can be made as to the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
On January 30, 2009, we held our annual meeting of stockholders. At that meeting, the following actions were voted upon:
(a) To elect a board of eight (8) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified:

Director	Votes For	Votes Withheld
Paul A. Ricci	205,356,601	2,042,236
Robert J. Frankenberg	205,669,227	1,729,610
Patrick T. Hackett	205,788,586	1,610,251
William H. Janeway	205,627,696	1,771,141
Katharine A. Martin	184,173,423	23,225,414
Mark B. Myers	205,583,482	1,815,355
Philip J. Quigley	205,845,577	1,553,260
Robert G. Teresi	205,657,147	1,741,690
(b) To approve the amended and restated 2000 Stock Plan:

Votes For	Votes Against	Abstained	Broker Non-Votes
151,873,620	18,441,051	258,603	36,825,563
(c) To ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009:

Votes For	Votes Against	Abstained
206,406,345	806,014	186,478
Item 5. Other Information
     None.
Item 6. Exhibits
     The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 11, 2009.

Nuance Communications, Inc.
By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.1	Arrangement Agreement, by and among Registrant, Nuance Acquisition ULC, and Zi Corporation dated February 26, 2009	8-K	0-27038	2.1	2/27/2009

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004

3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-142182	3.3	4/18/2007

3.5	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004

4.1	Amended and Restated Shareholders Agreement, dated January 29, 2009, by and among Nuance Communications, Inc. and affiliates of Warburg Pincus identified therein.	10-Q	0-27038	4.1	2/9/2009

4.2.	Purchase Agreement, dated January 13, 2009, by and among Nuance Communications, Inc., Warburg Pincus Private Equity, X. L.P. and Warburg Pincus X. Partners, L.P.	8-K	0-27038	2.1	1/16/2008

10.1.	Amended and Restated Stock Plan	8-K	0-27038	99.1	2/5/2009

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X