Form 10-Q
period 2009-06-30
Nuance Communications, Inc.
filed 2009-08-10
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
781-565-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐     No ☑

269,025,059 shares of the registrant’s Common Stock, $0.001 par value, were outstanding as of July 31, 2009.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1.	Financial Statements

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Revenue:
Product and licensing	$87,387	$96,396	$259,987	$288,587
Professional services and subscription and hosting	110,966	82,320	304,162	216,942
Maintenance and support	42,687	38,028	122,870	109,541

Total revenue	241,040	216,744	687,019	615,070

Cost of revenue:
Product and licensing	8,414	10,214	26,222	32,485
Professional services and subscription and hosting	68,321	55,511	189,584	156,777
Maintenance and support	7,207	7,912	21,387	24,266
Amortization of intangible assets	10,017	5,248	27,444	17,995

Total cost of revenue	93,959	78,885	264,637	231,523

Gross profit	147,081	137,859	422,382	383,547

Operating expenses:
Research and development	28,584	27,068	87,363	85,822
Sales and marketing	50,376	55,526	161,991	168,299
General and administrative	28,181	27,323	86,340	80,631
Amortization of intangible assets	19,931	14,386	56,313	40,040
Restructuring and other charges, net	2,893	2,646	5,241	8,124

Total operating expenses	129,965	126,949	397,248	382,916

Income from operations	17,116	10,910	25,134	631
Other income (expense):
Interest income	683	1,780	3,152	6,293
Interest expense	(8,331)	(12,655)	(31,466)	(42,580)
Other income (expense), net	(3,807)	(774)	1,971	(1,904)

Income (loss) before income taxes	5,661	(739)	(1,209)	(37,560)
Provision for income taxes	6,670	9,127	17,283	14,521

Net loss	$(1,009)	$(9,866)	$(18,492)	$(52,081)

Net loss per share:
Basic and diluted	$(0.00)	$(0.05)	$(0.07)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	260,750	213,683	249,105	204,843

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(Unaudited)
	(In thousands, except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$418,587	$261,540
Marketable securities	—	56
Accounts receivable, less allowance for doubtful accounts of $7,751 and $6,925	169,131	203,542
Acquired unbilled accounts receivable	15,607	14,457
Inventories, net	9,370	7,152
Prepaid expenses and other current assets	42,135	26,833
Deferred tax assets	2,306	1,703

Total current assets	657,136	515,283
Land, building and equipment, net	51,733	46,485
Goodwill	1,869,344	1,655,773
Intangible assets, net	685,056	585,023
Other assets	42,984	43,635

Total assets	$3,306,253	$2,846,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$6,878	$7,006
Contingent and deferred acquisition payments	62,711	113,074
Accounts payable	54,896	31,517
Accrued expenses and other current liabilities	96,575	102,099
Accrued business combination costs	9,324	9,166
Deferred maintenance revenue	83,496	80,521
Unearned revenue and customer deposits	55,481	38,381

Total current liabilities	369,361	381,764
Long-term portion of debt and capital leases	889,957	894,184
Long-term portion of accrued business combination costs	27,143	32,012
Long-term deferred revenue	26,028	18,134
Deferred tax liability	47,158	46,745
Other long-term liabilities	69,972	48,452

Total liabilities	1,429,619	1,421,291

Commitments and contingencies (Notes 4, 5, 6, 7 and 19)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 270,760 and 232,592 shares issued and 267,523 and 229,370 shares outstanding	271	232
Additional paid-in capital	2,141,862	1,658,512
Treasury stock, at cost (3,237 and 3,222 shares)	(16,214)	(16,070)
Accumulated other comprehensive income (loss)	(288)	12,739
Accumulated deficit	(253,628)	(235,136)

Total stockholders’ equity	1,876,634	1,424,908

Total liabilities and stockholders’ equity	$3,306,253	$2,846,199

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(18,492)	$(52,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	13,641	11,795
Amortization of intangible assets	83,757	58,035
Bad debt provision	1,564	2,113
Share-based payments	52,584	53,447
Gain on foreign currency forward contracts	(8,049)	—
Deferred tax provision	8,117	6,019
Other	4,030	4,679
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	47,713	74,689
Inventories	(2,261)	238
Prepaid expenses and other assets	(5,746)	1,716
Accounts payable	22,744	(12,983)
Accrued expenses and other liabilities	(9,217)	(19,244)
Deferred maintenance revenue, unearned revenue and customer deposits	(6,124)	1,706

Net cash provided by operating activities	184,261	130,129

Cash flows from investing activities:
Capital expenditures	(15,682)	(13,884)
Payments for acquisitions, net of cash acquired	(113,886)	(354,572)
Proceeds from maturities of marketable securities	56	2,577
Payments for equity investment	(159)	(2,172)
Payments for purchase or license of technology and capitalized patent defense costs	(65,257)	(6,279)
Change in restricted cash balances	—	279

Net cash used in investing activities	(194,928)	(374,051)

Cash flows from financing activities:
Payments of debt and capital leases	(5,261)	(6,000)
Purchases of treasury stock	(144)	(652)
Excess tax benefits from share-based payments	—	4,656
Payments of other long-term liabilities	(6,915)	(8,793)
Proceeds from issuance of common stock, net of issuance costs	175,111	330,987
Proceeds from issuance of common stock from employee stock options and purchase plan	10,996	20,276
Cash used to net share settle employee equity awards	(6,187)	(16,280)

Net cash provided by financing activities	167,600	324,194

Effects of exchange rate changes on cash and cash equivalents	114	1,146

Net increase in cash and cash equivalents	157,047	81,418
Cash and cash equivalents at beginning of period	261,540	184,335

Cash and cash equivalents at end of period	$418,587	$265,753

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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

We acquired SNAPin Software, Inc. (SNAPin), a developer of self service software for mobile devices, on October 1, 2008 and several other businesses during the third quarter of 2009. Refer to Note 4 for additional information.

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

We made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, other than our adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 and SFAS 157, Fair Value Measurements (SFAS 157) and related FASB staff positions. We have provided more information about our application of SFAS 161 in Note 7 and SFAS 157 in Note 8.

Recently Issued Accounting Standards

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). This statement incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of SFAS 165 for subsequent-events accounting and disclosure are not significantly different from those in existing auditing standards, which we have historically followed for financial reporting purposes. As a result, we do not believe this standard had any material impact on our financial statements. We have evaluated subsequent events through the date of issuance of these interim financial statements, which is August 10, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim periods ending after June 15, 2009. We adopted this FSP in our third quarter fiscal 2009, and it had no material impact on our third quarter financial statements. Financial instruments including cash equivalents, marketable securities,

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable, and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value. Refer to Note 13 for discussion of fair value of our long-term debt.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141R-1). This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. This FSP is effective for the fiscal years beginning after December 15, 2008. As this FSP essentially reinstates to SFAS No. 141 (Revised), Business Combinations (SFAS 141R) the guidance for accounting for acquired contingencies from SFAS No. 141, we do not believe FSP 141R-1 will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted this FSP effective April 1, 2009 and such adoption has not had a material impact on our financial statements, nor do we expect it to in future periods.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, they must be recognized at fair value in accordance with SFAS 141R and SFAS 157. Defensive intangible assets recognized are required to be amortized over the estimated period during which an acquirer expects to receive benefit from preventing its competitors from obtaining access to the intangible asset. EITF 08-7 is effective for fiscal years beginning on or after December 15, 2008. The effect of adopting EITF 08-7 on our consolidated results of operations and financial condition will be largely dependent on the size and nature of any business combinations and asset acquisitions that we may complete after September 30, 2009.

In June 2008, the EITF ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides guidance in assessing whether derivative instruments meet the criteria in paragraph 11(a) of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), for being considered indexed to an entity’s own common stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are continuing to evaluate the potential impact of EITF 07-5.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion. FSP APB 14-1 requires companies to separately account for the liability (debt) and equity (conversion option) components of convertible debt instruments that require or permit settlement in cash upon conversion in a manner that reflects the issuers’ nonconvertible debt borrowing rate at the time of issuance. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. FSP APB 14-1 must be applied retrospectively to all periods presented. We are continuing to evaluate the potential impact of FSP APB 14-1.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Intangible

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. We are continuing to evaluate the potential impact of FSP 142-3.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP defers our adoption of these remaining provisions of SFAS 157 to the first quarter of fiscal 2010. We do not believe the adoption of the remaining portions of SFAS 157 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations (SFAS 141R). SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. The effect of adopting SFAS 141R on our consolidated results of operations and financial condition will be largely dependent on the size and nature of any business combinations that we may complete after September 30, 2009; however we may be required to expense transaction costs that are currently capitalized related to pending acquisitions which are not consummated prior to our adoption date of October 1, 2009.

3.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (table in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$(1,009)	$(9,866)	$(18,492)	$(52,081)
Other comprehensive income (loss):
Foreign currency translation adjustment	15,786	2,103	(10,232)	11,345
Net unrealized gain (loss) on cash flow hedge derivatives	1,434	1,219	(2,795)	(868)
Net unrealized gains on investments	—	—	—	2

Other comprehensive income (loss)	17,220	3,322	(13,027)	10,479

Total comprehensive income (loss)	$16,211	$(6,544)	$(31,519)	$(41,602)

4.	Business Acquisitions

Third Quarter Acquisitions

During the third quarter of 2009, we acquired several businesses primarily to expand our product offerings. These acquisitions were not individually significant and the pro forma effect of these acquisitions on our previously reported financial results is immaterial and is not included in our pro forma financial results as disclosed below. The results of operations of these acquisitions are included in our fiscal 2009 financial statements since their respective acquisition dates. In the aggregate, the purchase price for these acquisitions was approximately $72.4 million, which consisted of the issuance of 2.4 million shares of our common stock valued at $23.2 million, $42.5 million in cash and $6.7 million for transaction costs. In allocating the total purchase consideration for these acquisitions based on estimated fair values, we preliminarily recorded $42.4 million of goodwill, $35.1 million of identifiable intangible assets, and $5.1 million in net liabilities (resulting primarily from acquired unbilled receivables, net of liabilities assumed including contingencies,

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred income taxes, and restructuring). The assumed contingent liability is a $5.0 million tax contingency established for uncertain foreign tax positions relating to one of the acquisitions. The preliminary allocations of the purchase consideration were based upon preliminary valuations and our estimates and assumptions are subject to change. Intangible assets acquired included primarily core and completed technology and customer relationships with weighted average useful lives of 7.1 years.

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

Total purchase consideration:
Common stock(a)	$150,638
Stock options and restricted stock units assumed	11,523
Transaction costs	2,876

Total purchase consideration	$165,037

Allocation of the purchase consideration:
Current assets	$6,084
Other assets	2,971
Deferred tax asset(c)	2,327
Identifiable intangible assets	60,900
Goodwill	124,794

Total assets acquired	197,076
Current liabilities	(2,190)
Deferred tax liability(c)	(2,327)
Deferred revenue(b)	(27,522)

Total liabilities assumed	(32,039)

Net assets acquired	$165,037

(a)	Approximately 9.5 million shares of our common stock were issued and valued at $15.81 per share. Additionally, 1.1 million shares of our common stock, valued at $17.5 million, have been placed in escrow and have been excluded from purchase consideration until the satisfaction of the escrow contingencies. See additional discussion in Note 5.

(b)	We assumed significant legal performance obligations related to acquired customer contracts. We estimate the fair market value of the obligations in accordance with the provision of EITF 01-03, Accounting in a Business Combination for Deferred Revenue of Acquiree. The fair value of the legal performance obligations remaining to be delivered on these customer contracts was approximately $53.4 million and the remaining cash to be collected on these contracts was approximately $25.9 million at the date of acquisition.

(c)	We recorded a deferred tax liability as a result of purchase accounting associated with SNAPin. This results in an increase of the net deferred tax asset and a reduction of the corresponding valuation allowance in the consolidated group. Therefore, there is no impact on goodwill related to the deferred tax liability.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We assumed vested and unvested stock options that were converted into options to purchase 1,258,708 shares of our common stock and restricted stock units that were converted into 299,446 shares of our common stock. The fair value of the assumed vested stock options and restricted stock units as of the date of acquisition are included in the purchase price above. The fair value of the assumed vested stock options was calculated under the Black-Scholes option pricing model, with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 55.5%; average risk-free interest rate of 2.8%; and an expected term of 4.8 years. Assumed unvested stock options and restricted stock units as of the date of acquisition will be recorded as shared-based compensation expense over the requisite service period as disclosed in Note 16.

Customer relationships are amortized based upon patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average useful lives (table in thousands):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$21,200	10.8
Core and completed technology	39,000	10.0
Non-compete agreements	700	4.0

Total	$60,900

The following table shows unaudited pro forma results of operations as if we had acquired SNAPin and our other significant acquisitions from fiscal 2008 (PSRS, eScription, Inc., and Viecore, Inc.) on October 1, 2007 (table in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$241,040	$233,826	$687,019	$686,248
Net loss	(1,009)	(23,322)	(18,492)	(86,747)
Net loss per share — basic and diluted	$(0.00)	$(0.11)	$(0.07)	$(0.40)

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

During fiscal 2008, we amended the earnout provisions set forth in the merger agreement related to the acquisition of Mobile Voice Control, Inc. (MVC) such that the former shareholders of MVC were eligible to earn the remaining calendar 2007 earnout amount, consisting of 188,962 shares, if certain conditions were met at December 31, 2008. As of December 31, 2008, we determined that the full 188,962 shares had been earned. The total value of the shares was $3.0 million, of which $1.0 million was recorded to goodwill as incremental purchase price during fiscal 2008, and the remaining $2.0 million was amortized as compensation expense from May 2008 to December 2008. In November 2008, a second amendment to the merger agreement was signed pursuant to which the earnout period for the calendar 2008 earnout was extended, such that 377,964 and 755,929 shares may now be earned based on the achievement of calendar 2008 and 2009 targets,

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The stock payments, if any, that are made based on the provisions of this second amendment will be recorded to goodwill, as incremental purchase price. We have notified the former shareholders of MVC that the financial targets for calendar 2008 were not achieved and the 377,964 shares were not earned. As of June 30, 2009, we have not recorded any obligation relative to the second amendment.

In connection with the acquisition of Commissure, Inc. we agreed to make contingent earnout payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years ended September 30, 2008, 2009 and 2010. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. We have notified the former shareholders of Commissure that the financial targets for the fiscal year ended September 30, 2008 were not achieved and the related contingent earnout payment was not earned. As of June 30, 2009, we have not recorded any obligation relative to these measures.

In connection with our acquisition of Vocada, Inc. we agreed to make contingent earnout payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. Any payments may be made in the form of cash or shares of our common stock at our sole discretion. We have notified the former shareholders of Vocada that the financial targets for certain periods were not achieved. The former shareholders of Vocada have requested additional information regarding this determination. The Company and the former shareholders of Vocada are discussing this matter. As of June 30, 2009, we have not recorded any obligation relative to these measures.

In connection with our acquisition of Multi-Vision Communications, Inc. we agreed to make contingent earnout payments of up to $15.0 million upon the achievement of certain financial targets for the period from August 1, 2008 to July 31, 2009. $10.0 million of the earnout is further conditioned on the continued employment of certain Multi-Vision employees. Accordingly, up to $10.0 million of any earnout payments will be recorded as compensation expense, and up to $5.0 million will be recorded as additional purchase price and allocated to goodwill. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. As of June 30, 2009, we have not recorded any obligation or related compensation expense relative to these measures.

In connection with our acquisition of SNAPin, we agreed to make a contingent earnout payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. Additionally, we would be required to issue earnout consideration to SNAPin option holders. This option earnout consideration, if earned, is payable at our sole discretion, in cash, stock or additional options to purchase common stock. The total value of this option earnout consideration may aggregate up to $2.5 million, which will be recorded as compensation expense over the service period, if earned. These earnout payments, if any, would be payable upon the final measurement of the performance targets. As of June 30, 2009, we have not recorded any obligation or related compensation expense relative to these measures.

Escrow Arrangements

The following significant escrow arrangements have not been released as of June 30, 2009 (table in thousands):

	Scheduled Escrow		Shares to be
	Release Date	Cash Payment	Issued

Focus(a)	March 26, 2008	$5,800	n/a
BeVocal(b)	July 24, 2008	n/a	1,225
eScription(b)	May 20, 2009	n/a	103
SNAPin	October 1, 2009	n/a	1,107

Total		$5,800	2,435

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	We filed a claim against the Focus Infomatics, Inc. escrow related to the breach of certain representations and warranties made in the share purchase agreement. We determined that the entire escrow will be paid to either satisfy liabilities indemnified under the agreement or paid to the former shareholders. Accordingly, an amount equal to the escrow was recorded as additional purchase price during fiscal 2008. The amount deposited in escrow will remain in escrow until the claims are finalized.

(b)	We filed a claim against the escrow related to the breach of certain representations and warranties made in the merger agreement. We expect the entire amount to remain in escrow until the settlement of the contingent liabilities is finalized. At that time, any shares distributable to the former shareholders would be accounted for as additional purchase price.

Other Arrangement

In connection with our acquisition of Philips Speech Recognition Systems GMBH (“PSRS”), the purchase price is subject to adjustment (increase or decrease), based on a working capital adjustment provision contained in the share purchase agreement. We are currently discussing the final working capital adjustment with the former shareholder of PSRS.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended June 30, 2009, are as follows (table in thousands):

Balance as of September 30, 2008	$1,655,773
Goodwill acquired	167,169
Other purchase accounting adjustments	55,123
Effect of foreign currency translation	(8,721)

Balance as of June 30, 2009	$1,869,344

Goodwill adjustments recorded during the nine months ended June 30, 2009 consisted primarily of the following increases: $35.2 million related to the recording of escrow shares released, $18.9 million of additional purchase price upon our election to treat our acquisition of eScription as an asset purchase under Section 338(h)(10) of the Internal Revenue Code of 1986 (as amended), $10.8 million related to the recording of contingent liabilities assumed and $3.7 million related to the utilization of acquired net operating losses from acquisitions. These increases to goodwill were partially offset by a $9.7 million reversal of assumed deferred tax liabilities as a result of our election to treat eScription as an asset purchase and a $2.7 million decrease in accrued transaction costs.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following (table in thousands):

	At June 30, 2009
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Life
				(Years)

Customer relationships	$544,097	$(146,143)	$397,954	6.9
Technology and patents	326,020	(82,079)	243,941	12.6
Trade names, trademarks, and other	16,599	(4,475)	12,124	4.1
Non-compete agreements	5,761	(2,524)	3,237	2.5

Subtotal	892,477	(235,221)	657,256	9.0
Trade name, indefinite life	27,800	—	27,800	n/a

Total	$920,277	$(235,221)	$685,056

Estimated amortization expense for intangible assets for each succeeding year is as follows (table in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2009 (July 1, 2009 to September 30, 2009)	$10,869	$20,507	$31,376
2010	41,707	78,505	120,212
2011	40,315	70,398	110,713
2012	36,546	61,664	98,210
2013	31,171	50,780	81,951
2014	24,333	44,456	68,789
Thereafter	59,000	87,005	146,005

Total	$243,941	$413,315	$657,256

In June 2009, we acquired a royalty free paid-up perpetual source and object code license from a third party for $20.0 million in common stock. The estimated useful life of this license is 7 years and this asset has been included within the technology and patents grouping above. Also in June 2009, we amended the December 2008 agreement discussed below and entered into a joint marketing and selling agreement with the same third party and paid $7.0 million, consisting of $2.0 million in cash and $5.0 million in common stock. In addition to the $7.0 million paid in June, we have also agreed to pay an additional $13.0 million, payable in common stock or cash at our option, upon the third party meeting certain performance criteria under the agreement by October 31, 2009. We have capitalized the $7.0 million payment as an intangible asset, included in the trade names, trademarks, and other grouping above, and assigned a useful life of 3 years, commensurate with the legal term of the rights in the arrangement.

In December 2008, we acquired a speech-related patent portfolio from the same third party and a royalty free paid-up perpetual license providing us with access to, and use of, the third party’s speech-related source code for an aggregate purchase price of $50.0 million. These assets are included within the technology and patents asset grouping above. The weighted average useful life related to these acquired assets is 8.7 years. At the same time, we entered into an arrangement to procure the services of certain engineers to support the integration of the acquired technology into our products. We agreed to pay an additional license fee of up to $20.0 million if certain revenue growth targets are met in calendar 2009. Any additional license fee was to be

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable in cash or stock at our sole discretion on March 1, 2010. In June 2009, this additional license fee provision was amended, and as a result we no longer have any amounts due under this agreement.

7.	Financial Instruments and Hedging Activities

We use financial instruments to manage our interest rate and foreign exchange exposure. We follow SFAS 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, for certain designated forward contracts and interest rate swaps.

Interest Rate Swap Agreements

To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of June 30, 2009, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% and 2.1% and they expire in October 2010 and November 2010, respectively. As of June 30, 2009 and September 30, 2008, the aggregate cumulative unrealized losses related to these derivatives were $4.0 million and $0.9 million, respectively and were included in accumulated other comprehensive income (loss) in the accompanying balance sheets.

Forward Currency Contracts Designated as Cash Flow Hedges

On December 31, 2008, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars. These contracts are designated as cash flow hedges. At June 30, 2009, these contracts had an aggregate notional amount of $8.4 million Canadian dollars. The contracts settle each month from July 13, 2009 through September 11, 2009. As of June 30, 2009, the aggregate cumulative unrealized gains related to these contracts were $0.3 million and were included in accumulated other comprehensive income (loss) in the accompanying balance sheet.

Other Derivative Activities

We have foreign currency contracts that are not designated as hedges under SFAS 133. Changes in fair value of foreign currency contracts not qualifying as hedges are reported in earnings as part of other income (expense), net. During the three months ended December 31, 2008, we entered into foreign currency forward contracts to offset foreign currency exposure on the deferred acquisition payment of €44.3 million related to our acquisition of PSRS. For the three and nine months ended June 30, 2009, we recorded gains of $3.7 million and $6.3 million, respectively in other income (expense), net in the accompanying consolidated statements of operations. The foreign currency contracts mature on September 21, 2009.

In June 2009, we acquired certain intangible assets and issued 1,809,353 shares of our common stock, valued at $25.0 million, as part of the total consideration. We also issued an additional 315,790 shares of our common stock, valued at $4.5 million, in June 2009 as a prepayment for professional services. These shares issued are subject to security price guarantees which are accounted for as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and are being accounted for separately from their host agreements in accordance with that guidance. The security price guarantees require a payment from either us to the third party, or from the third party to us based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. For the three months ended June 30, 2009, decreases in fair value of $3.8 million related to these security price guarantees are reported in earnings as expenses within other income (expense), net.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a quantitative summary of the fair value of our hedged and non-hedged derivative instruments as of June 30, 2009 and September 30, 2008 (table in thousands):

		Fair Value
		June 30,	September 30,
Description	Balance Sheet Classification	2009	2008

Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$6,272	$—
Security Price Guarantees	Accrued expenses and other current liabilities	(3,782)	—

Net asset (liability) value of non-hedged derivative instruments		$2,490	$—

Derivatives Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$348	$—
Interest rate swaps	Accrued expenses and other current liabilities	—	(879)
Interest rate swaps	Other long-term liabilities	(4,021)	—

Net asset (liability) value of hedged derivative instruments		$(3,673)	$(879)

The following tables summarize the activity of derivative instruments for the three and nine months ended June 30, 2009 and 2008 (tables in thousands):

Derivatives Designated as Hedges for the Three Months Ended June 30,

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2009	2008		2009	2008

Foreign currency contracts	$544	$—	Other income (expense), net	$190	$—
Interest rate swaps	$700	$1,219	N/A	$—	$—

Derivatives Designated as Hedges for the Nine Months Ended June 30,

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2009	2008		2009	2008

Foreign currency contracts	$158	$—	Other income (expense), net	$190	$—
Interest rate swaps	$(3,143)	$(869)	N/A	$—	$—

Derivatives Not Designated as Hedges

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income		Recognized in Income
	Location of Gain (Loss)	Three Months Ended June 30,		Nine Months Ended June 30,
	Recognized in Income	2009	2008	2009	2008

Foreign currency contracts	Other income (expense), net	$3,721	$—	$6,272	$—
Security price guarantees	Other income (expense), net	$(3,782)	$—	$(3,782)	$—

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Fair Value Measures

We adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), on October 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS 157 establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2009 consisted of (table in thousands):

	June 30, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$227,685	$—	$—	$227,685
US government agency securities(a)	119,530	—	—	119,530
Foreign currency exchange contracts(b)	—	6,620	—	6,620

Total assets at fair value	$347,215	$6,620	$—	$353,835

Liabilities:
Interest rate swaps(c)	$—	$4,021	$—	$4,021
Foreign currency exchange contracts(b)	—	—	—	—
Security price guarantees(d)	—	3,782	—	3,782

Total liabilities at fair value	$—	$7,803	$—	$7,803

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

(b)	The fair value of our foreign currency exchange contracts is the intrinsic value of the contracts based on observable inputs for similar derivative instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

(c)	The fair values of the interest rate swaps are estimated using discounted cash flow analyses that factor in observable market inputs such as LIBOR — based yield curves, forward rates, and credit spreads.

(d)	The fair values of the security price guarantees are determined using a Black-Scholes model, derived from observable inputs such as US treasury interest rates, our common stock price, and the volatility of our common stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our cost-method investments, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not record any impairment charges for these assets during the three and nine months ended June 30, 2009.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Inventories

Inventories, net of allowances, consist of (table in thousands):

	June 30,	September 30,
	2009	2008

Components and parts	$7,019	$4,429
Inventory at customers	1,262	1,585
Finished products	1,089	1,138

Total	$9,370	$7,152

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of (table in thousands):

	June 30,	September 30,
	2009	2008

Compensation	$37,584	$45,316
Professional fees	9,212	5,009
Income taxes payable	8,276	16,047
Acquisition costs and liabilities	8,148	14,167
Costs of revenue related liabilities	7,440	6,596
Sales and marketing incentives	4,986	4,705
Sales and other taxes payable	4,403	2,179
Security price guarantees	3,782	—
Deferred tax liability	1,327	—
Other	11,417	8,080

Total	$96,575	$102,099

11.	Accrued Business Combination Costs

Activity related to accrued business combination costs for the nine months ended June 30, 2009, is as follows (table in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2008	$41,178	$—	$41,178
Expensed to restructuring and other charges, net	149	—	149
Imputed interest expense	1,296	—	1,296
Recorded to goodwill	1,803	4,178	5,981
Cash payments, net of sublease receipts	(8,270)	(3,867)	(12,137)

Balance at June 30, 2009	$36,156	$311	$36,467

During the nine months ended June 30, 2009, we recorded a $6.0 million increase in goodwill, consisting of $3.3 million related to the elimination of 49 employees and two facilities in connection with our third quarter acquisitions, $2.9 million related to the elimination of 55 employees and a facility in connection with our acquisition of PSRS, partially offset by a change in estimate of sublease income associated with a facility we assumed as part of the eScription acquisition.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued business combination costs are presented on the balance sheets as follows (table in thousands):

	June 30,	September 30,
	2009	2008

Reported as:
Current	$9,324	$9,166
Long-term	27,143	32,012

Total	$36,467	$41,178

12.	Restructuring and Other Charges (Credits), Net

Activity relating to restructuring and other charges (credits), net for the nine months ended June 30, 2009 was as follows (table in thousands):

	Personnel	Facilities	Other	Total

Balance at September 30, 2008	$366	$759	$1,393	$2,518
Restructuring and other charges	5,038	23	31	5,092
Cash payments	(4,261)	(473)	(1,414)	(6,148)

Balance at June 30, 2009	$1,143	$309	$10	$1,462

During the nine months ended June 30, 2009, we recorded charges of $5.1 million, of which $5.0 million related to the elimination of approximately 220 personnel across multiple functions within our company and the remaining amount related to adjustments to fiscal 2008 restructuring programs based on actual payments.

13.	Credit Facilities and Debt

Our borrowing obligations were comprised of (table in thousands):

	June 30,	September 30,
	2009	2008

2006 Credit Facility	$651,938	$656,963
2.75% Convertible Debentures (net of unamortized debt discount of $5.5 million and $6.3 million, respectively)	244,509	243,699
Obligations under capital leases	171	489
Other	217	39

Total long-term debt	896,835	901,190
Less: current portion	6,878	7,006

Non-current portion of long-term debt	$889,957	$894,184

The estimated fair value of our long-term debt approximated $814.1 million at June 30, 2009 and $786.9 million at September 30, 2008. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of these long-term debt issues will continue to fluctuate each period based on fluctuations in market interest rates, and these fluctuations may have little to no correlation to our outstanding debt balances. The increase in fair value from September 30, 2008 to June 30, 2009 is attributable to the general improvements in the debt markets. The term loan portion of our 2006 Credit Facility is traded and the fair values are based upon traded prices as of the reporting dates. The fair values of the 2.75% Convertible Debentures at each respective reporting date were estimated using the averages of the June 30, 2009 and September 30, 2008 bid and ask trading quotes. The revolving credit line portion of our 2006 Credit Facility is not tradable and the fair values at each reporting date were estimated based on the

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current rates we expect would be offered to us for debt with the same remaining maturities. Our capital lease obligations and other debt are not traded and the fair values of these instruments are assumed to approximate their carrying values as of June 30, 2009 and September 30, 2008.

2006 Credit Facility

We have a credit facility which consists of a $75 million revolving credit line, reduced by outstanding letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (collectively the “2006 Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of June 30, 2009, there were $16.5 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of June 30, 2009, we are in compliance with the covenants under the 2006 Credit Facility.

As of June 30, 2009, based on our leverage ratio, the applicable margin for our term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. This results in an effective interest rate of 2.32%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2009 as no excess cash flow, as defined, was generated in fiscal 2008. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (table in thousands):

Year Ending September 30,	Amount

2009 (July 1, 2009 to September 30, 2009)	$1,675
2010	6,700
2011	6,700
2012	6,700
2013 (maturity)	630,163

Total	$651,938

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in August 2027. As of June 30, 2009, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

14.	Net Income (Loss) Per Share

Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 30.5 million and 32.5 million shares for the three and nine months ended June 30, 2009, respectively, and 32.9 million and 33.1 million shares for the three and nine months ended June 30, 2008, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

15.	Stockholders’ Equity

In June 2009, we issued 1,809,353 shares of our common stock, valued at $25.0 million, as part of the consideration to acquire certain intangible assets as discussed in further detail in Note 6. We also issued an additional 315,790 shares of our common stock, valued at $4.5 million, in June 2009 as a prepayment for professional services. These shares are subject to security price guarantees as discussed in further detail in Note 7.

During the third quarter of 2009, we issued 2.4 million shares of our common stock, valued at $23.2 million, as partial consideration for the acquisition of several businesses. See further detail in Note 4.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 29, 2009, Warburg Pincus exercised warrants to purchase 525,732 and 863,236 shares of our common stock at exercise prices of $0.61 and $5.00 per share, respectively. As a result of these exercises, the Company issued 1,388,968 shares of common stock to Warburg Pincus.

16.	Share-Based Payments

The consolidated statements of operations include the following expense for share-based payments (table in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Cost of revenue — product and licensing	$2	$2	$8	$16
Cost of revenue — professional services, subscription and hosting	2,402	1,304	7,329	6,325
Cost of revenue — maintenance and support	132	218	557	1,125
Research and development	2,013	2,517	7,640	11,621
Sales and marketing	6,687	5,925	20,246	17,487
General and administrative	6,346	5,062	16,804	16,873

Total	$17,582	$15,028	$52,584	$53,447

Stock Options

The table below summarizes stock option activity for the nine months ended June 30, 2009:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2008	14,996,514	$7.47
Assumed in acquisition of SNAPin	1,258,708	$3.48
Granted	1,000,000	$12.00
Exercised	(1,858,862)	$3.34
Forfeited	(956,223)	$15.47
Expired	(195,232)	$12.09

Outstanding at June 30, 2009	14,244,905	$7.38	4.1 years	$75.5 million

Exercisable at June 30, 2009	10,618,417	$6.01	3.5 years	$68.6 million

Exercisable at June 30, 2008	10,391,322	$5.08	4.1 years	$110.2 million

(1)	Aggregate intrinsic value was calculated based on the positive difference between the closing market value of our common stock on June 30, 2009 ($12.10) and the exercise price of the underlying options.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009, the total unamortized fair value of stock options was $27.5 million with a weighted average remaining recognition period of 1.4 years. A summary of weighted-average grant-date fair value and intrinsic value of stock options exercised (including assumed options) is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted-average grant-date fair value per share	$6.23	$16.38	$8.15	$15.85
Total intrinsic value of stock options exercised (in millions)	$6.6	$59.8	$15.0	$80.7

We use the Black-Scholes option pricing model to calculate the grant-date fair value of options. The fair value of options granted and unvested options assumed from acquisition during the nine months ended June 30, 2009 and 2008 was calculated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	53.9%	52.0%	55.3%	51.8%
Average risk-free interest rate	2.5%	2.5%	2.7%	2.7%
Expected term (in years)	5.7	3.1	5.9	3.2

Restricted Awards

Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to restricted stock units for the nine months ended June 30, 2009:

	Number of Shares	Number of Shares
	Underlying	Underlying
	Restricted Stock	Restricted Stock
	Units —	Units —
	Contingent Awards	Time Based Awards

Outstanding at September 30, 2008	2,414,524	6,857,524
Assumed in acquisition of SNAPin	—	299,446
Granted	1,125,117	3,066,982
Vested and released	(277,867)	(2,582,673)
Forfeited	(563,291)	(788,489)

Outstanding at June 30, 2009	2,698,483	6,852,790

Weighted average remaining contractual term of outstanding restricted stock units	1.1 years	1.2 Years
Aggregate intrinsic value of outstanding restricted stock units	$32.6 million	$82.9 million
Restricted stock units vested and expected to vest	2,378,175	6,069,503
Weighted average remaining contractual term of restricted stock units vested and expected to vest	1.1 years	1.2 years
Aggregate intrinsic value of restricted stock units vested and expected to vest(1)	$28.8 million	$73.4 million

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Aggregate intrinsic value was calculated based on the positive difference between the closing market value of our common stock on June 30, 2009 ($12.10) and the purchase price of the underlying restricted stock units.

As of June 30, 2009, unearned share-based payment expense related to unvested restricted stock units is $105.5 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.5 years. A summary of weighted-average grant-date fair value and intrinsic value of restricted stock units vested, including those assumed in respective periods, is as follows:

			Nine Months
	Three Months Ended,		Ended,
	June 30,		June 30,
	2009	2008	2009	2008

Weighted-average grant-date fair value per share	$12.30	$19.02	$10.54	$18.63
Total intrinsic value of shares vested (in millions)	$5.49	$8.08	$29.31	$49.03

Restricted stock is included in the issued and outstanding common stock at the date of grant. The table below summarizes activity relating to restricted stock for the nine months ended June 30, 2009:

	Number of Shares	Weighted Average
	Underlying	Grant Date
	Restricted Stock	Fair Value

Outstanding at September 30, 2008	625,070	$10.90
Granted	—	—
Vested	(70)	$8.12
Forfeited	—	—

Outstanding at June 30, 2009	625,000	$10.90

As of June 30, 2009, unearned share-based payment expense related to unvested restricted stock is $0.2 million, which will, based on expectations of future performance vesting criteria, when applicable, be recognized over a weighted-average period of 0.1 year. A summary of weighted-average grant-date fair value and intrinsic value of restricted stock vested is as follows:

	Three Months				Nine Months
	Ended,				Ended,
	June 30,				June 30,
	2009		2008		2009		2008

Weighted-average grant-date fair value per share	$	n/a	$	n/a	$	n/a	$15.89
Total intrinsic value of shares vested (in millions)		$—		$9.34		$—	$16.85

17.	Pension and Other Post-Retirement Benefit Plans

The net periodic benefit cost associated with pension and other post-retirement plans for the three and nine months ended June 30, 2009 and 2008 was composed of (tables in thousands):

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Interest cost	$395	$343	$10	$10
Expected return on plan assets	(348)	(423)	—	—
Amortization of unrecognized gain	26	(10)	(10)	(10)

Net period benefit cost (credit)	$73	$(90)	$—	$—

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended June 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Interest cost	$937	$1,017	$30	$31
Expected return on plan assets	(838)	(1,244)	—	—
Amortization of unrecognized gain	48	(46)	(30)	(31)

Net period benefit cost (credit)	$147	$(273)	$—	$—

18.	Income Taxes

The effective income tax rate was 117.8% and (1,235.0)% for the three months ended June 30, 2009 and 2008, respectively. Included in the tax provision for the three months ended June 30, 2009 was a $2.2 million charge resulting from the provision to tax return reconciliation completed upon the filing of the 2008 federal tax return and a revision to the federal tax loss limitation. The current tax provision also includes a charge of $3.2 million as a result of the Massachusetts state tax law enactment relating to the utilization of net operating losses.

The effective tax rate was (1,429.5%) and (38.6%) for the nine months ended June 30, 2009 and 2008, respectively. In addition to the $3.2 million charge related to the tax law enactment discussed above, the tax provision for the nine months ended June 30, 2009 included a $8.0 million charge related to the reversal of tax benefit recorded in the fourth quarter of fiscal 2008 when the eScription acquisition was treated as a stock purchase. This reversal was recorded in the first quarter of fiscal 2009 upon our election to treat the eScription acquisition as an asset purchase. The total tax provision was partially offset by a reduction in the foreign income tax provision as a result of the utilization of foreign tax credits as well as cumulative benefits of $0.6 million relating to the provision to tax return reconciliation and the revision of loss limitations under Section 382 of the Internal Revenue Code of 1986.

At June 30, 2009 and September 30, 2008, the liability for income taxes associated with uncertain tax positions was $7.8 million and $2.4 million, respectively. The $5.4 million increase is primarily attributable to a tax contingency established for uncertain tax positions recorded in connection with foreign tax matters related to an acquisition completed during the third quarter of fiscal 2009. The liability also included approximately $0.8 million of unrecognized tax benefits, which if recognized, would impact the effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. As of June 30, 2009, we had cumulatively accrued $0.5 million of interest and penalties related to uncertain tax positions. Interest and penalties included in the provision for income taxes were not material in all periods presented.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Commitments and Contingencies

Operating Leases

Gross future minimum payments under non-cancelable operating leases as of June 30, 2009 (table in thousands):

			Other
			Contractual
	Operating	Leases Under	Obligations
Year Ending September 30,	Leases	Restructuring	Assumed	Total

2009 (July 1, 2009 to September 30, 2009)	$6,208	$700	$3,434	$10,342
2010	15,885	1,819	14,186	31,890
2011	15,529	1,061	14,733	31,323
2012	14,748	630	13,172	28,550
2013	13,645	331	3,102	17,078
2014	13,626	—	3,212	16,838
Thereafter	21,419	—	4,703	26,122

Total	$101,060	$4,541	$56,542	$162,143

At June 30, 2009, we had subleased certain office space included in the above table to third parties. Total sub-lease income under contractual terms is $20.5 million and ranges from approximately $1.7 million to $4.6 million on an annual basis through February 2016.

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

In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased stock of former Nuance Communications, Inc. (Former Nuance), which we acquired in September 2005, between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of the Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, the issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement called for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement was not expected to have any material impact upon the Company, as payments, if any, were expected to be made by insurance carriers, rather than by the Company. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. The plaintiffs in the case have since filed amended master allegations and amended complaints. On March 26, 2008, the Court largely denied the defendant’s motion to dismiss the amended complaints. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of the settlement attributable to Former Nuance, and Former Nuance would not bear any financial liability. The Court issued an order granting preliminary approval of the settlement, dated June 9, 2009, and a hearing on final approval of the settlement has been set for September 10, 2009. It is uncertain whether the settlement will receive final Court approval. Absent an approved settlement, we intend to defend the litigation vigorously and believe we have meritorious defenses to the claims against Former Nuance.

Vianix LLC has filed three legal actions against us, consisting of two breach of contract actions and a copyright infringement claim. It is too early for us to reach a conclusion as to the ultimate outcome or proposed settlement of these actions or to estimate the potential loss that could result from a settlement or adverse judgment against us in these matters. However, we believe that we have substantial defenses against these claims, and intend to defend them vigorously.

We do not believe that the final outcome of the above litigation matters will have a material adverse effect on our financial position and results of operations. However, even if our defense is successful, the litigation could require significant management time and will be costly. Should we not prevail, our operating results, financial position and cash flows could be adversely impacted.

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

At June 30, 2009, we had $3.3 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders in backlog.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have several customer-facing market groups that oversee the core markets where we conduct business. Beginning in fiscal 2009, these groups were referred to as Mobile-Enterprise, Healthcare-Dictation, and Imaging. Each of these market groups has a president who has direct responsibility and oversight related to go-to-market strategies and plans, product management and product marketing activities. These groups do not directly manage centralized or shared resources or the allocation decisions regarding the activities related to these functions, which include sales and sales operations, certain research and development initiatives, business development and all general and administrative activities. Our chief executive officer, who is our chief operating decision maker, directly oversees each of the presidents, as well as each of the functions that provide the shared and centralized activities noted above. To manage the business, allocate resources and assess performance, the chief operating decision maker primarily reviews revenue data by market group, while reviewing gross margins, operating margins, and other measures of income or loss on a consolidated basis. Thus, we have determined that we operate in one segment.

Revenue attributable to these groups was as follows (table in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Mobile-Enterprise	$118,056	$113,667	$332,384	$313,890
Healthcare-Dictation	105,575	83,928	306,121	240,401
Imaging	17,409	19,149	48,514	60,779

Total	$241,040	$216,744	$687,019	$615,070

No country outside of the United States composed greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (table in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

United States	$185,111	$169,729	$519,576	$464,969
International	55,929	47,015	167,443	150,101

Total	$241,040	$216,744	$687,019	$615,070

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (table in thousands):

	June 30,	September 30,
	2009	2008

United States	$2,349,845	$2,066,106
International	299,272	264,810

Total	$2,649,117	$2,330,916

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in long-lived assets in the United States is primarily due to the acquisition of SNAPin, the third quarter 2009 business acquisitions discussed in Note 4 and the intellectual property acquired during the third quarter 2009 as discussed in Note 6.

21.	Related Parties

A member of our Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides services to us. These services may from time-to-time include contingent fee arrangements. For the three and nine months ended June 30, 2009, we paid $4.2 million and $6.4 million, respectively to this firm for professional services. As of June 30, 2009 and September 30, 2008, we had $4.0 million and $2.6 million, respectively, included in accounts payable and accrued expenses to this firm.

Two members of our Board of Directors are employees of Warburg Pincus. On January 29, 2009, we consummated a stock purchase agreement with Warburg Pincus. Including the January 2009 stock purchase, Warburg Pincus beneficially owns approximately 26% of our common stock. See Note 15 for further information.

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

We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to broaden these assets and expand our customer base through acquisitions. In evaluating the financial condition and operating performance of our business, management focuses on revenue, earnings, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008, is as follows:

•	Total revenue increased by $24.3 million to $241.0 million;

•	Net loss decreased by $8.9 million to $1.0 million;

•	Gross margins declined by 2.6 percentage points to 61.0%;

•	Operating margins improved by 2.0 percentage points to 7.1%; and

•	Cash provided by operating activities for the nine month period ended June 30, 2009 was $184.3 million, an increase of $54.1 million from the same period in the prior fiscal year.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles in the United States (GAAP) require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to: revenue recognition; the costs to complete the development of custom software applications; bad debt and other sales allowances; accounting for patent legal defense costs; the valuation of goodwill, other intangible assets and tangible long-lived assets; estimates used in the accounting for acquisitions; assumptions used in valuing stock-based compensation instruments; judgment with respect to interest rate swaps and foreign currency exchange contracts and other derivative instruments; evaluating loss contingencies; inputs used to measure fair value; and valuation allowances for deferred tax assets. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors, including independent market participant considerations, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values and, where appropriate in accordance with GAAP, fair values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

Additional information about these critical accounting policies may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, other than our adoption of Financial Accounting Standards Board (FASB) Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161) and SFAS No. 157, Fair Value Measurements (SFAS 157), and related FASB staff positions.

SFAS 161 enhances disclosures related to derivatives and hedging instruments and SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs. At June 30, 2009, we reported our money market funds and US government agency securities at quoted market prices in active markets. We valued our foreign exchange contracts based on observable inputs for similar derivative instruments in active markets of quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly unobservable. We valued our interest rate swaps using discounted cash flow analyses that are based on observable market inputs such as credit rating, forward rates and LIBOR-based yield curves. The security price guarantees were valued using a Black-Scholes model derived from observable inputs such as treasury rates, the volatility of our common stock, and contractual terms. Certain assets, including our cost-method investments, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not record any impairment charges for these assets during the three and nine months ending June 30, 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 of the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

RESULTS OF OPERATIONS

The following table presents certain selected financial data as a percentage of total revenue:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenue:
Product and licensing	36.3%	44.5%	37.8%	46.9%
Professional services, subscription and hosting	46.0	38.0	44.3	35.3
Maintenance and support	17.7	17.5	17.9	17.8

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product and licensing	3.5	4.7	3.8	5.3
Professional services, subscription and hosting	28.3	25.6	27.6	25.5
Maintenance and support	3.0	3.7	3.1	3.9
Amortization of intangible assets	4.2	2.4	4.0	2.9

Gross profit	61.0	63.6	61.5	62.4

Operating expenses:
Research and development	11.9	12.5	12.7	14.0
Sales and marketing	20.8	25.6	23.6	27.4
General and administrative	11.7	12.6	12.6	13.1
Amortization of intangible assets	8.3	6.6	8.2	6.5
Restructuring and other charges, net	1.2	1.2	0.8	1.3

Total operating expenses	53.9	58.5	57.9	62.3

Income from operations	7.1	5.1	3.6	0.1
Other income (expense), net	(4.8)	(5.4)	(3.8)	(6.2)

Income (loss) before income taxes	2.3	(0.3)	(0.2)	(6.1)
Provision for income taxes	2.7	4.2	2.5	2.4

Net loss	(0.4)%	(4.5)%	(2.7)%	(8.5)%

Total Revenue

The following tables show total revenue from our market groups and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Mobile-Enterprise	$118.0	$113.7	$4.3	3.8%	$332.4	$313.9	$18.5	5.9%
Healthcare-Dictation	105.6	83.9	21.7	25.9%	306.1	240.4	65.7	27.3%
Imaging	17.4	19.1	(1.7)	(8.9)%	48.5	60.8	(12.3)	(20.2)%

Total Revenue	$241.0	$216.7	$24.3	11.2%	$687.0	$615.1	$71.9	11.7%

For the three months ended June 30, 2009, the increase in total revenue was driven by a combination of organic growth and contributions from acquisitions. Mobile-Enterprise revenue increased $4.3 million, primarily driven by contributions from our acquisition of SNAPin, as well as growth in our hosted, on-demand solutions. Healthcare-Dictation revenue increased $21.7 million, primarily driven by contributions from our acquisitions of eScription and PSRS, and organic growth of our iChart transcription solution. Imaging revenue decreased $1.7 million primarily due to a decline in Windows-based software sales and a general decline in corporate spending due to current economic conditions.

For the nine months ended June 30, 2009, the increase in total revenue was driven by a combination of organic growth and contributions from acquisitions. Mobile-Enterprise revenue increased $18.5 million, primarily driven by contributions from our acquisition of SNAPin, as well as growth in our hosted, on-demand solutions, and predictive text business. Healthcare-Dictation revenue increased $65.7 million, primarily due to contributions from our acquisitions of eScription and PSRS, as well as growth in our hosted, on-demand solutions and Dragon medical products. Imaging revenue decreased $12.3 million primarily due to a decline in Windows-based software sales and a general decline in corporate spending due to current economic conditions.

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

United States	$185.1	$169.7	$15.4	9.1%	$519.6	$465.0	$54.6	11.7%
International	55.9	47.0	8.9	18.9%	167.4	150.1	17.3	11.5%

Total Revenue	$241.0	$216.7	$24.3	11.2%	$687.0	$615.1	$71.9	11.7%

Based on the location of our customers, the geographic split for the three months ended June 30, 2009 was 77% of total revenue in the United States and 23% internationally, as compared to 78% of total revenue in the United States and 22% internationally for the same period last year. The increase in the proportion of revenue generated internationally was primarily due to contributions from our acquisition of PSRS.

Based on the location of our customers, the geographic split for the nine months ended June 30, 2009 was 76% of total revenue in the United States and 24% internationally, as compared to 76% of total revenue in the United States and 24% internationally for the same period last year.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Product and licensing revenue	$87.4	$96.4	$(9.0)	(9.3)%	$260.0	$288.6	$(28.6)	(9.9)%

As a percentage of total revenue	36.3%	44.5%			37.8%	46.9%

The decrease in product and licensing revenue for the three months ended June 30, 2009, as compared to the same period last year, consisted of a $10.8 million decrease in Mobile-Enterprise revenue primarily due to customers migrating to our on-demand services solutions and a $1.8 million decrease in Imaging revenue primarily due to a decline in Windows-based software sales and a general decline in corporate spending due to current economic conditions. This was partially offset by a $3.6 million increase in our Healthcare-Dictation revenue primarily due to contributions from our acquisition of PSRS. As a percentage of total revenue, product and licensing revenue decreased 8.2 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services and subscription and hosting revenue relative to product and licensing revenue.

The decrease in product and licensing revenue for the nine months ended June 30, 2009, as compared to the same period last year, consisted of a $22.2 million decrease in Mobile-Enterprise revenue primarily due customers migrating to our on-demand services solutions and a $13.0 million decrease in Imaging revenue primarily due to a decline in Windows-based software sales and a general decline in corporate spending due to current economic conditions. This was partially offset by a $6.6 million increase in our Healthcare-Dictation revenue primarily due to contributions from our acquisition of PSRS. As a percentage of total revenue, product and licensing revenue decreased 9.1 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services and subscription and hosting revenue relative to product and licensing revenue.

Professional Services and Subscription and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for speech customers. Subscription and hosting revenue primarily relates to delivering hosted transcription and dictation services over a specified term, as well as self-service, on-demand offerings to carriers and enterprises. The following table shows professional services and subscription and hosting revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Professional services and subscription and hosting revenue	$111.0	$82.3	$28.7	34.9%	$304.2	$216.9	$87.3	40.2%

As a percentage of total revenue	46.0%	38.0%			44.3%	35.3%

The increase in professional services and subscription and hosting revenue for the three months ended June 30, 2009, as compared to the same period last year, consisted primarily of a $14.9 million increase in Healthcare-Dictation revenue, including contributions from our acquisition of eScription and organic growth of our iChart transcription solution. Additionally, there was a $13.9 million increase in Mobile-Enterprise revenue, primarily due to contributions from our acquisition of SNAPin, and growth in our hosted, on-demand solutions. The growth in these organic and acquired revenue streams outpaced the relative growth of our other revenue types, resulting in an 8.0 percentage point increase in professional services and subscription and hosting revenue as a percentage of total revenue.

The increase in professional services and subscription and hosting revenue for the nine months ended June 30, 2009, as compared to the same period last year, consisted of a $51.7 million increase in Healthcare-Dictation revenue, including contributions from our acquisition of eScription and organic growth of our iChart transcription solution. Additionally, there was a $35.6 million increase in Mobile-Enterprise revenue, primarily due to contributions from our acquisition of SNAPin, and growth in our hosted, on-demand solutions. The growth in these organic and acquired revenue streams outpaced the relative growth of our other revenue types, resulting in a 9.0 percentage point increase in professional services and subscription and hosting revenue as a percentage of total revenue.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Maintenance and support revenue	$42.7	$38.0	$4.7	12.4%	$122.9	$109.5	$13.4	12.2%

As a percentage of total revenue	17.7%	17.5%			17.9%	17.8%

The increase in maintenance and support revenue for the three months ended June 30, 2009, as compared to the same period last year, consisted primarily of a $3.1 million increase related to the expansion of our current installed base of Healthcare-Dictation solutions, and a $1.4 million increase in Mobile-Enterprise maintenance and support revenue, driven by organic growth.

The increase in maintenance and support revenue for the nine months ended June 30, 2009, as compared to the same period last year, consisted primarily of a $7.6 million increase related to the expansion of our current installed based of Healthcare-Dictation solutions, and a $5.1 million increase in Mobile-Enterprise maintenance and support revenue, driven by organic growth.

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Cost of product and licensing revenue	$8.4	$10.2	$(1.8)	(17.6)%	$26.2	$32.5	$(6.3)	(19.4)%

As a percentage of product and licensing revenue	9.6%	10.6%			10.1%	11.3%

The decrease in cost of product and licensing revenue for the three months ended June 30, 2009, as compared to the same period last year, was primarily due to a $1.3 million decrease in Mobile-Enterprise and a $0.6 million decrease as a result of customer migration to on-demand services solutions and declining Windows-based license costs as a result of the decrease in Imaging sales. Cost of product and licensing revenue decreased as a percentage of revenue due to a change in the revenue mix towards products with higher margins.

The decrease in cost of product and licensing revenue for the nine months ended June 30, 2009, as compared to the same period last year, was primarily due to a $3.1 million decrease in Healthcare-Dictation product costs due to changes in product mix and a $2.9 million decrease in Imaging Windows-based license costs as a result of the decrease in Imaging sales. Cost of product and licensing revenue decreased as a percentage of revenue due to a change in the revenue mix towards products with higher margins.

Cost of Professional Services and Subscription and Hosting Revenue

Cost of professional services and subscription and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead, as well as the hardware and communications fees that support our subscription and hosted solutions. The following table shows cost of professional services and subscription and hosting revenue, in dollars and as a percentage of professional services and subscription and hosting revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Cost of professional services and subscription and hosting revenue	$68.3	$55.5	$12.8	23.1%	$189.6	$156.8	$32.8	20.9%

As a percentage of professional services and subscription and hosting revenue	61.5%	67.4%			62.3%	72.3%

The increase in cost of professional services and subscription and hosting revenue in the three months ended June 30, 2009, as compared to the same period last year, was primarily attributable to a $9.3 million increase in Mobile-Enterprise costs driven by our acquisition of SNAPin and growth in the hosted, on demand solutions, as well as a $3.7 million increase in Healthcare-Dictation costs driven by our acquisitions of

eScription and PSRS. As a percentage of revenue, cost of professional services and subscription and hosting revenues decreased primarily due to faster growth in our higher margin hosted, on-demand solutions.

The increase in cost of professional services and subscription and hosting revenue in the nine months ended June 30, 2009, as compared to the same period last year, was primarily attributable to a $15.5 million increase in Healthcare-Dictation costs driven by our acquisitions of eScription and PSRS, as well as an $15.0 million increase in Mobile-Enterprise costs driven primarily by our acquisition of SNAPin. As a percentage of revenue, cost of professional services and subscription and hosting revenues decreased primarily due to faster growth in our higher margin hosted, on-demand solutions.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Cost of maintenance and support revenue	$7.2	$7.9	$(0.7)	(8.9)%	$21.4	$24.3	$(2.9)	(11.9)%

As a percentage of maintenance and support revenue	16.9%	20.8%			17.4%	22.2%

The decrease in cost of maintenance and support revenue for the three months ended June 30, 2009, as compared to the same period last year, was primarily attributable to a $0.7 million reduction in Healthcare-Dictation costs as a result of effective cost containment actions offset by an increase in costs driven by our acquisitions of eScription and PSRS. As a percentage of revenue, the cost of maintenance and support revenues decreased primarily due to effective cost controls in our core business and changes in the overall revenue mix.

The decrease in cost of maintenance and support revenue for the nine months ended June 30, 2009, as compared to the same period last year, was primarily attributable to a $2.4 million reduction in Healthcare-Dictation costs as a result of effective cost containment actions offset by increase in costs driven by our acquisitions of eScription and PSRS. As a percentage of revenue, the cost of maintenance and support revenues decreased primarily due to effective cost controls in our core business and changes in the overall revenue mix.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Total research and development expense	$28.6	$27.1	$1.5	5.5%	$87.4	$85.8	$1.6	1.9%

As a percentage of total revenue	11.9%	12.5%			12.7%	14.0%

The increase in research and development expense in the three months ended June 30, 2009, as compared to the same period last year, was primarily attributable to the increased costs associated with additional headcount from our acquisitions during the period as well as other infrastructure investments. Research and development expense as a percentage of total revenue decreased primarily as a result of our cost containment efforts.

The increase in research and development expense in the nine months ended June 30, 2009, as compared to the same period last year, was primarily attributable to the increased costs associated with additional headcount from our acquisitions during fiscal 2009. Research and development expense as a percentage of total revenue decreased by 1.3 percentage points, primarily as a result of our cost containment efforts.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Total sales and marketing expense	$50.4	$55.5	$(5.1)	(9.2)%	$162.0	$168.3	$(6.3)	(3.7)%

As a percentage of total revenue	20.9%	25.6%			23.6%	27.4%

The decrease in sales and marketing expense in the three months ended June 30, 2009, as compared to the same period last year, was primarily attributable to $3.0 million of decreased compensation and other variable expenses. The remaining decrease in expenses was driven by decreased spending in marketing and channel programs. Sales and marketing expense as a percentage of total revenue decreased by 4.7 percentage points as a result of increased cost efficiencies of our sales and marketing expenditures and a reduction in share-based compensation relative to the increase in revenue.

The decrease in sales and marketing expense in the nine months ended June 30, 2009, as compared to the same period last year, was primarily attributable to decreased spending in marketing and channel programs. Sales and marketing expense as a percentage of total revenue decreased by 3.8 percentage points as a result of increased cost efficiencies in our sales and marketing expenditures.

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

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Total general and administrative expense	$28.2	$27.3	$0.9	3.3%	$86.3	$80.6	$5.7	7.1%

As a percentage of total revenue	11.7%	12.6%			12.6%	13.1%

The increase in general and administrative expense in the three months ended June 30, 2009, as compared to the same period last year, was primarily attributable to increased legal and other professional service costs attributable to our acquisitions and integration activities, partially offset by decreased third party contractor costs and cost containment actions. General and administrative expense as a percentage of total revenue continues to decrease as acquisition-related synergies are realized.

The increase in general and administrative expense in the nine months ended June 30, 2009, as compared to the same period last year, was primarily attributable to increased legal and other professional service costs attributable to our acquisitions and integration activities, partially offset by other cost containment actions.

General and administrative expense as a percentage of total revenue continues to decrease as acquisition-related synergies are realized.

Amortization of Intangible Assets

Amortization of acquired patents and core and completed technology are included in cost of revenue and the amortization of acquired customer and contractual relationships, non-compete agreements, acquired trade names and trademarks are included in operating expenses. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefit of customer relationships are being realized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was recorded as follows (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Cost of revenue	$10.0	$5.2	$4.8	92.3%	$27.4	$18.0	$9.4	52.2%
Operating expenses	19.9	14.4	5.5	38.2%	56.3	40.0	16.3	40.8%

Total amortization expense	$29.9	$19.6	$10.3	52.6%	$83.7	$58.0	$25.7	44.3%

As a percentage of total revenue	12.4%	9.0%			12.2%	9.4%

The increase in amortization of intangible assets for the three and nine months ended June 30, 2009, as compared to the same periods last year, was primarily attributable to the amortization of acquired customer relationships and core technology from our acquisitions of eScription in May 2008, PSRS in September 2008, SNAPin in October 2008 and our acquisitions during the third quarter of 2009.

Restructuring and Other Charges, Net

During the nine months ended June 30, 2009, we recorded net restructuring and other charges of $5.1 million, of which $5.0 million related to the elimination of approximately 220 personnel across multiple functions within our company and the remaining amount related to adjustments to fiscal 2008 restructuring programs based on actual payments.

The following table sets forth the accrual activity relating to personnel related restructuring and other charges for the nine months ended June 30, 2009, as follows (dollars in millions):

	Personnel	Facilities	Other	Total

Balance at September 30, 2008	$0.3	$0.8	$1.4	$2.5
Restructuring and other charges	5.1	—	—	5.1
Cash payments	(4.3)	(0.5)	(1.4)	(6.2)

Balance at June 30, 2009	$1.1	$0.3	$—	$1.4

Other Income (Expense), Net

The following table sets forth other income (expense), net in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Interest income	$0.7	$1.8	$(1.1)	(61.1)%	$3.2	$6.3	$(3.1)	(49.2)%
Interest expense	(8.3)	(12.7)	4.4	34.6%	(31.5)	(42.6)	11.1	26.1%
Other income (expense), net	(3.8)	(0.8)	(3.0)	(375.0)%	2.0	(1.9)	3.9	(205.3)%

Total other income (expense), net	$(11.4)	$(11.7)	$(0.3)	2.6%	$(26.3)	$(38.2)	$11.9	31.3%

As a percentage of total revenue	(4.8)%	(5.4)%			(3.8)%	(6.2)%

The decrease in other income (expense), net for the three months ended June 30, 2009, as compared to the same period last year, was primarily driven by a decrease in the interest rate related to our variable-interest rate borrowings. The effective interest rate for our variable-interest rate borrowings was 2.32% at June 30, 2009, compared to 4.89% at June 30, 2008. The decrease in expense is offset by a $3.8 million loss recorded during the three months ended June 30, 2009 related to certain security price guarantees derivatives.

The increase in other income (expense), net for the nine months ended June 30, 2009, as compared to the same period last year, was primarily driven by a gain on foreign currency forward contracts. During the three months ended December 31, 2008, we entered into foreign currency forward contracts to manage exposure on our Euro denominated deferred acquisition payment obligation of €44.3 million related to our acquisition of PSRS. The deferred acquisition payment is due on September 21, 2009. These foreign currency contracts are not designated as hedges under SFAS 133 and changes in fair value of these contracts are reported in net earnings as other income (expense). For the nine months ended June 30, 2009, we recorded a net $8.1 million gain as other income related to these contracts and the related Euro denominated obligation. Additionally, the decrease in expense was also driven by a decrease in the year to-date average interest rate related to our variable-interest rate borrowings. These factors were partially offset by a $3.8 million loss recorded during the three months ended June 30, 2009 related to certain security price guarantees derivatives.

Provision for Income Taxes

The provision for income taxes and effective income tax rates were as follows (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Income tax provision	$6.7	$9.1	$(2.4)	(26.4)%	$17.3	$14.5	$2.8	19.3%

Effective income tax rate	117.8%	(1,235.0)%			(1,429.5)%	(38.6)%

The effective tax rate was 117.8% and (1,235.0)% for the three months ended June 30, 2009 and 2008, respectively. Included in the tax provision for the three months ended June 30, 2009 was a $2.2 million charge resulting from the provision to tax return reconciliation completed upon the filing of the 2008 federal tax return and a revision to the federal tax loss limitation. The current tax provision also includes a charge of $3.2 million as a result of the Massachusetts state tax law enactment relating to the utilization of net operating losses.

The effective tax rate was (1,429.5%) and (38.6%) for the nine months ended June 30, 2009 and 2008, respectively. In addition to the $3.2 million charge related to the tax law enactment discussed above, the tax provision for the nine months ended June 30, 2009, included a $8.0 million charge related to the reversal of tax benefit recorded in the fourth quarter of fiscal 2008 when the eScription acquisition was treated as a stock purchase. This reversal was recorded in the first quarter of fiscal 2009 upon our election to treat the eScription acquisition as an asset purchase. The total tax provision was partially offset by a reduction in the foreign income tax provision as a result of the utilization of foreign tax credits as well as cumulative benefits of $0.6 million relating to the provision to tax return reconciliation and the revision of loss limitations under Section 382 of the Internal Revenue Code of 1986.

We apply the provisions of FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods an interpretation of APB Opinion No. 28 (FIN 18), in our accounting for income taxes. If the year to date interim results on a jurisdictional basis are a pre-tax loss and pretax income is anticipated for the fiscal year, FIN 18 methodology does not allow for a tax benefit to be recorded with respect to the loss unless future realization of the benefit is more likely than not. Given our experience of historical losses, we have not benefited our interim losses for US federal and certain states. As a result, we expect to record a significant US federal and state income tax provision during our fiscal fourth quarter primarily as a result of recognition of timing differences through our deferred income tax provision. We preliminarily forecast that this amount will be between $35.0 million and $45.0 million.

Valuation allowances have been established for the U.S. net deferred tax asset, which we believe do not meet the “more likely than not” realization criteria established by SFAS 109, Accounting for Income Taxes and that are not otherwise offset by deferred tax liabilities. Due to a history of cumulative losses in the United States, a full valuation allowance has been recorded against the net deferred assets of our U.S. entities. At June 30, 2009, we had a valuation allowance for U.S. net deferred tax assets of approximately $168.9 million. The U.S. net deferred tax assets is composed of tax assets primarily related to net operating loss carryforwards (resulting both from business combinations and from operations) and tax credits, offset by deferred tax liabilities primarily related to intangible assets. Certain of these intangible assets have indefinite lives, and the resulting deferred tax liability associated with these assets is not allowed as an offset to our deferred tax assets for purposes of determining the required amount of our valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $418.6 million as of June 30, 2009, an increase of $157.1 million compared to $261.5 million as of September 30, 2008. Our working capital was $287.8 million as of June 30, 2009, as compared to $133.5 million at the end of fiscal 2008. As of June 30, 2009, our total accumulated deficit was $250.7 million. We do not expect our accumulated deficit to impact our future ability to operate given our strong cash and operating cash flow positions.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended June 30, 2009 was $184.3 million, an increase of $54.2 million, or 42%, as compared to net cash provided by operating activities of $130.1 million for the nine months ended June 30, 2008. The increase was primarily driven by the following factors:

•	An increase in cash from accounts payable and accrued expenses of $45.7 million primarily attributable to the timing of cash payments under our normal operating cycles;

•	A decrease in net loss of $33.6 million mainly attributable to the improvement in operating margins as well as the decrease in interest expense on our variable rate debt;

•	A decrease in cash of $7.5 million from prepaid expenses and other assets attributable to individually insignificant fluctuations in prepaid expenses related to our normal operations;

•	A decrease in cash of $27.0 million from accounts receivable primarily attributable to the significant collection of acquired unbilled accounts receivable during fiscal 2008 and the timing of cash collections; and

•	An increase in non-cash adjustments of $19.6 million primarily related to the increase in amortization expense offset by a gain on foreign currency contracts.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended June 30, 2009 was $194.9 million, a decrease of $179.2 million, or 48%, as compared to net cash used in investing activities of $374.1 million for the nine months ended June 30, 2008. The decrease was primarily driven by the following factors:

•	A decrease of $240.7 million in cash payments related to acquisitions, primarily driven by the cash payment of $330.9 million to acquire eScription in May 2008; and

•	An increase of $59.0 million in cash payments to acquire speech-related patent portfolios and a royalty free paid-up perpetual license to speech-related source code.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended June 30, 2009 was $167.6 million, a decrease of $156.6 million, or 48%, as compared to net cash provided by financing activities of $324.2 million for the nine months ended June 30, 2008. The change was primarily driven by the following factors:

•	A $155.9 million decrease in cash proceeds from the sale of our common stock. During the nine months ended June 30, 2009, we sold 17.4 million shares of our common stock and warrants to purchase 3.9 million shares of our common stock for net proceeds of $175.1 million as compared to a sale of 19.2 million shares of our common stock and warrants to purchase 3.7 million shares of our common stock for net proceeds of $331.0 million during the same period in 2008;

•	A $10.1 million decrease in cash payments relating to cash paid to net share settle employee equity awards, due to a decrease in the intrinsic value of the shares vested as a result of the overall decrease in our stock price during the nine months ended June 30, 2009 as compared to the same period in 2008; and

•	A $9.3 million decrease in cash proceeds from the issuance of common stock upon exercise of employee stock options and pursuant to our employee stock purchase plan, due to a decrease in the number of options exercised during the nine months ended June 30, 2009 as compared to the same period in 2008.

Credit Facilities and Debt

2006 Credit Facility

As of June 30, 2009, $652.1 million remained outstanding under our term loan. There were $16.5 million of letters of credit issued under our revolving credit line and there were no other outstanding borrowings under our revolving credit line. As of June 30, 2009, we are in compliance with the covenants under the 2006 Credit Facility.

As of June 30, 2009, based on our leverage ratio, our applicable margin for the term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. This results in an effective interest rate of 2.32%. No payment under the excess cash flow sweep provision were due in the first quarter of fiscal 2009 as there was no excess cash flow generated in fiscal 2008. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (table in thousands):

Year Ending September 30,	Amount

2009 (July 1, 2009 to September 30, 2009)	$1,675
2010	6,700
2011	6,700
2012	6,700
2013 (maturity)	630,163

Total	$651,938

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in August 2027. As of June 30, 2009, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

Equity

In June 2009, we issued 1,809,353 shares of our common stock, valued at $25.0 million, as part of the consideration to acquire a group of intangible assets as discussed in further detail in Note 6 to the consolidated financial statements. We also issued an additional 315,790 shares of our common stock valued at $4.5 million as a prepayment for professional services in connection with this acquisition. These shares are subject to security price guarantees as discussed in further detail in Note 7 to the consolidated financial statements.

During the third quarter of 2009, we issued 2.4 million shares of our common stock, valued at $23.2 million, as partial consideration for the acquisition of several companies. See further detail in Note 4 to the consolidated financial statements.

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

On July 29, 2009, Warburg Pincus exercised warrants to purchase 525,732 and 863,236 shares of our common stock at exercise prices of $0.61 and $5.00 per share, respectively. As a result of these exercises, we issued 1,388,968 shares of common stock to Warburg Pincus.

We believe cash and cash equivalents on hand and cash flows from future operations will be sufficient to meet our working capital and contractual obligations as they become due for the foreseeable future. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenue, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows, we may be required to issue equity or debt securities on terms that may be less than favorable.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2009 (in millions):

	Payments Due by Period
		Remaining		Fiscal 2011	Fiscal 2013
Contractual Obligations	Total	Fiscal 2009	Fiscal 2010	and 2012	and 2014	Thereafter

2.75% Convertible Senior Debenture(1)	$250.0	$—	$—	$—	$250.0	$—
2006 Credit Facility(2)	652.0	1.7	6.7	13.4	630.2	—
Interest on 2006 Credit Facility(2)	55.7	3.8	15.0	29.6	7.3	—
Interest on 2.75% Convertible Senior Debentures(3)	37.9	3.4	6.9	13.8	13.8	—
Lease obligations and other liabilities:
Operating leases	101.1	6.2	15.9	30.3	27.3	21.4
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions	4.5	0.7	1.8	1.7	0.3	—
Pension, minimum funding requirement	3.2	0.4	1.4	1.4	—	—
Purchase commitments	3.3	3.3	—	—	—	—
Other liabilities assumed(4)	56.5	3.4	14.2	27.9	6.3	4.7

Total contractual cash obligations	$1,164.2	$22.9	$61.9	$118.1	$935.2	$26.1

(1)	Holders of 2.75% Convertible Senior Debentures can require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate as of June 30, 2009 excluding the effect of our interest rate swaps.

(3)	Interest is due and payable semi-annually.

(4)	Obligations include assumed long-term liabilities related to restructuring programs initiated by the predecessor entities prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of the former Nuance Communications, Inc. in September 2005. These restructuring programs relate to the closing of two facilities with lease terms set to expire in 2016 and 2012. Total contractual obligations under these two leases are $75.1 million. As of June 30, 2009, we have sub-leased a portion of the office space related to these two facilities to unrelated third parties. Total sublease income under the remaining contractual terms is expected to be $18.3 million, which ranges from $1.7 million to $4.0 million on an annualized basis through 2016.

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

In connection with the acquisition of Commissure, Inc. we agreed to make contingent earnout payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years ended September 30, 2008, 2009 and 2010. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. We have notified the former shareholders of Commissure that the financial targets for the fiscal year ended September 30, 2008 were not achieved and the related contingent earnout was not earned. As of June 30, 2009, we have not recorded any obligation relative to these measures.

In connection with our acquisition of Vocada we agreed to make contingent earnout payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. We have notified the former shareholders of Vocada that the financial targets for certain periods were not achieved. The former shareholders of Vocada have requested additional information regarding this determination. The Company and the former shareholders of Vocada are discussing this matter. As of June 30, 2009, we have not recorded any obligation relative to these measures.

In connection with our acquisition of Multi-Vision we agreed to make contingent earnout payments of up to $15.0 million upon the achievement of certain financial targets for the period from August 1, 2008 to July 31, 2009. $10.0 million of the earnout is further conditioned on the continued employment of certain Multi-Vision employees; accordingly, up to $10.0 million of any earnout payments will be recorded as compensation expense, and up to $5.0 million will be recorded as additional purchase price and allocated to goodwill. Any payments may be made in the form of cash or shares of our common stock, at our sole discretion. As of June 30, 2009, we have not recorded any obligation or related compensation expense relative to these measures.

In connection with our acquisition of SNAPin, we agreed to make a contingent earnout payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. Additionally, we would be required to issue earnout consideration to SNAPin option holders. This option earnout consideration, if earned, is payable at our sole discretion, in cash, stock or additional options to purchase common stock. The total value of this contingent option earnout consideration may aggregate up to $2.5 million, which will be recorded as compensation expense over the service period, if earned. These earnout payments, if any, would be payable upon the final measurement of the performance targets. As of June 30, 2009, we have not recorded any obligation or related compensation expense relative to these measures.

Financial Instruments

We use financial instruments to manage our interest rates and foreign exchange risk. We follow SFAS 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, for certain designated forward contracts and interest rate swaps.

To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of June 30, 2009, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% and 2.1% and they expire in October 2010 and November 2010, respectively. As of June 30, 2009 and September 30, 2008, the aggregate cumulative unrealized losses related to these derivatives were $4.0 million and $0.9 million, respectively.

On December 31, 2008, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars. These contracts are designated as cash flow hedges. At June 30, 2009, these contracts had an aggregate notional amount of 8.4 million Canadian dollars. The contracts settle each month from April 13, 2009 through September 11, 2009. As of June 30, 2009, the aggregate cumulative unrealized gains related to these contracts was $0.3 million.

We also have foreign currency contracts that are not designated as hedges under SFAS 133. Changes in fair value of foreign currency contracts not qualifying as hedges are reported in net earnings as part of other income (expense), net. During the three months ended December 31, 2008, we entered into foreign currency forward contracts to offset foreign currency exposure on the deferred acquisition payment of €44.3 million related to our acquisition of PSRS. For the three and nine months ended June 30, 2009, we recorded gains of

$3.7 million and $6.3 million, respectively, in other income (expense), net in the accompanying consolidated statements of operations. The foreign currency contracts mature on September 21, 2009.

In June 2009, we acquired certain intangible assets and issued 1,809,353 shares of our common stock, valued at $25.0 million, as part of the total consideration. We also issued an additional 315,790 shares of our common stock, valued at $4.5 million, in June 2009 as a prepayment for professional services. These shares issued are subject to security price guarantees which are accounted for as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and are being accounted for separately from their host agreements in accordance with that guidance. The security price guarantees are require a payment from either us to the third party, or from the third party to us based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. For the three months ended June 30, 2009, decreases in fair value of $3.8 million related to these security price guarantees are reported in earnings as expenses within other income (expense), net.

Off-Balance Sheet Arrangements

Through June 30, 2009, we have not entered into any off balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values and also to in-process research and development. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of June 30, 2009, we had identified intangible assets of approximately $685.1 million and goodwill of approximately $1.9 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. The combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of June 30, 2009, we had a total of $901.9 million of gross debt outstanding, including $651.9 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of June 30, 2009, there were $16.5 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

We reported net losses of $18.5 million for the nine months ended June 30, 2009, and $30.1 million and $14.0 million for the fiscal years 2008 and 2007, respectively. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any transaction to raise additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

Current uncertainty in the global financial markets and the global economy may negatively affect our financial results.

Current uncertainty in the global financial markets and economy may negatively affect our financial results. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways which, in turn, could adversely affect our stock price. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate some of the other risk factors we have described. Our customers may defer purchases of our products, licenses, and services in response to tighter credit and negative financial news or reduce their demand for them. Our customers may also not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us or ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws. If our customers are not able to make timely payments to us, our accounts receivable could increase.

Our investment portfolio, which includes short-term debt securities, is generally subject to credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

In addition, our operating results and financial condition could be negatively affected if as a result of economic conditions

•	the demand for, and prices of, our products, licenses, or services are reduced as a result of actions by our competitors or otherwise; or

•	our financial counterparties or other contractual counterparties are unable to, or do not, meet their contractual commitments to us.

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

As of June 30, 2009, Warburg Pincus beneficially owned approximately 26% of our outstanding common stock, including warrants exercisable for up to 14,628,960 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. As of June 30, 2009, FIL LTD and Brown Capital Management are our next largest stockholders, both owning approximately 6% of our common stock. Because of their large holdings of our capital stock relative to other stockholders, each of these stockholders acting individually, or together, have a strong influence over matters requiring approval by our stockholders.

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

On June 10, 2009, we issued 478,504 shares of our common stock to Y-Solutions B.V., the sole shareholder of X-Solutions Group B.V., in connection with our acquisition of X-Solutions Group. The aggregate consideration delivered to the shareholder of X-Solutions Group consisted of 478,504 shares of our common stock and a contingent cash payment of up to an additional $1,050,000 to be held in escrow and paid, if at all, approximately 18 months following the closing, if no indemnification claims are made. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

On June 15, 2009, we issued 315,790 shares of our common stock to International Business Machines Corporation as consideration for engineering and support services. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

On June 15, 2009, we issued an additional 1,403,509 shares of our common stock to International Business Machines Corporation as consideration for a license to speech recognition technology developed by International Business Machines Corporation. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 10, 2009.

Nuance Communications, Inc.

By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
10.1	Amended and Restated Employment Agreement dated June 23, 2009 by and between the Registrant and Paul A. Ricci	8-K	0-27038	10.1	6/26/2009
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X