Form 10-K
period 2009-09-30
Nuance Communications, Inc.
filed 2009-11-25
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27038
NUANCE COMMUNICATIONS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3156479
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1 Wayside Road Burlington, Massachusetts (Address of Principal Executive Offices)	01803 (Zip Code)

Registrant’s telephone number, including area code:
(781) 565-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2.3 billion based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the Registrant’s Common Stock, outstanding as of October 31, 2009, was 278,666,124.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our revenue, earnings, cash flows and liquidity; the potential of future product releases; our product development plans and investments in research and development; future acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal 2010 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1.	Business

Overview

Nuance Communications, Inc. is a leading provider of speech, imaging and keypad solutions for businesses, organizations and consumers around the world. Our technologies, applications and services make the user experience more compelling by transforming the way people interact with devices and systems, and how they create, share and use documents. Our solutions are used every day by millions of people and thousands of businesses for tasks and services such as requesting information from a phone-based self-service solution, dictating medical records, searching the mobile Web by voice, entering a destination into a navigation system, or working with PDF documents. Our solutions help make these interactions, tasks and experiences more productive, compelling and efficient.

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

We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to expand our assets, geographic presence, distribution network and customer base through acquisitions of other businesses and technologies.

Solutions offered in our three core markets; Mobile-Enterprise, Healthcare-Dictation, and Imaging, include:

Healthcare Solutions — The healthcare industry is under significant pressure to streamline operations, reduce costs and improve patient care. In recent years, healthcare organizations such as hospitals, clinics, medical groups, physicians’ offices and insurance providers have increasingly turned to speech solutions to automate manual processes such as the dictation and transcription of patient records.

We provide comprehensive dictation and transcription solutions and services that automate the input and management of medical information. Our hosted and on-premise solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription features, and allow us to deliver scalable, highly productive medical transcription solutions, as well as accelerate future innovation to transform the way healthcare providers document patient care. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription.

Hospitals, clinics and group practices, as well as physicians, use our healthcare solutions to manage the dictation and transcription of patient records. We utilize a focused, enterprise sales team and professional services organization to address the market and implementation requirements of the healthcare industry. Our fiscal 2008 acquisition of Philips Speech Recognition Systems significantly enhanced our ability to deliver innovative, speech-driven clinical documentation and communication solutions to healthcare organizations throughout Europe. In some cases, our healthcare solutions are priced under a traditional software perpetual licensing model. However, certain of our healthcare solutions, in particular our transcription solution, are also offered on an on-demand model, charged as a subscription and priced by volume of usage (such as number of lines transcribed). During fiscal 2009, we experienced a significant shift in customer preference toward our subscription pricing model.

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

We deliver a portfolio of customer service business intelligence and authentication solutions that are designed to help companies better support, understand and communicate with their customers. Our solutions improve the customer experience, increase the use of self-service and enable new revenue opportunities. We complement our solutions and products with a global professional services organization that supports customers and partners with business and systems consulting project management, user-interface design, speech science, application development and business performance optimization, allowing us to deliver end-to-end speech solutions and system integration for speech-enabled customer care. In addition, we offer solutions that can meet customer care needs through direct interaction with thin-client applications on cell phones, enabling customers to very quickly retrieve relevant information. Use of our speech-enabled and thin-client customer care solutions can dramatically decrease customer care costs, in comparison to calls handled by operators. Our acquisition of SNAPin, Inc., a developer of self-service software for mobile devices, during fiscal 2009 expanded our presence and capabilities in these areas.

Our solutions are used by a wide variety of enterprises in customer-service intensive sectors, including telecommunications, financial services, travel and entertainment, and government. Our speech solutions are designed to serve our global partners and customers and are available in up to 50 languages and dialects worldwide. In addition to our own sales and professional services teams, we often work closely with industry partners, including Avaya, Cisco and Genesys, that integrate our solutions into their hardware and software platforms. Our enterprise solutions offerings include both a traditional software perpetual licensing model and an on-demand model, charged as a subscription and priced by volume of usage (such as number of minutes callers use the system or number of calls completed in the system).

Mobile Solutions — Today, an increasing number of people worldwide rely on mobile devices to stay connected, informed and productive. We help consumers use the powerful capabilities of their phones, cars and personal navigation devices by enabling the use of voice commands and keypad solutions to control these devices more easily and naturally, and to access the array of content and services available on the Internet.

Our portfolio of mobile solutions and services includes an integrated suite of voice and text-to-speech solutions, predictive text technologies, mobile messaging services and emerging services such as Web search and voicemail-to-text. Our solutions are used by mobile phone, automotive, personal navigation device and other consumer electronic manufacturers and their suppliers, including Amazon, Apple, BMW, Ford, Garmin, LG Electronics, Mercedes Benz, Nokia, Samsung and TomTom. In addition, telecommunications carriers, web search companies and content providers are increasingly using our mobile search and communication solutions to offer value-added services to their subscribers and customers. Our mobile solutions are sold to device manufacturers, on a royalty model, generally priced per device sold. In addition, our mobile solutions are sold through telecommunications carriers or directly to consumers, and priced on a volume of usage model (such as per subscriber or per use). During fiscal 2009, we expanded our mobile presence and product offerings through our acquisitions of

Zi Corporation; nCore Ltd.; Jott Networks, Inc.; and certain assets from Harman Becker Automotive Systems GmbH.

Desktop Dictation — Our suite of general purpose desktop dictation applications increases productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. Our Dragon NaturallySpeaking family of products delivers enhanced productivity for professionals and consumers who need to create documents and transcripts. These solutions allow users to automatically convert speech into text at up to 160 words-per-minute, with support for over 300,000 words and with high accuracy. This vocabulary can be expanded by users to include specialized words and phrases and can be adapted to recognize individual voice patterns. Our desktop dictation software is currently available in eleven languages. We utilize a combination of our global reseller network and direct sales to distribute our desktop dictation products. Our desktop dictation solutions are generally sold under a traditional perpetual software license model.

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

Our imaging solutions offer comprehensive PDF applications designed specifically for business users, optical character recognition technology to deliver highly accurate document and PDF conversion, and applications that combine PDF creation with network scanning to quickly enable distribution of documents to users’ desktops or to enterprise applications, as well as software development toolkits for independent software vendors. Our imaging solutions are generally sold under a traditional perpetual software license model. We utilize a combination of our global reseller network and direct sales to distribute our imaging products. We license our software to original equipment manufacturers such as Brother, Canon, Dell, HP and Xerox, which bundle our solutions with multifunction devices, digital copiers, printers and scanners, on a royalty model, priced per unit sold. During fiscal 2009, we expanded our imaging product offerings through our June 2009 acquisition of X-Solutions Group B.V. and September 2009 acquisition of eCopy, Inc.

Research and Development/Intellectual Property

In recent years, we have developed and acquired extensive technology assets, intellectual property and industry expertise in speech and imaging that provide us with a competitive advantage in our markets. Our technologies are based on complex algorithms which require extensive amounts of linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities.

We continue to invest in technologies to maintain our market-leading position and to develop new applications. Our technologies are covered by approximately 1,800 issued patents and 1,600 patent applications. Our intellectual property, whether purchased or developed internally, is critical to our success and competitive position and, ultimately, to our market value. We rely on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. We incurred research and development expenses of $119.4 million, $115.0 million, and $80.0 million in fiscal 2009, 2008 and 2007, respectively.

International Operations

We have principal offices in a number of international locations including: Australia, Belgium, Canada, Germany, Hungary, India, Japan, and the United Kingdom. The responsibilities of our international operations include research and development, healthcare transcription and editing, customer support, sales and marketing and administration. Additionally, we maintain smaller sales, services and support offices throughout the world to support our international customers and to expand international revenue opportunities.

Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal 2009, 2008 and 2007, 74%, 77% and 78% of revenue was generated in the United States and 26%, 23% and 22% of revenue was generated by our international operations, respectively.

Competition

The individual markets in which we compete are highly competitive and are subject to rapid technology changes. There are a number of companies that develop or may develop products that compete in our target markets; however, currently there is no one company that competes with us in all of our product areas. While we expect competition to continue to increase both from existing competitors and new market entrants, we believe that we will compete effectively based on many factors, including:

•	Technological Superiority. Our speech and imaging technologies, applications and solutions are often recognized as the most innovative and proficient products in their respective categories. Our speech technology has industry-leading recognition accuracy and provides a natural, speech-enabled interaction with systems, devices and applications. Our imaging technology is viewed as the most accurate in the industry. Technology publications, analyst research and independent benchmarks have consistently indicated that our products rank at or above performance levels of alternative solutions.

•	Broad Distribution Channels. Our ability to address the needs of specific markets, such as financial, legal, healthcare and government, and introduce new products and solutions quickly and effectively through our extensive global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; our dedicated direct sales force; and our e-commerce website (www.nuance.com).

•	International Appeal. The international reach of our products is due to the broad language coverage of our offerings, including our speech technology which provides recognition for up to 50 languages and dialects and natural sounding synthesized speech in 26 languages and supports a broad range of hardware platforms and operating systems. Our imaging technology supports more than 100 languages.

•	Specialized Professional Services. Our superior technology, when coupled with the high quality and domain knowledge of our professional services organization, allows our customers and partners to place a high degree of confidence and trust in our ability to deliver results.

In our core markets, we compete with companies such as Adobe, Medquist, Microsoft, Google and Spheris. In addition, a number of smaller companies in both speech and imaging produce technologies or products that are competitive with our solutions in some markets. In certain markets, some of our partners such as Avaya, Cisco, Genesys and Nortel develop and market products and services that might be considered substitutes for our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

Some of our competitors or potential competitors, such as Adobe, Microsoft and Google, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Employees

As of September 30, 2009, we had approximately 5,800 full-time employees in total, including approximately 700 in sales and marketing, approximately 1,150 in professional services, approximately 950 in research and development, approximately 450 in general and administrative and approximately 2,550 that provide transcription and editing services. Approximately 51 percent of our employees are based outside of the United States, the majority of whom provide transcription and editing services and are based in India. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

Company Information

We were incorporated in 1992 as Visioneer, Inc. under the laws of the state of Delaware. In 1999, we changed our name to ScanSoft, Inc. and also changed our ticker symbol to SSFT. In October 2005, we changed our name to Nuance Communications, Inc. and in November 2005 we changed our ticker symbol to NUAN.

Our website is located at www.nuance.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, as well as proxy statements and other information we file with or furnish to the Securities and Exchange Commission, or the SEC, are accessible free of charge on our website. We make these documents available as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our SEC filings are also available on the SEC’s website at http://www.sec.gov. Alternatively, you may access any document we have filed by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file with or furnish to the SEC.

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

Our revenue and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include the following:

•	slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

•	volume, timing and fulfillment of customer orders;

•	our efforts to generate additional revenue from our intellectual property portfolio;

•	concentration of operations with one manufacturing partner and our inability to control expenses related to the manufacturing, packaging and shipping of our boxed software products;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	customers delaying, canceling or limiting their purchases as a result of the threat or results of terrorism;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and intangible assets;

•	delayed realization of synergies resulting from our acquisitions;

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.

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

Our prior acquisitions required, and our recently completed acquisitions continue to require, substantial integration and management efforts and we expect future acquisitions to require similar efforts. Acquisitions of this nature involve a number of risks, including:

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and, for transactions which closed prior to October 1, 2009, the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired tradenames and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2009, we had identified intangible assets of approximately $706.8 million, net of accumulated amortization, and goodwill of approximately $1.9 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. The combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Changes in the accounting method for business combinations may have an adverse impact on our reported or future financial results.

For the years ended September 30, 2009 and prior, in accordance with Statement of Financial Accounting Standard (“SFAS”) 141 “Business Combinations,” (“SFAS 141”), all acquisition-related costs, such as attorney’s fees and accountant’s fees, as well as contingent consideration to the seller, which is recorded when it is beyond a reasonable doubt that the amount is payable, are capitalized as part of the purchase price.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”), now referred to as FASB Accounting Standards Codification 805 (“ASC 805”), which requires an acquirer to do the following: expense acquisition-related costs as incurred; reflect such payments as a reduction of cash flow from operations; record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement and cash flow from operations. ASC 805 applies to business combinations for which the acquisition date is on or after October 1, 2009. ASC 805 may have a material impact on our results of operations and our financial position due to our acquisition strategy.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of September 30, 2009, we had a total of $900.7 million of gross debt outstanding, including $650.3 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of September 30, 2009, there were $16.2 million of letters of credit issued under the revolving credit line but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

We reported net losses of $12.2 million, $30.1 million and $14.0 million for the fiscal years 2009, 2008 and 2007, respectively. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any transaction to raise additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

Sales of our speech products would be harmed if the market for speech technologies does not continue to develop or develops slower than we expect, and, consequently, our business could be harmed and we may not recover the costs associated with our investment in our speech technologies.

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully.

There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Within speech, we compete with AT&T, Microsoft, Google, and other smaller providers. Within healthcare dictation and transcription, we compete with Spheris, Medquist and other smaller providers. Within imaging, we compete directly with ABBYY, Adobe, I.R.I.S. and NewSoft. In speech, some of our partners such as Avaya, Cisco, Edify, Genesys and Nortel develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in both speech and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

The competition in these markets could adversely affect our operating results by reducing the volume of the products we license or the prices we can charge. Some of our current or potential competitors, such as Adobe, Microsoft and Google, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial statements in an accurate and timely manner, could subject us to regulatory actions, civil or criminal penalties, shareholder litigation, or loss of customer confidence, which could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

A significant portion of our revenue is derived, and a significant portion of our research and development activities are based, outside the United States. Our results could be harmed by economic, political, regulatory and other risks associated with these international regions.

Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations could increase in the future. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States and we have a large number of employees in India that provide transcription services. A significant portion of the development and manufacturing of our speech products are conducted in Belgium and Canada, and a significant portion of our imaging research and development is conducted in Hungary. We also have significant research and development resources in Aachen, Germany, and Vienna, Austria. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenue and costs projected to increase, we are exposed to changes in foreign currencies including the Euro, British Pound, Canadian Dollar, Japanese Yen, Indian Rupee and the Hungarian Forint. Changes in the value of the Euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.

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

Our sales to government clients subject us to risks, including early termination, audits, investigations, sanctions and penalties.

We derive a portion of our revenues from contracts with the United States government, as well as various state and local governments, and their respective agencies. Government contracts are generally subject to audits and investigations which could identify violations of these agreements. Government contract violations could result in a range of consequences including, but not limited to, contract price adjustments, civil and criminal penalties, contract termination, forfeiture of profit and/or suspension of payment, and suspension or debarment from future government contracts. We could also suffer serious harm to our reputation if we were found to have violated the terms of our government contracts.

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

The Health Insurance Portability and Accountability Act of 1996 establishes elements including, but not limited to, federal privacy and security standards for the use and protection of protected health information. Any failure by us or by our personnel or partners to comply with applicable requirements may result in a material liability. Although we have systems and policies in place for safeguarding protected health information from unauthorized disclosure, these systems and policies may not preclude claims against us for alleged violations of applicable requirements. There can be no assurance that we will not be subject to liability claims that could have a material adverse affect on our business, results of operations and financial condition.

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

Current uncertainty in the global financial markets and economy may negatively affect our financial results. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways which, in turn, could adversely affect our stock price. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate some of the other risk factors described herein. Our customers may defer purchases of our products, licenses, and services in response to tighter credit and negative financial news or reduce their demand for them. Our customers may also not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us or ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws. If our customers are not able to make timely payments to us, our accounts receivable could increase.

Our investment portfolio, which includes short-term debt securities, is generally subject to credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

In addition, our operating results and financial condition could be negatively affected if, as a result of economic conditions, either:

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

Risks Related to our Corporate Structure, Organization and Common Stock

The holdings of our largest stockholder may enable them to influence matters requiring stockholder approval.

As of September 30, 2009, Warburg Pincus beneficially owned approximately 25% of our outstanding common stock, including warrants exercisable for up to 10,062,422 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of their large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.

The market price of our common stock has been and may continue to be subject to wide fluctuations, and this may make it difficult for you to resell the common stock when you want or at prices you find attractive.

Our stock price historically has been, and may continue to be, volatile. Various factors contribute to the volatility of the stock price, including, for example, quarterly variations in our financial results, new product introductions by us or our competitors and general economic and market conditions. Sales of a substantial number of shares of our common stock by our largest stockholders, or the perception that such sales could occur, could also contribute to the volatility or our stock price. While we cannot predict the individual effect that these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. For example, we issued, and registered for resale, approximately 4.0 million shares of our common stock in connection with our September 2009 acquisition of eCopy. No prediction can be made as to the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

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

Our corporate headquarters and administrative, sales, marketing, research and development and support functions occupy approximately 201,000 square feet of space that we lease in Burlington, Massachusetts. We also lease additional properties in the United States and a number of foreign countries. The following table summarizes our significant properties as of September 30, 2009:

Location	Sq. Ft.	Lease Term	Primary Use
	(approx.)

Burlington, Massachusetts	201,000	June 2018	Corporate headquarters and administrative, sales, marketing, research and development and customer support functions.
Redwood City, California (1)	141,000	July 2012	Twenty-two percent of this facility is unoccupied, the remainder has been sublet to third party tenants.
Melbourne, Florida	130,000	Owned	Administrative, sales, marketing, customer support and order fulfillment functions.
Montreal, Quebec	74,000	December 2016	Administrative, sales, marketing, research and development, professional services, customer support functions.
Sunnyvale, California	71,000	September 2013	Administrative, research and development, sales, marketing and customer support functions.
Mahwah, New Jersey	38,000	June 2015	Professional services and sales functions.
New York, New York (2)	34,000	February 2016	Subleased to third-party tenants.
Merelbeke, Belgium	25,000	March 2017	Administrative, sales, marketing, research and development and customer support functions.
Budapest, Hungary	21,000	December 2009	Research and development.
Aachen, Germany	20,000	March 2011	Research and development and sales functions

(1)	The lease for this property was assumed as part of our acquisition in September 2005 of Nuance Communications, Inc, which we refer to as Former Nuance.

(2)	The lease for this property was assumed as part of our acquisition of SpeechWorks.

In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the United States and internationally. As of September 30, 2009, we were productively utilizing substantially all of the space in our facilities, except for space identified above as unoccupied, or that has been subleased to third parties.

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

In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased stock of Former Nuance, which we acquired in September 2005, between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, the issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement called for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement was not expected to have any material impact, as payments, if any, were expected to be made by insurance carriers, rather than by us. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. The plaintiffs in the case have since filed amended master allegations and amended complaints. On March 26, 2008, the Court largely denied the defendant’s motion to dismiss the amended complaints. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of the settlement attributable to Former Nuance, and Former Nuance would not bear any financial liability. The Court issued an order granting preliminary approval of the settlement, dated June 9, 2009, and a hearing on final approval of the settlement was held on September 10, 2009. On October 5, 2009, the court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund and certification of the settlement classes. On October 20, 2009, a petition for permission to appeal the court’s October 5, 2009 certification of the settlement classes was filed in the United States Court of Appeals for the Second Circuit. Due to the inherent uncertainties of litigation, we are unable to determine the ultimate outcome or potential range of loss, if any, associated with this matter.

We believe that the final outcome of the matter described above will not have a significant adverse effect on our financial position or results of operations. However, even if our defense is successful, the litigation could require significant management time and will be costly. Should we not prevail in this litigation matter, our operating results, financial position and cash flows could be adversely impacted.

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

	Low	High

Fiscal 2008:
First quarter	$17.48	$22.56
Second quarter	12.45	18.80
Third quarter	15.25	21.47
Fourth quarter	12.04	17.98
Fiscal 2009:
First quarter	$6.18	$14.28
Second quarter	7.58	11.29
Third quarter	10.50	14.61
Fourth quarter	10.90	15.04

Holders

As of October 31, 2009, there were 1,168 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility place restrictions on our ability to pay dividends, except for stock dividends.

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

	Fiscal Year Ended September 30,
	2009	2008	2007	2006	2005

Operations:
Total revenue	$950.4	$868.5	$602.0	$388.5	$232.4
Gross margin	590.8	552.8	404.1	267.5	163.2
Income from operations	57.6	32.6	39.0	8.4	2.0
Provision for income taxes	40.4	14.6	22.5	15.1	6.8
Net loss	$(12.2)	$(30.1)	$(14.0)	$(22.9)	$(5.4)
Basic and Diluted Earnings Per Share Data:
Net loss	$(0.05)	$(0.14)	$(0.08)	$(0.14)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	253.6	209.8	176.4	163.9	109.5
Financial Position:
Cash, cash equivalents and short and long-term marketable securities	$527.0	$261.6	$187.0	$112.3	$95.8
Total assets	3,499.6	2,846.2	2,172.8	1,235.1	757.2
Long-term debt, net of current portion	888.6	894.2	899.9	350.0	—
Total stockholders’ equity	2,003.4	1,424.9	878.3	576.6	514.7
Selected Data and Ratios:
Working capital	$376.6	$133.5	$164.9	$51.3	$12.1
Depreciation of property and equipment	18.7	16.4	12.1	8.4	5.0
Amortization of intangible assets	115.4	82.6	37.7	30.1	13.1
Gross margin percentage	62.2%	63.7%	67.1%	68.8%	70.2%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Nuance Communications, Inc. is a leading provider of speech, imaging and keypad solutions for businesses, organizations and consumers around the world. Our technologies, applications and services make the user experience more compelling by transforming the way people interact with devices and systems, and how they create, share and use documents. Our solutions are used every day by millions of people and thousands of businesses for tasks and services such as requesting information from a phone-based self-service solution, dictating medical records, searching the mobile Web by voice, entering a destination into a navigation system, or working with PDF documents. Our solutions help make these interactions, tasks and experiences more productive, compelling and efficient.

Our technologies address our three core markets:

•	Mobile-Enterprise. We deliver a portfolio of solutions that improve the experience of customer communications, mobile interactions and personal productivity. Combining our expertise in enterprise and mobile solutions allows us to help consumers, businesses and manufacturers more effectively utilize mobile devices for accessing an array of content, services and capabilities. Our enterprise solutions help automate a wide range of customer services and business processes in a variety of information and process-intensive vertical markets such as telecommunications, financial services, utilities, travel and entertainment, and government. Our mobile solutions add voice control and texting capabilities to mobile devices and services, allowing people to more easily dial a mobile phone, enter destination information into an automotive navigation system, dictate a text message or have emails and screen information read aloud.

•	Healthcare-Dictation. Our healthcare solutions comprise a portfolio of speech-driven clinical documentation and communication solutions that help healthcare provider organizations to reduce operating costs, increase reimbursement, and enhance patient care and safety. Our solutions automate the input and management of medical information and are used by many of the largest hospitals in the United States. We offer a variety of different solutions and deployment options to address the specific requirements of different healthcare provider organizations. Our Dragon NaturallySpeaking family of products help people and businesses increase productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. Our Dragon Medical solution is a desktop application that provides front-end speech recognition for smaller groups of physicians and clinicians to create and navigate medical records.

•	Imaging. Our PDF and document imaging solutions reduce the time and cost associated with creating, using and sharing documents. Our solutions benefit from the widespread adoption of the PDF format and the increasing demand for networked solutions for managing electronic documents. Our solutions are used by millions of professionals and within large enterprises.

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

We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to broaden these assets and expand our customer base through acquisitions. In evaluating the financial condition and operating performance of our business, management focuses on revenue, earnings, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the fiscal year ended September 30, 2009, as compared to the fiscal year ended September 30, 2008, is as follows:

•	Total revenue increased by $81.9 million to $950.4 million;

•	Net loss decreased by $17.9 million to $12.2 million;

•	Gross margins declined by 1.5 percentage points to 62.2%;

•	Operating margins improved by 2.3 percentage points to 6.1%; and

•	Cash provided by operating activities for the year ended September 30, 2009 was $258.7 million, an increase of $62.5 million from the same period in the prior fiscal year.

Strategy

In fiscal 2010, we will continue to focus on growth by providing market-leading, value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. We will also continue to focus on expense discipline and acquisition synergies to improve gross margins and operating margins. We intend to pursue growth through the following key elements of our strategy:

•	Extend Technology Leadership. Our solutions are recognized as among the best in their respective categories. We intend to leverage our global research and development organization and broad portfolio of technologies, applications and intellectual property to foster technological innovation and maintain customer preference for our solutions. We also intend to invest in our engineering resources and seek new technological advancements that further expand the addressable markets for our solutions.

•	Broaden Expertise in Vertical Markets. Businesses are increasingly turning to Nuance for comprehensive solutions rather than for a single technology product. We intend to broaden our expertise and capabilities to deliver targeted solutions for a range of industries including mobile device manufacturers, healthcare, telecommunications, financial services and government administration. We also intend to expand our global sales and professional services capabilities to help our customers and partners design, integrate and deploy innovative solutions.

•	Increase Subscription and Transaction Based Recurring Revenue. We intend to increase our subscription and transaction based offerings in our core markets. The expansion of our subscription or transaction based solutions will enable us to deliver applications that our customers use on a repeat basis, and pay for on a per use basis, providing us with the opportunity to enjoy the benefits of recurring revenue streams.

•	Expand Global Presence. We intend to further expand our international resources to better serve our global customers and partners and to leverage opportunities in emerging markets such as Asia and Latin America. We continue to add regional executives and sales employees in different geographic regions to better address demand for speech based solutions and services.

•	Pursue Strategic Acquisitions. We have selectively pursued strategic acquisitions to expand our technology, solutions and resources to complement our organic growth. We have proven experience in integrating businesses and technologies and in delivering enhanced value to our customers, partners, employees and shareholders. We intend to continue to pursue acquisitions that enhance our solutions, serve specific vertical markets and strengthen our technology portfolio.

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for fiscal 2009, 2008 and 2007.

	2009	2008	2007

Revenue:
Product and licensing	39.3%	47.7%	51.8%
Professional services and hosting	43.3	35.2	27.5
Maintenance and support	17.4	17.1	20.7

Total revenue	100.0	100.0	100.0

Cost of revenue:
Cost of product and licensing	3.9	5.3	7.2
Cost of professional services and hosting	26.8	24.6	19.0
Cost of maintenance and support	3.1	3.6	4.5
Cost of revenue from amortization of intangible assets	4.0	2.8	2.2

Gross margin	62.2	63.7	67.1

Operating expenses:
Research and development	12.6	13.3	13.3
Sales and marketing	23.1	26.6	30.7
General and administrative	11.8	12.2	12.5
Amortization of intangible assets	8.1	6.7	4.1
In-process research and development	—	0.3	—
Restructuring and other charges (credits), net	0.5	0.8	—

Total operating expenses	56.1	59.9	60.6

Income from operations	6.1	3.8	6.5
Other income (expense), net	(3.1)	(5.6)	(5.1)

Income (loss) before income taxes	3.0	(1.8)	1.4
Provision for income taxes	4.3	1.7	3.7

Net loss	(1.3)%	(3.5)%	(2.3)%

Total Revenue

The following tables show total revenue from our three core market groups and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2009	2008	2007	2008	2007

Mobile-Enterprise	$462.3	$438.8	$246.8	5.4%	77.8%
Healthcare-Dictation	418.4	349.8	281.3	19.6%	24.4%
Imaging	69.7	79.9	73.9	(12.8)%	8.1%

Total Revenue	$950.4	$868.5	$602.0	9.4%	44.3%

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2009	2008	2007	2008	2007

United States	$706.9	$669.3	$471.6	5.6%	41.9%
International	243.5	199.2	130.4	22.2%	52.8%

Total revenue	$950.4	$868.5	$602.0	9.4%	44.3%

Fiscal 2009 Compared to Fiscal 2008

The increase in total revenue for fiscal 2009, as compared to fiscal 2008, was driven by a combination of organic growth and contributions from acquisitions. Mobile-Enterprise revenue increased $23.5 million, primarily driven by contributions from our acquisition of SNAPin, as well as growth in our hosted, on-demand solutions. Healthcare-Dictation revenue increased $68.6 million, primarily driven by contributions from our acquisitions of eScription and PSRS, and organic growth of our iChart transcription solution. Imaging revenue decreased $10.2 million primarily due to a decline in Windows-based software sales and a general decline in corporate spending due to current economic conditions.

Based on the location of our customers, the geographic split for fiscal 2009 was 74% of total revenue in the United States and 26% internationally, as compared to 77% of total revenue in the United States and 23% internationally for the same period last year. The increase in the proportion of revenue generated internationally was primarily due to contributions from our acquisition of PSRS near the end of fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007

The increase in total revenue for fiscal 2008, as compared to fiscal 2007, was driven by a combination of organic growth and contributions from acquisitions. Mobile-Enterprise revenue increased $192.0 million, primarily driven by contributions from our acquisitions of BeVocal, Viecore, Tegic and VoiceSignal. Healthcare-Dictation revenue increased $68.5 million, primarily due to contributions from our acquisitions of Focus, Commissure, Vocada and eScription. Imaging revenue increased $6.0 million.

Based on the location of our customers, the geographic split for fiscal 2008 was 77% of total revenue in the United States and 23% internationally, as compared to 78% of total revenue in the United States and 22% internationally for the prior year. The slight decrease in proportion of revenue generated in the United States was primarily due to acquisitions that have a higher proportion of their revenue derived from customers outside of the United States.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2009	2008	2007	2008	2007

Product and licensing revenue	$373.4	$414.4	$311.8	(9.9)%	32.9%

As a percentage of total revenue	39.3%	47.7%	51.8%

Fiscal 2009 Compared to Fiscal 2008

The decrease in product and licensing revenue for fiscal 2009, as compared to fiscal 2008, consisted of a $27.8 million decrease in Mobile-Enterprise revenue primarily due to customers migrating to our on-demand services solutions and an $11.3 million decrease in Imaging revenue primarily due to a decline in Windows-based software sales and a general decline in corporate spending due to current economic conditions. Healthcare-Dictation product and licensing revenue decreased slightly primarily due to decreased consumer spending in our non-medical sales of Dragon NaturallySpeaking, as well as, customers continued migration to our on-demand service solutions, this decrease was partially offset by the positive revenue impact of our acquisition of PSRS in September 2008. As a percentage of total revenue, product and licensing revenue decreased 8.4 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services and hosting revenue relative to product and licensing revenue.

Fiscal 2008 Compared to Fiscal 2007

The increase in product and licensing revenue for fiscal 2008, as compared to fiscal 2007, consisted of a $90.7 million increase in Mobile-Enterprise revenue primarily due to contributions from our acquisitions of VoiceSignal and Tegic, and a $5.5 million increase in Imaging revenue. Healthcare-Dictation revenue increased by $6.4 million, including contributions from the acquisition of Commissure, and the release of Dragon NaturallySpeaking Version 10 in the fourth fiscal quarter of 2008, but partially offset by a decline in healthcare product and licensing revenue as customers migrated to our iChart hosted services solution. As a percentage of total revenue, product and licensing revenue decreased 4.1 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services and hosting revenue relative to product and licensing revenue.

Professional Services and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for speech customers. Hosting revenue primarily relates to delivering hosted transcription and dictation services over a specified term, as well as self-service, on-demand offerings to carriers and enterprises. The following table shows professional services and hosting revenue, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2009	2008	2007	2008	2007

Professional services and hosting revenue	$411.4	$305.5	$165.5	34.7%	84.6%

As a percentage of total revenue	43.3%	35.2%	27.5%

Fiscal 2009 Compared to Fiscal 2008

The increase in professional services and hosting revenue for fiscal 2009, as compared to fiscal 2008, consisted of a $61.8 million increase in Healthcare-Dictation revenue, including contributions from our acquisition of

eScription and organic growth of our iChart transcription solution. Additionally, there was a $44.1 million increase in Mobile-Enterprise revenue, primarily due to contributions from our acquisition of SNAPin, and growth in our hosted, on-demand solutions. The growth in these organic and acquired revenue streams outpaced the relative growth of our other revenue types, resulting in an 8.1 percentage point increase in professional services and hosting revenue as a percentage of total revenue.

Fiscal 2008 Compared to Fiscal 2007

The increase in professional services and hosting revenue for fiscal 2008, as compared fiscal 2007, consisted of an $88.3 million increase in Mobile-Enterprise revenue, including contributions from our acquisitions of BeVocal and Viecore. Additionally, there was a $51.8 million increase in Healthcare-Dictation revenue, primarily due to contributions from our acquisitions of Focus, Vocada and eScription, and to the growth of our iChart transcription solution. The growth in these organic and acquired revenue streams outpaced the relative growth of our other revenue types, resulting in a 7.7 percentage point increase in professional services and hosting revenue as a percentage of total revenue.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2009	2008	2007	2008	2007

Maintenance and support revenue	$165.6	$148.6	$124.6	11.4%	19.3%

As a percentage of total revenue	17.4%	17.1%	20.7%

Fiscal 2009 Compared to Fiscal 2008

The increase in maintenance and support revenue for fiscal 2009, as compared to fiscal 2008, consisted primarily of an $8.7 million increase related to the expansion of our current installed base of Healthcare-Dictation solutions, and a $7.2 million increase in Mobile-Enterprise maintenance and support revenue, driven by organic growth.

Fiscal 2008 Compared to Fiscal 2007

The increase in maintenance and support revenue for fiscal 2008, as compared to fiscal 2007, consisted primarily of a $13.2 million increase in Mobile-Enterprise maintenance and support revenue, driven by a combination of organic growth and growth from our acquisition of Viecore, and a $10.4 million increase related to the expansion of our current installed base of Healthcare-Dictation solutions. As a percentage of total revenue, maintenance and support revenue decreased by 3.6 percentage points, primarily due to changes in revenue mix attributable to the accelerated growth in professional services and hosting revenue relative to maintenance and support revenue.

COSTS AND EXPENSES

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2009	2008	2007	2008	2007

Cost of product and licensing revenue	$37.3	$45.7	$43.2	(18.4)%	5.8%

As a percentage of product and licensing revenue	10.0%	11.0%	13.8%

Fiscal 2009 Compared to Fiscal 2008

The decrease in cost of product and licensing revenue for fiscal 2009, as compared to fiscal 2008, was primarily due to a $4.7 million decrease in Healthcare-Dictation costs, a $2.7 million decrease in Imaging costs and a $1.0 million decrease in Mobile-Enterprise costs as a result of customer migration to hosted, on-demand solutions and declining Windows-based license revenues. The cost of product and licensing revenue decreased as a percentage of revenue due to a change in the revenue mix towards products with higher margins.

Fiscal 2008 Compared to Fiscal 2007

Cost of product and licensing revenue increased $2.5 million for fiscal 2008, as compared to fiscal 2007, primarily due to increased royalty expense associated with our Imaging product and partially offset by reduced Healthcare-Dictation costs. Cost of product and licensing revenue decreased as a percentage of product and licensing revenue primarily due to increased product and licensing revenue related to recent acquisitions that do not carry significant related costs, and, to a lesser extent, to a change in the revenue mix towards products with higher margins.

Cost of Professional Services and Hosting Revenue

Cost of professional services and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead, as well as the hardware and communications fees that support our subscription and hosted, on-demand solutions. The following table shows cost of professional services and hosting revenue, in dollars and as a percentage of professional services and hosting revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2009	2008	2007	2008	2007

Cost of professional services and hosting revenue	$254.8	$214.0	$114.2	19.1%	87.4%

As a percentage of professional services and hosting revenue	61.9%	70.0%	69.0%

Fiscal 2009 Compared to Fiscal 2008

The increase in cost of professional services and hosting revenue for fiscal 2009, as compared to fiscal 2008, was primarily due to a $36.2 million increase in Mobile-Enterprise costs driven by our acquisition of SNAPin and a $4.5 million increase in Healthcare-Dictation professional services and hosting costs driven by a full year impact of our acquisitions of eScription and PSRS in late fiscal 2008. As a percentage of revenue, cost of professional services and hosting revenue decreased due to faster growth in our higher margin hosted, on-demand solutions.

Fiscal 2008 Compared to Fiscal 2007

The increase in the cost of professional services and hosting revenue for fiscal 2008, as compared to fiscal 2007, was primarily driven by the Mobile-Enterprise acquisition of Viecore, the full year impact of the fiscal 2007 Healthcare-Dictation acquisition of Focus, as well as organic growth in the core business. The cost of professional services and hosting revenue increased modestly in fiscal 2008, as a percentage of the related revenue, as we increased spending to support our current and future growth, particularly in our hosted, on-demand solutions. These solutions require infrastructure spending in advance of the revenue.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2009	2008	2007	2008	2007

Cost of maintenance and support revenue	$29.1	$31.5	$27.5	(7.6)%	14.5%

As a percentage of maintenance and support revenue	17.6%	21.2%	22.0%

Fiscal 2009 Compared to Fiscal 2008

The decrease in cost of maintenance and support revenue for fiscal 2009, as compared to fiscal 2008, was primarily due to a $1.7 million decrease in Healthcare-Dictation costs as a result of effective cost containment actions, offset by an increase in costs associated with our acquisitions of eScription and PSRS. As a percentage of revenue, cost of maintenance and support revenue decreased due to effective cost controls in our core business and changes in the overall revenue mix.

Fiscal 2008 Compared to Fiscal 2007

The increase in cost of maintenance and support revenue for fiscal 2008, as compared to fiscal 2007, was primarily due to a $2.2 million increase in Mobile-Enterprise related to the acquisition of Viecore and $1.1 million increase in Healthcare-Dictation related to the acquisitions of Vocada and Commissure. The cost of maintenance and support revenue as a percentage of the related revenue decreased by 0.8 percentage points.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2009	2008	2007	2008	2007

Research and development expense	$119.4	$115.0	$80.0	3.8%	43.8%

As a percentage of total revenue	12.6%	13.2%	13.3%

Fiscal 2009 Compared to Fiscal 2008

The increase in research and development expense for fiscal 2009, as compared to fiscal 2008, primarily consisted of a $5.7 million increase in infrastructure investment to support ongoing research and development projects, as well as a $2.5 million increase in compensation expense attributable to the additional headcount from our acquisitions during the period. This increase is partially offset by a reduction of $3.0 million related to temporary employees and professional services. To date, we have not capitalized any internal software development costs as costs incurred after technological feasibility, but before release of our licensed software products, and development work related to our on-demand solutions have not been significant.

Fiscal 2008 Compared to Fiscal 2007

The increase in research and development expense for fiscal 2008, as compared to fiscal 2007, primarily consisted of a $28.9 million in compensation expense attributable to the additional headcount from our acquisitions during the period, and a $3.6 million increase in temporary employees and professional services to support ongoing research and development projects. The remaining increase is related to infrastructure investment.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2009	2008	2007	2008	2007

Sales and marketing expense	$219.2	$231.2	$184.9	(5.2)%	25.0%

As a percentage of total revenue	23.1%	26.6%	30.7%

Fiscal 2009 Compared to Fiscal 2008

The decrease in sales and marketing expenses for fiscal 2009, as compared to fiscal 2008, was primarily attributable to a $4.9 million decrease in compensation and other variable costs, such as commissions and travel expenses, a $4.6 million decrease in marketing program spending and a $1.3 million decrease in temporary employees and professional services. Sales and marketing expense as a percentage of total revenue decreased by 3.5 percentage points, as a result of increased cost efficiencies of our sales and marketing expenditures.

Fiscal 2008 Compared to Fiscal 2007

The increase in sales and marketing expenses for fiscal 2008, as compared to fiscal 2007, was primarily attributable to a $39.9 million increase in compensation and other variable costs, such as commissions, stock-based compensation and travel expenses related to increased headcount from our acquisitions during the period, and a $5.0 million increase in marketing program spending. Sales and marketing expense as a percentage of total revenue decreased by 4.1 percentage points, as a result of increased cost efficiencies of our sales and marketing expenditures and a reduction of the share-based compensation relative to the increase in revenue.

General and Administrative Expense

General and administrative expense primarily consists of personnel costs for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2008	2008	2007	2008	2007

General and administrative expense	$112.1	$105.9	$75.6	5.9%	40.1%

As a percentage of total revenue	11.8%	12.2%	12.6%

Fiscal 2009 Compared to Fiscal 2008

The increase in general and administrative expense for fiscal 2009, as compared to fiscal 2008, was primarily attributable to increased legal costs of $11.4 million associated with acquisition and integration activities. This increase is partially offset by a reduction of $2.4 million in bad debt expense resulting from improved collection and a $2.6 million decrease in expenses related to temporary employees and professional services as a result of cost containment efforts and acquisition related synergies.

Fiscal 2008 Compared to Fiscal 2007

The increase in general and administrative expense for fiscal 2008 compared to fiscal 2007 was primarily attributable to increased compensation and stock-based compensation of $20.9 million associated with our 2008 acquisitions. An additional $5.1 million increase in general and administrative expenses related to temporary employees and professional services in order to support the incremental requirements resulting from our growth from acquisitions, and $3.6 million related to increased third-party legal fees.

Amortization of Intangible Assets

Amortization of acquired patents and core and completed technology are included in cost of revenue and the amortization of acquired customer and contractual relationships, non-compete agreements, acquired tradenames and trademarks, and other intangibles are included in operating expenses. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefit of customer relationships are being realized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was recorded as follows (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2009	2008	2007	2008	2007

Cost of revenue	$38.4	$24.4	$13.1	57.4%	86.3%
Operating expense	77.0	58.2	24.6	32.3%	136.6%

Total amortization expense	$115.4	$82.6	$37.7	39.7%	119.1%

As a percentage of total revenue	12.1%	9.5%	6.3%

Fiscal 2009 Compared to Fiscal 2008

The increase in amortization of intangible assets for fiscal 2009, compared to fiscal 2008, was primarily attributable to the amortization of acquired customer relationship and core technology intangible assets from our acquisitions of eScription in May 2008, PSRS in September 2008, SNAPin in October 2008, and our acquisitions during the third quarter of fiscal 2009. Fiscal 2009 amortization expense also increased over fiscal 2008 due to our acquisition and licensing of certain technology from other third-parties during 2009.

Fiscal 2008 Compared to Fiscal 2007

The increase in amortization of intangible assets for fiscal 2008, compared to fiscal 2007, was primarily attributable to the amortization of acquired customer relationships and core technology from our acquisitions in fiscal 2008 and 2007, as well as new technology licensed in fiscal 2008. The amortization expense in fiscal 2008 included $3.6 million representing impairment charges recorded from our review of our ability to realize future cash flows relating to certain of our intangible assets. We did not record any impairment charges in fiscal 2007.

Based on our balance of amortizable intangible assets as of September 30, 2009, and assuming no impairment or reduction in expected lives, we expect amortization of intangible assets for fiscal 2010 to be $126.2 million

In-Process Research and Development

In fiscal 2008, we recorded in-process research and development charges of $2.6 million in connection with our acquisition of PSRS. We did not have any in-process research and development charges for any other acquisitions completed in fiscal 2009, 2008 or 2007. The value assigned to in-process research and development was determined using an income approach by estimating the costs to develop the acquired technologies into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. The rates utilized to discount the net cash flows to their present value were based on a number of factors, including our estimated costs of capital. Due to the nature of the forecasts and the risks associated with the projected growth and profitability of these projects, discount rates of 25% to 35% were considered appropriate.

Restructuring and Other Charges (Credits), Net

For fiscal 2009, we recorded restructuring and other charges of $5.4 million, composed primarily of $5.3 million related to the elimination of approximately 220 personnel across multiple functions within our company.

For fiscal 2008, we recorded restructuring and other charges of $7.0 million, of which $4.2 million related to the elimination of approximately 155 personnel across multiple functions, $1.4 million related to a non-recurring, adverse ruling arising from a vendor’s claims of underpayment of historical royalties for technology discontinued in 2005 and $1.4 million related to the consolidation or elimination of excess facilities.

The following table sets forth the activity relating to the restructuring accruals in fiscal 2009, 2008 and 2007 (in millions):

	Personnel	Facilities
	Related	Costs	Other	Total

Balance at October 1, 2006	$0.4	$0.5	$—	$0.9
Restructuring and other charges (credits), net	(0.1)	—	—	(0.1)
Cash payments	—	(0.5)	—	(0.5)

Balance at September 30, 2007	0.3	—	—	0.3
Restructuring and other charges (credits), net	4.2	1.4	1.4	7.0
Cash payments	(4.2)	(0.6)	—	(4.8)

Balance at September 30, 2008	0.3	0.8	1.4	2.5
Restructuring and other charges (credits), net	5.3	0.1	—	5.4
Cash payments	(5.0)	(0.6)	(1.4)	(7.0)

Balance at September 30, 2009	$0.6	$0.3	$—	$0.9

Other Income (Expense), Net

The following table shows other income (expense), net in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2009	2008	2007	2008	2007

Interest income	$3.6	$8.0	$6.0	(55.0)%	33.3%
Interest expense	(40.1)	(55.2)	(36.5)	(27.4)%	51.2
Other income (expense), net	7.2	(1.0)	—	820%	—

Total other income (expense), net	$(29.3)	$(48.2)	$(30.5)

As a percentage of total revenue	(3.1)%	(5.6)%	(5.1)%

Fiscal 2009 Compared to Fiscal 2008

The change in other income (expense), net for fiscal 2009, as compared to fiscal 2008, was primarily driven by gains on foreign currency forward contracts. During the three months ended December 31, 2008, we entered into foreign currency forward contracts to manage exposure on our Euro-denominated deferred acquisition payment obligation of €44.3 million related to our acquisition of PSRS. The deferred acquisition payment was paid on October 22, 2009. These foreign currency contracts were not designated as hedges and changes in fair value of these contracts were reported in net earnings as other income (expense). For fiscal 2009, we recorded a net $8.0 million gain as other income related to these contracts and the related Euro-denominated obligation. In addition, gains on other derivative instruments of $2.3 million were partially offset by a $1.2 million impairment charge taken on our cost method investment in a non-public company during the period. Interest income was lower in fiscal 2009 due to lower prevailing market interest rates. Interest expense was similarly lower during fiscal 2009 driven by a decrease in the prevailing average interest rates during the year related to our variable-interest rate borrowings.

Fiscal 2008 Compared to Fiscal 2007

The increase in interest income for fiscal 2008 compared to fiscal 2007 was primarily due to higher cash balances, partially offset by lower interest rates during fiscal 2008 compared to fiscal 2007. The increase in interest expense was mainly due to the increase in our term loan borrowings and the $250.0 million convertible debentures that we issued in August 2007. Included in interest expense was $5.2 million in fiscal 2008 and $4.2 million in fiscal 2007 of non-cash interest expense mainly related to imputed interest in association with certain lease obligations included in our accrued business combination costs and accrued restructuring charges, and the amortization of debt issuance costs and unamortized discount associated with our debt. Other income (expense), net principally consisted of foreign exchange gains (losses) as a result of the changes in foreign exchange rates on certain of our foreign subsidiaries who have transactions denominated in currencies other than their functional currencies, as well as the remeasurement of certain of our intercompany balances.

Provision for Income Taxes

The following table shows the provision for income taxes and the effective income tax rate (in thousands of dollars, except percentages):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2009 vs	2008 vs
	2009	2008	2007	2008	2007

Income tax provision	$40.4	$14.6	$22.5	176.7%	(35.1)%

Effective income tax rate	143.3%	(93.8)%	265.1%

Fiscal 2009 Compared to Fiscal 2008

Our effective income tax rate was 143.3% and (93.8)% for fiscal 2009 and 2008, respectively. The increase in the rate was due primarily to the increase in our valuation allowance with respect to certain deferred tax assets. This was partially offset by an $8.0 million charge recorded in the first quarter of fiscal 2009 upon our election to treat the eScription acquisition as an asset purchase. This charge in fiscal 2009 represented the reversal of tax benefits associated with a Massachusetts state tax law enactment recorded in the fourth quarter of fiscal 2008 when the eScription acquisition was treated as a stock purchase

Fiscal 2008 Compared to Fiscal 2007

The effective income tax rate was (93.8)% and 265.1% for fiscal 2008 and 2007, respectively. The decrease in the effective tax rate was due primarily to the $20.4 million tax benefit associated with the enactment of the Massachusetts state tax law enactment, which impacted the tax rate applied to certain deferred tax liabilities associated with intangible assets and results in these liabilities being taxed at a lower effective tax rate when reversed in future periods. This benefit was partially offset by changes in the valuation allowance with respect to certain deferred tax assets.

Our utilization of deferred tax assets that were acquired in a business combination (primarily net operating loss carryforwards) will reduce goodwill, intangible assets, and to the extent remaining, the provision for income taxes, until our adoption of the business combination accounting guidance in ASC 805 on October 1, 2009; after which time the reductions in the allowance, if any, will be recorded as a tax benefit in the statement of operations. Our establishment of new deferred tax assets as a result of operating activities requires the establishment of valuation allowances based upon “more likely than not” realization criteria. The establishment of a valuation allowance relating to operating activities is recorded as an increase to tax expense.

Our tax provision also includes state and foreign tax expense, which is determined on either a legal entity or separate tax jurisdiction basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $527.0 million as of September 30, 2009, an increase of $265.5 million as compared to $261.5 million as of September 30, 2008. Our working capital was $376.6 million as of September 30, 2009 as compared to $133.5 million as September 30, 2008. As of September 30, 2009, our total accumulated deficit was $247.3 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents on-hand are sufficient to meet our operating needs for at least the next twelve months.

Cash provided by operating activities

Fiscal 2009 compared to Fiscal 2008

Cash provided by operating activities for fiscal 2009 was $258.7 million, an increase of $62.5 million, or 32%, as compared to cash provided by operating activities of $196.2 million for fiscal 2008. The increase was primarily driven by the following factors:

•	an increase in cash from accounts payable and accrued expenses of $47.8 million primarily attributable to the timing of cash payments under our normal operating cycles;

•	an increase in cash resulting from a decrease in net loss, exclusive of non-cash adjustment items, of approximately $65.7 million mainly attributable to improvement in our operating margins, as well as the decrease in cash interest expense on our variable rate debt attributable to lower variable interest rates during fiscal 2009;

•	a decrease in cash of $10.1 million from prepaid expenses and other assets attributable to individually insignificant fluctuations in prepaid expenses related to our normal operations; and

•	a decrease in cash of $28.5 million from accounts receivable primarily attributable to the significant collection of acquired unbilled accounts receivable during fiscal 2008 and the timing of cash collections.

Fiscal 2008 compared to Fiscal 2007

Cash provided by operating activities for fiscal 2008 was $196.2 million, an increase of $89.8 million, or 84%, as compared to cash provided by operating activities of $106.4 million for fiscal 2007. The net increase was primarily driven by the following factors:

•	a decrease in cash from accounts payable and accrued expenses of $46.2 million, primarily attributable to the timing of cash payments under our normal operating cycles;

•	an increase in cash resulting from a decrease in our net loss, exclusive of non-cash adjustment items, of approximately $46.7 million mainly attributable to improvements in our operating margins, offset by an increase in cash interest expense resulting from our term loan and convertible notes being outstanding for the full fiscal 2008;

•	an increase in cash of $9.3 million resulting from increased deferred revenue; and

•	an increase in cash of $76.3 million from accounts receivable primarily attributable to the significant collection of acquired unbilled accounts receivable and the timing of cash collections during fiscal 2008.

Cash used in investing activities

Fiscal 2009 compared to Fiscal 2008

Cash used in investing activities for fiscal 2009 was $184.6 million, a decrease of $261.5 million, or 59%, as compared to cash used in investing activities of $446.1 million for fiscal 2008. The net decrease was primarily driven by the following factors:

•	a decrease in cash payments related to acquisitions of $293.4 million, primarily driven by the cash payment of $330.9 million to acquire eScription in May 2008; and

•	an increase of $29.4 million in cash payments to acquire speech-related patent portfolios and a royalty-free paid-up perpetual license to speech-related source code.

Fiscal 2008 compared to Fiscal 2007

Cash used in investing activities for fiscal 2008 was $446.1 million, a decrease of $131.6 million, or 23%, as compared to cash used in investing activities of $577.7 million for fiscal 2007. The decrease was primarily driven by the following factors:

•	a decrease of $171.8 million in cash payments related to acquisitions, primarily driven by the cash payments of $469.5 million for Tegic and VoiceSignal in fiscal 2007 compared to $330.9 million to acquire eScription in fiscal 2008; and

•	an increase of $29.0 million in cash payments for third party licenses and capitalized patent defense costs.

Cash provided by financing activities

Fiscal 2009 compared to Fiscal 2008

Cash provided by financing activities for fiscal 2009 was $189.4 million, a decrease of $137.7 million, or 42%, as compared to cash provided by financing activities of $327.1 million for fiscal 2008. The change was primarily driven by the following factors:

•	a decrease of $135.0 million in cash proceeds from the sale of our common stock. During fiscal 2009, we sold 17.4 million shares of our common stock and warrants to purchase 3.9 million shares of our common stock for net proceeds of $175.1 million as compared to a sale of 19.2 million shares of our common stock and warrants to purchase 3.7 million shares of our common stock for net proceeds of $330.6 million during fiscal 2008;

•	a decrease of $6.6 million in cash payments to net share settle employee equity awards, due to a decrease in the intrinsic value of the shares vested as a result of the overall decrease in our stock price in fiscal 2009 as compared to fiscal 2008; and

•	a decrease of $8.3 million in cash proceeds from the issuance of common stock upon exercise of employee stock options and pursuant to our employee stock purchase plan, due to a decrease in the number of options exercised during fiscal 2009 as compared to fiscal 2008.

Fiscal 2008 compared to Fiscal 2007

Cash provided by financing activities for fiscal 2008 was $327.1 million, a decrease of $214.4 million, or 40%, as compared to cash provided by financing activities of $541.5 million for fiscal 2007. The change was primarily driven by the following factors:

•	an increase of $330.6 million in cash proceeds from the sale of our common stock. During fiscal 2008, we sold 19.2 million shares of our common stock and warrants to purchase 3.7 million shares of our common stock for net proceeds of $330.6 million. There were no corresponding issuances of common stock during fiscal 2007;

•	a decrease of $551.4 million in cash received from new borrowings. In fiscal 2007, we received proceeds from our Credit Facility and the issuance of our 2.75% Convertible Senior Debentures, while we did not raise any significant funds through borrowings in fiscal 2008; and

•	an increase of $18.7 million related to deferred acquisition payments made in fiscal 2007 for an acquisition consummated in fiscal 2005., and not made in fiscal 2008. We did not make any deferred payments of this nature in fiscal 2008.

Credit Facilities and Debt

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. As of September 30, 2009 and 2008, the ending unamortized discount was $5.2 million and $6.3 million, respectively, and the ending unamortized deferred debt issuance costs were $0.7 million and $0.8 million, respectively. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2009, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Credit Facility

We have a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of September 30, 2009, $650.3 million remained outstanding under the term loans, there were $16.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2009, we were in compliance with the covenants under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on our leverage ratio. The applicable margin for revolving loan borrowings under the Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon our leverage ratio. As of September 30, 2009, our applicable margin for the term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2009, the commitment fee rate was 0.375% and the effective interest rate was 2.27%.

We capitalized debt issuance costs related to the Credit Facility and are amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of September 30, 2009 and 2008, the ending unamortized deferred financing fees were $7.7 million and $10.0 million, respectively, and are included in other assets in the accompanying consolidated balance sheet.

The Credit Facility is subject to repayment in four equal quarterly installments of 1% per annum ($6.7 million per year, not including interest, which is also payable quarterly), and an annual excess cash flow sweep, as defined in the Credit Facility, which is payable beginning in the first quarter of each fiscal year, beginning in fiscal 2008, based on the excess cash flow generated in the previous fiscal year. No payment under the excess cash flow sweep provision was due in the first quarter of either fiscal 2009 or fiscal 2010 as there was no excess cash flow generated in either of the respective prior fiscal years. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (in thousands):

Year Ending September 30,	Amount

2010	$6,700
2011	6,700
2012	6,700
2013	630,163

Total	$650,263

Our obligations under the Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. The Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of our domestic subsidiaries and 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of first-tier foreign subsidiaries, all our material tangible and intangible assets and those of the guarantors, and any present and future intercompany debt. The Credit Facility also contains provisions for mandatory prepayments of outstanding term loans upon receipt of the following, and subject to certain exceptions: 100% of net cash proceeds from asset sales, 100% of net cash proceeds from issuance or incurrence of debt, and 100% of extraordinary receipts. We may voluntarily prepay borrowings under the Credit Facility without premium or penalty other than breakage costs, as defined with respect to LIBOR-based loans.

We believe that cash flows from future operations in addition to cash and cash equivalents on hand will be sufficient to meet our working capital, investing, financing and contractual obligations and the contingent payments for acquisitions, if any are realized, as they become due for at least the next twelve months. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenue, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on terms that may be less favorable.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

The following table outlines our contractual payment obligations as of September 30, 2009 (in millions):

	Payments Due by Fiscal Year Ended September 30,
			2011	2013
Contractual Obligations	Total	2010	and 2012	and 2014	Thereafter

Credit Facility(2)	$650.3	$6.7	$13.4	$630.2	$—
2.75% Convertible Senior Debentures(1)	250.0	—	—	250.0	—
Interest payable under Credit Facility(2)	50.8	14.7	29.0	7.1	—
Interest payable under 2.75% Convertible Senior Debentures(3)	34.5	6.9	13.8	13.8	—
Lease obligations and other liabilities:					—
Operating leases	118.2	18.4	33.1	27.5	39.2
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions(4)	8.6	4.2	4.0	0.4	—
Pension, minimum funding requirement(5)	6.8	1.4	2.7	2.7	—
Purchase commitments(6)	1.9	1.9	—	—	—
Other long-term liabilities assumed(7)	47.7	13.5	26.3	4.6	3.3

Total contractual cash obligations	$1,168.8	$67.7	$122.3	$936.3	$42.5

(1)	Holders of the 2.75% Senior Convertible Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly under the Credit Facility, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate as of September 30, 2009 related to the Credit Facility excluding the effect of our interest rate swaps.

(3)	Interest is due and payable semi-annually under the 2.75% convertible senior debentures.

(4)	Obligations include contractual lease commitments related to facilities that were part of restructuring plans entered into in fiscal 2005, 2008 and 2009. As of September 30, 2009, total gross lease obligations are $3.0 million and are included in the contractual obligations herein. The remaining $5.6 million in obligations represent contractual lease commitments associated with the implemented plans to eliminate duplicate facilities in conjunction with our acquisitions. As of September 30, 2009, we have subleased certain of the facilities to unrelated third parties with total sublease income of $3.0 million through fiscal 2013.

(5)	Our U.K. pension plan has a minimum funding requirement of £859,900 ($1.4 million based on the exchange rate at September 30, 2009) for each of the next 5 years, through fiscal 2014.

(6)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(7)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessor companies prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs related to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $47.7 million. As of September 30, 2009, we have sub-leased certain of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $14.5 million, which ranges from $1.5 million to $3.2 million on an annualized basis through 2016.

As a result of our adoption of FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), now referred to as ASC 740-10, on October 1, 2007, our gross liability for unrecognized tax benefits was approximately $2.5 million. The gross liability as of September 30, 2009 was

$12.1 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that approximately $1.1 million of this amount may be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

Contingent Liabilities and Commitments

In connection with certain of our acquisitions, we have agreed to make contingent cash payments to the former shareholders of certain of the acquired companies. The following represents the contingent cash payments that we may be required to make.

In connection with our acquisition of SNAPin, we agreed to make contingent earn-out payments of up to $45.0 million in cash, to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. Additionally, we would be required to issue earn-out consideration to SNAPin option holders. This option earn-out consideration, if earned, is payable at our sole discretion in cash, stock or additional options to purchase common stock. The total value of this option earn-out consideration may aggregate up to $2.5 million, which will be recorded as compensation expense over the service period, if earned. These earn-out payments, if any would be payable upon the final measurement of the performance targets. As of September 30, 2009, we have recorded approximately $12.9 million related to the contingent earn-out provisions as additional purchase price.

In connection with our acquisition of PSRS, a deferred cash payment of €44.3 million ($64.6 million based on the exchange rate as of September 30, 2009) was due per the asset purchase agreement on September 21, 2009. We paid the deferred acquisition payment on October 22, 2009. The purchase price was finalized in November 2009 based on a final working capital adjustment agreed between us and the former shareholder of PSRS, reducing the final purchase price by €1.4 million ($2.1 million based on exchange rate at September 30, 2009), reflective of the amount agreed to be paid to us by the former shareholder of PSRS.

In connection with our acquisition of Multi-Vision, we agreed to make contingent earn-out payments of up to $15.0 million, payable in stock, or cash, solely at our discretion, relating to certain provisions as described in the share purchase agreement. Two-thirds of the earn-out is conditioned on performance targets and continued employment; accordingly, up to $10.0 million of any earn-out payments that become payable will be recorded to compensation expense, and up to $5.0 million, the portion of the prospective earn-out attributable solely to performance targets, will be recorded as additional purchase price and allocated to goodwill. As of September 30, 2009, we have not recorded any obligation or compensation expense relative to these measures.

In connection with our acquisition of Vocada, we agreed to make contingent earn-out payments of up to an additional $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. Payments, if any, will be made in the form of cash or shares of our common stock, at our sole discretion. We have notified the former shareholders of Vocada that the financial targets for certain periods were not achieved. The former shareholders of Vocada have requested additional information regarding this determination. We are currently in discussions with the former shareholders of Vocada regarding this matter. As of September 30, 2009, we have not recorded any obligation relative to these measures.

In connection with our acquisition of Commissure, we agreed to make contingent earn-out payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years ended September 30, 2008, 2009 and 2010, in accordance with the merger agreement. Payments, if any, may be made in the form of cash or shares of our common stock, at our sole discretion. We have notified the former shareholders of Commissure that the financial targets for fiscal year ended September 30, 2008, were not achieved and the related contingent earn-out payment was not earned. Through September 30, 2009, we have not recorded any obligation relative to these measures.

In connection with our acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, we agreed to make contingent earn-out payments of $35.0 million upon achievement of certain established financial and performance targets, in accordance with the merger agreement. We have notified the former shareholders of Phonetic that the financial and performance targets were not achieved. Accordingly, we have not recorded any obligations relative to these measures as of September 30, 2009. The former shareholders of Phonetic have objected to this determination and have filed for arbitration.

Financial Instruments

We use financial instruments to manage our interest rate and foreign exchange risk. We follow Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, now referred to as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 (“ASC 815”), for certain designated forward contracts and interest rate swaps.

To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of September 30, 2009, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% and 2.1%, plus the applicable margin for the Credit Facility, and they expire in October 2010 and November 2010, respectively. As of September 30, 2009 and September 30, 2008, the aggregate cumulative unrealized losses related to these swaps, and a previous swap that matured on March 31, 2009, were $4.0 million and $0.9 million, respectively.

On December 31, 2008, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars. These contracts expired in September 2009 and were designated as cash flow hedges. The impact of these settled contracts on results of operations and other comprehensive income are detailed in the Notes to our Consolidated Financial Statements. We have no foreign currency contracts designated as cash flow hedges outstanding at September 30, 2009.

We have foreign currency contracts that are not designated as hedges. Changes in fair value of foreign currency contracts not qualifying as hedges are reported in earnings as part of other income (expense), net. During the three months ended December 31, 2008, we entered into foreign currency forward contracts to offset foreign currency exposure on the deferred acquisition payment of €44.3 million related to our acquisition of PSRS, resulting in a net gain of $8.0 million in other income (expense).

In June 2009, we acquired certain intangible assets and issued 1,809,353 shares of our common stock, valued at $25.0 million, as part of the total consideration. We also issued an additional 315,790 shares of our common stock, valued at $4.5 million, in June 2009 as a prepayment for professional services. These shares issued are subject to security price guarantees which are accounted for as derivatives, and are being accounted for separately from their host agreements due to the determination that such instruments would not be considered equity instruments if freestanding. The security price guarantees require a payment from, either, us to the third party or from the third party to us based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. For the fiscal year ended September 30, 2009, increases in fair value of $2.3 million related to these security price guarantees are reported in earnings as non-operating income within other income (expense), net.

In October 2009, we entered into a five-year joint research collaboration with a third party and made payments related to the first year of service consisting of 1,047,120 shares of our common stock valued at $16.0 million. These shares issued are subject to security price guarantees of the same nature as those described above.

Pension Plans

We assumed the assets and obligations related to certain significant defined benefit pension plans in connection with our acquisition of Dictaphone, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. These two pension plans are closed to new participants. These plans require periodic cash contributions. The Canadian plan is fully funded and expected to remain fully funded during fiscal 2010, without additional funding by us. In fiscal 2009, total cash funding for the UK pension plan was $1.3 million. For the UK pension plan, we have a minimum funding requirement of £859,900 (approximately $1.4 million based on the exchange rate at September 30, 2009) for each of the next five years, through fiscal 2014.

Off-Balance Sheet Arrangements

Through September 30, 2009, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts and returns; accounting for patent legal defense costs; the costs to complete the development of custom software applications; the valuation of goodwill, intangible assets and tangible long-lived assets; accounting for business combinations; share-based payments; valuation of derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. Our management bases its estimates on historical experience, market participant fair value considerations and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments.

Revenue Recognition.  We derive revenue from the following sources: (1) software license agreements, including royalty and other usage-based arrangements, (2) post-contract customer support, (3) fixed and variable fee hosting arrangements and (4) professional services. Our revenue recognition policies for these revenue streams are discussed below.

The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of the related software or technology or has the contractual right to take possession of the software or technology at its sole discretion and without undue economic cost or burden. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. We recognize revenue from the sale or license of software products and licensing of technology when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable. Vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged by the company when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. We have, in general, established VSOE of fair value of our post-contract customer support (“PCS”), professional services, and training.

Revenue from royalties on sales of our software products by original equipment manufacturers (“OEMs”), where no services are included, is recognized in the quarter earned so long as we have been notified by the OEM that such royalties are due, and provided that all other revenue recognition criteria are met.

Software arrangements generally include PCS, which includes telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, typically for one to three years. Revenue from PCS is recognized ratably on a straight-line basis over the term that the maintenance service is provided.

Non-software revenue, such as arrangements containing hosting services where the customer does not take possession of the software at the outset of the arrangement and has no contractual right to do so, is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable and (iv) collectibility is reasonably assured.

For revenue arrangements with multiple elements that are not considered to be software or software-related, we allocate an arrangement’s fees into separate units of accounting based on fair value. We generally support fair value of our deliverables based upon the prices we charge when we sell similar elements separately.

Revenue from products offered on a subscription and/or hosted, on-demand basis is recognized in the period the services are provided, based on a fixed minimum fee and/or variable fees based on the volume of activity. Variable subscription and hosting revenue is recognized as we are notified by the customer or through management reports that such revenue is due, provided that all other revenue recognition criteria are met.

Set-up fees from arrangements containing hosting services, as well as the associated direct and incremental costs, are deferred and recognized ratably over the longer of the contractual lives, or the expected lives of the customer relationships.

When we provide professional services considered essential to the functionality of the software, we recognize revenue from the professional services as well as any related software licenses on a percentage-of-completion basis whereby the arrangement consideration is recognized as the services are performed as measured by an observable input. In these circumstances, we separate license revenue from professional service revenue for income statement presentation by classifying the fair value of professional service revenue as professional service revenue and the residual portion as license revenue. We generally determine the percentage-of-completion by comparing the labor hours incurred to-date to the estimated total labor hours required to complete the project. We consider labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

When products are sold through distributors or resellers, title and risk of loss generally passes upon shipment, at which time the transaction is invoiced and payment is due. Shipments to distributors and resellers without right of return are recognized as revenue upon shipment, provided all other revenue recognition criteria are met. Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. We cannot estimate historical returns from these distributors and resellers; and therefore, cannot use such estimates as the basis upon which to estimate future sales returns. As a result, we recognize revenue from sales to these distributors and resellers when the products are sold through to retailers and end-users.

When products are sold directly to end-users, we make an estimate of sales returns based on historical experience. The provision for these estimated returns is recorded as a reduction of revenue and accounts receivable at the time that the related revenue is recorded. If actual returns differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known.

When maintenance and support contracts renew automatically, we provide a reserve based on historical experience for contracts expected to be cancelled for non-payment. All known and estimated cancellations are recorded as a reduction to revenue and accounts receivable.

We record consideration given to a reseller as a reduction of revenue to the extent we have recorded cumulative revenue from the customer or reseller. However, when we receive an identifiable benefit in exchange for the consideration, and can reasonably estimate the fair value of the benefit received, the consideration is recorded as an operating expense.

We record reimbursements received for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to transportation, lodging and meals.

We record shipping and handling costs billed to customers as revenue with offsetting costs recorded as cost of revenue.

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

Business Combinations.  We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development as of the business combination date. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of intangible assets;

•	expected costs to complete any in-process research and development projects;

•	estimated fair market values of legal performance commitments to customers, assumed from the acquiree under existing contractual obligations (classified as deferred revenue) at the date of acquisition;

•	estimated fair market values of stock awards assumed from the acquiree that are included in the purchase price;

•	estimated value of restructuring liabilities to reorganize the acquiree’s pre-acquisition operations;

•	probability of required payment under contingent consideration provisions;

•	estimated income tax assets and liabilities assumed from the acquiree; and

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

In fiscal 2010, we will adopt the business combinations accounting guidance in FASB ASC 805 [formerly referred to as SFAS No. 141(Revised), Business Combinations (SFAS 141R)]. Refer to Recently Issued Accounting Standards below for additional information

While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Generally, with the exception of unresolved income tax matters, subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. For changes in the valuation of intangible assets between preliminary and final purchase price allocation, the related amortization is adjusted on a prospective basis.

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

In connection with the purchase price allocations for our acquisitions, we estimate the fair market value of legal performance commitments to customers, which are classified as deferred revenue. The estimated fair market value of these obligations is determined and recorded as of the acquisition date.

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

Goodwill, Intangible and Other Long-Lived Assets and Impairment Assessments.  We have significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are licensed technology, patents and core technology, completed technology, customer relationships, fixed assets and tradenames. All finite-lived intangible assets are amortized based upon patterns in which the economic benefits are expected to be utilized. The values of intangible assets determined in connection with a business combination, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of intangible and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Goodwill and indefinite-lived intangible assets are assessed for potential impairment at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors we consider important, which could trigger an impairment of such assets, include the following:

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

We test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist. The impairment test for goodwill and intangible assets with indefinite lives compares the fair value of identified reporting unit(s) to its (their) carrying amount to assess whether such assets are impaired. We have determined that beginning in fiscal 2009, we have three reporting units based on the evolution during the current fiscal year of the level of information provided to, and review thereof, by our core market management. Our three reporting units correspond to our three core market groups. Prior to fiscal 2009, we concluded that we only had one reporting unit based on the same criteria. The estimated fair values of the reporting units for the annual goodwill impairment test were determined based on estimates of those reporting units’ enterprise values as if they were standalone operations as a function of trailing-twelve-month (“TTM”) revenues and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as compared to companies comparable to each of the reporting units on a standalone basis. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, including goodwill, to the reporting units and an apportionment method based on relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. Certain corporate assets that are not instrumental to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units were excluded from the reporting units’ carrying values. Key estimates and judgments inherent to the analysis were the determination of TTM revenue and EBITDA multiples used in estimating the fair values of the reporting units and the allocation methods used to determine the carrying values of the reporting units. Intangible assets with indefinite lives are not amortized, but are required to be evaluated periodically to ensure that their current fair value exceeds the stated book value. Based on our assessments, we have not had any impairment charges during our history as a result of our impairment evaluation of goodwill and other indefinite-lived intangible assets. Significant adverse changes in our future revenues and/or adjusted EBITDA results, or significant degradation in the enterprise values of comparable companies within our core markets, could result in the determination that all or a portion of our goodwill is impaired. However, as of our fiscal 2009 annual impairment assessment date, our estimated fair values of our reporting units significantly exceeded their carrying values.

We periodically review long-lived assets other than goodwill or indefinite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset or asset group. Asset groups utilized in this analysis are identified as the lowest level grouping of assets for which largely independent cash flows can be identified. If impairment is indicated, the asset or asset group is written down to its estimated fair value.

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

Accounting for Share-Based Payments.  We account for share-based awards to employees and directors, including grants of employee stock options, purchases under employee stock purchase plans, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”) through recognition of the fair value of the share-based awards as a charge against earnings in the form of stock-based compensation expense. We recognize stock-based compensation expense over the requisite service period. The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.” Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes.  Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We do not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which we consider to be indefinitely reinvested outside of the U.S.

We make judgments regarding the realizability of our deferred tax assets. The balance sheet carrying value of our net deferred tax assets is based on whether we believe that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies.

Valuation allowances have been established for U.S. deferred tax assets, which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination or created as a result of share-based payments or other equity transactions where prevailing guidance requires the change in valuation allowance to be traced forward. The recognition of the portion of the valuation allowance which relates to net deferred tax assets resulting from share-based payments or other qualifying equity transactions will be recorded as additional paid-in-capital; the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination will reduce goodwill, intangible assets, and to the extent remaining, the provision for income taxes, until our adoption of the business combination accounting guidance in ASC 805 on October 1, 2009; after which time the reductions in the allowance, if any, will be recorded as a benefit in the statement of operations.

We establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. Under the comprehensive model, reserves are established when we have determined that it is more likely than not that a tax position will or will not be sustained and at the greatest amount for which the result is more likely than not.

Loss Contingencies.  We are subject to legal proceedings, lawsuits and other claims relating to labor, service and other matters arising in the ordinary course of business, as discussed in Note 19 of Notes to our Consolidated Financial Statements. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2009, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1, which has not yet been codified in the FASB Accounting Standards Codification (“the Codification” or “ASC”), supersedes EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, now referred to as ASC 605-25-50-1. EITF 08-1 eliminates the residual method of accounting for non-software arrangements, as well as the associated requirements for establishing vendor objective evidence of fair value. The residual method is replaced in EITF 08-1 by the estimated selling price method whereby revenue in a multiple-element arrangement is allocated to each element based on its estimated selling price. Estimating selling price is established through a hierarchy starting with vendor-specific objective evidence (“VSOE”) of fair value, following by third-party evidence, and lastly by any reasonable, objective estimate of the selling price were the element to be sold on a standalone basis. Estimates of selling price must consider both entity-specific factors and market conditions. EITF 08-1 is applied prospectively to all revenue transactions entered into, or materially modified, after June 15, 2010. Early adoption is permitted if adopted as of the beginning of an entity’s fiscal year and no prior interim period financial statements from that fiscal year have already been issued or the entity retrospectively applies the provisions of this EITF issue to its previously-issued current fiscal year interim financial statements. We currently do not expect that the adoption of EITF 08-1 will have a material impact on our consolidated financial statements.

In September 2009, the EITF ratified EITF Issue No. 09-3, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (“EITF 09-3”). EITF 09-3, which has not yet been codified in the Codification, applies to multiple-element arrangements that contain both software and hardware elements, and amends the scope of AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), now referred to as ASC 985-605, to exclude tangible products containing software and non-software components that together function to deliver the product’s essential functionality from the scope of ASC 985-605. EITF 09-3 is applied prospectively to all revenue transactions entered into, or materially modified, after June 15, 2010. Early adoption is permitted only when EITF 08-1 is also early adopted as of the same period. We are currently evaluating the potential impact of EITF 09-3 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), now referred to as ASC 105-10, Generally Accepted

Accounting Principles. This standard establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have included references to the Codification, where appropriate, in our consolidated financial statements and throughout this annual report on Form 10-K.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), now referred to as ASC 855-10. ASC 855-10 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of ASC 855-10 for subsequent-events accounting and disclosure are not significantly different from those in existing auditing standards, which we have historically followed for financial reporting purposes. As a result, we do not believe this standard had any material impact on our financial statements. We have evaluated subsequent events through the date of issuance of these consolidated financial statements, which is November 23, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, now referred to as ASC 825-10. ASC 825-10 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10 was effective for interim periods ending after June 15, 2009. We adopted ASC 825-10 in our third quarter fiscal 2009, and it had no material impact on our third quarter financial statements.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”), the guidance from which is included in ASC 805. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. This FSP is effective for the fiscal years beginning after December 15, 2008. As this FSP essentially reinstates to SFAS No. 141 (Revised), Business Combinations (“SFAS 141R”), now referred to as ASC 805, the guidance for accounting for acquired contingencies from SFAS No. 141, we do not believe FSP 141R-1 will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, now referred to as ASC 820-10. ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities under ASC 820 (formerly known as SFAS No. 157, Fair Value Measurements) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. ASC 820 is effective for interim and annual periods ending after June 15, 2009. We adopted this FSP effective April 1, 2009 and such adoption has not had a material impact on our financial statements, nor do we expect it to in future periods.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, now referred to as ASC 350-30-25-5. ASC 350-30-25-5 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, they must be recognized at fair value in accordance with ASC 805 and ASC 820. Defensive intangible assets recognized are required to be amortized over the estimated period during which an acquirer expects to receive benefit from preventing its competitors from obtaining access to the intangible asset. ASC 350-30-25-5 is effective for fiscal years beginning on or after December 15, 2008. The effect of adopting ASC 350-30-25-5 on our consolidated results of operations and financial condition will be largely dependent on the size and nature of any business combinations and asset acquisitions that we may complete after September 30, 2009.

In June 2008, the EITF ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, now referred to as ASC 815-40-15. ASC 815-40-15 provides guidance in assessing whether derivative instruments meet the criteria in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, now referred to as ASC 815, for being considered indexed to an entity’s own common stock. ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. We have completed our evaluation of the impact of ASC 815-40-15 and believe the impact will be immaterial based on the nature of our derivative and hedging activities.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion, now referred to as ASC 470-20. ASC 470-20 requires companies to separately account for the liability (debt) and equity (conversion option) components of convertible debt instruments that require or permit settlement in cash upon conversion in a manner that reflects the issuers’ nonconvertible debt borrowing rate at the time of issuance. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. ASC 470-20 must be applied retrospectively to all periods presented. We have completed our evaluation of the adoption of this standard. We expect the adoption of this standard to result in additional quarterly non-cash interest expense of between $1.8 million and $2.2 million from adoption through fiscal 2014.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, now referred to as ASC 350-30-65-1. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Intangible Assets, now referred to as ASC 350. ASC 350-30-65-1 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. We are continuing to evaluate the potential impact of ASC 350-30-65-1.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, now referred to as ASC 820-10-15-1A, which delays the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820-10-15-1A defers our adoption of these remaining provisions of ASC 820 to the first quarter of fiscal 2010. We do not believe the adoption of the remaining portions of ASC 820 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141R, now referred to as ASC 805. ASC 805 supersedes the previous accounting guidance related to business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of and subsequent accounting for contingent consideration, the recognition of acquired in-process research and development, the accounting for acquisition-related restructurings, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The guidance is applied prospectively from the date of acquisition with minor exception related to income tax contingencies from companies acquired prior to the adoption date. ASC 805 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. The effect of adopting ASC 805 on our consolidated results of operations and financial condition will be largely dependent on the size and nature of any business combinations that we may complete after September 30, 2009; however we expect to write-off transaction costs of approximately $2.2 million that are capitalized as of September 30, 2009 related to pending acquisitions that were not consummated prior to our adoption date of October 1, 2009.

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

Exchange Rate Sensitivity

We are exposed to changes in foreign currency exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resulting accounts receivable and accounts payable balances reflected on our balance sheet. Therefore, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the Euro, British Pound, Canadian Dollar, Japanese Yen, Indian Rupee and Hungarian Forint.

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2009 would not have a material impact on our revenue, operating results or cash flows.

Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have no foreign currency contracts designated as cash flow hedges outstanding at September 30, 2009. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was €44.3 million at September 30, 2009. Based on the nature of the transaction for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results. During fiscal 2009 and 2008, we recorded foreign exchange gains (losses) of $7.0 million and ($0.3) million, respectively.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.

At September 30, 2009, we held approximately $527.0 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio or results of operations.

At September 30, 2009, our total outstanding debt balance exposed to variable interest rates was $650.3 million. To partially offset this variable interest rate exposure, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of September 30, 2009, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200.0 million. The interest rates on these swaps are 2.7% and 2.1%, plus the applicable margin for the Credit Facility, and they expire in October 2010 and November 2010, respectively. As of September 30, 2009 and September 30, 2008, the aggregate cumulative unrealized losses related to these derivatives were $4.0 million and $0.9 million, respectively. A hypothetical change in market rates would have a significant impact on interest expense and amounts payable relating to the $450.3 million of debt that is not offset by the interest rate swaps. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding debt would increase $4.5 million per annum.

Item 8.	Financial Statements and Supplementary Data

Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. at September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), and our report dated November 25, 2009 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Boston, Massachusetts
November 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited Nuance Communication Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nuance Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nuance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2009 and our report dated November 25, 2009 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Boston, Massachusetts
November 25, 2009

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenue:
Product and licensing	$373,367	$414,360	$311,847
Professional services and hosting	411,363	305,540	165,520
Maintenance and support	165,622	148,562	124,629

Total revenue	950,352	868,462	601,996

Cost of revenue:
Product and licensing	37,255	45,746	43,162
Professional services and hosting	254,777	214,031	114,228
Maintenance and support	29,129	31,477	27,461
Amortization of intangible assets	38,390	24,389	13,090

Total cost of revenue	359,551	315,643	197,941

Gross profit	590,801	552,819	404,055

Operating expenses:
Research and development	119,434	114,986	80,024
Sales and marketing	219,226	231,244	184,948
General and administrative	112,068	105,910	75,564
Amortization of intangible assets	76,978	58,245	24,596
In-process research and development	—	2,601	—
Restructuring and other charges (credits), net	5,520	7,219	(54)

Total operating expenses	533,226	520,205	365,078

Income from operations	57,575	32,614	38,977
Other income (expense):
Interest income	3,562	8,032	5,991
Interest expense	(40,103)	(55,196)	(36,501)
Other income (expense), net	7,155	(964)	20

Income (loss) before income taxes	28,189	(15,514)	8,487
Provision for income taxes	40,391	14,554	22,502

Net loss	$(12,202)	$(30,068)	$(14,015)

Net loss per share:
Basic and diluted	$(0.05)	$(0.14)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	253,644	209,801	176,424

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2009	2008
	(In thousands, except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$527,038	$261,540
Marketable securities	—	56
Accounts receivable, less allowances for doubtful accounts of $6,833 and $6,925	199,548	203,542
Acquired unbilled accounts receivable	9,171	14,457
Inventories, net	8,525	7,152
Prepaid expenses and other current assets	51,545	28,536

Total current assets	795,827	515,283
Land, building and equipment, net	53,468	46,485
Goodwill	1,891,003	1,655,773
Intangible assets, net	706,805	585,023
Other assets	52,511	43,635

Total assets	$3,499,614	$2,846,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$6,862	$7,006
Contingent and deferred acquisition payments	91,431	113,074
Accounts payable	59,574	31,517
Accrued expenses and other current liabilities	104,819	102,099
Accrued business combination costs	12,144	9,166
Deferred maintenance revenue	84,607	80,521
Unearned revenue and customer deposits	59,788	38,381

Total current liabilities	419,225	381,764
Long-term portion of debt and capital leases	888,611	894,184
Long-term portion of accrued business combination costs	24,904	32,012
Deferred revenue, net of current portion	33,904	18,134
Deferred tax liability	56,346	46,745
Other liabilities	73,186	48,452

Total liabilities	1,496,176	1,421,291

Commitments and contingencies (Notes 3, 5, and 19)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 280,647 and 232,592 shares issued and 276,935 and 229,370 shares outstanding	281	232
Additional paid-in capital	2,254,511	1,658,512
Treasury stock, at cost (3,712 and 3,222 shares)	(16,214)	(16,070)
Accumulated other comprehensive income	7,567	12,739
Accumulated deficit	(247,338)	(235,136)

Total stockholders’ equity	2,003,438	1,424,908

Total liabilities and stockholders’ equity	$3,499,614	$2,846,199

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

								Accumulated
					Additional			Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity	Loss

Balance at October 1, 2006	3,562,238	$4,631	173,182,430	$174	$773,120	3,030,183	$(12,859)	$1,656	$(190,126)	$576,596
Issuance of common stock under employee stock-based compensation plans			6,383,051	6	30,654					30,660
Issuance of restricted stock			958,124	1	—					1
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(164,300)	(1)	(2,219)	159,554	(2,559)			(4,779)
Share-based payments					48,135					48,135
Excess tax benefit from share-based payment plans					4,172					4,172
Issuance of common stock in connection with acquisitions			14,794,848	15	227,337					227,352
Issuance of common stock to escrow agent in connection with acquisitions			1,400,091	1	(1)					—
Repurchase of shares			(261,422)	—	(3,178)					(3,178)
Issuance of common stock in connection with exercise of warrants			75,623	—	—					—
Comprehensive loss:
Net loss									(14,015)	(14,015)	$(14,015)
Unrealized losses on cash flow hedge derivatives								(355)		(355)	(355)
Foreign currency translation adjustment								9,628		9,628	9,628
Adjustment to initially apply SFAS 158, net of tax								4,050		4,050	—

Comprehensive loss											$(4,742)

Balance at September 30, 2007	3,562,238	4,631	196,368,445	196	1,078,020	3,189,737	(15,418)	14,979	(204,141)	878,267
Issuance of common stock under employee stock-based compensation plans			6,513,027	7	28,424					28,431
Issuance of restricted stock			3,315,736	3	(3)					—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(911,031)	(1)	(17,007)	32,582	(652)			(17,660)
Share-based payments					68,631					68,631
Excess tax benefit from share-based payment plans					5,200					5,200
Issuance of common stock in connection with equity offerings, net of expenses			19,158,369	19	330,398					330,417
Issuance of common stock in connection with acquisitions			6,382,809	6	132,245					132,251
Issuance of common stock to escrow agent in connection with acquisitions			1,765,017	2	(2)					—
Vested options for the purchase of common stock, assumed in connection with acquisitions					32,606					32,606
Cumulative effect of adoption of FIN 48									(927)	(927)
Comprehensive loss:
Net loss									(30,068)	(30,068)	$(30,068)
Unrealized gains on cash flow hedge derivatives								50		50	50
Foreign currency translation adjustment								3,291		3,291	3,291
Unrealized losses on pensions and other post-retirement benefits								(5,581)		(5,581)	(5,581)

Comprehensive loss											$(32,308)

Balance at September 30, 2008	3,562,238	4,631	232,592,372	232	1,658,512	3,222,319	(16,070)	12,739	(235,136)	1,424,908
Issuance of common stock under employee stock-based compensation plans			3,722,505	5	19,832					19,837
Issuance of restricted stock			2,945,149	3	(3)					—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(885,944)	(1)	(10,401)	14,654	(143)			(10,545)
Share-based payments					71,407					71,407
Excess tax benefit from share-based payment plans					733					733
Issuance of common stock in connection with financing, net of expenses			17,395,626	17	175,029					175,046
Issuance of common stock in connection with warrant exercises, net of issuance costs			4,574,718	5	20,520					20,525
Issuance of common stock in connection with acquisitions			19,196,229	19	268,669	474,558	(1)			268,687
Issuance of common stock to escrow agent in connection with acquisitions			1,106,657	1	(1)					—
Vested options for the purchase of common stock, assumed in connection with acquisitions					11,523					11,523
Payments for escrow, make-whole and earn-out settlements					38,691					38,691
Comprehensive loss:
Net loss									(12,202)	(12,202)	$(12,202)
Unrealized gains on cash flow hedge derivatives and investments								(3,103)		(3,103)	(3,103)
Foreign currency translation adjustment								729		729	729
Unrealized losses on pensions								(2,798)		(2,798)	(2,798)

Comprehensive loss											$(17,374)

Balance at September 30, 2009	3,562,238	$4,631	280,647,312	$281	$2,254,511	3,711,531	$(16,214)	$7,567	$(247,338)	$2,003,438

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net loss	$(12,202)	$(30,068)	$(14,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	18,691	16,366	12,148
Amortization of intangible assets	115,368	82,634	37,685
In-process research and development	—	2,601	—
Bad debt provision	1,823	4,173	2,449
Stock-based compensation	71,407	68,631	48,135
Gain on foreign currency forward contracts	(8,049)	—	—
Deferred tax provision	25,718	491	14,068
Other	5,450	7,007	4,634
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	33,481	62,034	(14,217)
Inventories	(1,368)	1,125	(624)
Prepaid expenses and other assets	(12,659)	(2,546)	(4,413)
Accounts payable	26,582	(11,946)	10,736
Accrued expenses and other liabilities	(5,007)	(14,251)	9,233
Deferred maintenance revenue, unearned revenue and customer deposits	(546)	9,948	603

Net cash provided by operating activities	258,689	196,199	106,422

Cash flows from investing activities
Capital expenditures	(19,512)	(17,716)	(12,656)
Payments for acquisitions, net of cash acquired	(99,120)	(392,527)	(564,295)
Payment for equity investment	(159)	(2,172)	—
Payments for capitalized patent costs and licensing agreements	(65,875)	(36,479)	(7,501)
Proceeds from maturities of marketable securities	56	2,577	5,714
Change in restricted cash balances	—	238	1,023

Net cash used in investing activities	(184,610)	(446,079)	(577,715)

Cash flows from financing activities
Payments of debt and capital leases	(6,999)	(7,771)	(6,768)
Deferred acquisition payments	—	—	(18,650)
Proceeds from credit facility and convertible debentures, net of discount and issuance costs	—	—	551,447
Proceeds from issuance of common stock and common stock warrants, net of issuance costs	195,571	330,603	—
Purchase of treasury stock	(144)	(652)	(2,559)
Repurchase of shares	—	—	(3,178)
Payments on other long-term liabilities	(9,180)	(11,379)	(11,419)
Excess tax benefits from share-based awards	733	5,200	4,172
Proceeds from issuance of common stock from employee stock options and purchase plan	19,837	28,140	30,199
Cash used to net share settle employee equity awards	(10,402)	(17,002)	(1,758)

Net cash provided by financing activities	189,416	327,139	541,486

Effects of exchange rate changes on cash and cash equivalents	2,003	(54)	1,808

Net increase in cash and cash equivalents	265,498	77,205	72,001
Cash and cash equivalents at beginning of year	261,540	184,335	112,334

Cash and cash equivalents at end of year	$527,038	$261,540	$184,335

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

Nuance Communications, Inc. (“we,” “Nuance,” or “the Company”) is a leading provider of speech, imaging and keypad solutions for businesses, organizations and consumers around the world. Our technologies, applications and services make the user experience more compelling by transforming the way people interact with devices and systems, and how they create, share and use documents. Our solutions are used every day by millions of people and thousands of businesses for tasks and services such as requesting information from a phone-based self-service solution, dictating medical records, searching the mobile Web by voice, entering a destination into a navigation system, or working with PDF documents. Our solutions help make these interactions, tasks and experiences more productive, compelling and efficient. We leverage our global professional services organization and our extensive network of partners to design and deploy innovative solutions for businesses and organizations around the globe. We market and distribute our products through a global network of resellers, including system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors, and also sell directly through a dedicated sales force and through our e-commerce website.

We were incorporated in 1992 as Visioneer, Inc. In 1999, we changed our name to ScanSoft, Inc., and changed our ticker symbol to SSFT. In October 2005, we changed our name to Nuance Communications, Inc. and changed our ticker symbol to NUAN in November 2005.

We have built a portfolio of speech solutions through both internal development and acquisitions, and expect to continue to pursue opportunities to broaden our solutions and customer base through acquisitions. Significant business acquisitions during fiscal 2009, 2008 and 2007 were as follows:

•	October 1, 2008 — SNAPin, Inc. (“SNAPin”)

•	September 26, 2008 — Philips Speech Recognition Systems GMBH, a business unit of Royal Philips Electronics (“PSRS”);

•	May 20, 2008 — eScription, Inc. (“eScription”);

•	November 26, 2007 — Viecore, Inc. (“Viecore”);

•	August 24, 2007 — Voice Signal Technologies, Inc. (“VoiceSignal”);

•	August 24, 2007 — Tegic Communications, Inc. (“Tegic”);

•	April 24, 2007 — BeVocal, Inc. (“BeVocal”); and

•	March 26, 2007 — Bluestar Resources Limited, the parent of Focus Enterprises Limited and Focus India Private Limited (collectively “Focus”).

The results of operations from the acquired businesses have been included in our consolidated financial statements from their respective acquisition dates. See Note 3 for additional disclosure related to each of these acquisitions.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments. The most important of these relate to revenue recognition; the allowance for doubtful accounts and sales returns; accounting for patent legal defense costs; the costs to develop, and estimates of the expected useful lives of, custom software applications; the valuation of goodwill, intangible assets and tangible

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-lived assets; accounting for business combinations; accounting for stock-based compensation; accounting for long-term facility obligations; the valuation of derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. We base our estimates on historical experience, market participant fair value considerations and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned domestic and foreign subsidiaries. Intercompany transactions and balances have been eliminated. The accounts, results of operations and cash flows of acquired companies are included from their respective acquisition dates.

Reclassification

Certain amounts presented in prior periods’ consolidated financial statements have been reclassified to conform to the current periods’ presentation. Proceeds from employee stock options and purchase plans and cash used to net-share settle employee equity awards are now presented as two separate line items in the consolidated Statements of Cash Flows, whereas previously they were presented within net proceeds from issuance of common stock under employee share-based payment plans. The current portion of our deferred tax asset has been included in the prepaid expenses and other current assets line item whereas previously it was presented as a separate line item.

Revenue Recognition

We derive revenue from the following sources: (1) software license agreements, including royalty and other usage-based arrangements, (2) post-contract customer support, (3) fixed and variable fee hosting arrangements and (4) professional services. Our revenue recognition policies for these revenue streams are discussed below.

The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of the related software or technology or has the contractual right to take possession of the software or technology at its sole discretion and without undue economic cost or burden. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. We recognize revenue from the sale or license of software products and licensing of technology when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable. Vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. We, in general, have established VSOE of fair value of post-contract customer support (“PCS”), professional services, and training.

Revenue from royalties on sales of our software products by original equipment manufacturers (“OEMs”), where no services are included, is recognized in the quarter earned so long as we have been notified by the OEM that such royalties are due, and provided that all other revenue recognition criteria are met.

Software arrangements generally include PCS, which includes telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, typically for one to three years. Revenue from PCS is generally recognized ratably on a straight-line basis over the term that the maintenance service is provided.

Non-software revenue, such as arrangements containing hosting services where the customer does not take possession of the software at the outset of the arrangement and has no contractual right to do so, is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable and (iv) collectibility is reasonably assured.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For revenue arrangements with multiple elements that are not considered to be software or software-related, we allocate an arrangement’s fees into separate units of accounting based on fair value. We generally support fair value of our deliverables based upon the prices we charge when we sell similar elements separately.

Revenue from products offered on a subscription and/or hosted, on-demand basis is recognized in the period the services are provided, based on a fixed minimum fee and/or variable fees based on the volume of activity. Variable subscription and hosting revenue is recognized as we are notified by the customer or through management reports that such revenue is due, provided that all other revenue recognition criteria are met.

Set-up fees from arrangements containing hosting services, as well as the associated direct and incremental costs, are deferred and recognized ratably over the longer of the contractual lives, or the expected lives of the customer relationships.

When we provide professional services considered essential to the functionality of the software, we recognize revenue from the professional services as well as any related software licenses on a percentage-of-completion basis whereby the arrangement consideration is recognized as the services are performed as measured by an observable input. In these circumstances, we separate license revenue from professional service revenue for income statement presentation by classifying the fair value of professional service revenue as professional service revenue and the residual portion as license revenue. We generally determine the percentage-of-completion by comparing the labor hours incurred to-date to the estimated total labor hours required to complete the project. We consider labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

When products are sold through distributors or resellers, title and risk of loss generally passes upon shipment, at which time the transaction is invoiced and payment is due. Shipments to distributors and resellers without right of return are recognized as revenue upon shipment, provided all other revenue recognition criteria are met. Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. We cannot estimate historical returns from these distributors and resellers to have a basis upon which to estimate future sales returns. As a result, we recognize revenue from sales to these distributors and resellers when the products are sold through to retailers and end-users.

When products are sold directly to end-users, we make an estimate of sales returns based on historical experience. The provision for these estimated returns is recorded as a reduction of revenue and accounts receivable at the time that the related revenue is recorded. If actual returns differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known.

When maintenance and support contracts renew automatically, we provide a reserve based on historical experience for contracts expected to be cancelled for non-payment. All known and estimated cancellations are recorded as a reduction to revenue and accounts receivable.

We record consideration given to a reseller as a reduction of revenue to the extent we have recorded cumulative revenue from the customer or reseller. However, when we receive an identifiable benefit in exchange for the consideration, and can reasonably estimate the fair value of the benefit received, the consideration is recorded as an operating expense.

We record reimbursements received for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenue. Out-of-pocket expenses generally include, but are not limited to, expenses related to transportation, lodging and meals.

We record shipping and handling costs billed to customers as revenue with offsetting costs recorded as cost of revenue.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations

We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development as of the business combination date. Results of operations and cash flows of acquired companies are included from the date of acquisition. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of intangible assets;

•	expected costs to complete any in-process research and development projects;

•	estimated fair market values of legal performance commitments to customers, assumed from the acquiree under existing contractual obligations (classified as deferred revenue) at the date of acquisition;

•	estimated fair market values of stock awards assumed from the acquiree that are included in the purchase price;

•	estimated value of restructuring liabilities to reorganize the acquiree’s pre-acquisition operations;

•	probability of required payment under contingent consideration provisions;

•	estimated income tax assets and liabilities assumed from the acquiree; and

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Generally, with the exception of unresolved income tax matters, subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. For changes in the valuation of intangible assets between preliminary and final purchase price allocation, the related amortization is adjusted on a prospective basis.

In fiscal 2010, we will adopt the business combinations accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 [formerly referred to as Statement of Financial Accounting Standards (“SFAS”) No. 141(Revised), Business Combinations (“SFAS 141R”)]. Refer to Recently Issued Accounting Standards below for additional information.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but rather are required to be evaluated at least annually to ensure that their current fair value exceeds their carrying value.

The carrying amounts of these assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Our annual impairment assessment date is July 1 of each fiscal year. Goodwill is evaluated for impairment based on comparison of the fair value of our reporting units to their recorded carrying values. We have determined that beginning in fiscal 2009, we have three reporting units based on the level of information provided to, and review thereof, by our core market management. The three determined reporting units are our three core market groups. Prior to fiscal 2009, we concluded that we were comprised of only one reporting unit. The fair values of the reporting units for the annual impairment assessment were determined based on estimates of those reporting units’ enterprise values as a function

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of trailing-twelve-month (“TTM”) revenues and EBITDA as compared to companies comparable to each of the reporting units on a standalone basis. The carrying values of the reporting units were determined based on an allocation of the Company’s assets and liabilities through specific allocation of certain assets and liabilities to the reporting units and an apportionment method based on relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. Certain corporate assets that are not instrumental to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units were excluded from the reporting units’ carrying values. Indefinite-lived intangibles are evaluated for impairment through comparison of the fair value of the assets to their net book value. No impairments of goodwill or indefinite-lived intangibles have been recorded in fiscal 2009, 2008 or 2007.

Long-Lived Assets

Our long-lived assets consist principally of acquired intangible assets and land, buildings and equipment. Land, buildings and equipment are stated at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the related lease term or the estimated useful life. Costs of computer software developed or obtained for internal use are depreciated over the estimated useful life of the software. Depreciation is computed using the straight-line method. Costs of significant improvements on existing software are capitalized and amortized over the remaining useful life of the related software. Repair and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of sold or retired assets are removed from the accounts and any gain or loss is included in operations.

We include in our amortizable intangible assets those intangible assets acquired in our business and asset acquisitions, including certain technology that is licensed from third parties. We amortize acquired intangible assets with finite lives over the estimated economic lives of the assets, generally using the straight-line method except where the pattern of the expected economic benefit is readily identifiable, primarily customer relationship intangibles, whereby amortization follows that pattern. Each period, we evaluate the estimated remaining useful life of acquired and licensed intangible assets, as well as land, buildings and equipment, to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization.

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the assets plus net proceeds expected from disposition of the assets, if any, are less than the carrying value of the assets. If an asset or asset group is deemed to be impaired, the amount of the impairment loss, if any, represents the excess of the asset or asset group’s carrying value compared to its estimated fair value.

We conducted a long-lived asset impairment analysis at the beginning of the fourth quarter of fiscal 2009 and concluded that our long-lived assets were not impaired. In fiscal 2008, we recorded impairment charges of $3.9 million resulting from the identification of certain specific acquired intangible assets that were no longer being utilized or providing economic benefit, of which $0.3 million was included in cost of revenue from amortization of intangible assets, and $3.6 million was included in amortization of intangible assets within operating expenses. There were no impairment charges for long-lived assets recorded in fiscal 2007.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on hand, including money market funds and commercial paper with original maturities of 90 days or less.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities and Minority Investments

Marketable Securities:  Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Minority Investment:  We record investments in other companies where we do not have a controlling interest or significant influence in the equity investment at cost within other assets in our consolidated balance sheet.

We review all of our investments for impairment whenever estimated declines in fair value are deemed to be other-than-temporary, reducing the carrying value of such investments to their estimated fair value at that time.

Allowances against Accounts Receivable

Allowance for Doubtful Accounts:  We maintain an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable. The allowance is based upon the credit worthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Receivables are written off against these allowances in the period they are determined to be uncollectible.

Allowance for Sales Returns:  We maintain an allowance for sales returns from customers for which we have the ability to estimate returns based on historical experience. The returns allowance is recorded as a reduction in revenue and accounts receivable at the time the related revenue is recorded. Receivables are written off against the allowance in the period the return is received.

For the years ended September 30, 2009, 2008 and 2007, the allowances against accounts receivables were as follows (in thousands):

	Allowance for	Allowance for
	Doubtful Accounts	Sales Returns

Balance at October 1, 2006	$4,106	$6,304
Bad debt expenses	2,449	—
Write-offs, net of recoveries	(400)	—
Reductions (additions) made to revenue, net	—	1,019

Balance at September 30, 2007	6,155	7,323
Bad debt expenses	4,173	—
Write-offs, net of recoveries	(3,403)	—
Reductions (additions) made to revenue, net	—	(960)

Balance at September 30, 2008	6,925	6,363
Bad debt expenses	1,823	—
Write-offs, net of recoveries	(1,915)	—
Reductions (additions) made to revenue, net	—	(257)

Balance at September 30, 2009	$6,833	$6,106

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method, or market. We regularly review inventory quantities on hand and record a provision for excess and/or obsolete inventory primarily based on future purchase commitments with our suppliers, and the estimated utility of our inventory as well as other factors including technological changes and new product development.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred.

Software Development Costs

Software development costs related to software that is or will be sold or licensed externally to third-parties, or for which a substantive plan exists to sell or license such software in the future, incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. We have determined that technological feasibility is reached shortly before the general release of our software products. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed the internal costs relating to research and development when incurred.

Capitalized Patent Defense Costs

We monitor the anticipated outcome of legal actions, and if we determine that the success of the defense of a patent is probable, and so long as we believe that the future economic benefit of the patent will be increased, we capitalize external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, we write-off any capitalized costs in the period the change is determined. Upon successful defense of the patent, the amounts previously capitalized are amortized over the remaining life of the patent. As of September 30, 2009 and 2008, capitalized patent defense costs recorded in other assets totaled $6.8 million and $6.7 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are classified as sales and marketing expenses. Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. We incurred advertising costs of $15.8 million, $20.9 million and $19.2 million for fiscal 2009, 2008 and 2007, respectively.

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

We make judgments regarding the realizability of our deferred tax assets. The balance sheet carrying value of our net deferred tax assets is based on whether we believe that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies.

Valuation allowances have been established for U.S. deferred tax assets, which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination or created as a result of share-based payments or other equity transactions where prevailing guidance requires the change in valuation allowance to be traced forward through stockholders’ equity. The recognition of the portion of the valuation allowance which relates to net deferred tax assets resulting from share-based payments or other qualifying equity transactions will be recorded as additional paid-in-capital; the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination will reduce goodwill, intangible assets, and to the extent remaining, the provision for income taxes, until our adoption of the business combination accounting guidance in ASC 805 on October 1, 2009; after which time the reductions in the allowance, if any, will be recorded as a benefit in the statement of operations.

We establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. Under the comprehensive model, reserves are established when we have determined that it is more likely than not that a tax position will or will not be sustained and at the greatest amount for which the result is more likely than not.

Comprehensive Loss

Total comprehensive loss, net of taxes, was approximately $17.4 million, $32.3 million and $4.7 million for fiscal 2009, 2008 and 2007, respectively. Comprehensive loss consists of net loss, current period foreign currency translation adjustments, unrealized losses on cash flow hedge derivatives, and unrealized gains (losses) on pensions. For the purposes of comprehensive loss disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest undistributed earnings in our foreign subsidiaries permanently.

The components of accumulated other comprehensive income, reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, consisted of the following (in thousands):

	2009	2008	2007

Foreign currency translation adjustment	$15,874	$15,145	$11,854
Net unrealized losses on cash flow hedge derivatives	(3,982)	(879)	(925)
Net unrealized gains (losses) on pensions	(4,325)	(1,527)	4,050

	$7,567	$12,739	$14,979

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk principally consist of cash, cash equivalents, and trade accounts receivable. We place our cash and cash equivalents with financial institutions with high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit losses to-date. For trade accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. At September 30, 2009 and 2008, no customer accounted for greater than 10% of our net accounts receivable balance. No customer composed more than 10% of revenue for fiscal 2009, 2008 and 2007.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

Financial instruments including cash equivalents, marketable securities, investments, accounts receivable, and derivative instruments, are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. Refer to Note 11 for discussion of the fair value of our long-term debt.

Foreign Currency Translation

We have significant foreign operations and transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in other income (expense), net, in the accompanying consolidated statements of operations. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into United States dollars using period-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction gains (losses) included in net loss for fiscal 2009, 2008, and 2007 were $7.0 million, $(0.3) million, and $0.8 million, respectively.

Financial Instruments and Hedging Activities

We utilize derivative instruments in our business combination and asset acquisition arrangements, as well as to hedge specific financial risks such as interest rate and foreign exchange risk. We do not engage in speculative hedging activity. In order for us to account for a derivative instrument as a hedge, specific criteria must be met, including: (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized in other income (expense), net, in the consolidated statements of operations. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the statement of operations, in the appropriate revenue or expense caption. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings.

Accounting for Share-Based Payments

We account for share-based payments to employees and directors, including grants of employee stock options, purchases under employee stock purchase plans, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”) through recognition of the fair value of the share-based payments as a charge against earnings. We recognize stock-based compensation expense over the requisite service period. The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.”

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with the Two-Class Method. Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Net losses are not allocated to preferred stockholders. We have determined that our outstanding Series B convertible preferred stock represents a participating security and as such shares thereof are excluded from basic earnings per share.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. We allocate net income first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and restricted stock, shares held in escrow, contingently issuable shares under earn-out agreements once earned, warrants, and potential issuance of stock upon conversion of convertible debentures. On August 13, 2007, we issued $250.0 million of 2.75% convertible debentures which are considered Instrument C securities due to the fact that only the excess of the conversion value on date of conversion can be paid in our common shares; the principal portion of the conversion must be paid in cash. Therefore, only the shares of common stock potentially issuable with respect to the excess of the conversion value over its principal amount, if any, is considered as dilutive potential common shares for purposes of calculating diluted net income per share. The conversion value for the convertible debentures was less than the principal amount since its issuance date and no shares were assumed to be issued for purposes of computing the diluted net loss per share.

Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 31.6 million shares, 33.1 million shares and 26.3 million shares for the years ended September 30, 2009, 2008 and 2007, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

Recently Issued Accounting Standards

In September 2009, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1, which has not yet been codified in the FASB Accounting Standards Codification (“the Codification” or “ASC”), supersedes EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, now referred to as ASC 605-25-50-1. EITF 08-1 eliminates the residual method of accounting for non-software arrangements, as well as the associated requirements for establishing vendor objective evidence of fair value. The residual method is replaced in EITF 08-1 by the estimated selling price method whereby revenue in a multiple-element arrangement is allocated to each element based on its estimated selling price. Estimating selling price is established through a hierarchy starting with vendor-specific objective evidence of fair value, following by third-party evidence, and lastly by any reasonable, objective estimate of the selling price were the element to be sold on a standalone basis. Estimates of selling price must consider both entity-specific factors and market conditions. EITF 08-1 is applied prospectively to all revenue transactions entered into, or materially modified, after June 15, 2010. Early adoption is permitted if adopted as of the beginning of an entity’s fiscal year and no prior interim period financial statements from that fiscal year have already been issued or the entity retrospectively applies the provisions of this EITF issue to its previously-issued current fiscal year interim financial statements. We currently do not expect that the adoption of EITF 08-1 will have a material impact on our consolidated financial statements.

In September 2009, the EITF ratified EITF Issue No. 09-3, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (“EITF 09-3”). EITF 09-3, which has not yet been codified in the Codification, applies to multiple-element arrangements that contain both software and hardware elements, and amends the scope of AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, now referred to as ASC 985-605, to exclude tangible products containing software and non-software components that together function to deliver the product’s essential functionality from the scope of ASC 985-605. EITF 09-3 is applied prospectively to all revenue transactions entered into, or materially modified, after June 15, 2010. Early adoption is permitted only when EITF 08-1 is also early adopted as of the same period. We are currently evaluating the potential impact of this EITF issue on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), now referred to as ASC 105-10, Generally Accepted Accounting Principles. This standard establishes the Codification as the sole source of authoritative

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have included references to the Codification, where appropriate, in our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), now referred to as ASC 855-10. ASC 855-10 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of ASC 855-10 for subsequent-events accounting and disclosure are not significantly different from those in existing auditing standards, which we have historically followed for financial reporting purposes. As a result, we do not believe this standard had any material impact on our financial statements. We have evaluated subsequent events through the date of issuance of these consolidated financial statements, which is November 25, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, now referred to as ASC 825-10. ASC 825-10 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10 was effective for interim periods ending after June 15, 2009. We adopted ASC 825-10 in our third quarter fiscal 2009, and it had no material impact on our third quarter financial statements.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”), the guidance from which is included in ASC 805. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be reasonably estimated. This FSP is effective for the fiscal years beginning after December 15, 2008. As this FSP essentially reinstates to SFAS No. 141 (Revised), Business Combinations (“SFAS 141R”), now referred to as ASC 805, the guidance for accounting for acquired contingencies from SFAS No. 141, we do not believe FSP 141R-1 will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, now referred to as ASC 820-10. ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities under ASC 820 (formerly known as SFAS No. 157, Fair Value Measurements) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. ASC 820 is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 820-10 effective April 1, 2009 and such adoption has not had a material impact on our financial statements, nor do we expect it to in future periods.

In November 2008, the EITF ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, now referred to as ASC 350-30-25-5. ASC 350-30-25-5 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, they must be recognized at fair value in accordance with ASC 805 and ASC 820. Defensive intangible assets recognized are required to be amortized over the estimated period during which an acquirer expects to receive benefit from preventing its competitors from obtaining access to the intangible asset. ASC 350-30-25-5 is effective for fiscal years beginning on or after December 15, 2008. The effect of adopting ASC 350-30-25-5 on our consolidated results of operations and

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial condition will be largely dependent on the size and nature of any business combinations and asset acquisitions that we may complete after September 30, 2009.

In June 2008, the EITF ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, now referred to as ASC 815-40-15. ASC 815-40-15 provides guidance in assessing whether derivative instruments meet the criteria in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, now referred to as ASC 815, for being considered indexed to an entity’s own common stock. ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. We have completed our evaluation of the impact of ASC 815-40-15 and believe the impact will be immaterial based on the nature of our derivative and hedging activities.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion, now referred to as ASC 470-20. ASC 470-20 requires companies to separately account for the liability (debt) and equity (conversion option) components of convertible debt instruments that require or permit settlement in cash upon conversion in a manner that reflects the issuers’ nonconvertible debt borrowing rate at the time of issuance. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. ASC 470-20 must be applied retrospectively to all periods presented. We have completed our evaluation of the adoption of this standard. We expect the adoption of this standard to result in additional quarterly non-cash interest expense of between $1.8 million and $2.2 million from adoption through fiscal 2014.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, now referred to as FASB ASC 350-30-65-1. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Intangible Assets, now referred to as ASC 350. ASC 350-30-65-1 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. We are continuing to evaluate the potential impact of ASC 350-30-65-1.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, now referred to as ASC 820-10-15-1A, which delays the effective date of ASC 820 for non-financial assets and non-financial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820-10-15-1A defers our adoption of these remaining provisions of ASC 820 to the first quarter of fiscal 2010. We do not believe the adoption of the remaining portions of ASC 820 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141R, now referred to as ASC 805. ASC 805 supersedes the previous accounting guidance related to business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of and subsequent accounting for contingent consideration, the recognition of acquired in-process research and development, the accounting for acquisition-related restructurings, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The guidance is applied prospectively from the date of acquisition with minor exception related to income tax contingencies from companies acquired prior to the adoption date. ASC 805 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. The effect of adopting ASC 805 on our consolidated results of operations and financial condition will be largely dependent on the size and nature of any business combinations that we may complete after September 30, 2009; however we expect to write-off transaction costs of approximately $2.2 million that are capitalized as of September 30, 2009 related to pending acquisitions that were not consummated prior to our adoption date of October 1, 2009.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Acquisitions

2009 Acquisitions

Acquisition of SNAPin

On October 1, 2008, we acquired all of the outstanding capital stock of SNAPin, a developer of self-service software for mobile devices, to expand our Mobile-Enterprise offerings. The acquisition was a taxable event.

In connection with our acquisition of SNAPin, we agreed to make a contingent earn-out payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. Additionally, we would be required to issue earn-out consideration to SNAPin option holders. This option earn-out consideration, if earned, is payable at our sole discretion, in cash, stock or additional options to purchase common stock. The total value of this option earn-out consideration may aggregate up to $2.5 million which will be recorded as compensation expense over the service period, if earned. These earn-out payments, if any, would be payable upon the final measurement of the performance targets. As of September 30, 2009, we have recorded approximately $12.9 million related to the contingent earn-out provisions as additional purchase price.

A summary of the purchase price allocation for the acquisition of SNAPin is as follows (in thousands):

Total purchase consideration:
Common stock(a)	$166,253
Stock options and restricted stock units assumed	11,523
Contingent earn-out consideration	12,941
Transaction costs	2,825

Total purchase consideration	$193,542

Allocation of the purchase consideration:
Current assets	$6,084
Other assets	2,972
Deferred tax asset(c)	2,327
Identifiable intangible assets	60,900
Goodwill	153,299

Total assets acquired	225,582
Current liabilities	(2,191)
Deferred tax liability(c)	(2,327)
Deferred revenue(b)	(27,522)

Total liabilities assumed	(32,040)

Net assets acquired	$193,542

(a)	Approximately 9.5 million shares of our common stock valued at $15.81 per share were issued at closing and 1.1 million shares valued at $14.11 per share were issued upon release of shares held in escrow.

(b)	We assumed significant legal performance obligations related to acquired customer contracts. We estimate the fair market value of the obligations based on expected costs we will incur to fulfill the obligation plus a normal profit margin. The fair value of the legal performance obligations remaining to be delivered on these customer contracts was approximately $53.4 million and the remaining cash to be collected on these contracts was approximately $25.9 million at the date of acquisition.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	We recorded a deferred tax liability as a result of purchase accounting associated with SNAPin. This results in an increase of the net deferred tax asset and a reduction of the corresponding valuation allowance in the consolidated group. Therefore, there is no impact on goodwill related to the deferred tax liability.

We assumed vested and unvested stock options that were converted into options to purchase 1,258,708 shares of our common stock and restricted stock units that were converted into 299,446 shares of our common stock. The fair value of the assumed vested stock options and restricted stock units as of the date of acquisition are included in the purchase price above. The fair value of the assumed vested stock options was calculated under the Black-Scholes option pricing model, with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 55.5%; average risk-free interest rate of 2.8%; and an expected term of 4.8 years. Assumed unvested stock options and restricted stock units as of the date of acquisition will be recorded as stock-based compensation expense over the requisite service period as disclosed in Note 18.

The following are the identifiable intangible assets acquired and their respective weighted average useful lives (table in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$21,200	10.8
Core and completed technology	39,000	10.0
Non-compete agreements	700	4.0

Total	$60,900

Third and Fourth Quarter Acquisitions

During the third and fourth quarters of fiscal 2009, we acquired several businesses primarily to expand our product offerings within our core markets. The pro forma effect of these acquisitions on our previously reported financial results is immaterial and is not included in our pro forma financial results as disclosed in Note 4. The results of operations of these acquisitions are included in our fiscal 2009 financial statements since their respective acquisition dates. In the aggregate, the purchase price for these acquisitions was approximately $121.2 million, net of cash assumed of $36.8 million. The gross purchase price consisted of the issuance of 6.4 million shares of our common stock valued at $80.8 million, $68.0 million in cash and $9.2 million for transaction costs. $8.9 million in cash in aggregate has been placed in escrow related to two of the acquisitions and has been excluded from the total purchase consideration until the escrow contingencies have been satisfied. In allocating the total purchase consideration for these acquisitions based on estimated fair values, we have preliminarily recorded $47.2 million of goodwill, $85.0 million of identifiable intangible assets, and $25.8 million in net assets (resulting primarily from cash assumed; acquired unbilled receivables, net of liabilities assumed including contingencies; deferred income taxes; and restructuring). We have assumed a $5.0 million tax contingency established for uncertain foreign tax positions relating to one of the acquisitions. The preliminary allocations of the purchase consideration were based upon preliminary or final valuations and our estimates and assumptions remain subject to change. Intangible assets acquired included primarily core and completed technology and customer relationships with weighted average useful lives of 9.6 years.

2008 Acquisitions

Acquisition of PSRS

On September 26, 2008, we acquired PSRS, a business unit of Royal Philips Electronics, a provider of speech recognition solutions, primarily in the European healthcare market, for total consideration of $101.8 million, consisting of: net cash consideration of €66.0 million, which equated to $96.6 million based on the exchange rate as

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the acquisition date, and transaction costs of $4.2 million. The acquisition was a taxable event. $34.4 million was paid at the acquisition date and the remaining deferred acquisition payment of €44.3 million ($64.6 million based on the exchange rate as of September 30, 2009) was due per the asset purchase agreement on September 21, 2009. We paid the deferred acquisition payment on October 22, 2009. The purchase price was finalized in November 2009 based on a final working capital adjustment agreed between us and the former shareholder of PSRS, reducing the final purchase price by €1.4 million ($2.1 million based on the exchange rate as of September 30, 2009), reflective of the amount agreed to be paid to us by the former shareholder of PSRS.

A summary of the purchase price allocation for the acquisition of PSRS is as follows (in thousands):

Total purchase consideration:
Cash	$99,006
Transaction costs	4,167

Total purchase consideration	$103,173

Allocation of the purchase consideration:
Cash	$2,374
Accounts receivable	8,223
Other assets	4,641
Identifiable intangible assets	54,099
In-process research and development	2,601
Goodwill	55,773

Total assets acquired	127,711

Accounts payable and accrued expenses	(5,757)
Other liabilities	(18,781)

Total liabilities assumed	(24,538)

Net assets acquired	$103,173

Other assets include refundable research and development credits, refundable value added tax payments, prepaid expenses and inventory. Other liabilities assumed primarily relate to deferred tax liabilities, statutory benefits due to PSRS employees and deferred revenue. The in-process research and development of $2.6 million was expensed at the time of acquisition as the related projects had not yet reached technological feasibility and it was deemed that the research and development in-progress had no alternative future uses.

The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$45,197	9.0
Core and completed technology	7,924	6.7
Tradename	978	9.0

Total	$54,099

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Multi-Vision

On July 31, 2008, we acquired all of the outstanding capital stock of Multi-Vision, a provider of technology for proactive notification which can be implemented as a hosted application or on a customer’s premises, for total purchase consideration of approximately $10.5 million, which included 0.5 million shares of our common stock valued at $15.59 per share. The acquisition was a taxable event.

We may also be required to issue up to an additional $15.0 million, payable in stock, or cash, solely at our discretion, relating to earn-out provisions as described in the share purchase agreement. Two-thirds of the earn-out is conditioned on performance targets and continued employment; accordingly, up to $10.0 million of any earn-out payments that become payable will be recorded to compensation expense, and up to $5.0 million, the portion of the prospective earn-out attributable solely to performance targets, will be recorded as additional purchase price and allocated to goodwill. As of September 30, 2009, we have not recorded any obligation or related compensation expense relative to these measures.

The purchase price allocation for the acquisition of Multi-Vision is as follows (in thousands):

Total purchase consideration:
Cash	$1,000
Common stock issued	8,348
Debt assumed	331
Transaction costs	845

Total purchase consideration	$10,524

Allocation of the purchase consideration:
Accounts receivable and acquired unbilled accounts receivable	$2,330
Other assets	1,234
Identifiable intangible assets	9,630
Goodwill	2,585

Total assets acquired	15,779

Accounts payable and accrued expenses	(1,886)
Other liabilities	(3,369)

Total liabilities assumed	(5,255)

Net assets acquired	$10,524

Other liabilities include deferred tax liabilities and deferred revenue.

The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$7,200	8.9
Core and completed technology	2,400	6.5
Non-compete	30	4.0

Total	$9,630

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of eScription

On May 20, 2008, we acquired all of the outstanding capital stock of eScription, a provider of hosted and premises-based computer-aided medical transcription solutions, for total purchase consideration of $412.1 million, which included 0.2 million shares of our common stock valued at $17.98 per share issued at closing and 0.7 million shares valued at $12.34 per share and 0.3 million shares valued at $13.77 issued in fiscal 2009 upon release of shares held in escrow. During the second quarter of fiscal 2009, we elected to treat this acquisition as an asset purchase under provisions contained in the Internal Revenue Code. See Note 21 for further discussion of this election.

A summary of the purchase price allocation for the acquisition of eScription is as follows (in thousands):

Total purchase consideration:
Cash	$354,071
Common stock issued	16,162
Stock options and restricted stock units assumed	32,606
Transaction costs	9,295

Total purchase consideration	$412,134

Allocation of the purchase consideration:
Cash	$4,520
Accounts receivable and acquired unbilled accounts receivable	9,838
Other assets	6,282
Property and equipment	2,758
Identifiable intangible assets	157,700
Goodwill	237,846

Total assets acquired	418,944

Accounts payable and accrued expenses	(4,730)
Other liabilities	(2,080)

Total liabilities assumed	(6,810)

Net assets acquired	$412,134

Other assets include prepaid expenses and other current assets. Other liabilities assumed primarily relate to deferred tax liabilities, deferred revenue and amounts accrued relating to excess facilities accrued as a component of accrued business combination costs.

We assumed vested and unvested stock options for the purchase of 2,846,118 shares of Nuance common stock, and restricted stock units that may convert to 806,044 shares of Nuance common stock, in connection with our acquisition of eScription. These stock options and restricted stock units are governed by the original agreements under which they were issued under the eScription Stock Option Plan, but are now exercisable for, or will vest into, shares of Nuance common stock. Assumed vested stock options and restricted stock units as of the date of acquisition are included in the purchase price above. The fair value of the assumed vested stock options is calculated under the Black-Scholes option pricing model, with the following weighted-average assumptions: dividend yield of 0.0%, expected volatility of 50.8%, average risk-free interest rate of 2.3% and an expected term of 1.9 years. Assumed unvested stock options and restricted stock units as of the date of acquisition will be recorded as stock-based compensation expense over the requisite service period as disclosed in Note 18.

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

Acquisition of Viecore

On November 26, 2007, we acquired all of the outstanding capital stock of Viecore, a consulting and systems integration firm, for total purchase consideration of approximately $112.4 million, which included 4.4 million shares of our common stock valued at $21.01 per share issued at closing and 0.6 million shares valued at $9.05 per share issued in fiscal 2009 upon release of shares held in escrow. The acquisition was a non-taxable event.

A summary of the purchase price allocation for the acquisition of Viecore is as follows (in thousands):

Total purchase consideration:
Common stock issued	$98,405
Cash	8,874
Transaction costs	4,695
Debt assumed	384

Total purchase consideration	$112,358

Allocation of the purchase consideration:
Cash	$5,491
Accounts receivable	13,848
Acquired unbilled accounts receivable	19,151
Other assets	1,529
Property and equipment	1,327
Identifiable intangible assets	22,770
Goodwill	79,421

Total assets acquired	143,537

Accounts payable and accrued expenses	(7,438)
Deferred revenue	(23,741)

Total liabilities assumed	(31,179)

Net assets acquired	$112,358

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$22,390	8.0
Tradename	380	1.0

Total	$22,770

Acquisition of Vocada

On November 2, 2007, we acquired all of the outstanding capital stock of Vocada, a provider of software and services for managing critical medical test results for total purchase consideration of approximately $22.4 million, which included 0.8 million shares of our common stock valued at $20.47 per share issued at closing and 0.1 million shares valued at $10.36 per share issued in fiscal 2009 upon release of shares held in escrow. The acquisition was a non-taxable event.

In connection with our acquisition of Vocada, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. Payments, if any, may be made in the form of cash or shares of our common stock, at our sole discretion. We have notified the former shareholders of Vocada that the financial targets for certain periods were not achieved. The former shareholders of Vocada have requested additional information regarding this determination. We are currently in discussions with the former shareholders of Vocada regarding this matter. As of September 30, 2009, we have not recorded any obligation relative to these measures.

A summary of the purchase price allocation for the acquisition of Vocada is as follows (in thousands):

Total purchase consideration:
Common stock issued	$18,320
Cash	3,186
Transaction costs	910

Total purchase consideration	$22,416

Allocation of the purchase consideration:
Accounts receivable and acquired unbilled accounts receivable	$2,964
Other assets	429
Identifiable intangible assets	5,930
Goodwill	15,292

Total assets acquired	24,615

Accounts payable and other liabilities	(305)
Deferred revenue	(1,894)

Total liabilities assumed	(2,199)

Net assets acquired	$22,416

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$3,800	10.0
Core and completed technology	2,000	5.0
Trademark	90	5.0
Non-compete	40	3.0

Total	$5,930

2007 Acquisitions

Acquisition of Commissure

On September 28, 2007, we acquired all of the outstanding capital stock of Commissure, a medical imaging software company that provides speech-enabled radiology workflow optimization and data analysis solutions for total purchase consideration of approximately $27.2 million, which included 1.2 million shares of our common stock valued at $19.49 per share issued at closing and 0.2 million shares valued at $9.63 per share issued in fiscal 2009 upon release of shares held in escrow. The acquisition was a non-taxable event.

The merger agreement includes a contingent earn-out payment of up to $8.0 million upon the achievement of certain financial targets for fiscal years 2008, 2009 and 2010. Payments, if any, may be made in the form of cash or shares of our common stock, solely at our discretion. We have notified the former shareholders of Commissure that the financial targets for the fiscal year ended September 30, 2008, were not achieved and the related contingent earn-out payment was not earned. Through September 30, 2009, we have not recorded any obligation relative to the Commissure transaction earn-out provisions.

A summary of the purchase price allocation for the acquisition of Commissure is as follows (in thousands):

Total purchase consideration:
Common stock issued	$24,974
Transaction costs	2,260

Total purchase consideration	$27,234

Allocation of the purchase consideration:
Current assets	$3,493
Identifiable intangible assets	5,650
Goodwill	21,310

Total assets acquired	30,453
Total liabilities assumed	(3,219)

Net assets acquired	$27,234

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

Acquisition of VoiceSignal

On August 24, 2007, we acquired all of the outstanding capital stock of VoiceSignal, a software company that provides speech technology for cell phones and other mobile devices for total purchase consideration of approximately $319.3 million, which included 5.8 million shares of our common stock valued at $15.57 per share issued at closing. The acquisition was a taxable event.

A summary of the purchase price allocation for the acquisition of VoiceSignal is as follows (in thousands):

Total purchase consideration:
Cash	$204,490
Common stock issued	90,851
Transaction costs	23,962

Total purchase consideration	$319,303

Allocation of the purchase consideration:
Cash	$10,874
Accounts receivable, including acquired unbilled accounts receivable	15,493
Other assets	3,838
Identifiable intangible assets	71,700
Goodwill	228,170

Total assets acquired	330,075

Accounts payable and accrued expenses	(5,873)
Other liabilities	(4,899)

Total liabilities assumed	(10,772)

Net assets acquired	$319,303

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

Acquisition of Tegic

On August 24, 2007, we acquired all of the outstanding capital stock of Tegic, a developer of embedded software for mobile devices for total purchase consideration of $268.3 million. The acquisition was a taxable event.

A summary of the purchase price allocation for the acquisition of Tegic is as follows (in thousands):

Total purchase consideration:
Cash	$265,000
Transaction costs	3,304

Total purchase consideration	$268,304

Allocation of the purchase consideration:
Accounts receivable, including acquired unbilled accounts receivable	$58,607
Other assets	548
Identifiable intangible assets	52,490
Goodwill	164,984

Total assets acquired	276,629

Accounts payable and accrued expenses	(3,919)
Other liabilities	(4,406)

Total liabilities assumed	(8,325)

Net assets acquired	$268,304

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of BeVocal

On April 24, 2007, we acquired all of the outstanding capital stock of BeVocal, a provider of on-demand self-service customer care solutions that address the unique business requirements of the mobile communications market and its customers for total purchase consideration of $187.8 million, which included 7.0 million shares of our common stock valued at $14.96 per share issued at closing. In connection with this acquisition, 1.2 million shares of our common stock were placed into escrow to satisfy any indemnification claims. In August 2009, 0.8 million of the escrow shares, worth $9.2 million, were released to the former BeVocal shareholders in settlement of all outstanding claims between the former BeVocal shareholders and us and accounted for as an increase to the BeVocal purchase price. The acquisition was a non-taxable event.

Under the terms of the merger agreement, we agreed to make contingent earn-out payments of up to $65.1 million upon the achievement of certain financial targets through December 31, 2007. A portion of the total amount of the earn-out payments was further conditioned on continued employment provisions. During the three months ended December 31, 2008, we paid to the former shareholders of BeVocal, Inc. $46.1 million to satisfy our contingent earn-out obligations, of which $40.2 million was paid in cash, $5.9 million was paid in stock at that time, and an additional $3.0 million is being disbursed to BeVocal option holders through April 2011. $40.0 million of the total earn-out payment has been recorded as an increase to purchase price and the remaining $9.1 million has been recorded to compensation expense from the date of acquisition through September 30, 2009.

A summary of the purchase price allocation for the acquisition of BeVocal is as follows (in thousands):

Total purchase consideration:
Common stock issued	$113,649
Cash	30,000
Contingent earn-out consideration	40,025
Transaction costs	4,161

Total purchase consideration	$187,835

Allocation of the purchase consideration:
Cash	$9,266
Accounts receivable and acquired unbilled accounts receivable	11,018
Other assets	5,152
Identifiable intangible assets	41,200
Goodwill	148,711

Total assets acquired	215,347

Accounts payable and accrued expenses	(24,215)
Deferred revenue	(3,297)

Total liabilities assumed	(27,512)

Net assets acquired	$187,835

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$34,700	7.0
Core and completed technology	6,400	4.6
Non-compete	100	2.0

Total	$41,200

Acquisition of Focus

On March 26, 2007, we acquired all of the outstanding capital stock of Focus, which provides medical transcription services with operations in the United States and India for total purchase consideration of $58.7 million. The acquisition was a taxable event.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of MVC

On December 29, 2006, we acquired all of the outstanding capital stock of Mobile Voice Control, Inc. (“MVC”), a provider of speech-enabled mobile search and messaging services, for total purchase consideration of $20.7, which included 0.8 million shares of our common stock valued at $8.3 million. The acquisition was a non-taxable event

Under the agreement, we agreed to make additional earn-out payments of up to 1,700,839 shares of our common stock upon achievement of established targets. 566,946 of these shares were apportioned to calendar 2007 targets, and 1,133,893 shares to calendar 2008 targets. During fiscal 2008, we amended the earn-out provisions set forth in the merger agreement such that the former shareholders of MVC were eligible to earn the remaining calendar 2007 earn-out amount, consisting of 188,962 shares, if certain conditions were met at December 31, 2008. As of December 31, 2008, we determined that the full 188,962 shares had been earned. The total value of the shares was $3.0 million, of which $1.0 million was recorded to goodwill as incremental purchase price during fiscal 2008, and the remaining $2.0 million was amortized as compensation expense from May 2008 to December 2008. In November 2008, a second amendment to the merger agreement was signed pursuant to which the earn-out period for the calendar 2008 earn-out was extended, such that 377,964 and 755,929 shares could now be earned based on the achievement of calendar 2008 and 2009 targets, respectively. The stock payments, if any, that are made based on the provisions of this second amendment will be recorded to goodwill, as incremental purchase price. We notified the former shareholders of MVC that the financial targets for calendar 2008 were not achieved and the 377,964 shares were not earned. As of September 30, 2009, we have not recorded any obligation relative to the second amendment.

A summary of the purchase price allocation for the acquisition of MVC, including the impact of certain components of the earn-out, as amended, is as follows (in thousands):

Total purchase consideration:
Common stock issued	$8,300
Contingent earn-out consideration	7,983
Cash	4,104
Transaction costs	362

Total purchase consideration	$20,749

Allocation of the purchase consideration:
Other assets	$79
Identifiable intangible assets	2,700
Goodwill	18,136

Total assets acquired	20,915
Total liabilities assumed	(166)

Net assets acquired	$20,749

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$1,300	5.0
Completed technology	1,100	4.0
Non-compete	300	3.0

Total	$2,700

4.	Pro Forma Results (Unaudited)

The following table shows unaudited pro forma results of operations as if we had acquired SNAPin and our other material acquisitions from fiscal 2008 (PSRS, eScription, Inc., and Viecore, Inc.) on October 1, 2007 (table in thousands, except per share data):

	2009	2008

Revenue	$950,352	$946,028
Net loss	$(12,202)	$(73,869)
Net loss per share	$(0.05)	$(0.33)

We have not furnished pro forma financial information relating to the Vocada, Multi-Vision, or our immaterial fiscal 2009 acquisitions because such information is not material, individually or in the aggregate, to our financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

5.	Contingent Acquisition Payments

Contingent acquisition payment arrangements related to acquisitions completed during fiscal 2009, 2008, or 2007 are discussed above in Note 3. However, we remain party to certain contingent consideration arrangements relative to acquisitions completed prior to those fiscal years. Those arrangements are discussed below.

Earn-out Payments

In connection with our acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, a deferred payment of $17.5 million was due and paid to the former shareholders of Phonetic on February 1, 2007. We also agreed to make contingent earn-out payments of $35.0 million upon achievement of certain established financial and performance targets, in accordance with the merger agreement. We have notified the former shareholders of Phonetic that the financial and performance targets were not achieved. Accordingly, we have not recorded any obligations relative to these measures as of September 30, 2009. The former shareholders of Phonetic have objected to this determination and have filed for arbitration.

Escrow and Holdback Arrangements

In connection with certain of our acquisitions, we have placed either cash or shares of our common stock in escrow to satisfy any claims we may have. If no claims are made, the escrowed amounts will be released to the former shareholders of the acquired companies. Generally, we cannot make a determination, beyond a reasonable doubt, whether the escrow will become payable to the former shareholders of these companies until the escrow period has expired. Accordingly these amounts have been treated as contingent purchase price until it is determined

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the escrow will be payable, at which time the escrowed amounts may be recorded as additional purchase price and allocated to goodwill.

The following table summarizes the terms of the escrow arrangements that were not released as of September 30, 2009 (table in thousands):

	Initially Scheduled
	Escrow		Share Payment —
	Release Date	Cash Payment	Number of Shares

Focus(a)	March 26, 2008	$5,800	n/a
eScription(b)	May 20, 2009	n/a	103
SNAPin(c)	October 1, 2009	n/a	1,107
X-Solutions	December 10, 2010	1,050	n/a
eCopy	December 30, 2010	7,800	n/a

Total		$14,650	1,210

Discussion of amounts held in escrow following their initially scheduled release date:

(a)	We filed a claim against the Focus Infomatics, Inc. escrow related to the breach of certain representations and warranties made in the share purchase agreement. We determined that the entire escrow would be paid to either satisfy liabilities indemnified under the agreement or paid to the former shareholders. Accordingly, an amount equal to the escrow was recorded as additional purchase price during fiscal 2008. The escrow was released in October 2009.

(b)	We filed a claim against the escrow related to the breach of certain representations and warranties made in the merger agreement. 1.0 million shares held in escrow were released during fiscal 2009. We expect the remaining amount to remain in escrow until the settlement of the contingent liabilities is finalized.

(c)	We released these shares in October 2009.

In connection with the escrow relating to the eScription acquisition, we guaranteed a minimum market value of $17.7954 per share when the escrow shares are released. If the market value was less than $17.7954 per share on the date of release, we would be required to pay the difference, if any, and limited to $5.0 million, in cash. In May 2009, upon release of all but 103,000 of the escrow shares, which remain in escrow at September 30, 2009, we paid the maximum $5.0 million cash payment to the former shareholders of eScription. This payment was recorded as a reduction to additional paid-in-capital.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for fiscal years 2009 and 2008, are as follows (in thousands):

Balance as of October 1, 2007	$1,249,642
Goodwill acquired	355,648
Escrow amounts released	30,000
Purchase price increases due to earn-out achievements	12,501
Purchase accounting adjustments	3,327
Effect of foreign currency translation	4,655

Balance as of September 30, 2008	$1,655,773
Goodwill acquired	200,501
Escrow amounts released	30,869
Purchase accounting adjustments	4,956
Effect of foreign currency translation	(1,096)

Balance as of September 30, 2009	$1,891,003

Purchase accounting adjustments recorded in fiscal 2009 consisted primarily of the following increases: $18.9 million of additional purchase price upon our election to treat our acquisition of eScription as an asset purchase under Section 338(h)(10) of the Internal Revenue Code of 1986 (as amended) and $10.8 million related to the recording of contingent liabilities assumed; partially offset by the following decreases: a $9.7 million reversal of assumed deferred tax liabilities as a result of our election to treat eScription as an asset purchase, $5.8 million related to the utilization of acquired net operating losses from acquisitions, a $6.3 million adjustment to deferred taxes, and a $4.7 million decrease in accrued transaction costs.

Purchase accounting adjustments recorded in fiscal 2008 consisted primarily of the following increases: $15.4 million relating to the estimated fair value of contingent liabilities assumed in connection with the acquisition of BeVocal, $7.6 million due to a revised estimate of the fair value of the intangible assets for customer relationships relating to the acquisition of Tegic, $10.4 million relating to an adjustment of assumed deferred tax liabilities and $5.8 million related to the escrow associated with our acquisition of Focus. In addition, we increased goodwill by $2.8 million to correct an error in the acquired balance sheet of Dictaphone for contractual liabilities to a certain customer, incurred prior to the acquisition date of March 31, 2006. These increases to goodwill were partially offset by decreases which included $23.8 million of additional acquired unbilled accounts receivable identified in connection with the acquisition of Tegic, and by $16.6 million related to the utilization of acquired deferred tax assets in connection with certain of our prior acquisitions.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following as of September 30, 2009 and 2008, which includes $112.7 million and $33.5 million of licensed technology, respectively (table in thousands, except for years):

	September 30, 2009
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life (Years)

Customer relationships	$565,654	$(159,150)	$406,504	7.3
Technology and patents	341,504	(83,882)	257,622	6.8
Tradenames, trademarks, and other	17,543	(5,374)	12,169	3.8
Non-competition agreements	5,707	(2,997)	2,710	2.3

Subtotal	930,408	(251,403)	679,005	7.1
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$958,208	$(251,403)	$706,805

	September 30, 2008
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life (Years)

Customer relationships	$503,800	$(93,285)	$410,515	7.5
Technology and patents	192,341	(55,344)	136,997	7.6
Tradenames, trademarks, and other	9,546	(3,584)	5,962	6.2
Non-competition agreements	5,169	(1,420)	3,749	3.0

Subtotal	710,856	(153,633)	557,223	7.5
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$738,656	$(153,633)	$585,023

In June 2009, we acquired a royalty free paid-up perpetual source and object code license from a third party for $20.0 million in common stock. The estimated useful life of this license is 7 years and this asset has been included within the technology and patents grouping above. Also in June 2009, we amended the December 2008 agreement discussed below and entered into a joint marketing and selling agreement with the same third party and paid $7.0 million, consisting of $2.0 million in cash and $5.0 million in common stock. We have capitalized the $7.0 million payment as an intangible asset, included in the tradenames, trademarks, and other grouping above, and assigned a useful life of 3 years, commensurate with the legal term of the rights in the arrangement. In addition to the $7.0 million paid in June, we also agreed to pay an additional $13.0 million, payable in common stock or cash at our option, upon the third party meeting certain performance criteria under the agreement by October 31, 2009. We are currently in the process of evaluating whether such performance criteria were met.

In December 2008, we acquired a speech-related patent portfolio from the same third party and a royalty free paid-up perpetual license providing us with access to, and use of, the third party’s speech-related source code for an aggregate purchase price of $50.0 million. These assets are included within the technology and patents asset grouping above. The weighted average useful life related to these acquired assets is 8.7 years. We agreed to pay an additional license fee of up to $20.0 million if certain revenue growth targets are met in calendar 2009. Any additional license fee was to be payable in cash or stock at our sole discretion on March 1, 2010. In June 2009, this additional license fee provision was amended, and as a result we no longer have any amounts due under this agreement.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for acquired technology and patents is included in the cost of revenue from amortization of intangible assets in the accompanying statements of operations and amounted to $38.4 million, $24.4 million and $13.1 million in fiscal 2009, 2008 and 2007, respectively. Amortization expense for customer relationships; tradenames, trademarks, and other; and non-competition agreements is included in operating expenses and was $77.0 million, $58.2 million and $24.6 million in fiscal 2009, 2008 and 2007, respectively. Estimated amortization expense for each of the five succeeding years as of September 30, 2009, is as follows (in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2010	$45,512	$80,657	$126,169
2011	44,112	72,584	116,696
2012	40,345	63,799	104,144
2013	34,849	53,020	87,869
2014	28,017	46,736	74,753
Thereafter	64,787	104,587	169,374

Total	$257,622	$421,383	$679,005

7.	Accounts Receivable

Accounts receivable, excluding acquired unbilled accounts receivable, consisted of the following (in thousands):

	September 30,	September 30,
	2009	2008

Trade accounts receivable	$197,176	$200,892
Unbilled accounts receivable under long-term contracts	15,311	15,938

Gross accounts receivable	212,487	216,830
Less — allowance for doubtful accounts	(6,833)	(6,925)
Less — allowance for sales returns	(6,106)	(6,363)

Accounts receivable, net	$199,548	$203,542

8.	Inventories, net

Inventories, net of allowances, consisted of the following (in thousands):

	September 30,	September 30,
	2009	2008

Components and parts	$6,479	$4,429
Inventory at customers	967	1,585
Finished products	1,079	1,138

	$8,525	$7,152

Inventory at customers reflects equipment related to in-process installations of solutions with customers. These contracts have not been recorded as revenue as of the balance sheet date, and therefore the related equipment is recorded in inventory until installation is complete.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Land, Building and Equipment, Net

Land, building and equipment, net at September 30, 2009 and 2008 were as follows (in thousands):

		September 30,	September 30,
	Useful Life	2009	2008
	(In years)

Land	—	$2,400	$2,400
Building	30	5,117	5,117
Machinery and equipment	3-5	5,558	4,435
Computers, software and equipment	3-5	75,586	60,679
Leasehold improvements	2-7	15,073	13,491
Furniture and fixtures	5	10,366	9,071
Construction in progress	n/a	4,266	—

Subtotal		118,366	95,193
Less: accumulated depreciation		(64,898)	(48,708)

Land, building and equipment, net		$53,468	$46,485

At September 30, 2009, construction in progress related to the build-out of hosted data centers. There were no corresponding ongoing projects at September 30, 2008. Depreciation expense, associated with building and equipment, for fiscal 2009, 2008 and 2007 was $18.7 million, $16.4 million and $12.1 million, respectively.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	September 30,	September 30,
	2009	2008

Compensation	$52,600	$45,316
Professional fees	8,945	5,009
Acquisition costs and liabilities	8,522	14,167
Cost of revenue related liabilities	7,585	6,596
Income taxes payable	7,185	16,047
Sales and other taxes payable	5,913	2,179
Sales and marketing incentives	4,413	4,705
Deferred tax liability	1,614	—
Other	8,042	8,080

Total	$104,819	$102,099

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Credit Facilities and Debt

At September 30, 2009 and 2008, we had the following borrowing obligations (in thousands):

	September 30,	September 30,
	2009	2008

2.75% Convertible Debentures, net of unamortized discount of $5.2 million and $6.3 million, respectively	$244,777	$243,699
Credit Facility	650,263	656,963
Obligations under capital leases	307	489
Other	126	39

Total long-term debt	895,473	901,190
Less: current portion	6,862	7,006

Non-current portion of long-term debt	$888,611	$894,184

The estimated fair value of our long-term debt approximated $893.2 million at September 30, 2009 and $786.9 million at September 30, 2008. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of these long-term debt issues will continue to fluctuate each period based on fluctuations in market interest rates, and these fluctuations may have little to no correlation to our outstanding debt balances. The increase in fair value from September 30, 2008 to September 30, 2009 is attributable to the general improvements in the debt markets. The term loan portion of our Credit Facility is traded and the fair values are based upon traded prices as of the reporting dates. The fair values of the 2.75% Convertible Debentures at each respective reporting date were estimated using the averages of the September 30, 2009 and September 30, 2008 bid and ask trading quotes. We had no outstanding balance on the revolving credit line portion of our Credit Facility. Our capital lease obligations and other debt are not traded and the fair values of these instruments are assumed to approximate their carrying values as of September 30, 2009 and September 30, 2008.

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. As of September 30, 2009 and 2008, the ending unamortized discount was $5.2 million and $6.3 million, respectively, and the ending unamortized deferred debt issuance costs were $0.7 million and $0.8 million, respectively. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2009, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Credit Facility

We entered into a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of September 30, 2009, $650.3 million remained outstanding under the term loans, there were $16.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2009, we were in compliance with the covenants under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on our leverage ratio. The applicable margin for the revolving loan borrowings under the Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon our leverage ratio. As of September 30, 2009, the applicable margin for the term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2009, the commitment fee rate was 0.375% and the effective interest rate was 2.27%.

We capitalized debt issuance costs related to the Credit Facility and are amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of September 30, 2009 and 2008, the ending

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unamortized deferred financing fees were $7.7 million and $10.0 million, respectively, and are included in other assets in the accompanying consolidated balance sheet.

The Credit Facility is subject to repayment in four equal quarterly installments of 1% per annum ($6.7 million per year, not including interest, which is also payable quarterly), and an annual excess cash flow sweep, as defined in the Credit Facility, which is payable beginning in the first quarter of each fiscal year, beginning in fiscal 2008, based on the excess cash flow generated in the previous fiscal year. No payment under the excess cash flow sweep provision was due in the first quarter of either fiscal 2009 or fiscal 2010 as there was no excess cash flow generated in either of the respective prior fiscal years. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that may be required to be repaid in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (in thousands):

Year Ending September 30,	Amount

2010	$6,700
2011	6,700
2012	6,700
2013	630,163

Total	$650,263

Our obligations under the Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. The Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of our domestic subsidiaries and 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of first-tier foreign subsidiaries, all our material tangible and intangible assets and those of the guarantors, and any present and future intercompany debt. The Credit Facility also contains provisions for mandatory prepayments of outstanding term loans upon receipt of the following, and subject to certain exceptions: 100% of net cash proceeds from asset sales, 100% of net cash proceeds from issuance or incurrence of debt, and 100% of extraordinary receipts. We may voluntarily prepay borrowings under the Credit Facility without premium or penalty other than breakage costs, as defined with respect to LIBOR-based loans.

12.	Financial Instruments and Hedging Activities

Interest Rate Swap Agreements

To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of September 30, 2009, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% and 2.1%, plus the applicable margin for the Credit Facility, and they expire in October 2010 and November 2010, respectively. As of September 30, 2009 and September 30, 2008, the aggregate cumulative unrealized losses related to these swaps, and a previous swap that matured on March 31, 2009, were $4.0 million and $0.9 million, respectively and were included in accumulated other comprehensive income (loss) in the accompanying balance sheets.

Forward Currency Contracts Designated as Cash Flow Hedges

On December 31, 2008, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars. These contracts expired in September 2009 and were designated as cash flow hedges.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of these settled contracts on results of operations and other comprehensive income are detailed in the tables below. We have no foreign currency contracts designated as cash flow hedges outstanding at September 30, 2009.

Other Derivative Activities

We have foreign currency contracts that are not designated as hedges. Changes in fair value of foreign currency contracts not qualifying as hedges are reported in earnings as part of other income (expense), net. During the three months ended December 31, 2008, we entered into foreign currency forward contracts to offset foreign currency exposure on the deferred acquisition payment of €44.3 million related to our acquisition of PSRS, resulting in a net gain of $8.0 million in other income (expense). The foreign currency contracts matured and were settled on October 22, 2009.

In June 2009, we acquired certain intangible assets and issued 1,809,353 shares of our common stock, valued at $25.0 million, as part of the total consideration. We also issued an additional 315,790 shares of our common stock, valued at $4.5 million, in June 2009 as a prepayment for professional services. These shares issued are subject to security price guarantees which are accounted for as derivatives, and are being accounted for separately from their host agreements due to the determination that such instruments would not be considered equity instruments if freestanding. The security price guarantees require a payment from either us to the third party, or from the third party to us based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. For the fiscal year ended September 30, 2009, increases in fair value of $2.3 million related to these security price guarantees are reported in earnings as non-operating income within other income (expense), net.

In October 2009, we entered into a five-year joint research collaboration with a third party and made payments consisting of 1,047,120 shares of our common stock valued at $16.0 million. These shares issued are subject to a security price guarantee of the same nature as those described above.

The following table provides a quantitative summary of the fair value of our hedged and non-hedged derivative instruments as of September 30, 2009 and September 30, 2008 (table in thousands):

		Fair Value
		September 30,	September 30,
Description	Balance Sheet Classification	2009	2008

Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$8,682	$—
Security Price Guarantees	Prepaid expenses and other current assets	2,299	—

Net asset (liability) value of non-hedged derivative instruments		$10,981	$—

Derivatives Designated as Hedges:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$(879)
Interest rate swaps	Other long-term liabilities	(3,982)	—

Net asset (liability) value of hedged derivative instruments		$(3,982)	$(879)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the activity of derivative instruments for fiscal 2009 and 2008 (tables in thousands):

Derivatives Designated as Hedges for the Fiscal Year Ended September 30,

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2009	2008		2009	2008

Foreign currency contracts	$—	$—	N/A	$—	$—
Interest rate swaps	$(3,103)	$50	N/A	$—	$—

Derivatives Not Designated as Hedges

		Amount of Gain (Loss)
		Recognized in Income
		Fiscal Year Ended
	Location of Gain (Loss)	September 30,
	Recognized in Income	2009	2008

Foreign currency contracts	Other income (expense), net	$8,682	$—
Security price guarantees	Other income (expense), net	$2,299	$—

13.	Fair Value Measures

We adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), now referred to as ASC 820, relative to financial instruments on October 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.

ASC 820 establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 consisted of (table in thousands):

	September 30, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$403,250	$—	$—	$403,250
US government agency securities(a)	10,013	—	—	10,013
Foreign currency exchange contracts(b)	—	8,682	—	8,682
Security price guarantees(d)	—	2,299	—	2,299

Total assets at fair value	$413,263	$10,981	$—	$424,244

Liabilities:
Interest rate swaps(c)	$—	$3,982	$—	$3,982

Total liabilities at fair value	$—	$3,982	$—	$3,982

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

(b)	The fair value of our foreign currency exchange contracts is the intrinsic value of the contracts based on observable inputs for similar derivative instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

(c)	The fair values of the interest rate swaps are estimated using discounted cash flow analyses that factor in observable market inputs such as LIBOR — based yield curves, forward rates, and credit spreads.

(d)	The fair values of the security price guarantees are determined using a Black-Scholes model, derived from observable inputs such as US treasury interest rates, our common stock price, and the volatility of our common stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our cost-method investments, are measured at fair value on a nonrecurring basis when indicators of impairment are identified and such indicators appear to be other than temporary. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the fourth quarter 2009, we recognized a $1.2 million impairment of our cost-method investment in a non-public company, representing the deficiency in the estimated fair value of our investment based on a quoted-price methodology as compared to its carrying value. This impairment charge was recorded as a non-operating loss in our fiscal 2009 consolidated statement of operations. We did not record any impairment charges for these assets during fiscal 2008 or 2007. Subsequent to September 30, 2009, we entered into an additional cost-method investment of a non-public company for approximately $15.0 million.

14.	Accrued Business Combination Costs

We have, in connection with certain of our business combinations, incurred restructuring costs. Restructuring costs are typically comprised of severance costs, costs of consolidating duplicate facilities and contract termination costs. Restructuring expenses are based upon plans that have been committed to by management, but are generally subject to refinement during the purchase price allocation period (generally within one year of the acquisition date). In addition to plans resulting from the business combination, we have historically acquired companies who have previously established restructuring charges relating to lease exit costs. Regardless of the origin of the lease exit

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs, we are required to make assumptions relating to sublease terms, sublease rates and discount rates. We base our estimates and assumptions on the best information available at the time of the obligation having arisen. These estimates are reviewed and revised as facts and circumstances dictate, with any changes being recorded to goodwill or restructuring and other charges (credits), net. Changes in these estimates could have a material effect on the amount accrued on the balance sheet. Discussed in detail below are two individually significant facilities which were abandoned by the acquired company prior to our acquisition of the company, and for which the obligations to the lessors, we have assumed.

In connection with the acquisitions of SpeechWorks International, Inc. in August 2003 and Former Nuance in September 2005, we assumed two individually significant lease obligations that were abandoned prior to the acquisition dates. These obligations expire in 2016 and 2012, respectively, and the fair value of the obligations, net of estimated sublease income, was recognized as liabilities assumed by us in the allocation of the final purchase price. The net payments have been discounted in calculating the fair value of these obligations, and the discount is being accreted through the term of the lease. Cash payments net of sublease receipts are presented as cash used in financing activities on the consolidated statements of cash flows.

Additionally, we have implemented restructuring plans to eliminate duplicate facilities, personnel or assets in connection with business combinations. These costs are recognized as liabilities assumed, and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill.

The activity for the years ended September 30, 2009, 2008 and 2007, relating to all facilities and personnel recorded in accrued business combination costs, is as follows (in thousands):

	Facilities	Personnel	Total

Balance at October 1, 2006	$59,221	$844	$60,065
Charged to goodwill	542	1,484	2,026
Charged to restructuring and other charges, net	—	—	—
Charged to interest expense	1,889	—	1,889
Cash payments, net of sublease receipts	(12,412)	(1,549)	(13,961)

Balance at September 30, 2007	$49,240	$779	$50,019
Charged to goodwill	1,586	(68)	1,518
Charged to restructuring and other charges, net	198	—	198
Charged to interest expense	1,718	—	1,718
Cash payments, net of sublease receipts	(11,564)	(711)	(12,275)

Balance at September 30, 2008	41,178	—	41,178
Charged to goodwill	2,689	6,391	9,080
Charged to restructuring and other charges, net	111	—	111
Charged to interest expense	1,677	—	1,677
Cash payments, net of sublease receipts	(11,104)	(3,894)	(14,998)

Balance at September 30, 2009	$34,551	$2,497	$37,048

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	September 30,
	2009	2008

Reported as:
Current	$12,144	$9,166
Long-term	24,904	32,012

Total	$37,048	$41,178

15.	Restructuring and Other Charges, net

Fiscal 2009

In fiscal 2009, we recorded restructuring and other charges of $5.4 million, of which $5.3 million related to the elimination of approximately 220 personnel across multiple functions within our company.

Fiscal 2008

In fiscal 2008, we recorded restructuring and other charges of $7.0 million, of which $4.2 million related to the elimination of approximately 155 personnel across multiple functions, $1.4 million related to a non-recurring, adverse ruling arising from a vendor’s claims of underpayment of historical royalties for technology discontinued in 2005 and $1.4 million related to the consolidation or elimination of excess facilities.

The following table sets forth the fiscal 2009, 2008 and 2007 accrual activity relating to restructuring and other charges (in thousands):

	Personnel	Facilities	Other	Total

Balance at October 1, 2006	$374	$530	$—	$904
Restructuring and other charges (credits), net	(38)	(16)	—	(54)
Cash payments	(28)	(514)	—	(542)

Balance at September 30, 2007	308	—	—	308
Restructuring and other charges (credits), net	4,231	1,397	1,393	7,021
Non-cash adjustment	—	(10)	—	(10)
Cash payments	(4,173)	(628)	—	(4,801)

Balance at September 30, 2008	366	759	1,393	2,518
Restructuring and other charges (credits), net	5,283	95	31	5,409
Non-cash adjustment	—	—	—	—
Cash payments	(5,042)	(544)	(1,396)	(6,982)

Balance at September 30, 2009	$607	$310	$28	$945

16.	Supplemental Cash Flow Information

Cash paid for Interest and Income Taxes:

During fiscal 2009, 2008 and 2007, we made cash payments for interest totaling $33.9 million, $50.0 million and $31.4 million, respectively.

During fiscal 2009, 2008 and 2007, total net cash paid for income taxes were $18.0 million, $5.6 million and $3.5 million, respectively.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non Cash Investing and Financing Activities:

During fiscal 2009, 2008 and 2007, we issued shares of our common stock in connection with several of our business and asset acquisitions, including shares initially held in escrow. Note 3 details the shares of our common stock, including per share prices thereof, issued in fiscal 2009, 2008, and 2007 to complete each of our business acquisitions during those years. Note 6 details the same information with regard to our fiscal 2009 intangible asset acquisitions. We did not complete any significant asset acquisitions in fiscal 2008 or 2007.

17.	Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. We have designated 100,000 shares as Series A Preferred Stock and 15,000,000 shares as Series B Preferred Stock. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), we issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, we announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis. The Series B Preferred Stock has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if, declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. We have reserved 3,562,238 shares of our common stock for issuance upon conversion of the Series B Preferred Stock. Other than the 3,562,238 shares of Series B Preferred Stock that are issued and outstanding, there are no other shares of preferred stock issued or outstanding as of September 30, 2009 or September 30, 2008.

Common Stock and Common Stock Warrants

Underwritten Public Offerings in Fiscal 2008

On June 4, 2008, we completed an underwritten public offering in which we sold 5,575,000 shares of our common stock. Gross proceeds were $100.1 million, and the net proceeds after underwriting commissions and other offering expenses were $99.8 million.

On December 21, 2007, we completed an underwritten public offering in which we sold 7,823,000 shares of our common stock. Gross proceeds from this sale were $136.9 million, and the net proceeds after underwriting commissions and other offering expenses were $130.3 million.

Private Placements of Securities

On January 13, 2009, we entered into a purchase agreement by and among us, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners L.P. (together, “Warburg Pincus X”), pursuant to which Warburg Pincus X agreed to purchase, and we agreed to sell, 17,395,626 shares of our common stock at a purchase price of $10.06 per share and warrants to purchase 3,862,422 shares of our common stock for an aggregate purchase price of $175.2 million. The warrants have an exercise price of $11.57 and a term of four years. On January 29, 2009, the sale of the shares and the warrants pursuant to the purchase agreement was completed.

On May 20, 2008, in connection with our acquisition of eScription, we sold 5,760,369 shares of our common stock for a purchase price of $100.0 million, and warrants to purchase 3,700,000 shares of our common stock for a

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price of $0.5 million, pursuant to the terms of a purchase agreement dated April 7, 2008 with Warburg Pincus Private Equity VIII, L.P. and certain of its affiliated entities (collectively “Warburg Pincus”) (the “Purchase Agreement”). The warrants have an exercise price of $20.00 per share and a term of four years. Warburg Pincus also agreed not to sell any shares of our common stock for a period of six months from the closing of the transaction contemplated by the Purchase Agreement.

On May 5, 2005, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Warburg Pincus pursuant to which Warburg Pincus agreed to purchase, and we agreed to sell, 3,537,736 shares of our common stock and warrants to purchase 863,236 shares of our common stock for an aggregate purchase price of $15.1 million. The warrants have an exercise price of $5.00 per share and a term of four years. On May 9, 2005, the sale of the shares and the warrants pursuant to the Securities Purchase Agreement was completed, and on July 29, 2009, Warburg Pincus exercised all 863,236 of the above-described warrants at the stated exercise price. We also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Warburg Pincus pursuant to which Warburg Pincus agreed to purchase and we agreed to sell 14,150,943 shares of our common stock and warrants to purchase 3,177,570 shares of our common stock for an aggregate purchase price of $60.0 million. The warrants have an exercise price of $5.00 per share and a term of four years. The warrants provide the holder with the option to exercise the warrants on a net, or cashless, basis. On September 15, 2005, the sale of the shares and the warrants pursuant to the Stock Purchase Agreement was completed. The net proceeds from these two fiscal 2005 financings were $73.9 million. On September 15, 2009, Warburg Pincus exercised all 3,177,570 of the above-described warrants at the stated exercise price. As a result of the exercise of these warrants and the 863,236 warrants described above, we issued an aggregate 4,566,538 shares of our common stock to Warburg Pincus during our fiscal fourth quarter 2009.

In connection with the fiscal 2005 and fiscal 2008 offerings, we granted Warburg Pincus registration rights giving them the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to them under each of the Securities Purchase Agreement, Stock Purchase Agreement and Purchase Agreement, including shares of common stock underlying the warrants.

Other Common Stock Warrant Activity

On November 15, 2004, in connection with the acquisition of Phonetic, we issued unvested warrants to purchase 750,000 shares of our common stock at an exercise price of $4.46 per share that were to vest, if at all, upon the achievement of certain performance targets. Based on our assessment of the results relative to the financial and performance measures, these warrants to purchase shares of our common stock have not vested and will not vest. The former shareholders of Phonetic have objected to this determination and have filed for arbitration.

In March 1999, we issued Xerox a ten-year warrant with an exercise price of $0.61 per share. This warrant is exercisable for the purchase of 525,732 shares of our common stock. On March 19, 2004, we announced that Warburg Pincus had agreed to purchase all outstanding shares of our stock held by Xerox Corporation, including this warrant, for approximately $80.0 million. In connection with this transaction, Warburg Pincus acquired new warrants to purchase 2.5 million additional shares of our common stock for total consideration of $0.6 million. The warrants have a six-year life and an exercise price of $4.94 per share. The warrants provide the holder with the option to exercise the warrants on a net, or cashless, basis

In connection with the acquisition of SpeechWorks in 2003, we issued a warrant to our investment banker, expiring on August 11, 2011, for the purchase of 150,000 shares of our common stock at an exercise price of $3.98 per share. The warrant provides the holder with the option to exercise the warrants on a net, or cashless, basis. The warrant became exercisable on August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model. In October 2006, the warrant was exercised to purchase 125,620 shares of our common stock. The holder of the warrant elected a cashless exercise resulting in a net issuance of 75,623 shares of our common stock. As of September 30, 2009, a warrant to purchase 12,190 shares of our common stock remains outstanding.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have determined that all of our common stock warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheets based on the conclusion that the above-noted warrants are indexed to our common stock and are exercisable only into our common stock.

18.	Stock-Based Compensation

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	2009	2008	2007

Cost of product and licensing	$11	$18	$18
Cost of professional services, subscription and hosting	9,889	7,991	3,816
Cost of maintenance and support	743	1,278	966
Research and development	9,840	14,325	7,160
Selling and marketing	27,057	24,394	20,293
General and administrative	23,867	20,625	15,882

	$71,407	$68,631	$48,135

Stock Options

We have share-based award plans under which employees, officers and directors may be granted stock options to purchase our common stock, generally at fair market value. During fiscal 2008 and 2009, stock options have been primarily granted to senior management and officers of the Company. Our plans do not allow for options to be granted at below fair market value, nor can they be re-priced at any time. Options granted under plans adopted by the Company become exercisable over various periods, typically two to four years and have a maximum term of ten years. We have also assumed options and option plans in connection with certain of our acquisitions. These stock options are governed by the plans and agreements that they were originally issued under, but are now exercisable for shares of our common stock.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to stock options for the years ended September 30, 2009, 2008 and 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)

Outstanding at October 1, 2006	20,654,083	$4.80
Assumed from BeVocal and VoiceSignal	795,994	$4.14
Granted	3,183,450	$14.14
Exercised	(5,742,274)	$4.32
Forfeited	(555,724)	$7.57
Expired	(94,807)	$3.23

Outstanding at September 30, 2007	18,240,722	$6.48
Assumed from eScription	2,846,118	$4.35
Granted	636,440	$15.45
Exercised	(5,861,906)	$3.19
Forfeited	(813,972)	$11.18
Expired	(50,888)	$6.89

Outstanding at September 30, 2008	14,996,514	$7.47
Assumed from SNAPin	1,258,708	$3.48
Granted	1,092,000	$12.07
Exercised	(2,570,999)	$3.92
Forfeited	(987,399)	$15.44
Expired	(234,958)	$12.67

Outstanding at September 30, 2009	13,553,866	$7.48	3.9 years	$104.3 million

Exercisable at September 30, 2009	10,575,346	$6.22	3.3 years	$94.0 million

Exercisable at September 30, 2008	10,473,073

Exercisable at September 30, 2007	11,017,997

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the closing market value of our common stock on September 30, 2009 ($14.96) and the exercise price of the underlying options.

As of September 30, 2009, the total unamortized fair value of stock options was $22.8 million with a weighted average remaining recognition period of 1.4 years. A summary of weighted-average grant-date (including assumed options) fair value and intrinsic value of stock options exercised is as follows:

	2009	2008	2007

Weighted-average grant-date fair value per share	$8.0	$14.8	$7.7
Total intrinsic value of stock options exercised (in millions)	$21.0	$89.6	$62.9

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the stock options granted and unvested options assumed from acquisitions were calculated using the following weighted-average assumptions:

	2009	2008	2007

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	55.1%	53.9%	49.7%
Average risk-free interest rate	2.7%	3.3%	4.6%
Expected term (in years)	5.8	5.5	3.9

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options and the historical implied volatility from traded options with a term of 180 days or greater. The risk-free interest rate is derived from the average U.S. Treasury STRIPS rate during the period, which approximates the rate in effect at the time of grant, commensurate with the expected life of the instrument. We estimate the expected term of options granted based on historical exercise behavior.

Restricted Awards

We are authorized to issue equity incentive awards in the form of Restricted Awards, including Restricted Units and Restricted Stock, which are individually discussed below. Unvested Restricted Awards may not be sold, transferred or assigned. The fair value of the Restricted Awards is measured based upon the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share of the awards. The Restricted Awards generally are subject to vesting over a period of two to four years, and may have opportunities for acceleration for achievement of defined goals. We also issued certain Restricted Awards with vesting solely dependent on the achievement of specified performance targets. The fair value of the Restricted Awards is amortized to expense over the awards’ applicable requisite service periods using the straight-line method. In the event that the employees’ employment with the Company terminates, or in the case of awards with only performance goals, if those goals are not met, any unvested shares are forfeited and revert to the Company.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

		Number of Shares
	Number of Shares	Underlying
	Underlying	Restricted Units —
	Restricted Units —	Time-Based
	Contingent Awards	Awards

Outstanding at October 1, 2006	21,055	2,728,999
Granted	813,000	4,662,923
Earned/released	(1,000)	(942,569)
Forfeited	(103,638)	(369,970)

Outstanding at September 30, 2007	729,417	6,079,383
Assumed in acquisition of eScription	367,253	438,791
Granted	1,543,365	3,812,617
Earned/released	(199,208)	(2,866,528)
Forfeited	(26,303)	(606,739)

Outstanding at September 30, 2008	2,414,524	6,857,524
Assumed in acquisition of SNAPin	—	299,446
Granted	1,292,617	5,392,361
Earned/released	(291,450)	(2,865,505)
Forfeited	(575,018)	(928,496)

Outstanding at September 30, 2009	2,840,673	8,755,330

Weighted average remaining contractual term of outstanding Restricted Units	1.0 years	1.3 years
Aggregate intrinsic value of outstanding Restricted Units(1)	$42.5 million	$131.0 million
Restricted Units vested and expected to vest	2,338,422	7,521,997
Weighted average remaining contractual term of Restricted Units vested and expected to vest	1.0 years	1.2 years
Aggregate intrinsic value of Restricted Units vested and expected to vest(1)	$35.0 million	$112.5 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of our common stock on September 30, 2009 ($14.96) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of September 30, 2009, unearned stock-based compensation expense related to all unvested Restricted Units is $123.2 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.8 years.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	2009	2008	2007

Weighted-average grant-date fair value per share	$11.39	$18.01	$14.73
Total intrinsic value of shares vested (in millions)	$33.25	$55.50	$13.40

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock is included in the issued and outstanding common stock in these financial statements at date of grant. The table below summarizes activity relating to Restricted Stock:

	Number of
	Shares	Weighted
	Underlying	Average Grant
	Restricted	Date Fair
	Stock	Value

Outstanding at October 1, 2006	1,547,341	$5.93
Granted	17,421	$8.75
Vested	(368,860)	$5.29
Forfeited	—	$—

Outstanding at September 30, 2007	1,195,902	$6.17
Granted	250,000	$15.89
Vested	(820,832)	$5.53
Forfeited	—	$—

Outstanding at September 30, 2008	625,070	$10.90
Granted	—	$—
Vested	(625,070)	$10.90
Forfeited	—	$—

Outstanding at September 30, 2009	—	$—

The purchase price for vested Restricted Stock is $0.001 per share. As of September 30, 2009, there is no unearned stock-based compensation expense related to unvested Restricted Stock. A summary of weighted-average grant-date fair value and intrinsic value of Restricted Stock vested are as follows:

	2009	2008	2007

Weighted-average grant-date fair value per share	N/A	$15.89	$8.75
Total intrinsic value of shares vested (in millions)	$8.65	$16.85	$5.60

In order to satisfy our employees’ withholding tax liability as a result of the vesting of Restricted Stock, we have historically repurchased shares upon the employees’ vesting. Similarly, in order to satisfy our employees’ withholding tax liability as a result of the release of our employees’ Restricted Units, we have historically cancelled a portion of the common stock upon the release. In fiscal 2009, we paid cash of $10.4 million relating to 0.9 million shares of common stock that were repurchased or cancelled. Based on our estimate of the Restricted Awards that will vest, or be released, in fiscal 2010, and further assuming that one-third of these Restricted Awards would be repurchased or cancelled to satisfy the employee’s withholding tax liability (such amount approximating the tax rate of our employees), we would have an obligation to pay cash relating to approximately 1.8 million shares during fiscal 2010.

1995 Employee Stock Purchase Plan

Our 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on April 21, 2008, authorizes the issuance of a maximum of 6,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Stock-based compensation expense for the employee stock purchase plan is recognized for the fair value benefit accorded to participating employees. At September 30, 2009, 1,565,127 shares were reserved for future issuance. During fiscal 2009, 2008, and 2007, we issued 1,153,805, 651,121 and 640,777 shares of common stock under this plan, respectively. The weighted average fair value of all purchase rights granted in fiscal 2009, 2008 and 2007, were $3.49, $5.09 and $4.51. Stock-based compensation

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense related to the employee stock purchase plan was $3.7 million, $3.4 million and $2.2 million for the fiscal years ended 2009, 2008 and 2007, respectively.

The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed above relative to stock options:

	2009	2008	2007

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	62.1%	53.1%	44.7%
Average risk-free interest rate	0.3%	2.1%	4.7%
Expected term (in years)	0.5	0.5	0.5

19.	Commitments and Contingencies

Operating Leases

We have various operating leases for office space around the world. In connection with many of our acquisitions, we assumed facility lease obligations. Among these assumed obligations are lease payments related to certain office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 14). Additionally, certain of our lease obligations have been included in various restructuring charges (Note 15). The following table outlines our gross future minimum payments under all non-cancelable operating leases as of September 30, 2009 (in thousands):

	Operating	Leases Under	Other Contractual
Year Ending September 30,	Leases	Restructuring	Obligations Assumed	Total

2010	$18,448	$4,196	$13,547	$36,191
2011	17,185	2,647	13,965	33,797
2012	15,880	1,352	12,314	29,546
2013	14,874	408	2,323	17,605
2014	12,631	—	2,326	14,957
Thereafter	39,225	—	3,294	42,519

Total	$118,243	$8,603	$47,769	$174,615

At September 30, 2009, we have subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms is $17.5 million and ranges from approximately $1.5 million to $4.4 million on an annual basis through February 2016.

Total rent expense charged to operations was approximately $19.6 million, $15.2 million and $9.3 million for the years ended September 30, 2009, 2008 and 2007, respectively.

Litigation and Other Claims

Like many companies in the software industry, we have, from time to time been notified of claims that we may be infringing, or contributing to the infringement of, the intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. There is no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to us or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by us.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased stock of Former Nuance, which we acquired in September 2005, between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of the Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, the issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement called for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement was not expected to have any material impact, as payments, if any, were expected to be made by insurance carriers, rather than by us. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. The plaintiffs in the case have since filed amended master allegations and amended complaints. On March 26, 2008, the Court largely denied the defendant’s motion to dismiss the amended complaints. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of the settlement attributable to Former Nuance, and Former Nuance would not bear any financial liability. The Court issued an order granting preliminary approval of the settlement, dated June 9, 2009, and a hearing on final approval of the settlement was held on September 10, 2009. On October 5, 2009, the court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund and certification of the settlement classes. On October 20, 2009, a petition for permission to appeal the court’s October 5, 2009 certification of the settlement classes was filed in the United States Court of Appeals for the Second Circuit. Due to the inherent uncertainties of litigation, we are unable to determine the ultimate outcome or potential range of loss, if any.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2009, we have $1.9 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders currently scheduled in our backlog.

20.	Pension and Other Post-Retirement Benefits

Defined Contribution Plan

We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective July 1, 2003, Company match of employee’s contributions was established. We match 50% of employee contributions up to 4% of eligible salary. Employees who were hired prior to April 1, 2004 were 100% vested into the plan as soon as they started to contribute to the plan. Employees hired April 1, 2004 and thereafter, vest one-third of the contribution annually over a three-year period. Our contributions to the 401(k) Plan totaled $3.2 million, $2.9 million and $1.8 million for fiscal 2009, 2008 and 2007, respectively.

Defined Benefit Pension Plans

In accordance with the provisions set forth in ASC 715, we recognized the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of our postretirement benefit plans in the consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, both of which were previously netted against the plans’ funded status in our consolidated balance sheet pursuant to the provisions of SFAS No. 87, Employers’ Accounting for Pensions, also now included, as amended, within ASC 715. These amounts will be subsequently recognized as net periodic pension expense.

We assumed the assets and obligations related to certain significant defined benefit pension plans in connection with our acquisition of Dictaphone, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. These two pension plans are closed to new participants.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in fiscal 2009 and 2008 in the projected benefit obligation, plan assets and funded status of the defined benefit pension plans (in thousands):

	Pension Benefits
	2009	2008

Change in Benefit Obligations:
Benefit obligation at beginning of period	$22,408	$23,741
Service cost	—	—
Interest cost	1,179	1,275
Plan participants’ contributions	—	—
Curtailments	—	—
Actuarial loss (gain)	2,752	1,245
Expenses paid	—	(4)
Currency exchange rate changes	(2,456)	(2,545)
Benefits paid	(1,033)	(1,304)

Benefit obligation at end of period	22,850	22,408

Change in Plan Assets:
Fair value of plan assets, beginning of period	18,397	23,366
Actual return on plan assets	1,121	(3,021)
Employer contribution	958	1,371
Plan participants’ contribution	—	—
Expenses paid	—	(4)
Currency exchange rate changes	(1,894)	(2,011)
Benefits paid	(1,033)	(1,304)

Fair value of plan assets, end of period	17,549	18,397

Funded status at end of period	$(5,301)	$(4,011)

The amounts recognized in our consolidated balance sheets consisted of the following (in thousands):

	Pension Benefits
	2009	2008

Other assets	$1,124	$1,958
Current liabilities	—	—
Other liabilities	(6,425)	(5,969)

Net liability recognized	$(5,301)	$(4,011)

The amounts recognized in accumulated other comprehensive loss as of September 30, 2009 consisted of the following (in thousands):

Pension Benefits

Prior service cost	$—
Actuarial gain (loss)	(4,953)

Total amount recognized in accumulated other comprehensive loss	$(4,953)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the amounts included in accumulated other comprehensive loss on the consolidated balance sheet as of September 30, 2009, that we expect to recognize in earnings during fiscal 2010 (in thousands):

Pension Benefits

Prior service cost	$—
Actuarial gain (loss)	(404)

The projected benefit obligations for the two defined benefit pension plans was $22.8 million at September 30, 2009.

Included in the table below are the amounts relating to our UK pension plans, which have accumulated benefit obligations and projected benefit obligations in excess of plan assets (in thousands):

	Pension Benefits
	2009	2008

Aggregate projected benefit obligations	$19,967	$19,426
Aggregate accumulated benefit obligations	19,967	19,426
Aggregate fair value of plan assets	13,542	13,456

The components of net periodic benefit cost of the pension plans were as follows (in thousands):

	Pension Benefits
	2009	2008

Service cost	$—	$—
Interest cost	1,179	1,275
Expected return on plan assets	(1,058)	(1,596)
Amortization of unrecognized gain (loss)	47	(103)

Net periodic pension cost	$168	$(424)

Plan Assumptions:

Weighted-average assumptions used in developing the benefit obligations and net periodic benefit cost for the pension plans were as follows:

	Pension
	Benefits
	2009	2008

Discount rate	6.1%	6.2%
Average compensation increase	N/A (1)	N/A (1)
Expected rate of return on plan assets	6.7%	7.0%

(1)	Rate of compensation increase is not applicable as there are no active members in the plan.

We considered several factors when developing the expected return on plan assets, including reviewing analysis of returns relevant to the country where each plan is in effect, historical rates of return from investments, local actuarial projections and market outlook from investment managers. The expected rate of return disclosed above is the weighted average of each country’s expected return on plan assets.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Allocation and Investment Strategy:

The percentages of the fair value of pension plan assets actually allocated and targeted for allocation, by asset category, at September 30, 2009 and September 30, 2008, were as follows:

	Actual		Target
Asset Category	2009	2008	2009	2008

Equity securities	62%	59%	58%	57%
Debt securities	38%	41%	42%	43%

Total	100%	100%	100%	100%

Our investment goal for pension plan assets is designed to provide as much assurance as is possible, in our opinion, that the pension assets are available to pay benefits as they come due and minimize market risk. The expected long-term rate of return for the plan assets is 6.7% for the UK pension plan and for the Canadian pension plan.

Employer Contributions:

We expect to contribute $1.4 million to our pension plans in fiscal 2010. Included in this contribution is a minimum funding requirement associated with our UK pension which requires an annual minimum payment of £859,900 (approximately $1.4 million based on the exchange rate at September 30, 2009) for each year through fiscal 2014.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ending September 30,	Pension Benefits

2010	$1,095
2011	1,145
2012	1,168
2013	1,192
2014	1,238
Thereafter	6,018

Total	$11,856

21.	Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

Domestic	$5,636	$(23,542)	$(1,888)
Foreign	22,553	8,028	10,375

Income (loss) before income taxes	$28,189	$(15,514)	$8,487

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

Current:
Federal	$1,119	$1,048	$1,849
State	5,439	10,782	3,880
Foreign	8,115	2,233	2,705

	14,673	14,063	8,434

Deferred:
Federal	14,952	20,177	11,421
State	12,740	(20,796)	1,036
Foreign	(1,974)	1,110	1,611

	25,718	491	14,068

Provision for income taxes	$40,391	$14,554	$22,502

A reconciliation of our effective tax rate to the statutory federal rate is as follows:

	2009	2008	2007

Federal statutory tax rate	35.0%	35.0%	35.0%
Stock-based compensation	17.5	(30.1)	35.1
Foreign taxes	(6.2)	(13.8)	9.7
Foreign benefit — refundable credits	—	24.9	—
State tax, net of federal benefit	25.3	(48.2)	58.0
State tax law enactment, net of federal benefit	39.9	131.6	—
Nondeductible expenditures	8.8	(9.3)	6.0
Change in valuation allowance	13.5	(192.2)	103.9
Executive compensation	7.6	(1.1)	20.7
Federal credits, net	—	6.3	(6.4)
Other	1.9	3.1	3.1

Effective income tax rate	143.3%	(93.8)%	265.1%

During fiscal 2009, the tax provision includes a charge of $8.0 million related to the Company’s election to treat the eScription acquisition as an asset purchase. Also included in the fiscal 2009 tax provision is a charge of $3.2 million as a result of the Massachusetts state tax law enactment relating to the utilization of net operating losses.

During fiscal 2008, a tax benefit of $20.4 million was recorded when the tax law in Massachusetts was changed which reduced the tax rate that certain deferred tax liabilities would be taxed at when reported in the tax provision in the future. Included in this benefit is $8.0 million related to the treatment of the eScription acquisition as a stock purchase, which the Company subsequently elected to treat as an asset purchase in 2009, as noted above.

The cumulative amount of undistributed earnings of our foreign subsidiaries amounted to $54.1 million at September 30, 2009. We have not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings, as such earnings have been indefinitely reinvested in the business. An estimate of the tax consequences from the repatriation of these earnings is not practicable at this time resulting from the complexities of the utilization of foreign tax credits and other tax assets.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following at September 30, 2009 and 2008 (in thousands):

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$225,660	$194,547
Federal and state credit carryforwards	19,241	12,600
Capitalized development costs	26,351	23,302
Accrued expenses and other reserves	51,315	75,079
Deferred revenue	14,490	13,576
Deferred compensation	18,335	15,914
Depreciation	2,955	2,988
Other	8,655	9,985

Total deferred tax assets	367,002	347,991
Valuation allowance for deferred tax assets	(239,671)	(182,961)

Net deferred tax assets	127,331	165,030
Deferred tax liabilities:
Acquired intangibles	(180,148)	(210,072)

Net deferred tax liabilities	$(52,817)	$(45,042)

Reported as:
Current deferred tax assets(a)	$1,394	$1,703
Long-term deferred tax assets(b)	3,749	—
Current deferred tax liabilities(c)	(1,614)	—
Long-term deferred tax liability(d)	(56,346)	(46,745)

Net deferred tax liabilities	$(52,817)	$(45,042)

(a)	Included in prepaid expenses and other current assets in the consolidated balance sheets.

(b)	Included in other assets in the consolidated balance sheets.

(c)	Included in accrued expenses and other current liabilities in the consolidated balance sheets.

(d)	Included in deferred tax liability in the consolidated balance sheets.

As of September 30, 2009, our valuation allowance for U.S. net deferred tax assets totaled $207.7 million, which consists of $156.0 million in beginning allowance, plus a $15.7 million increase to income tax provision due to increases in net deferred tax assets in fiscal 2009 and a $36.0 million increase in valuation allowance resulting from goodwill and acquisition related adjustments. A portion of the deferred tax liabilities are created resulting from the different treatment of goodwill for book and tax purposes which cannot offset deferred tax assets in determining the valuation allowance.

As of September 30, 2009 and 2008, $164.3 million and $124.5 million, respectively, of our valuation allowance is associated with tax assets arising from business combinations. When and if any of this valuation allowance is released, will be recorded as a benefit in the statement of operations upon our adoption of ASC 805 on October 1, 2010.

At September 30, 2009 and 2008, we had U.S. federal net operating loss carryforwards of $600.6 million and $546.4 million, respectively, of which $186.7 million and $194.9 million, respectively, relate to tax deductions from stock-based compensation. At September 30, 2009 and 2008, we had state net operating loss carryforwards of

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$170.2 million and $133.5 million, respectively. At September 30, 2009 and 2008, we had federal research and development carryforwards of $13.0 million and $8.2 million, respectively. At September 30, 2009 and 2008, we had state research and development credit carryforwards of $6.9 million and $7.1 million, respectively. The net operating loss and credit carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state tax provisions. These carryforwards will expire at various dates beginning in 2009 and extending through 2028, if not utilized.

Uncertain Tax Positions

Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), now referred to as ASC 740-10 and we began establishing reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. Under the comprehensive model, reserves are established when we have determined that it is more likely than not that a tax position will or will not be sustained and at the greatest amount for which the result is more likely than not. As a result of the adoption of ASC 740-10, during fiscal 2008, we recognized an adjustment of $0.9 million in our liability for unrecognized tax benefits.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows:

	September 30,
	2009	2008

Balance, beginning of year	$2.7	$2.5
Increases for tax positions taken during prior periods	3.1	—
Increases for interest charges	0.5	0.2
Increases for acquisitions	6.8	—
Decreases for tax settlements	(1.0)	—

Balance, at end of year	$12.1	$2.7

As of September 30, 2009, $12.1 million of the unrecognized tax benefits, if recognized, would affect our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes and had accrued $0.9 million of such interest and penalties as of September 30, 2009.

We are subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. The federal, state and foreign tax returns are generally subject to tax examinations for the tax years ended in 2005 through 2008.

22.	Segment and Geographic Information and Significant Customers

We follow the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, now referred to as ASC 280, which establishes standards for reporting information about operating segments. ASC 280 also established standards for disclosures about products, services and geographic areas. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker (“CODM”) is the Chief Executive Officer of the Company.

We have several customer-facing market groups that oversee the core markets where we conduct business. Beginning in fiscal 2009, these groups were referred to as Mobile-Enterprise, Healthcare-Dictation, and Imaging. Each of these market groups has a president who has direct responsibility and oversight related to go-to-market

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategies and plans, product management and product marketing activities. These groups do not directly manage centralized or shared resources or the allocation decisions regarding the activities related to these functions, which include sales and sales operations, certain research and development initiatives, business development and all general and administrative activities. Our CODM directly oversees each of the presidents, as well as each of the functions that provide the shared and centralized activities noted above. To manage the business, allocate resources and assess performance, the CODM primarily reviews revenue data by market group, while reviewing gross margins, operating margins, and other measures of income or loss on a consolidated basis. Thus, we have determined that we operate in one segment.

The following table presents revenue information for our three core markets (in thousands):

	Fiscal	Fiscal	Fiscal
	2009	2008	2007

Mobile-Enterprise	$462,316	$438,785	$246,762
Healthcare-Dictation	418,373	349,744	281,290
Imaging	69,663	79,933	73,944

Total Revenue	$950,352	$868,462	$601,996

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (table in thousands):

	2009	2008	2007

United States	$706,858	$669,239	$471,636
International	243,494	199,223	130,360

Total	$950,352	$868,462	$601,996

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (table in thousands):

	September 30,	September 30,
	2009	2008

United States	$2,395,923	$2,066,106
International	307,864	264,810

Total	$2,703,787	$2,330,916

23.	Related Parties

A member of our Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides professional services to us. These services may from time-to-time include contingent fee arrangements. For fiscal 2009, 2008 and 2007, we paid $8.7 million, $13.1 million and $8.6 million, respectively, to Wilson Sonsini Goodrich & Rosati for professional services. As of September 30, 2009 and 2008, we had $1.7 million and $2.6 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

Two members of our Board of Directors are employees of Warburg Pincus, a significant shareholder. On January 29, 2009 and May 20, 2008, we consummated stock purchase agreements with Warburg Pincus. See Note 17 for further information.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Quarterly Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2009
Total revenue	$216,834	$229,145	$241,040	$263,333	$950,352
Gross margin	$134,534	$140,767	$147,081	$168,419	$590,801
Net income (loss)	$(24,550)	$7,067	$(1,009)	$6,290	$(12,202)
Net income (loss) per share:
Basic	$(0.10)	$0.03	$(0.00)	$0.02	$(0.05)
Diluted	$(0.10)	$0.03	$(0.00)	$0.02	$(0.05)
Weighted average common shares outstanding:
Basic	236,237	250,656	260,750	266,932	253,644
Diluted	236,237	269,187	260,750	285,948	253,644

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2008
Total revenue	$195,024	$203,302	$216,744	$253,392	$868,462
Gross margin	$126,183	$119,506	$137,859	$169,271	$552,819
Net income (loss)	$(15,425)	$(26,791)	$(9,866)	$22,014	$(30,068)
Net income (loss) per share:
Basic	$(0.08)	$(0.13)	$(0.05)	$0.10	$(0.14)
Diluted	$(0.08)	$(0.13)	$(0.05)	$0.09	$(0.14)
Weighted average common shares outstanding:
Basic	194,528	206,348	213,683	224,568	209,801
Diluted	194,528	206,348	213,683	246,525	209,801

25.	Subsequent Events

On October 9, 2009, we entered into a five-year joint research collaboration with a third party to accelerate the development of state-of-the art speech offerings for enterprise and mobile technologies and consumer electronics. All new technologies derived from the collaboration will be jointly-owned by the two parties. In consideration for the services from the third party in the collaboration efforts, we will pay $80.0 million in five equal payments of $16.0 million at the beginning of each year, over the five-year period, payable in cash or our common stock, at our option. These payments will be recorded as prepaid R&D services and amortized into R&D expense ratably over each annual period. Any payments under this arrangement made in our common stock are subject to a security price guarantee. The security price guarantee requires a payment from either us to the third party, or from the third party to us based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. On October 14, 2009, we made our first payment under the arrangement consisting of 1,047,120 shares of common stock valued at $16.0 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2009, utilizing the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2009 issued by BDO Seidman, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), within 120 days of the end of the fiscal year covered by this report, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section titled “Executive Compensation, Management and Other Information” in our Proxy Statement.

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

It is the policy of the Board that all transactions required to be reported pursuant to Item 404 of Regulation S-K be subject to approval by the Audit Committee of the Board. In furtherance of relevant NASDAQ rules and our commitment to corporate governance, the charter of the Audit Committee provides that the Audit Committee shall review and approve any proposed related party transactions including, transactions required to be reported pursuant to Item 404 of Regulation S-K for potential conflict of interest situations. The Audit Committee reviews the material facts of all transactions that require the committee’s approval and either approves or disapproves of the transaction. In determining whether to approve a transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

The additional information required by this item regarding certain relationships and related party transactions is incorporated by reference to the information set forth in the sections titled “Related Party Transactions” and “Director Independence” in our Proxy Statement.

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

Date: November 25, 2009	/s/ Paul A. Ricci Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 25, 2009	/s/ Thomas L. Beaudoin Thomas L. Beaudoin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 25, 2009	/s/ Daniel D. Tempesta Daniel D. Tempesta, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Date: November 25, 2009	/s/ Robert J. Frankenberg Robert J. Frankenberg, Director

Date: November 25, 2009	/s/ Patrick T. Hackett Patrick T. Hackett, Director

Date: November 25, 2009	/s/ William H. Janeway William H. Janeway, Director

Date: November 25, 2009	/s/ Katharine A. Martin Katharine A. Martin, Director

Date: November 25, 2009	/s/ Mark Myers Mark Myers, Director

Date: November 25, 2009	/s/ Philip Quigley Philip Quigley, Director

Date: November 25, 2009	/s/ Robert G. Teresi Robert G. Teresi, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Amended and Restated Agreement and Plan of Merger, made and entered into as of February 1, 2005, and effective as of November 15, 2004, by and among ScanSoft, Phonetics Acquisition Ltd., Phonetic Systems Ltd. and Magnum Communications Fund L.P., as Shareholder Representative.	8-K	0-27038	2.1	2/7/2005
2.2	Agreement and Plan of Merger by and among Nuance Communications, Inc., Phoenix Merger Sub, Inc. and Dictaphone Corporation dated as of February 7, 2006.	8-K	0-27038	2.1	2/9/2006
2.3	Stock Purchase Agreement, dated as of June 21, 2007, by and among AOL LLC, Tegic Communications, Inc. and Nuance Communications, Inc.	8-K	0-27038	2.1	6/27/2007
2.4	Agreement and Plan of Merger by and among Nuance, Vicksburg Acquisition Corporation, Voice Signal Technologies, Inc., U.S. Bank National Association, as Escrow Agent, and Stata Venture Partners, LLC, as Stockholder Representative, dated as of May 14, 2007.	8-K	0-27038	2.1	5/18/2007
2.5	Agreement and Plan of Merger by and among Nuance Communications, Inc., Beryllium Acquisition Corporation, Beryllium Acquisition LLC and BeVocal, Inc. dated as of February 21, 2007.	8-K	0-27038	2.1	2/27/2007
2.6	Share Purchase Agreement dated March 13, 2007 by and among Nuance Communications, Inc., Bethany Advisors Inc., Focus Softek India (Private) Limited and U.S. Bank National Association, as Escrow Agent.	8-K	0-27038	2.1	3/28/2007
2.7	Agreement and Plan of Merger by and among Nuance Communications, Inc., Csonka Acquisition Corporation, Csonka Acquisition LLC, Commissure Inc., U.S. Bank National Association, as escrow agent, and Michael J. Mardini, as the shareholder representative dated as of September 28, 2007.	8-K	0-27038	2.1	10/4/2007
2.8	Agreement and Plan of Merger by and among Nuance Communications, Inc., Vineyard Acquisition Corporation, Vineyard Acquisition LLC, Vocada, Inc., U.S. Bank National Association, as Escrow Agent, and John Purtell, as Stockholder Representative, dated as of October 16, 2007.	8-K	0-27038	2.1	10/22/2007

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.9	Agreement and Plan of Merger by and among Nuance Communications, Inc., Vanhalen Acquisition Corporation, Vanhalen Acquisition LLC, Viecore, Inc., U.S. Bank National Association, as Escrow Agent, and Thoma Cressey Bravo, Inc., as Stockholder Representative, dated as of October 21, 2007.	8-K	0-27038	2.1	10/25/2007
2.10	Agreement and Plan of Merger by and among Nuance Communications, Inc., Easton Acquisition Corporation, eScription, Inc., U.S. Bank National Association, as Escrow Agent and Paul Egerman as Stockholder Representative, dated as of April 7, 2008.	8-K	0-27038	2.1	4/11/2008
2.11	Share Purchase Agreement (Relating to shares in Philips Speech Recognition Systems GmbH) between Koninklijke Philips Electronics N.V. and Nuance Communications, Inc. dated as of September 26, 2008.	8-K	0-27038	2.1	10/3/2008
2.12	Agreement and Plan of Merger by and among Nuance Communications, Inc., SpeakEasy Acquisition Corporation, SpeakEasy Acquisition LLC, SNAPin Software, Inc., Thomas S. Huseby as Stockholder Representative and U.S. Bank National Association, as Escrow Agent, dated as of August 13, 2008.	8-K	0-27038	2.1	10/3/2008
2.13	Amendment effective as of September 24, 2008, by and among Nuance Communications, Inc., SpeakEasy Acquisition Corporation, SpeakEasy Acquisition LLC, SNAPin Software, Inc., Thomas S. Huseby as Stockholder Representative and U.S. Bank National Association, as Escrow Agent.	8-K	0-27038	2.2	10/3/2008
2.14	Amendment No. 1, dated as of November 20, 2007, by and among Nuance Communications, Inc., Vanhalen Acquisition Corporation, VanHalen Acquisition LLC, Viecore, Inc., and Thoma Cressey Bravo, Inc. as Shareholder Representative.	10-Q	0-27038	2.3	2/11/2008
2.15	Amendment No. 2, dated as of November 29, 2007, by and among Nuance Communications, Inc. and Thoma Cressey Bravo, Inc. as the representative of the Company’s shareholders.	10-Q	0-27038	2.4	2/11/2008
2.16	Arrangement Agreement, dated as of February 26, 2009, by and between Nuance Communications, Inc. and Zi Corporation.	8-K	0-27038	2.1	2/27/2009

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.17	Agreement and Plan of Merger, dated as of September 30, 2009, by and among Nuance Communications, Inc., Epic Acquisition Corporation, Epic Acquisition LLC, eCopy, Inc., U.S. Bank National Association, as Escrow Agent, and Gary Hall, as Stockholder Representative.	8-K	0-27038	2.1	10/6/2009
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Common Stock Purchase Warrant.	S-4	333-70603	Annex A	1/14/1999
4.3	Common Stock Purchase Warrants, dated March 15, 2004, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.3	5/10/2004
4.4	Common Stock Purchase Warrants, dated May 9, 2005, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4	333-125496	4.11	6/3/2005
4.5	Indenture, dated as of August 13, 2007, between Nuance Communications, Inc. and U.S. Bank National Association, as Trustee (including form of 2.75% Convertible Subordinated Debentures due 2027).	8-K	0-27038	4.1	8/17/2007
4.6	Purchase Agreement, dated as of April 7, 2008 by and among Nuance Communications, Inc. and the Purchasers identified on Exhibit A (Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII, C.V.I., WP-WP VIII Investors, L.P.).	8-K	0-27038	2.2	4/11/2008
4.7	Purchase Agreement, dated as of January 13, 2009, by and among Nuance Communications, Inc. and the Purchasers identified on Exhibit A (Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.).	8-K	0-27038	2.1	1/16/2009

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.8	Third Amended and Restated Stockholders Agreement, dated as of January 29, 2009, by and among Nuance Communications, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, and WP-WPVIII Investors, L.P., Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.	10-Q	0-27038	4.1	2/9/2009
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci.*	S-8	333-49656	4.3	11/9/2000
10.3	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan.*	S-8	333-33464	10.4	3/29/2000
10.4	1993 Incentive Stock Option Plan, as amended.*	S-1	333-100647	10.17	10/21/2002
10.5	1995 Employee Stock Purchase Plan, as amended and restated on April 27, 2000.*	14A	0-27038	Annex D	4/13/2004
10.6	Amended and Restated 1995 Directors’ Stock Option Plan, as amended.*	14A	0-27038	10.2	3/17/2005
10.7	1997 Employee Stock Option Plan, as amended.*	S-1	333-100647	10.19	10/21/2002
10.8	1998 Stock Option Plan.*	S-8	333-74343	99.1	3/12/1999
10.9	Amended and Restated 2000 Stock Option Plan.*	14A	0-27038	10.1	3/17/2005
10.10	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.11	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.12	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.13	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.14	Nuance Communications, Inc. 1998 Stock Plan.*	S-8	333-128396	4.3	9/16/2005
10.15	Nuance Communications, Inc. 1994 Flexible Stock Incentive Plan.*	S-8	333-128396	4.4	9/16/2005
10.16	Form of Restricted Stock Purchase Agreement.*	10-K/A	0-27038	10.17	12/15/2006
10.17	Form of Restricted Stock Unit Purchase Agreement.*	10-K/A	0-27038	10.18	12/15/2006
10.18	Form of Stock Option Agreement.*	10-K/A	0-27038	10.19	12/15/2006
10.19	2005 Severance Benefit Plan for Executive Officers.*	10-Q	0-27038	10.1	5/10/2005
10.20	Officer Short-term Disability Plan.*	10-Q	0-27038	10.2	5/10/2005
10.21	Technology Transfer and License Agreement, dated as of January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	333-100647	10.30	2/7/2003

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.22	Letter, dated February 17, 2003, from the Registrant to Jeanne McCann regarding certain employment matters.*	10-Q	0-27038	10.1	5/15/2003
10.23	Employment Agreement, dated March 9, 2004, by and between the Registrant and John Shagoury.*	10-Q	0-27038	10.1	8/9/2004
10.24	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters.*	10-Q	0-27038	10.2	8/9/2004
10.25	Letter dated September 25, 2006, from the Registrant to Don Hunt regarding certain employment matters.	10-K/A	0-27038	10.29	12/15/2006
10.26	Amended and Restated Credit Agreement dated as of April 5, 2007, among Nuance Communications, Inc., the Lenders party thereto from time to time, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC and Banc Of America Securities LLC, as co-arrangers, and Citigroup Global Markets INC., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as joint bookrunners.	8-K	0-27038	10.1	4/11/2007
10.27	Amendment Agreement, dated as of April 5, 2007, among Nuance, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, INC., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, the Lenders, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, Credit Suisse Securities (USA) LLC, as joint bookrunner and co-arranger, and Banc Of America Securities LLC, as co-arranger.	8-K	0-27038	10.2	4/11/2007
10.28	Increase Joinder, dated as of August 24, 2007, by and among Nuance Communications, Inc. and the other parties identified therein, to the Amended and Restated Senior Secured Credit Facility dated as of April 5, 2007.	8-K	0-27038	10.1	8/30/2007
10.29	Stock Option Agreement, dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007
10.30	Restricted Stock Purchase Agreement (Performance Based Vesting), dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.31	Restricted Stock Purchase Agreement (Time Based Vesting), dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007
10.32	Amended and Restated 2000 Stock Plan.	8-K	0-27038	10.1	3/15/2007
10.33	Letter, dated June 3, 2008, from the Registrant to Thomas L. Beaudoin regarding certain employment matters.	10-K	0-27038	10.39	12/1/2008
10.34	Amended and Restated Employment Agreement, dated as of December 29, 2008, by and between Nuance Communications, Inc. and Paul Ricci.*	10-Q	0-27038	10.1	2/9/2009
10.35	Amended and Restated Stock Plan.*	8-K	0-27038	99.1	2/5/2009
10.36	Amended and Restated Employment Agreement, dated as of June 23, 2009, by and between Nuance Communications, Inc. and Paul Ricci.*	8-K	0-27038	99.1	6/26/2009
14.1	Registrant’s Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO Seidman, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

*	Denotes management compensatory plan or arrangement