Form 10-Q
period 2009-12-31
Nuance Communications, Inc.
filed 2010-02-09
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

The number of shares of the Registrant’s Common Stock, outstanding as of January 31, 2010, was 283,960,393.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except
	per share amounts)

Revenue:
Product and licensing	$113,227	$85,575
Professional services and hosting	103,695	90,192
Maintenance and support	46,055	41,067

Total revenue	262,977	216,834

Cost of revenue:
Product and licensing	12,591	8,757
Professional services and hosting	61,996	58,482
Maintenance and support	7,990	7,043
Amortization of intangible assets	11,018	8,018

Total cost of revenue	93,595	82,300

Gross profit	169,382	134,534

Operating expenses:
Research and development	36,950	30,550
Sales and marketing	65,562	60,474
General and administrative	27,451	25,589
Amortization of intangible assets	22,126	17,348
Acquisition-related costs, net	12,805	5,903
Restructuring and other charges, net	615	2,098

Total operating expenses	165,509	141,962

Income (loss) from operations	3,873	(7,428)
Other income (expense):
Interest income	436	1,420
Interest expense	(10,237)	(14,926)
Other income, net	1,990	6,227

Loss before income taxes	(3,938)	(14,707)
Provision for income taxes	340	11,611

Net loss	$(4,278)	$(26,318)

Net loss per share:
Basic and diluted	$(0.02)	$(0.11)

Weighted average common shares outstanding:
Basic and diluted	279,068	236,237

See accompanying notes. Financial statements as of September, 30, 2009 and for the three months ended
December 31, 2008 have been adjusted for the retrospective application of FASB ASC 470-20 (see Notes 2 and 12).

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(Unaudited)
	(In thousands, except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$426,902	$527,038
Accounts receivable, less allowances for doubtful accounts of $7,168 and $6,833	215,293	199,548
Acquired unbilled accounts receivable	10,125	9,171
Inventories, net	7,946	8,525
Prepaid expenses and other current assets	58,122	51,545

Total current assets	718,388	795,827
Land, building and equipment, net	53,094	53,468
Goodwill	2,019,685	1,891,003
Intangible assets, net	723,730	706,805
Other assets	69,457	52,361

Total assets	$3,584,354	$3,499,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$7,985	$6,862
Contingent and deferred acquisition payments	10,838	91,431
Accounts payable	70,578	59,574
Accrued expenses and other current liabilities	176,992	104,819
Accrued business combination costs	10,375	12,144
Deferred maintenance revenue	87,735	84,607
Unearned revenue and customer deposits	54,919	59,788

Total current liabilities	419,422	419,225
Long-term portion of debt and capital leases	849,291	848,898
Long-term portion of accrued business combination costs	22,062	24,904
Deferred revenue, net of current portion	45,872	33,904
Deferred tax liability	55,865	56,346
Other liabilities	70,192	73,186

Total liabilities	1,462,704	1,456,463

Commitments and contingencies (Notes 2, 5 and 18)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 287,211 and 280,647 shares issued and 283,472 and 276,935 shares outstanding	287	281
Additional paid-in capital	2,392,352	2,308,992
Treasury stock, at cost (3,739 and 3,712 shares)	(16,601)	(16,214)
Accumulated other comprehensive income	7,515	7,567
Accumulated deficit	(266,534)	(262,256)

Total stockholders’ equity	2,121,650	2,043,001

Total liabilities and stockholders’ equity	$3,584,354	$3,499,464

See accompanying notes. Financial statements as of September 30, 2009 and for the three months ended
December 31, 2008 have been adjusted for the retrospective application of FASB ASC 470-20 (see Notes 2 and 12).

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(4,278)	$(26,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	5,086	4,570
Amortization of intangible assets	33,144	25,366
Non-cash interest expense	3,279	3,159
Bad debt provision	771	1,627
Stock-based compensation	20,066	16,987
Gain on foreign currency forward contracts	—	(8,049)
Deferred tax provision	(311)	6,420
Other	(80)	(25)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,267)	22,735
Inventories	574	(766)
Prepaid expenses and other assets	(99)	(4,698)
Accounts payable	(3,709)	21,883
Accrued expenses and other liabilities	7,403	10,878
Deferred revenue	9,473	6,993

Net cash provided by operating activities	65,052	80,762

Cash flows from investing activities:
Capital expenditures	(2,756)	(8,608)
Payments for acquisitions, net of cash acquired	(141,721)	(37,353)
Proceeds from maturities of marketable securities	—	56
Payments for equity investment	(14,970)	(159)
Payments for capitalized patent costs and licensing agreements	—	(50,000)

Net cash used in investing activities	(159,447)	(96,064)

Cash flows from financing activities:
Payments of debt and capital leases	(1,740)	(1,766)
Purchases of treasury stock	(387)	(66)
Payments of other long-term liabilities	(2,256)	(2,369)
Proceeds from issuance of common stock from employee stock options and purchase plan	5,181	737
Cash used to net share settle employee equity awards	(7,229)	(2,652)

Net cash used in financing activities	(6,431)	(6,116)

Effects of exchange rate changes on cash and cash equivalents	690	(763)

Net decrease in cash and cash equivalents	(100,136)	(22,181)
Cash and cash equivalents at beginning of period	527,038	261,540

Cash and cash equivalents at end of period	$426,902	$239,359

See accompanying notes. Financial statements as of September 30, 2009 and for the three months ended
December 31, 2008 have been adjusted for the retrospective application of FASB ASC 470-20 (see Notes 2 and 12).

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

The consolidated financial statements include the accounts of Nuance Communications, Inc. (“Nuance”, “we”, or “the Company”) and our wholly-owned subsidiaries. We prepared these unaudited interim consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim periods. In our opinion, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position for the periods disclosed. Intercompany transactions have been eliminated.

On December 30, 2009, we acquired SpinVox Limited (“SpinVox”), a UK-based privately-held company engaged in the business of providing voice to text services. Refer to Note 4 for additional information.

Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with GAAP has been omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Interim results are not necessarily indicative of the results that may be expected for a full year.

We reclassified certain acquisition-related costs included within operating expenses for the three-month period ended December 31, 2008 to conform to our revised statement of operations presentation for such costs as disclosed in Note 2 below. Such reclassifications did not affect total revenues, gross profit, income (loss) from operations, net income (loss), or cash flow from operations.

We evaluated subsequent events through the date and time our unaudited consolidated financial statements were filed with the Securities and Exchange Commission (“SEC”) on February 9, 2010.

2.	Summary of Significant Accounting Policies

We have made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, other than as outlined below.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles (formerly referred to as Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have included references to the Codification, where appropriate, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and in these unaudited interim consolidated financial statements.

Adoption of new accounting standards

•	During the first quarter of fiscal 2010, we adopted the guidance in ASC 805, Business Combinations (formerly referred to as SFAS No. 141 (revised), Business Combinations (“SFAS 141R”)) and related Staff Positions effective October 1, 2009. ASC 805 supersedes the previous accounting guidance related to business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of and subsequent accounting for contingent consideration, the recognition of acquired in-process research and development, the accounting for acquisition-related restructurings, the treatment of acquisition-related transaction costs and the recognition of changes in

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the acquirer’s income tax valuation allowance. The guidance is applied prospectively from the date of acquisition with minor exception related to income tax contingencies from companies acquired prior to the adoption date. As a result of our adoption of the new guidance, we expensed $2.2 million in acquisition-related transaction costs which were capitalized as of September 30, 2009, as well as $4.5 million of transaction costs incurred during the first quarter of fiscal 2010. These costs were recorded as expense within the “acquisition-related costs, net” line in the consolidated statement of operations.

•	During the first quarter of fiscal 2010, we adopted the remaining provisions of ASC 820 (formerly referred to as SFAS No. 157, Fair Value Measurements) related to non-financial assets and non-financial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis, as well as the provisions of ASC 350-30-25-5 [formerly referred to as Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets] as they apply to defensive intangible assets. ASC 820-10-15-1A deferred our adoption of the remaining provisions of ASC 820 to the first quarter of fiscal 2010. The adoption of these standards did not have a material impact on our consolidated financial statements; however, the effect of these standards could be material in future periods to the extent they impact the manner in which we assess fair value of our non-financial assets and liabilities and depending on the extent to which we acquire defensive intangible assets.

•	During the first quarter of fiscal 2010, we adopted the guidance in ASC 350-30-65-1 (formerly referred to as FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 (formerly known as SFAS No. 142, Goodwill and Intangible Assets). The adoption of this guidance had no material impact on our financial statements.

•	During the first quarter of fiscal 2010, we adopted the guidance in ASC 815-40-15 (formerly referred to as EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). ASC 815-40-15 provides guidance in assessing whether derivative instruments meet the criteria in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, now referred to as ASC 815, for being considered indexed to an entity’s own common stock. We have completed our evaluation of the impact of ASC 815-40-15 and have determined the impact is immaterial based on the nature of our derivative and hedging activities.

•	During the first quarter of fiscal 2010, we adopted the provisions in FASB ASC 470-20 as they relate to our convertible debt instruments that may be settled in cash upon conversion (formerly referred to as FSP APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)) effective October 1, 2009. The guidance requires us to separately account for the liability (debt) and equity (conversion option) components of our convertible debt instruments that require or permit settlement in cash upon conversion in a manner that reflects our nonconvertible debt borrowing rate at the time of issuance. The equity components of our convertible debt instruments are recorded to stockholders’ equity with an offsetting debt discount. The debt discount created is amortized to interest expense in our consolidated statement of operations using the effective interest method over the expected term of the convertible debt. The provisions herein discussed have been applied retrospectively to all financial information presented. Refer to information below and in Note 12 for further information.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the retrospective effect of adopting ASC 470-20 to the consolidated statement of operations for the three months ended December 31, 2008 (in thousands):

		As Adjusted for
	As Originally	Retrospective
	Reported	Application

Interest expense	$13,158	$14,926
Loss before income taxes	(12,939)	(14,707)
Net loss	(24,550)	(26,318)
Basic and diluted loss per share	$(0.10)	$(0.11)

The following table illustrates the retrospective effect of adopting ASC 470-20 to the consolidated balance sheet as of September 30, 2009 (in thousands):

		As Adjusted for
	As Originally	Retrospective
	Reported	Application

Other assets(a)	$52,511	$52,361
Long-term portion of debt and capital leases(b)	888,611	848,898
Additional paid-in-capital(c)	2,254,511	2,308,992
Accumulated deficit	$(247,338)	$(262,256)

(a)	Other assets have been adjusted for the portion of the debt issuance costs attributable to the 2.75% Convertible Senior Notes that must be retrospectively allocated to the equity component of the debt instrument through additional paid-in-capital as of the date of the notes issuance.

(b)	Long-term portion of debt and capital leases has been adjusted to reflect retrospective recognition of the debt discount created by bifurcating the equity component of the convertible notes from the liability component.

(c)	Additional paid-in-capital has been adjusted to reflect recording, retrospectively, the equity component of the convertible notes, as well as the equity component allocation of the debt issuance costs attributable to the 2.75% Convertible Senior Notes.

Acquisition-Related Costs, net

Acquisition-related costs include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third-parties; professional service fees, including direct third-party costs of the transaction and post-acquisition legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. Previous to our adoption of ASC 805 in fiscal 2010, certain acquisition-related costs and adjustments now recorded as operating expenses in our consolidated statements of operations were included as a part of the consideration transferred and capitalized as a part of the accounting for our business acquisitions pursuant to previous accounting rules, primarily direct transaction

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs. In addition, there were no items under the legacy business combination accounting guidance that were required to be re-measured to fair value on a recurring basis.

	Three Months Ended
	December 31,
	2009	2008

Transition and integration costs	$3,453	$1,327
Professional service fees	9,298	4,516
Acquisition-related adjustments	54	60

Total	$12,805	$5,903

Accounting for Collaboration Agreements

On October 9, 2009, we entered into a five-year agreement with a third party to accelerate the development of new speech technologies. All intellectual property derived from the collaboration will be jointly-owned by the two parties and Nuance will have the sole rights to commercialize the intellectual property during the term of the agreement. All sales related thereto will be recorded as revenue by the selling party. In consideration for the services from the third party in the collaboration efforts, as well as the joint ownership rights over intellectual property developed under the arrangement and the exclusive right to commercialize such developed intellectual property for the term of the arrangement, we will pay $80.0 million in five equal payments of $16.0 million on August 15th of each year, payable in cash or our common stock, at our option. These upfront payments will be recorded as a prepaid asset and expensed ratably over each annual period, commensurate with the pattern in which we expect the third party to perform its services and convey our rights under the arrangement. On October 14, 2009, we made our first payment under the arrangement consisting of 1,047,120 shares of our common stock valued at $16.0 million.

On January 13, 2010, we amended the collaboration agreement to extend certain provisions thereof for eighteen months following the termination of the agreement. In consideration for the extension, we agreed to pay an additional $12.0 million to the third-party in five equal payments of $2.4 million on August 15th of each year over the five-year agreement term, payable in cash or our common stock, at our option, with the exception of the first of these additional payments, which we expect to make during the second quarter of fiscal 2010. These upfront payments will be recorded as a prepaid asset when made and expensed ratably over the eighteen-month extension period.

Recently Issued Accounting Standards

In September 2009, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables, which has since been codified in the FASB Accounting Standards Codification (“the Codification” or “ASC”) as Accounting Standards Update (“ASU”) No. 2009-13 (“ASU 2009-13), supersedes EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, now referred to as ASC 605-25-50-1. ASU 2009-13 eliminates the residual method of accounting for non-software arrangements, as well as the associated requirements for establishing vendor objective evidence of fair value. The residual method is replaced in ASU 2009-13 by the estimated selling price method whereby revenue in a multiple-element arrangement is allocated to each element based on its estimated selling price. Estimating selling price is established through a hierarchy starting with vendor-specific objective evidence of fair value, followed by third-party evidence, and lastly by any reasonable, objective estimate of the selling price were the element to be sold on a standalone basis. Estimates of selling price must consider both entity-specific factors and market conditions. ASU 2009-13 is applied prospectively to all revenue transactions entered into, or materially modified, after June 15, 2010. Early adoption is permitted if adopted as of the beginning of an entity’s fiscal year and no prior interim period financial statements from that fiscal year have already been issued or the entity retrospectively applies the provisions of this ASU to its previously-issued current fiscal

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year interim financial statements. We currently do not expect that the adoption of ASU 2009-13 will have a material impact on our consolidated financial statements.

In September 2009, the EITF ratified EITF Issue No. 09-3, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements, which has since been codified in the Codification as ASU No. 2009-14 (“ASU 2009-14”). ASU 2009-14 applies to multiple-element arrangements that contain both software and hardware elements, and amends the scope of AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, now referred to as ASC 985-605, to exclude tangible products containing software and non-software components that together function to deliver the product’s essential functionality from the scope of ASC 985-605. ASU 2009-14 is applied prospectively to all revenue transactions entered into, or materially modified, after June 15, 2010. Early adoption is permitted only when ASU 2009-13 is also early adopted as of the same period. We are continuing to evaluate the potential impact of this ASU on our consolidated financial statements.

3.	Comprehensive Loss

The components of comprehensive loss are as follows (table in thousands):

	Three Months Ended
	December 31,
	2009	2008

Net loss	$(4,278)	$(26,318)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(864)	11,790
Unrealized gains on cash flow hedge derivatives, net	811	4,219

Net comprehensive income (loss) adjustments	(53)	16,009

Other comprehensive loss	$(4,331)	$(10,309)

4.	Business Acquisitions

Acquisition of SpinVox

On December 30, 2009 we acquired all of the outstanding capital stock of SpinVox Limited (“SpinVox”), a UK-based privately-held company engaged in the business of providing voice to text services. The acquisition was a non-taxable event and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The revenues and expenses of SpinVox for the one day, December 31, 2009, of the reporting period during which SpinVox was a part of Nuance were excluded from our consolidated results for the three months ended December 31, 2009 as such amounts for that one day were immaterial.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the preliminary allocation of the purchase consideration is as follows (in thousands):

Total purchase consideration:
Cash	$67,500
Common stock(a)	36,352

Total purchase consideration	$103,852

Allocation of the purchase consideration:
Cash	$4,061
Accounts receivable(b)	13,715
Other assets	2,836
Property and equipment	1,902
Identifiable intangible assets	45,300
Goodwill	110,105

Total assets acquired	177,919
Current liabilities	(73,015)
Deferred revenue	(1,052)

Total liabilities assumed	(74,067)

Net assets acquired	$103,852

(a)	Approximately 2.3 million shares of our common stock valued at $15.81 per share based on the closing price of our common stock on the acquisition date were issued at closing.

(b)	Accounts receivable have been recorded at their estimated fair value, which consists of the gross accounts receivable assumed of $14.4 million, reduced by fair value reserve of $0.7 million, which represents the portion of SpinVox’s contractually owed accounts receivable we do not expect to be able to collect.

The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on a preliminary valuation (table in thousands, except for years):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$28,000	14.0
Core and completed technology	16,300	4.3
Trade name	1,000	1.5

Total	$45,300

Pro Forma Results

The following table shows unaudited pro forma results of operations as if we had acquired SpinVox on October 1, 2008 (table in thousands, except per share data):

	Three Months Ended December 31,
	2009	2008

Revenue	$274,953	$217,946
Net loss	$(35,840)	$(55,072)
Net loss per share	$(0.13)	$(0.23)

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Contingent Acquisition Payments

Earn-out Payments

In connection with our acquisition of SNAPin Software, Inc. (“SNAPin”) we agreed to make a contingent earn-out payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. Additionally, we would be required to issue earn-out consideration to SNAPin option holders. This option earn-out consideration, if earned, is payable at our sole discretion, in cash, stock or additional options to purchase common stock. The total value of this option earn-out consideration may aggregate up to $2.5 million, which will be recorded as compensation expense over the service period, if earned. These earn-out payments, if any, would be payable upon the final measurement of the performance targets. Through December 31, 2009, we have recorded approximately $10.1 million related to contingent earn-out provisions as additional purchase price.

In connection with our acquisition of Multi-Vision Communications, Inc., we agreed to make contingent earn-out payments of up to $15.0 million, payable in stock, or cash, solely at our discretion, relating to earn-out provisions described in the share purchase agreement. Two-thirds of the earn-out is conditioned on performance targets and continued employment; accordingly, up to $10.0 million of any earn-out payments that become payable will be recorded as compensation expense, and up to $5.0 million, the portion of the prospective earn-out attributable solely to performance targets, will be recorded as additional purchase price and allocated to goodwill. Through December 31, 2009, we have not recorded any obligation or related compensation expense relative to these measures.

In connection with our acquisition of Vocada, Inc. (“Vocada”), we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. Payments, if any, may be made in the form of cash or shares of our common stock, at our sole discretion. We have notified the former shareholders of Vocada that the financial targets for certain periods were not achieved. The former shareholders of Vocada have requested additional information regarding this determination. We are currently in discussions with the former shareholders of Vocada regarding this matter. Through December 31, 2009, we have not recorded any obligation relative to these matters.

In connection with the acquisition of Commissure, Inc. (“Commissure”), we agreed to make contingent earn-out payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years 2008, 2009 and 2010. Payments, if any, may be made in the form of cash or shares of our common stock, solely at our discretion. We have notified the former shareholders of Commissure that the financial targets for the fiscal year ended September 30, 2008 were not achieved and the related contingent earn-out payment was not earned. We are continuing to evaluate the financial targets related to the fiscal year ended September 30, 2009. Through December 31, 2009, we have not recorded any obligation relative to the Commissure transaction earn-out provisions.

During fiscal 2008, we amended the earn-out provisions set forth in the merger agreement related to the acquisition of Mobile Voice Control, Inc. (“MVC”) such that the former shareholders of MVC were eligible to earn the remaining calendar 2007 earn-out amount, consisting of 188,962 shares, if certain conditions were met at December 31, 2008. As of December 31, 2008, we determined that the full 188,962 shares had been earned. The total value of the shares was $3.0 million, of which $1.0 million was recorded to goodwill as incremental purchase price during fiscal 2008, and the remaining $2.0 million was amortized as compensation expense from May 2008 to December 2008. In November 2008, a second amendment to the merger agreement was signed pursuant to which the earn-out period for the calendar 2008 earn-out was extended, such that 377,964 and 755,929 shares could now be earned based on the achievement of calendar 2008 and 2009 targets, respectively. The stock payments, if any, that are made based on the provisions of this second amendment will be recorded to goodwill, as incremental purchase price. We notified the former shareholders of MVC that the

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial targets for calendar 2008 were not achieved and the 377,964 shares were not earned. We are continuing to evaluate the financial targets for calendar year 2009. Through December 31, 2009, we have not recorded any obligation relative to the second amendment.

In connection with our acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, a deferred payment of $17.5 million was due and paid to the former shareholders of Phonetic on February 1, 2007. We also agreed to make contingent earn-out payments of $35.0 million upon achievement of certain established financial and performance targets, in accordance with the merger agreement. In December 2009, we paid $11.3 million to the former shareholders of Phonetic in final settlement of the contingent earn-out provisions; recording the amount paid as additional purchase price related to the Phonetic acquisition.

Escrow and Holdback Arrangements

In connection with certain of our acquisitions, we have placed either cash or shares of our common stock in escrow to satisfy any claims we may have. If no claims are made, the escrowed amounts will be released to the former shareholders of the acquired companies. Historically, under the previous accounting guidance of SFAS No. 141, Business Combinations (“SFAS 141”), we could not make a determination, beyond a reasonable doubt, whether the escrow would become payable to the former shareholders of these companies until the escrow period had expired. Accordingly, these amounts were treated as contingent purchase price until it was determined that the escrow was payable, at which time the escrowed amounts would be recorded as additional purchase price and allocated to goodwill. Under the revised accounting guidance of ASC 805, escrow payments are generally considered part of the initial purchase consideration and accounted for as goodwill.

The following table summarizes the terms of the escrow arrangements that were entered into under the guidance of SFAS 141 that were not released as of December 31, 2009 (table in thousands):

	Initially
	Scheduled Escrow			Share Payment —
	Release Date	Cash Payment		Number of Shares

eScription(a)	May 20, 2009	$	n/a	103
X-Solutions	December 10, 2010		1,050	n/a
eCopy	December 30, 2010		7,800	n/a

Total			$8,850	103

Discussion of amounts held in escrow following their initially scheduled release date:

(a)	We filed a claim against the escrow related to the breach of certain representations and warranties made in the merger agreement. 1.0 million shares held in escrow were released during fiscal 2009. The remaining 103,000 shares held in escrow at December 31, 2009 were released to the former shareholders of eScription in February 2010.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended December 31, 2009, are as follows (in thousands):

Balance as of September 30, 2009	$1,891,003
Goodwill acquired	110,105
Escrow amounts released	—
Purchase accounting adjustments	19,036
Effect of foreign currency translation	(459)

Balance as of December 31, 2009	$2,019,685

Purchase accounting adjustments recorded during the three months ended December 31, 2009 consisted primarily of the following increases: the $11.3 million Phonetic earn-out payment discussed in Note 5 above and a net $12.6 million adjustment to goodwill primarily related to a revised estimate of the fair value of the intangible assets relating to our fourth quarter fiscal 2009 acquisition. These increases were partially offset by a $2.8 million reduction to the SNAPin earn-out estimate and a $1.9 million reduction to the Philips Speech Recognition Systems GMBH (“PSRS”) purchase price based on a final working capital adjustment agreed between us and the former shareholder of PSRS in November 2009.

Intangible assets consist of the following as of December 31, 2009 (table in thousands, except for years):

	December 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Life
				(Years)

Customer relationships	$582,030	$(175,877)	$406,153	7.5
Technology and patents	349,861	(94,689)	255,172	6.4
Tradenames, trademarks, and other	39,022	(6,685)	32,337	4.8
Non-competition agreements	5,410	(3,142)	2,268	2.1

Subtotal	976,323	(280,393)	695,930	7.0
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$1,004,123	$(280,393)	$723,730

In June 2009, we entered into a joint marketing and selling agreement with a third party and paid $7.0 million, consisting of $2.0 million in cash and $5.0 million in common stock, in consideration of that arrangement. We have capitalized the $7.0 million payment as an intangible asset, included in the tradenames, trademarks, and other grouping above, and assigned a useful life of 3 years, commensurate with the legal term of the rights in the arrangement. In addition to the $7.0 million paid in June, we also issued 879,567 shares of our common stock, valued at $13.0 million, in December 2009 as an additional payment, upon the third party meeting certain performance criteria under the agreement by October 31, 2009. The additional $13.0 million was capitalized and classified in the same manner as the initial $7.0 million payment.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the five succeeding years, is as follows (in thousands):

	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2010 (January 1, 2010 to September 30, 2010)	$36,594	$65,567	$102,161
2011	47,536	80,259	127,795
2012	42,454	69,608	112,062
2013	35,276	55,333	90,609
2014	28,659	49,001	77,660
Thereafter	64,654	120,989	185,643

Total	$255,173	$440,757	$695,930

7.	Financial Instruments and Hedging Activities

Interest Rate Swap Agreements

To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of December 31, 2009, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% and 2.1%, plus the applicable margin for the Credit Facility, and they expire in October 2010 and November 2010, respectively. As of December 31, 2009 and September 30, 2009, the aggregate cumulative unrealized losses related to these swaps, were $3.3 million and $4.0 million, respectively and were included in accumulated other comprehensive income in the accompanying balance sheets.

Forward Currency Contracts Designated as Cash Flow Hedges

On October 1, 2009, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars with a total notional amount of CAD$8.7 million. These contracts are designated as cash flow hedges. At December 31, 2009, these contracts had an aggregate remaining, unsettled notional amount of CAD$5.3 million. The contracts settle each month from January 13, 2010 through July 13, 2010. As of December 31, 2009, the aggregate cumulative unrealized gains related to these contracts were $0.2 million and were included in accumulated other comprehensive income in the accompanying balance sheets.

Other Derivative Activities

During the three months ended December 31, 2008, we entered into foreign currency forward contracts to offset foreign currency exposure on the deferred acquisition payment of €44.3 million related to our acquisition of PSRS, resulting in a net gain during that period of $8.0 million included in other income (expense). The foreign currency contracts matured and were settled on October 22, 2009. The gain for the period from September 30, 2009 to settlement on October 22, 2009 was $1.6 million, but was offset in other income (expense), net by the loss resulting from the corresponding change in the associated deferred acquisition payment liability.

In June 2009, we acquired certain intangible assets and issued 1,809,353 shares of our common stock, valued at $25.0 million, as part of the total consideration. We also issued an additional 315,790 shares of our common stock, valued at $4.5 million, in June 2009 as a prepayment for professional services. These shares issued are subject to security price guarantees which are accounted for as derivatives, and are being accounted for separately from their host agreements due to the determination that such instruments would not be

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered equity instruments if freestanding. The security price guarantees require a payment from either us to the third party, or from the third party to us based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in fair value of these security price guarantees are reported in earnings each period as non-operating income (expense) within other income (expense), net. The security price guarantee expired relative to 1,719,299 shares in December 2009, resulting in a $2.1 million receivable from the third party as settlement of the guarantee. The cash payment by the third-party was remitted in January 2010; therefore, a receivable of $2.1 million was recorded at December 31, 2009.

In October and December 2009, we issued 1,047,120 and 879,567 shares of our common stock in payment to a third party, valued at $16.0 million and $13.0 million, respectively. The $16.0 million payment was our first payment in consideration for the research and development services of the third party in connection with the five-year joint research collaboration arrangement discussed in Note 2 above, while the $13.0 million payment was final payment in respect of the joint marketing and selling agreement with the same third party discussed in Note 6 above. These shares are subject to security price guarantees of the same nature as those described above.

For the three months ended December 31, 2009, increases in fair value of $2.1 million related to the settled and unsettled security price guarantees are reported in earnings as non-operating income within other income (expense), net.

The following table provides a quantitative summary of the fair value of our hedged and non-hedged derivative instruments as of December 31, 2009 and September 30, 2009 (table in thousands):

		Fair Value
		December 31,	September 30,
Description	Balance Sheet Classification	2009	2009

Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$8,682
Security price guarantees	Prepaid expenses and other current assets	2,239	2,299

Net asset (liability) value of non-hedged derivative instruments		$2,239	$10,981

Derivatives Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$153	$—
Interest rate swaps	Accrued expenses and other current liabilities(a)	(3,325)	(3,982)

Net asset (liability) value of hedged derivative instruments		$(3,172)	$(3,982)

(a)	The fair value of the interest rate swaps was classified in other long-term liabilities as of September 30, 2009 as the settlement date for the swaps was greater than twelve months from the balance sheet date.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the activity of derivative instruments for fiscal 2010 and 2009 (tables in thousands):

Derivatives Designated as Hedges for the Three Months Ended December 31,

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2009	2008		2009	2008

Foreign currency contracts	$153	$—	N/A	$—	$—
Interest rate swaps	$657	$(4,218)	N/A	$—	$—

Derivatives Not Designated as Hedges for the Three Months Ended December 31,

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income
	Recognized in Income	2009	2008

Foreign currency contracts	Other income (expense), net	$1,614	$8,049
Security price guarantees	Other income (expense), net	$2,072	$—

Other Financial Instruments

Financial instruments, including cash equivalents, accounts receivable, and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value. Refer to Note 12 for discussion of fair value of our long-term debt.

8.	Fair Value Measures

Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

ASC 820 (formerly referred to as SFAS No. 157, Fair Value Measurements) establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 consisted of (table in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$348,052	$—	$—	$348,052
US government agency securities(a)	10,001	—	—	10,001
Foreign currency exchange contracts(c)	—	153	—	153
Security price guarantees(d)	—	2,239	—	2,239

Total assets at fair value	$358,053	$2,392	$—	$360,445

Liabilities:
Interest rate swaps(b)	$—	$3,325	$—	$3,325

Total liabilities at fair value	$—	$3,325	$—	$3,325

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

(b)	The fair values of the interest rate swaps are estimated using discounted cash flow analyses that factor in observable market inputs such as LIBOR — based yield curves, forward rates, and credit spreads.

(c)	The fair value of our foreign currency exchange contracts is the intrinsic value of the contracts based on observable inputs for similar derivative instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

(d)	The fair values of the security price guarantees are determined using a modified Black-Scholes model, derived from observable inputs such as US treasury interest rates, our common stock price, and the volatility of our common stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.

Items Measured at Fair Value on a Nonrecurring Basis

Our cost-method investments are carried at historical cost in our consolidated financial statements and measured at fair value on a nonrecurring basis when indicators of impairment are identified and such indicators appear to be other than temporary. These assets’ carrying values are adjusted to fair value when they are deemed to be other-than-temporarily impaired, with any impairment charges being recorded in other income (expense), net. At September 30, 2009, we had one cost-method investment of $1.1 million in a non-public company. In October 2009, we entered into an additional cost-method investment in a non-public company for $15.0 million. As of December 31, 2009 and September 30, 2009, the aggregate carrying amount of our cost-method investments was $16.1 million and $1.1 million, respectively. We did not record any impairment charges for these cost-method investments during the three months ended December 31, 2009.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31,	September 30,
	2009	2009

Compensation	$65,516	$52,600
Sales and marketing incentives	40,010	4,413
Cost of revenue related liabilities	16,436	7,585
Acquisition costs and liabilities	13,329	8,522
Professional fees	13,321	8,945
Sales and other taxes payable	7,235	5,913
Income taxes payable	5,446	7,185
Deferred tax liability	1,633	1,614
Other	14,066	8,042

Total	$176,992	$104,819

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accrued Business Combination Costs

The activity for the three months ended December 31, 2009, relating to all facilities and personnel recorded in accrued business combination costs, is as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2009	$34,551	$2,497	$37,048
Charged to goodwill	(15)	(898)	(913)
Charged to restructuring and other charges, net	(559)	—	(559)
Charged to interest expense	344	—	344
Cash payments, net of sublease receipts	(2,557)	(926)	(3,483)

Balance at December 31, 2009	$31,764	$673	$32,437

	December 31,	September 30,
	2009	2009

Reported as:
Current	$10,375	$12,144
Long-term	22,062	24,904

Total	$32,437	$37,048

11.	Restructuring and Other Charges, net

The following table sets forth the three months ending December 31, 2009 accrual activity relating to restructuring and other charges (in thousands):

	Personnel	Facilities	Other	Total

Balance at September 30, 2009	$607	$310	$28	945
Restructuring and other charges (credits), net	1,174	—	—	1,174
Cash payments	(739)	(44)	—	(783)

Balance at December 31, 2009	$1,042	$266	$28	$1,336

During the three months ended December 31, 2009, we eliminated approximately 40 personnel across multiple functions within our company and recorded a charge of $1.2 million.

12.	Credit Facilities and Debt

At December 31, 2009 and September 30, 2009, we had the following borrowing obligations (in thousands):

	December 31,	September 30,
	2009	2009

2.75% Convertible Debentures, net of unamortized discount of $42.8 million and $44.9 million, respectively	$207,182	$205,064
Credit Facility	648,588	650,263
Obligations under capital leases	1,232	307
Other	274	126

Total long-term debt	857,276	855,760
Less: current portion	7,985	6,862

Non-current portion of long-term debt	$849,291	$848,898

The estimated fair value of our long-term debt approximated $882.6 million at December 31, 2009 and $893.2 million at September 30, 2009. These fair value amounts represent the value at which our lenders could

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of these long-term debt issues will continue to fluctuate each period based on fluctuations in market interest rates, and these fluctuations may have little to no correlation to our outstanding debt balances. The decrease in fair value from September 30, 2009 to December 31, 2009 is not considered material and solely attributable to normal fluctuations within the debt markets. The term loan portion of our Credit Facility is traded and the fair values are based upon traded prices as of the reporting dates. The fair values of the 2.75% Convertible Debentures at each respective reporting date were estimated using the averages of the December 31, 2009 and September 30, 2009 bid and ask trading quotes. We had no outstanding balance on the revolving credit line portion of our Credit Facility. Our capital lease obligations and other debt are not traded and the fair values of these instruments are assumed to approximate their carrying values as of December 31, 2009 and September 30, 2009.

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in August 2027. As of December 31, 2009, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

Adoption of ASC 470-20

As discussed in Note 2 above, on October 1, 2009, we adopted ASC 470-20, which has been applied retrospectively to all periods presented in our consolidated financial statements herein. ASC 470-20 is applicable to our 2.75% Convertible Debentures as we have the right to deliver cash in lieu of shares of our common stock, or a combination of cash and shares of common stock, upon conversion for each of these issuances.

We recognized total interest expense of approximately $10.2 million during the quarter ended December 31, 2009 and $14.9 million during the quarter ended December 31, 2008 related to the contractual interest coupon on all our outstanding long-term debt, amortization of debt issuance costs, and amortization of the discount on the liability component of our 2.75% Convertible Debentures. The effective interest rate on the liability component of our 2.75% Convertible Debentures, including both the cash and non-cash interest components, was approximately 7% during the quarters ended December 31, 2009 and 2008. We are amortizing the discount on the liability component of our 2.75% Convertible Debentures through August 2014, which is the first put date available to the holders of the notes.

The carrying amount of the equity component, principal amount of the liability component, unamortized debt discount related to the liability component and net carrying amount of the liability component of our debt subject to ASC 470-20 as of December 31, 2009 and September 30, 2009 were as follows (in thousands):

	December 31,	September 30,
	2009	2009

Carrying amount of equity component (conversion options)	$54,695	$54,965

Principal amount of liability component	$250,000	$250,000
Unamortized discount related to liability component	(42,818)	(44,936)

Net carrying amount of liability component	$207,182	$205,064

Credit Facility

We have a credit facility which consists of a $75 million revolving credit line, reduced by outstanding letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (collectively the “Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of December 31, 2009, there were $16.2 million of letters of credit issued under the revolving credit line and

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

there were no other outstanding borrowings under the revolving credit line. As of December 31, 2009, we are in compliance with the covenants under the Credit Facility.

As of December 31, 2009, based on our leverage ratio, the applicable margin for our term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. This results in an effective interest rate of 2.24%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2010 as no excess cash flow, as defined, was generated in fiscal 2009. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (table in thousands):

Year Ending September 30,	Amount

2010 (January 1, 2010 to September 30, 2010)	$5,025
2011	6,700
2012	6,700
2013 (maturity)	630,163

Total	$648,588

13.	Net Income (Loss) Per Share

Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 24.4 million shares and 35.8 million shares for the three months ended December 31, 2009 and December 31, 2008, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

14.	Stockholders’ Equity

In October and December 2009, we issued 1,047,120 and 879,567 shares of our common stock in payment to a third party, valued at $16.0 million and $13.0 million, respectively, based on the price of our common stock at closing on the respective issuance dates. The $16.0 million payment was our first payment in connection with the five-year intellectual property collaboration arrangement discussed in Note 2 above, while the $13.0 million payment was final payment in respect of the joint marketing and selling agreement with the same third party discussed in Note 6 above.

In December 2009, we issued 2.3 million shares of our common stock, valued at $36.4 million, as partial consideration for the acquisition of SpinVox Limited discussed in Note 4 above.

On November 15, 2004, in connection with our acquisition of Phonetic, we issued unvested warrants to purchase 750,000 shares of our common stock that were to vest, if at all, upon the achievement of certain performance targets. In December 2009, as disclosed in Note 5, we paid $11.3 million in cash to the former shareholders of Phonetic in final settlement of the contingent earn-out provisions related to that acquisition. The 750,000 warrants did not vest and were cancelled as a result of the final settlement. None of the 750,000 warrants remain outstanding at December 31, 2009.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Stock-Based Compensation

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2009	2008

Cost of product and licensing	$9	$2
Cost of professional services and hosting	2,648	1,780
Cost of maintenance and support	215	150
Research and development	2,030	2,690
Selling and marketing	8,519	7,331
General and administrative	6,645	5,034

	$20,066	$16,987

Stock Options

The table below summarizes activity relating to stock options for the three months ended December 31, 2009:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2009	13,553,866	$7.48
Granted	1,150,000	$13.78
Exercised	(1,095,244)	$4.73
Forfeited	(130,239)	$11.43
Expired	(6,331)	$17.19

Outstanding at December 31, 2009	13,472,052	$8.19	4.0 years	$100.7 million

Exercisable at December 31, 2009	9,774,756	$6.51	3.1 years	$89.3 million

Exercisable at December 31, 2008	11,246,958	$5.45	3.9 years	$59.9 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the closing market value of our common stock on December 31, 2009 ($15.53) and the exercise price of the underlying options.

As of December 31, 2009, the total unamortized fair value of stock options was $20.2 million with a weighted average remaining recognition period of 1.4 years. A summary of weighted-average grant-date fair value and intrinsic value of stock options exercised is as follows:

	Three Months Ended
	December 31,
	2009	2008

Weighted-average grant-date fair value per share	$5.90	$13.78
Total intrinsic value of stock options exercised (in millions)	$11.2	$2.2

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the stock options granted and unvested options assumed from acquisitions were calculated using the following weighted-average assumptions:

	Three Months Ended
	December 31,
	2009	2008

Dividend yield	0.0%	0.0%
Expected volatility	51.0%	58.1%
Average risk-free interest rate	2.4%	3.1%
Expected term (in years)	4.2	6.2

Restricted Units

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units for the three months ending December 31, 2009:

	Number of Shares	Number of Shares
	Underlying	Underlying
	Restricted Units —	Restricted Units —
	Contingent Awards	Time-Based Awards

Outstanding at September 30, 2009	2,840,673	8,755,330
Granted	472,000	1,157,781
Earned/released	(683,749)	(1,031,166)
Forfeited	(417,066)	(262,784)

Outstanding at December 31, 2009	2,211,858	8,619,161

Weighted average remaining contractual term of outstanding Restricted Units	1.2 years	1.2 years
Aggregate intrinsic value of outstanding Restricted Units(1)	$34.3 million	$133.8 million
Restricted Units vested and expected to vest	1,951,098	7,441,532
Weighted average remaining contractual term of Restricted Units vested and expected to vest	1.1 years	1.2 years
Aggregate intrinsic value of Restricted Units vested and expected to vest(1)	$30.3 million	$115.6 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of our common stock on December 31, 2009 ($15.53) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of December 31, 2009, unearned stock-based compensation expense related to all unvested Restricted Units is $109.3 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.6 years.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	Three Months Ended
	December 31,
	2009	2008

Weighted-average grant-date fair value per share	$14.58	$9.59
Total intrinsic value of shares vested (in millions)	$25.3	$13.6

16.	Pensions

The components of net periodic benefit cost of the pension plans for the three months ended December 31, 2009 were as follows (in thousands):

	Three Months Ended
	December 31,
	2009	2008

Interest cost	$318	$279
Expected return on plan assets	(269)	(252)
Amortization of unrecognized gain (loss)	26	11

Net periodic pension cost	$75	$38

17.	Income Taxes

The effective income tax rate was (8.6)% and (78.9)% for the three months ended December 31, 2009 and 2008, respectively. Included in the tax provision for the three months ended December 31, 2009 was foreign income tax provision, as well as a $1.5 million tax benefit resulting from the favorable settlement of a state tax penalty related to the eScription acquisition. No tax benefit has been recognized for the U.S. losses, as the realization of such tax benefit is not more likely than not.

At December 31, 2009 and September 30, 2009, the liability for income taxes associated with uncertain tax positions was $12.3 million and $12.1 million, respectively. The increase is attributable to accrued interest. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

18.	Commitments and Contingencies

Operating Leases

The following table outlines our gross future minimum payments under all non-cancelable operating leases as of December 31, 2009 (in thousands):

			Other
			Contractual
	Operating	Leases Under	Obligations
Year Ending September 30,	Leases	Restructuring	Assumed	Total

2010 (January 1, 2010 to September 30, 2010)	$15,204	$3,078	$10,147	$28,429
2011	19,037	2,632	13,929	35,598
2012	17,145	1,341	12,284	30,770
2013	15,371	408	2,323	18,102
2014	12,705	—	2,326	15,031
Thereafter	39,225	—	3,294	42,519

Total	$118,687	$7,459	$44,303	$170,449

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, we have subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms is $16.7 million and ranges from approximately $1.5 million to $4.1 million on an annual basis through February 2016.

Litigation and Other Claims

Like many companies in the software industry, we have, from time to time, been notified of claims that we may be infringing, or contributing to the infringement of, the intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. There is no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to us or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by us.

In August 2001, the first of a number of complaints was filed in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased stock of former Nuance Communications, Inc. (“Former Nuance”), which we acquired in September 2005, between April 12, 2000 and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Former Nuance’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against Former Nuance and some of Former Nuance’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Former Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, the issuer defendants (including Former Nuance) and the issuers’ insurance carriers. The settlement called for the dismissal and release of claims against the issuer defendants, including Former Nuance, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement was not expected to have any material impact, as payments, if any, were expected to be made by insurance carriers, rather than by us. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s order certifying a class in several “test cases” that had been selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. The plaintiffs in the case then filed amended master allegations and amended complaints. On March 26, 2008, the Court largely denied the defendant’s motion to dismiss the amended complaints. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of the settlement attributable to Former Nuance, and Former Nuance would not bear any financial liability. The Court issued an order granting preliminary approval of the settlement, dated June 9, 2009, and a hearing on final approval of the settlement was held on September 10, 2009. On October 5, 2009, the court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund and certification of the settlement classes. On October 20, 2009, a petition for permission to appeal the court’s October 5, 2009 certification of the settlement classes was filed in the United States Court of Appeals for the Second Circuit. No scheduling order has been issued by the Second Circuit Court of Appeals related to this petition. In the absence of any finalized settlement of the nature described above, we continue to believe we would have meritorious defenses to the litigation, which we would

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defend vigorously. Therefore, due to the inherent uncertainties of litigation, we are unable to determine the ultimate outcome or potential range of loss, if any.

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

At December 31, 2009, we have $3.2 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders currently scheduled in our backlog.

19.	Segment and Geographic Information and Significant Customers

We follow the provisions of ASC 280 (formerly referred to as SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information), which establishes standards for reporting information about operating segments. ASC 280 also established standards for disclosures about products, services and geographic areas. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker (“CODM”) is the Chief Executive Officer of the Company.

We have several customer-facing market groups that oversee the core markets where we conduct business. Beginning in fiscal 2009, these groups were referred to as Mobile-Enterprise, Healthcare-Dictation, and

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents revenue information for our three core markets (in thousands):

	Three Months Ended
	December 31,
	2009	2008

Mobile-Enterprise	$125,038	$99,834
Healthcare-Dictation	119,946	99,968
Imaging	17,993	17,032

Total Revenue	$262,977	$216,834

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (table in thousands):

	Three Months Ended
	December 31,
	2009	2008

United States	$186,499	$167,432
International	76,478	49,402

Total Revenue	$262,977	$216,834

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (table in thousands):

	December 31,	September 30,
	2009	2009

United States	$2,399,495	$2,395,773
International	466,471	307,864

Total	$2,865,966	$2,703,637

20.	Related Parties

A member of our Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides professional services to us. These services may from time-to-time include contingent fee arrangements. For the three months ended December 31, 2009 and 2008, we paid $0.9 million and $0.2 million, respectively, to Wilson Sonsini Goodrich & Rosati for professional services. As of December 31, 2009 and September 30, 2009, we had $1.8 million and $1.7 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

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

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in Item 1A — “Risk Factors” of Part II and elsewhere in this Quarterly Report.

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

Our technologies address our three core markets:

•	Mobile-Enterprise. We deliver a portfolio of solutions that improve the experience of customer communications, mobile interactions and personal productivity. Combining our expertise in enterprise and mobile solutions allows us to help consumers, businesses and manufacturers more effectively utilize mobile devices for accessing an array of content, services and capabilities. Our enterprise solutions help automate a wide range of customer services and business processes in a variety of information and process-intensive vertical markets such as telecommunications, financial services, utilities, travel and entertainment, and government. Our mobile solutions add voice control and texting capabilities to mobile devices and services, allowing people to more easily dial a mobile phone, enter destination information into an automotive navigation system, dictate a text message or have emails and screen information read aloud.

•	Healthcare-Dictation. Our healthcare solutions comprise a portfolio of speech-driven clinical documentation and communication solutions that help healthcare provider organizations reduce operating costs, increase reimbursement, and enhance patient care and safety. Our solutions automate the input and management of medical information and are used by many of the largest hospitals in the United States. We offer a variety of different solutions and deployment options to address the specific requirements of different healthcare provider organizations. Our Dragon NaturallySpeaking family of products help people and businesses increase productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. Our Dragon Medical solution is a desktop application that provides front-end speech recognition that allows smaller groups of physicians and clinicians to create and navigate medical records.

•	Imaging. Our PDF and document imaging solutions reduce the time and cost associated with creating, using and sharing documents. Our solutions benefit from the widespread adoption of the PDF format and the increasing demand for networked solutions for managing electronic documents. Our solutions are used by millions of professionals and within large enterprises.

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

We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to broaden these assets and expand our customer base through acquisitions. In evaluating the financial condition and operating performance of our business, management focuses on revenue, earnings, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, is as follows:

•	Total revenue increased by $46.1 million to $263.0 million;

•	Net loss decreased by $22.0 million to $4.3 million;

•	Gross margins increased by 2.4 percentage points to 64.4%;

•	Operating margins improved to 1.5% from (3.4)%; and

•	Cash provided by operating activities for the three months ended December 31, 2009 was $65.1 million, a decrease of $15.7 million from the same period in the prior fiscal year.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles in the United States (GAAP) require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to: revenue recognition; allowance for doubtful accounts and returns; accounting for patent legal defense costs, the costs to complete the development of custom software applications, the valuation of goodwill, intangible assets and tangible long-lived assets; accounting for business combinations, share-based payments, valuation of derivative instruments; accounting for income taxes and related valuation allowances and loss contingencies. Our management bases its estimates on historical experience, market participant fair value considerations and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Information about those accounting policies we deem to be critical to our financial reporting may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There have been no significant changes or additions to our critical accounting policies from those disclosed in our annual report other than those changes in our policies for accounting for business combinations resulting from our adoption of ASC 805 [formerly referred to as Statement of Financial Accounting Standards (“SFAS”) No. 141(Revised), Business Combinations (“SFAS 141R”)], as described in Note 2 to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the three months ended December 31, 2009 and 2008 (as adjusted for the retrospective application of FASB ASC 470-20).

	Three Months
	Ended December 31,
	2009	2008

Revenue:
Product and licensing	43.1%	39.5%
Professional services and hosting	39.4	41.5
Maintenance and support	17.5	19.0

Total revenue	100.0	100.0

Cost of revenue:
Cost of product and licensing	4.8	4.0
Cost of professional services and hosting	23.6	27.0
Cost of maintenance and support	3.0	3.3
Cost of revenue from amortization of intangible assets	4.2	3.7

Gross profit	64.4	62.0

Operating expenses:
Research and development	14.1	14.0
Sales and marketing	24.9	27.9
General and administrative	10.4	11.8
Amortization of intangible assets	8.4	8.0
Acquisition-related costs, net	4.9	2.7
Restructuring and other charges, net	0.2	1.0

Total operating expenses	62.9	65.4

Income (loss) from operations	1.5	(3.4)
Other expenses	(3.0)	(3.4)

Loss before income taxes	(1.5)	(6.8)
Provision for income taxes	0.1	5.3

Net loss	(1.6)%	(12.1)%

Total Revenue

The following tables show total revenue from our three core market groups and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Mobile-Enterprise	$125.1	$99.8	$25.3	25.4%
Healthcare-Dictation	119.9	100.0	19.9	19.9%
Imaging	18.0	17.0	1.0	5.9%

Total Revenue	$263.0	$216.8	$46.2	21.3%

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

United States	$186.5	$167.4	$19.1	11.4%
International	76.5	49.4	27.1	54.9%

Total Revenue	$263.0	$216.8	$46.2	21.3%

The increase in total revenue was driven by a combination of organic growth and contributions from fiscal 2009 acquisitions. Mobile-Enterprise revenue increased $25.3 million, primarily driven by growth in sales of our predictive text products, as well as continued growth in our Nuance Mobile Care solutions. Healthcare-Dictation revenue increased $19.9 million, primarily driven by growth in revenues from our iChart and eScription services and SpeechMagic solutions. Imaging revenue increased $1.0 million, primarily driven by contributions from our third and fourth quarter fiscal 2009 acquisitions.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Product and licensing revenue	$113.2	$85.6	$27.6	32.2%

As a percentage of total revenue	43.1%	39.5%

The increase in product and licensing revenue for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, consisted of an $18.4 million increase in Mobile-Enterprise revenue primarily due to contributions from increased sales of our predictive text products and organic growth of our core speech recognition solutions. Healthcare-Dictation product and licensing revenue increased by $8.7 million primarily due to increased revenue contribution from our SpeechMagic solutions. The growth in our product and licensing revenue streams outpaced the relative growth of our other revenue types, resulting in a 3.6 percentage point increase as a percent of total revenue.

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

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Professional services and hosting revenue	$103.7	$90.2	$13.5	15.0%

As a percentage of total revenue	39.4%	41.5%

The increase in professional services and hosting revenue for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, consisted of a $9.3 million increase in Healthcare-Dictation revenue, including contributions from growth of our iChart and eScription services. During the three months ended December 31, 2009, we continued to increase the number of transcription lines processed as compared to the corresponding period in the prior year. Additionally, there was a $4.0 million increase in Mobile-Enterprise revenue, primarily due to continued growth in our

Nuance Mobile Care and other Mobile-Enterprise on-demand and professional services solutions. Our professional services and hosting hours backlog, including those related to contracts that are cancelable by our customers, continued to increase during the three months ended December 31, 2009, with the increase in hosting hours backlog largely driven by our acquisition of SpinVox. As a percentage of total revenue, professional services and hosting revenue decreased 2.1 percentage points as compared to the corresponding period in the prior year, primarily due to the accelerated growth in the fiscal first quarter in product and licensing revenue relative to professional services and hosting revenue.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Maintenance and support revenue	$46.1	$41.1	$5.1	12.4%

As a percentage of total revenue	17.5%	19.0%

The increase in maintenance and support revenue for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, consisted primarily of a $2.9 million increase in Mobile-Enterprise maintenance and support revenue, driven by continued organic growth, and a $1.9 million increase related to the expansion of our current installed base of Healthcare-Dictation solutions.

COSTS AND EXPENSES

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Cost of product and licensing revenue	$12.6	$8.8	$3.8	43.2%

As a percentage of product and licensing revenue	11.1%	10.3%

The increase in cost of product and licensing revenue for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, was primarily due to a $2.3 million increase in Healthcare-Dictation costs, a $0.9 million increase in Mobile-Enterprise costs and a $0.7 million increase in Imaging costs as a result of growth in our product and licensing revenue.

Cost of Professional Services and Hosting Revenue

Cost of professional services and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead, as well as the hardware and communications fees that support our hosted, on-demand solutions. The following table shows cost of professional services and hosting revenue, in dollars and as a percentage of professional services and hosting revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Cost of professional services and hosting revenue	$62.0	$58.5	$3.5	6.0%

As a percentage of professional services and hosting revenue	59.8%	64.9%

The increase in cost of professional services and hosting revenue for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily due to a $3.4 million increase in Mobile-Enterprise costs related to our acquisition of SNAPin. As a percentage of revenue, cost of professional services and hosting revenue decreased due to faster growth in our higher margin hosted, on-demand solutions.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Cost of maintenance and support revenue	$8.0	$7.0	$1.0	14.3%

As a percentage of maintenance and support revenue	17.3%	17.2%

The increase in cost of maintenance and support revenue for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, was primarily due to a $0.5 million increase in Mobile-Enterprise costs as a result of our growth, and a $0.5 million increase in our current installed based of Imaging and Healthcare-Dictation solutions.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Total research and development expense	$37.0	$30.6	$6.4	20.9%

As a percentage of total revenue	14.1%	14.1%

The increase in research and development expense for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was largely attributable to the $4.0 million in research and development expense recorded for the three months ended December 31, 2009 for services from a third party related to the joint research collaboration agreement discussed in Note 2 to the unaudited consolidated financial statements, as well as a $2.5 million increase in compensation expense from additional headcount and fees from professional services resulting from our acquisitions during the third and fourth quarters of fiscal 2009.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Total sales and marketing expense	$65.6	$60.5	$5.1	8.4%

As a percentage of total revenue	24.9%	27.9%

The increase in sales and marketing expense for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily attributable to a $5.3 million increase in compensation and other variable costs, such as commissions and travel expenses. The increase in compensation and other variable costs was attributable to the additional headcount from our acquisitions during the third and fourth quarters of fiscal 2009. This increase was partially offset by a $0.6 million decrease in marketing and channel programs. Sales and marketing expense, as a percentage of total revenue, decreased as a result of increased cost efficiencies of our sales and marketing expenditures.

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

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Total general and administrative expense	$27.5	$25.6	$1.9	7.4%

As a percentage of total revenue	10.4%	11.8%

The increase in general and administrative expense for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily attributable to increased legal costs of $3.1 million associated with ongoing litigation and a $2.0 million decrease in bad debt expense resulting from improved collection and bankruptcy recovery.

Amortization of Intangible Assets

Amortization of acquired patents and core and completed technology are included in cost of revenue and the amortization of acquired customer and contractual relationships, non-compete agreements, acquired tradenames and trademarks, and other intangibles are included in operating expenses. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of the customer relationships are being realized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was recorded as follows (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Cost of Revenue	$11.0	$8.0	$3.0	37.5%
Operating Expenses	22.1	17.3	4.8	27.7%

Total Amortization expense	$33.1	$25.3	$7.8	30.8%

As a percentage of total revenue	12.6%	11.7%

The increase in amortization of intangible assets for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily attributable to the amortization of acquired intangible assets from our business acquisitions during the third and fourth quarters of fiscal 2009. Amortization expense for the three months ended December 31, 2009 also increased over the corresponding period in 2008 due to our acquisition and licensing of certain technology from other third-parties during fiscal 2009.

Acquisition-Related Costs, Net

Acquisition-related costs include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third-parties; professional service fees, including direct third-party costs of the transaction and post-acquisition legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. Acquisition-related costs were recorded as follows (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Transition and integration costs	$3.4	$1.3	$2.1	161.5%
Professional service fees	9.3	4.5	4.8	106.7%
Acquisition-related adjustments	0.1	0.1	0.0	0.0%

Total Acquisition-related costs, net	$12.8	$5.9	$7.1	120.3%

As a percentage of total revenue	4.9%	2.7%

The increase in acquisition-related costs, net for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily a result of our adoption on October 1, 2009 of the new accounting guidance relative to business combinations in FASB ASC 805. We recognized approximately $6.7 million in transaction costs, included within professional service fees above, during the three months ended December 31, 2009 that would have been capitalized in periods prior to our adoption of ASC 805, including approximately $2.2 million that had been capitalized as of September 30, 2009 related to costs incurred in prior periods that was required to be expensed upon our adoption of ASC 805. The remainder of the increase was primarily attributable to transition costs for acquired employees from our acquisitions during the third and fourth quarters of fiscal 2009.

Restructuring and Other Charges, Net

For the three months ended December 31, 2009, we recorded net restructuring and other charges of $0.6 million, which consisted of $1.2 million related to the elimination of approximately 40 personnel across multiple functions within our company, partially offset by $0.6 million in reversals of previously recorded facilities abandonment charges as a result of entering into a definitive sub-lease agreement for one of our leased properties.

For the three months ended December 31, 2008, we recorded restructuring and other charges of $2.1 million, of which $2.0 million related to the elimination of approximately 80 personnel across multiple functions within our company and the remaining amount related to adjustments to fiscal 2008 restructuring programs based on actual payments.

The following table sets forth the activity relating to the restructuring accruals for the three months ended December 31, 2009 (dollars in millions):

	Personnel	Facilities	Total

Balance at September 30, 2009	$0.6	$0.3	$0.9
Restructuring and other charges	1.2	—	1.2
Cash payments	(0.8)	—	(0.8)

Balance at December 31, 2009	$1.0	$0.3	$1.3

Other Income (Expense), Net

The following table shows other income (expense), net in dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Interest income	$0.4	$1.4	$(1.0)	(71.4)%
Interest expense	(10.2)	(14.9)	(4.7)	(31.5)%
Other income, net	2.0	6.3	(4.3)	(68.3)%

Total other income (expense), net	$(7.8)	$(7.2)	$0.6	8.3%

As a percentage of total revenue	(3.0)%	(3.4)%

The change in other income, net for the three months ended December 31, 2009, as compared to the same period in fiscal 2008, was primarily driven by the change in gain recognized on foreign currency forward contracts. During the three months ended December 31, 2008, we entered into foreign currency forward contracts to manage exposure on our Euro-denominated deferred acquisition payment obligation of €44.3 million related to our acquisition of PSRS. The deferred acquisition payment was paid on October 22, 2009. These foreign currency contracts were not designated as hedges and changes in fair value of these contracts were reported in net earnings as other income. For the three months ended December 31, 2008, we recorded a net $8.0 million gain as other income related to these contracts and the related Euro-denominated obligation. There was no corresponding gain during the three months ended December 31, 2009. However, this decrease was partially offset by gains on other derivative instruments of $2.2 million. Interest income was lower during the three months ended December 31, 2009 due to markedly lower prevailing market interest rates. Interest expense was similarly lower during the three months ended December 31, 2009 due to the lower prevailing average interest rates during the quarter related to our variable-interest rate borrowings.

Provision for Income Taxes

The following table shows the provision for income taxes and the effective income tax rate (in thousands of dollars, except percentages):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change

Income tax provision	$0.3	$11.6	$(11.3)	(97)%

Effective income tax rate	(8.6)%	(78.9)%

Our effective income tax rate was (8.6)% and (78.9)% for the three months ended December 31, 2009 and 2008, respectively. The change in the effective tax rate primarily relates to an $8.0 million tax provision charge resulting from an asset purchase election made in connection with the eScription acquisition during the three months ended December 31, 2008, as well as a $1.5 million tax benefit from the favorable settlement of the state tax penalty for the three months ended December 31, 2009. No tax benefit has been recognized for the U.S. losses, as the realization of such tax benefit is not more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $426.9 million as of December 31, 2009, a decrease of $100.1 million as compared to $527.0 million as of September 30, 2009. Our working capital was $299.0 million as of December 31, 2009 as compared to $376.6 million as of September 30, 2009. As of December 31, 2009, our total accumulated deficit was $266.5 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents on-hand are sufficient to meet our operating needs for at least the next twelve months.

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended December 31, 2009 was $65.1 million, a decrease of $15.7 million, or 19%, as compared to cash provided by operating activities of $80.8 million for the three months ended December 31, 2008. The decrease was primarily driven by the following factors:

•	An increase in cash resulting from a decrease in net loss, exclusive of non-cash adjustment items, of approximately $33.9 million mainly attributable to improvement in our operating margins, as well as the decrease in cash interest expense on our variable rate debt attributable to lower variable interest rates during the three months ended December 31, 2009;

•	A decrease in cash of $29.0 million from accounts receivable primarily attributable to the timing of cash collections;

•	A decrease in cash from accounts payable and accrued expenses of $29.1 million primarily attributable to the timing of cash payments under our normal operating cycles; and

•	An increase in cash of $4.6 million from prepaid expenses and other assets attributable to individually insignificant fluctuations in prepaid expenses related to our normal operations.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended December 31, 2009 was $159.4 million, an increase of $63.3 million, or 66%, as compared to cash used in investing activities of $96.1 million for the three months ended December 31, 2008. The net increase was primarily driven by the following factors:

•	An increase in cash payments related to acquisitions of $104.4 million, primarily driven by the cash paid during the quarter for the SpinVox acquisition, the PSRS deferred acquisition payment, and the settlement of the Phonetic earn-out;

•	A decrease of $50.0 million in cash payments to acquire a speech-related patent portfolio and a royalty-free paid-up perpetual license to speech-related source code;

•	An increase in cash payments related to equity investments of $14.8 million primarily related to a cost method investment in a non-public company during the first quarter of 2010; and

•	A decrease of $5.9 million in capital expenditures.

Cash Used in Financing Activities

Cash used in financing activities for the three months ended December 31, 2009 was $6.4 million, a decrease of $0.3 million, or 5%, as compared to cash used in financing activities of $6.1 million for the three months ended December 31, 2008.

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in August 2027. As of December 31, 2009, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

Credit Facility

As of December 31, 2009, $648.6 million remained outstanding under our term loan. There were $16.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of December 31, 2009, we are in compliance with the covenants under the Credit Facility.

As of December 31, 2009, based on our leverage ratio, the applicable margin for our term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. This results in an effective interest rate of 2.24%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2010 as no excess cash flow, as defined, was generated in fiscal 2009. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (table in thousands):

Year Ending September 30,	Amount

2010 (January 1, 2010 to September 30, 2010)	$5,025
2011	6,700
2012	6,700
2013 (maturity)	630,163

Total	$648,588

Equity

In October and December 2009, we issued 1,047,120 and 879,567 shares of our common stock in payment to a third party, valued at $16.0 million and $13.0 million, respectively. The $16.0 million payment was our first payment in consideration for the research and development services of the third party in connection with the five-year joint research collaboration arrangement discussed in Note 2 to the unaudited consolidated financial statements, while the $13.0 million payment was final payment in respect of the joint marketing and selling agreement with the same third party discussed in Note 6 to the unaudited consolidated financial statements.

In December 2009, we issued 2.3 million shares of our common stock, valued at $36.4 million, as partial consideration for the acquisition of SpinVox Limited discussed in Note 4 to the unaudited consolidated financial statements.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2009 (in millions):

	Payments Due by Period
		Remaining		Fiscal 2012	Fiscal 2014
Contractual Obligations	Total	Fiscal 2010	Fiscal 2011	and 2013	and 2015	Thereafter

2.75% Convertible Senior Debentures(1)	$250.0	$—	$—	$—	$250.0	$—
Credit Facility(2)	648.6	5.0	6.7	636.9	—	—
Interest on Credit Facility(2)	46.6	10.9	14.4	21.3	—	—
Interest on 2.75% Convertible Senior Debentures(3)	34.5	6.9	6.9	13.8	6.9	—
Lease obligations and other liabilities:
Operating leases	118.6	15.2	19.0	32.5	25.1	26.8
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions	7.4	3.1	2.6	1.7	—	—
Pension, minimum funding requirement	6.5	1.0	1.4	2.7	1.4	—
Collaboration agreement(4)	64.0	16.0	16.0	32.0	—	—
Purchase commitments	3.2	3.2	—	—	—	—
Other liabilities assumed(5)	44.3	10.1	13.9	14.6	4.7	1.0

Total contractual cash obligations	$1,223.7	$71.4	$80.9	$755.5	$288.1	$27.8

(1)	Holders of 2.75% Convertible Senior Debentures can require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate as of December 31, 2009 excluding the effect of our interest rate swaps.

(3)	These figures represent coupon interest only, payable by us in cash, semi-annually.

(4)	Payments under the collaboration agreement are payable in cash or our common stock at our option. Refer to Note 2 to the unaudited consolidated financial statements for further information.

(5)	Obligations include assumed long-term liabilities related to restructuring programs initiated by the predecessor entities prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of the former Nuance Communications, Inc. in September 2005. These restructuring programs relate to the closing of two facilities with lease terms set to expire in 2016 and 2012. Total contractual obligations under these two leases are $44.3 million. As of December 31, 2009, we have sub-leased a portion of the office space related to these two facilities to unrelated third parties. Total sublease income under the remaining contractual terms is expected to be $13.9 million, which ranges from $1.5 million to $3.3 million on an annualized basis through 2016.

Contingent Liabilities and Commitments

In connection with our acquisition of SNAPin, we agreed to make a contingent earn-out payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. Additionally, we would be required to issue earn-out consideration to SNAPin option holders. This option earn-out consideration, if earned, is payable at our sole discretion, in cash, stock or additional options to purchase common stock. The total value of this option earn-out consideration may aggregate up to $2.5 million, which will be recorded as compensation expense over the service period, if earned. These earn-out payments, if any, would be payable upon the final measurement of the performance targets. As of December 31, 2009, we have recorded approximately $10.1 million related to contingent earn-out provisions as additional purchase price.

In connection with our acquisition of Multi-Vision Communications, Inc., we agreed to make contingent earn-out payments of up to $15.0 million, payable in stock, or cash, solely at our discretion, relating to earn-out provisions described in the share purchase agreement. Two-thirds of the earn-out is conditioned on performance targets and continued employment; accordingly, up to $10.0 million of any earn-out payments that become payable will be recorded as compensation expense, and up to $5.0 million, the portion of the prospective earn-out attributable solely to performance targets, will be recorded as additional purchase price and allocated to goodwill. As of December 31, 2009, we have not recorded any obligation or related compensation expense relative to these measures.

In connection with our acquisition of Vocada, Inc., we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. Payments, if any, may be made in the form of cash or shares of our common stock, at our sole discretion. We have notified the former shareholders of Vocada that the financial targets for certain periods were not achieved. The former shareholders of Vocada have requested additional information regarding this determination. We are currently in discussions with the former shareholders of Vocada regarding this matter. As of December 31, 2009, we have not recorded any obligation relative to these matters.

In connection with the acquisition of Commissure, Inc., we agreed to make contingent earn-out payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years 2008, 2009 and 2010. Payments, if any, may be made in the form of cash or shares of our common stock, solely at our discretion. We have notified the former shareholders of Commissure that the financial targets for the fiscal year ended September 30, 2008 were not achieved and the related contingent earn-out payment was not earned. We are continuing to evaluate the financial targets related to the fiscal year ended September 30, 2009. Through December 31, 2009, we have not recorded any obligation relative to the Commissure transaction earn-out provisions.

In connection with our acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, a deferred payment of $17.5 million was due and paid to the former shareholders of Phonetic on February 1, 2007. We also agreed to make contingent earn-out payments of $35.0 million upon achievement of certain established financial and performance targets, in accordance with the merger agreement. In December 2009, we paid $11.3 million to the former shareholders of Phonetic in final settlement of the contingent earn-out provisions; recording the amount paid as additional purchase price related to the Phonetic acquisition.

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

To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of December 31, 2009, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% and 2.1%, plus the applicable margin for the Credit Facility, and they expire in October 2010 and November 2010, respectively. As of December 31, 2009 and September 30, 2009, the aggregate cumulative unrealized losses related to these swaps, and a previous swap that matured on March 31, 2009, were $3.3 million and $4.0 million, respectively and were included in accumulated other comprehensive income (loss) in the accompanying balance sheets.

On October 1, 2009, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars with a total notional amount of CAD$8.7 million. These contracts are designated as cash flow hedges. At December 31, 2009, these contracts had an aggregate remaining, unsettled notional amount of CAD$5.3 million. The contracts settle each month from November 12, 2009 through July 13, 2010. As of December 31, 2009, the aggregate cumulative unrealized gains related to these contracts were $0.2 million and were included in accumulated other comprehensive income in the accompanying balance sheets.

In June 2009, we acquired certain intangible assets and issued 1,809,353 shares of our common stock, valued at $25.0 million, as part of the total consideration. We also issued an additional 315,790 shares of our common stock, valued at $4.5 million, in June 2009 as a prepayment for professional services. These shares issued are subject to security price guarantees which are accounted for as derivatives, and are being accounted for separately from their host agreements due to the determination that such instruments would not be considered equity instruments if freestanding. The security price guarantees require a payment from either us to the third party, or from the third party to us based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in fair value of these security price guarantees are reported in earnings each period as non-operating income (expense) within other income (expense), net. These security price guarantees expired relative to 1,719,299 shares in December 2009, resulting in a $2.1 million receivable from the third-party as settlement of the guarantee. The cash payment by the third-party was remitted in January 2010; therefore, a receivable of $2.1 million was recorded at December 31, 2009.

In October and December 2009, we issued 1,047,120 and 879,567 shares of our common stock in payment to a third party, valued at $16.0 million and $13.0 million, respectively. The $16.0 million payment was our first payment in consideration for the research and development services of the third party in connection with the five-year joint research collaboration arrangement discussed in Note 2 to the unaudited consolidated financial statements, while the $13.0 million payment was final payment in respect of the joint marketing and selling agreement with the same third party discussed in Note 6 to the unaudited consolidated financial statements. These shares are subject to security price guarantees of the same nature as those described above.

For the three months ended December 31, 2009, increases in fair value of $2.1 million related to the settled and unsettled security price guarantees are reported in earnings as non-operating income within other income (expense), net.

Off-Balance Sheet Arrangements

Through December 31, 2009, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of, and with the participation of, management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to meet the requirements of Rule 13a-15 under the Exchange Act.

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

Our prior acquisitions required, and our recently completed acquisitions continue to require, substantial integration and management efforts and we expect future acquisitions to require similar efforts. Acquisitions of this nature involve a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses;

•	potential disruption of our ongoing business and distraction of management;

•	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	potential difficulties in completing projects associated with in-process research and development;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote business units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	assumption of unknown material liabilities of acquired companies;

•	accurate projection of revenue plans of the acquired entity in the due diligence process;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired business.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and, for transactions which closed prior to October 1, 2009, the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired tradenames and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2009, we had identified intangible assets of approximately $723.7 million, net of accumulated amortization, and goodwill of approximately $2.0 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. The combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Changes in the accounting method for business combinations may have an adverse impact on our reported or future financial results.

For the years ended September 30, 2009 and prior, in accordance with Statement of Financial Accounting Standard (“SFAS”) 141 “Business Combinations,” (“SFAS 141”), all acquisition-related costs, such as attorney’s fees and accountant’s fees, as well as contingent consideration to the seller, which was recorded when it is beyond a reasonable doubt that the amount is payable, were capitalized as part of the purchase price.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”), now referred to as FASB Accounting Standards Codification 805 (“ASC 805”), which requires an acquirer to do the following: expense acquisition-related costs as incurred; reflect such payments as a reduction of cash flow from operations; record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement and cash flow from operations. ASC 805 applies to business combinations for which the acquisition date is on or after October 1, 2009. ASC 805 could have a material impact on our results of operations and our financial position due to our acquisition strategy.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of December 31, 2009, we had a total of $900.1 million of gross debt outstanding, including $648.6 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of December 31, 2009, there were $16.2 million of letters of credit issued under the revolving credit line but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

We reported net losses of $4.3 million for the first quarter of fiscal 2010 and $26.3 million for the first quarter of fiscal 2009. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any transaction to raise additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, the direction and relative strength of the U.S. and global economies have recently been increasingly uncertain due to softness in housing markets, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others and continuing geopolitical uncertainties. If economic growth in the United States and other countries in which we do business is slowed, customers may delay or reduce technology purchases and may be unable to obtain credit to finance the purchase of our products. This could result in reduced sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition. Political instability in any of the major countries in which we do business would also likely harm our business, results of operations and financial condition.

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

Risks Related to our Corporate Structure, Organization and Common Stock

The holdings of our largest stockholder may enable it to influence matters requiring stockholder approval.

As of December 31, 2009, Warburg Pincus beneficially owned approximately 25% of our outstanding common stock, including warrants exercisable for up to 10,062,422 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.

The market price of our common stock has been and may continue to be subject to wide fluctuations, and this may make it difficult for you to resell the common stock when you want or at prices you find attractive.

Our stock price historically has been, and may continue to be, volatile. Various factors contribute to the volatility of the stock price, including, for example, quarterly variations in our financial results, new product introductions by us or our competitors and general economic and market conditions. Sales of a substantial number of shares of our common stock by our largest stockholder, or the perception that such sales could occur, could also contribute to the volatility or our stock price. While we cannot predict the individual effect that these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. For example, we issued, and registered for resale, approximately 2.3 million shares of our common stock in connection with our December 2009 acquisition of SpinVox. No prediction can be made as to the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

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

On October 14, 2009, we issued 1,047,120 shares of our common stock to International Business Machines Corporation (“IBM”) as consideration for services to be provided under a collaboration agreement. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

On December 18, 2009, we issued 879,567 shares of our common stock to IBM as consideration for the achievement of certain milestones in accordance with a joint marketing and selling agreement. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 9, 2010.

Nuance Communications, Inc.

By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Agreement for the acquisition of the entire issued share capital of SpinVox Limited, the substitution of Foxtrot Acquisition Limited as the issuer of a debt instrument issued by SpinVox Limited, and the release and cancellation of such debt instrument in consideration of shares in Foxtrot Acquisition Limited dated December 29, 2009.	8-K	0-27038	2.1	1/5/2010
2.2	Agreement for the acquisition of shares in Foxtrot Acquisition Limited and the payment of certain sums to the Mezzanine Lenders and other parties dated December 29, 2009.	8-K	0-27038	2.2	1/5/2010
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X