Form 10-Q
period 2010-03-31
Nuance Communications, Inc.
filed 2010-05-10
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27038

NUANCE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3156479
(State or Other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Wayside Road	01803
Burlington, Massachusetts	(Zip Code)
(Address of principal executive offices)

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

The number of shares of the Registrant’s Common Stock, outstanding as of April 30, 2010, was 291,222,317.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

Revenue:
Product and licensing	$113,161	$87,025	$226,388	$172,600
Professional services and hosting	116,228	103,004	219,923	193,196
Maintenance and support	43,616	39,116	89,671	80,183

Total revenue	273,005	229,145	535,982	445,979

Cost of revenue:
Product and licensing	10,702	9,051	23,293	17,808
Professional services and hosting	73,000	62,781	134,996	121,263
Maintenance and support	7,714	7,137	15,704	14,180
Amortization of intangible assets	12,184	9,409	23,202	17,427

Total cost of revenue	103,600	88,378	197,195	170,678

Gross profit	169,405	140,767	338,787	275,301

Operating expenses:
Research and development	37,931	27,330	74,881	57,880
Sales and marketing	63,899	50,143	129,461	110,617
General and administrative	31,305	25,237	58,756	50,826
Amortization of intangible assets	22,201	19,034	44,327	36,382
Acquisition-related costs, net	7,962	3,327	20,767	9,230
Restructuring and other charges, net	12,372	250	12,987	2,348

Total operating expenses	175,670	125,321	341,179	267,283

Income (loss) from operations	(6,265)	15,446	(2,392)	8,018
Other income (expense):
Interest income	173	1,049	609	2,469
Interest expense	(10,172)	(11,764)	(20,409)	(26,690)
Other income (expense), net	3,156	(449)	5,146	5,778

Income (loss) before income taxes	(13,108)	4,282	(17,046)	(10,425)
Provision (benefit) for income taxes	2,288	(998)	2,628	10,613

Net income (loss)	$(15,396)	$5,280	$(19,674)	$(21,038)

Net income (loss) per share:
Basic	$(0.05)	$0.02	$(0.07)	$(0.09)

Diluted	$(0.05)	$0.02	$(0.07)	$(0.09)

Weighted average common shares outstanding:
Basic	284,994	250,656	281,998	243,283

Diluted	284,994	269,187	281,998	243,283

See accompanying notes. Financial statements as of September 30, 2009 and for the three and six months ended March 31, 2009 have been adjusted for the retrospective application of FASB ASC 470-20 (see Notes 2 and 12).

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$461,804	$527,038
Accounts receivable, less allowances for doubtful accounts of $6,996 and $6,833	215,665	199,548
Acquired unbilled accounts receivable	7,631	9,171
Inventories, net	7,941	8,525
Prepaid expenses and other current assets	56,896	51,545

Total current assets	749,937	795,827
Land, building and equipment, net	53,286	53,468
Goodwill	2,039,705	1,891,003
Intangible assets, net	706,161	706,805
Other assets	77,503	52,361

Total assets	$3,626,592	$3,499,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$8,318	$6,862
Contingent and deferred acquisition payments	12,663	91,431
Accounts payable	71,262	59,574
Accrued expenses and other current liabilities	148,976	104,819
Accrued business combination costs	9,939	12,144
Deferred maintenance revenue	88,268	84,607
Unearned revenue	55,334	59,788

Total current liabilities	394,760	419,225
Long-term portion of debt and capital leases	850,218	848,898
Long-term portion of accrued business combination costs	19,349	24,904
Deferred revenue, net of current portion	63,546	33,904
Deferred tax liability	55,627	56,346
Other liabilities	80,654	73,186

Total liabilities	1,464,154	1,456,463

Commitments and contingencies (Notes 2, 5 and 18)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 291,734 and 280,647 shares issued and 287,985 and 276,935 shares outstanding	292	281
Additional paid-in capital	2,459,113	2,308,992
Treasury stock, at cost (3,749 and 3,712 shares)	(16,752)	(16,214)
Accumulated other comprehensive income (loss)	(2,917)	7,567
Accumulated deficit	(281,929)	(262,256)

Total stockholders’ equity	2,162,438	2,043,001

Total liabilities and stockholders’ equity	$3,626,592	$3,499,464

See accompanying notes. Financial statements as of September 30, 2009 and for the three and six months ended March 31, 2009 have been adjusted for the retrospective application of FASB ASC 470-20 (see Notes 2 and 12).

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(19,674)	$(21,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	10,448	9,124
Amortization of intangible assets	67,529	53,809
Stock-based compensation	44,774	35,002
Non-cash interest expense	6,524	6,315
Non-cash restructuring expense	6,833	—
Bad debt provision	804	1,897
Gain on foreign currency forward contracts	—	(8,049)
Deferred tax provision	(1,111)	1,612
Other	(138)	17
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,541)	33,782
Inventories	709	(1,461)
Prepaid expenses and other assets	(4,428)	(8,299)
Accounts payable	(2,249)	25,499
Accrued expenses and other liabilities	(10,357)	(2,832)
Deferred revenue	29,457	5,187

Net cash provided by operating activities	120,580	130,565

Cash flows from investing activities:
Capital expenditures	(7,850)	(12,657)
Payments for acquisitions, net of cash acquired	(159,352)	(61,712)
Proceeds from maturities of marketable securities	—	56
Payments for equity investment	(14,970)	(159)
Payments for acquired technology	(7,350)	(62,886)

Net cash used in investing activities	(189,522)	(137,358)

Cash flows from financing activities:
Payments of debt and capital leases	(4,064)	(3,521)
Purchases of treasury stock	(538)	(144)
Payments of other long-term liabilities	(4,818)	(4,775)
Proceeds from settlement of share-based derivatives	3,784	—
Proceeds from issuance of common stock, net of issuance costs	—	175,111
Proceeds from issuance of common stock from employee stock options and purchase plan	18,823	7,069
Cash used to net share settle employee equity awards	(9,246)	(5,000)

Net cash provided by financing activities	3,941	168,740

Effects of exchange rate changes on cash and cash equivalents	(233)	(2,505)

Net increase (decrease) in cash and cash equivalents	(65,234)	159,442
Cash and cash equivalents at beginning of period	527,038	261,540

Cash and cash equivalents at end of period	$461,804	$420,982

See accompanying notes. Financial statements as of September 30, 2009 and for the three and six months ended March 31, 2009 have been adjusted for the retrospective application of FASB ASC 470-20 (see Notes 2 and 12).

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

We acquired SpinVox Limited (“SpinVox”), a UK-based privately-held company engaged in the business of providing voice to text services, on December 30, 2009 and other businesses during the second quarter of 2010. Refer to Note 4 for additional information.

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

We reclassified certain acquisition-related costs included within operating expenses for the three and six months ended March 31, 2009 to conform to our revised statement of operations presentation for such costs as disclosed in Note 2 below. Such reclassifications did not affect total revenues, gross profit, income (loss) from operations, net income (loss), or cash flow from operations.

2.	Summary of Significant Accounting Policies

We have made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, other than as outlined below.

Acquisition-Related Costs, net

Acquisition-related costs include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third-parties; professional service fees, including direct third-party costs of the transaction and post-acquisition legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. Previous to our adoption of ASC 805 in fiscal 2010, certain acquisition-related costs and adjustments now recorded as operating expenses in our consolidated statements of operations were included as a part of the consideration transferred and capitalized as a part of the accounting for our business acquisitions pursuant to previous accounting rules, primarily direct transaction costs. In addition, there were no items under the legacy business combination accounting guidance that were required to be re-measured to fair value on a recurring basis.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Transition and integration costs	$5,199	$579	$8,652	$1,906
Professional service fees	2,556	3,511	11,854	8,028
Acquisition-related adjustments	207	(763)	261	(704)

Total	$7,962	$3,327	$20,767	$9,230

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Collaboration Agreements

On October 9, 2009, we entered into a five-year collaboration agreement with a third party to accelerate the development of new speech technologies. All intellectual property derived from the collaboration will be jointly-owned by the two parties and Nuance will have the sole rights to commercialize the intellectual property during the term of the agreement. All sales related thereto will be recorded as revenue by the selling party. In consideration for the services from the third party in the collaboration efforts, as well as the joint ownership rights over intellectual property developed under the arrangement and the exclusive right to commercialize such developed intellectual property for the term of the arrangement, we will pay $80.0 million in five equal payments of $16.0 million on August 15th of each year, payable in cash or our common stock, at our option. These upfront payments will be recorded as a prepaid asset and expensed ratably over each annual period, commensurate with the pattern in which we expect the third party to perform its services and convey our rights under the arrangement. On October 14, 2009, we made our first payment under the arrangement consisting of 1,047,120 shares of our common stock valued at $16.0 million. For the three and six months ended March 31, 2010, $4.0 million and $8.0 million, respectively has been recorded as research and development expense in our consolidated statements of operations.

On January 13, 2010, we amended the collaboration agreement to extend certain provisions for eighteen months following the termination of the agreement. In consideration for the extension, we agreed to pay an additional $12.0 million to the third-party in five equal payments of $2.4 million on August 15th of each year over the five-year agreement term, payable in cash or our common stock, at our option, with the exception of the first payment, which was made during the second quarter of fiscal 2010 through the issuance of 145,897 shares of our common stock. These upfront payments are recorded as a prepaid asset when made and will be expensed ratably to sales and marketing expense over the eighteen-month extension period.

Accounting for Convertible Debt

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

The following tables illustrate the retrospective effect of adopting ASC 470-20 to the consolidated statements of operations for the three and six months ended March 31, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2009		March 31, 2009
		As Adjusted for		As Adjusted for
	As Originally	Retrospective	As Originally	Retrospective
	Reported	Application	Reported	Application

Interest expense	$9,977	$11,764	$23,135	$26,690
Income (loss) before income taxes	6,069	4,282	(6,870)	(10,425)
Net income (loss)	7,067	5,280	(17,483)	(21,038)
Basic and diluted income (loss) per share	$0.03	$0.02	$(0.07)	$(0.09)

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

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (“ASU 2010-06”) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 8 below. ASU 2010-06 is effective for us for the interim reporting period beginning January 1, 2010, except for the provisions related to activity in Level 3 fair value measurements. Those provisions are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-06 impacts disclosure only and therefore, did not, and is not expected to, have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The ASU codifies the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 08-9, Milestone Method of Revenue Recognition. The amendments to the FASB Accounting Standards Codification (“the Codification” or “ASC”) provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The amendments in the ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If an entity elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity must apply the amendments retrospectively from the beginning of the year of adoption. Entities may also elect to adopt the amendments in the ASU retrospectively for all prior periods. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.

In September 2009, the EITF ratified EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables, which has since been codified in the ASC as ASU No. 2009-13 (“ASU 2009-13”), supersedes EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, now referred to as ASC 605-25-50-1. ASU 2009-13 eliminates the residual method of accounting for non-software arrangements, as well as the associated requirements for establishing objective and reliable evidence of fair value. The residual method is replaced in ASU 2009-13 by the

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated selling price method whereby revenue in a multiple-element arrangement is allocated to each element based on its estimated selling price. Estimating selling price is established through a hierarchy starting with vendor-specific objective evidence of fair value, followed by third-party evidence, and lastly by any reasonable, objective estimate of the selling price were the element to be sold on a standalone basis. Estimates of selling price must consider both entity-specific factors and market conditions. ASU 2009-13 is applied prospectively to all revenue transactions entered into, or materially modified, after June 15, 2010. Early adoption is permitted if adopted as of the beginning of an entity’s fiscal year and no prior interim period financial statements from that fiscal year have already been issued or the entity retrospectively applies the provisions of this ASU to its previously-issued current fiscal year interim financial statements. We currently do not expect that the adoption of ASU 2009-13 will have a material impact on our consolidated financial statements.

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

3.	Comprehensive Loss

The components of comprehensive loss are as follows (table in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income (loss)	$(15,396)	$5,280	$(19,674)	$(21,038)
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,158)	(14,229)	(12,022)	(26,018)
Unrealized gain (loss) on cash flow hedge derivatives	727	(10)	1,538	(4,229)

Other comprehensive income (loss)	(10,431)	(14,239)	(10,484)	(30,247)

Other comprehensive loss	$(25,827)	$(8,959)	$(30,158)	$(51,285)

4.	Business Acquisitions

Second Quarter Acquisitions

During the second quarter of fiscal 2010, we acquired all of the outstanding capital stock of two speech-related technology companies primarily to expand our product offerings and enhance our technology base. The acquisitions were non-taxable events and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes. The results of operations of these companies have been included in our consolidated results from their respective acquisition dates. The total consideration for these acquisitions was $26.8 million, including the issuance of 1.1 million shares of our common stock valued at $18.0 million. In allocating the total purchase consideration for these acquisitions based on estimated fair values, we preliminarily recorded $18.0 million of goodwill, $9.6 million of identifiable intangible assets, and $0.7 million in net liabilities (resulting primarily from acquired accounts receivable, net of liabilities assumed). The preliminary allocations of the purchase consideration were based upon preliminary valuations and our estimates and assumptions are subject to change. Intangible assets acquired included

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily core and completed technology and customer relationships with weighted average useful lives of 7.9 years.

Acquisition of SpinVox

On December 30, 2009, we acquired all of the outstanding capital stock of SpinVox Limited (“SpinVox”), a UK-based privately-held company engaged in the business of providing voicemail-to-text services. The acquisition was a non-taxable event and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of SpinVox have been included in our results of operations from January 1, 2010. The results of operations of SpinVox for the one day, December 31, 2009, of the fiscal first quarter during which SpinVox was a part of Nuance were excluded from our consolidated results for the six months ended March 31, 2010 as such amounts for that one day were immaterial.

A summary of the preliminary allocation of the purchase consideration is as follows (in thousands):

Total purchase consideration:
Cash	$67,500
Common stock(a)	36,352

Total purchase consideration	$103,852

Allocation of the purchase consideration:
Cash	$4,061
Accounts receivable(b)	12,891
Other assets	2,943
Property and equipment	1,585
Identifiable intangible assets	45,300
Goodwill	108,885

Total assets acquired	175,665
Current liabilities	(70,761)
Deferred revenue	(1,052)

Total liabilities assumed	(71,813)

Net assets acquired	$103,852

(a)	Approximately 2.3 million shares of our common stock valued at $15.81 per share based on the closing price of our common stock on the acquisition date were issued at closing.

(b)	Accounts receivable have been recorded at their estimated fair value, which consists of the gross accounts receivable assumed of $16.6 million, reduced by fair value reserve of $3.7 million, which represents the portion of SpinVox’s contractually owed accounts receivable we do not expect to be able to collect.

The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on a preliminary valuation (table in thousands, except for years):

	Amount	Weighted Average Life
		(In years)

Customer relationships	$28,000	14.0
Core and completed technology	16,300	4.3
Trade name	1,000	1.5

Total	$45,300

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results

The following unaudited pro forma financial information summarizes the combined results of operations for the Company and SpinVox as though they were combined from October 1, 2008 (table in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenue	$273,005	$233,010	$547,958	$450,956
Net loss	(15,396)	(17,548)	(51,236)	(72,620)
Net loss per share — basic and diluted	$(0.05)	$(0.07)	$(0.18)	$(0.30)

We have not furnished pro forma financial information relating to our second quarter acquisitions because such information is not material, individually or in the aggregate, to our financial results.

5.	Contingent Acquisition Payments

Earn-out Payments

In connection with our acquisition of SNAPin Software, Inc. (“SNAPin”) we agreed to make a contingent earn-out payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. Additionally, we would be required to issue earn-out consideration to SNAPin option holders. Option earn-out consideration, if earned, is payable at our sole discretion, in cash, stock or additional options to purchase common stock. The total value of this option earn-out consideration may aggregate up to $2.5 million, and will be recorded as compensation expense over the service period, if earned. In April 2010, the Company and the former shareholders of SNAPin agreed on a $21.2 million final value of the earn-out and recorded the difference of $8.3 million between the previously recorded earn-out liability as of September 30, 2009 and the final agreed amount as additional purchase price during the first half of fiscal 2010. On April 30, 2010, we issued 565,069 shares of our common stock, valued at $10.6 million, as our first payment under the earn-out agreement. The remaining $10.6 million is payable in cash or stock, solely at our option, on or before October 1, 2011. As of March 31, 2010, we had recorded $21.2 million in liabilities, split evenly between current and long-term.

In connection with our acquisition of Multi-Vision Communications, Inc. (“Multi-Vision”), we agreed to make contingent earn-out payments of up to $15.0 million, payable in stock, or cash, solely at our discretion, relating to earn-out provisions described in the share purchase agreement. Two-thirds of the earn-out is conditioned on performance targets and continued employment; accordingly, up to $10.0 million of any earn-out payments that become payable will be recorded as compensation expense, and up to $5.0 million, the portion of the prospective earn-out attributable solely to performance targets, will be recorded as additional purchase price and allocated to goodwill. We have notified the former shareholders of Multi-Vision that the performance targets were not achieved. Therefore, through March 31, 2010, we have not recorded any obligation or related compensation expense relative to these measures.

In connection with our acquisition of Vocada, Inc. (“Vocada”), we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. Payments, if any, may be made in the form of cash or shares of our common stock, at our sole discretion. We have notified the former shareholders of Vocada that the financial targets for certain periods were not achieved. The former shareholders of Vocada have requested additional information regarding this determination. We are currently in discussions with the former shareholders of Vocada regarding this matter. Through March 31, 2010, we have not recorded any obligation relative to these matters.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the acquisition of Commissure, Inc. (“Commissure”), we agreed to make contingent earn-out payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years 2008, 2009 and 2010. Payments, if any, may be made in the form of cash or shares of our common stock, solely at our discretion. We have notified the former shareholders of Commissure that the financial targets for the fiscal year ended September 30, 2008 were not achieved and the related contingent earn-out payment was not earned. We are continuing to evaluate the financial targets related to the fiscal year 2009. Through March 31, 2010, we have not recorded any earn-out obligation relative to the Commissure acquisition.

In November 2008, we amended the earn-out provisions set forth in the merger agreement related to the acquisition of Mobile Voice Control, Inc. (“MVC”) such that the former shareholders of MVC were eligible to earn 377,964 and 755,929 shares based on the achievement of calendar 2008 and 2009 financial targets, respectively. The stock payments, if any, that are made based on the provisions of this amendment will be recorded to goodwill, as incremental purchase price. We have notified the former shareholders of MVC that the financial targets for calendar 2008 and 2009 were not achieved and therefore we have not recorded any obligation relative to these measures.

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

The following table summarizes the terms of the escrow arrangements that were entered into under the guidance of SFAS 141 that were not released as of March 31, 2010 (table in thousands):

	Initially
	Scheduled Escrow		Share Payment —
	Release Date	Cash Payment	Number of Shares

X-Solutions	December 10, 2010	$1,050	n/a
eCopy	December 30, 2010	7,800	n/a

Total		$8,850	n/a

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended March 31, 2010, are as follows (in thousands):

Balance as of September 30, 2009	$1,891,003
Goodwill acquired	126,847
Purchase accounting adjustments	30,664
Effect of foreign currency translation	(8,809)

Balance as of March 31, 2010	$2,039,705

Purchase accounting adjustments recorded during the six months ended March 31, 2010 consisted primarily of a $13.1 million increase in the fair value estimate of intangible assets from our fourth quarter fiscal 2009 acquisition and the $11.3 million Phonetic earn-out payment and an $8.3 million increase to the SNAPin earn-out liability discussed in Note 5 above. These increases were partially offset by a $1.9 million reduction to the Philips Speech Recognition Systems GMBH (“PSRS”) purchase price based on a final working capital adjustment agreed between us and the former shareholder of PSRS in November 2009.

Intangible assets consist of the following as of March 31, 2010 (table in thousands, except for years):

	March 31, 2010
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Life
				(Years)

Customer relationships	$579,139	$(194,589)	$384,550	7.3
Technology and patents	368,995	(106,973)	262,022	6.4
Tradenames, trademarks, and other	39,147	(9,339)	29,808	4.6
Non-competition agreements	4,574	(2,593)	1,981	1.9

Subtotal	991,855	(313,494)	678,361	6.8
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$1,019,655	$(313,494)	$706,161

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

In March 2010, we acquired a portfolio of technology patents as well as a royalty-free, paid-up perpetual source and object code license from third-parties for $12.5 million, including $2.5 million in cash and 607,903 shares of our common stock valued at $10.0 million. The estimated useful lives of the patent portfolio and the software license are 13 years and 7 years, respectively. Both the patent portfolio and the license have been included within the technology and patents grouping above.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the five succeeding years, is as follows (in thousands):

	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2010 (April 1, 2010 to September 30, 2010)	$25,486	$43,493	$68,979
2011	49,902	80,021	129,923
2012	44,864	69,473	114,337
2013	38,906	55,070	93,976
2014	29,934	48,264	78,198
Thereafter	72,930	120,018	192,948

Total	$262,022	$416,339	$678,361

7.	Financial Instruments and Hedging Activities

Interest Rate Swap Agreements

To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of March 31, 2010, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% and 2.1%, plus the applicable margin for the Credit Facility, and they expire in October 2010 and November 2010, respectively. As of March 31, 2010 and September 30, 2009, the aggregate cumulative unrealized losses related to these swaps, were $2.6 million and $4.0 million, respectively and were included in accumulated other comprehensive income (loss) in the accompanying balance sheets.

Forward Currency Contracts Designated as Cash Flow Hedges

On October 1, 2009, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars with a total notional amount of CAD$8.7 million. These contracts are designated as cash flow hedges. At March 31, 2010, these contracts had an aggregate remaining, unsettled notional amount of CAD$2.1 million ($2.1 million at March 31, 2010 exchange rate). The contracts settle each month from April 13, 2010 through July 13, 2010. As of March 31, 2010, the aggregate cumulative unrealized gains related to these contracts were $0.1 million and were included in accumulated other comprehensive income (loss) in the accompanying balance sheets.

On February 4, 2010, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Hungarian Forints (“HUF”) with a total notional amount of HUF 688.0 million. These contracts are designated as cash flow hedges. At March 31, 2010, these contracts had an aggregate remaining, unsettled notional amount of HUF 479.0 million ($2.4 million at March 31, 2010 exchange rate). The contracts settle each month from April 19, 2010 through October 18, 2010. As of March 31, 2010, the aggregate cumulative unrealized gains related to these contracts were less than $0.1 million.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, we acquired certain intangible assets and issued 1,809,353 shares of our common stock, valued at $25.0 million, as part of the total consideration. We also issued an additional 315,790 shares of our common stock, valued at $4.5 million, in June 2009 as a prepayment for professional services. These shares issued are subject to security price guarantees which are accounted for as derivatives, and are being accounted for separately from their host agreements due to the determination that such instruments would not be considered equity instruments if freestanding. The security price guarantees require a payment from either us to the third party, or from the third party to us based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in fair value of these security price guarantees are reported in earnings each period as non-operating income (expense) within other income (expense), net. These security price guarantees expired and were settled in December 2009 and January 2010. The third-party paid $3.8 million to the Company during January 2010 in final settlement thereof.

In October and December 2009, we issued 1,047,120 and 879,567 shares of our common stock in payment to a third party, valued at $16.0 million and $13.0 million, respectively. The $16.0 million payment was our first payment in consideration for the research and development services of the third party in connection with the five-year collaboration arrangement discussed in Note 2 above, while the $13.0 million payment was final payment in respect of the joint marketing and selling agreement with the same third party discussed in Note 6 above. These shares are subject to security price guarantees of the same nature as those described above.

In March 2010, we issued 607,903 and 145,897 shares of our common stock in payment to a third party, valued at $10.0 million and $2.4 million, respectively. The $10.0 million payment was for the purchase of the source and object code software license discussed in Note 6 above, while the $2.4 million payment was in respect of the amendment of the five-year collaboration agreement discussed in Note 2 above. These shares are subject to security price guarantees of the same nature as those described above.

As of March 31, 2010, we have outstanding security price guarantees relative to a total of 2,680,487 shares of our common stock issued to a third party. For the three and six months ended March 31, 2010, increases in fair value of $2.6 and $4.7 million, respectively, related to the settled and unsettled security price guarantees are reported in earnings as non-operating income within other income (expense), net.

The following table provides a quantitative summary of the fair value of our hedged and non-hedged derivative instruments as of March 31, 2010 and September 30, 2009 (table in thousands):

		Fair Value
		March 31,	September 30,
Description	Balance Sheet Classification	2010	2009

Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$8,682
Security price guarantees	Prepaid expenses and other current assets	3,223	2,299

Net asset (liability) value of non-hedged derivative instruments		$3,223	$10,981

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value
		March 31,	September 30,
Description	Balance Sheet Classification	2010	2009

Derivatives Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$125	$—
Interest rate swaps	Accrued expenses and other current liabilities(a)	(2,574)	(3,982)

Net asset (liability) value of hedged derivative instruments		$(2,449)	$(3,982)

(a)	The fair value of the interest rate swaps was classified in other long-term liabilities as of September 30, 2009 as the settlement date for the swaps was greater than twelve months from the balance sheet date.

The following tables summarize the activity of derivative instruments for fiscal 2010 and 2009 (tables in thousands):

Derivatives Designated as Hedges for the Three Months Ended March 31,

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009

Foreign currency contracts	$64	$(386)	Other income (expense), net	$92	$—
Interest rate swaps	$751	$376	N/A	$—	$—

Derivatives Designated as Hedges for the Six Months Ended March 31,

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009

Foreign currency contracts	$217	$(386)	Other income (expense), net	$92	$—
Interest rate swaps	$1,408	$(3,843)	N/A	$—	$—

Derivatives Not Designated as Hedges

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended
	Location of Gain (Loss)	March 31,		Six Months Ended March 31,
	Recognized in Income	2010	2009	2010	2009

Foreign currency contracts	Other income (expense), net	$—	$(3,938)	$—	$2,551
Security price guarantees	Other income (expense), net	$2,636	$—	$4,708	$—

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

ASC 820 (formerly referred to as SFAS No. 157, Fair Value Measurements) establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 consisted of (table in thousands):

	March 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$375,770	$—	$—	$375,770
US government agency securities(a)	10,000	—	—	10,000
Foreign currency exchange contracts(c)	—	125	—	125
Security price guarantees(d)	—	3,223	—	3,223

Total assets at fair value	$385,770	$3,348	$—	$389,118

Liabilities:
Contingent consideration(e)	$—	$—	$1,190	$1,190
Interest rate swaps(b)	—	2,574	—	2,574

Total liabilities at fair value	$—	$2,574	$1,190	$3,764

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

(b)	The fair values of the interest rate swaps are estimated using discounted cash flow analyses that factor in observable market inputs such as LIBOR — based yield curves, forward rates, and credit spreads.

(c)	The fair value of our foreign currency exchange contracts is the intrinsic value of the contracts based on observable inputs for similar derivative instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

(d)	The fair values of the security price guarantees are determined using a modified Black-Scholes model, derived from observable inputs such as US treasury interest rates, our common stock price, and the volatility of our common stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.

(e)	The fair value of our contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as our common stock price since the contingent consideration arrangement is payable in shares of our common stock.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 Instruments

As of March 31, 2010, only our contingent consideration arrangement, entered into during the second quarter of fiscal 2010, qualifies as a Level 3 instrument. Prior to the second quarter fiscal 2010, we have not had any Level 3 instruments. $1.0 million of the fair value of the instrument at March 31, 2010 was recorded as part of the consideration transferred for one of our second quarter fiscal 2010 acquisitions. The remaining $0.2 million change in fair value between the acquisition date and March 31, 2010 is being recorded as a gain to earnings through the “acquisition-related costs, net” line-item in the consolidated statements of operations.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	March 31,	September 30,
	2010	2009

Compensation	$61,712	$52,600
Sales and marketing incentives	38,677	4,413
Cost of revenue related liabilities	11,375	7,585
Professional fees	9,239	8,945
Sales and other taxes payable	7,476	5,913
Acquisition costs and liabilities	5,692	8,522
Income taxes payable	3,630	7,185
Deferred tax liability	1,657	1,614
Other	9,518	8,042

Total	$148,976	$104,819

10.	Accrued Business Combination Costs

The activity for the six months ended March 31, 2010, relating to all facilities and personnel recorded in accrued business combination costs, is as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2009	$34,551	$2,497	$37,048
Charged to goodwill	(15)	(759)	(774)
Charged to restructuring and other charges, net	(559)	—	(559)
Charged to interest expense	667	—	667
Cash payments, net of sublease receipts	(5,516)	(1,578)	(7,094)

Balance at March 31, 2010	$29,128	$160	$29,288

	March 31,	September 30,
	2010	2009

Reported as:
Current	$9,939	$12,144
Long-term	19,349	24,904

Total	$29,288	$37,048

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Restructuring and Other Charges, net

The following table sets forth the six months ended March 31, 2010 accrual activity relating to restructuring and other charges (in thousands):

	Personnel	Facilities	Other	Total

Balance at September 30, 2009	$607	$310	$28	$945
Restructuring and other charges, net	5,388	—	8,158	13,546
Non-cash adjustments	—	6	(6,862)	(6,856)
Cash payments	(2,820)	(89)	(1,324)	(4,233)

Balance at March 31, 2010	$3,175	$227	$—	$3,402

For the six months ended March 31, 2010, we recorded net restructuring and other charges of $13.0 million, which consisted primarily of $5.4 million related to the elimination of approximately 95 personnel across multiple functions within our company, including acquired entities, and a $6.9 million write-off of previously capitalized patent defense costs as a result of unsuccessful litigation, partially offset by $0.6 million in reversals of previously recorded facilities abandonment charges, included in the table above in Note 10, as a result of entering into a definitive sub-lease agreement.

12.	Credit Facilities and Debt

At March 31, 2010 and September 30, 2009, we had the following borrowing obligations (in thousands):

	March 31,	September 30,
	2010	2009

2.75% Convertible Debentures, net of unamortized discount of $40.7 million and $44.9 million, respectively	$209,320	$205,064
Credit Facility	646,913	650,263
Obligations under capital leases	2,237	307
Other	66	126

Total long-term debt	858,536	855,760
Less: current portion	8,318	6,862

Non-current portion of long-term debt	$850,218	$848,898

The estimated fair value of our long-term debt approximated $912.9 million at March 31, 2010 and $893.2 million at September 30, 2009. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of these long-term debt issues will continue to fluctuate each period based on fluctuations in market interest rates, and these fluctuations may have little to no correlation to our outstanding debt balances. The increase in fair value from September 30, 2009 to March 31, 2010 is generally attributable to the overall improvement in the debt markets, as well as some impact from the recent upgrade to our corporate credit rating. The term loan portion of our Credit Facility is traded and the fair values are based upon traded prices as of the reporting dates. The fair values of the 2.75% Convertible Debentures were estimated using the averages of the bid and ask trading quotes as of each respective reporting date. We had no outstanding balance on the revolving credit line portion of our Credit Facility. Our capital lease obligations and other debt are not traded and the fair values of these instruments are assumed to approximate their carrying values as of March 31, 2010 and September 30, 2009.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in August 2027. As of March 31, 2010, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

Adoption of ASC 470-20

As discussed in Note 2 above, on October 1, 2009, we adopted ASC 470-20, which has been applied retrospectively to all periods presented in our consolidated financial statements. ASC 470-20 is applicable to our 2.75% Convertible Debentures as we have the right to deliver cash in lieu of shares of our common stock, or a combination of cash and shares of common stock, upon conversion for each of these issuances.

We recognized total interest expense of approximately $10.2 and $20.4 million during the three and six months ended March 31, 2010, respectively, and $11.8 and $26.7 million during the three and six months ended March 31, 2009 related to the contractual interest coupon on all our outstanding long-term debt, amortization of debt issuance costs, and amortization of the discount on the liability component of our 2.75% Convertible Debentures. The effective interest rate on the liability component of our 2.75% Convertible Debentures, including both the cash and non-cash interest components, was approximately 7% during the three and six months ended March 31, 2010 and 2009. We are amortizing the discount on the liability component of our 2.75% Convertible Debentures through August 2014, which is the first put date available to the holders of the notes.

The carrying amount of the equity component, principal amount of the liability component, unamortized debt discount related to the liability component and net carrying amount of the liability component of our debt subject to ASC 470-20 as of March 31, 2010 and September 30, 2009 were as follows (in thousands):

	March 31,	September 30,
	2010	2009

Carrying amount of equity component (conversion options)	$54,695	$54,695

Principal amount of liability component	$250,000	$250,000
Unamortized discount related to liability component	(40,680)	(44,936)

Net carrying amount of liability component	$209,320	$205,064

Credit Facility

We have a credit facility which consists of a $75 million revolving credit line, reduced by outstanding letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (collectively the “Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of March 31, 2010, there were $16.1 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of March 31, 2010, we are in compliance with the covenants under the Credit Facility.

As of March 31, 2010, based on our leverage ratio, the applicable margin for our term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. This results in an effective interest rate of 2.23%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2010 as no excess cash flow, as defined, was generated in fiscal 2009. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sweep provisions. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (table in thousands):

Year Ending September 30,	Amount

2010 (April 1, 2010 to September 30, 2010)	$3,350
2011	6,700
2012	6,700
2013 (maturity)	630,163

Total	$646,913

13.	Net Income (Loss) Per Share

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2010 and 2009. The table excludes reconciliation for the six months ended March 31, 2010 and 2009 due to the Company’s net loss position for those periods (table in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009

Numerator:
Basic
Net income (loss)	$(15,396)	$5,280
Less: Income allocated to participating securities	—	99

Net income (loss) available to common stockholders — basic	$(15,396)	$5,181

Diluted
Net income (loss) available to common stockholders — diluted	$(15,396)	$5,280

Denominator:
Basic
Weighted average common shares outstanding	284,994	250,656

Diluted
Weighted average common shares outstanding — basic	284,994	250,656
Weighed average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	—	3,562
Employee stock compensation plan	—	7,291
Warrants	—	3,736
Other contingently issuable shares	—	3,942

Weighted average common shares outstanding — diluted	284,994	269,187

Net income (loss) per share:
Basic	$(0.05)	$0.02

Diluted	$(0.05)	$0.02

Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 21.8 million and 23.6 million shares for the three and six months ended March 31, 2010, respectively, and 14.8 million and 34.4 million shares for

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the three and six months ended March 31, 2009, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

14.	Stockholders’ Equity

In March 2010, we issued 607,903 and 145,897 shares of our common stock in payment to a third party, valued at $10.0 million and $2.4 million, respectively. The $10.0 million payment was for the purchase of the source and object code software license discussed in Note 6 above, while the $2.4 million payment was in respect of the amendment of the five-year collaboration agreement discussed in Note 2 above.

In February 2010, we issued 1.1 million shares of our common stock, valued at $18.0 million, as partial consideration for our second quarter fiscal 2010 acquisitions discussed in Note 4 above.

In October and December 2009, we issued 1,047,120 and 879,567 shares of our common stock in payment to a third party, valued at $16.0 million and $13.0 million, respectively, based on the price of our common stock at closing on the respective issuance dates. The $16.0 million payment was our first payment in connection with the five-year collaboration arrangement discussed in Note 2 above, while the $13.0 million payment was final payment in respect of the joint marketing and selling agreement with the same third party discussed in Note 6 above.

In December 2009, we issued 2.3 million shares of our common stock, valued at $36.4 million, as partial consideration for the acquisition of SpinVox Limited discussed in Note 4 above.

On November 15, 2004, in connection with our acquisition of Phonetic, we issued unvested warrants to purchase 750,000 shares of our common stock that were to vest, if at all, upon the achievement of certain performance targets. In December 2009, as disclosed in Note 5, we paid $11.3 million in cash to the former shareholders of Phonetic in final settlement of the contingent earn-out provisions related to that acquisition. The 750,000 warrants did not vest and were cancelled as a result of the final settlement. None of the 750,000 warrants remain outstanding at March 31, 2010.

On March 19, 2004, we announced that Warburg Pincus had agreed to purchase all outstanding shares of and warrants for our common stock held by Xerox Corporation for approximately $80.0 million. In connection with this transaction, Warburg Pincus acquired new warrants to purchase 2.5 million additional shares of our common stock for total consideration of $0.6 million. The warrants had a six-year life and an exercise price of $4.94 per share. In April 2010, all 2.5 million of these common stock warrants were exercised, with total cash proceeds to the Company of $12.4 million.

15.	Stock-Based Compensation

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Cost of product and licensing	$9	$4	$18	$6
Cost of professional services and hosting	2,913	3,147	5,561	4,927
Cost of maintenance and support	202	275	417	425
Research and development	2,419	2,937	4,449	5,627
Sales and marketing	8,779	6,228	17,297	13,559
General and administrative	10,386	5,424	17,032	10,458

Total	$24,708	$18,015	$44,774	$35,002

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The table below summarizes activity relating to stock options for the six months ended March 31, 2010:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2009	13,553,866	$7.48
Granted	1,200,000	$13.81
Exercised	(2,577,795)	$5.17
Forfeited	(259,553)	$13.39
Expired	(81,411)	$17.14

Outstanding at March 31, 2010	11,835,107	$8.43	4.0 years	$98.0 million

Exercisable at March 31, 2010	8,461,430	$6.74	3.1 years	$84.2 million

Exercisable at March 31, 2009	11,002,302	$5.78	3.7 years	$60.1 million

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on March 31, 2010 ($16.64) and the exercise price of the underlying options.

As of March 31, 2010, the total unamortized fair value of stock options was $19.4 million with a weighted average remaining recognition period of 1.1 years. A summary of weighted-average grant-date fair value and intrinsic value of stock options exercised is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Weighted-average grant-date fair value per share	$5.88	n/a	$5.90	$13.78
Total intrinsic value of stock options exercised (in millions)	$15.8	$6.2	$27.0	$8.4

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. During the three months ended March 31, 2009, we did not grant any new options. The fair value of the stock options granted and unvested options assumed from acquisitions during the three and six months ended March 31, 2010 and the six months ended March 31, 2009 were calculated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Dividend yield	0.0%	n/a	0.0%	0.0%
Expected volatility	47.3%	n/a	50.9%	58.1%
Average risk-free interest rate	2.3%	n/a	2.4%	3.1%
Expected term (in years)	4.2	n/a	4.2	6.2

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units for the six months ending March 31, 2010:

	Number of Shares	Number of Shares
	Underlying	Underlying
	Restricted Units —	Restricted Units —
	Contingent Awards	Time-Based Awards

Outstanding at September 30, 2009	2,840,673	8,755,330
Granted	1,288,743	2,060,366
Earned/released	(740,224)	(1,658,245)
Forfeited	(530,367)	(505,635)

Outstanding at March 31, 2010	2,858,825	8,651,816

Weighted average remaining contractual term of outstanding Restricted Units	1.1 years	1.1 years
Aggregate intrinsic value of outstanding Restricted Units(1)	$47.6 million	$144.0 million
Restricted Units vested and expected to vest	2,534,618	7,471,287
Weighted average remaining contractual term of Restricted Units vested and expected to vest	1.1 years	1.1 years
Aggregate intrinsic value of Restricted Units vested and expected to vest(1)	$42.2 million	$124.3 million

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on March 31, 2010 ($16.64) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of March 31, 2010, unearned stock-based compensation expense related to all unvested Restricted Units is $118.9 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.5 years.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	Three Months Ended,			Six Months Ended,
	March 31,			March 31,
	2010	2009		2010	2009

Weighted-average grant-date fair value per share	$15.50	$	n/a	$15.05	$	n/a
Total intrinsic value of shares vested (in millions)	$10.9		$—	$36.2		$—

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Pensions

The components of net periodic benefit cost of the pension plans for the three and six months ended March 31, 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest cost	$277	$263	$595	$542
Expected return on plan assets	(239)	(238)	(508)	(490)
Amortization of unrecognized gain	28	11	54	22

Net periodic pension cost	$66	$36	$141	$74

17.	Income Taxes

The effective tax rate was (17.5)% and (23.3)% for the three months ended March 31, 2010 and 2009, respectively, and (15.4)% and (101.8)% for the six months ended March 31, 2010 and 2009, respectively. Included in the tax provision for the three months ended March 31, 2010 was $4.0 million in foreign income tax provision, reduced by a $1.4 million discrete tax benefit resulting from certain international research and development tax credits.

Included in the tax provision for the six months ended March 31, 2010 was $5.6 million in foreign income tax provision, reduced by the $1.4 million tax benefit discussed above and a $1.0 million tax benefit resulting from the favorable settlement of a state tax penalty related to our acquisition of eScription. No tax benefit has been recognized for the U.S. losses in either the three or six month periods ended March 31, 2010 and 2009, as the realization of such tax benefit is not more likely than not.

At March 31, 2010 and September 30, 2009, the liability for income taxes associated with uncertain tax positions was $12.3 million and $12.1 million, respectively. The increase is primarily attributable to accrued interest. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

18.	Commitments and Contingencies

Operating Leases

The following table outlines our gross future minimum payments under all non-cancelable operating leases as of March 31, 2010 (in thousands):

			Other
			Contractual
	Operating	Leases Under	Obligations
Year Ending September 30,	Leases	Restructuring	Assumed	Total

2010 (April 1, 2010 to September 30, 2010)	$10,394	$1,921	$6,783	$19,098
2011	19,568	2,591	13,929	36,088
2012	17,577	1,341	12,284	31,202
2013	15,784	408	2,323	18,515
2014	12,983	—	2,326	15,309
Thereafter	39,225	—	3,294	42,519

Total	$115,531	$6,261	$40,939	$162,731

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2010, we have subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms is $15.6 million and ranges from approximately $1.5 million to $4.1 million on an annual basis through February 2016.

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

Vianix LLC has filed three legal actions against us, consisting of two breach of contract actions and a copyright infringement claim. It is too early for us to reach a conclusion as to the ultimate outcome or proposed settlement of these actions or to estimate the potential loss that could result from a settlement or adverse judgment against us in two of the three matters. In the third matter, we believe our maximum potential exposure to be immaterial. We have not accrued any liability for these actions as we continue to believe that we have substantial defenses against these claims, and intend to defend them vigorously.

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

At March 31, 2010, we have $2.8 million of non-cancelable purchase commitments for inventory to fulfill customers’ orders currently scheduled in our backlog.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have several customer-facing market groups that oversee the core markets where we conduct business. These groups were referred to as Mobile-Enterprise, Healthcare-Dictation, and Imaging. Each of these market groups has a president or general manager who has direct responsibility and oversight related to go-to-market strategies and plans, product management and product marketing activities. These groups do not directly manage centralized or shared resources or the allocation decisions regarding the activities related to these functions, which include sales and sales operations, certain research and development initiatives, business development and all general and administrative activities. Our CODM directly oversees each of the presidents or general managers, as well as each of the functions that provide the shared and centralized activities noted above. To manage the business, allocate resources and assess performance, the CODM primarily reviews revenue data by market group, while reviewing gross margins, operating margins, and other measures of income or loss on a consolidated basis. Thus, we have determined that we operate in one segment.

The following table presents revenue information for our three core markets (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Mobile-Enterprise	$136,044	$114,494	$261,081	$214,328
Healthcare-Dictation	118,492	100,578	238,437	200,546
Imaging	18,469	14,073	36,464	31,105

Total	$273,005	$229,145	$535,982	$445,979

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (table in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

United States	$187,544	$167,033	$374,042	$334,465
International	85,461	62,112	161,940	111,514

Total	$273,005	$229,145	$535,982	$445,979

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (table in thousands):

	March 31,	September 30,
	2010	2009

United States	$2,432,989	$2,395,773
International	443,666	307,864

Total	$2,876,655	$2,703,637

20.	Related Parties

A member of our Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides professional services to us. These services may from time-to-time include contingent fee arrangements. We paid Wilson Sonsini Goodrich & Rosati for professional services $1.1 million and $2.0 million for the three and six months ended March 31, 2010. As of March 31, 2010 and September 30, 2009, we had $1.4 million and $1.7 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.
.

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

We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to broaden these assets and expand our customer base through acquisitions. In evaluating the financial condition and operating performance of our business, management focuses on revenue, earnings, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the three-month period ended March 31, 2010, as compared to the three-month period ended March 31, 2009, is as follows:

•	Total revenue increased by $43.9 million to $273.0 million;

•	Net income/loss decreased by $20.7 million to a $15.4 million net loss from $5.3 million in net income;

•	Gross profit increased by 0.7 percentage points to 62.1%;

•	Operating margins decreased to (2.3)% from 6.7%; and

•	Cash provided by operating activities for the six months ended March 31, 2010 was $120.6 million, a decrease of $10.0 million from the same period in the prior fiscal year.

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

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the three and six months ended March 31, 2010 and 2009 (as adjusted for the retrospective application of FASB ASC 470-20).

	Three Months		Six Months
	Ended March 30,		Ended March 31,
	2010	2009	2010	2009

Revenue:
Product and licensing	41.5%	38.0%	42.3%	38.7%
Professional services, subscription and hosting	42.5	45.0	41.0	43.3
Maintenance and support	16.0	17.0	16.7	18.0

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product and licensing	3.9	4.0	4.3	4.0
Professional services, subscription and hosting	26.7	27.4	25.2	27.2
Maintenance and support	2.8	3.1	3.0	3.2
Amortization of intangible assets	4.5	4.1	4.3	3.9

Gross profit	62.1	61.4	63.2	61.7

Operating expenses:
Research and development	13.9	11.9	14.0	13.0
Sales and marketing	23.4	21.9	24.1	24.8
General and administrative	11.5	11.0	11.0	11.4
Amortization of intangible assets	8.1	8.3	8.3	8.2
Acquisition-related costs, net	2.9	1.5	3.9	2.0
Restructuring and other charges, net	4.6	0.1	2.4	0.5

Total operating expenses	64.4	54.7	63.7	59.9

Income (loss) from operations	(2.3)	6.7	(0.5)	1.8
Other income (expense), net	(2.5)	(4.8)	(2.7)	(4.1)

Income (loss) before income taxes	(4.8)	1.9	(3.2)	(2.3)
Provision (benefit) for income taxes	0.8	(0.4)	0.5	2.4

Net income (loss)	(5.6)%	2.3%	(3.7)%	(4.7)%

Total Revenue

The following tables show total revenue from our three core market groups and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Mobile-Enterprise	$136.0	$114.4	$21.6	18.9%	$261.1	$214.3	$46.8	21.8%
Healthcare-Dictation	118.5	100.6	17.9	17.8%	238.4	200.6	37.8	18.8%
Imaging	18.5	14.1	4.4	31.2%	36.5	31.1	5.4	17.4%

Total Revenue	$273.0	$229.1	$43.9	19.2%	$536.0	$446.0	$90.0	20.2%

United States	$187.5	$167.0	$20.5	12.3%	$374.1	$334.5	$39.6	11.8%
International	85.5	62.1	23.4	37.7%	161.9	111.5	50.4	45.2%

Total Revenue	$273.0	$229.1	$43.9	19.2%	$536.0	$446.0	$90.0	20.2%

The increase in total revenue for the three and six months ended March 31, 2010, as compared to the same periods ended March 31, 2009, was driven by a combination of organic growth and contributions from our acquisitions. Mobile-Enterprise revenue increased primarily due to growth in sales of our predictive text products, as well as sales of our embedded speech products for the automotive market. Healthcare-Dictation revenue increased primarily due to organic growth from our SpeechMagic solutions, Dragon Naturally Speaking products and iChart and eScription transcription services. Imaging revenue increased primarily as a result of contributions from our acquisitions of X-Solutions Group B.V. (“X-Solutions”) and eCopy, Inc. (“eCopy”).

Based on the location of our customers, the geographic split for the three and six months ended March 31, 2010 was 69% and 70%, respectively, of total revenue in the United States and 31% and 30%, respectively, internationally. This represents a shift in revenues toward international as compared to 73% and 75% of total revenue in the United States and 27% and 25% internationally for the same periods in fiscal 2009. The increase in the proportion of revenue generated internationally during the three and six months ended March 31, 2010 as compared to the same periods in the prior year was primarily due to contributions from our fiscal 2009 acquisitions and our acquisition of SpinVox, as well as the increase in revenue contributions from our predictive text products and SpeechMagic solutions, which are sold predominantly outside the United States.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Product and licensing revenue	$113.2	$87.0	$26.2	30.1%	$226.4	$172.6	$53.8	31.2%

As a percentage of total revenue	41.5%	38.0%			42.3%	38.7%

The increase in product and licensing revenue for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, consisted of a $12.3 million increase in Mobile-Enterprise revenue primarily due to growth in sales of our predictive text products, as well as sales of our embedded speech products for the automotive market, and partially offset by decreases in sales of our licenses of customer care solutions. Healthcare-Dictation revenue increased $10.0 million, primarily driven by increased sales of our SpeechMagic solutions and Dragon Naturally Speaking products. Imaging revenue increased $4.0 million primarily due to contributions from our acquisitions of X-Solutions and eCopy and growth in sales of our core imaging products. The growth in our product and licensing revenue streams outpaced the relative growth of our other revenue types, resulting in the 3.5 percentage point increase as a percent of total revenue.

The increase in product and licensing revenue for the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, consisted of a $30.7 million increase in Mobile-Enterprise revenue primarily due to growth in sales of our predictive text products, as well as sales of our embedded speech products for the automotive market. Healthcare-Dictation revenue increased $18.8 million primarily as a result of increased sales of our SpeechMagic solutions and Dragon Naturally Speaking products. Imaging revenue increased $4.3 million primarily due to contributions from our acquisitions of eCopy and X-Solutions. The growth in our product and licensing revenue streams outpaced the relative growth of our other revenue types, resulting in the 3.6 percentage point increase as a percent of total revenue.

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

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Product and licensing revenue	$116.2	$103.0	$13.2	12.8%	$219.9	$193.2	$26.7	13.8%

As a percentage of total revenue	42.5%	45.0%			41.0%	43.3%

The increase in professional services and hosting revenue for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was driven by a $6.6 million increase in Healthcare-Dictation revenues resulting largely from growth of our iChart and eScription transcription services. During the three months ended March 31, 2010, the annualized line run-rate in our healthcare on-demand business was approximately 3.099 billion lines per year, up 15% from 2.686 billion lines per year for the three months ended March 31, 2009. The annualized line run-rate is determined by the number of lines actually billed in a given quarter, multiplied by four. Mobile-Enterprise revenue increased $6.6 million primarily due to contributions from our acquisition of SpinVox and growth in our enterprise on-demand solutions, partially offset by a decrease in enterprise professional services revenues due primarily to the timing of revenue recognition related to set-up and implementation professional services. Our enterprise professional services hours backlog was 266,777 hours as of March 31, 2010, compared with 179,176 hours as of March 31, 2009. Enterprise professional services backlog hours reflect the accumulated estimated professional services hours necessary to fulfill all of our existing, executed professional services contracts within the enterprise business, including those that are cancelable by customers, based on the original estimate of hours sold. As a percentage of total revenue, professional services and hosting revenue decreased 2.5 percentage points as compared to the corresponding period in the prior year, primarily due to the accelerated growth in the fiscal second quarter of product and licensing revenue relative to professional services and hosting revenue.

The increase in professional services and hosting revenue for the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, was driven by a $15.9 million increase in Healthcare-Dictation revenues resulting largely from growth of our iChart and eScription transcription services. During the six months ended March 31, 2010, the number of healthcare transcription lines processed increased as compared to the corresponding period in the prior year. Mobile-Enterprise revenue increased $10.6 million, primarily due to contributions from our acquisition of SpinVox and growth in our enterprise on-demand and mobile professional services solutions. As a percentage of total revenue, professional services and hosting revenue decreased 2.3 percentage points as compared to the corresponding period in the prior year, primarily due to the strong growth in the fiscal first half of product and licensing revenue relative to professional services and hosting revenue.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Maintenance and support revenue	$43.6	$39.1	$4.5	11.5%	$89.7	$80.2	$9.5	11.8%

As a percentage of total revenue	16.0%	17.0%			16.7%	18.0%

The increase in maintenance and support revenue for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, consisted primarily of a $2.7 million increase in Mobile-Enterprise revenue, driven by continued organic growth, and a $1.4 million increase related to the expansion of our current installed base of Healthcare-Dictation solutions.

The increase in maintenance and support revenue for the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, consisted primarily of a $5.5 million increase in Mobile-Enterprise revenue, driven by continued organic growth, and a $3.2 million increase related to the expansion of our current installed base of Healthcare-Dictation solutions.

COSTS AND EXPENSES

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Cost of product and licensing revenue	$10.7	$9.1	$1.6	17.6%	$23.3	$17.8	$5.5	30.9%

As a percentage of product and licensing revenue	9.5%	10.4%			10.3%	10.3%

The increase in cost of product and licensing revenue for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to increased costs as a result of growth in our Healthcare-Dictation and Imaging product and licensing revenues.

The increase in cost of product and licensing revenue for the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, was primarily due to increased costs as a result of growth in our Healthcare-Dictation and Mobile-Enterprise product and licensing revenues.

Cost of Professional Services and Hosting Revenue

Cost of professional services and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead, as well as the hardware and communications fees that support our hosted, on-

demand solutions. The following table shows cost of professional services and hosting revenue, in dollars and as a percentage of professional services and hosting revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Cost of professional services and hosting revenue	$73.0	$62.8	$10.2	16.2%	$135.0	$121.3	$13.7	11.3%

As a percentage of professional services and hosting revenue	62.8%	61.0%			61.4%	62.8%

The increase in cost of professional services and hosting revenue for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to increases in Mobile-Enterprise costs resulting from our acquisition of SpinVox.

The increase in cost of professional services and hosting revenue for the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, was primarily due to increases in Mobile-Enterprise costs resulting primarily from our acquisition of SpinVox.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Cost of maintenance and support revenue	$7.7	$7.1	$0.6	8.5%	$15.7	$14.2	$1.5	10.6%

As a percentage of maintenance and support revenue	17.7%	18.2%			17.5%	17.7%

Gross margins relative to our maintenance and support services remained relatively constant across all periods presented. Aggregate cost increases for the three and six months ended March 31, 2010, as compared to the comparable periods in the prior year, were attributable to increases in our installed base of solutions.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Total research and development expense	$37.9	$27.3	$10.6	38.8%	$74.9	$57.9	$17.0	29.4%

As a percentage of total revenue	13.9%	11.9%			14.0%	13.0%

The increase in research and development expense for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was largely attributable to a $5.0 million increase in compensation expense from additional headcount and fees from professional services resulting from our acquisitions during the second half of fiscal 2009 and the first half of fiscal 2010. In addition, there was a $4.0 million increase in research and development expense recorded for the three months ended March 31, 2010 for services from a third party related to the collaboration agreement discussed in Note 2 to the unaudited consolidated financial statements.

The increase in research and development expense for the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, was largely attributable to the $8.0 million in research and development expense recorded for the six months ended March 31, 2010 for services from a third party related to the collaboration agreement discussed in Note 2 to the unaudited consolidated financial statements, as well as a $7.5 million increase in compensation expense from additional headcount and fees from professional services resulting from our acquisitions during the second half of fiscal 2009 and the first half of fiscal 2010.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Total sales and marketing expense	$63.9	$50.1	$13.8	27.5%	$129.5	$110.6	$18.9	17.1%

As a percentage of total revenue	23.4%	21.9%			24.1%	24.8%

The increase in sales and marketing expense for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily attributable to a $12.9 million increase in compensation and other variable costs, such as commissions and travel expenses as they relate to overall revenue growth. The increase in compensation and other variable costs was also attributable to the additional headcount from our acquisitions during the second half of fiscal 2009 and the first half of fiscal 2010.

The increase in sales and marketing expense for the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, was primarily attributable to a $19.0 million increase in compensation and other variable costs, such as commissions and travel expenses as they relate to overall revenue growth. The increase in compensation and other variable costs was also attributable to the additional headcount from our acquisitions during the second half of fiscal 2009 and the first half of fiscal 2010.

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

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Total general and administrative expense	$31.3	$25.2	$6.1	24.2%	$58.8	$50.8	$8.0	15.7%

As a percentage of total revenue	11.5%	11.0%			11.0%	11.4%

The increase in general and administrative expense for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily attributable to increased compensation costs of $6.8 million associated with our acquisitions during the second half of fiscal 2009 and the first half of fiscal 2010.

The increase in general and administrative expense for the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, was primarily attributable to increased compensation costs of $9.2 million associated with our acquisitions during the second half of fiscal 2009 and the first half of fiscal 2010.

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

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Cost of revenue	$12.2	$9.4	$2.8	29.8%	$23.2	$17.4	$5.8	33.3%
Operating expenses	22.2	19.0	3.2	16.8%	44.3	36.4	7.9	21.7%

Total amortization expense	$34.4	$28.4	$6.0	21.1%	$67.5	$53.8	$13.7	25.5%

As a percentage of total revenue	12.6%	12.4%			12.6%	12.0%

The increase in amortization of intangible assets for the three and six months ended March 31, 2010, as compared to the three and six months ended March 31, 2009, was primarily attributable to the amortization of acquired intangible assets from our business acquisitions during the third and fourth quarters of fiscal 2009 and our acquisition of SpinVox during the first quarter of fiscal 2010. Amortization expense for the three and six months ended March 31, 2010 also increased over the corresponding periods in fiscal 2009 due to our acquisition of technology and other intangible assets from other third-parties during the third quarter of fiscal 2009 and the first quarter of fiscal 2010.

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

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Transition and integration costs	$5.2	$0.6	$4.6	766.7%	$8.6	$1.9	$6.7	352.6%
Professional service fees	2.6	3.5	(0.9)	(25.7)%	11.9	8.0	3.9	48.8%
Acquisition-related adjustments	0.2	(0.8)	1.0	125.0%	0.3	(0.7)	1.0	142.9%

Total Acquisition-related costs, net	$8.0	$3.3	$4.7	142.4%	$20.8	$9.2	$11.6	126.1%

As a percentage of total revenue	2.9%	1.5%			3.9%	2.1%

The increase in acquisition-related costs, net for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily attributable to increased transitional employee costs from our acquisitions of eCopy and SpinVox.

The increase in acquisition-related costs, net for the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, was largely a result of our adoption on October 1, 2009 of the new accounting guidance relative to business combinations in FASB ASC 805. We recognized approximately $7.8 million in transaction costs, included within professional service fees above, during the six months ended March 31, 2010 that would have been capitalized in periods prior to our adoption of ASC 805, including approximately $2.2 million that had been capitalized as of September 30, 2009 related to costs incurred in prior periods that was required to be expensed upon our adoption of ASC 805. The remainder of the increase was primarily attributable to increased transition costs for acquired employees from our acquisitions during the third and fourth quarters of fiscal 2009 and our acquisition of SpinVox during the first quarter of fiscal 2010.

Restructuring and Other Charges, Net

For the three months ended March 31, 2010, we recorded net restructuring and other charges of $12.4 million, which consisted primarily of $5.4 million related to the elimination of approximately 55 personnel, primarily from acquired entities, and a $6.9 million write-off of previously capitalized patent defense costs as a result of unsuccessful litigation. For the three months ended December 31, 2009, we recorded net restructuring and other charges of $0.6 million, which consisted of $1.2 million related to the elimination of approximately 40 personnel across multiple functions within our company, partially offset by $0.6 million in reversals of previously recorded facilities abandonment charges as a result of entering into a definitive sub-lease agreement for one of our leased properties. Excluding the $6.9 million current quarter write-off, restructuring charges have generally increased for the three and six month periods ended March 31, 2010, as compared to the same periods in the prior year, as a result of our current year adoption of the business combinations guidance in ASC 805. Under the previous accounting guidance, restructuring costs related to acquired companies were generally recorded through purchase accounting, while the guidance in ASC 805 generally requires that these costs be recorded to the acquiring company’s statement of operations post-acquisition.

The following table sets forth the activity relating to the restructuring accruals for the six months ended March 31, 2010 (dollars in millions):

	Personnel	Facilities	Other	Total

Balance at September 30, 2009	$0.6	$0.3	$—	$0.9
Restructuring and other charges	5.4	—	8.2	13.6
Non-cash adjustments	—	—	(6.9)	(6.9)
Cash payments	(2.8)	(0.1)	(1.3)	(4.2)

Balance at March 31, 2010	$3.2	$0.2	$—	$3.4

Other Income (Expense), Net

The following table shows other income (expense), net in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Interest income	$0.2	$1.0	$(0.8)	(80.0)%	$0.6	$2.5	$(1.9)	(76.0)%
Interest expense	(10.2)	(11.8)	(1.6)	(13.6)%	(20.4)	(26.7)	(6.3)	(23.6)%
Other income (expense), net	3.2	(0.4)	3.6	900.0%	5.1	5.8	(0.9)	(15.5)%

Total other income (expense), net	$(6.8)	$(11.2)	$(4.4)	(39.3)%	$(14.7)	$(18.4)	$(3.7)	(20.1)%

As a percentage of total revenue	(2.5)%	(4.9)%			(2.7)%	(4.1)%

The change in other income (expense), net for the three months ended March 31, 2010, as compared to the same period in fiscal 2009, was primarily driven by gains on non-hedge derivative instruments of $2.6 million. Interest income and expense were lower during the three months ended March 31, 2010 due to lower prevailing market interest rates related to our marketable investments and our variable-interest rate borrowings.

The change in other income (expense), net for the six months ended March 31, 2010, as compared to the same period in fiscal 2009, was primarily driven by gains on non-hedged derivative instruments of $4.8 million during the six months ended March 31, 2010, offset by the change in gain recognized on foreign currency forward contracts to manage our exposure on our Euro-denominated deferred acquisition payment obligation of €44.3 million related to our acquisition of PSRS which was paid on October 22, 2009. These foreign currency contracts were not designated as hedges and changes in fair value of these contracts were reported in net earnings as other income. For the six months ended March 31, 2009, we recorded a net $8.0 million gain as other income related to these contracts and the related Euro-denominated obligation. Interest income and expense were lower during the six months ended March 31, 2010 due to lower prevailing market interest rates related to our marketable investments and our variable-interest rate borrowings.

Provision for Income Taxes

The following table shows the provision for income taxes and the effective income tax rate (in thousands of dollars, except percentages):

	Three Months Ended				Six Months Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Income tax provision (benefit)	$2.3	$(1.0)	$3.3	330.0%	$2.6	$10.6	$(8.0)	(75.5)%

Effective income tax rate	(17.5)%	(23.3)%			(15.4)%	(101.8)%

Our effective income tax rate was (17.5)% and (23.3)% for the three months ended March 31, 2010 and 2009, respectively. The change in the effective tax rate primarily relates to the effect of current period foreign withholding taxes offset by discrete tax benefits resulting from certain international research and development tax credits during the three months ended March 31, 2010. No tax benefit has been recognized for the U.S. losses, as the realization of such tax benefit is not more likely than not.

Our effective income tax rate was (15.4)% and (101.8)% for the six months ended March 31, 2010 and 2009, respectively. The change in the effective tax rate primarily relates to an $8.0 million tax provision charge resulting from an asset purchase election made in 2009 in connection with the eScription acquisition. No tax benefit has been recognized for the U.S. losses, as the realization of such tax benefit is not more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $461.8 million as of March 31, 2010, a decrease of $65.2 million as compared to $527.0 million as of September 30, 2009. Our working capital was $355.2 million as of March 31, 2010 as compared to $376.6 million as of September 30, 2009. As of March 31, 2010, our total accumulated deficit was $281.9 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents on-hand are sufficient to meet our operating needs for at least the next twelve months.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended March 31, 2010 was $120.6 million, a decrease of $10.0 million, or 8%, as compared to cash provided by operating activities of $130.6 million for the six months ended March 31, 2009. The decrease was primarily driven by the following factors:

•	A decrease in cash of $42.3 million from accounts receivable primarily attributable to a growing accounts receivable balance in the first six months of fiscal 2010 as compared to a declining receivables balance in the same period last year;

•	An increase in cash resulting from a decrease in net loss, exclusive of non-cash adjustment items, of approximately $37.3 million;

•	A decrease in cash from accounts payable and accrued expenses of $35.3 million primarily attributable to the timing of cash payments under our normal operating cycles; and

•	An increase in cash of $24.3 million from deferred revenue primarily attributable to billings of our eCopy imaging solutions.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended March 31, 2010 was $189.5 million, an increase of $52.1 million, or 38%, as compared to cash used in investing activities of $137.4 million for the six months ended March 31, 2009. The net increase was primarily driven by the following factors:

•	An increase in cash payments related to acquisitions of $97.6 million, primarily driven by the cash paid in the acquisition of SpinVox, the PSRS deferred acquisition payment, and the Phonetic earn-out payment;

•	A decrease of $55.5 million in cash payments for the acquisition of speech-related patents and technology;

•	An increase in cash payments for equity investments of $14.8 million primarily related to a cost method investment in a non-public company made during the first quarter of 2010; and

•	A decrease of $4.8 million in capital expenditures.

Cash Used in Financing Activities

Cash provided by financing activities for the six months ended March 31, 2010 was $3.9 million, a decrease of $164.8 million, or 98%, as compared to cash provided by financing activities of $168.7 million for the six months ended March 31, 2009. The net decrease was primarily driven by the following factors:

•	A $175.1 million decrease in cash proceeds from the sale of our common stock. During the six months ended March 31, 2009, we sold 17.4 million shares of our common stock and warrants to purchase 3.9 million shares of our common stock for net proceeds of $175.1 million; and

•	An $11.8 million increase in cash proceeds from the exercise of company stock options and participation in our employee stock ownership plan.

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in August 2027. As of March 31, 2010, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

Credit Facility

As of March 31, 2010, $646.9 million remained outstanding under our term loan. There were $16.1 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of March 31, 2010, we are in compliance with the covenants under the Credit Facility.

As of March 31, 2010, based on our leverage ratio, the applicable margin for our term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. This results in an effective interest rate of 2.23%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2010 as no excess cash flow, as defined, was generated in fiscal 2009. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (table in thousands):

Year Ending September 30,	Amount

2010 (April 1, 2010 to September 30, 2010)	$3,350
2011	6,700
2012	6,700
2013 (maturity)	630,163

Total	$646,913

Equity

In March 2010, we issued 607,903 and 145,897 shares of our common stock in payment to a third party, valued at $10.0 million and $2.4 million, respectively. The $10.0 million payment was for the purchase of the source and object code software license, while the $2.4 million payment was in respect of the amendment of the third-party collaboration agreement discussed in Note 6 and Note 2 to the unaudited consolidated financial statements, respectively.

In February 2010, we issued 1.1 million shares of our common stock, valued at $18.0 million, as partial consideration for our second quarter fiscal 2010 acquisitions discussed in Note 4 to the unaudited consolidated financial statements.

In October and December 2009, we issued 1,047,120 and 879,567 shares of our common stock in payment to a third party, valued at $16.0 million and $13.0 million, respectively. The $16.0 million payment was our first payment in consideration for the research and development services of the third party in connection with the third-party collaboration arrangement discussed in Note 2 to the unaudited consolidated financial statements, while the $13.0 million payment was final payment in respect of the joint marketing and selling agreement with the same third party discussed in Note 6 to the unaudited consolidated financial statements.

In December 2009, we issued 2.3 million shares of our common stock, valued at $36.4 million, as partial consideration for the acquisition of SpinVox Limited discussed in Note 4 to the unaudited consolidated financial statements.

On March 19, 2004, we announced that Warburg Pincus had agreed to purchase all outstanding shares of and warrants for our common stock held by Xerox Corporation for approximately $80.0 million. In connection with this transaction, Warburg Pincus acquired new warrants to purchase 2.5 million additional shares of our common stock for total consideration of $0.6 million. The warrants had a six-year life and an exercise price of $4.94 per share. In April 2010, all 2.5 million of these common stock warrants were exercised, with total cash proceeds to the Company of $12.4 million.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2010 (in millions):

	Payments Due by Period
		Remaining		Fiscal 2012	Fiscal 2014
Contractual Obligations	Total	Fiscal 2010	Fiscal 2011	and 2013	and 2015	Thereafter

2.75% Convertible Senior Debentures(1)	$250.0	$—	$—	$—	$250.0	$—
Credit Facility(2)	646.9	3.3	6.7	636.9	—	—
Interest on Credit Facility(2)	42.7	7.2	14.3	21.2	—	—
Interest on 2.75% Convertible Senior Debentures(3)	31.0	3.4	6.9	13.8	6.9	—
Lease obligations and other liabilities:
Operating leases	115.6	10.4	19.6	33.4	25.4	26.8
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions	6.2	1.9	2.6	1.7	—	—
Pension, minimum funding requirement	5.8	0.6	1.3	2.6	1.3	—
Collaboration agreement(4)	73.6	18.4	18.4	36.8	—	—
Purchase commitments	2.8	2.8	—	—	—	—
Other liabilities assumed(5)	41.0	6.8	13.9	14.6	4.7	1.0

Total contractual cash obligations	$1,215.6	$54.8	$83.7	$761.0	$288.3	$27.8

(1)	Holders of 2.75% Convertible Senior Debentures can require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate as of March 31, 2010 excluding the effect of our interest rate swaps.

(3)	These figures represent coupon interest only, payable by us in cash, semi-annually.

(4)	Payments under the collaboration agreement are payable in cash or our common stock at our option. Refer to Note 2 to the unaudited consolidated financial statements for further information.

(5)	Obligations include assumed long-term liabilities related to restructuring programs initiated by the predecessor entities prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of the former Nuance Communications, Inc. in September 2005. These restructuring programs relate to the closing of two facilities with lease terms set to expire in 2016 and 2012. Total contractual obligations under these two leases are $41.0 million. As of March 31, 2010, we have sub-leased a portion of the office space related to these two facilities to unrelated third parties. Total sublease income under the remaining contractual terms is expected to be $15.6 million, which ranges from $1.5 million to $4.1 million on an annualized basis through 2016.

Contingent Liabilities and Commitments

In connection with our acquisition of SNAPin Software, Inc. (“SNAPin”) we agreed to make a contingent earn-out payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. Additionally, we would be required to issue earn-out consideration to SNAPin option holders. Option earn-out consideration, if earned, is payable at our sole discretion, in cash, stock or additional options to purchase common stock. The total value of this option earn-out consideration may aggregate up to $2.5 million, and will be recorded as compensation expense over the service period, if earned. In April 2010, the Company and the former shareholders of SNAPin agreed on a $21.2 million final value of the earn-out value of $21.2 million. On April 30, 2010, we issued 565,069 shares of our common stock, valued at $10.6 million, as our first payment under the earn-out agreement. The remaining $10.6 million is payable in cash, or stock, solely at our option, on or before October 1, 2011.

In connection with our acquisition of Multi-Vision Communications, Inc. (“Multi-Vision”), we agreed to make contingent earn-out payments of up to $15.0 million, payable in stock, or cash, solely at our discretion, relating to earn-out provisions described in the share purchase agreement. Two-thirds of the earn-out is conditioned on performance targets and continued employment; accordingly, up to $10.0 million of any earn-out payments that become payable will be recorded as compensation expense, and up to $5.0 million, the portion of the prospective earn-out attributable solely to performance targets, will be recorded as additional purchase price and allocated to goodwill. We have notified the former shareholders of Multi-Vision that the performance targets were not achieved. Therefore, through March 31, 2010, we have not recorded any obligation or related compensation expense relative to these measures.

In connection with our acquisition of Vocada, Inc. (“Vocada”), we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. Payments, if any, may be made in the form of cash or shares of our common stock, at our sole discretion. We have notified the former shareholders of Vocada that the financial targets for certain periods were not achieved. The former shareholders of Vocada have requested additional information regarding this determination. We are currently in discussions with the former shareholders of Vocada regarding this matter. Through March 31, 2010, we have not recorded any obligation relative to these matters.

In connection with the acquisition of Commissure, Inc. (“Commissure”), we agreed to make contingent earn-out payments of up to $8.0 million upon the achievement of certain financial targets for the fiscal years 2008, 2009 and 2010. Payments, if any, may be made in the form of cash or shares of our common stock, solely at our discretion. We have notified the former shareholders of Commissure that the financial targets for the fiscal year ended September 30, 2008 were not achieved and the related contingent earn-out payment was not earned. We are continuing to evaluate the financial targets related to the fiscal year ended September 30, 2009. Through March 31, 2010, we have not recorded any obligation relative to the Commissure transaction earn-out provisions.

Financial Instruments and Hedging Activities

We use financial instruments to manage our interest rate and foreign exchange risk. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 (“ASC 815”), for certain designated forward contracts and interest rate swaps.

To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of March 31, 2010, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% and 2.1%, plus the applicable margin for the Credit Facility, and they expire in October 2010 and November 2010, respectively. As of March 31, 2010 and September 30, 2009, the aggregate cumulative unrealized losses related to these swaps were $2.6 million and $4.0 million, respectively and were included in accumulated other comprehensive income (loss) in the accompanying balance sheets.

On October 1, 2009, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars with a total notional amount of CAD$8.7 million. These contracts are designated as cash flow hedges. At March 31, 2010, these contracts had an aggregate remaining, unsettled notional amount of CAD$2.1 million. The contracts settle each month from April 13, 2010 through July 13, 2010. As of March 31, 2010, the aggregate cumulative unrealized gains related to these contracts were $0.1 million and were included in accumulated other comprehensive income (loss) in the accompanying balance sheets.

On February 4, 2010, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Hungarian Forints (“HUF”) with a total notional amount of HUF 688.0 million. These contracts are designated as cash flow hedges. At March 31, 2010, these contracts had an aggregate remaining, unsettled notional amount of HUF 479.0 million. The contracts settle each month from April 19, 2010 through October 18, 2010. As of March 31, 2010, the aggregate cumulative unrealized gains related to these contracts were immaterial.

As of March 31, 2010, we have outstanding security price guarantees relative to a total of 2,680,487 shares of our common stock issued to a third party as discussed in Note 7 to the unaudited consolidated financial statements. Changes in fair value of these security price guarantees are reported in earnings each period as non-operating income (expense) within other income (expense), net. For the three and six months ended March 31, 2010, increases in fair value of $2.6 and $4.7 million, respectively, related to the settled and unsettled security price guarantees are reported in earnings as non-operating income within other income (expense), net.

Off-Balance Sheet Arrangements

Through March 31, 2010, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and, for transactions which closed prior to October 1, 2009, the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired tradenames and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of March 31, 2010, we had identified intangible assets of approximately $706.2 million, net of accumulated amortization, and goodwill of approximately $2.0 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. The combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

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

We have a significant amount of debt. As of March 31, 2010, we had a total of $899.2 million of gross debt outstanding, including $646.9 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of March 31, 2010, there were $16.1 million of letters of credit issued under the revolving credit line but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

We reported net losses of $19.7 million for the six months ended March 31, 2010 and $21.0 million for the six months ended March 31, 2009. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any transaction to raise additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

As of March 31, 2010, Warburg Pincus beneficially owned approximately 24% of our outstanding common stock, including warrants exercisable for up to 10,062,422 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.

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

On February 12, 2010, we issued 406,780 shares of our common stock to the shareholders of MacSpeech, Inc. as partial consideration for our acquisition of MacSpeech, Inc. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

On February 17, 2010 and February 25, 2010, we issued a total of 812,911 shares of our common stock to the shareholders of Language and Computing, Inc. as partial consideration for our acquisition of Language and Computing, Inc. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

On March 31, 2010, we issued 145,897 shares of our common stock to International Business Machines Corporation (“IBM”) as consideration for an amendment to our collaboration agreement to extend certain provisions for an additional eighteen months. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

On March 31, 2010, we issued 607,903 shares of our common stock to IBM as consideration for a royalty-free, paid-up perpetual source and object code license. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Other Information

None.

Item 5.	Exhibits

The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 10, 2010.

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