Form 10-Q
period 2010-06-30
Nuance Communications, Inc.
filed 2010-08-09
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

The number of shares of the Registrant’s Common Stock, outstanding as of July 31, 2010, was 293,896,196.

NUANCE COMMUNICATIONS, INC.

		Page

PART I: FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited):
	a) Consolidated Statements of Operations for the three and nine months ended June 30, 2010 and 2009	2
	b) Consolidated Balance Sheets at June 30, 2010 and September 30, 2009	3
	c) Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2009	4
	d) Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	40

PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	52
Item 5.	Other Information	52
Item 6.	Exhibits	52
Signatures		53
Exhibit Index		54
Certifications
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

Revenue:
Product and licensing	$108,840	$87,387	$335,228	$259,987
Professional services and hosting	117,875	110,966	337,798	304,162
Maintenance and support	46,488	42,687	136,159	122,870

Total revenue	273,203	241,040	809,185	687,019

Cost of revenue:
Product and licensing	10,901	8,414	34,194	26,222
Professional services and hosting	71,353	68,321	206,349	189,584
Maintenance and support	7,631	7,207	23,335	21,387
Amortization of intangible assets	11,893	10,017	35,095	27,444

Total cost of revenue	101,778	93,959	298,973	264,637

Gross profit	171,425	147,081	510,212	422,382

Operating expenses:
Research and development	38,916	27,742	113,797	85,622
Sales and marketing	67,219	50,233	196,680	160,850
General and administrative	29,887	24,507	88,643	75,333
Amortization of intangible assets	21,459	19,931	65,786	56,313
Acquisition-related costs, net	6,125	4,659	26,892	13,889
Restructuring and other charges, net	3,257	2,893	16,244	5,241

Total operating expenses	166,863	129,965	508,042	397,248

Income from operations	4,562	17,116	2,170	25,134
Other income (expense):
Interest income	171	683	780	3,152
Interest expense	(9,971)	(10,137)	(30,380)	(36,827)
Other income (expense), net	5,539	(3,807)	10,685	1,971

Income (loss) before income taxes	301	3,855	(16,745)	(6,570)
Provision for income taxes	1,831	6,670	4,459	17,283

Net loss	$(1,530)	$(2,815)	$(21,204)	$(23,853)

Net loss per share:
Basic	$(0.01)	$(0.01)	$(0.07)	$(0.10)

Diluted	$(0.01)	$(0.01)	$(0.07)	$(0.10)

Weighted average common shares outstanding:
Basic	291,610	260,750	285,202	249,105

Diluted	291,610	260,750	285,202	249,105

See accompanying notes. Financial statements as of September 30, 2009 and for the three and nine months ended June 30, 2009 have been adjusted for the retrospective application of FASB ASC 470-20 (see Notes 2 and 12)

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$492,074	$527,038
Restricted cash (Note 9)	21,974	—
Accounts receivable, less allowances for doubtful accounts of $6,923 and $6,833	216,049	199,548
Acquired unbilled accounts receivable	6,462	9,171
Inventories, net	8,323	8,525
Prepaid expenses and other current assets	52,553	51,545

Total current assets	797,435	795,827
Land, building and equipment, net	56,372	53,468
Goodwill	2,041,590	1,891,003
Intangible assets, net	667,879	706,805
Other assets	67,628	52,361

Total assets	$3,630,904	$3,499,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$8,209	$6,862
Contingent and deferred acquisition payments	2,093	91,431
Accounts payable	68,521	59,574
Accrued expenses and other current liabilities	138,538	104,819
Accrued business combination costs	9,574	12,144
Deferred maintenance revenue	87,395	84,607
Unearned revenue	51,701	59,788

Total current liabilities	366,031	419,225
Long-term portion of debt and capital leases	850,400	848,898
Long-term portion of accrued business combination costs	17,081	24,904
Deferred revenue, net of current portion	67,197	33,904
Deferred tax liability	53,117	56,346
Other liabilities	81,897	73,186

Total liabilities	1,435,723	1,456,463

Commitments and contingencies (Notes 2, 5 and 17)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 297,123 and 280,647 shares issued and 293,372 and 276,935 shares outstanding	297	281
Additional paid-in capital	2,512,218	2,308,992
Treasury stock, at cost (3,751 and 3,712 shares)	(16,789)	(16,214)
Accumulated other comprehensive income (loss)	(21,716)	7,567
Accumulated deficit	(283,460)	(262,256)

Total stockholders’ equity	2,195,181	2,043,001

Total liabilities and stockholders’ equity	$3,630,904	$3,499,464

See accompanying notes. Financial statements as of September 30, 2009 and for the three and nine months ended June 30, 2009 have been adjusted for the retrospective application of FASB ASC 470-20 (see Notes 2 and 12).

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(21,204)	$(23,853)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	15,857	13,641
Amortization of intangible assets	100,881	83,757
Stock-based compensation	72,868	52,584
Non-cash interest expense	9,746	9,330
Non-cash restructuring expense	6,833	—
Bad debt provision	994	1,564
Gain on foreign currency forward contracts	—	(8,049)
Deferred tax provision	(2,321)	8,117
Other	677	61
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(13,023)	47,713
Inventories	280	(2,261)
Prepaid expenses and other assets	(5,149)	(5,746)
Accounts payable	(3,960)	22,744
Accrued expenses and other liabilities	(7,825)	(9,217)
Deferred revenue	30,044	(6,124)

Net cash provided by operating activities	184,698	184,261

Cash flows from investing activities:
Capital expenditures	(16,284)	(15,682)
Payments for acquisitions, net of cash acquired	(155,882)	(113,886)
Proceeds from maturities of marketable securities	—	56
Payments for equity investment	(14,970)	(159)
Payments for acquired technology	(14,850)	(65,257)
Increase in restricted cash (Note 9)	(22,070)	—

Net cash used in investing activities	(224,056)	(194,928)

Cash flows from financing activities:
Payments of debt and capital leases	(6,376)	(5,261)
Purchases of treasury stock	(575)	(144)
Payments of other long-term liabilities	(7,319)	(6,915)
Proceeds from settlement of share-based derivatives	6,391	—
Proceeds from issuance of common stock, net of issuance costs	12,350	175,111
Proceeds from issuance of common stock from employee stock options and purchase plan	22,832	10,996
Cash used to net share settle employee equity awards	(17,465)	(6,187)

Net cash provided by financing activities	9,838	167,600

Effects of exchange rate changes on cash and cash equivalents	(5,444)	114

Net increase (decrease) in cash and cash equivalents	(34,964)	157,047
Cash and cash equivalents at beginning of period	527,038	261,540

Cash and cash equivalents at end of period	$492,074	$418,587

See accompanying notes. Financial statements as of September 30, 2009 and for the three and nine months ended June 30, 2009 have been adjusted for the retrospective application of FASB ASC 470-20 (see Notes 2 and 12).

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

We acquired SpinVox Limited (“SpinVox”), a UK-based privately-held company engaged in the business of providing voice to text services, on December 30, 2009 and other businesses during the second and third quarters of 2010. Refer to Note 4 for additional information.

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

We reclassified certain acquisition-related costs included within operating expenses for the three and nine months ended June 30, 2009 to conform to our revised statement of operations presentation for such costs as disclosed in Note 2 below. Such reclassifications had no impact on earnings or cash flows provided by operations.

2.	Summary of Significant Accounting Policies

We have made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, other than as outlined below.

Acquisition-Related Costs, net

Acquisition-related costs include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third-parties; professional service fees, including direct third-party costs of the transaction and post-acquisition legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. Previous to our adoption of ASC 805, Business Combinations (formerly referred to as SFAS No. 141 (revised), Business Combinations (“SFAS 141R”) in fiscal 2010, certain acquisition-related costs and adjustments now recorded as operating expenses in our consolidated statements of operations were included as a part of the consideration transferred and capitalized as a part of the accounting for our business acquisitions pursuant to previous accounting rules, primarily direct transaction costs. In addition, there were no items under the legacy business combination accounting guidance that were required to be re-measured to fair value on a recurring basis.

	Three Months Ended		Nine Months Ended
	June 30,		June 30
	2010	2009	2010	2009

Transition and integration costs	$3,383	$1,243	$12,035	$3,149
Professional service fees	3,079	3,361	14,933	11,389
Acquisition-related adjustments	(337)	55	(76)	(649)

Total	$6,125	$4,659	$26,892	$13,889

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Collaboration Agreements

On October 9, 2009, we entered into a five-year collaboration agreement with a third party to accelerate the development of new speech technologies. All intellectual property derived from the collaboration will be jointly-owned by the two parties and Nuance will have the sole rights to commercialize the intellectual property during the term of the agreement. In consideration for the services from the third party in the collaboration efforts, as well as the joint ownership rights over intellectual property developed under the arrangement and the exclusive right to commercialize such developed intellectual property for the term of the arrangement, we will pay $80.0 million in five equal payments of $16.0 million on August 15th of each year, payable in cash or our common stock, at our option. These upfront payments will be recorded as a prepaid asset and expensed ratably over each annual period, commensurate with the pattern in which we expect the third party to perform its services and convey our rights under the arrangement. On October 14, 2009, we made our first payment under the arrangement consisting of 1,047,120 shares of our common stock valued at $16.0 million. For the three and nine months ended June 30, 2010, $4.0 million and $12.0 million, respectively have been recorded as research and development expense in our consolidated statements of operations.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables illustrate the retrospective effect of adopting ASC 470-20 to the consolidated statements of operations for the three and nine months ended June 30, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2009
		As Adjusted for		As Adjusted for
	As Originally	Retrospective	As Originally	Retrospective
	Reported	Application	Reported	Application

Interest expense	$8,331	$10,137	$31,466	$36,827
Income (loss) before income taxes	5,661	3,855	(1,209)	(6,570)
Net loss	(1,009)	(2,815)	(18,492)	(23,853)
Net loss per share — Basic and Diluted	$(0.00)	$(0.01)	$(0.07)	$(0.10)

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (“ASU 2010-06”) to add

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 8 below. ASU 2010-06 was effective for us for the interim reporting period beginning January 1, 2010, except for the provisions related to activity in Level 3 fair value measurements. Those provisions are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-06 impacts disclosure only and therefore, did not, and is not expected to, have a material impact on our financial statements.

In September 2009, the EITF ratified EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables, which has since been codified in the ASC as ASU No. 2009-13 (“ASU 2009-13”), supersedes EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, now referred to as ASC 605-25-50-1. ASU 2009-13 eliminates the residual method of accounting for non-software arrangements, as well as the associated requirements for establishing objective and reliable evidence of fair value. The residual method is replaced in ASU 2009-13 by the estimated selling price method whereby revenue in a multiple-element arrangement is allocated to each element based on its estimated selling price. Estimating selling price is established through a hierarchy starting with vendor-specific objective evidence of fair value, followed by third-party evidence, and lastly by any reasonable, objective estimate of the selling price were the element to be sold on a standalone basis. Estimates of selling price must consider both entity-specific factors and market conditions. ASU 2009-13 is applied prospectively to all revenue transactions entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted if adopted as of the beginning of an entity’s fiscal year and no prior interim period financial statements from that fiscal year have already been issued or the entity retrospectively applies the provisions of this ASU to its previously-issued current fiscal year interim financial statements. We currently do not expect that the adoption of ASU 2009-13 will have a material impact on our consolidated financial statements.

In September 2009, the EITF ratified EITF Issue No. 09-3, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements, which has since been codified in the Codification as ASU No. 2009-14 (“ASU 2009-14”). ASU 2009-14 applies to multiple-element arrangements that contain both software and hardware elements, and amends the scope of AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, now referred to as ASC 985-605, to exclude tangible products containing software and non-software components that together function to deliver the product’s essential functionality from the scope of ASC 985-605. ASU 2009-14 is applied prospectively to all revenue transactions entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted only when ASU 2009-13 is also early adopted as of the same period. We are continuing to evaluate the potential impact of this ASU on our consolidated financial statements.

3.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (table in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(1,530)	$(2,815)	$(21,204)	$(23,853)
Other comprehensive income (loss):
Foreign currency translation adjustment	(19,488)	15,786	(31,510)	(10,232)
Unrealized gain (loss) on cash flow hedge derivatives	690	1,434	2,228	(2,795)

Total comprehensive income (loss)	$(20,328)	$14,405	$(50,486)	$(36,880)

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Business Acquisitions

Acquisition of SpinVox

On December 30, 2009, we acquired all of the outstanding capital stock of SpinVox Limited (“SpinVox”), a UK-based privately-held company engaged in the business of providing voicemail-to-text services. The acquisition was a taxable stock purchase and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of SpinVox have been included in our results of operations from January 1, 2010. The results of operations of SpinVox for the one day, December 31, 2009, of the fiscal first quarter during which SpinVox was a part of Nuance were excluded from our consolidated results for the nine months ended June 30, 2010 as such amounts for that one day were immaterial.

A summary of the preliminary allocation of the purchase consideration is as follows (in thousands):

Total purchase consideration:
Cash	$67,500
Common stock(a)	36,352

Total purchase consideration	$103,852

Allocation of the purchase consideration:
Cash	$4,061
Accounts receivable(b)	11,140
Other assets	5,856
Property and equipment	1,585
Identifiable intangible assets	32,400
Goodwill	114,939

Total assets acquired	169,981
Current liabilities(c)	(65,077)
Deferred revenue	(1,052)

Total liabilities assumed	(66,129)

Net assets acquired	$103,852

(a)	Approximately 2.3 million shares of our common stock, valued at $15.81 per share based on the closing price of our common stock on the acquisition date, were issued at closing.

(b)	Accounts receivable have been recorded at their estimated fair value, which consists of the gross accounts receivable assumed of $16.6 million, reduced by fair value reserve of $5.5 million representing the portion of contractually owed accounts receivable which we do not expect to be collectible.

(c)	Current liabilities include a commitment of EUR 25.0 million ($36.0 million based on the December 30, 2009 exchange rate) fixed obligation, payable in cash, in December 2010.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on a preliminary valuation (table in thousands, except for years):

	Amount	Weighted Average Life
		(Years)

Customer relationships	$23,400	12.0
Core and completed technology	8,400	4.7
Trade name	600	2.0

Total	$32,400

Other Fiscal 2010 Acquisitions

During fiscal 2010, we acquired several businesses primarily to expand our product offerings and enhance our technology base. The results of operations of these companies have been included in our consolidated results from their respective acquisition dates. The total consideration for these acquisitions was $35.2 million, including the issuance of 1.2 million shares of our common stock valued at $21.8 million. In allocating the total purchase consideration for these acquisitions based on estimated fair values, we preliminarily recorded $21.5 million of goodwill and $13.8 million of identifiable intangible assets. The preliminary allocations of the purchase consideration were based upon preliminary valuations and our estimates and assumptions are subject to change. Intangible assets acquired included primarily core and completed technology and customer relationships with weighted average useful lives of 7.2 years. The acquisitions were primarily stock acquisitions and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.

Pro Forma Results

The following unaudited pro forma financial information summarizes the combined results of operations for the Company and SpinVox as though they were combined from October 1, 2008 (table in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$273,203	$247,728	$821,161	$698,779
Net loss	(1,530)	(17,271)	(52,766)	(89,796)
Net loss per share — basic and diluted	$(0.01)	$(0.07)	$(0.18)	$(0.36)

We have not furnished pro forma financial information relating to our other fiscal 2010 acquisitions because such information is not material, individually or in the aggregate, to our financial results.

5.	Contingent Acquisition Payments

Earn-out Payments

In accordance with our adoption of ASC 805 in fiscal 2010, for business combinations occurring subsequent to the adoption date, the fair value of any contingent consideration will be established at the acquisition date and recorded as purchase price. The contingent consideration will then be adjusted to fair value each reporting period and such adjustment will be recorded as an increase or decrease in current earnings. Contingent consideration related to acquisitions prior to our adoption of ASC 805 have been and will continue to be recorded as additional purchase price when the contingency is resolved and additional consideration is attributable.

In connection with an immaterial acquisition during fiscal 2010, we agreed to make contingent earn-out payments of up to $2.5 million, payable in stock, upon the achievement of certain financial targets. At the

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition date, we recorded $1.0 million as contingent consideration. For the three and nine months ended June 30, 2010, we have recorded income of $0.4 million and $0.2 million, respectively, as fair value adjustments included in acquisition-related costs, net in our consolidated statement of operations.

In connection with our acquisition of SNAPin Software, Inc. (“SNAPin”), we agreed to make a contingent earn-out payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. In April 2010, the Company and the former shareholders of SNAPin agreed on a final earn-out payment of $21.2 million and issued 593,676 shares of our common stock, valued at $10.2 million, as our first payment under the earn-out agreement. The remaining balance is payable in cash or stock, solely at our option, on or before October 1, 2011 and is included in long-term liabilities as of June 30, 2010.

In connection with our acquisition of Multi-Vision Communications, Inc. (“Multi-Vision”), we agreed to make contingent earn-out payments of up to $15.0 million, payable in stock, or cash, solely at our discretion, relating to earn-out provisions described in the share purchase agreement. We have notified the former shareholders of Multi-Vision that the performance targets were not achieved. Through June 30, 2010, we have not recorded any obligation or related compensation expense relative to these measures.

In connection with our acquisition of Vocada, Inc. (“Vocada”), we agreed to make contingent earn-out payments of up to $21.0 million, payable in stock, or cash, solely at our discretion, upon the achievement of certain financial targets measured over defined periods through December 31, 2010. Earn-out payments, if any, will be recorded as incremental purchase price and allocated to goodwill. We have notified the former shareholders of Vocada that the financial targets for certain periods were not achieved and they have requested additional information regarding this determination. We are currently in discussions with the former shareholders of Vocada regarding this matter. Through June 30, 2010, we have not recorded any earn-out obligation relative to the Vocada acquisition.

In connection with the acquisition of Commissure, Inc. (“Commissure”), we agreed to make contingent earn-out payments of up to $8.0 million, payable in stock, or cash, solely at our discretion, upon the achievement of certain financial targets for the fiscal years 2008, 2009 and 2010. Earn-out payments, if any, will be recorded as incremental purchase price and allocated to goodwill. We have notified the former shareholders of Commissure that the financial targets for the fiscal years 2008 and 2009 were not achieved and the related contingent earn-out payment was not earned. Through June 30, 2010, we have not recorded any earn-out obligation relative to the Commissure acquisition.

In November 2008, we amended the earn-out provisions set forth in the merger agreement related to the acquisition of Mobile Voice Control, Inc. (“MVC”) such that the former shareholders of MVC were eligible to earn 377,964 and 755,929 shares based on the achievement of calendar 2008 and 2009 financial targets, respectively. Earn-out payments, if any, will be recorded as incremental purchase price and allocated to goodwill. We have notified the former shareholders of MVC that the financial targets for calendar 2008 and 2009 were not achieved and therefore we have not recorded any obligation relative to these measures.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the terms of the escrow arrangements that were entered into under the guidance of SFAS 141 that were not released as of June 30, 2010 (table in thousands):

	Initially
	Scheduled Escrow
	Release Date	Cash Payment

X-Solutions Group B.V.	December 10, 2010	$1,050
eCopy, Inc.	December 30, 2010	4,100

Total		$5,150

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended June 30, 2010, are as follows (in thousands):

Balance as of September 30, 2009	$1,891,003
Goodwill acquired	136,431
Purchase accounting adjustments	33,891
Effect of foreign currency translation	(19,735)

Balance as of June 30, 2010	$2,041,590

Purchase accounting adjustments recorded during the nine months ended June 30, 2010 consisted primarily of a $13.1 million increase due to change in the fair value estimate of acquired intangible assets from our fourth quarter fiscal 2009 acquisition, a $11.3 million increase related to Phonetic earn-out payment, an $8.3 million increase to the SNAPin earn-out liability based on final earn-out value discussed in Note 5 above and a $3.7 million release of escrow cash after the satisfaction of certain pre-acquisition tax related claims. These increases were partially offset by a $1.9 million reduction to the Philips Speech Recognition Systems GMBH (“PSRS”) purchase price based on a final working capital adjustment agreed between us and the former shareholder of PSRS in November 2009.

Intangible assets consist of the following as of June 30, 2010 (table in thousands, except for years):

	June 30, 2010
	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Life
				(Years)

Customer relationships	$573,059	$(212,361)	$360,698	6.8
Technology and patents	369,034	(118,323)	250,711	6.3
Tradenames, trademarks, and other	38,641	(11,629)	27,012	4.5
Non-competition agreements	4,567	(2,909)	1,658	1.7

Subtotal	985,301	(345,222)	640,079	6.5
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$1,013,101	$(345,222)	$667,879

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, we entered into a joint marketing and selling agreement with a third party and paid $7.0 million in consideration of the arrangement. We have capitalized the $7.0 million payment as an intangible asset, included in the tradenames, trademarks, and other grouping above, and assigned a useful life of 3 years, commensurate with the legal term of the rights in the arrangement. In addition to the $7.0 million paid in June 2009, we also issued 879,567 shares of our common stock, valued at $13.0 million, in December 2009 as an additional payment, upon the third party meeting certain performance criteria under the agreement by October 31, 2009. The additional $13.0 million was capitalized and classified in the same manner as the initial $7.0 million payment.

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

In June 2010, we acquired a perpetual source and object code license from a third-party for $7.5 million. The estimated useful life of the license is approximately 13 years. The license has been included within the technology and patents grouping above.

Estimated amortization expense for each of the five succeeding years and thereafter, is as follows (in thousands):

	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2010 (July 1, 2010 to September 30, 2010)	$12,372	$21,423	$33,795
2011	48,459	79,679	128,138
2012	44,213	69,406	113,619
2013	38,355	54,986	93,341
2014	29,854	48,229	78,083
Thereafter	77,458	115,645	193,103

Total	$250,711	$389,368	$640,079

7.	Financial Instruments and Hedging Activities

Interest Rate Swap Agreements

To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of June 30, 2010, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% and 2.1%, plus the applicable margin for the Credit Facility, and they expire in October 2010 and November 2010, respectively. As of June 30, 2010 and September 30, 2009, the aggregate cumulative unrealized losses related to these swaps, were $1.5 million and $4.0 million, respectively and were included in accumulated other comprehensive income (loss) in the accompanying balance sheets.

Forward Currency Contracts Designated as Cash Flow Hedges

On October 1, 2009, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars with a total notional amount of CAD$8.7 million. These contracts are designated as cash flow hedges. At June 30, 2010, one contract with an unsettled notional amount of CAD$0.3 million ($0.3 million based on the June 30, 2010 exchange rate) remained outstanding and was settled on July 13, 2010. As of June 30, 2010, the aggregate cumulative unrealized gains related to these contracts were immaterial.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February and April 2010, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Hungarian Forints (“HUF”) with a total notional amount of HUF 997.0 million. These contracts are designated as cash flow hedges. At June 30, 2010, these contracts had an aggregate remaining, unsettled notional amount of HUF 403.0 million ($1.7 million based on the June 30, 2010 exchange rate). These contracts settle monthly through December 2010. As of June 30, 2010, the aggregate cumulative unrealized gains related to these contracts were immaterial.

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

In June 2009, we acquired certain intangible assets and issued 1,809,353 shares of our common stock, valued at $25.0 million, as part of the total consideration. We also issued an additional 315,790 shares of our common stock, valued at $4.5 million, in June 2009 as a prepayment for professional services. The shares issued are subject to security price guarantees which are accounted for as derivatives, and are being accounted for separately from their host agreements due to the determination that such instruments would not be considered equity instruments if freestanding. The security price guarantees require a payment from either us to the third party, or from the third party to us based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in fair value of these security price guarantees are reported in earnings each period as non-operating income (expense) within other income (expense), net. These security price guarantees expired and were settled in December 2009 and January 2010. The third-party paid $3.8 million to the Company during January 2010 as final settlement.

In October and December 2009, we issued 1,047,120 and 879,567 shares of our common stock in payment to a third party, valued at $16.0 million and $13.0 million, respectively. The $16.0 million payment was our first payment in consideration for the research and development services of the third party in connection with the five-year collaboration arrangement discussed in Note 2 above, while the $13.0 million payment was final payment in respect of the joint marketing and selling agreement with the same third party discussed in Note 6 above. These shares are subject to security price guarantees of the same nature as those described above. The third-party paid $2.6 million and $0.9 million in April 2010 and July 2010, respectively, to the Company as final settlement of these two security price guarantees.

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

In June 2010, we issued 152,440 shares of our common stock in payment to a third party. These shares are subject to security price guarantees of the same nature as those described above.

As of June 30, 2010, we have outstanding security price guarantees relative to a total of 1,785,807 shares of our common stock issued to a third party. For the three and nine months ended June 30, 2010, we recorded a decrease in fair value of $1.0 million and an increase in fair value of $3.7 million, respectively, related to the settled and unsettled security price guarantees within other income (expense), net in the consolidated statements of operations.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a quantitative summary of the fair value of our hedged and non-hedged derivative instruments as of June 30, 2010 and September 30, 2009 (table in thousands):

		Fair Value
		June 30,	September 30,
Description	Balance Sheet Classification	2010	2009

Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$8,682
Security price guarantees	Prepaid expenses and other current assets	915	2,299
Security price guarantees	Accrued expenses and other current liabilities	(1,343)	—

Net asset (liability) value of non-hedged derivative instruments		$(428)	$10,981

Derivatives Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$9	$—
Foreign currency contracts	Accrued expenses and other current liabilities	(298)	—
Interest rate swaps	Accrued expenses and other current liabilities(a)	(1,465)	(3,982)

Net asset (liability) value of hedged derivative instruments		$(1,754)	$(3,982)

(a)	The fair value of the interest rate swaps was classified in other long-term liabilities as of September 30, 2009 as the settlement date for the swaps was greater than twelve months from the balance sheet date.

The following tables summarize the activity of derivative instruments for fiscal 2010 and 2009 (tables in thousands):

Derivatives Designated as Hedges for the Three Months Ended June 30,

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009

Foreign currency contracts	$(321)	$544	Other income (expense), net	$(98)	$190
Interest rate swaps	$1,109	$700	N/A	$—	$—

Derivatives Designated as Hedges for the Nine Months Ended June 30,

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009

Foreign currency contracts	$(99)	$158	Other income (expense), net	$(190)	$190
Interest rate swaps	$2,517	$(3,143)	N/A	$—	$—

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Designated as Hedges

			Amount of Gain (Loss) Recognized in Income
			Three Months Ended		Nine Months Ended
	Location of Gain (Loss)		June 30,		June 30,
	Recognized in Income		2010	2009	2010	2009

Foreign currency contracts	Other income (expense	), net	$—	$3,721	$—	$6,272
Security price guarantees	Other income (expense	), net	$(1,044)	$(3,782)	$3,664	$(3,782)

Other Financial Instruments

Financial instruments, including cash equivalents, restricted cash, accounts receivable, and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value. Refer to Note 12 for discussion of fair value of our long-term debt.

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

ASC 820 (formerly referred to as SFAS No. 157, Fair Value Measurements) establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 consisted of (table in thousands):

	June 30, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$424,331	$—	$—	$424,331
US government agency securities(a)	10,000	—	—	10,000
Foreign currency exchange contracts(b)	—	9	—	9

Total assets at fair value	$434,331	$9	$—	$434,340

Liabilities:
Foreign currency exchange contracts(b)	$—	$298	$—	$298
Security price guarantees(c)	—	428	—	428
Contingent consideration(d)	—	—	803	803
Interest rate swaps(e)	—	1,465	—	1,465

Total liabilities at fair value	$—	$2,191	$803	$2,994

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

(b)	The fair value of our foreign currency exchange contracts is the intrinsic value of the contracts based on observable inputs for similar derivative instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

(c)	The fair values of the security price guarantees are determined using a modified Black-Scholes model, derived from observable inputs such as US treasury interest rates, our common stock price, and the volatility of our common stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.

(d)	The fair value of our contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as our common stock price since the contingent consideration arrangement is payable in shares of our common stock. Refer to Note 5 for additional information.

(e)	The fair values of the interest rate swaps are estimated using discounted cash flow analyses that factor in observable market inputs such as LIBOR — based yield curves, forward rates, and credit spreads.

Level 3 Instruments

As of June 30, 2010, only our contingent consideration arrangement, entered into during the second quarter of fiscal 2010, qualifies as a Level 3 instrument. Prior to the second quarter fiscal 2010, we have not had any Level 3 instruments. $1.0 million of the fair value of the instrument was recorded as part of the consideration transferred for one of our second quarter fiscal 2010 acquisitions. The remaining $0.2 million change in fair value between the acquisition date and June 30, 2010 is recorded as income in acquisition-related costs, net in our consolidated statements of operations.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	June 30,	September 30,
	2010	2009

Compensation	$56,122	$52,600
Sales and marketing incentives(a)	35,600	4,413
Cost of revenue related liabilities	12,434	7,585
Professional fees	7,131	8,945
Income taxes payable	5,735	7,185
Sales and other taxes payable	5,619	5,913
Acquisition costs and liabilities	5,038	8,522
Deferred tax liability	1,578	1,614
Security price guarantees	1,343	—
Other	7,938	8,042

Total	$138,538	$104,819

(a)	Accrued sales and marketing incentives include a EUR 25.0 million ($30.5 million based on the June 30, 2010 exchange rate) fixed obligation assumed in connection with our acquisition of SpinVox as disclosed in Note 4. During the third quarter of fiscal 2010, we placed EUR 18.0 million ($22.0 million based on the June 30, 2010 exchange rate) in an irrevocable standby letter of credit account. The fund is restricted for the payment of the

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed obligation, payable in cash, in December 2010 and has been reported as restricted cash in the accompanying balance sheets.

10.	Accrued Business Combination Costs

The activity for the nine months ended June 30, 2010, relating to all facilities and personnel recorded in accrued business combination costs, is as follows (in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2009	$34,551	$2,497	$37,048
Charged to goodwill	(15)	(759)	(774)
Charged to restructuring and other charges, net	(527)	—	(527)
Charged to interest expense	965	—	965
Cash payments, net of sublease receipts	(8,465)	(1,592)	(10,057)

Balance at June 30, 2010	$26,509	$146	$26,655

	June 30,	September 30,
	2010	2009

Reported as:
Current	$9,574	$12,144
Long-term	17,081	24,904

Total	$26,655	$37,048

11.	Restructuring and Other Charges, net

The following table sets forth the nine months ended June 30, 2010 accrual activity relating to restructuring and other charges (in thousands):

	Personnel	Facilities	Other	Total

Balance at September 30, 2009	$607	$310	$28	$945
Restructuring and other charges, net	8,195	155	8,421	16,771
Non-cash adjustments	—	—	(6,833)	(6,833)
Cash payments	(6,672)	(126)	(1,616)	(8,414)

Balance at June 30, 2010	$2,130	$339	$—	$2,469

For the nine months ended June 30, 2010, we recorded net restructuring and other charges of $16.8 million, which consisted primarily of $8.2 million related to the elimination of approximately 160 personnel across multiple functions within our company, including acquired entities, a $6.9 million write-off of previously capitalized patent defense costs as a result of unsuccessful litigation and $1.6 million of contract termination costs.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Credit Facilities and Debt

At June 30, 2010 and September 30, 2009, we had the following borrowing obligations (in thousands):

	June 30,	September 30,
	2010	2009

2.75% Convertible Debentures, net of unamortized discount of $38.5 million and $44.9 million, respectively	$211,477	$205,064
Credit Facility	645,238	650,263
Obligations under capital leases	1,846	307
Other	48	126

Total long-term debt	858,609	855,760
Less: current portion	8,209	6,862

Non-current portion of long-term debt	$850,400	$848,898

The estimated fair value of our long-term debt approximated $872.1 million at June 30, 2010 and $893.2 million at September 30, 2009. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of these long-term debt issues will continue to fluctuate each period based on fluctuations in market interest rates, and these fluctuations may have little to no correlation to our outstanding debt balances. The decrease in fair value from September 30, 2009 to June 30, 2010 is generally attributable to the overall decline in the debt markets. The term loan portion of our Credit Facility is traded and the fair values are based upon traded prices as of the reporting dates. The fair values of the 2.75% Convertible Debentures were estimated using the averages of the bid and ask trading quotes as of each respective reporting date. We had no outstanding balance on the revolving credit line portion of our Credit Facility. Our capital lease obligations and other debt are not traded and the fair values of these instruments are assumed to approximate their carrying values as of June 30, 2010 and September 30, 2009.

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in August 2027. As of June 30, 2010, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

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

We recognized total interest expense of approximately $10.0 and $30.4 million during the three and nine months ended June 30, 2010, respectively, and $10.1 and $36.8 million during the three and nine months ended June 30, 2009 related to the contractual interest coupon on all our outstanding long-term debt, amortization of debt issuance costs, and amortization of the discount on the liability component of our 2.75% Convertible Debentures. The effective interest rate on the liability component of our 2.75% Convertible Debentures, including both the cash and non-cash interest components, was approximately 7% during the three and nine months ended June 30, 2010 and 2009. We are amortizing the discount on the liability component of our 2.75% Convertible Debentures through August 2014, which is the first put date available to the holders of the notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount of the equity component, principal amount of the liability component, unamortized debt discount related to the liability component and net carrying amount of the liability component of our debt subject to ASC 470-20 as of June 30, 2010 and September 30, 2009 were as follows (in thousands):

	June 30,	September 30,
	2010	2009

Carrying amount of equity component (conversion options)	$54,695	$54,695

Principal amount of liability component	$250,000	$250,000
Unamortized discount related to liability component	(38,523)	(44,936)

Net carrying amount of liability component	$211,477	$205,064

Credit Facility

We have a credit facility which consists of a $75 million revolving credit line, reduced by outstanding letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (collectively the “Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of June 30, 2010, there were $15.9 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of June 30, 2010, we are in compliance with the covenants under the Credit Facility.

As of June 30, 2010, based on our leverage ratio, the applicable margin for our term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. This results in an effective interest rate of 2.36%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2010 as no excess cash flow, as defined, was generated in fiscal 2009. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (table in thousands):

Year Ending September 30,	Amount

2010 (July 1, 2010 to September 30, 2010)	$1,675
2011	6,700
2012	6,700
2013 (maturity)	630,163

Total	$645,238

13.	Net Income (Loss) Per Share

Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 19.9 million and 21.8 million shares for the three and nine months ended June 30, 2010, respectively, and 30.5 million and 32.5 million shares for the three and nine months ended June 30, 2009, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

14.	Stockholders’ Equity

On March 19, 2004, we announced that Warburg Pincus had agreed to purchase all outstanding shares of and warrants for our common stock held by Xerox Corporation for approximately $80.0 million. In connection with this transaction, Warburg Pincus acquired new warrants to purchase 2.5 million additional shares of our common stock for total consideration of $0.6 million. The warrants had a six-year life and an exercise price of $4.94 per share. In

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 2010, the warrants to purchase 2.5 million shares of our common stock were exercised in full, with total cash proceeds to the Company of $12.4 million.

15.	Stock-Based Compensation

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cost of product and licensing	$7	$2	$25	$8
Cost of professional services and hosting	2,612	2,402	8,173	7,329
Cost of maintenance and support	165	132	582	557
Research and development	2,282	2,013	6,731	7,640
Sales and marketing	12,516	6,687	29,813	20,246
General and administrative	10,512	6,346	27,544	16,804

Total	$28,094	$17,582	$72,868	$52,584

Stock Options

The table below summarizes activity relating to stock options for the nine months ended June 30, 2010:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2009	13,553,866	$7.48
Granted	1,200,000	$13.81
Exercised	(3,235,920)	$5.36
Forfeited	(331,559)	$13.62
Expired	(99,788)	$15.87

Outstanding at June 30, 2010	11,086,599	$8.52	3.7 years	$73.5 million

Exercisable at June 30, 2010	8,021,090	$6.94	2.9 years	$65.9 million

Exercisable at June 30, 2009	10,618,417	$6.01	3.5 years	$68.6 million

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on June 30, 2010 ($14.95) and the exercise price of the underlying options.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2010, the total unamortized fair value of stock options was $14.6 million with a weighted average remaining recognition period of 0.9 years. A summary of weighted-average grant-date fair value of stock options granted and intrinsic value of stock options exercised is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted-average grant-date fair value per share	n/a	$6.23	$5.90	$8.15
Total intrinsic value of stock options exercised (in millions)	$7.1	$6.6	$34.1	$15.0

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the stock options granted and unvested options assumed from acquisitions during the three and nine months ended June 30, 2010 and 2009 were calculated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Dividend yield	n/a	0.0%	0.0%	0.0%
Expected volatility	n/a	53.9%	50.9%	55.3%
Average risk-free interest rate	n/a	2.5%	2.4%	2.7%
Expected term (in years)	n/a	5.7	4.2	5.9

Restricted Units

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units for the nine months ending June 30, 2010:

	Number of Shares	Number of Shares
	Underlying	Underlying
	Restricted Units —	Restricted Units —
	Contingent Awards	Time-Based Awards

Outstanding at September 30, 2009	2,840,673	8,755,330
Granted	1,519,243	2,832,453
Earned/released	(918,015)	(3,177,899)
Forfeited	(650,756)	(701,667)

Outstanding at June 30, 2010	2,791,145	7,708,217

Weighted average remaining contractual term of outstanding Restricted Units	1.0 years	1.1 years
Aggregate intrinsic value of outstanding Restricted Units(1)	$41.7 million	$115.2 million
Restricted Units vested and expected to vest	2,467,305	6,678,209
Weighted average remaining contractual term of Restricted Units vested and expected to vest	0.9 years	1.1 years
Aggregate intrinsic value of Restricted Units vested and expected to vest(1)	$36.9 million	$99.8 million

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on June 30, 2010 ($14.95) and the exercise price of the underlying Restricted Units.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price for vested Restricted Units is $0.001 per share. As of June 30, 2010, unearned stock-based compensation expense related to all unvested Restricted Units is $119.0 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.5 years.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted-average grant-date fair value per share	$17.39	$12.30	$15.59	$10.54
Total intrinsic value of shares vested (in millions)	$29.0	$5.5	$65.2	$29.3

16.	Income Taxes

The effective tax rate was 608.3% and 173.0% for the three months ended June 30, 2010 and 2009, respectively, and (26.6)% and (263.1)% for the nine months ended June 30, 2010 and 2009, respectively. Included in the tax provision for the three months ended June 30, 2010 was $2.7 million in foreign income tax provision, reduced by a $1.1 million discrete tax benefit resulting from the release of a contingency upon a favorable federal audit settlement.

Included in the tax provision for the nine months ended June 30, 2010 was $8.1 million in foreign income tax provision, reduced by the release of a $1.1 million U.S. federal tax audit contingency discussed above. Also included was a $1.1 million tax benefit resulting from certain international research and development tax credits, and a $1.0 million tax benefit resulting from the favorable settlement of a state tax penalty related to our acquisition of eScription. No tax benefit has been recognized for the U.S. losses in either the three or nine month periods ended June 30, 2010 and 2009, as the realization of such tax benefit is not more likely than not.

At June 30, 2010 and September 30, 2009, the liability for income taxes associated with uncertain tax positions was $11.5 million and $12.1 million, respectively. The decrease is primarily attributable to the favorable settlement of certain US tax contingencies. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

17.	Commitments and Contingencies

Operating Leases

The following table outlines our gross future minimum payments under all non-cancelable operating leases as of June 30, 2010 (in thousands):

			Other
			Contractual
	Operating	Leases Under	Obligations
Year Ending September 30,	Leases	Restructuring	Assumed	Total

2010 (July 1, 2010 to September 30, 2010)	$5,802	$1,019	$3,422	$10,243
2011	20,908	3,287	13,947	38,142
2012	18,745	1,997	12,299	33,041
2013	16,943	901	2,321	20,165
2014	14,176	—	2,326	16,502
Thereafter	45,377	—	3,296	48,673

Total	$121,951	$7,204	$37,611	$166,766

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2010, we have subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms is $14.5 million and ranges from approximately $1.5 million to $4.1 million on an annual basis through February 2016.

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

Vianix LLC has filed three legal actions against us, consisting of two breach of contract actions and a copyright infringement claim. We believe that our maximum potential exposure, specifically related to one of the breach of contract actions and the copyright infringement claim, is immaterial. It is too early for us to reach a conclusion as to the ultimate outcome or proposed settlement of these actions, or to estimate the potential loss that could result from a settlement or adverse judgment against us in the second breach of contact action. We have not accrued any liability for these actions as we believe that we have substantial defenses against these claims, and intend to defend them vigorously.

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

18.	Segment and Geographic Information and Significant Customers

We follow the provisions of ASC 280 (formerly referred to as SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information), which establishes standards for reporting information about operating

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have several customer-facing market groups that oversee the core markets where we conduct business. These groups are referred to as Mobile-Enterprise, Healthcare-Dictation, and Imaging. These groups do not directly manage centralized or shared resources or the allocation decisions regarding the activities related to these functions, which include sales and sales operations, certain research and development initiatives, business development and all general and administrative activities. Our CODM oversees these groups as well as each of the functions that provide the shared and centralized activities noted above. To manage the business, allocate resources and assess performance, the CODM primarily reviews revenue data by market group, while reviewing gross margins, operating margins, and other measures of income or loss on a consolidated basis. Thus, we have determined that we operate in one segment.

The following table presents revenue information for our three core markets (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Mobile-Enterprise	$125,734	$118,056	$386,815	$332,384
Healthcare-Dictation	125,087	105,575	363,524	306,121
Imaging	22,382	17,409	58,846	48,514

Total	$273,203	$241,040	$809,185	$687,019

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (table in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

United States	$202,080	$185,111	$576,122	$519,576
International	71,123	55,929	233,063	167,443

Total	$273,203	$241,040	$809,185	$687,019

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (table in thousands):

	June 30,	September 30,
	2010	2009

United States	$2,415,726	$2,395,773
International	417,743	307,864

Total	$2,833,469	$2,703,637

19.	Related Parties

A member of our Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides professional services to us. These services may from time-to-time include contingent fee arrangements. We paid Wilson Sonsini Goodrich & Rosati $0.3 million and $2.3 million for the three and nine months ended June 30, 2010 for professional services. As of June 30, 2010 and September 30, 2009, we had $2.0 million and $1.7 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

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

We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to broaden these assets and expand our customer base through acquisitions. In evaluating the financial condition and operating performance of our business, management focuses on revenue, earnings, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the three-month period ended June 30, 2010, as compared to the three-month period ended June 30, 2009, is as follows:

•	Total revenue increased by $32.2 million to $273.2 million;

•	Net loss decreased by $1.3 million to $1.5 million;

•	Gross profit increased by 1.7 percentage points to 62.7%;

•	Operating margins decreased to 1.7% from 7.1%; and

•	Cash provided by operating activities for the nine months ended June 30, 2010 was $184.7 million, an increase of $0.4 million from the same period in the prior fiscal year.

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

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the three and nine months ended June 30, 2010 and 2009 (as adjusted for the retrospective application of FASB ASC 470-20).

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenue:
Product and licensing	39.8%	36.3%	41.4%	37.8%
Professional services and hosting	43.2	46.0	41.8	44.3
Maintenance and support	17.0	17.7	16.8	17.9

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product and licensing	4.0	3.5	4.2	3.8
Professional services and hosting	26.1	28.3	25.5	27.6
Maintenance and support	2.8	3.0	2.9	3.1
Amortization of intangible assets	4.4	4.2	4.4	4.0

Gross profit	62.7	61.0	63.0	61.5

Operating expenses:
Research and development	14.2	11.5	14.1	12.5
Sales and marketing	24.6	20.8	24.3	23.4
General and administrative	10.9	10.2	11.0	11.0
Amortization of intangible assets	7.9	8.3	8.1	8.2
Acquisition-related costs, net	2.2	1.9	3.3	2.0
Restructuring and other charges, net	1.2	1.2	2.0	0.8

Total operating expenses	61.0	53.9	62.8	57.9

Income from operations	1.7	7.1	0.2	3.6
Other income (expense), net	(1.6)	(5.5)	(2.3)	(4.6)

Income (loss) before income taxes	0.1	1.6	(2.1)	(1.0)
Provision for income taxes	0.7	2.7	0.5	2.5

Net loss	(0.6)%	(1.1)%	(2.6)%	(3.5)%

Total Revenue

The following tables show total revenue from our three core market groups and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Mobile-Enterprise	$125.7	$118.0	$7.7	6.5%	$386.8	$332.4	$54.4	16.4%
Healthcare-Dictation	125.1	105.6	19.5	18.5	363.5	306.1	57.4	18.8
Imaging	22.4	17.4	5.0	28.7	58.9	48.5	10.4	21.4

Total Revenue	$273.2	$241.0	$32.2	13.4%	$809.2	$687.0	$122.2	17.8%

United States	$202.1	$185.1	$17.0	9.2%	$576.1	$519.6	$56.5	10.9%
International	71.1	55.9	15.2	27.2	233.1	167.4	65.7	39.2

Total Revenue	$273.2	$241.0	$32.2	13.4%	$809.2	$687.0	$122.2	17.8%

The increase in total revenue for the three and nine months ended June 30, 2010, as compared to the same periods ended June 30, 2009, was driven by a combination of organic growth and contributions from our acquisitions. Mobile-Enterprise revenue increased primarily due to growth in sales of our predictive text products and embedded speech products for the automotive market, as well as contributions from our voicemail-to-text solutions. Healthcare-Dictation revenue increased primarily due to organic growth from our Dragon Medical and diagnostics products, iChart and eScription transcription services and SpeechMagic solutions. Imaging revenue increased primarily as a result of contributions from our acquisitions of eCopy, Inc. and X-Solutions Group B.V and growth in our core imaging solutions.

Based on the location of our customers, the geographic split for the three and nine months ended June 30, 2010 was 74% and 71%, respectively, of total revenue in the United States and 26% and 29%, respectively, internationally. This represents a shift in revenues toward international as compared to 77% and 76% of total revenue in the United States and 23% and 24% internationally for the same periods in fiscal 2009. The increase in the proportion of revenue generated internationally during the three and nine months ended June 30, 2010 as compared to the same periods in the prior year was primarily due to contributions from our acquisition of SpinVox, as well as the increase in revenue contributions from our predictive text products and SpeechMagic solutions, which are sold predominantly outside the United States.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Product and licensing revenue	$108.8	$87.4	$21.4	24.5%	$335.2	$260.0	$75.2	28.9%

As a percentage of total revenue	39.8%	36.3%			41.4%	37.8%

The increase in product and licensing revenue for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, consisted of a $7.0 million increase in Mobile-Enterprise revenue primarily due to growth in sales of our predictive text products, as well as sales of our embedded speech products for the automotive market. Healthcare-Dictation revenue increased $10.7 million, primarily driven by increased sales of our Dragon Medical and diagnostics products and SpeechMagic solutions. Imaging revenue increased $3.7 million primarily due to contributions from our acquisitions of eCopy and X-Solutions. The growth in our product and licensing revenue streams outpaced the relative growth of our other revenue types, resulting in the 3.5 percentage point increase as a percent of total revenue.

The increase in product and licensing revenue for the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, consisted of a $37.7 million increase in Mobile-Enterprise revenue primarily due to growth in sales of our predictive text products, as well as sales of our embedded speech products for the automotive market. Healthcare-Dictation revenue increased $29.5 million primarily as a result of increased sales of our SpeechMagic solutions and Dragon Medical products. Imaging revenue increased $8.0 million primarily due to contributions from our acquisitions of X-Solutions and eCopy. The growth in our product and licensing revenue streams outpaced the relative growth of our other revenue types, resulting in the 3.6 percentage point increase as a percent of total revenue.

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

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Professional services and hosting revenue	$117.9	$111.0	$6.9	6.2%	$337.8	$304.2	$33.6	11.0%

As a percentage of total revenue	43.2%	46.0%			41.8%	44.3%

The increase in professional services and hosting revenue for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was driven by a $8.5 million increase in Healthcare-Dictation revenues resulting largely from growth of our iChart and eScription transcription services. During the three months ended June 30, 2010, the annualized line run-rate in our healthcare on-demand business was approximately 3.242 billion lines per year, up 14% from 2.833 billion lines per year during the three months ended June 30, 2009. The annualized line run-rate is determined by the number of lines actually billed in a given quarter, multiplied by four. Mobile-Enterprise revenue decreased $1.7 million primarily due to the timing of revenue recognition related to enterprise set-up and implementation professional services, partially offset by contributions from our voicemail-to-text solutions. Our backlog hours in enterprise professional services were approximately 312,000 hours as of June 30, 2010, compared with approximately 215,000 hours as of June 30, 2009. Enterprise professional services backlog hours reflect the accumulated estimated hours necessary to fulfill all of our existing, executed professional services contracts within the enterprise business, including those that are cancelable by customers, based on the original estimate of hours sold. As a percentage of total revenue, professional services and hosting revenue decreased 2.8 percentage points as compared to the corresponding period in the prior year, primarily due to the strong growth in product and licensing revenue relative to professional services and hosting revenue.

The increase in professional services and hosting revenue for the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, was driven by a $24.3 million increase in Healthcare-Dictation revenues resulting largely from growth of our iChart and eScription transcription services. During the nine months ended June 30, 2010, the number of healthcare transcription lines processed increased as compared to the corresponding period in the prior year. Mobile-Enterprise revenue increased $8.9 million, primarily due to contributions from our voicemail-to-text solutions and growth in our professional services for the automotive markets. As a percentage of total revenue, professional services and hosting revenue decreased 2.5 percentage points as compared to the corresponding period in the prior year, primarily due to the strong growth in product and licensing revenue relative to professional services and hosting revenue.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Maintenance and support revenue	$46.5	$42.7	$3.8	8.9%	$136.2	$122.9	$13.3	10.8%

As a percentage of total revenue	17.0%	17.7%			16.8%	17.9%

The increase in maintenance and support revenue for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, consisted primarily of a $2.3 million increase in Mobile-Enterprise revenue, driven by continued organic growth, and a $1.1 million increase in Imaging revenue primarily due to contributions from our acquisition of X-Solutions and growth in sales of our core imaging products.

The increase in maintenance and support revenue for the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, consisted primarily of a $7.8 million increase in Mobile-Enterprise revenue, driven by continued organic growth, and a $3.6 million increase related to the expansion of our current installed base of Healthcare-Dictation solutions.

COSTS AND EXPENSES

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Cost of product and licensing revenue	$10.9	$8.4	$2.5	29.8%	$34.2	$26.2	$8.0	30.5%

As a percentage of product and licensing revenue	10.0%	9.6%			10.2%	10.1%

The increase in cost of product and licensing revenue for the three and nine months ended June 30, 2010, as compared to the same periods ended June 30, 2009, was primarily due to increased costs as a result of growth in our Healthcare-Dictation and Imaging product and licensing revenues. Gross margins relative to our product and licensing revenue remained relatively constant across all periods presented.

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

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Cost of professional services and hosting revenue	$71.4	$68.3	$3.1	4.5%	$206.3	$189.6	$16.7	8.8%

As a percentage of professional services and hosting revenue	60.6%	61.5%			61.1%	62.3%

The increase in cost of professional services and hosting revenue for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to increases in Mobile-Enterprise costs resulting from revenue growth in our voicemail-to-text solutions and revenue growth in our iChart and eScripiton transcription services.

The increase in cost of professional services and hosting revenue for the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, was primarily due to increases in Mobile-Enterprise costs resulting primarily from revenue growth in our voicemail-to-text solutions.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Cost of maintenance and support revenue	$7.6	$7.2	$0.4	5.6%	$23.3	$21.4	$1.9	8.9%

As a percentage of maintenance and support revenue	16.4%	16.9%			17.1%	17.4%

Aggregate cost increases for the three and nine months ended June 30, 2010, as compared to the comparable periods in the prior year, were attributable to increases in our installed base of solutions. Gross margins relative to our maintenance and support services remained relatively constant across all periods presented.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Total research and development expense	$38.9	$27.7	$11.2	40.4%	$113.8	$85.6	$28.2	32.9%

As a percentage of total revenue	14.2%	11.5%			14.1%	12.5%

The increase in research and development expense for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was largely attributable to a $6.0 million increase in compensation expense from headcount growth in our core business as well as additional headcount from acquisitions during fiscal 2009 and 2010. In addition, there was a $4.2 million increase in research and development expense recorded for the three months ended June 30, 2010 for services from a third party related to the collaboration agreements.

The increase in research and development expense for the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, was largely attributable to the $12.2 million in expense recorded for services from a third party related to the collaboration agreements, as well as an $11.2 million increase in compensation expense from headcount growth in our core business as well as additional headcount from our acquisitions during fiscal 2009 and 2010.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Total sales and marketing expense	$67.2	$50.2	$17.0	33.9%	$196.7	$160.9	$35.8	22.2%

As a percentage of total revenue	24.6%	20.8%			24.3%	23.4%

The increase in sales and marketing expense for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily attributable to a $13.7 million increase in compensation and related expenses, of which $5.8 million related to increased stock-based compensation. The remaining increase was attributable to additional headcount from acquisitions and increased commission expense as a result of overall revenue growth.

The increase in sales and marketing expense for the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, was primarily attributable to a $32.0 million increase in compensation and related expenses, of which $9.6 million related to increased stock-based compensation. The remaining increase was attributable to additional headcount from acquisitions and increased commission expense as a result of overall revenue growth.

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

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Total general and administrative expense	$29.9	$24.5	$5.4	22.0%	$88.6	$75.3	$13.3	17.7%

As a percentage of total revenue	10.9%	10.2%			11.0%	11.0%

The increase in general and administrative expense for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily attributable to increased stock-based compensation as a result of an overall increase in the Company’s stock price during the period. As a percentage of total revenue, general and administrative expense remained relatively constant.

The increase in general and administrative expense for the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, was primarily attributable to increased stock-based compensation as a result of an overall increase in the Company’s stock price during the period. As a percentage of total revenue, general and administrative expense remained relatively constant.

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

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Cost of revenue	$11.9	$10.0	$1.9	19.0%	$35.1	$27.4	$7.7	28.1%
Operating expenses	21.5	19.9	1.6	8.0%	65.8	56.3	9.5	16.9%

Total amortization expense	$33.4	$29.9	$3.5	11.7%	$100.9	$83.7	$17.2	20.5%

As a percentage of total revenue	12.2%	12.4%			12.5%	12.2%

The increase in amortization of intangible assets for the three and nine months ended June 30, 2010, as compared to the three and nine months ended June 30, 2009, was primarily attributable to the amortization of acquired intangible assets from our business acquisitions during fiscal 2009; our acquisition of SpinVox during the first quarter of fiscal 2010 and our acquisitions of patents and technology from other third-parties during fiscal 2009 and fiscal 2010.

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

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Transition and integration costs	$3.4	$1.2	$2.2	183.3%	$12.1	$3.1	$9.0	290.3%
Professional service fees	3.1	3.4	(0.3)	(8.8)%	14.9	11.4	3.5	30.7%
Acquisition-related adjustments	(0.4)	0.1	(0.5)	(500.0)%	(0.1)	(0.6)	0.5	83.3%

Total Acquisition-related costs, net	$6.1	$4.7	$1.4	29.8%	$26.9	$13.9	$13.0	93.5%

As a percentage of total revenue	2.2%	1.9%			3.3%	2.0%

The increase in acquisition-related costs, net for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily attributable to increased transitional employee costs from our acquisitions of eCopy and SpinVox.

The increase in acquisition-related costs, net for the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, was largely a result of our adoption on October 1, 2009 of the new accounting guidance relative to business combinations in FASB ASC 805. We recognized approximately $8.6 million in transaction costs, included within professional service fees above, during the nine months ended June 30, 2010 that would have been capitalized in periods prior to our adoption of ASC 805, including approximately $2.2 million that had been capitalized as of September 30, 2009 related to costs incurred in prior periods that was required to be expensed upon our adoption of ASC 805. The remainder of the increase was primarily attributable to increased transitional employee costs from our acquisitions of eCopy and SpinVox.

Restructuring and Other Charges, Net

The following table sets forth the activity relating to the restructuring accruals for the nine months ended June 30, 2010 (dollars in millions):

	Personnel	Facilities	Other	Total

Balance at September 30, 2009	$0.6	$0.3	$—	$0.9
Restructuring and other charges	8.2	0.2	8.4	16.8
Non-cash adjustments	—	—	(6.8)	(6.8)
Cash payments	(6.7)	(0.1)	(1.6)	(8.4)

Balance at June 30, 2010	$2.1	$0.4	$—	$2.5

For the nine months ended June 30, 2010, we recorded net restructuring and other charges of $16.8 million, which consisted primarily of $8.2 million related to the elimination of approximately 160 personnel across multiple functions within our company, including acquired entities, a $6.9 million write-off of previously capitalized patent defense costs as a result of unsuccessful litigation and $1.6 million of contract termination costs. Excluding the $6.9 million write-off of previously capitalized patent defense costs, restructuring charges have generally increased for the three and nine month periods ended June 30, 2010, as compared to the same periods in the prior year, as a result of our current year adoption of the business combinations guidance in ASC 805. Under the previous accounting guidance, restructuring costs related to acquired companies were generally recorded through purchase accounting, while the guidance in ASC 805 generally requires that these costs be recorded to the acquiring company’s statement of operations post-acquisition

Other Income (Expense), Net

The following table shows other income (expense), net in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Interest income	$0.2	$0.7	$(0.5)	(71.4)%	$0.8	$3.2	$(2.4)	(75.0)%
Interest expense	(10.0)	(10.1)	0.1	1.0%	(30.4)	(36.8)	6.4	17.4%
Other income (expense), net	5.5	(3.8)	9.3	244.7%	10.7	2.0	8.7	435.0%

Total other income (expense), net	$(4.3)	$(13.2)	$8.9	67.4%	$(18.9)	$(31.6)	$12.7	40.2%

As a percentage of total revenue	(1.6)%	(5.5)%			(2.3)%	(4.6)%

The gain of $5.5 million in other income (expense), net for the three months ended June 30, 2010, was primarily driven by gains on foreign exchange as a result of the strengthening of the U.S. dollar and British Pound against the Euro during the three months ended June 30, 2010. The loss of $3.8 million in other income (expense), net for the three months ended June 30, 2009, was primarily driven by losses in security price guarantees derivatives as disclosed in Note 7 to the unaudited consolidated financial statements.

The gain of $10.7 million in other income (expense), net for the nine months ended June 30, 2010, was primarily driven by gains on foreign exchange as discussed above. The gain of $2.0 million in other income (expense), net for the nine months ended June 30, 2009, was primarily driven by gains in our non-hedged derivative instruments.

Provision for Income Taxes

The following table shows the provision for income taxes and the effective income tax rate (in thousands of dollars, except percentages):

	Three Months Ended				Nine Months Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Income tax provision	$1.8	$6.7	$(4.9)	(73.1)%	$4.5	$17.3	$(12.8)	(74.0)%

Effective income tax rate	608.3%	173.0%			(26.6)%	(263.1)%

Our effective income tax rate was 608.3% and 173.0% for the three months ended June 30, 2010 and 2009, respectively. The change in the effective tax rate primarily relates to the release of a U.S. tax contingency related to a favorable federal audit settlement during the three months ended June 30, 2010 and a $3.2 million tax provision charge as a result of a Massachusetts state tax law enactment relating to the utilization of net operating losses during the three months ended June 30, 2009. No tax benefit has been recognized for the U.S. losses, as the realization of such tax benefit is not more likely than not.

Our effective income tax rate was (26.6)% and (263.1)% for the nine months ended June 30, 2010 and 2009, respectively. The change in the effective tax rate primarily relates to an $8.0 million tax provision charge resulting from an asset purchase election made in 2009 in connection with the eScription acquisition and a $3.2 million charge related to a state tax law enactment during 2009 as discussed above. No tax benefit has been recognized for the U.S. losses, as the realization of such tax benefit is not more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $492.1 million as of June 30, 2010, a decrease of $34.9 million as compared to $527.0 million as of September 30, 2009. Our working capital was $431.4 million as of June 30, 2010 as compared to $376.6 million as of September 30, 2009. As of June 30, 2010, our total accumulated deficit was $283.5 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents on-hand are sufficient to meet our operating needs for at least the next twelve months.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended June 30, 2010 was $184.7 million, an increase of $0.4 million, or 0.2%, as compared to cash provided by operating activities of $184.3 million for the nine months ended June 30, 2009. The increase was primarily driven by the following factors:

•	A decrease in cash of $60.7 million from accounts receivable primarily attributable to improved collection efforts and continuous DSO improvements during 2009, while maintaining consistent receivable balances and DSO’s in 2010;

•	An increase in cash resulting from a decrease in net loss, exclusive of non-cash adjustment items, of approximately $47.2 million;

•	An increase in cash of $36.2 million from deferred revenue primarily attributable to billings of our eCopy imaging solutions; and

•	A decrease in cash from accounts payable and accrued expenses of $25.3 million primarily attributable to the timing of cash payments under our normal operating cycles.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended June 30, 2010 was $224.1 million, an increase of $29.2 million, or 15%, as compared to cash used in investing activities of $194.9 million for the nine months ended June 30, 2009. The net increase was primarily driven by the following factors:

•	A decrease of $50.4 million in cash payments for acquisitions of patents and technology;

•	An increase of $42.0 million in cash payments related to business acquisitions, primarily driven by the cash paid in the acquisition of SpinVox, the PSRS deferred acquisition payment, and the Phonetic earn-out payment;

•	An increase of $22.1 million in restricted cash related to cash placed in an irrevocable standby letter of credit account for a fixed obligation in connection with our acquisition of SpinVox; and

•	An increase of $14.8 million in cash payments for equity investments in a non-public company made during the first quarter of 2010.

Cash Used in Financing Activities

Cash provided by financing activities for the nine months ended June 30, 2010 was $9.8 million, a decrease of $157.8 million, or 94%, as compared to cash provided by financing activities of $167.6 million for the nine months ended June 30, 2009. The net decrease was primarily driven by the following factors:

•	A decrease of $162.8 million in cash from the sale of our common stock. During the nine months ended June 30, 2009, we sold 17.4 million shares of our common stock and warrants to purchase 3.9 million shares of our common stock for net proceeds of $175.1 million;

•	An $11.8 million increase in cash from the exercise of company stock options and participation in our employee stock purchase plan; and

•	An $11.3 million decrease in cash resulting from greater cash paid to net share settle employee equity awards, due to an increase in intrinsic value of the shares vested as a result of the overall increase in our stock price during the nine months ended June 30, 2010 as compared to the same period in 2009.

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in August 2027. As of June 30, 2010, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

Credit Facility

As of June 30, 2010, $645.2 million remained outstanding under our term loan. There were $15.9 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of June 30, 2010, we are in compliance with the covenants under the Credit Facility.

As of June 30, 2010, based on our leverage ratio, the applicable margin for our term loan was 1.00% for base rate borrowings and 2.00% for LIBOR-based borrowings. This results in an effective interest rate of 2.36%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2010 as no excess cash flow, as defined, was generated in fiscal 2009. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (table in thousands):

Year Ending September 30,	Amount

2010 (July 1, 2010 to September 30, 2010)	$1,675
2011	6,700
2012	6,700
2013 (maturity)	630,163

Total	$645,238

Equity

On March 19, 2004, we announced that Warburg Pincus had agreed to purchase all outstanding shares of and warrants for our common stock held by Xerox Corporation for approximately $80.0 million. In connection with this transaction, Warburg Pincus acquired new warrants to purchase 2.5 million additional shares of our common stock for total consideration of $0.6 million. The warrants had a six-year life and an exercise price of $4.94 per share. In April 2010, the warrants to purchase 2.5 millions shares of our common stock were exercised in full, with total cash proceeds to the Company of $12.4 million.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2010 (in millions):

	Payments Due by Period
		Remaining		Fiscal 2012	Fiscal 2014
Contractual Obligations	Total	Fiscal 2010	Fiscal 2011	and 2013	and 2015	Thereafter

2.75% Convertible Senior Debentures(1)	$250.0	$—	$—	$—	$250.0	$—
Credit Facility(2)	645.3	1.7	6.7	636.9	—	—
Interest on Credit Facility(2)	42.5	5.0	15.1	22.4	—	—
Interest on 2.75% Convertible Senior Debentures(3)	31.0	3.4	6.9	13.8	6.9	—
Lease obligations and other liabilities:
Operating leases	122.0	5.8	20.9	35.7	27.8	31.8
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions	7.2	1.0	3.3	2.9	—	—
Pension, minimum funding requirement	5.8	0.6	1.3	2.6	1.3	—
Collaboration agreements(4)	83.6	18.4	20.9	41.8	2.5	—
Other liabilities assumed(5)	37.6	3.4	13.9	14.6	4.7	1.0

Total contractual cash obligations	$1,225.0	$39.3	$89.0	$770.7	$293.2	$32.8

(1)	Holders of 2.75% Convertible Senior Debentures can require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate as of March 31, 2010 excluding the effect of our interest rate swaps.

(3)	These figures represent coupon interest only, payable by us in cash, semi-annually.

(4)	Payments under the collaboration agreements are payable in cash or our common stock at our option.

(5)	Obligations include assumed long-term liabilities related to restructuring programs initiated by the predecessor entities prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of the former Nuance Communications, Inc. in September 2005. These restructuring programs relate to the closing of two facilities with lease terms set to expire in 2016 and 2012. Total contractual obligations under these two leases are $37.6 million. As of June 30, 2010, we have sub-leased a portion of the office space related to these two facilities to unrelated third parties. Total sublease income under the remaining contractual terms is expected to be $14.5 million, which ranges from $1.5 million to $4.1 million on an annualized basis through 2016.

Contingent Liabilities and Commitments

In connection with our acquisition of SNAPin Software, Inc. (“SNAPin”), we agreed to make a contingent earn-out payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. In April 2010, the Company and the former shareholders of SNAPin agreed on a final earn-out payment of $21.2 million and issued 593,676 shares of our common stock, valued at $10.2 million, as our first payment under the earn-out agreement. The remaining balance is payable in cash or stock, solely at our option, on or before October 1, 2011 and is included in long-term liabilities as of June 30, 2010.

In connection with our acquisition of Multi-Vision Communications, Inc. (“Multi-Vision”), we agreed to make contingent earn-out payments of up to $15.0 million, payable in stock, or cash, solely at our discretion, relating to earn-out provisions described in the share purchase agreement. We have notified the former shareholders of Multi-Vision that the performance targets were not achieved. Through June 30, 2010, we have not recorded any obligation or related compensation expense relative to these measures.

In connection with our acquisition of Vocada, Inc. (“Vocada”), we agreed to make contingent earn-out payments of up to $21.0 million, payable in stock, or cash, solely at our discretion, upon the achievement of certain financial targets measured over defined periods through December 31, 2010. Earn-out payments, if any, will be recorded as incremental purchase price and allocated to goodwill. We have notified the former shareholders of Vocada that the financial targets for certain periods were not achieved and they have requested additional information regarding this determination. We are currently in discussions with the former shareholders of Vocada regarding this matter. Through June 30, 2010, we have not recorded any earn-out obligation relative to the Vocada acquisition.

In connection with the acquisition of Commissure, Inc. (“Commissure”), we agreed to make contingent earn-out payments of up to $8.0 million, payable in stock, or cash, solely at our discretion, upon the achievement of certain financial targets for the fiscal years 2008, 2009 and 2010. Earn-out payments, if any, will be recorded as incremental purchase price and allocated to goodwill. We have notified the former shareholders of Commissure that the financial targets for the fiscal years 2008 and 2009 were not achieved and the related contingent earn-out payment was not earned. Through June 30, 2010, we have not recorded any earn-out obligation relative to the Commissure acquisition

Financial Instruments and Hedging Activities

We use financial instruments to manage our interest rate and foreign exchange risk. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 (“ASC 815”), for certain designated forward contracts and interest rate swaps.

To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of June 30, 2010, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% and 2.1%, plus the applicable margin for the Credit Facility, and they expire in October 2010 and November 2010, respectively. As of June 30, 2010 and September 30, 2009, the aggregate cumulative unrealized losses related to these swaps were $1.5 million and $4.0 million, respectively and were included in accumulated other comprehensive income (loss) in the accompanying balance sheets.

On October 1, 2009, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars with a total notional amount of CAD$8.7 million. These contracts are designated as cash flow hedges. At June 30, 2010, one contract with unsettled notional amount of CAD $0.3 million ($0.3 million based on the June 30, 2010 exchange rate) remained outstanding and was settled on July 13, 2010. As of June 30, 2010, the aggregate cumulative unrealized gains related to these contracts were immaterial.

In February and April 2010, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Hungarian Forints (“HUF”) with a total notional amount of HUF 997.0 million. These contracts are designated as cash flow hedges. At June 30, 2010, these contracts had an aggregate remaining, unsettled notional amount of HUF 403.0 million ($1.7 million based on the June 30, 2010 exchange rate). These contracts settle monthly through December 2010. As of June 30, 2010, the aggregate cumulative unrealized gains related to these contracts were immaterial.

As of June 30, 2010, we have outstanding security price guarantees relative to a total of 1,785,807 shares of our common stock issued to a third party as discussed in Note 7 to the unaudited consolidated financial statements. Changes in fair value of these security price guarantees are reported in earnings each period as non-operating income (expense) within other income (expense), net. For the three and nine months ended June 30, 2010, we recorded a decrease in fair value of $1.0 million and an increase in fair value of $3.7 million, respectively, related to the settled and unsettled security price guarantees.

Off-Balance Sheet Arrangements

Through June 30, 2010, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to meet the requirements of Rule 13a-15 under the Exchange Act.

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

This information is included in Note 17, Commitments and Contingencies, in the accompanying notes to consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and, for transactions which closed prior to October 1, 2009, the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired tradenames and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of June 30, 2010, we had identified intangible assets of approximately $667.9 million, net of accumulated amortization, and goodwill of approximately $2.0 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. The combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

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

We have a significant amount of debt. As of June 30, 2010, we had a total of $897.1 million of gross debt outstanding, including $645.2 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of June 30, 2010, there were $15.9 million of letters of credit issued under the revolving credit line but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

We reported net losses of $21.2 million for the nine months ended June 30, 2010 and $23.9 million for the nine months ended June 30, 2009. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. The terms of any transaction to raise additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

We conducted an analysis of our compliance with the terms and conditions of certain contracts with the U.S. General Services Administration (“GSA”). Based upon our analysis, we voluntarily notified GSA of non-compliance with the terms of two contracts. The final resolution of this matter may adversely impact our financial position.

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

As of June 30, 2010, Warburg Pincus beneficially owned approximately 24% of our outstanding common stock, including warrants exercisable for up to 7,562,422 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.

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

On April 30, 2010, we issued 593,676 shares of our common stock to former shareholders of SNAPin as partial payment of the earn-out portion of the merger consideration. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

On May 20, 2010, we issued 237,499 shares of our common stock to the shareholders of Shapewriter, Inc. as partial consideration for our acquisition of Shapewriter, Inc. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

On May 26, 2010, we issued a total of 20,450 shares of our common stock to Pagemill Partners, LLC as payment for services in connection with our acquisition of Language and Computing, Inc. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

On June 25, 2010, we issued 152,440 shares of our common stock to International Business Machines Corporation as consideration for a collaboration agreement. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 9, 2010.

Nuance Communications, Inc.

By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial
Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1		Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3		Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-142182	3.3	4/18/2007
3.5		Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
10	.1*	Letter, dated March 29, 2010, to Janet Dillione regarding certain employment matters.					X
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1		Certification Pursuant to 18 U.S.C. Section 1350.					X
101		The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes of Consolidated Financial Statements.					X

*	Denotes management compensatory plan or arrangement