Form 10-K
period 2010-09-30
Nuance Communications, Inc.
filed 2010-11-29
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $3.8 billion based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the Registrant’s Common Stock, outstanding as of October 31, 2010, was 298,191,105.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our future revenue, cost of revenue, research and development expense, selling, general and administrative expenses, amortization of intangible assets and gross margin, earnings, cash flows and liquidity; our strategy relating to our core markets; the potential of future product releases; our product development plans and investments in research and development; future acquisitions and anticipated benefits from acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal 2011 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1.	Business

Overview

Nuance Communications, Inc. is a leading provider of voice and language solutions for businesses and consumers around the world. Our technologies, applications and services make the user experience more compelling by transforming the way people interact with devices and systems. Our solutions are used every day by millions of people and thousands of businesses for tasks and services such as requesting information from a phone-based self-service solution, dictating medical records, searching the mobile Web by voice, entering a destination into a navigation system, or working with PDF documents. Our solutions help make these interactions, tasks and experiences more productive, compelling and efficient.

We leverage our global professional services organization and our extensive network of partners to design and deploy innovative solutions for businesses and organizations around the globe. We market and sell our products directly through a dedicated sales force and through our e-commerce website and also through a global network of resellers, including system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors.

We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to expand our assets, geographic presence, distribution network and customer base through acquisitions of other businesses and technologies.

Solutions offered in four core markets; Healthcare, Mobile and Consumer, Enterprise, and Imaging, include:

Healthcare

The healthcare industry is under significant pressure to streamline operations, reduce costs and improve patient care. In recent years, healthcare organizations such as hospitals, clinics, medical groups, physicians’ offices and insurance providers have increasingly turned to speech recognition solutions to automate manual processes such as the dictation and transcription of patient records.

We provide comprehensive dictation and transcription solutions and services that automate the input and management of medical information. Our hosted and on-premise solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription features, and allow us to deliver scalable, highly productive medical transcription solutions. Our solutions also enable us to accelerate future innovation to transform the way healthcare providers document patient care, through improved interface with electronic medical records and extraction of clinical information to support the billing and insurance reimbursement processes. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription.

We utilize a focused, enterprise sales team and professional services organization to address the market and implementation requirements of the healthcare industry. Direct distribution is supplemented by distributors and partnerships with electronic medical records application providers such as Allscripts, Cerner and Epic. In some cases, our healthcare solutions are priced under a traditional software perpetual licensing model. However, certain of our healthcare solutions, in particular our transcription solution, are also offered on an on-demand model, charged as a subscription and priced by volume of usage (such as number of lines transcribed). During fiscal 2009 and 2010, we experienced a significant shift in customer preference toward our subscription pricing model. Representative customers include Banner Health, Cleveland Clinic, Department of Veterans Affairs, HCA, Mayo Clinic, Sutter Health, Tenet, and U.S. Army.

Mobile and Consumer

Today, an increasing number of people worldwide rely on mobile devices to stay connected, informed and productive. We help consumers use the powerful capabilities of their phones, cars, desktop and portable computer, personal navigation devices and other consumer electronics by enabling the use of voice commands and enhanced text input solutions to control and interact with these devices more easily and naturally, and to access the array of content and services available on the Internet.

Our portfolio of mobile and consumer solutions and services includes an integrated suite of voice control and text-to-speech solutions, dictation applications, predictive text technologies, mobile messaging services and emerging services such as dictation, Web search and voicemail-to-text. Our suite of Dragon general purpose desktop and portable computer dictation applications increases productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. In particular, we have focused in recent quarters on integrating our Dragon technology and brand initiatives across mobile and consumer markets. We utilize a focused, enterprise sales team and professional services organization to address market and implementation requirements. Direct distribution is supplemented by partnerships with electronics suppliers and integrators such as Harman Kardon and Clarion. Our solutions are used by mobile phone, automotive, personal navigation device, computer and other consumer electronic manufacturers and their suppliers, including Amazon, Apple, Audi, BMW, Ford, Garmin, HTC, LG Electronics, Mercedes Benz, Nokia, Samsung, T-Mobile and TomTom. In addition, telecommunications carriers, web search companies and content providers are increasingly using our mobile search and communication solutions to offer value-added services to their subscribers and customers. Our embedded mobile solutions are sold to automobile and device manufacturers, generally on a royalty model priced per device sold, and sometimes on a license model. In addition, our connected mobile services are sold through telecommunications carriers or directly to consumers, and generally priced on a volume of usage model (such as per subscriber or per use). Representative connected services customers include AT&T, Motorola, Rogers, Telstra, TISA, Vodafone and Vonage.

Our desktop and portable computer dictation software is currently available in eleven languages. During the fourth quarter of fiscal 2010, we shipped new versions of Dragon NaturallySpeaking for Windows and also Dragon Dictate for Mac. Our desktop and portable computer dictation solutions are generally sold under a traditional perpetual software license model. We utilize a combination of our global reseller network and direct sales to distribute our desktop and portable computer dictation products. Resellers include retailers such as Amazon, Best Buy and WalMart. Enterprise customers include organizations such as law firms, insurance agencies and government agencies. Representative customers include ATF, Exxon, FBI, IBM, Texas Dept. of Family Protective Services and Zurich.

Enterprise

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

We deliver a portfolio of customer service business intelligence and authentication solutions that are designed to help companies better support, understand and communicate with their customers. Our solutions include the use of technologies such as speech recognition, natural language understanding, text-to-speech, biometric voice recognition and analytics to automate caller identification and authorization, call steering, completion of tasks such as updates, purchases and information retrieval, and automated outbound notifications. Our solutions improve the customer experience, increase the use of self-service and enable new revenue opportunities. We complement our solutions and products with a global professional services organization that supports customers and partners with business and systems consulting project management, user-interface design, voice science, application development and business performance optimization, allowing us to deliver end-to-end speech solutions and system integration for voice-enabled customer care. In addition, we offer solutions that can meet customer care needs through direct interaction with thin-client applications on cell phones, enabling customers to very quickly retrieve relevant information. Use of our speech-enabled and thin-client customer care solutions can dramatically decrease customer care costs, in comparison to calls handled by operators.

Our solutions are used by a wide variety of enterprises in customer-service intensive sectors, including telecommunications, financial services, travel and entertainment, and government. Our speech solutions are designed to serve our global partners and customers and are available in approximately 60 languages and dialects worldwide. In addition to our own sales and professional services teams, we often work closely with industry partners, including Avaya, Cisco and Genesys, that integrate our solutions into their hardware and software platforms. Our enterprise solutions offerings include both a traditional software perpetual licensing model and an on-demand model, charged as a subscription and priced by volume of usage (such as number of minutes callers use the system or number of calls completed in the system). Representative customers include Bank of America, Cigna, Citibank, Disney, FedEx, United Airlines and Wells Fargo.

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

Our imaging solutions offer comprehensive PDF applications designed specifically for business users, optical character recognition technology to deliver highly accurate document and PDF conversion, and applications that combine PDF creation with network scanning to quickly enable distribution of documents to users’ desktops or to enterprise applications, as well as software development toolkits for independent software vendors. Our imaging solutions are generally sold under a traditional perpetual software license model. We utilize a combination of our global reseller network and direct sales to distribute our imaging products. We license our software to original equipment manufacturers such as Brother, Canon, Dell, HP and Xerox, which bundle our solutions with multi-function devices, digital copiers, printers and scanners, on a royalty model, priced per unit sold.

Research and Development/Intellectual Property

In recent years, we have developed and acquired extensive technology assets, intellectual property and industry expertise in voice, language and imaging that provide us with a competitive advantage in our markets. Our technologies are based on complex algorithms which require extensive amounts of linguistic and image data, acoustic models and recognition techniques. A significant investment in capital and time would be necessary to replicate our current capabilities.

We continue to invest in technologies to maintain our market-leading position and to develop new applications. Our technologies are covered by approximately 2,100 issued patents and 1,900 patent applications. Our intellectual property, whether purchased or developed internally, is critical to our success and competitive position and, ultimately, to our market value. We rely on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. We incurred research and development expenses of $152.1 million, $116.8 million, and $112.8 million in fiscal 2010, 2009 and 2008, respectively.

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

Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal 2010, 2009 and 2008, 72%, 74% and 77% of revenue was generated in the United States and 28%, 26% and 23% of revenue was generated by our international operations, respectively.

Competition

The individual markets in which we compete are highly competitive and are subject to rapid technology changes. There are a number of companies that develop or may develop products that compete in our target markets; however, currently there is no one company that competes with us in all of our product areas. While we expect competition to continue to increase both from existing competitors and new market entrants, we believe that we will compete effectively based on many factors, including:

•	Technological Superiority. Our voice, language and imaging technologies, applications and solutions are often recognized as the most innovative and proficient products in their respective categories. Our voice and language technology has industry-leading recognition accuracy and provides a natural, voice-enabled interaction with systems, devices and applications. Our imaging technology is viewed as the most accurate in the industry. Technology publications, analyst research and independent benchmarks have consistently indicated that our products rank at or above performance levels of alternative solutions.

•	Broad Distribution Channels. Our ability to address the needs of specific markets, such as financial, legal, healthcare and government, and to introduce new products and solutions quickly and effectively is enhanced through our dedicated direct sales force; our extensive global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; and our e-commerce website (www.nuance.com).

•	International Appeal. The international reach of our products is due to the broad language coverage of our offerings, including our voice and language technology, which provides recognition for approximately 60 languages and dialects and natural-sounding synthesized speech in 39 languages, and supports a broad range of hardware platforms and operating systems. Our imaging technology supports more than 100 languages.

•	Specialized Professional Services. Our superior technology, when coupled with the high quality and domain knowledge of our professional services organization, allows our customers and partners to place a high degree of confidence and trust in our ability to deliver results. We support our customers in designing and building powerful, innovative applications that specifically address their needs and requirements.

In our core markets, we compete with companies such as Adobe, Medquist, Microsoft, Google and Transcend Services. In addition, a number of smaller companies in both speech and imaging produce technologies or products that are competitive with our solutions in some markets. In certain markets, some of our partners such as Avaya, Cisco, Genesys and Nortel develop and market products and services that might be considered substitutes for our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

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

Employees

As of September 30, 2010, we had approximately 6,100 full-time employees in total, including approximately 750 in sales and marketing, approximately 1,450 in professional services, approximately 950 in research and development, approximately 550 in general and administrative and approximately 2,400 that provide transcription and editing services. Approximately 44 percent of our employees are based outside of the United States, the majority of whom provide transcription and editing services and are based in India. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and, for transactions which closed prior to October 1, 2009, the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired tradenames and acquired customer relationships based on their respective fair values. Intangible assets are generally amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2010, we had identified intangible assets of approximately $685.9 million, net of accumulated amortization, and goodwill of approximately $2.1 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Changes in the accounting method for business combinations may have an adverse impact on our reported or future financial results.

For the years ended September 30, 2009 and prior, in accordance with Statement of Financial Accounting Standard (“SFAS”) 141 “Business Combinations,” (“SFAS 141”), all direct acquisition-related costs, such as investment banker’s, attorney’s and accountant’s fees, as well as contingent consideration to the seller, which was recorded when it was beyond a reasonable doubt that the amount was payable, were capitalized as part of the purchase price.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations,” now referred to as FASB Accounting Standards Codification 805 (“ASC 805”), which requires an acquirer to do the following: expense acquisition-related costs as incurred; reflect such payments as a reduction of cash flow from operations; record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement and cash flow from operations. ASC 805 applies to business combinations for which the acquisition date is on or after October 1, 2009 and could have a material impact on our results of operations and our financial position due to our acquisition strategy.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of September 30, 2010, we had a total of $895.1 million of gross debt outstanding, including $643.6 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of September 30, 2010, there were $21.2 million of letters of credit issued under the revolving credit line but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

•	require us to use a large portion of our cash flow to pay principal and interest on debt, including the convertible debentures and the credit facility, which will reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development expenditures and other business activities;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants related to our debt, our ability to borrow additional funds, dispose of assets or pay cash dividends.

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

We reported net losses of $19.1 million, $19.4 million and $37.0 million for the fiscal years 2010, 2009 and 2008, respectively. If we are unable to achieve and maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

Voice and language technologies may not achieve widespread acceptance, which could limit our ability to grow our voice and language business.

We have invested and expect to continue to invest heavily in the acquisition, development and marketing of voice and language technologies. The market for voice and language technologies is relatively new and rapidly evolving. Our ability to increase revenue in the future depends in large measure on the acceptance of these technologies in general and our products in particular. The continued development of the market for our current and future voice and language solutions will also depend on:

•	consumer and business demand for speech-enabled applications;

•	development by third-party vendors of applications using voice and language technologies; and

•	continuous improvement in voice and language technology.

Sales of our voice and language products would be harmed if the market for these technologies does not continue to develop or develops slower than we expect, and, consequently, our business could be harmed and we may not recover the costs associated with our investment in these technologies.

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully.

There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Within voice and language, we compete with AT&T, Microsoft, Google, and other smaller providers. Within healthcare, we compete with Medquist and other smaller providers. Within imaging, we compete with ABBYY, Adobe, I.R.I.S. and NewSoft. In voice and language, some of our partners such as Avaya, Cisco, Edify, Genesys and Nortel develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in voice, language and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

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

Some of our customers, such as Microsoft and Google, have developed or acquired products or technologies that compete with our products and technologies. These customers may give higher priority to the sale of these competitive products or technologies. To the extent they do so, market acceptance and penetration of our products, and therefore our revenue, may be adversely affected. Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, or if we are unable to realize synergies among our acquired products and technologies, our business will suffer.

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

Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations could increase in the future. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States and we have a large number of employees in India that provide transcription services. A significant portion of the development and manufacturing of our voice and language products is conducted in Belgium and Canada, and a significant portion of our imaging research and development is conducted in Hungary. We also have significant research and development resources in Aachen, Germany, and Vienna, Austria. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenue and costs projected to increase, we are exposed to changes in foreign currencies including the Euro, British Pound, Canadian Dollar, Japanese Yen, Indian Rupee and the Hungarian Forint. Changes in the value of the Euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.

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

We have significant intangible assets, including goodwill and intangibles with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are patents and core technology, completed technology, customer relationships and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of identifiable intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	changes in our organization or management reporting structure that could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit; and

•	a decline in our market capitalization below net book value.

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

As of September 30, 2010, Warburg Pincus, a global private equity firm, beneficially owned approximately 24% of our outstanding common stock, including warrants exercisable for up to 7,562,422 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.

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

Our corporate headquarters and administrative, sales, marketing, research and development and customer support functions occupy approximately 201,000 square feet of space that we lease in Burlington, Massachusetts. We also lease additional properties in the United States and a number of foreign countries. The following table summarizes our significant properties as of September 30, 2010:

Location	Sq. Ft.	Lease Term	Primary Use
	(approx.)

Burlington, Massachusetts	201,000	March 2018	Corporate headquarters and administrative, sales, marketing, research and development and customer support functions.
Redwood City, California(1)	141,000	July 2012	Twelve percent of this facility is unoccupied, the remainder has been sublet to third party tenants.
Melbourne, Florida	130,000	Owned	Administrative, sales, marketing, customer support and order fulfillment functions.
Montreal, Quebec	74,000	December 2016	Administrative, sales, marketing, research and development, professional services, customer support functions.
Sunnyvale, California	71,000	September 2013	Administrative, research and development, sales, marketing and customer support functions.
Seattle Washington	46,000	January 2021	Administrative, research and development, sales, marketing and customer support functions.
Mahwah, New Jersey	38,000	June 2015	Professional services and sales functions.
New York, New York(2)	34,000	February 2016	Subleased to third-party tenants.
Merelbeke, Belgium	25,000	March 2017	Administrative, sales, marketing, research and development and customer support functions.
Budapest, Hungary	21,000	December 2012	Administrative and research and development.
Aachen, Germany	22,000	March 2016	Research and development and sales functions.

(1)	The lease for this property was assumed as part of our acquisition in September 2005 of Nuance Communications, Inc, which we refer to as Former Nuance.

(2)	The lease for this property was assumed as part of our acquisition of SpeechWorks.

In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the United States and internationally. As of September 30, 2010, we were productively utilizing substantially all of the space in our facilities, except for space identified above as unoccupied, or that has been subleased to third parties.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “NUAN”. The following table sets forth, for our fiscal quarters indicated, the high and low sales prices of our common stock, in each case as reported on the NASDAQ Global Select Market.

	Low	High

Fiscal 2009:
First quarter	$6.18	$14.28
Second quarter	7.58	11.29
Third quarter	10.50	14.61
Fourth quarter	10.90	15.04
Fiscal 2010:
First quarter	$13.11	$16.31
Second quarter	14.12	17.41
Third quarter	14.85	18.55
Fourth quarter	14.45	17.68

Holders

As of October 31, 2010, there were 856 stockholders of record of our common stock.

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

The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (as adjusted for the retrospective application of FASB ASC 470-20 in 2009, 2008 and 2007).

	Fiscal Year Ended September 30,
	2010	2009	2008	2007	2006

Operations:
Total revenues	$1,118.9	$950.4	$868.5	$602.0	$388.5
Gross profit	709.6	590.8	552.8	404.1	267.5
Income from operations	32.9	57.6	32.6	39.0	8.4
Provision for income taxes	18.0	40.4	14.6	22.5	15.1
Net loss	$(19.1)	$(19.4)	$(37.0)	$(14.9)	$(22.9)
Basic and Diluted Earnings Per Share Data:
Net loss	$(0.07)	$(0.08)	$(0.18)	$(0.08)	$(0.14)
Weighted average common shares outstanding:
Basic and diluted	287.4	253.6	209.8	176.4	163.9
Financial Position:
Cash, cash equivalents and short and long-term marketable securities	$550.0	$527.0	$261.6	$187.0	$112.3
Total assets	3,769.7	3,499.5	2,846.0	2,172.6	1,235.1
Long-term debt, net of current portion	851.0	848.9	847.3	846.1	350.0
Total stockholders’ equity	2,297.2	2,043.0	1,471.7	931.9	576.6
Selected Data and Ratios:
Working capital	$459.2	$376.6	$133.5	$164.9	$51.3
Depreciation of property and equipment	21.6	18.7	16.4	12.1	8.4
Amortization of intangible assets	135.6	115.4	82.6	37.7	30.1
Gross margin percentage	63.4%	62.2%	63.7%	67.1%	68.8%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

•	our future revenue, cost of revenue, research and development expenses, selling, general and administrative expenses, amortization of intangible assets and gross margin;

•	our strategy relating to our core markets;

•	the potential of future product releases;

•	our product development plans and investments in research and development;

•	future acquisitions, and anticipated benefits from acquisitions;

•	international operations and localized versions of our products; and

•	legal proceedings and litigation matters.

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

Overview

Nuance Communications, Inc. is a leading provider of voice and language solutions for businesses and consumers around the world. Our technologies, applications and services make the user experience more compelling by transforming the way people interact with devices and systems. Our solutions are used every day by millions of people and thousands of businesses for tasks and services such as requesting information from a phone-based self-service solution, dictating medical records, searching the mobile Web by voice, entering a destination into a navigation system, or working with PDF documents. Our solutions help make these interactions, tasks and experiences more productive, compelling and efficient.

Our technologies address our four core markets:

•	Healthcare. We provide comprehensive dictation and transcription solutions and services that automate the input and management of medical information. Our hosted and on-premise solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription features, and allow us to deliver scalable, highly productive medical transcription solutions. Our solutions also enable us to accelerate future innovation to transform the way healthcare providers document patient care, through improved interface with electronic medical records and extraction of clinical information to support the billing and insurance reimbursement processes. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription.

•	Mobile and Consumer. Our portfolio of mobile and consumer solutions and services includes an integrated suite of voice control and text-to-speech solutions, dictation applications, predictive text technologies, mobile messaging services and emerging services such as dictation, Web search and voicemail-to-text. Our suite of Dragon general purpose desktop and portable computer dictation applications increases productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. In particular, we have focused in recent quarters on integrating our Dragon technology and brand initiatives across mobile and consumer markets.

•	Enterprise. We deliver a portfolio of customer service business intelligence and authentication solutions that are designed to help companies better support, understand and communicate with their customers. Our hosted and on-premise solutions include the use of technologies such as speech recognition, natural language understanding, text-to-speech, biometric voice recognition and analytics to automate caller identification and authorization, call steering, completion of tasks such as updates, purchases and information retrieval, and automated outbound notifications. In addition, we offer solutions that can meet customer care needs through direct interaction with thin-client applications on cell phones, enabling customers to very quickly retrieve relevant information. Our solutions improve the customer experience, increase the use of self-service and enable new revenue opportunities.

•	Imaging. Our imaging solutions offer comprehensive PDF applications designed specifically for business users, optical character recognition technology to deliver highly accurate document and PDF conversion, and applications that combine PDF creation with network scanning to quickly enable distribution of documents to users’ desktops or to enterprise applications, as well as software development toolkits for independent software vendors.

We leverage our global professional services organization and our extensive network of partners to design and deploy innovative solutions for businesses and organizations around the globe. We market and sell our products directly through a dedicated sales force and through our e-commerce website, and also through a global network of resellers, including system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors.

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

We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to broaden these assets and expand our customer base through acquisitions. In evaluating the financial condition and operating performance of our business, management focuses on revenue, earnings, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the fiscal year ended September 30, 2010, as compared to the fiscal year ended September 30, 2009, is as follows:

•	Total revenue increased by $168.5 million to $1,118.9 million;

•	Net loss decreased by $0.3 million to $19.1 million;

•	Gross margins increased by 1.2 percentage points to 63.4%;

•	Operating margins declined by 3.2 percentage points to 2.9%; and

•	Cash provided by operating activities for the year ended September 30, 2010 was $296.3 million, an increase of $37.6 million from the same period in the prior fiscal year.

Strategy

In fiscal 2011, we will continue to focus on growth by providing market-leading, value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. We will also continue to focus on expense discipline and acquisition synergies to improve gross margins and operating margins. We intend to pursue growth through the following key elements of our strategy:

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

•	Expand Global Presence. We intend to further expand our international resources to better serve our global customers and partners and to leverage opportunities in emerging markets such as Asia and Latin America. We continue to add regional executives and sales employees in different geographic regions to better address demand for voice and language based solutions and services.

•	Pursue Strategic Acquisitions and Partnerships. We have selectively pursued strategic acquisitions to expand our technology, solutions and resources to complement our organic growth. We have also formed key partnerships with other important companies in our markets of interest, and intend to continue to do so in the future where it will enhance the value of our business. We have proven experience in integrating businesses and technologies and in delivering enhanced value to our customers, partners, employees and shareholders. We intend to continue to pursue acquisitions that enhance our solutions, serve specific vertical markets and strengthen our technology portfolio.

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for fiscal 2010, 2009 and 2008 (as adjusted for the retrospective application of FASB ASC 470-20 in 2009 and 2008).

	2010	2009	2008

Revenues:
Product and licensing	42.3%	39.3%	47.7%
Professional services and hosting	41.4	43.3	35.2
Maintenance and support	16.3	17.4	17.1

Total revenues	100.0	100.0	100.0

Cost of revenues:
Cost of product and licensing	4.4	3.9	5.3
Cost of professional services and hosting	25.1	26.8	24.6
Cost of maintenance and support	2.8	3.1	3.6
Cost of revenue from amortization of intangible assets	4.3	4.0	2.8

Gross margin	63.4	62.2	63.7

Operating expenses:
Research and development	13.6	12.3	13.0
Sales and marketing	23.8	22.9	26.2
General and administrative	10.9	10.6	11.3
Amortization of intangible assets	7.9	8.1	6.8
In-process research and development	—	—	0.3
Acquisition-related costs, net	2.7	1.7	1.5
Restructuring and other charges (credits), net	1.6	0.5	0.8

Total operating expenses	60.5	56.1	59.9

Income from operations	2.9	6.1	3.8
Other income (expense), net	(3.0)	(3.8)	(6.4)

Income (loss) before income taxes	(0.1)	2.3	(2.6)
Provision for income taxes	1.6	4.3	1.7

Net loss	(1.7)%	(2.0)%	(4.3)%

Total Revenues

The following tables show total revenues from our four core market groups and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

Healthcare	$444.6	$369.4	$289.3	20.4%	27.7%
Mobile and Consumer	297.3	209.1	243.6	42.2%	(14.2)%
Enterprise	293.9	302.2	255.7	(2.7)%	18.2%
Imaging	83.1	69.7	79.9	19.2%	(12.8)%

Total Revenues	$1,118.9	$950.4	$868.5	17.7%	9.4%

United States	$802.0	$706.9	$669.3	13.5%	5.6%
International	316.9	243.5	199.2	30.1%	22.2%

Total revenues	$1,118.9	$950.4	$868.5	17.7%	9.4%

Fiscal 2010 Compared to Fiscal 2009

The increase in total revenue for fiscal 2010, as compared to fiscal 2009, was driven by a combination of organic growth and contributions from acquisitions. The Healthcare revenue increase is primarily made up of organic growth in sales of our Dragon Medical products, on-demand solutions as well as SpeechMagic solutions. Mobile and Consumer revenue increased primarily driven by the growth in sales of our predictive text solutions, automotive solutions, connected mobile services and our fourth quarter launch of Dragon Naturally Speaking 11. Enterprise revenue decreased as the trend toward customer preference for on-demand solutions continues which impacts the timing of revenue recognition. Imaging revenue increased primarily as a result of contributions from our acquisitions of eCopy, Inc. and X-Solutions Group B.V. and growth in our core imaging solutions.

Based on the location of our customers, the geographic split for fiscal 2010 was 72% of total revenue in the United States and 28% internationally, as compared to 74% of total revenue in the United States and 26% internationally for the same period last year. The increase in the proportion of revenue generated internationally during fiscal 2010 as compared to fiscal 2009 was primarily due to contributions from our acquisition of SpinVox in fiscal 2010, as well as the increase in revenue contributions from our predictive text products and SpeechMagic solutions, which are sold predominantly outside the United States.

Fiscal 2009 Compared to Fiscal 2008

The increase in total revenue for fiscal 2009, as compared to fiscal 2008, was driven by a combination of organic growth and contributions from acquisitions. Healthcare revenue increased primarily driven by contributions from our acquisitions of eScription and PSRS, and organic growth of our on-demand solution. Enterprise revenue increased primarily driven by contributions from our acquisition of SNAPin, as well as growth in our hosted, on-demand solutions. Mobile and Consumer revenue decreased primarily due to a general decline in consumer spending due to economic conditions resulting in a decline in sales of our automotive solutions and Dragon Naturally Speaking consumer products. Imaging revenue decreased primarily due to a decline in Windows-based software sales and a general decline in corporate spending due to economic conditions.

Based on the location of our customers, the geographic split for fiscal 2009 was 74% of total revenue in the United States and 26% internationally, as compared to 77% of total revenue in the United States and 23% internationally for fiscal 2008. The increase in the proportion of revenue generated internationally was primarily due to contributions from our acquisition of PSRS near the end of fiscal 2008.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

Product and licensing revenue	$473.5	$373.4	$414.4	26.8%	(9.9)%

As a percentage of total revenues	42.3%	39.3%	47.7%

Fiscal 2010 Compared to Fiscal 2009

The increase in product and licensing revenue for fiscal 2010, as compared to fiscal 2009, consisted of a $57.8 million increase in Mobile and Consumer revenue primarily driven by the growth in sales of our predictive text products, automotive solutions as well as our fourth quarter launch of Dragon Naturally Speaking 11. Healthcare revenue increased $37.7 million primarily driven by increased sales of our Dragon Medical products and SpeechMagic solutions. Imaging revenue increased $9.9 million primarily as a result of our acquisitions of eCopy and X-Solutions in fiscal 2009. Enterprise revenue decreased $5.4 million primarily due to the continued migration of customers to our on-demand solutions. The growth in our product and licensing revenue streams outpaced the relative growth of our other revenue types, resulting in the 3.0 percentage point increase as a percent of total revenue.

Fiscal 2009 Compared to Fiscal 2008

The decrease in product and licensing revenue for fiscal 2009, as compared to fiscal 2008, consisted of a $40.9 million decrease in Mobile and Consumer revenue primarily due to a general decline in consumer spending due to economic conditions resulting in a decline in sales of our automotive solutions together with an $11.3 million decrease in Imaging revenue primarily due to a decline in Windows-based software sales and a general decline in corporate spending due to economic conditions. Healthcare product and licensing revenue increased $10.4 million driven primarily by our acquisition of PSRS in September 2008. As a percentage of total revenue, product and licensing revenue decreased 8.4 percentage points primarily due to changes in revenue mix attributable to the accelerated growth in professional services and hosting revenue relative to product and licensing revenue.

Professional Services and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for speech customers. Hosting revenue primarily relates to delivering hosted transcription and dictation services over a specified term, as well as self-service, on-demand offerings to carriers and enterprises. The following table shows professional services and hosting revenue, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

Professional services and hosting revenue	$463.5	$411.4	$305.5	12.7%	34.7%

As a percentage of total revenues	41.4%	43.3%	35.2%

Fiscal 2010 Compared to Fiscal 2009

The increase in professional services and hosting revenue for fiscal 2010, as compared to fiscal 2009, consisted of a $31.8 million increase in Healthcare revenue resulting largely from the growth of our on-demand solutions. In the fourth quarter of fiscal 2010, the annualized line run-rate in our healthcare on-demand business was approximately 3.334 billion lines per year, up 14% from 2.917 billion lines per year during the fourth quarter of fiscal 2009. The annualized line run-rate is determined by the number of lines actually billed in a given quarter, multiplied by four. Mobile and Consumer revenue increased $28.5 million primarily due to contributions from our connected mobile services. Additionally, Enterprise professional and hosting revenue decreased $9.4 million. Our backlog hours in enterprise professional services were 328,000 hours as of September 30, 2010, compared to 248,000 hours as of September 30, 2009. Enterprise professional services backlog hours reflect the accumulated estimated hours necessary to fulfill all of our existing, executed professional services contracts within the enterprise business, including those that are cancelable by customers, based on the original estimate of hours sold. As a percentage of total revenue, professional services and hosting revenue decreased 1.9 percentage points as compared to the corresponding period in the prior year, primarily due to the strong growth in the product and licensing revenue relative to professional services and hosting revenue.

Fiscal 2009 Compared to Fiscal 2008

The increase in professional services and hosting revenue for fiscal 2009, as compared to fiscal 2008, consisted of a $62.2 million increase in Healthcare revenue primarily as a result of our acquisition of eScription as well as organic growth of our on-demand solutions. Additionally, Enterprise revenue increased $41.4 million primarily due to contributions from our acquisition of SNAPin, and growth in our hosted, on-demand solutions. The organic growth together with the acquired revenue streams outpaced the relative growth of our other revenue types, resulting in an 8.1 percentage point increase in professional services and hosting revenue as a percentage of total revenue.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

Maintenance and support revenue	$181.9	$165.6	$148.6	9.8%	11.4%

As a percentage of total revenues	16.3%	17.4%	17.1%

Fiscal 2010 Compared to Fiscal 2009

The increase in maintenance and support revenue for fiscal 2010, as compared to fiscal 2009, consisted primarily of a $6.5 million increase in Enterprise revenue, driven by continued organic growth, a $5.6 million increase in Healthcare revenue as a result of the expansion of our current installed base and a $2.3 million increase in Imaging revenue primarily due to contributions from growth in sales of our core imaging products and our acquisition of X-Solutions.

Fiscal 2009 Compared to Fiscal 2008

The increase in maintenance and support revenue for fiscal 2009, as compared to fiscal 2008, consisted primarily of a $7.7 million increase related to the expansion of our current installed base of Healthcare solutions, and a $4.2 million increase in Enterprise and a $4.0 million increase in Mobile and Consumer maintenance and support revenue, driven by organic growth.

COSTS AND EXPENSES

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

Cost of product and licensing revenue	$49.6	$37.3	$45.7	33.0%	(18.4)%

As a percentage of product and licensing revenue	10.5%	10.0%	11.0%

Fiscal 2010 Compared to Fiscal 2009

The increase in cost of product and licensing revenue for fiscal 2010, as compared to fiscal 2009, was primarily due to a $3.1 million increase in Mobile and Consumer costs related to our predictive text, automotive solutions and our fourth quarter launch of Dragon Naturally Speaking 11, as well a $4.6 million increase in Healthcare costs related to increased sales of Dragon Medical and increased costs in our transcription business. The cost of product and licensing revenue also increased as a result of a $2.3 million increase in Imaging costs related to our eCopy acquisition and a $2.4 million increase in Enterprise costs. Gross margin relative to our product and licensing revenue remained relatively constant during the period.

Fiscal 2009 Compared to Fiscal 2008

The decrease in cost of product and licensing revenue for fiscal 2009, as compared to fiscal 2008, was primarily due to a $4.6 million decrease in Healthcare costs, a $2.7 million decrease in Imaging costs due to a decline in Windows-based software sales, and a $1.6 million decrease in Mobile and Consumer costs as a result of a general decline in consumer spending and a decline in sales of our automotive solutions. The cost of product and licensing revenue decreased as a percentage of revenue due to a change in the revenue mix towards products with higher margins.

Cost of Professional Services and Hosting Revenue

Cost of professional services and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead, as well as the hardware and communications fees that support our hosted, on-demand solutions. The following table shows cost of professional services and hosting revenue, in dollars and as a percentage of professional services and hosting revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

Cost of professional services and hosting revenue	$280.7	$254.8	$214.0	10.6%	19.1%

As a percentage of professional services and hosting revenue	60.6%	61.9%	70.0%

Fiscal 2010 Compared to Fiscal 2009

The increase in cost of professional services and hosting revenue for fiscal 2010, as compared to fiscal 2009, was primarily due to a $35.9 million increase in Mobile and Consumer costs driven by growth in our connected mobile services, a $1.5 million increase in Healthcare and a $1.4 million increase in Imaging costs driven by our eCopy acquisition. These increases are partially offset by a $12.8 million decrease in Enterprise costs. Gross margin relative to our professional services and hosting revenue increased 1.3 percentage points primarily due to growth in our higher margin healthcare on-demand business and improved professional services utilization rates.

Fiscal 2009 Compared to Fiscal 2008

The increase in cost of professional services and hosting revenue for fiscal 2009, as compared to fiscal 2008, was primarily due to a $24.7 million increase in Enterprise costs as a result of our acquisition of SNAPin and growth in our on-demand solutions. Additional drivers include a $13.8 million increase in Healthcare costs related to our eScription and PSRS acquisitions and a $2.2 million increase in Mobile and Consumer costs. Gross margin relative to our professional services and hosting revenue increased 8.1 percentage points as a result of growth in our higher margin hosted, on-demand business.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

Cost of maintenance and support revenue	$31.3	$29.1	$31.5	7.6%	(7.6)%

As a percentage of maintenance and support revenue	17.2%	17.6%	21.2%

Fiscal 2010 Compared to Fiscal 2009

The increase in cost of maintenance and support revenue for fiscal 2010, as compared to fiscal 2009, was primarily due to a $1.8 million increase in Imaging costs as a result of our eCopy and X-solutions acquisitions and a $0.4 million increase in Mobile and Consumer costs. Gross margin relative to our maintenance and support revenue remained relatively constant during the period.

Fiscal 2009 Compared to Fiscal 2008

The decrease in cost of maintenance and support revenue for fiscal 2009, as compared to fiscal 2008, was primarily due to a $2.6 million decrease in Healthcare costs as a result of effective cost containment actions. As a percentage of revenue, cost of maintenance and support revenue decreased due to effective cost controls in our core business and changes in the overall revenue mix.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

Research and development expense	$152.1	$116.8	$112.8	30.2%	3.5%

As a percentage of total revenues	13.6%	12.3%	13.0%

Fiscal 2010 Compared to Fiscal 2009

The increase in research and development expense for fiscal 2010, as compared to fiscal 2009, primarily consisted of a $16.7 million increase in services from a third party related to the research collaboration agreements discussed in Note 2 to the audited consolidated financial statements, a $16.5 million increase in compensation and temporary employee expenses attributable to the additional headcount and other resources from our acquisitions during the period, and a $2.9 million increase in infrastructure investment to support ongoing research and development projects. To date, we have not capitalized any software development costs.

Fiscal 2009 Compared to Fiscal 2008

The increase in research and development expense for fiscal 2009, as compared to fiscal 2008, primarily consisted of a $10.8 million increase in infrastructure investment to support ongoing research and development projects, which was partially offset by a $6.4 million decrease in compensation expense primarily driven by decrease in stock-based compensation expense.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

Sales and marketing expense	$266.2	$217.8	$227.7	22.2%	(4.3)%

As a percentage of total revenues	23.8%	22.9%	26.2%

Fiscal 2010 Compared to Fiscal 2009

The increase in sales and marketing expenses for fiscal 2010, as compared to fiscal 2009, was primarily attributable to a $35.4 million increase in compensation, including an $11.1 million increase in stock based compensation expense driven primarily by the increase in grant values resulting from increase in our stock price, and other variable costs such as commissions and travel expenses. An $8.0 million increase in marketing program spending, including marketing communications and channel programs, related to new products launched during the fourth quarter of fiscal 2010. Sales and marketing expense as a percentage of total revenue increased by 0.9 percentage points, as a result of increased investment in sales and marketing programs to drive revenue growth.

Fiscal 2009 Compared to Fiscal 2008

The decrease in sales and marketing expenses for fiscal 2009, as compared to fiscal 2008, was primarily attributable to a $2.3 million decrease in compensation and other variable costs, such as commissions and travel expenses and a $4.0 million decrease in marketing program spending. Sales and marketing expense as a percentage of total revenue decreased by 3.3 percentage points, as a result of increased cost efficiencies of our sales and marketing expenditures.

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

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

General and administrative expense	$122.1	$100.5	$98.4	21.5%	5.9%

As a percentage of total revenues	10.9%	10.6%	11.3%

Fiscal 2010 Compared to Fiscal 2009

The increase in general and administrative expense for fiscal 2010, as compared to fiscal 2009, was primarily attributable to $16.9 million increase in compensation driven primarily by increase in stock-based compensation grant values resulting from the increase in our stock price, $2.3 million increase in other compensation expense and a $2.8 million increase in legal costs associated with on-going litigation and intellectual property maintenance. This increase is partially offset by a reduction of $3.0 million in temporary employees and professional services as a result of cost containment efforts and acquisition related synergies.

Fiscal 2009 Compared to Fiscal 2008

The increase in general and administrative expense for fiscal 2009, as compared to fiscal 2008, was primarily attributable to a $6.5 million increase in compensation associated with our acquisitions including increase in stock-based compensation as a result of increases in new grants during the year. This increase was partially offset by a decrease in bad debt expense of $2.4 million in fiscal 2009 compared to fiscal 2008 as a result of a significant receivable written off as bad debt expense in fiscal 2008.

Amortization of Intangible Assets

Amortization of acquired patents and core and completed technology are included in cost of revenue and the amortization of acquired customer and contractual relationships, non-compete agreements, acquired tradenames and trademarks, and other intangibles are included in operating expenses. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of the customer relationships are being realized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was recorded as follows (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

Cost of revenue	$47.8	$38.4	$24.4	24.5%	57.4%
Operating expense	87.8	77.0	58.2	14.0%	32.3%

Total amortization expense	$135.6	$115.4	$82.6	17.5%	39.7%

As a percentage of total revenues	12.1%	12.1%	9.5%

Fiscal 2010 Compared to Fiscal 2009

The increase in amortization of intangible assets for fiscal 2010, compared to fiscal 2009, was primarily attributable to the amortization of acquired customer relationship and core technology intangible assets from our acquisitions of eCopy in September 2009 and SpinVox in December 2009. Fiscal 2010 amortization expense also increased over fiscal 2009 due to our acquisition and licensing of certain technology from third-parties during fiscal 2009 and 2010.

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

Based on our balance of amortizable intangible assets as of September 30, 2010, and assuming no impairment or reduction in expected lives, we expect amortization of intangible assets for fiscal 2011 to be $135.3 million.

In-Process Research and Development

In fiscal 2008, we recorded in-process research and development charges of $2.6 million in connection with our acquisition of PSRS. We did not have any in-process research and development charges for any other acquisitions completed in fiscal 2010, 2009 or 2008.

Acquisition-Related Costs, Net

Acquisition-related costs include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third-parties; professional service fees, including direct third-party costs of the transaction and post-acquisition legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. Acquisition-related costs were recorded as follows (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

Transition and integration costs	$13.6	$4.7	$8.3	189.4%	(43.4)%
Professional service fees	17.1	15.0	5.0	14.0%	200.0%
Acquisition-related adjustments	(0.1)	(4.0)	—	(97.5)%	—

Total Acquisition-related costs, net	$30.6	$15.7	$13.3	94.9%	39.7%

As a percentage of total revenue	2.7%	1.7%	1.5%

Fiscal 2010 Compared to Fiscal 2009

The increase in acquisition-related costs, net for fiscal year 2010, as compared to fiscal 2009, was largely a result of our adoption of ASC 805, Business Combinations, on October 1, 2009, which requires that transaction costs related to acquisitions be expensed as incurred. We recognized approximately $9.4 million in transaction costs, included within professional service fees above, during fiscal 2010 that would have been included as part of the consideration transferred and capitalized in periods prior to our adoption of ASC 805. This includes $2.2 million that had been capitalized as of September 30, 2009 related to costs incurred in prior periods that was required to be expensed upon our adoption of ASC 805. The remainder of the increase was primarily attributable to an $8.9 million increase in transition and integration costs primarily driven by our acquisitions of eCopy and SpinVox.

Fiscal 2009 Compared to Fiscal 2008

The increase in acquisition-related costs, net for fiscal year 2009, as compared to fiscal 2008, was attributable to an increase in post acquisition legal fees associated with regulatory matters relating to a fiscal 2008 acquisition and the Phonetic earn-out arbitration. The increase was offset by a $3.4 million gain as a result of a final settlement of a pre-acquisition contingency after the measurement period had ended.

Restructuring and Other Charges (Credits), Net

The following table sets forth the activity relating to the restructuring accruals included in Restructuring and Other Charges (Credits), net, in fiscal 2010, 2009 and 2008 (dollars in millions):

	Personnel	Facilities
	Related	Costs	Other	Total

Balance at October 1, 2007	$0.3	$—	$—	$0.3
Restructuring and other charges (credits), net	4.2	1.4	1.4	7.0
Cash payments	(4.2)	(0.6)	—	(4.8)

Balance at September 30, 2008	0.3	0.8	1.4	2.5
Restructuring and other charges (credits), net	5.3	0.1	—	5.4
Cash payments	(5.0)	(0.6)	(1.4)	(7.0)

Balance at September 30, 2009	0.6	0.3	—	0.9
Restructuring and other charges (credits), net	9.6	0.2	8.9	18.7
Non-cash adjustments	—	—	(6.8)	(6.8)
Cash payments	(8.4)	(0.2)	(2.1)	(10.7)

Balance at September 30, 2010	$1.8	$0.3	$—	$2.1

For fiscal 2010, we recorded net restructuring and other charges of $18.7 million, which consisted primarily of $9.6 million related to the elimination of approximately 175 personnel across multiple functions within our company, including acquired entities, a $6.8 million write-off of previously capitalized patent defense costs as a result of unsuccessful litigation and $2.1 million of contract termination costs. Excluding the $6.8 million write-off of previously capitalized patent defense costs, restructuring charges increased for fiscal 2010, as compared to fiscal 2009, as a result of current year adoption of the business combinations guidance in ASC 805. Under the previous accounting guidance, restructuring costs related to certain post-acquisition activities to integrate acquired companies were generally recorded at the date of acquisition, while the guidance in ASC 805 generally requires that these costs be recorded to the acquiring company’s statement of operations as the activities are undertaken.

For fiscal 2009, we recorded restructuring and other charges of $5.4 million, composed primarily of $5.3 million related to the elimination of approximately 220 personnel across multiple functions within our company.

Other Income (Expense), Net

The following table shows other income (expense), net in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

Interest income	$1.2	$3.6	$8.0	(66.6)%	(55.0)%
Interest expense	(41.0)	(47.3)	(62.1)	13.3%	23.8%
Other income (expense), net	5.8	7.2	(1.0)	(19.4)%	820%

Total other income (expense), net	$(34.0)	$(36.5)	$(55.1)

As a percentage of total revenue	(3.0)%	(3.8)%	(6.3)%

Fiscal 2010 Compared to Fiscal 2009

The change in other income (expense), net for fiscal 2010, as compared to fiscal 2009, was primarily driven by changes in foreign exchange as a result of the U.S. dollar and British Pound strengthening against the Euro primarily in the first three quarters of fiscal 2010, offset by a one time gain taken in 2009 relating to the foreign currency contracts that were not designated as hedges in fiscal 2009. Interest income and interest expense were lower due to lower prevailing market rates.

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

Provision for Income Taxes

The following table shows the provision for income taxes and the effective income tax rate (dollars in thousands):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2010 vs	2009 vs
	2010	2009	2008	2009	2008

Income tax provision	$18.0	$40.4	$14.6	(55.4)%	176.7%

Effective income tax rate	(1,693.3)%	192.3%	(65.0)%

Fiscal 2010 Compared to Fiscal 2009

Our effective income tax rate was (1,693.3)% and 192.3% for fiscal 2010 and 2009, respectively. The decrease in the rate was due partially to the adoption of ASC 805, which no longer requires the release of the valuation allowance on acquired tax assets to be included as a component of goodwill. Under the new standard, such benefits are included in the statements of operations as a reduction to the provision for income taxes. Also contributing to the decrease was an $8.0 million tax provision recorded during fiscal 2009 upon our election to treat the eScription acquisition as an asset purchase, as well as a $3.2 million tax provision recorded during fiscal 2009 as a result of a Massachusetts state tax law enactment relating to the utilization of net operating losses. The decreases were partially offset by an increase in the fiscal 2010 foreign tax provision resulting from increased foreign profits in certain jurisdictions.

Fiscal 2009 Compared to Fiscal 2008

Our effective income tax rate was 192.3% and (65.0)% for fiscal 2009 and 2008, respectively. The increase in the rate was due primarily to the increase in our valuation allowance with respect to certain deferred tax assets. This was partially offset by an $8.0 million charge recorded in the first quarter of fiscal 2009 upon our election to treat the eScription acquisition as an asset purchase. This charge in fiscal 2009 represented the reversal of tax benefits associated with a Massachusetts state tax law enactment recorded in the fourth quarter of fiscal 2008 when the eScription acquisition was treated as a stock purchase.

Our tax provision also includes state and foreign tax expense, which is determined on either a legal entity or separate tax jurisdiction basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $516.6 million as of September 30, 2010, a decrease of $10.4 million as compared to $527.0 million as of September 30, 2009. Our working capital, which at September 30, 2010 included short-term marketable securities of $5.0 million, was $459.2 million compared to $376.6 million of working capital at September 30, 2009. In addition, we have $28.3 million of non-current marketable securities where we have invested excess cash balances at the end of fiscal 2010. As of September 30, 2010, our total accumulated deficit was $281.4 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents and marketable securities on-hand are sufficient to meet our operating needs for at least the next twelve months.

Cash provided by operating activities

Fiscal 2010 Compared to Fiscal 2009

Cash provided by operating activities for fiscal 2010 was $296.3 million, an increase of $37.6 million, or 15%, as compared to cash provided by operating activities of $258.7 million for fiscal 2009. The increase was primarily driven by the following factors:

•	An increase in cash resulting from a decrease in net loss, after excluding non-cash adjustment items, of approximately $45.1 million;

•	An increase in cash of $40.2 million from deferred revenue primarily attributable to billings of our eCopy imaging solutions;

•	A decrease in cash of $34.3 million from accounts receivable primarily attributable to improved collection efforts and continuous DSO improvements in 2009, while maintaining consistent receivables balances in 2010; and

•	A decrease in cash from accounts payable and accrued expenses of $23.6 million primarily attributable to the timing of cash payments under our normal operating cycles.

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

Cash used in investing activities

Fiscal 2010 compared to Fiscal 2009

Cash used in investing activities for fiscal 2010 was $315.6 million, an increase of $131.0 million, or 71%, as compared to cash used in investing activities of $184.6 million for fiscal 2009. The net increase was primarily driven by the following factors:

•	An increase in cash payments related to acquisitions of $104.6 million, primarily driven by the cash paid for the acquisition of SpinVox and other fiscal 2010 business acquisitions, the PSRS deferred acquisitions payments, and the Phonetic earn-out payment;

•	Cash payments of $33.5 million related to our purchase of marketable securities in fiscal 2010;

•	A decrease of $50.6 million in cash used for acquisitions of technology; and

•	The use of $22.1 million in restricted cash related to cash placed in an irrevocable standby letter of credit account for a fixed obligation in connection with our acquisition of SpinVox.

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

Cash provided by financing activities

Fiscal 2010 compared to Fiscal 2009

Cash provided by financing activities for fiscal 2010 was $9.9 million, a decrease of $179.5 million, or 95%, as compared to cash provided by financing activities of $189.4 million for fiscal 2009. The change was primarily driven by the following factors:

•	A decrease of $183.2 million in cash proceeds from the sale of our common stock. During fiscal 2009, we sold 17.4 million shares of our common stock, together with warrants to purchase an additional 3.9 million shares of our common stock, for net proceeds of $175.1 million;

•	An increase of $11.0 million in cash payments to net share settle employee equity awards, due to an increase in the number of shares vested and an increase in the intrinsic value of the shares vested as a result of the overall increase in our stock price in fiscal 2010 as compared to fiscal 2009; and

•	An increase of $9.7 million in cash proceeds from the issuance of common stock upon exercise of employee stock options and pursuant to our employee stock purchase plan.

Fiscal 2009 compared to Fiscal 2008

Cash provided by financing activities for fiscal 2009 was $189.4 million, a decrease of $137.7 million, or 42%, as compared to cash provided by financing activities of $327.1 million for fiscal 2008. The change was primarily driven by the following factors:

•	a decrease of $135.0 million in cash proceeds from the sale of our common stock. During fiscal 2009, we sold 17.4 million shares of our common stock together with warrants to purchase 3.9 million shares of our common stock, for net proceeds of $175.1 million as compared to a sale of 19.2 million shares of our common stock together with warrants to purchase 3.7 million shares of our common stock, for net proceeds of $330.6 million during fiscal 2008;

•	a decrease of $6.6 million in cash payments to net share settle employee equity awards, due to a decrease in the intrinsic value of the shares vested as a result of the overall decrease in our stock price in fiscal 2009 as compared to fiscal 2008; and

•	a decrease of $8.3 million in cash proceeds from the issuance of common stock upon exercise of employee stock options and pursuant to our employee stock purchase plan, due to a decrease in the number of options exercised during fiscal 2009 as compared to fiscal 2008.

Credit Facilities and Debt

2.75% Convertible Debentures

We have $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) that were issued on August 13, 2007 in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. As of September 30, 2010 and 2009, the ending unamortized discount was $36.3 million and $44.9 million, respectively, and the ending unamortized deferred debt issuance costs were $0.4 million and $0.5 million, respectively. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined therein) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2010, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Credit Facility

We have a credit facility which consists of a $75 million revolving credit line, including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of September 30, 2010, $643.6 million remained outstanding under the term loans, there were $21.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2010, we were in compliance with the covenants under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on our leverage ratio. The applicable margin for revolving loan borrowings under the Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon our leverage ratio. As of September 30, 2010, our applicable margin for the term loan was 1.00% for base rate borrowings and 1.75% for LIBOR-based borrowings. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2010, the commitment fee rate was 0.375% and the effective interest rate was 2.02%.

We capitalized debt issuance costs related to the Credit Facility and are amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of September 30, 2010 and 2009, the ending unamortized deferred financing fees were $5.8 million and $7.7 million, respectively, and are included in other assets in the accompanying consolidated balance sheet.

The Credit Facility is subject to repayment in four equal quarterly installments of 1% per annum ($6.7 million per year, not including interest, which is also payable quarterly), and an annual excess cash flow sweep, as defined in the Credit Facility, which is payable beginning in the first quarter of each fiscal year, beginning in fiscal 2008, based on the excess cash flow generated in the previous fiscal year. We have not generated excess cash flow in either fiscal 2009 or 2010 and thus no payments have been required. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (in thousands):

Year Ending September 30,	Amount

2011	$6,700
2012	6,700
2013	630,163

Total	$643,563

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

We believe that cash flows from future operations in addition to cash and cash equivalents and marketable securities on-hand will be sufficient to meet our working capital, investing, financing and contractual obligations and the contingent payments for acquisitions, if any are realized, as they become due for at least the next twelve months. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenue, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on terms that may be less favorable.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

The following table outlines our contractual payment obligations as of September 30, 2010 (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
			2012	2014
Contractual Obligations	Total	2011	and 2013	and 2015	Thereafter

Credit Facility(2)	$643.6	$6.7	$636.9	$—	$—
2.75% Convertible Senior Debentures(1)	250.0	—	—	250.0	—
Interest payable under Credit Facility(2)	32.1	12.9	19.2	—	—
Interest payable under 2.75% Convertible Senior Debentures(3)	27.6	6.9	13.8	6.9	—
Letter of Credit(4)	24.5	24.5	—	—	—
Lease obligations and other liabilities:
Operating leases	119.6	21.0	36.8	28.8	33.0
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions(5)	6.0	3.1	2.9	—	—
Pension, minimum funding requirement(6)	5.5	1.4	2.7	1.4	—
Collaboration agreements(7)	65.2	20.9	41.8	2.5	—
Other long-term liabilities assumed(8)	34.2	13.9	14.6	4.7	1.0

Total contractual cash obligations	$1,208.3	$111.3	$768.7	$294.3	$34.0

(1)	Holders of the 2.75% Senior Convertible Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly under the Credit Facility, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate as of September 30, 2010 related to the Credit Facility excluding the effect of our interest rate swaps.

(3)	Interest is due and payable semi-annually under the 2.75% convertible senior debentures.

(4)	We have placed EUR 18.0 million ($24.5 million based on the September 30, 2010 exchange rates) in an irrevocable standby letter of credit account for payment of a fixed obligation assumed in connection with our acquisition of SpinVox.

(5)	Obligations include contractual lease commitments related to facilities that were part of restructuring plans entered into in fiscal 2005, 2008 and 2009. As of September 30, 2010, total gross lease obligations are $2.2 million and are included in the contractual obligations herein. This includes $3.8 million in contractual lease commitments associated with the implemented plans to eliminate duplicate facilities in conjunction with our acquisitions. As of September 30, 2010, we have subleased certain of the facilities to unrelated third parties with total sublease income of $2.2 million through fiscal 2013.

6)	Our U.K. pension plan has a minimum funding requirement of £859,900 ($1.4 million based on the exchange rate at September 30, 2010) for each of the next 4 years, through fiscal 2014.

(7)	Payments under the research collaboration agreements are payable in cash or common stock at our option.

(8)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessor companies prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs related to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $34.2 million. As of September 30, 2010, we have sub-leased certain of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $11.6 million, which ranges from $1.3 million to $3.2 million on an annualized basis through 2016.

As a result of our adoption of ASC 740-10 (formerly referred to as FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109) on October 1, 2007, our gross liability for unrecognized tax benefits was approximately $2.5 million. The gross liability as of September 30, 2010 was $12.8 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

Contingent Liabilities and Commitments

In connection with certain of our acquisitions, we have agreed to make contingent cash payments to the former shareholders of certain of the acquired companies. The following represents the contingent cash payments that we may be required to make.

In connection with our acquisition of SNAPin Software, Inc. (“SNAPin”), we agreed to make a contingent earn-out payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. In April 2010, the Company and the former shareholders of SNAPin agreed on a final earn-out payment of $21.2 million and we issued 593,676 shares of our common stock, valued at $10.2 million, as our first payment under the earn-out agreement. The remaining balance is payable in cash or stock, solely at our option, on or before October 1, 2011 and is included in long-term liabilities as of September 30, 2010.

In connection with our acquisition of Multi-Vision Communications, Inc. (“Multi-Vision”), we agreed to make contingent earn-out payments of up to $15.0 million, payable in stock, or cash, solely at our discretion, relating to earn-out provisions described in the share purchase agreement. We have notified the former shareholders of Multi-Vision that the performance targets were not achieved. Through September 30, 2010, we have not recorded any obligation or related compensation expense relative to these measures.

In connection with our acquisition of Vocada, Inc. (“Vocada”), we agreed to make contingent earn-out payments of up to $21.0 million, payable in stock, or cash, solely at our discretion, upon the achievement of certain financial targets measured over defined periods through December 31, 2010. Earn-out payments, if any, will be recorded as incremental purchase price and allocated to goodwill. We have notified the former shareholders of Vocada that the financial targets for certain periods were not achieved and they have requested additional information regarding this determination. We are currently in discussions with the former shareholders of Vocada regarding this matter. Through September 30, 2010, we have not recorded any earn-out obligation relative to the Vocada acquisition.

In connection with the acquisition of Commissure, Inc. (“Commissure”), we agreed to make contingent earn-out payments of up to $8.0 million, payable in stock, or cash, solely at our discretion, upon the achievement of certain financial targets for the fiscal years 2008, 2009 and 2010. Earn-out payments, if any, will be recorded as incremental purchase price and allocated to goodwill. We have notified the former shareholders of Commissure that the financial targets for the fiscal years 2008 and 2009 were not achieved and the related contingent earn-out payment was not earned. Through September 30, 2010, we have not recorded any earn-out obligation relative to the Commissure acquisition

Financial Instruments

We use financial instruments to manage our interest rate and foreign exchange risk. We follow Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, now referred to as Financial Accounting Standards Board Accounting Standards Codification 815 (“ASC 815”), for certain designated forward contracts and interest rate swaps.

To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of September 30, 2010, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% and 2.1%, plus the applicable margin for the Credit Facility, and they expire in October 2010 and November 2010, respectively. As of September 30, 2010, and 2009, the aggregate cumulative unrealized gains (losses) related to these swaps, and a previous swap that matured on March 31, 2009, were $3.5 million and $(4.0) million, respectively and were included in accumulated other comprehensive income in the accompanying balance sheets.

During fiscal 2009 and 2010, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars which are designated as cash flow hedges. At September 30, 2010 the unsettled contracts had an aggregate remaining notional value of CAD$13.7 million ($13.3 million based on the September 30, 2010 exchange rate). These contracts settle monthly through October 2011. As of September 30, 2010, the aggregate cumulative unrealized gains related to these contracts were immaterial.

During fiscal 2010, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Hungarian Forints (“HUF”) which are designated as cash flow hedges. At September 30, 2010, the unsettled contracts had an aggregate remaining notional value of HUF 1,017.0 million ($5.0 million based on the September 30, 2010 exchange rate). These contracts settle monthly through October 2011. As of September 30, 2010, the aggregate cumulative unrealized gains related to these contracts were immaterial.

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

During fiscal 2010, we entered into a foreign currency forward contract to offset foreign currency exposure on a fixed obligation assumed in connection with our acquisition of SpinVox. The notional value of the contract is Euro 18.0 million. The contract matures in December 2010.

From time to time we will enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to the third party, or from the third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as non-operating income (expense) with other income (expense), net. During the year ended September 30, 2010, we received cash payments totaling $7.3 million to settle agreements that closed during the year.

Pension Plans

We assumed the assets and obligations related to certain defined benefit pension plans in connection with our acquisition of Dictaphone, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. These two pension plans are closed to new participants. These plans require periodic cash contributions. The Canadian plan is fully funded and expected to remain fully funded during fiscal 2011, without additional funding. In fiscal 2010, total cash funding for the UK pension plan was $1.3 million. For the UK pension plan, we have a minimum funding requirement of £859,900 (approximately $1.4 million based on the exchange rate at September 30, 2010) for each of the next four years, through fiscal 2014.

Off-Balance Sheet Arrangements

Through September 30, 2010, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts and returns; accounting for patent legal defense costs; the valuation of goodwill, intangible assets and tangible long-lived assets; accounting for business combinations; accounting for stock-based compensation; accounting for derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. Our management bases its estimates on historical experience, market participant fair value considerations and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of the related software or technology or has access to take immediate possession of the software or technology. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. We recognize revenue from the sale or license of software products and licensing of technology when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable. Vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged by the company when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. We have, in general, established VSOE of fair value of our post-contract customer support (“PCS”), professional services, and training.

Revenue from royalties on sales of our software products by original equipment manufacturers (“OEMs”), where no services are included, is recognized in the quarter earned so long as we have been notified by the OEM that such royalties are due, and provided that all other revenue recognition criteria are met.

Software arrangements generally include PCS, which includes telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, typically for one to five years. Revenue from PCS is recognized ratably on a straight-line basis over the term that the maintenance service is provided.

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

When we provide professional services considered essential to the functionality of the software, we recognize revenue from the professional services as well as any related software licenses on a percentage-of-completion basis whereby the arrangement consideration is recognized as the services are performed as measured by an observable input. In these circumstances, we separate license revenue from professional service revenue for income statement presentation by allocating VSOE of fair value of the professional services as professional service revenue and the residual portion as license revenue. We generally determine the percentage-of-completion by comparing the labor hours incurred to-date to the estimated total labor hours required to complete the project. We consider labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

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

When products are sold directly to retailers or end-users, we make an estimate of sales returns based on historical experience. The provision for these estimated returns is recorded as a reduction of revenue and accounts receivable at the time that the related revenue is recorded. If actual returns differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known.

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

Business Combinations.  We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development as of the business combination date. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates including:

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

For a given acquisition, we may identify certain pre-acquisition contingencies. If, during the purchase price allocation period, we are able to determine the fair value of a pre-acquisition contingency, we will include that amount in the purchase price allocation. If we are unable to determine the fair value of a pre-acquisition contingency at the end of the purchase price allocation period, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. After the end of the purchase price allocation period, any adjustment to amounts recorded for a pre-acquisition contingency will be included in our operating results in the period in which the adjustment is determined.

Goodwill, Intangible and Other Long-Lived Assets and Impairment Assessments.  We have significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant finite-lived tangible and intangible assets are customer relationships, licensed technology, patents and core technology, completed technology, fixed assets and tradenames. All finite-lived intangible assets are amortized based upon patterns in which the economic benefits are expected to be utilized. The values of intangible assets determined in connection with a business combination, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of intangible and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Goodwill and indefinite-lived intangible assets are assessed for potential impairment at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors we consider important, which could trigger an impairment of such assets, include the following:

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

We test goodwill and intangible assets with indefinite lives for impairment annually in the fourth quarter, and between annual tests if indicators of potential impairment exist. The impairment test for goodwill and intangible assets with indefinite lives compares the fair value of identified reporting unit(s) to its (their) carrying amount to assess whether such assets are impaired. We have three reporting units based on the level of information provided to, and review thereof, by our core market management. In certain instances we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. The estimated fair values of the reporting units for the annual goodwill impairment test were determined based on estimates of those reporting units’ enterprise values as if they were standalone operations as a function of trailing-twelve-month (“TTM”) revenues and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as compared to companies comparable to each of the reporting units on a standalone basis. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, including goodwill, to the reporting units and an apportionment method based on relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. Certain corporate assets that are not instrumental to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units were excluded from the reporting units’ carrying values. Key estimates and judgments inherent to the analysis were the determination of TTM revenue and EBITDA multiples used in estimating the fair values of the reporting units and the allocation methods used to determine the carrying values of the reporting units. Intangible assets with indefinite lives are not amortized, but are required to be evaluated periodically to ensure that their current fair value exceeds the stated book value. Based on our assessments, we have not had any impairment charges during our history as a result of our impairment evaluation of goodwill and other indefinite-lived intangible assets. Significant adverse changes in our future revenues and/or adjusted EBITDA results, or significant degradation in the enterprise values of comparable companies within our core markets, could result in the determination that all or a portion of our goodwill is impaired. However, as of our fiscal 2010 annual impairment assessment date, our estimated fair values of our reporting units significantly exceeded their carrying values.

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

Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining the reporting units and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) changes to reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on our consolidated financial statements through accelerated amortization and/or impairment charges.

Accounting for Stock-Based Compensation.  We account for share-based awards to employees and directors, including grants of employee stock options, purchases under employee stock purchase plans, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”) through recognition of the fair value of the share-based awards as a charge against earnings in the form of stock-based compensation expense. We recognize stock-based compensation expense over the requisite service period, net of estimated forfeitures. We will recognize a benefit from stock-based compensation in equity using the with-and-without approach for the utilization of tax attributes. The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.” Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Valuation allowances have been established for U.S. deferred tax assets, which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets created as a result of share-based payments or other equity transactions where prevailing guidance requires the change in valuation allowance to be traced forward. The recognition of the portion of the valuation allowance which relates to net deferred tax assets resulting from share-based payments or other qualifying equity transactions will be recorded as additional paid-in-capital.

We establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. Under the comprehensive model, when the minimum threshold for recognition is not met, a tax position is recorded as the largest amount that is more than fifty percent likely of being realized upon ultimate settlement.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The ASU codifies the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 08-9, Milestone Method of Revenue Recognition. The amendments to the FASB Accounting Standards Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The amendments in the ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If an entity elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity must apply the amendments retrospectively from the beginning of the year of adoption. Entities may also elect to adopt the amendments in the ASU retrospectively for all prior periods. We do not expect the implementation of ASU No 2010-17 to have a material impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (“ASU 2010-06”) which requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 12 of Notes to our consolidated Financial Statements. ASU 2010-06 was effective for us for the interim reporting period beginning January 1, 2010, except for the provisions related to activity in Level 3 fair value measurements. Those provisions are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-06 impacts disclosure only and therefore, did not, and is not expected to, have a material impact on our financial statements.

In September 2009, the Financial Accounting Standards Board amended the Accounting Standards Codification as summarized in ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010. We are continuing to evaluate the potential impact of these changes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments.

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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2010 would not have a material impact on our revenue, operating results or cash flows in the coming year.

Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. At September 30, 2010, we have foreign currency contracts with a total notional value of approximately $18.3 million designated as cash flow hedges. These contracts all mature within the next twelve months. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was Euro 18.0 million at September 30, 2010. During fiscal 2010 and 2009, we recorded foreign exchange gains of $3.5 million and $7.0 million, respectively. Based on the nature of the transaction for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.

At September 30, 2010, we held approximately $516.6 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio or results of operations.

At September 30, 2010, our total outstanding debt balance exposed to variable interest rates was $643.6 million. To partially offset this variable interest rate exposure, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of September 30, 2010, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200.0 million. The interest rates on these swaps are 2.7% and 2.1%, plus the applicable margin for the Credit Facility, and they expire in October 2010 and November 2010, respectively. As of September 30, 2010 and 2009, the aggregate cumulative unrealized gains (losses) related to these derivatives were $3.5 million and $(4.0) million, respectively. A hypothetical change in market rates would have a significant impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding debt would increase $6.2 million per annum.

Equity Price Risk

We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of September 30, 2010, we have security price guarantees outstanding for approximately 3.7 million shares of our common stock. A 10% change in our stock price during the next six months would result in additional cash outflows of up to $5.7 million for a decrease in the stock price or additional cash inflows of up to $5.7 million for an increase in the stock price during fiscal 2011.

Item 8.	Financial Statements and Supplementary Data

Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. at September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. As discussed in Note 2 to the consolidated financial statements, effective October 1, 2009 the Company retrospectively adopted ASC Topic 470-20, “Debt with Conversion and other features” as it related to the convertible debt. The Company also prospectively adopted ASC Topic 805 as it relates to business combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), and our report dated November 29, 2010 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited Nuance Communication Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nuance Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Spinvox Limited, which was acquired on December 30, 2009, and which is included in the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. Spinvox Limited constituted 0.6% of consolidated assets as of September 30, 2010, and 2.2% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Spinvox Limited because of the timing of the acquisition which was completed on December 30, 2009. Our audit of internal control over financial reporting of Nuance Communications, Inc. also did not include an evaluation of the internal control over financial reporting of Spinvox.

In our opinion, Nuance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2010 and our report dated November 29, 2010 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 29, 2010

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenues:
Product and licensing	$473,460	$373,367	$414,360
Professional services and hosting	463,567	411,363	305,540
Maintenance and support	181,921	165,622	148,562

Total revenues	1,118,948	950,352	868,462

Cost of revenues:
Product and licensing	49,618	37,255	45,746
Professional services and hosting	280,725	254,777	214,031
Maintenance and support	31,269	29,129	31,477
Amortization of intangible assets	47,758	38,390	24,389

Total cost of revenues	409,370	359,551	315,643

Gross profit	709,578	590,801	552,819

Operating expenses:
Research and development	152,071	116,774	112,788
Sales and marketing	266,208	217,773	227,661
General and administrative	122,061	100,478	98,356
Amortization of intangible assets	87,819	76,978	58,245
In-process research and development	—	—	2,601
Acquisition-related costs, net	30,611	15,703	13,335
Restructuring and other charges (credits), net	17,891	5,520	7,219

Total operating expenses	676,661	533,226	520,205

Income from operations	32,917	57,575	32,614
Other income (expense):
Interest income	1,238	3,562	8,032
Interest expense	(40,993)	(47,288)	(62,088)
Other income (expense), net	5,773	7,155	(964)

(Loss) income before income taxes	(1,065)	21,004	(22,406)
Provision for income taxes	18,034	40,391	14,554

Net loss	$(19,099)	$(19,387)	$(36,960)

Net loss per share:
Basic	$(0.07)	$(0.08)	$(0.18)

Diluted	$(0.07)	$(0.08)	$(0.18)

Weighted average common shares outstanding:
Basic	287,412	253,644	209,801

Diluted	287,412	253,644	209,801

See accompanying notes. Financial statements as of September 30, 2009 and for the years ended September 30, 2009 and 2008 have been adjusted for the retrospective application of FASB ASC 470-20 (see Note 2).

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2010	2009
	(In thousands, except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$516,630	$527,038
Restricted cash (Note 9)	24,503	—
Marketable securities	5,044	—
Accounts receivable, less allowances for doubtful accounts of $6,301 and $6,833	217,587	199,548
Acquired unbilled accounts receivable	7,412	9,171
Prepaid expenses and other current assets	70,466	60,070

Total current assets	841,642	795,827
Land, building and equipment, net	62,083	53,468
Marketable securities	28,322	—
Goodwill	2,077,943	1,891,003
Intangible assets, net	685,865	706,805
Other assets	73,844	52,361

Total assets	$3,769,699	$3,499,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$7,764	$6,862
Contingent and deferred acquisition payments	2,131	91,431
Accounts payable	78,616	59,574
Accrued expenses and other current liabilities	151,621	116,963
Deferred maintenance revenue	90,969	84,607
Unearned revenue and customer deposits	51,371	59,788

Total current liabilities	382,472	419,225
Long-term portion of debt and capital leases	851,014	848,898
Deferred revenue, net of current portion	76,598	33,904
Deferred tax liability	63,731	56,346
Other liabilities	98,688	98,090

Total liabilities	1,472,503	1,456,463

Commitments and contingencies (Notes 3, 5, and 18)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 301,623 and 280,647 shares issued and 297,950 and 276,935 shares outstanding	302	281
Additional paid-in capital	2,581,901	2,308,992
Treasury stock, at cost (3,673 and 3,712 shares)	(16,788)	(16,214)
Accumulated other comprehensive income	8,505	7,567
Accumulated deficit	(281,355)	(262,256)

Total stockholders’ equity	2,297,196	2,043,001

Total liabilities and stockholders’ equity	$3,769,699	$3,499,464

See accompanying notes. Financial statements as of September 30, 2009 and for the years ended September 30, 2009 and 2008 have been adjusted for the retrospective application of FASB ASC 470-20 (see Note 2).

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

								Accumulated
					Additional			Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity	Loss
	(In thousands)

Balance at October 1, 2007	3,562	$4,631	196,368	$196	$1,132,501	3,190	$(15,418)	$14,979	$(204,982)	$931,907
Issuance of common stock under employee stock-based compensation plans			6,513	7	28,424					28,431
Issuance of restricted stock			3,316	3	(3)					—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(911)	(1)	(17,007)	32	(652)			(17,660)
Stock-based compensation					68,631					68,631
Excess tax benefit from share-based payment plans					5,200					5,200
Issuance of common stock in connection with equity offerings, net of expenses			19,158	19	330,398					330,417
Issuance of common stock in connection with business and asset acquisitions			6,383	6	132,245					132,251
Issuance of common stock to escrow agent in connection with acquisitions			1,765	2	(2)					—
Vested options for the purchase of common stock, assumed in connection with acquisitions Repurchase of shares					32,606					32,606
Cumulative effect of adoption of FIN 48 Issuance of common stock in connection with exercise of warrants									(927)	(927)
Comprehensive loss:
Net loss									(36,960)	(36,960)	$(36,960)
Unrealized losses on cash flow hedge derivatives								50		50	50
Foreign currency translation adjustment								3,291		3,291	3,291
Unrealized losses on pensions Adjustment to initially apply SFAS 158, net of tax								(5,581)		(5,581)	(5,581)

Comprehensive loss											$(39,200)

Balance at September 30, 2008	3,562	4,631	232,592	232	1,712,993	3,222	(16,070)	12,739	(242,869)	1,471,656
Issuance of common stock under employee stock-based compensation plans			3,722	5	19,832					19,837
Issuance of restricted stock			2,945	3	(3)					—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(886)	(1)	(10,401)	15	(143)			(10,545)
Stock-based compensation					71,407					71,407
Excess tax benefit from share-based payment plans					733					733
Issuance of common stock in connection with financing, net of expenses			17,396	17	175,029					175,046
Issuance of common stock in connection with warrant exercises, net of issuance costs			4,575	5	20,520					20,525
Issuance of common stock in connection with business and asset acquisitions			19,196	19	268,669	475	(1)			268,687
Issuance of common stock to escrow agent in connection with acquisitions			1,107	1	(1)					—
Vested options for the purchase of common stock, assumed in connection with acquisitions					11,523					11,523
Payments for escrow, make-whole and earn-out settlements					38,691					38,691
Comprehensive loss:
Net loss									(19,387)	(19,387)	$(19,387)
Unrealized gains on cash flow hedge derivatives								(3,103)		(3,103)	(3,103)
Foreign currency translation adjustment								729		729	729
Unrealized losses on pensions								(2,798)		(2,798)	(2,798)

Comprehensive loss											$(24,559)

Balance at September 30, 2009	3,562	4,631	280,647	281	2,308,992	3,712	(16,214)	7,567	(262,256)	2,043,001
Issuance of common stock under employee stock-based compensation plans			4,402	4	29,506					29,510
Issuance of restricted stock			5,737	6	(6)					—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(1,635)	(2)	(25,973)	(39)	(574)			(26,549)
Stock-based compensation					100,139					100,139
Excess tax benefit from share-based payment plans					1,060					1,060
Issuance of common stock in connection with warrant exercises, net of issuance costs			2,509	3	12,347					12,350
Issuance of common stock in connection with business and asset acquisitions			9,369	9	145,627					145,636
Payments for escrow, make-whole and earn-out settlements			594	1	10,209					10,210
Comprehensive loss:
Net loss									(19,099)	(19,099)	$(19,099)
Unrealized gains on cash flow hedge derivatives and investments								4,208		4,208	4,208
Unrealized gain on marketable securities								30		30	30
Foreign currency translation adjustment								(2,807)		(2,807)	(2,807)
Unrealized losses on pensions								(493)		(493)	(493)

Comprehensive loss											$(18,161)

Balance at September 30, 2010	3,562	$4,631	301,623	$302	$2,581,901	3,673	$(16,788)	$8,505	$(281,355)	$2,297,196

See accompanying notes. Financial statements as of September 30, 2009 and for the years ended September 30, 2009 and 2008 have been adjusted for the retrospective application of FASB ASC 470-20 (see Note 2).

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net loss	$(19,099)	$(19,387)	$(36,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	21,579	18,691	16,366
Amortization of intangible assets	135,577	115,368	82,634
Non-cash interest expense	12,955	12,492	12,100
Non-cash restructuring expense	6,833	—	—
In-process research and development	—	—	2,601
Bad debt provision	873	1,823	4,173
Stock-based compensation	100,139	71,407	68,631
Gain on foreign currency forward contracts	—	(8,049)	—
Deferred tax provision	3,742	25,718	491
Other	703	143	1,799
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(773)	33,481	62,034
Prepaid expenses and other assets	(3,840)	(14,027)	(1,421)
Accounts payable	4,710	26,582	(11,946)
Accrued expenses and other liabilities	(6,760)	(5,007)	(14,251)
Deferred revenue	39,643	(546)	9,948

Net cash provided by operating activities	296,282	258,689	196,199

Cash flows from investing activities
Capital expenditures	(25,974)	(19,512)	(17,716)
Payments for acquisitions, net of cash acquired	(203,729)	(99,120)	(392,527)
Payment for equity investments	(14,970)	(159)	(2,172)
Purchases of marketable securities	(33,529)	—	—
Proceeds from maturities of marketable securities	—	56	2,577
Payments for acquired technology and capitalized patent costs	(15,300)	(65,875)	(36,479)
Change in restricted cash balances	(22,070)	—	238

Net cash used in investing activities	(315,572)	(184,610)	(446,079)

Cash flows from financing activities
Payments of debt and capital leases	(8,460)	(6,999)	(7,771)
Proceeds from issuance of common stock, net of issuance costs	12,350	195,571	330,603
Purchase of treasury stock	(574)	(144)	(652)
Payments on other long-term liabilities	(9,870)	(9,180)	(11,379)
Proceeds from settlement of share-based derivatives	7,306	—	—
Excess tax benefits from share-based awards	1,060	733	5,200
Proceeds from issuance of common stock from employee stock options and purchase plan	29,510	19,837	28,140
Cash used to net share settle employee equity awards	(21,442)	(10,402)	(17,002)

Net cash provided by financing activities	9,880	189,416	327,139

Effects of exchange rate changes on cash and cash equivalents	(998)	2,003	(54)

Net (decrease) increase in cash and cash equivalents	(10,408)	265,498	77,205
Cash and cash equivalents at beginning of year	527,038	261,540	184,335

Cash and cash equivalents at end of year	$516,630	$527,038	$261,540

See accompanying notes. Financial statements as of September 30, 2009 and for the years ended September 30, 2009 and 2008 have been adjusted for the retrospective application of FASB ASC 470-20 (see Note 2).

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

Nuance Communications, Inc. (“we,” “Nuance,” or “the Company”) is a leading provider of voice and language solutions for businesses and consumers around the world. Our technologies, applications and services make the user experience more compelling by transforming the way people interact with devices and systems. Our solutions are used for tasks and services such as requesting information from a phone-based self-service solution, dictating medical records, searching the mobile Web by voice, entering a destination into a navigation system, or working with PDF documents. Our solutions help make these interactions, tasks and experiences more productive, compelling and efficient.

We leverage our global professional services organization and our extensive network of partners to design and deploy innovative solutions for businesses and organizations around the globe. We market and sell our products directly through a dedicated sales force and through our e-commerce website and also through a global network of resellers, including system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors.

We have built a portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to expand our assets, geographic presence, distribution network and customer base through acquisitions of other businesses and technologies. Significant business acquisitions during fiscal 2010, 2009 and 2008 were as follows:

•	December 30, 2009 — SpinVox, Limited (“SpinVox”)

•	October 1, 2008 — SNAPin, Inc. (“SNAPin”)

•	September 26, 2008 — Philips Speech Recognition Systems GMBH, a business unit of Royal Philips Electronics (“PSRS”);

•	May 20, 2008 — eScription, Inc. (“eScription”);

•	November 26, 2007 — Viecore, Inc. (“Viecore”);

The results of operations from the acquired businesses have been included in our consolidated financial statements from their respective acquisition dates. See Note 3 for additional disclosure related to each of these acquisitions.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments. The most important of these relate to revenue recognition; the allowances for doubtful accounts and sales returns; accounting for patent legal defense costs; the valuation of goodwill, intangible assets and tangible long-lived assets; accounting for business combinations; accounting for stock-based compensation; accounting for long-term facility obligations; the accounting for derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. We base our estimates on historical experience, market participant fair value considerations and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned domestic and foreign subsidiaries. Intercompany transactions and balances have been eliminated.

Reclassification

We reclassified certain acquisition-related costs included within operating expenses for the years ended September 30, 2009 and 2008 to conform to our revised statement of operations presentation for such costs as disclosed below. The current and long-term portions of our accrued business combination costs have been included in the accrued expenses and other current liabilities and other liabilities line items where as previously they were presented as separate line items. Inventory has been included in the prepaid expenses and other current assets line item where as previously it was presented as a separate line item. Such reclassifications have no impact on earnings or cash flows provided by operations.

Revenue Recognition

We derive revenue from the following sources: (1) software license agreements, including royalty and other usage-based arrangements, (2) post-contract customer support, (3) fixed and variable fee hosting arrangements and (4) professional services. Our revenue recognition policies for these revenue streams are discussed below.

The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of the related software or technology or has access to take immediate possession of the software or technology. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. We recognize revenue from the sale or license of software products and licensing of technology when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable. Vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. We have established VSOE of fair value for the majority of our post-contract customer support (“PCS”), professional services, and training.

Revenue from royalties on sales of our software products by original equipment manufacturers (“OEMs”), where no services are included, is recognized in the quarter earned so long as we have been notified by the OEM that such royalties are due, and provided that all other revenue recognition criteria are met.

Software arrangements generally include PCS, which includes telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, typically for one to five years. Revenue from PCS is generally recognized ratably on a straight-line basis over the term that the maintenance service is provided.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set-up fees from arrangements containing hosting services, as well as the associated direct and incremental costs, are deferred and recognized ratably over the longer of the contract lives, or the expected lives of the customer relationships.

When we provide professional services considered essential to the functionality of the software, we recognize revenue from the professional services as well as any related software licenses on a percentage-of-completion basis whereby the arrangement consideration is recognized as the services are performed, as measured by an observable input. In these circumstances, we separate license revenue from professional service revenue for income statement presentation by allocating VSOE of fair value of the professional services as professional service revenue and the residual portion as license revenue. We generally determine the percentage-of-completion by comparing the labor hours incurred to-date to the estimated total labor hours required to complete the project. We consider labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

When products are sold through distributors or resellers, title and risk of loss generally passes upon shipment, at which time the transaction is invoiced and payment is due. Shipments to distributors and resellers without right of return are recognized as revenue upon shipment, provided all other revenue recognition criteria are met. Certain distributors and value-added resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. We cannot use historical returns from these distributors and resellers as a basis upon which to estimate future sales returns. As a result, we recognize revenue from sales to these distributors and resellers when the products are sold through to retailers and end-users.

When products are sold directly to retailers or end-users, we make an estimate of sales returns based on historical experience. The provision for these estimated returns is recorded as a reduction of revenue and accounts receivable at the time that the related revenue is recorded. If actual returns differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known.

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

Business Combinations

We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development as of the business combination date. Results of operations and cash flows of acquired companies are included in our operating results from the date

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of acquisition. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of intangible assets;

•	expected costs to complete any in-process research and development projects;

•	estimated fair market values of legal performance commitments to customers, assumed from the acquiree under existing contractual obligations (classified as deferred revenue) at the date of acquisition;

•	estimated fair market values of stock awards assumed from the acquiree that are included in the purchase price;

•	estimated fair market value of required payment under contingent consideration provisions;

•	estimated income tax assets and liabilities assumed from the acquiree; and

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

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

The carrying amounts of these assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Our annual impairment assessment date is July 1 of each fiscal year. Goodwill is evaluated for impairment based on a comparison of the fair value of our reporting units to their recorded carrying values. We have three reporting units based on the level of information provided to, and review thereof, by our core market management. In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. The fair values of the reporting units for the annual impairment assessment were determined based on estimates of those reporting units’ enterprise values as a function of trailing-twelve-month (“TTM”) revenues and EBITDA as compared to companies comparable to each of the reporting units on a standalone basis. The carrying values of the reporting units were determined based on an allocation of the Company’s assets and liabilities through specific allocation of certain assets and liabilities to the reporting units and an apportionment method based on relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. Certain corporate assets that are not instrumental to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units were excluded from the reporting units’ carrying values. Indefinite-lived intangibles are evaluated for impairment through comparison of the fair value of the assets to their net book value. No impairments of goodwill or indefinite-lived intangibles have been recorded in fiscal 2010, 2009, or 2008.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

Our long-lived assets consist principally of acquired intangible assets and land, building and equipment. Land, building and equipment are stated at cost. Building and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the related lease term or the estimated useful life. Costs of significant improvements on existing software for internal use are capitalized and amortized over the useful life of the upgraded software. Depreciation is computed using the straight-line method. Repair and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of sold or retired assets are removed from the accounts and any gain or loss is included in operations.

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

We conducted a long-lived asset impairment analysis at the beginning of the fourth quarter of fiscal 2010 and 2009 and concluded that our long-lived assets were not impaired. In fiscal 2008, we recorded impairment charges of $3.9 million resulting from the identification of certain specific acquired intangible assets that were no longer being utilized or providing economic benefit, of which $0.3 million was included in cost of revenue from amortization of intangible assets, and $3.6 million was included in amortization of intangible assets within operating expenses.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on hand, including money market funds and commercial paper with original maturities of 90 days or less.

Marketable Securities and Minority Investments

Marketable Securities:  Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Marketable securities consist primarily of high-quality corporate debt instruments and have maturity dates ranging from September 22, 2011 to March 15, 2012. As of September 30, 2010 the total cost basis was $33.3 million.

Minority Investment:  We record investments in other companies where we do not have a controlling interest or significant influence in the equity investment at cost within other assets in our consolidated balance sheet.

We review our investments for impairment whenever declines in estimated fair value are deemed to be other-than-temporary.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable Allowances

Allowances for Doubtful Accounts:  We maintain an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable. The allowance is based upon the credit worthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Receivables are written off against these allowances in the period they are determined to be uncollectible.

Allowances for Sales Returns:  We maintain an allowance for sales returns from customers for which we have the ability to estimate returns based on historical experience. The returns allowance is recorded as a reduction in revenue and accounts receivable at the time the related revenue is recorded. Receivables are written off against the allowance in the period the return is received.

For the years ended September 30, 2010, 2009 and 2008, the activity related to accounts receivable allowances was as follows (in thousands):

	Allowance for	Allowance for
	Doubtful Accounts	Sales Returns

Balance at October 1, 2007	$6,155	$7,323
Bad debt provision	4,173	—
Write-offs, net of recoveries	(3,403)	—
Revenue adjustments, net	—	(960)

Balance at September 30, 2008	6,925	6,363
Bad debt provision	1,823	—
Write-offs, net of recoveries	(1,915)	—
Revenue adjustments, net	—	(257)

Balance at September 30, 2009	6,833	6,106
Bad debt provisions	873	—
Write-offs, net of recoveries	(1,405)	—
Revenue adjustments, net	—	723

Balance at September 30, 2010	$6,301	$6,829

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method, or market value and are included in other current assets. We regularly review inventory quantities on hand and record a provision for excess and/or obsolete inventory primarily based on future purchase commitments with our suppliers, and the estimated utility of our inventory as well as other factors including technological changes and new product development.

Inventories, net of allowances, consisted of the following (dollars in thousands):

	September 30,	September 30,
	2010	2009

Components and parts	$5,357	$6,479
Inventory at customers	936	967
Finished products	2,308	1,079

	$8,601	$8,525

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory at customers reflects equipment related to in-process installations of solutions with customers. These contracts have not been recorded as revenue as of the balance sheet date, and therefore the related equipment is recorded in inventory until installation is complete.

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products are expensed as incurred.

Accounting for Collaboration Agreements

On October 9, 2009, we entered into a five-year collaboration agreement with a third party to accelerate the development of new speech technologies. All intellectual property derived from the collaboration will be jointly-owned by the two parties and Nuance will have the sole rights to commercialize the intellectual property during the term of the agreement. In consideration for the services from the third party in the collaboration efforts, as well as the joint ownership rights over intellectual property developed under the arrangement and the exclusive right to commercialize such developed intellectual property for the term of the arrangement, we will pay $80.0 million in five equal payments of $16.0 million on August 15th of each year, payable in cash or our common stock, at our option. These upfront payments will be recorded as a prepaid asset and expensed ratably over each annual period, commensurate with the pattern in which we expect the third party to perform its services and convey our rights under the arrangement. On October 14, 2009, we made our first payment under the arrangement consisting of 1,047,120 shares of our common stock valued at $16.0 million. We issued 1,024,984 additional shares of our common stock on September 28, 2010 for payment of the second $16.0 installment under this agreement. For the year ended September 30, 2010, $16.0 million has been recorded as research and development expense in our consolidated statements of operations.

On January 13, 2010, we amended the collaboration agreement discussed above to extend certain provisions for eighteen months following the termination of the agreement. In consideration for the extension, we agreed to pay an additional $12.0 million to the third-party in five equal payments of $2.4 million on August 15th of each year over the five-year agreement term, payable in cash or our common stock, at our option, with the exception of the first payment, which was made during the second quarter of fiscal 2010 through the issuance of 145,897 shares of our common stock. We issued 153,747 additional shares of our common stock on September 28, 2010 for payment of the second $2.4 million installment under this agreement. These upfront payments are recorded as a prepaid asset when made and will be expensed ratably to sales and marketing expense during the eighteen-month extension period.

On June 15, 2010, we entered into a five-year research collaboration agreement with the same third party noted above to enhance the technologies related to data analysis and fact extraction for electronic health records. All intellectual property resulting from the agreement will be jointly-owned by the two parties and Nuance will have the sole rights to commercialize the resultant intellectual property during the term of the agreement. In consideration for the agreement, we agreed to pay $12.5 million in five equal installments of $2.5 million in June of each year, payable in cash or our common stock, at our option. These periodic payments will initially be recorded as a prepaid asset and expensed as research and development expense ratably over each annual period. On June 25, 2010, we made our first payment under the arrangement consisting of 152,440 shares of our common stock valued at $2.5 million. For the year ended September 30, 2010, $0.8 million has been recorded as research and development in our consolidated statements of operations.

Software Development Costs

Software development costs related to software that is or will be sold or licensed externally to third-parties, or for which a substantive plan exists to sell or license such software in the future, incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized to cost of revenue over the estimated useful life of the related products. We have determined that technological feasibility is reached shortly before the general release of our software products. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed the internal costs relating to research and development when incurred.

Capitalized Patent Defense Costs

We monitor the anticipated outcome of legal actions, and if we determine that the success of the defense of a patent is probable, and so long as we believe that the future economic benefit of the patent will be increased, we capitalize external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, we write-off any capitalized costs in the period the change is determined. Upon successful defense of the patent, the amounts previously capitalized are amortized over the remaining life of the patent. As of September 30, 2009, we had capitalized patent defense costs of $6.8 million included in other assets. During fiscal 2010, these deferred costs were expensed and included in restructuring and other charges (credits), net as a result of unsuccessful litigation.

Acquisition-Related Costs, net

During the first quarter of fiscal 2010, we adopted the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” 805, Business Combinations (formerly referred to as Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised), Business Combinations and related Staff Positions effective October 1, 2009. ASC 805 supersedes the previous accounting guidance related to business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of and subsequent accounting for contingent consideration, the recognition of acquired in-process research and development, the accounting for acquisition-related restructurings, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The guidance is applied prospectively from the date of acquisition with minor exception related to income tax contingencies from companies acquired prior to the adoption date. As a result of our adoption of the new guidance, we expensed $2.2 million in acquisition-related transaction costs which were capitalized as of September 30, 2009. These costs were recorded as expense within the “acquisition-related costs, net” line in the consolidated statement of operations.

Acquisition-related costs include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third-parties; professional service fees, including direct third-party costs of the transaction and post-acquisition legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. Previous to our adoption of ASC 805, certain acquisition-related costs and adjustments now recorded as operating expenses in our consolidated statements of operations were included as a part of the consideration transferred and capitalized as a part of the accounting for our business acquisitions pursuant to previous accounting rules, primarily direct transaction costs. In addition, there were no items under the legacy business combination accounting guidance that were required to be re-measured to fair value on a recurring basis.

	2010	2009	2008

Transition and integration costs	$13,562	$4,698	$8,295
Professional service fees	17,156	15,048	5,040
Acquisition-related adjustments	(107)	(4,043)	—

Total	$30,611	$15,703	$13,335

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

Advertising costs are expensed as incurred and are classified as sales and marketing expenses. Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. We incurred advertising costs of $21.1 million, $15.8 million and $20.9 million for fiscal 2010, 2009 and 2008, respectively.

Accounting for Convertible Debt

Effective October 1, 2009, we adopted the provisions in FASB ASC 470-20 as they relate to our convertible debt instruments that may be settled in cash upon conversion (formerly referred to as FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)) effective October 1, 2009. The guidance requires us to separately account for the liability (debt) and equity (conversion option) components of our convertible debt instruments that require or permit settlement in cash upon conversion in a manner that reflects our nonconvertible debt borrowing rate at the time of issuance. The equity components of our convertible debt instruments are recorded to stockholders’ equity with an offsetting debt discount. The debt discount created is amortized to interest expense in our consolidated statement of operations using the effective interest method over the expected term of the convertible debt. The provisions herein discussed have been applied retrospectively to all financial information presented. Refer to information below and in Note 10 for further information.

The following table illustrates the retrospective effect of adopting ASC 470-20 to the consolidated statements of operations for the years ended September 30, 2009 and 2008 (dollars in thousands):

	Year Ended		Year Ended
	September 30, 2009		September 30, 2008
		As Adjusted for		As Adjusted for
	As Originally	Retrospective	As Originally	Retrospective
	Reported	Application	Reported	Application

Interest expense	$(40,103)	$(47,288)	$(55,196)	$(62,088)
Income (loss) before income taxes	28,189	21,004	(15,514)	(22,406)
Net loss	(12,202)	(19,387)	(30,068)	(36,960)
Net loss per share — Basic and Diluted	$(0.05)	$(0.08)	$(0.14)	$(0.18)

The following table illustrates the retrospective effect of adopting ASC 470-20 to the consolidated balance sheet as of September 30, 2009 (dollars in thousands):

		As Adjusted for
	As Originally	Retrospective
	Reported	Application

Other assets(a)	$52,511	$52,361
Long-term portion of debt and capital leases(b)	888,611	848,898
Additional paid-in-capital(c)	2,254,511	2,308,992
Accumulated deficit	$(247,338)	$(262,256)

(a)	Other assets have been adjusted for the portion of the debt issuance costs attributable to the 2.75% Convertible Debentures that must be retrospectively allocated to the equity component of the debt instrument through additional paid-in-capital as of the date of the notes issuance.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Long-term portion of debt and capital leases has been adjusted to reflect retrospective recognition of the debt discount created by bifurcating the equity component of the convertible notes from the liability component.

(c)	Additional paid-in-capital has been adjusted to reflect recording, retrospectively, the equity component of the convertible notes, as well as the equity component allocation of the debt issuance costs attributable to the 2.75% Convertible Debentures.

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

Valuation allowances have been established for U.S. and foreign deferred tax assets, which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined. This benefit will exclude the recognition of the portion of the valuation allowance which relates to net deferred tax assets created as a result of stock-based compensation or other equity transactions where prevailing guidance requires the change in valuation allowance to be traced forward through stockholders’ equity and recorded as additional paid-in-capital.

We establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. Under the comprehensive model, when the minimum threshold for recognition is not met, a tax position is recorded as the largest amount that is more than fifty percent likely of being realized upon ultimate settlement.

Comprehensive Loss

Total comprehensive loss, net of taxes, was approximately $18.2 million, $24.6 million and $39.2 million for fiscal 2010, 2009 and 2008, respectively. For the purposes of comprehensive loss disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest undistributed earnings in our foreign subsidiaries permanently.

The components of accumulated other comprehensive income, reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, consisted of the following (dollars in thousands):

	2010	2009	2008

Foreign currency translation adjustment	$13,067	$15,874	$15,145
Unrealized gains on marketable securities	30	—	—
Net unrealized gains (losses) on cash flow hedge derivatives	230	(3,982)	(879)
Net unrealized losses on pensions (net of tax of $33, $0 & $0, respectively)	(4,822)	(4,325)	(1,527)

	$8,505	$7,567	$12,739

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk principally consist of cash, cash equivalents, and trade accounts receivable. We place our cash and cash equivalents with financial institutions with high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit losses to-date. For trade accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. At September 30, 2010 and 2009, no customer accounted for greater than 10% of our net accounts receivable balance. No customer accounted for more than 10% of our revenue for fiscal 2010, 2009 or 2008.

Fair Value of Financial Instruments

Financial instruments including cash equivalents, marketable securities, accounts receivable, and derivative instruments, are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. Refer to Note 10 for discussion of the fair value of our long-term debt.

Foreign Currency Translation

We have significant foreign operations and transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in other income (expense), net, in the accompanying consolidated statements of operations. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into United States dollars using period-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction gains (losses) included in net loss for fiscal 2010, 2009, and 2008 were $3.5 million, $7.0 million, and $(0.3) million, respectively.

Financial Instruments and Hedging Activities

We utilize derivative instruments to hedge specific financial risks such as interest rate and foreign exchange risk. We do not engage in speculative hedging activity. In order for us to account for a derivative instrument as a hedge, specific criteria must be met, including: (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized in other income (expense), net, in the consolidated statements of operations. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the statement of operations, in the appropriate revenue or expense caption. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings.

Accounting for Stock-Based Compensation

We account for stock-based compensation to employees and directors, including grants of employee stock options, purchases under employee stock purchase plans, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”) through recognition of the fair value of the stock-based compensation as a charge against earnings. We recognize stock-based compensation expense over the requisite service period, net of estimated forfeitures. We will recognize a benefit from stock-based

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation in equity using the with-and-without approach for the utilization of tax attributes. The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.”

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with the Two-Class Method. Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Net losses are not allocated to preferred stockholders. We have determined that our outstanding Series B convertible preferred stock represents a participating security and as such the preferred shares are excluded from basic earnings per share.

Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. We allocate net income first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and restricted stock, shares held in escrow, contingently issuable shares under earn-out agreements once earned, warrants, and potential issuance of stock upon conversion of our 2.75% Convertible Debentures. The convertible debentures are considered Instrument C securities due to the fact that only the excess of the conversion value on the date of conversion can be paid in our common shares; the principal portion of the conversion must be paid in cash. Therefore, only the shares of common stock potentially issuable with respect to the excess of the conversion value over its principal amount, if any, is considered as dilutive potential common shares for purposes of calculating diluted net income per share. The conversion value for the convertible debentures was less than the principal amount since its issuance date and no shares were assumed to be issued for purposes of computing the diluted net loss per share.

Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 20.7 million shares, 31.6 million shares and 33.1 million shares for the years ended September 30, 2010, 2009 and 2008, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The ASU codifies the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 08-9, Milestone Method of Revenue Recognition. The amendments to the FASB Accounting Standards Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The amendments in the ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If an entity elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity must apply the amendments retrospectively from the beginning of the year of adoption. Entities may also elect to adopt the amendments in the ASU retrospectively for all prior periods. We do not expect the implementation of ASU No 2010-17 to have a material impact on our financial statements.

In September 2009, the Financial Accounting Standards Board amended the Accounting Standards Codification as summarized in ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010. We are continuing to evaluate the potential impact of these changes.

3.	Business Acquisitions

2010 Acquisitions

Acquisition of SpinVox

On December 30, 2009, we acquired all of the outstanding capital stock of SpinVox Limited (“SpinVox”), a UK-based privately-held company engaged in the business of providing voicemail-to-text services. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of SpinVox have been included in our results of operations from January 1, 2010. The results of operations of SpinVox for the one day, December 31, 2009, of the fiscal first quarter during which SpinVox was a part of Nuance were excluded from our consolidated results for the year ended September 30, 2010 as such amounts for that one day were immaterial.

A summary of the preliminary allocation of the purchase consideration is as follows (dollars in thousands):

Total purchase consideration:
Cash	$67,500
Common Stock(a)	36,352

Total purchase consideration	$103,852

Allocation of the purchase consideration:
Cash	$4,061
Accounts receivable(b)	11,140
Other assets	5,856
Property and equipment	1,585
Identifiable intangible assets	32,400
Goodwill	111,063

Total assets acquired	166,105
Current liabilities(c)	(61,201)
Deferred revenue	(1,052)

Total liabilities assumed	(62,253)

Net assets acquired	$103,852

(a)	Approximately 2.3 million shares of our common stock, valued at $15.81 per share based on the closing price of our common stock on the acquisition date, were issued at closing.

(b)	Accounts receivable have been recorded at their estimated fair value, which consists of the gross accounts receivable assumed of $16.6 million, reduced by a fair value reserve of $5.5 million representing the portion of contractually owed accounts receivable which we do not expect to be collected.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Current liabilities include a commitment of EUR 25.0 million ($36.0 million based on the December 31, 2009 exchange rate) fixed obligation, payable in cash.

The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on a preliminary valuation (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$23,400	12.0
Core and completed technology	8,400	4.7
Non-compete agreements	600	2.0

Total	$32,400

Other Fiscal 2010 Acquisitions

During fiscal 2010, we acquired an additional seven businesses primarily to expand our product offerings and enhance our technology base. The results of operations of these companies have been included in our consolidated results from their respective acquisition dates. The total consideration for these acquisitions was $86.2 million, including the issuance of 1.2 million shares of our common stock valued at $21.8 million. In allocating the total purchase consideration for these acquisitions based on estimated fair values, we preliminarily recorded $44.0 million of goodwill and $33.9 million of identifiable intangible assets. The allocations of the purchase consideration were based upon preliminary valuations and our estimates and assumptions are subject to change. Intangible assets acquired included primarily core and completed technology and customer relationships with weighted average useful lives of 6.7 years. The acquisitions were primarily stock acquisitions and the goodwill resulting from these acquisitions is expected to be deductible for tax purposes.

2009 Acquisitions

Acquisition of SNAPin

On October 1, 2008, we acquired all of the outstanding capital stock of SNAPin, a developer of self-service software for mobile devices, to expand our Enterprise offerings. The acquisition was a taxable event.

In connection with our acquisition of SNAPin, we agreed to make a contingent earn-out payment of up to $45.0 million to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. In April 2010, a final earn out amount of $21.2 million was agreed upon; we issued 593,676 shares of our common stock, valued at $10.2 million, as our first payment under the earn-out agreement. The remaining balance is payable in cash or stock, solely at our option, on or before October 1, 2011 and is included in long-term liabilities as of September 30, 2010.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the purchase price allocation for the acquisition of SNAPin is as follows (dollars in thousands):

Total purchase consideration:
Common stock(a)	$166,253
Stock options and restricted stock units assumed	11,523
Contingent earn-out consideration	21,200
Transaction costs	2,825

Total purchase consideration	$201,801

Allocation of the purchase consideration:
Current assets	$6,084
Other assets	2,972
Deferred tax asset(b)	2,327
Identifiable intangible assets	60,900
Goodwill	161,558

Total assets acquired	233,841
Current liabilities	(2,191)
Deferred tax liability(b)	(2,327)
Deferred revenue(c)	(27,522)

Total liabilities assumed	(32,040)

Net assets acquired	$201,801

(a)	Approximately 9.5 million shares of our common stock valued at $15.81 per share were issued at closing and 1.1 million shares valued at $14.11 per share were issued upon release of shares held in escrow.

(b)	We recorded a deferred tax liability as a result of purchase accounting associated with SNAPin. This results in an increase of the net deferred tax asset and a reduction of the corresponding valuation allowance in the consolidated group. Therefore, there is no impact on goodwill related to the deferred tax liability.

(c)	We assumed significant legal performance obligations related to acquired customer contracts. We estimate the fair market value of the obligations based on expected costs we will incur to fulfill the obligation plus a normal profit margin. The fair value of the legal performance obligations remaining to be delivered on these customer contracts was approximately $53.4 million and the remaining cash to be collected on these contracts was approximately $25.9 million at the date of acquisition.

We assumed vested and unvested stock options that were converted into options to purchase 1,258,708 shares of our common stock and restricted stock units that were converted into 299,446 shares of our common stock. The fair value of the assumed vested stock options and restricted stock units as of the date of acquisition are included in the purchase price above. The fair value of the assumed vested stock options was calculated under the Black-Scholes option pricing model, with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 55.5%; average risk-free interest rate of 2.8%; and an expected term of 4.8 years. Assumed unvested stock options and restricted stock units as of the date of acquisition will be recorded as stock-based compensation expense over the requisite service period as disclosed in Note 17.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the identifiable intangible assets acquired and their respective weighted average useful lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$21,200	10.8
Core and completed technology	39,000	10.0
Non-compete agreements	700	4.0

Total	$60,900

Other Fiscal 2009 Acquisitions

During fiscal 2009, we acquired an additional six businesses primarily to expand our product offerings and enhance our technology base. The results of operations of these acquisitions are included in our fiscal 2009 financial statements from their respective acquisition dates. The total consideration for these acquisitions was approximately $161.3 million,. The gross purchase price consisted of the issuance of 6.4 million shares of our common stock valued at $80.8 million, $71.7 million in cash and $8.8 million for transaction costs. Cash totaling $5.2 million has been placed in escrow related to two of the acquisitions and has been excluded from the total purchase consideration until the escrow contingencies have been satisfied. In allocating the total purchase consideration for these acquisitions based on estimated fair values, we have recorded $63.1 million of goodwill, $71.9 million of identifiable intangible assets, and $26.3 million in net assets (resulting primarily from cash assumed; acquired unbilled receivables, net of liabilities assumed including contingencies; deferred income taxes; and restructuring). We have assumed a $5.0 million tax contingency established for uncertain foreign tax positions relating to one of the acquisitions. Intangible assets acquired included primarily core and completed technology and customer relationships with weighted average useful lives of 9.5 years.

2008 Acquisitions

Acquisition of PSRS

On September 26, 2008, we acquired PSRS, a business unit of Royal Philips Electronics, a provider of speech recognition solutions, primarily in the European healthcare market, for total consideration of $101.2 million, consisting of: net cash consideration of €66.3 million, which equated to $97.1 million based on the exchange rate as of the acquisition date, and transaction costs of $4.2 million. The acquisition was a taxable event. Payment of $34.4 million was made at the acquisition date and the remaining deferred acquisition payment was paid in the first quarter of fiscal 2010.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the purchase price allocation for the acquisition of PSRS is as follows (dollars in thousands):

Total purchase consideration:
Cash	$97,066
Transaction costs	4,167

Total purchase consideration	$101,233

Allocation of the purchase consideration:
Cash	$2,374
Accounts receivable	8,223
Other assets	4,641
Identifiable intangible assets	54,099
In-process research and development	2,601
Goodwill	53,833

Total assets acquired	125,771

Accounts payable and accrued expenses	(5,757)
Other liabilities	(18,781)

Total liabilities assumed	(24,538)

Net assets acquired	$101,233

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

We agreed to make contingent earn-out payments of up to $15.0 million, payable in stock, or cash, solely at our discretion, relating to earn-out provisions described in the share purchase agreement. We have notified the former shareholders of Multi-Vision that the performance targets were not achieved and at September 30, 2010, we have not recorded any obligation relative to these measures.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation for the acquisition of Multi-Vision is as follows (dollars in thousands):

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

Acquisition of eScription

On May 20, 2008, we acquired all of the outstanding capital stock of eScription, a provider of hosted and premises-based computer-aided medical transcription solutions, for total purchase consideration of $412.1 million, which included 0.2 million shares of our common stock valued at $17.98 per share issued at closing and 0.7 million shares valued at $12.34 per share and 0.3 million shares valued at $13.77 per share issued in fiscal 2009 upon release of shares held in escrow. During the second quarter of fiscal 2009, we elected to treat this acquisition as an asset purchase under provisions contained in the Internal Revenue Code. See Note 20 for further discussion of this election.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the purchase price allocation for the acquisition of eScription is as follows (dollars in thousands):

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

We assumed vested and unvested stock options for the purchase of 2,846,118 shares of Nuance common stock, and restricted stock units that may convert in to 806,044 shares of Nuance common stock, in connection with our acquisition of eScription. These stock options and restricted stock units are governed by the original agreements under which they were issued under the eScription Stock Option Plan, but are now exercisable for, or will vest into, shares of Nuance common stock. Assumed vested stock options and restricted stock units as of the date of acquisition are included in the purchase price above. The fair value of the assumed vested stock options is calculated under the Black-Scholes option pricing model, with the following weighted-average assumptions: dividend yield of 0.0%, expected volatility of 50.8%, average risk-free interest rate of 2.3% and an expected term of 1.9 years. Assumed unvested stock options and restricted stock units as of the date of acquisition will be recorded as stock-based compensation expense over the requisite service period as disclosed in Note 17.

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

A summary of the purchase price allocation for the acquisition of Viecore is as follows (dollars in thousands):

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

In connection with our acquisition of Vocada, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. Payments, if any, may be made in the form of cash or shares of our common stock, at our sole discretion. We have notified the former shareholders of Vocada that the financial targets for certain periods were not achieved. The former shareholders of Vocada have requested additional information regarding this determination. We are currently in discussions with the former shareholders of Vocada regarding this matter. As of September 30, 2010, we have not recorded any obligation relative to these measures.

A summary of the purchase price allocation for the acquisition of Vocada is as follows (dollars in thousands):

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
	Amount	Life
		(In years)

Customer relationships	$3,800	10.0
Core and completed technology	2,000	5.0
Trademark	90	5.0
Non-compete	40	3.0

Total	$5,930

4.	Pro Forma Results (Unaudited)

The following table shows unaudited pro forma results of operations as if we had acquired SpinVox on October 1, 2008 (dollars in thousands):

	2010	2009

Revenue	$1,130,924	$967,868
Net loss	$(50,663)	$(122,030)
Net loss per share	$(0.18)	$(0.48)

We have not furnished pro forma financial information relating to our other fiscal 2010 and 2009 acquisitions because such information is not material, individually or in the aggregate, to our financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

5.	Contingent Acquisition Payments

Contingent acquisition payment arrangements related to acquisitions completed during fiscal 2009 and 2008 are discussed above in Note 3. In addition to those transactions, we remain a party to certain contingent consideration arrangements relative to acquisitions completed in other fiscal years. Those arrangements are discussed below.

Earn-out Payments

In accordance with our adoption of ASC 805 in fiscal 2010, for business combinations occurring subsequent to October 1, 2009, the fair value of any contingent consideration has been established at the acquisition date and included as purchase price with subsequent changes to the estimated fair value recorded as an adjustment in current earnings in each reporting period. Contingent consideration related to acquisitions prior to our adoption of ASC 805 have been and will continue to be recorded as additional purchase price when the contingency is resolved and additional consideration is due.

In connection with an immaterial acquisition during fiscal 2010, we agreed to make contingent earn-out payments of up to $2.5 million, payable in stock, upon the achievement of certain financial targets. At the acquisition date, we recorded $1.0 million as the fair value of the contingent consideration. For the year ended September 30, 2010, we have recorded income of $0.3 million as fair value adjustments included in acquisition-related costs, net in our consolidated statement of operations.

In connection with our acquisition of Commissure, Inc. (“Commissure”) in September 2007, we agreed to make contingent earn-out payments of up to $8.0 million, payable in stock, or cash, solely at our discretion, upon

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the achievement of certain financial targets for the fiscal years 2008, 2009 and 2010. Earn-out payments, if any, will be recorded as incremental purchase price and allocated to goodwill. We have notified the former shareholders of Commissure that the financial targets for the fiscal years 2008 and 2009 were not achieved and the related contingent earn-out payment was not earned. Through September 30, 2010, we have not recorded any earn-out obligation relative to the Commissure acquisition.

In November 2008, we amended the earn-out provisions set forth in the merger agreement related to the acquisition of Mobile Voice Control, Inc. (“MVC”) such that the former shareholders of MVC were eligible to earn 377,964 and 755,929 shares of common stock based on the achievement of calendar 2008 and 2009 financial targets, respectively. We notified the former shareholders of MVC that the financial targets for calendar 2008 and 2009 were not achieved and therefore we have not recorded any obligation relative to these measures

In connection with our acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, we agreed to make contingent earn-out payments of $35.0 million upon achievement of certain established financial and performance targets, in accordance with the merger agreement. In December 2009, we paid $11.3 million to the former shareholders of Phonetic in final settlement of the contingent earn-out provisions and recorded the amount paid as additional purchase price related to the Phonetic acquisition.

Escrow and Holdback Arrangements

In connection with certain of our acquisitions, we have placed either cash or shares of our common stock in escrow to satisfy any indemnification claims we may have. If no claims are made, the escrowed amounts will be released to the former shareholders of the acquired companies. Historically, under the previous accounting guidance SFAS No. 141, Business Combinations (“SFAS 141”), we could not make a determination, beyond a reasonable doubt, whether the escrow would become payable to the former shareholders of these companies until the escrow period had expired. Accordingly these amounts were treated as contingent purchase price until it was determined that the escrow was payable, at which time the escrowed amounts would be recorded as additional purchase price and allocated to goodwill. Under the revised accounting guidance of ASC 805, escrow payments are generally considered part of the initial purchase consideration and accounted for as goodwill.

The following table summarizes the terms of the escrow arrangements that were entered into under the guidance of SFAS 141 that have not been released as of September 30, 2010 (dollars in thousands):

	Initially Scheduled
	Escrow
	Release Date	Cash Payment

X-Solutions Group B.V	December 10, 2010	$1,050
eCopy	December 30, 2010	4,100

Total		$5,150

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for fiscal years 2010 and 2009, are as follows (dollars in thousands):

Balance as of October 1, 2008	$1,655,773
Goodwill acquired	200,501
Escrow amounts released	30,869
Purchase accounting adjustments	4,956
Effect of foreign currency translation	(1,096)

Balance as of September 30, 2009	$1,891,003
Goodwill acquired	155,076
Escrow amounts released	3,700
Purchase accounting adjustments	30,111
Effect of foreign currency translation	(1,947)

Balance as of September 30, 2010	$2,077,943

Purchase accounting adjustments recorded in fiscal 2010 consisted primarily of a $13.1 million increase due to a change in the fair value estimate of acquired intangible assets from our fourth quarter fiscal 2009 acquisition of eCopy, a $11.3 million increase related to the Phonetic earn-out payment, an $8.3 million increase to the SNAPin earn-out liability based on the final settlement discussed in Note 3 above. These increases were partially offset by a $1.9 million reduction to the PSRS purchase price based on a final working capital adjustment that was agreed to with the former shareholder of PSRS in November 2009.

Purchase accounting adjustments recorded in fiscal 2009 consisted primarily of the following increases: $18.9 million of additional purchase price upon our election to treat our acquisition of eScription as an asset purchase under Section 338(h)(10) of the Internal Revenue Code of 1986 (as amended) and $10.8 million related to the final determination of the fair value estimate of contingent liabilities assumed; partially offset by the following decreases: a $9.7 million reversal of assumed deferred tax liabilities as a result of our election to treat eScription as an asset purchase, $5.8 million related to the utilization of acquired net operating losses from acquisitions, a $6.3 million adjustment to deferred taxes, and a $4.7 million decrease in accrued transaction costs.

Intangible assets consist of the following as of September 30, 2010 and 2009, which includes $151.0 million and $112.7 million of licensed technology, respectively (dollars in thousands):

	September 30, 2010
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life (Years)

Customer relationships	$597,672	$(231,079)	$366,593	7.0
Technology and patents	389,508	(124,607)	264,901	8.6
Tradenames, trademarks, and other	38,798	(14,047)	24,751	4.4
Non-competition agreements	5,068	(3,248)	1,820	2.0

Subtotal	1,031,046	(372,981)	658,065	7.5
Tradename, indefinite life	27,800	—	27,800	n/a

Total	$1,058,846	$(372,981)	$685,865

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Included with the technology and patents grouping above are assets totaling $45 million relating to purchases of patents and licenses in fiscal 2010. We made payments to third parties of both cash and shares of our common stock in connection with these acquisitions, a total of 2,180,600 shares of our common stock were issued subject to price guarantees as described further in Note 11. The weighted average useful life related to these acquired assets is 10 years.

In June 2009, we entered into a joint marketing and selling agreement with a third party and paid $7.0 million in consideration of the arrangement. We have capitalized the payment as an intangible asset, included in the tradenames, trademarks, and other grouping above, and assigned a useful life of 3 years, commensurate with the legal term of the rights in the arrangement. In addition to the $7.0 million paid in June 2009, we issued 879,567 shares of our common stock valued at $13.0 million in December 2009 upon the third party meeting certain performance criteria under the agreement. The additional $13.0 million was capitalized in fiscal 2010 and classified in the same manner as the initial $7.0 million payment.

In December 2008, we acquired a speech-related patent portfolio from the same third party and a royalty free paid-up perpetual license providing us with access to, and use of, the third party’s speech-related source code for an aggregate purchase price of $50.0 million. These assets are included within the technology and patents asset grouping above. The weighted average useful life related to these acquired assets is 8.7 years. We agreed to pay an additional license fee of up to $20.0 million if certain revenue growth targets were met in calendar 2009. Any additional license fee was to be payable in cash or stock at our sole discretion on March 1, 2010. In June 2009, this additional license fee provision was amended, and as a result we no longer have any amounts due under this agreement.

Amortization expense for acquired technology and patents is included in the cost of revenue from amortization of intangible assets in the accompanying statements of operations and amounted to $47.8 million, $38.4 million and $24.4 million in fiscal 2010, 2009 and 2008, respectively. Amortization expense for customer relationships; tradenames, trademarks, and other; and non-competition agreements is included in operating expenses and was

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$87.8 million, $77.0 million and $58.2 million in fiscal 2010, 2009 and 2008, respectively. Estimated amortization expense for each of the five succeeding years as of September 30, 2010, is as follows (in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2011	$51,268	$84,055	$135,323
2012	47,024	73,846	120,870
2013	41,250	59,107	100,357
2014	32,710	52,006	84,716
2015	28,997	42,783	71,780
Thereafter	63,652	81,367	145,019

Total	$264,901	$393,164	$658,065

7.	Accounts Receivable

Accounts receivable, excluding acquired unbilled accounts receivable, consisted of the following (dollars in thousands):

	September 30,	September 30,
	2010	2009

Trade accounts receivable	$214,861	$197,176
Unbilled accounts receivable under long-term contracts	15,856	15,311

Gross accounts receivable	230,717	212,487
Less — allowance for doubtful accounts	(6,301)	(6,833)
Less — allowance for sales returns	(6,829)	(6,106)

Accounts receivable, net	$217,587	$199,548

8.	Land, Building and Equipment, Net

Land, building and equipment, net at September 30, 2010 and 2009 were as follows (dollars in thousands):

		September 30,	September 30,
	Useful Life	2010	2009
	(In years)

Land	—	$2,400	$2,400
Building	30	5,363	5,117
Machinery and equipment	3-5	5,786	5,558
Computers, software and equipment	3-5	108,278	75,586
Leasehold improvements	2-7	15,659	15,073
Furniture and fixtures	5	10,759	10,366
Construction in progress	n/a	662	4,266

Subtotal		148,907	118,366
Less: accumulated depreciation		(86,824)	(64,898)

Land, building and equipment, net		$62,083	$53,468

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2009, construction in progress related to the build-out of hosted data centers. Depreciation expense, associated with building and equipment, for fiscal 2010, 2009 and 2008 was $21.6 million, $18.7 million and $16.4 million, respectively.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	September 30,	September 30,
	2010	2009

Compensation	$56,047	$52,600
Sales and marketing incentives(a)	40,780	4,413
Cost of revenue related liabilities	10,028	7,585
Accrued business combination costs	10,197	12,144
Professional fees	9,908	8,945
Sales and other taxes payable	5,211	5,913
Acquisition costs and liabilities	4,970	8,522
Income taxes payable	4,357	7,185
Deferred tax liability	—	1,614
Security price guarantee	1,034	—
Other	9,089	8,042

Total	$151,621	$116,963

(a)	Accrued sales and marketing incentives include a EUR 25.0 million ($34.0 million based on the September 30, 2010 exchange rate) fixed obligation assumed in connection with our acquisition of SpinVox as disclosed in Note 3. During the third quarter of fiscal 2010, we placed EUR 18.0 million ($24.5 million based on the September 30, 2010 exchange rate) in an irrevocable standby letter of credit account. These funds are restricted for the payment of the portion of the fixed obligation due in December 2010 and has been reported as restricted cash in the accompanying balance sheets.

10.	Credit Facilities and Debt

At September 30, 2010 and 2009, we had the following borrowing obligations (dollars in thousands):

	September 30,	September 30,
	2010	2009

2.75% Convertible Debentures, net of unamortized discount of $36.3 million and $44.9 million, respectively	$213,654	$205,064
Credit Facility	643,563	650,263
Obligations under capital leases and other	1,561	433

Total long-term debt	858,778	855,760
Less: current portion	7,764	6,862

Non-current portion of long-term debt	$851,014	$848,898

The estimated fair value of our long-term debt approximated $902.2 million and $893.2 million at September 30, 2010 and 2009, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on fluctuations in market interest rates, as well as changes to our credit ratings. These fluctuations may have little to no correlation to our reported debt balances. The term loan portion of our Credit Facility is traded and the fair values are based upon traded prices as of the reporting dates. The fair values of the 2.75% Convertible Debentures at each respective reporting date were estimated using the averages of the September 30, 2010 and September 30, 2009 bid and ask trading quotes. We had no outstanding balance on the revolving credit line portion of our Credit Facility. Our capital lease obligations and other debt are not traded and the fair values of these instruments are assumed to approximate their carrying values as of September 30, 2010 and September 30, 2009.

2.75% Convertible Debentures

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. Upon the adoption of ASC 470-20, the difference of $54.7 million between the fair value of the liability component of the 2027 Debentures and the net proceeds on the date of issuance was retrospectively recorded as additional paid-in-capital and additional debt discount. The aggregate debt discount, consisting of both the discount related to the adoption of ASC 470-20 and the date of issuance difference between the principal amount of the 2027 Debentures and the net proceeds received, and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. As of September 30, 2010 and 2009, the ending unamortized discount was $36.3 million and $44.9 million, respectively, and the ending unamortized deferred debt issuance costs were $0.4 million and $0.5 million, respectively. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2010, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility

We entered into a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of September 30, 2010, $643.6 million remained outstanding under the term loans, there were $21.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2010, we were in compliance with the covenants under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) the base rate (which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum) or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for term loan borrowings under the Credit Facility ranges from 0.75% to 1.50% per annum with respect to base rate borrowings and from 1.75% to 2.50% per annum with respect to LIBOR-based borrowings, depending on our leverage ratio. The applicable margin for the revolving loan borrowings under the Credit Facility ranges from 0.50% to 1.25% per annum with respect to base rate borrowings and from 1.50% to 2.25% per annum with respect to LIBOR-based borrowings, depending upon our leverage ratio. As of September 30, 2010, the applicable margin for the term loan was 1.00% for base rate borrowings and 1.75% for LIBOR-based borrowings. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2010, the commitment fee rate was 0.375% and the effective interest rate was 2.02%.

We capitalized debt issuance costs related to the Credit Facility and are amortizing the costs to interest expense using the effective interest rate method through March 2012 for costs associated with the revolving credit facility and through March 2013 for costs associated with the term loan. As of September 30, 2010 and 2009, the ending unamortized deferred financing fees were $5.8 million and $7.7 million, respectively, and are included in other assets in the accompanying consolidated balance sheet.

The Credit Facility is subject to repayment in four equal quarterly installments of 1% per annum ($6.7 million per year, not including interest, which is also payable quarterly), and an annual excess cash flow sweep, as defined in the Credit Facility, which is payable beginning in the first quarter of each fiscal year, beginning in fiscal 2008, based on the excess cash flow generated in the previous fiscal year. We have not generated excess cash flows in any period and no additional payments are required. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that may be required to be repaid in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount

2011	$6,700
2012	6,700
2013	630,163

Total	$643,563

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

11.	Financial Instruments and Hedging Activities

Interest Rate Swap Agreements

To manage the interest rate exposure on our variable-rate borrowings, we use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. As of September 30, 2010, we have two outstanding interest rate swaps designated as cash flow hedges with an aggregate notional amount of $200 million. The interest rates on these swaps are 2.7% and 2.1%, plus the applicable margin for the Credit Facility, and they expire in October 2010 and November 2010, respectively. As of September 30, 2010 and 2009, the aggregate cumulative unrealized gains (losses) related to these swaps, and a previous swap that matured on March 31, 2009, were $3.5 million and $(4.0) million, respectively and were included in accumulated other comprehensive income in the accompanying balance sheets.

Forward Currency Contracts Designated as Cash Flow Hedges

During fiscal 2009 and 2010, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Canadian dollars which are designated as cash flow hedges. At September 30, 2010 the unsettled contracts had an aggregate remaining notional value of CAD$13.7 million ($13.3 million based on the September 30, 2010 exchange rate). These contracts settle monthly through October 2011. As of September 30, 2010, the aggregate cumulative unrealized gains related to these contracts were immaterial.

During fiscal 2010, we entered into foreign currency contracts to hedge exposure on the variability of cash flows in Hungarian Forints (“HUF”) which are designated as cash flow hedges. At September 30, 2010, the unsettled contracts had an aggregate remaining notional value of HUF 1,017.0 million ($5.0 million based on the September 30, 2010 exchange rate). These contracts settle monthly through October 2011. As of September 30, 2010, the aggregate cumulative unrealized gains related to these contracts were immaterial.

Other Derivative Activities

We have foreign currency contracts that are not designated as hedges. Changes in fair value of foreign currency contracts not qualifying as hedges are reported in earnings as part of other income (expense), net.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2010, we entered into a foreign currency forward contract to offset foreign currency exposure on a fixed obligation assumed in connection with our acquisition of SpinVox as disclosed in Note 3. The notional value of the contract is Euro 18.0 million. The contract matures in December 2010.

From time to time we will enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. These transactions are described in Notes 2 and 6. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as non-operating income (expense) with other income (expense), net. During the year ended September 30, 2010, we received cash payments totaling $7.3 million upon the settlement of the arrangements that closed during the year.

The following is a summary of the outstanding shares subject to security price guarantees at September 30, 2010 (dollars in thousands):

	Number of Shares		Total Value of Shares
Issue Date	Issued	Settlement Date	on Issue Date

March 31, 2010	753,800	October 1, 2010	$12,400
June 24, 2010	152,440	December 24, 2010	$2,500
September 28, 2010	1,178,732	March 28, 2011	$18,400
September 30, 2010	1,572,607	March 30, 2011	$24,800

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a quantitative summary of the fair value of our hedged and non-hedged derivative instruments as of September 30, 2010 and 2009 (dollars in thousands):

		Fair Value
		September 30,	September 30,
Description	Balance Sheet Classification	2010	2009

Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$767	$8,682
Security Price Guarantees	Prepaid expenses and other current assets	—	2,299
Security Price Guarantees	Accrued expenses and other current liabilities	(982)	—

Net asset (liability) value of non-hedged derivative instruments		$(215)	$10,981

Derivatives Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$729	$—
Interest rate swaps	Accrued expenses and other current liabilities	(503)	—
Interest rate swaps	Other long-term liabilities	—	(3,982)

Net asset (liability) value of hedged derivative instruments		$226	$(3,982)

The following tables summarize the activity of derivative instruments for fiscal 2010 and 2009 (dollars in thousands):

Derivatives Designated as Hedges for the Fiscal Year Ended September 30

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009

Foreign currency contracts	$734	$—	Other income (expense),net	$(5)	$—
Interest rate swaps	$3,479	$(3,103)	N/A	$—	$—

Derivatives Not Designated as Hedges for the Fiscal Year Ended September 30

		Amount of Gain
	Location of Gain	Recognized in Income
	Recognized in Income	2010	2009

Foreign currency contracts	Other income (expense), net	$767	$8,682
Security price guarantees	Other income (expense), net	$4,026	$2,299

12.	Fair Value Measures

We adopted the provisions of ASC 820 Fair Value Measurement, relative to financial instruments on October 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASC 820 establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and 2009 consisted of (dollars in thousands):

	September 30, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$470,845	$—	$—	$470,845
US government agency securities(a)	1,000	—	—	1,000
Marketable securities(b)	—	33,366	—	33,366
Foreign currency exchange contracts(b)	—	1,496	—	1,496

Total assets at fair value	$471,845	$34,862	$—	$506,707

Liabilities:
Security price guarantees(c)	$—	$982	$—	$982
Interest rate swaps(d)	—	503	—	503
Contingent earn-out(e)	—	—	724	724

Total liabilities at fair value	$—	$1,485	$724	$2,209

	September 30, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$403,250	$—	$—	$403,250
US government agency securities(a)	10,013	—	—	10,013
Foreign currency exchange contracts(b)	—	8,682	—	8,682
Security price guarantees(c)	—	2,299	—	2,299

Total assets at fair value	$413,263	$10,981	$—	$424,244

Liabilities:
Interest rate swaps(d)	$—	$3,982	$—	$3,982

Total liabilities at fair value	$—	$3,982	$—	$3,982

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

(b)	The fair value of our marketable securities and foreign currency exchange contracts is based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

(c)	The fair values of the security price guarantees are determined using a Black-Scholes model, derived from observable inputs such as US treasury interest rates, our common stock price, and the volatility of our common

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.

(d)	The fair values of the interest rate swaps are estimated using discounted cash flow analyses that factor in observable market inputs such as LIBOR — based yield curves, forward rates, and credit spreads.

(e)	The fair value of the contingent earn-out is estimated using the probability of achieving certain financial targets established in the purchase agreement together with the changes in our common stock price.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the year ended September 30, 2010 (dollars in thousands):

Balance as of October 1, 2009	$—
Earn-out liability established at time of acquisition	1,034
Charges (credits) to acquisition-related costs, net	(310)

Balance as of September 30, 2010	$724

13.	Accrued Business Combination Costs

We have, in connection with certain of our business combinations, incurred restructuring costs. Restructuring costs are typically comprised of severance costs, costs of consolidating duplicate facilities and contract termination costs. In accordance with our adoption of ASC 805 in fiscal 2010, restructuring expenses are recognized at the date of acquisition if such restructuring costs meet the recognition criteria in ASC 420, Exit or Disposal Cost Obligations. Prior to our adoption of ASC 805, restructuring expenses were recognized based upon plans that were committed to by management at the date of acquisition, but were generally subject to refinement during the purchase price allocation period (generally within one year of the acquisition date). In addition to plans resulting from the business combination, previous acquisitions have included companies who have established liabilities relating to lease exit costs as result of their previous restructuring activities. Regardless of the origin of the lease exit costs, we are required to make assumptions relating to sublease terms, sublease rates and discount rates. We base our estimates and assumptions on the best information available at the time of the obligation having arisen. These estimates are reviewed and revised as facts and circumstances dictate, with any changes being recorded to goodwill (for acquisitions completed prior to October 2009) or restructuring and other charges (credits), net. Changes in these estimates could have a material effect on the amount accrued on the balance sheet. Discussed in detail below are two individually significant facilities which were abandoned by the acquired company prior to our acquisition of the company, and for which the obligations to the lessors, we have assumed.

In connection with the acquisitions of SpeechWorks International, Inc. in August 2003 and Former Nuance in September 2005, we assumed two individually significant lease obligations that were abandoned prior to the acquisition dates. These obligations expire in 2016 and 2012, respectively, and the fair value of the obligations, net of estimated sublease income, was recognized as a liability assumed by us in the allocation of the final purchase price. The net payments have been discounted in calculating the fair value of these obligations, and the discount is being accreted through the term of the lease. Cash payments net of sublease receipts are presented as cash used in financing activities on the consolidated statements of cash flows.

Additionally, prior to the adoption of ASC 805, we implemented restructuring plans to eliminate duplicate facilities, personnel or assets in connection with business combinations. These costs were recognized as liabilities assumed, and accordingly are included in the allocation of the purchase price, generally resulting in an increase to the recorded amount of the goodwill.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity for the years ended September 30, 2010, 2009 and 2008, relating to all facilities and personnel recorded in accrued business combination costs, is as follows (dollars in thousands):

	Facilities	Personnel	Total

Balance at October 1, 2007	$49,240	$779	$50,019
Charged to goodwill	1,586	(68)	1,518
Charged to restructuring and other charges, net	198	—	198
Charged to interest expense	1,718	—	1,718
Cash payments, net of sublease receipts	(11,564)	(711)	(12,275)

Balance at September 30, 2008	41,178	—	41,178
Charged to goodwill	2,689	6,391	9,080
Charged to restructuring and other charges, net	111	—	111
Charged to interest expense	1,677	—	1,677
Cash payments, net of sublease receipts	(11,104)	(3,894)	(14,998)

Balance at September 30, 2009	34,551	2,497	37,048
Charged to goodwill	(15)	(759)	(774)
Charged to restructuring and other charges, net	(769)	—	(769)
Charged to interest expense	1,241	—	1,241
Cash payments, net of sublease receipts	(11,137)	(1,579)	(12,716)

Balance at September 30, 20010	$23,871	$159	$24,030

	September 30,	September 30,
	2010	2009

Reported as:
Current	$10,197	$12,144
Long-term	13,833	24,904

Total	$24,030	$37,048

14.	Restructuring and Other Charges, net

Fiscal 2010

For fiscal 2010, we recorded net restructuring and other charges of $18.7 million, which consisted primarily of $9.6 million related to the elimination of approximately 175 personnel across multiple functions within our company, including acquired entities, a $6.8 million write-off of previously capitalized patent defense costs as a result of unsuccessful litigation and $2.1 million of contract termination costs.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adverse ruling arising from a vendor’s claims of underpayment of historical royalties for technology discontinued in 2005 and $1.4 million related to the consolidation or elimination of excess facilities.

The following table sets forth the fiscal 2010, 2009 and 2008 accrual activity relating to restructuring and other charges (in thousands):

	Personnel	Facilities	Other	Total

Balance at October 1, 2007	$308	$—	$—	$308
Restructuring and other charges (credits), net	4,231	1,397	1,393	7,021
Non-cash adjustment	—	(10)	—	(10)
Cash payments	(4,173)	(628)	—	(4,801)

Balance at September 30, 2008	366	759	1,393	2,518
Restructuring and other charges (credits), net	5,283	95	31	5,409
Cash payments	(5,042)	(544)	(1,396)	(6,982)

Balance at September 30, 2009	607	310	28	945
Restructuring and other charges (credits), net	9,634	155	8,871	18,660
Non-cash adjustment	—	—	(6,833)	(6,833)
Cash payments	(8,403)	(182)	(2,066)	(10,651)

Balance at September 30, 2010	$1,838	$283	$—	$2,121

15.	Supplemental Cash Flow Information

Cash paid for Interest and Income Taxes:

	Year Ended September 30,
	2010	2009	2008
	(In thousands)

Interest Paid	$27,899	$33,857	$49,988
Income taxes paid	$14,215	$18,227	$5,599

Non Cash Investing and Financing Activities:

During fiscal 2010, 2009 and 2008, we issued shares of our common stock in connection with several of our business and asset acquisitions, including shares initially held in escrow. Note 3 details the shares of our common stock, including per share prices thereof, issued in fiscal 2010, 2009, and 2008 to complete business acquisitions during those years. Note 6 details the same information with regard to our fiscal 2010 and 2009 intangible asset acquisitions. We did not complete any significant asset acquisitions in fiscal 2008.

16.	Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. We have designated 100,000 shares as Series A Preferred Stock and 15,000,000 shares as Series B Preferred Stock. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), we issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, we announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis and has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the rate of $0.05 per annum per share, payable when, and if, declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. We have reserved 3,562,238 shares of our common stock for issuance upon conversion of the Series B Preferred Stock. Other than the 3,562,238 shares of Series B Preferred Stock that are issued and outstanding, there are no other shares of preferred stock issued or outstanding in fiscal 2010 or fiscal 2009.

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

Private Placements of Securities

We have, from time to time, entered into stock and warrant agreements with Warburg Pincus. In connection with these agreements, we granted Warburg Pincus the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to them under each of their purchase transactions, including shares of common stock underlying the warrants. The following table summarizes the warrant and stock activities with Warburg Pincus during the three year period ended September 30, 2010:

Warrants Exercised

	Exercise Price
Date	per Share	Total Shares	Proceeds Received
			(Dollars in thousands)

April 7, 2010	$4.94	2,500,000	$12,350
September 15, 2009	5.00	3,177,570	15,888
July 29, 2009	5.00	863,236	4,316
July 29, 2009	0.61	525,732	321

Common Stock Issued

Date	Price per Share	Total Shares	Proceeds Received
			(Dollars in thousands)

January 29, 2009	$10.06	17,395,626	$175,046
May 20, 2008	17.36	5,760,369	100,110

At September 30, 2010, Warburg Pincus holds the following warrants to purchase shares of our common stock:

Issuance Date	Price per Share	Total Shares	Expiration Date

January 29, 2009	$11.57	3,862,422	January 29, 2013
May 20, 2008	20.00	3,700,000	May 20, 2012

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Common Stock Warrant Activity

On November 15, 2004, in connection with our acquisition of Phonetic, we issued warrants to purchase 750,000 shares of our common stock at an exercise price of $4.46 per share that were to vest, if at all, upon the achievement of certain performance targets. In December 2009, we paid $11.3 million in cash to the former shareholders of Phonetic in final settlement of the earn-out provisions of the agreement. The 750,000 warrants did not vest and were cancelled in connection with the final settlement.

In connection with the acquisition of SpeechWorks in 2003, we issued a warrant to our investment banker, expiring on August 11, 2011, for the purchase of 150,000 shares of our common stock at an exercise price of $3.98 per share. The warrant provides the holder with the option to exercise the warrants on a net, or cashless, basis. The warrant became exercisable on August 11, 2005, and was valued at its issuance at $0.2 million based upon the Black-Scholes option pricing model. In October 2006, the warrant was exercised to purchase 125,620 shares of our common stock. The holder of the warrant elected a cashless exercise resulting in a net issuance of 75,623 shares of our common stock. In May 2010, the remaining 12,190 shares were exercised in a cashless exercise resulting in the issuance of 9,350 shares of common stock.

We have determined that all of our common stock warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheets based on the conclusion that the above-noted warrants are indexed to our common stock and are exercisable only into our common stock.

17.	Stock-Based Compensation

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	2010	2009	2008

Cost of product and licensing	$28	$11	$18
Cost of professional services, subscription and hosting	11,043	9,889	7,991
Cost of maintenance and support	756	743	1,278
Research and development	9,381	9,840	14,325
Selling and marketing	38,152	27,057	24,394
General and administrative	40,779	23,867	20,625

	$100,139	$71,407	$68,631

Stock Options

We have share-based award plans under which employees, officers and directors may be granted stock options to purchase our common stock, generally at fair market value. During fiscal 2009 and 2010, stock options have been primarily granted to senior management and officers of the Company. Our plans do not allow for options to be granted at below fair market value, nor can they be re-priced at any time. Options granted under plans adopted by the Company become exercisable over various periods, typically two to four years and have a maximum term of ten years. We have also assumed options and option plans in connection with certain of our acquisitions. These stock options are governed by the plans and agreements that they were originally issued under, but are now exercisable for shares of our common stock.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to stock options for the years ended September 30, 2010, 2009 and 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)

Outstanding at October 1, 2007	18,240,722	$6.48
Assumed from eScription	2,846,118	$4.35
Granted	636,440	$15.45
Exercised	(5,861,906)	$3.19
Forfeited	(813,972)	$11.18
Expired	(50,888)	$6.89

Outstanding at September 30, 2008	14,996,514	$7.47
Assumed from SNAPin	1,258,708	$3.48
Granted	1,092,000	$12.07
Exercised	(2,570,999)	$3.92
Forfeited	(987,399)	$15.44
Expired	(234,958)	$12.67

Outstanding at September 30, 2009	13,553,866	$7.48
Granted	1,200,000	$13.81
Exercised	(3,433,701)	$5.39
Forfeited	(350,884)	$13.65
Expired	(266,044)	$16.26

Outstanding at September 30, 2010	10,703,237	$8.44	3.5 years	$78.4 million

Exercisable at September 30, 2010	9,137,554	$7.62	3.1 years	$74.2 million

Exercisable at September 30, 2009	10,575,346

Exercisable at September 30, 2008	10,473,073

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the closing market value of our common stock on September 30, 2010 ($15.64) and the exercise price of the underlying options.

As of September 30, 2010, the total unamortized fair value of stock options was $7.0 million with a weighted average remaining recognition period of 1.1 years. A summary of weighted-average grant-date (including assumed options) fair value and intrinsic value of stock options exercised is as follows:

	2010	2009	2008

Weighted-average grant-date fair value per share	$5.90	$8.00	$14.78
Total intrinsic value of stock options exercised (in millions)	$36.1	$21.0	$89.6

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the stock options granted and unvested options assumed from acquisitions were calculated using the following weighted-average assumptions:

	2010	2009	2008

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.9%	55.1%	53.9%
Average risk-free interest rate	2.4%	2.7%	3.3%
Expected term (in years)	4.2	5.8	5.5

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

		Number of Shares
	Number of Shares	Underlying
	Underlying	Restricted Units —
	Restricted Units —	Time-Based
	Contingent Awards	Awards

Outstanding at October 1, 2007	729,417	6,079,383
Assumed in acquisition of eScription	367,253	438,791
Granted	1,543,365	3,812,617
Earned/released	(199,208)	(2,866,528)
Forfeited	(26,303)	(606,739)

Outstanding at September 30, 2008	2,414,524	6,857,524
Assumed in acquisition of SNAPin	—	299,446
Granted	1,292,617	5,392,361
Earned/released	(291,450)	(2,865,505)
Forfeited	(575,018)	(928,496)

Outstanding at September 30, 2009	2,840,673	8,755,330
Granted	1,698,743	4,693,440
Earned/released	(950,253)	(4,800,175)
Forfeited	(721,323)	(853,481)

Outstanding at September 30, 2010	2,867,840	7,795,114

Weighted average remaining contractual term of outstanding Restricted Units	0.8 years	1.3 years
Aggregate intrinsic value of outstanding Restricted Units(1)	$44.9 million	$121.9 million
Restricted Units vested and expected to vest	2,660,986	7,152,809
Weighted average remaining contractual term of Restricted Units vested and expected to vest	0.8 years	1.3 years
Aggregate intrinsic value of Restricted Units vested and expected to vest(1)	$41.6 million	$111.9 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of our common stock on September 30, 2010 ($15.64) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of September 30, 2010, unearned stock-based compensation expense related to all unvested Restricted Units is $117.2 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.7 years.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	2010	2009	2008

Weighted-average grant-date fair value per share	$13.15	$11.39	$18.01
Total intrinsic value of shares vested (in millions)	$91.3	$33.3	$55.5

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock is included in the issued and outstanding common stock in these financial statements at date of grant. There were no new grants of restricted stock in fiscal 2010 or 2009 and all shares were fully vested at September 30, 2009. The table below summarizes activity relating to Restricted Stock for fiscal 2008 and 2009:

	Number of
	Shares	Weighted
	Underlying	Average Grant
	Restricted	Date Fair
	Stock	Value

Outstanding at October 1, 2007	1,195,902	$6.17
Granted	250,000	$15.89
Vested	(820,832)	$5.53

Outstanding at September 30, 2008	625,070	$10.90
Vested	(625,070)	$10.90

Outstanding at September 30, 2009	—	$—

The purchase price for vested Restricted Stock is $0.001 per share. A summary of weighted-average grant-date fair value and intrinsic value of Restricted Stock vested are as follows:

	2010	2009	2008

Weighted-average grant-date fair value per share	N/A	N/A	$15.89
Total intrinsic value of shares vested (in millions)	N/A	$8.65	$16.85

In order to satisfy our employees’ withholding tax liability as a result of the vesting of Restricted Stock, we have historically repurchased shares upon the employees’ vesting. Similarly, in order to satisfy our employees’ withholding tax liability as a result of the release of our employees’ Restricted Units, including units released related to acquisitions, we have historically cancelled a portion of the common stock upon the release. In fiscal 2010, we withheld payroll taxes totaling $26.5 million ($22.0 million of cash paid) relating to 1.7 million shares of common stock that were repurchased or cancelled. Based on our estimate of the Restricted Awards that will vest or be released in fiscal 2011, and further assuming that one-third of these Restricted Awards would be repurchased or cancelled to satisfy the employee’s withholding tax liability (such amount approximating the tax rate of our employees), we would have an obligation to pay cash relating to approximately 1.9 million shares during fiscal 2011.

1995 Employee Stock Purchase Plan

Our 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on January 29, 2010, authorizes the issuance of a maximum of 10,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Stock-based compensation expense for the employee stock purchase plan is recognized for the fair value benefit accorded to participating employees. At September 30, 2010, 4,596,836 shares were reserved for future issuance. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the Plan are as follows:

	2010	2009	2008

Weighted-average grant-date fair value per share	$3.80	$3.49	$5.09
Total shares issued (in millions)	1.0	1.2	0.7
Total stock-based compensation expense (in millions)	$3.5	$3.7	$3.4

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed above relative to stock options:

	2010	2009	2008

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	38.7%	62.1%	53.1%
Average risk-free interest rate	0.2%	0.3%	2.1%
Expected term (in years)	0.5	0.5	0.5

18.	Commitments and Contingencies

Operating Leases

We have various operating leases for office space around the world. In connection with many of our acquisitions, we assumed facility lease obligations. Among these assumed obligations are lease payments related to office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 13). Additionally, certain of our lease obligations have been included in various restructuring charges (Note 14). The following table outlines our gross future minimum payments under all non-cancelable operating leases as of September 30, 2010 (dollars in thousands):

	Operating	Leases Under	Other Contractual
Year Ending September 30,	Leases	Restructuring	Obligations Assumed	Total

2011	$21,020	$3,126	$13,947	$38,093
2012	19,403	1,942	12,299	33,644
2013	17,401	932	2,323	20,656
2014	14,667	—	2,326	16,993
2015	14,094	—	2,329	16,423
Thereafter	33,013	—	965	33,978

Total	$119,598	$6,000	$34,189	$159,787

At September 30, 2010, we have subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms is $13.7 million and ranges from approximately $1.3 million to $4.3 million on an annual basis through February 2016.

Total rent expense charged to operations was approximately $20.5 million, $19.6 million and $15.2 million for the years ended September 30, 2010, 2009 and 2008, respectively.

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

Vianix LLC has filed three legal actions against us, consisting of two breach of contract actions and a copyright infringement claim. We believe that our maximum potential exposure, specifically related to one of the breach of contract actions and the copyright infringement claim, is immaterial. It is too early for us to reach a conclusion as to

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ultimate outcome or proposed settlement of these actions, or to estimate the potential loss that could result from a settlement or adverse judgment against us in the second breach of contact action. We have not accrued any settlement liability for these actions.

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

19.	Pension and Other Post-Retirement Benefits

Defined Contribution Plan

We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective July 1, 2003, Company match of employee’s contributions was established. We match 50% of employee contributions up to 4% of eligible salary. Employees who were hired prior to April 1, 2004 were 100% vested into the plan as soon as they started to contribute to the plan. Employees hired on or after April 1, 2004, vest one-third of the contribution annually over a three-year period. Our contributions to the 401(k) Plan totaled $3.3 million, $3.2 million and $2.9 million for fiscal 2010, 2009 and 2008, respectively.

Defined Benefit Pension Plans

In accordance with the provisions set forth in ASC 715, we recognized the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of our postretirement benefit plans in the consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive loss, net of tax. These amounts in accumulated other comprehensive loss will be subsequently recognized as net periodic pension expense.

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

The following table shows the changes in fiscal 2010 and 2009 in the projected benefit obligation, plan assets and funded status of the defined benefit pension plans (dollars in thousands):

	Pension Benefits
	2010	2009

Change in Benefit Obligations:
Benefit obligation at beginning of period	$22,850	$22,408
Service cost	5	—
Interest cost	1,222	1,179
Actuarial loss	1,933	2,752
Currency exchange rate changes	48	(2,456)
Benefits paid	(991)	(1,033)

Benefit obligation at end of period	25,067	22,850

Change in Plan Assets:
Fair value of plan assets, beginning of period	17,549	18,397
Actual return on plan assets	2,194	1,121
Employer contribution	843	958
Currency exchange rate changes	155	(1,894)
Benefits paid	(991)	(1,033)

Fair value of plan assets, end of period	19,750	17,549

Funded status at end of period	$(5,317)	$(5,301)

The amounts recognized in our consolidated balance sheets consisted of the following (dollars in thousands):

	Pension Benefits
	2010	2009

Other assets	$506	$1,124
Other liabilities	(5,823)	(6,425)

Net liability recognized	$(5,317)	$(5,301)

The amounts recognized in accumulated other comprehensive loss as of September 30, 2010 consisted of the following (dollars in thousands):

Pension Benefits

Actuarial loss recognized in accumulated other comprehensive loss	$(4,855)

The following represents the amounts included in accumulated other comprehensive loss on the consolidated balance sheet as of September 30, 2010 that we expect to recognize in earnings during fiscal 2011 (dollars in thousands):

Pension Expense

Actuarial loss	$(255)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligations for the two defined benefit pension plans was $25.1 million at September 30, 2010.

Included in the table below are the amounts relating to our UK pension plan, which has accumulated benefit obligations and projected benefit obligations in excess of plan assets (in thousands):

	Pension Benefits
	2010	2009

Aggregate projected benefit obligations	$21,939	$19,967
Aggregate accumulated benefit obligations	21,939	19,967
Aggregate fair value of plan assets	16,117	13,542

The components of net periodic benefit cost of the pension plans were as follows (dollars in thousands):

	Pension Benefits
	2010	2009

Service cost	$5	$—
Interest cost	1,222	1,179
Expected return on plan assets	(1,038)	(1,058)
Amortization of unrecognized loss	251	47

Net periodic pension cost	$440	$168

Plan Assumptions:

Weighted-average assumptions used in developing the net periodic benefit cost for the pension plans were as follows:

	Pension
	Benefits
	2010	2009

Discount rate	5.5%	6.1%
Average compensation increase	N/A (1)	N/A (1)
Expected rate of return on plan assets	6.2%	6.7%

(1)	Rate of compensation increase is not applicable as there are no active members in the plan.

The weighted average discount rate used in developing the benefit obligations was 5.0% and 6.1% at September 30 2010 and 2009, respectively.

Asset Allocation and Investment Strategy:

The percentages of the fair value of pension plan assets actually allocated and targeted for allocation, by asset category, at September 30, 2010 and September 30, 2009, were as follows:

	Actual		Target
Asset Category	2010	2009	2010	2009

Equity securities	54%	62%	40%	58%
Debt securities	46%	38%	60%	42%

Total	100%	100%	100%	100%

The plan administrators recently updated the asset allocation targets to reflect changes in the participant population and the expected period that future benefits will become payable. The investments held by the plans will

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be rebalanced during the next fiscal year to reflect this updated target allocation. The weighted average expected long-term rate of return for the plan assets is 6.2%. The expected long-term rate of return on plan assets is determined based on a variety of considerations, including established asset allocation targets and expectations for those asset classes, historical returns of the plans’ assets and other market considerations. We invest our pension assets with the objective of achieving a total rate of return, over the long term, sufficient to fund future pension obligations and to minimize future pension contribution requirements. All of the assets are invested in funds offered to institutional investors that are similar to mutual funds in that they provide diversification by holding various debt and equity securities.

The fair value of total pension plan assets by major category at September 30, 2010 is as follows:

September 30, 2010

Equity securities	$10,728
Debt Securities	9,022

Total pension assets	19,750

The assets are all invested in funds which are not quoted on any active market and are valued based on the underlying debt and equity investments and their individual prices at any given time, and thus are classified as Level 2 within the fair value hierarchy as defined in ASC 20 and described in Note 12.

Employer Contributions:

We expect to contribute $1.4 million to our pension plans in fiscal 2011. Included in this contribution is a minimum funding requirement associated with our UK pension which requires an annual minimum payment of £859,900 (approximately $1.4 million based on the exchange rate at September 30, 2010) for each year through fiscal 2014.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

Year Ending September 30,	Pension Benefits

2011	$1,154
2012	1,175
2013	1,221
2014	1,242
2015	1,262
Thereafter	6,605

Total	$12,659

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Income Taxes

The components of income (loss) before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2010	2009	2008

Domestic	$(15,543)	$(1,549)	$(30,434)
Foreign	14,478	22,553	8,028

Income (loss) before income taxes	$(1,065)	$21,004	$(22,406)

The components of the income tax provision (benefit) are as follows (dollars in thousands):

	Year Ended September 30,
	2010	2009	2008

Current:
Federal	$(1,634)	$1,119	$1,048
State	2,484	5,439	10,782
Foreign	13,442	8,115	2,233

	14,292	14,673	14,063

Deferred:
Federal	7,052	14,952	20,177
State	942	12,740	(20,796)
Foreign	(4,252)	(1,974)	1,110

	3,742	25,718	491

Provision for income taxes	$18,034	$40,391	$14,554

A reconciliation of our effective tax rate to the statutory federal rate is as follows:

	2010	2009	2008

Federal statutory tax rate	35.0%	35.0%	35.0%
Stock-based compensation	(298.9)	17.5	(30.1)
Foreign taxes	(228.4)	(6.2)	(13.8)
Foreign benefit — refundable credits	—	—	24.9
State tax, net of federal benefit	(287.1)	25.3	(48.2)
State tax law enactment, net of federal benefit	—	39.9	131.6
Nondeductible expenditures	(47.8)	8.8	(9.3)
Change in valuation allowance	(958.8)	62.5	(163.4)
Executive compensation	(381.4)	7.6	(1.1)
Federal credits, net	—	—	6.3
Other	474.1	1.9	3.1

Effective income tax rate	(1,693.3)%	192.3%	(65.0)%

During fiscal 2010, tax benefits were recorded for the favorable settlements of a $1.1 million U.S. federal tax audit contingency related to our acquisition of eCopy and a $1.0 million state tax penalty contingency related to our acquisition of escription. Additionally, we recorded a $1.1 million U.S. federal tax benefit related to certain tax loss

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrybacks resulting from a tax law change and a $1.1 million tax benefit resulting from certain international research and development credits.

During fiscal 2009, the tax provision includes a charge of $8.0 million related to our election to treat the eScription acquisition as an asset purchase. Also included in the fiscal 2009 tax provision is a charge of $3.2 million as a result of the Massachusetts state tax law enactment relating to the utilization of net operating losses.

The cumulative amount of undistributed earnings of our foreign subsidiaries amounted to $77.0 million at September 30, 2010. We have not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings, as such earnings have been indefinitely reinvested in the business. An estimate of the tax consequences from the repatriation of these earnings is not practicable at this time resulting from the complexities of the utilization of foreign tax credits and other tax assets.

Deferred tax assets (liabilities) consist of the following at September 30, 2010 and 2009 (dollars in thousands):

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$268,882	$225,660
Federal and state credit carryforwards	22,768	19,241
Capitalized research and development costs	23,673	26,351
Accrued expenses and other reserves	55,385	51,315
Deferred revenue	25,090	14,490
Deferred compensation	18,952	18,335
Depreciation	—	2,955
Other	6,205	8,712

Total deferred tax assets	420,955	367,059
Valuation allowance for deferred tax assets	(297,513)	(224,597)

Net deferred tax assets	123,442	142,462
Deferred tax liabilities:
Depreciation	(1,900)	—
Convertible debt	(12,120)	(15,131)
Acquired intangibles	(170,022)	(180,148)

Net deferred tax liabilities	$(60,600)	$(52,817)

Reported as:
Current deferred tax assets(a)	$—	$1,394
Long-term deferred tax assets(b)	3,131	3,749
Current deferred tax liabilities(c)	—	(1,614)
Long-term deferred tax liability(d)	(63,731)	(56,346)

Net deferred tax liabilities	$(60,600)	$(52,817)

(a)	Included in prepaid expenses and other current assets in the consolidated balance sheets.

(b)	Included in other assets in the consolidated balance sheets.

(c)	Included in accrued expenses and other current liabilities in the consolidated balance sheets.

(d)	Included in deferred tax liability in the consolidated balance sheets.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010, our valuation allowance for U.S. net deferred tax assets totaled $186.2 million, which consists of $192.5 million in beginning allowance, plus a $3.7 million increase to income tax provision due to increases in net deferred tax assets in fiscal 2010, a $9.5 million increase in valuation allowance resulting from goodwill and acquisition related adjustments and a $19.5 million decrease for an adjustment to the underlying deferred tax carrying balances.. A portion of the deferred tax liabilities are created resulting from the different treatment of goodwill for book and tax purposes which cannot offset deferred tax assets in determining the valuation allowance. As of September 30, 2010, our valuation allowance for foreign deferred tax assets totaled $111.3 million, which consists of $32.0 million in beginning allowance, plus a $6.7 million increase to income tax provision due to increases in net deferred tax assets in fiscal 2010 and a $72.6 million increase in valuation allowance resulting from goodwill and acquisition related adjustments.

As of September 30, 2010 and 2009, $240.1 million and $164.3 million, respectively, of our valuation allowance is associated with tax assets arising from business combinations. When and if any of this valuation allowance is released, it will be recorded as a benefit in the statement of operations.

At September 30, 2010 and 2009, we had U.S. federal net operating loss carryforwards of $579.1 million and $600.6 million, respectively, of which $210.0 million and $186.7 million, respectively, relate to tax deductions from stock-based compensation which will be recorded as additional paid-in-capital when realized. At September 30, 2010 and 2009, we had state net operating loss carryforwards of $203.5 million and $170.2 million, respectively. The net operating loss and credit carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state tax provisions. At September 30, 2010 and 2009, we had foreign net operating loss carryforwards of $427.0 million and $127.3 million, respectively. These carryforwards will expire at various dates beginning in 2010 and extending through 2029, if not utilized.

At September 30, 2010 and 2009, we had federal research and development carryforwards of $15.2 million and $13.0 million, respectively. At September 30, 2010 and 2009, we had state research and development credit carryforwards of $5.9 million and $6.9 million, respectively.

Uncertain Tax Positions

Effective October 1, 2007, we adopted the provisions of ASC 740-10 (formerly referred to as FASB Interpretation No. 48 (“FIN 48”)), and we began establishing reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. Under the comprehensive model, reserves are established when we have determined that it is more likely than not that a tax position will or will not be sustained and at the greatest amount for which the result is more likely than not. As a result of the adoption of ASC 740-10, during fiscal 2008, we recognized an adjustment of $0.9 million in our liability for unrecognized tax benefits. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows:

	September 30,
	2010	2009

Balance, beginning of year	$12.1	$2.7
Increases for tax positions taken during current period	0.4	3.1
Increases for interest charges	0.8	0.5
Increases for acquisitions	1.0	6.8
Decreases for tax settlements	(1.5)	(1.0)

Balance, at end of year	$12.8	$12.1

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010, $12.8 million of the unrecognized tax benefits, if recognized, would affect our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes and had accrued $1.7 million of such interest and penalties as of September 30, 2010.

We are subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. The federal, state and foreign tax returns are generally subject to tax examinations for the tax years ended in 2007 through 2010.

21.	Segment and Geographic Information and Significant Customers

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

We have several customer-facing market groups that oversee the core markets where we conduct business. These groups are referred to as Healthcare, Mobile and Consumer, Enterprise and Imaging. These groups do not directly manage centralized or shared resources or the allocation decisions regarding the activities related to these functions, which include sales and sales operations, certain research and development initiatives, business development and all general and administrative activities. Our CODM oversees these groups as well as each of the functions that provide the shared and centralized activities noted above. To manage the business, allocate resources and assess performance, the CODM primarily reviews revenue data by market group, while reviewing gross margins, operating margins, and other measures of income or loss on a consolidated basis. Thus, we have determined that we operate in one segment.

The following table presents revenue information for our four core markets (dollars in thousands):

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Healthcare	$444,593	$369,406	$289,194
Mobile and Consumer	297,335	209,128	243,601
Enterprise	293,940	302,155	255,734
Imaging	83,080	69,663	79,933

Total Revenue	$1,118,948	$950,352	$868,462

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	2010	2009	2008

United States	$802,049	$706,858	$669,239
International	316,899	243,494	199,223

Total	$1,118,948	$950,352	$868,462

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (dollars in thousands):

	September 30,	September 30,
	2010	2009

United States	$2,479,952	$2,395,923
International	448,105	307,864

Total	$2,928,057	$2,703,787

22.	Related Parties

A member of our Board of Directors is also a partner at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm that provides professional services to us. These services may from time-to-time include contingent fee arrangements. We paid Wilson Sonsini Goodrich & Rosati $3.4 million, $8.7 million and $13.1 million for fiscal 2010, 2009 and 2008, respectively for professional services. As of September 30, 2010 and 2009, we had $1.4 million and $1.7 million, respectively, included in accounts payable and accrued expenses to Wilson Sonsini Goodrich & Rosati.

23.	Quarterly Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2010
Total revenue	$262,977	$273,005	$273,203	$309,763	$1,118,948
Gross margin	$169,382	$169,405	$171,425	$199,366	$709,578
Net income (loss)	$(4,278)	$(15,396)	$(1,530)	$2,105	$(19,099)
Net income (loss) per share:
Basic	$(0.02)	$(0.05)	$(0.01)	$0.01	$(0.07)
Diluted	$(0.02)	$(0.05)	$(0.01)	$0.01	$(0.07)
Weighted average common shares outstanding:
Basic	279,068	284,994	291,610	293,971	287,412
Diluted	279,068	284,994	291,610	307,382	287,412

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2009
Total revenue	$216,834	$229,145	$241,040	$263,333	$950,352
Gross margin	$134,534	$140,767	$147,081	$168,419	$590,801
Net income (loss)	$(26,318)	$5,280	$(2,815)	$4,466	$(19,387)
Net income (loss) per share:
Basic	$(0.11)	$0.02	$(0.01)	$0.02	$(0.08)
Diluted	$(0.11)	$0.02	$(0.01)	$0.02	$(0.08)
Weighted average common shares outstanding:
Basic	236,237	250,656	260,750	266,932	253,644
Diluted	236,237	269,187	260,750	285,948	253,644

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2010, utilizing the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The internal controls over financial reporting for SpinVox Limited, which we acquired on December 30, 2009, were excluded from management’s assessment. SpinVox Limited constituted approximately 0.6% of our consolidated assets as of September 30, 2010 and approximately 2.2% of our consolidated revenue for the fiscal year ended September 30, 2010. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2010 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 29, 2010	/s/ Paul A. Ricci Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 29, 2010	/s/ Thomas L. Beaudoin Thomas L. Beaudoin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 29, 2010	/s/ Daniel D. Tempesta Daniel D. Tempesta, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Date: November 29, 2010	/s/ Robert J. Frankenberg Robert J. Frankenberg, Director

Date: November 29, 2010	/s/ Patrick T. Hackett Patrick T. Hackett, Director

Date: November 29, 2010	/s/ William H. Janeway William H. Janeway, Director

Date: November 29, 2010	/s/ Mark R. Laret Mark R. Laret, Director

Date: November 29, 2010	/s/ Katharine A. Martin Katharine A. Martin, Director

Date: November 29, 2010	/s/ Mark Myers Mark Myers, Director

Date: November 29, 2010	/s/ Philip Quigley Philip Quigley, Director

Date: November 29, 2010	/s/ Robert G. Teresi Robert G. Teresi, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Agreement for the acquisition of the entire issued share capital of SpinVox Limited, the substitution of Foxtrot Acquisition Limited as the issuer of a debt instrument issued by SpinVox Limited, and the release and cancellation of such debt instrument in consideration of shares in Foxtrot Acquisition Limited dated December 29, 2009	8-K	0-27038	2.1	1/5/2010
2.2	Agreement for the acquisition of shares in Foxtrot Acquisition Limited and the payment of certain sums to the Mezzanine Lenders and other parties dated December 29, 2009	8-K	0-27038	2.2	1/5/2010
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Common Stock Purchase Warrant.	S-4	333-70603	Annex A	1/14/1999
4.3	Common Stock Purchase Warrants, dated March 15, 2004, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.3	5/10/2004
4.4	Common Stock Purchase Warrants, dated May 9, 2005, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4	333-125496	4.11	6/3/2005
4.5	Indenture, dated as of August 13, 2007, between Nuance Communications, Inc. and U.S. Bank National Association, as Trustee (including form of 2.75% Convertible Subordinated Debentures due 2027).	8-K	0-27038	4.1	8/17/2007

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.6	Purchase Agreement, dated as of April 7, 2008 by and among Nuance Communications, Inc. and the Purchasers identified on Exhibit A (Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII, C.V.I., WP-WP VIII Investors, L.P.).	8-K	0-27038	2.2	4/11/2008
4.7	Purchase Agreement, dated as of January 13, 2009, by and among Nuance Communications, Inc. and the Purchasers identified on Exhibit A (Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.).	8-K	0-27038	2.1	1/16/2009
4.8	Third Amended and Restated Stockholders Agreement, dated as of January 29, 2009, by and among Nuance Communications, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, and WP-WPVIII Investors, L.P., Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.	10-Q	0-27038	4.1	2/9/2009
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci.*	S-8	333-49656	4.3	11/9/2000
10.3	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan.*	S-8	333-33464	10.4	3/29/2000
10.4	1993 Incentive Stock Option Plan, as amended.*	S-1	333-100647	10.17	10/21/2002
10.5	1995 Employee Stock Purchase Plan, as amended and restated on April 27, 2000.*	14A	0-27038	Annex D	4/13/2004
10.6	Amended and Restated 1995 Directors’ Stock Option Plan, as amended.*	14A	0-27038	10.2	3/17/2005
10.7	1997 Employee Stock Option Plan, as amended.*	S-1	333-100647	10.19	10/21/2002
10.8	1998 Stock Option Plan.*	S-8	333-74343	99.1	3/12/1999
10.9	Amended and Restated 2000 Stock Option Plan.*	14A	0-27038	10.1	3/17/2005
10.10	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.11	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.12	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.13	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.14	Nuance Communications, Inc. 1998 Stock Plan.*	S-8	333-128396	4.3	9/16/2005
10.15	Nuance Communications, Inc. 1994 Flexible Stock Incentive Plan.*	S-8	333-128396	4.4	9/16/2005

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.16	Form of Restricted Stock Purchase Agreement.*	10-K/A	0-27038	10.17	12/15/2006
10.17	Form of Restricted Stock Unit Purchase Agreement.*	10-K/A	0-27038	10.18	12/15/2006
10.18	Form of Stock Option Agreement.*	10-K/A	0-27038	10.19	12/15/2006
10.19	2005 Severance Benefit Plan for Executive Officers.*	10-Q	0-27038	10.1	5/10/2005
10.20	Officer Short-term Disability Plan.*	10-Q	0-27038	10.2	5/10/2005
10.21	Technology Transfer and License Agreement, dated as of January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	333-100647	10.30	2/7/2003
10.22	Letter, dated February 17, 2003, from the Registrant to Jeanne McCann regarding certain employment matters.*	10-Q	0-27038	10.1	5/15/2003
10.23	Employment Agreement, dated March 9, 2004, by and between the Registrant and John Shagoury.*	10-Q	0-27038	10.1	8/9/2004
10.24	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters.*	10-Q	0-27038	10.2	8/9/2004
10.25	Letter dated September 25, 2006, from the Registrant to Don Hunt regarding certain employment matters.	10-K/A	0-27038	10.29	12/15/2006
10.26	Amended and Restated Credit Agreement dated as of April 5, 2007, among Nuance Communications, Inc., the Lenders party thereto from time to time, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC and Banc Of America Securities LLC, as co-arrangers, and Citigroup Global Markets INC., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as joint bookrunners.	8-K	0-27038	10.1	4/11/2007
10.27	Amendment Agreement, dated as of April 5, 2007, among Nuance, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, INC., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, the Lenders, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, Credit Suisse Securities (USA) LLC, as joint bookrunner and co-arranger, and Banc Of America Securities LLC, as co-arranger.	8-K	0-27038	10.2	4/11/2007

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.28	Increase Joinder, dated as of August 24, 2007, by and among Nuance Communications, Inc. and the other parties identified therein, to the Amended and Restated Senior Secured Credit Facility dated as of April 5, 2007.	8-K	0-27038	10.1	8/30/2007
10.29	Stock Option Agreement, dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007
10.30	Restricted Stock Purchase Agreement (Performance Based Vesting), dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007
10.31	Restricted Stock Purchase Agreement (Time Based Vesting), dated as of October 10, 2006, by and between the Registrant and Don Hunt.*	10-Q	0-27038	10.1	2/9/2007
10.32	Amended and Restated 2000 Stock Plan.	8-K	0-27038	10.1	3/15/2007
10.33	Letter, dated June 3, 2008, from the Registrant to Thomas L. Beaudoin regarding certain employment matters.	10-K	0-27038	10.39	12/1/2008
10.34	Amended and Restated Employment Agreement, dated as of December 29, 2008, by and between Nuance Communications, Inc. and Paul Ricci.*	10-Q	0-27038	10.1	2/9/2009
10.35	Amended and Restated Stock Plan.*	8-K	0-27038	99.1	2/5/2009
10.36	Amended and Restated Employment Agreement, dated as of June 23, 2009, by and between Nuance Communications, Inc. and Paul Ricci.*	8-K	0-27038	99.1	6/26/2009
10.37	Letter, dated March 29, 2010, to Janet Dillione regarding certain employment matters.	10-Q	0-27038	10.1	8/9/2010
14.1	Registrant’s Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

101	The following materials from Nuance Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.					X

*	Denotes management compensatory plan or arrangement