Form 10-Q
period 2010-12-31
Nuance Communications, Inc.
filed 2011-02-09
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

The number of shares of the Registrant’s Common Stock, outstanding as of January 31, 2011, was 300,573,739.

NUANCE COMMUNICATIONS, INC.

		Page

PART I: FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited):
	a) Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009	2
	b) Consolidated Balance Sheets at December 31, 2010 and September 30, 2010	3
	c) Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2009	4
	d) Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	32

PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 5.	Other Information	43
Item 6.	Exhibits	43
Signatures		44
Exhibit Index		45
Certifications
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except
	per share amounts)

Revenues:
Product and licensing	$133,856	$113,227
Professional services and hosting	122,820	103,695
Maintenance and support	47,153	46,055

Total revenues	303,829	262,977

Cost of revenues:
Product and licensing	17,146	12,591
Professional services and hosting	78,212	61,996
Maintenance and support	8,273	7,990
Amortization of intangible assets	13,291	11,018

Total cost of revenues	116,922	93,595

Gross profit	186,907	169,382

Operating expenses:
Research and development	41,381	36,950
Sales and marketing	78,344	65,562
General and administrative	31,182	27,451
Amortization of intangible assets	22,677	22,126
Acquisition-related costs, net	3,001	12,805
Restructuring and other charges, net	2,051	615

Total operating expenses	178,636	165,509

Income from operations	8,271	3,873
Other income (expense):
Interest income	827	436
Interest expense	(9,227)	(10,237)
Other income, net	6,141	1,990

Income (loss) before income taxes	6,012	(3,938)
Provision for income taxes	6,021	340

Net loss	$(9)	$(4,278)

Net loss per share:
Basic	$(0.00)	$(0.02)

Diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding:
Basic	298,633	279,068

Diluted	298,633	279,068

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$554,389	$516,630
Restricted cash (Note 9)	6,626	24,503
Marketable securities	5,032	5,044
Accounts receivable, less allowances for doubtful accounts of $5,928 and $6,301	235,718	217,587
Acquired unbilled accounts receivable	3,423	7,412
Prepaid expenses and other current assets	74,348	70,466

Total current assets	879,536	841,642
Land, building and equipment, net	64,452	62,083
Marketable securities	32,091	28,322
Goodwill	2,088,031	2,077,943
Intangible assets, net	655,354	685,865
Other assets	69,856	73,844

Total assets	$3,789,320	$3,769,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$7,443	$7,764
Contingent and deferred acquisition payments	12,603	2,131
Accounts payable	76,944	78,616
Accrued expenses and other current liabilities	134,297	151,621
Deferred revenue	164,075	142,340

Total current liabilities	395,362	382,472
Long-term portion of debt and capital leases	851,445	851,014
Deferred revenue, net of current portion	76,889	76,598
Deferred tax liability	64,131	63,731
Other liabilities	85,578	98,688

Total liabilities	1,473,405	1,472,503

Commitments and contingencies (Notes 5 and 18)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 303,936 and 301,623 shares issued and 300,185 and 297,950 shares outstanding	304	302
Additional paid-in capital	2,601,829	2,581,901
Treasury stock, at cost (3,751 and 3,673 shares)	(16,788)	(16,788)
Accumulated other comprehensive income	7,303	8,505
Accumulated deficit	(281,364)	(281,355)

Total stockholders’ equity	2,315,915	2,297,196

Total liabilities and stockholders’ equity	$3,789,320	$3,769,699

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(9)	$(4,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,517	38,230
Stock-based compensation	32,098	20,066
Non-cash interest expense	3,192	3,279
Deferred tax provision	104	(311)
Other	(20)	691
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(13,273)	(6,267)
Prepaid expenses and other assets	(4,996)	475
Accounts payable	(1,530)	(3,709)
Accrued expenses and other liabilities	(17,190)	7,403
Deferred revenue	22,443	9,473

Net cash provided by operating activities	63,336	65,052

Cash flows from investing activities:
Capital expenditures	(8,893)	(2,756)
Payments for acquisitions, net of cash acquired	(13,310)	(141,721)
Payments for equity investment	—	(14,970)
Purchases of marketable securities	(10,776)	—
Proceeds from sales of marketable securities	6,650	—
Change in restricted cash balances	17,184	—

Net cash used in investing activities	(9,145)	(159,447)

Cash flows from financing activities:
Payments of debt and capital leases	(2,069)	(1,740)
Payments on settlement of share-based derivatives	(972)	—
Payments of other long-term liabilities	(2,589)	(2,256)
Excess tax benefits on employee equity awards	3,662	—
Proceeds from issuance of common stock from employee stock plans	4,350	5,181
Cash used to net share settle employee equity awards	(18,403)	(7,616)

Net cash used in financing activities	(16,021)	(6,431)

Effects of exchange rate changes on cash and cash equivalents	(411)	690

Net increase (decrease) in cash and cash equivalents	37,759	(100,136)
Cash and cash equivalents at beginning of period	516,630	527,038

Cash and cash equivalents at end of period	$554,389	$426,902

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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

Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with GAAP has been omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Interim results are not necessarily indicative of the results that may be expected for a full year.

2.	Summary of Significant Accounting Policies

We have made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Adoption of new accounting standards

Effective October 1, 2010, we adopted the provisions in the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-14. Software (Topic 985): Certain Revenue Arrangements that Include Software Elements and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The provisions of ASU 2009-13 apply to arrangements that are outside the scope of software revenue recognition guidance and amend ASC Topic 605 to (1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The adoption of these provisions did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 8 below. ASU 2010-06 was effective for us for the interim reporting period beginning January 1, 2010, except for the provisions related to activity in Level 3 fair value measurements. Those provisions are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-06 impacts disclosure only and therefore, did not, and is not expected to, have a material impact on our financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010 and amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We do not believe that this will have a material impact on our consolidated financial statements.

3.	Comprehensive Loss

The components of comprehensive loss are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2010	2009

Net loss	$(9)	$(4,278)
Other comprehensive income (loss):
Foreign currency translation losses, net	(1,671)	(864)
Unrealized gains on cash flow hedge derivatives, net	507	811
Unrealized losses on marketable securities, net	(79)	—
Recognition of pension loss amortization	41	—

Net comprehensive loss adjustments	(1,202)	(53)

Comprehensive loss	$(1,211)	$(4,331)

4.	Business Acquisitions

Proforma Results

On December 30, 2009, we acquired all of the outstanding capital stock of SpinVox Limited (“Spinvox”), a UK-based privately-held company engaged in the business of providing voicemail-to-text services. The following table shows unaudited pro forma results of operations as if we had acquired SpinVox on October 1, 2009 (dollars in thousands):

	Three Months Ended
	December 31,
	2010	2009

Revenue	$303,829	$274,953
Net loss	$(9)	$(35,840)
Net loss per share	$(0.00)	$(0.13)

We have not furnished pro forma financial information related to our other fiscal 2011 and 2010 acquisitions because such information is not material, individually or in the aggregate, to our financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

Acquisition-Related Costs, net

The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2010	2009

Transition and integration costs	$957	$3,453
Professional service fees	1,338	9,298
Acquisition-related adjustments	706	54

Total acquisition-related costs, net	$3,001	$12,805

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The decrease in acquisition-related costs, net for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily driven by a reduction in transition and integration costs and professional service fees. For the three months ended December 31, 2009, transition and integration costs consisted primarily of the costs associated with transitional employees from our fiscal 2009 acquisitions; professional services consisted of expenses related to our acquisition of SpinVox in December 2009 and approximately $2.2 million that had been capitalized as of September 30, 2009 related to transaction costs incurred in prior periods that was required to be expensed upon our adoption of ASC 805, Business Combinations, in fiscal 2010.

5.	Contingent Acquisition Payments

Earn-out Payments

For business combinations occurring subsequent to the adoption of ASC 805 in fiscal 2010, the fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings in each reporting period. Contingent consideration related to acquisitions prior to our adoption of ASC 805 have been and will continue to be recorded as additional purchase price when the contingency is resolved and additional consideration is attributable.

The changes in the fair value of contingent consideration during the period are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2010	2009

Balance as of September 30	$724	$13,180
Charges to acquisition-related costs, net	623	—
Goodwill adjustment	—	(2,830)

Balance as of December 31	$1,347	$10,350

Earn-out payments are generally payable based on achieving certain financial targets during defined post-acquisition time periods as specified in the purchase and sale agreement for each acquisition. Changes in the fair value during the three months ended December 31, 2010 resulted from improved revenue performance together with an increase in our stock price during the earn-out period. The prior year goodwill activity relates to the earn-out consideration for our acquisition of SNAPin prior to our adoption of ASC 805.

In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. At December 31, 2010, we have not recorded any obligation relative to these earn-out provisions.

In connection with the acquisition of Commissure, Inc. (“Commissure”) in September 2007, we agreed to make contingent earn-out payments of up to $8.0 million payable in stock or cash, solely at our discretion, upon the achievement of certain financial targets for the fiscal years 2008, 2009 and 2010. Earn-out payments, if any, will be recorded as incremental purchase price and allocated to goodwill. We have provided the following notices to the former shareholders of Comissure:

•	The financial targets for the fiscal year 2008 earnout were not achieved and the related contingent earnout payment was not earned;

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The financial targets for the fiscal year 2009 earnout were not achieved and the related contingent earnout payment was not earned; and

•	The financial targets for the fiscal year 2010 earnout were partially achieved and, accordingly, a contingent earnout payment of $1.0 million was earned.

We intend to pay the fiscal year 2010 earnout in cash on or before February 7, 2011 and the earnout payment will be recorded as incremental purchase price and allocated to goodwill.

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

During the quarter ended December 31, 2010, the last remaining escrowed amounts accounted for under previous accounting guidance expired. Payments totaling $5.2 million were released to former shareholders of X-Solutions Group B.V. and eCopy and were recorded as an increase to goodwill during the period.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the three months ended December 31, 2010, are as follows (dollars in thousands):

	Goodwill	Intangible Assets

Balance as of September 30, 2010	$2,077,943	$685,865
Acquisitions	7,860	5,300
Purchase accounting adjustments	3,404	874
Amortization	—	(35,968)
Effect of foreign currency translation	(1,176)	(717)

Balance as of December 31, 2010	$2,088,031	$655,354

During the quarter ended December 31, 2010, we made an immaterial acquisition of a business that provides voice biometric products for total cash consideration of $12.6 million. Purchase accounting adjustments to goodwill recorded during the three months ended December 31, 2010, consisted primarily of a $5.2 million release of escrow cash related to our fiscal 2009 acquisitions. This increase in goodwill was partially offset by a $1.1 million reduction resulting from the finalization of the Spinvox purchase accounting and a $0.9 million reduction due to an increase in the fair value estimate of acquired intangible assets from a fourth quarter fiscal 2010 acquisition.

7.	Financial Instruments and Hedging Activities

Cash Flow Hedges

Forward Currency Contracts

We enter into foreign currency contracts to hedge the variability of cash flows in Canadian Dollars (CAD) and Hungarian Forints (HUF) which are designated as cash flow hedges. These contracts settle monthly through

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 2011. At December 31, 2010 and September 30, 2010, the notional value and the aggregate cumulative unrealized gains on the outstanding contracts were as follows:

			Aggregate Cumulative
	Notional Value		Unrealized Gains
	December 31,	September 30,	December 31,	September 30,
	2010	2010	2010	2010

Canadian Dollars	$9,613	$13,032	$505	$286
Hungarian Forints	2,956	4,564	228	443

Total contracts designated as cash flow hedges	$12,569	$17,596	$733	$729

Other Derivatives not Designated as Hedges

Forward Currency Contracts

We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. During the quarter ended December 31, 2010, we established a program that primarily utilizes foreign currency forward contracts to offset these risks associated with the effect of certain foreign currency exposures. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into contracts for less than 30 days, and at December 31, 2010 we had outstanding contracts with a total notional value of $127.6 million.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other income (expense), net in our consolidated statement of operations. During the three months ended December 31, 2010, we recorded $1.9 million of losses associated with these contracts.

During fiscal 2010, we entered into a Euro 18 million foreign currency contract to offset the foreign currency exposure on a fixed obligation assumed in connection with our acquisition of SpinVox in December 2009.

During the three months ended December 31, 2008, we entered into foreign currency forward contracts to offset foreign currency exposure on the deferred acquisition payment of €44.3 million related to our acquisition of PSRS. The foreign currency contracts matured and were settled on October 22, 2009. The gain for the period from September 30, 2009 to settlement on October 22, 2009 was $1.6 million, which was offset in other income (expense), net by the loss resulting from the corresponding change in the associated deferred acquisition payment liability.

Security Price Guarantees

From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other income (expense), net. During the three months ended December 31, 2010, we recorded $7.2 million of gains associated with these contracts and made cash payments totaling $1.0 million upon the settlement of agreements during the quarter.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the outstanding shares subject to security price guarantees at December 31, 2010 (dollars in thousands):

	Number of Shares		Total Value of Shares
Issue Date	Issued	Settlement Date(a)	on Issue Date

June 24, 2010	152,440	December 24, 2010	$2,500
September 28, 2010	1,178,732	March 28, 2011	$18,400
September 30, 2010	1,572,607	March 30, 2011	$24,800

(a)	The final cash payment is based on the weighted average stock price for the 10 days following the settlement date and we are subject to equity price risk during that time.

The following table provides a quantitative summary of the fair value of our hedged and non-hedged derivative instruments as of December 31, 2010 and September 30, 2010 (dollars in thousands):

		Fair Value
		December 31,	September 30,
Description	Balance Sheet Classification	2010	2010

Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$767
Foreign currency contracts	Accrued expenses and other current liabilities	(463)	—
Security Price Guarantees	Prepaid expenses and other current assets	7,153	—
Security Price Guarantees	Accrued expenses and other current liabilities	—	(982)

Net asset (liability) value of non-hedged derivative instruments		$6,690	$(215)

Derivatives Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$733	$729
Interest rate swaps	Accrued expenses and other current liabilities	—	(503)

Net asset value of hedged derivative instruments		$733	$226

The following tables summarize the activity of derivative instruments for the three months ended December 31, 2010 and December 31, 2009, respectively (dollars in thousands):

Derivatives Designated as Hedges

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009

Foreign currency contracts	$162	$153	Other income (expense), net	$(158)	$—
Interest rate swaps	$—	$657	Other income (expense), net	$503	$—

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Designated as Hedges

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income
	Recognized in Income	2010	2009

Foreign currency contracts	Other income (expense), net	$(2,671)	$1,614
Security price guarantees	Other income (expense), net	$7,215	$2,072

Other Financial Instruments

Financial instruments, including cash equivalents, restricted cash, marketable securities, accounts receivable, and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value.

The fair value of our long-term debt was estimated to be $928.7 million and $902.2 million at December 31, 2010 and September 30, 2010, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. These fluctuations may have little to no correlation to our reported debt balances. The term loan portion of our Credit Facility is traded and the fair values are based upon traded prices as of the reporting dates. The fair values of the 2.75% Convertible Debentures at each respective reporting date were estimated using the averages of the December 31, 2010 and September 30, 2010 bid and ask trading quotes. We had no outstanding balance on the revolving credit line portion of our Credit Facility. Our capital lease obligations and other debt are not traded and the fair values of these instruments are assumed to approximate their carrying values as of December 31, 2010 and September 30, 2010.

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

ASC 820, Fair Value Measures and Disclosures, establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and September 30, 2010 consisted of (dollars in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$480,021	$—	$—	$480,021
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $37,172 at cost(b)	—	37,123	—	37,123
Foreign currency exchange contracts(b)	—	733	—	733
Security price guarantees(c)	—	7,153	—	7,153

Total assets at fair value	$481,021	$45,009	$—	$526,030

Liabilities:
Foreign currency exchange contracts(b)	—	463	—	463
Contingent earn-out(d)	—	—	1,347	1,347

Total liabilities at fair value	$—	$463	$1,347	$1,810

	September 30, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$470,845	$—	$—	$470,845
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $33,337 at cost(b)	—	33,366	—	33,366
Foreign currency exchange contracts(b)	—	1,496	—	1,496

Total assets at fair value	$471,845	$34,862	$—	$506,707

Liabilities:
Security price guarantees(c)	$—	$982	$—	$982
Interest rate swaps(e)	—	503	—	503
Contingent earn-out(d)	—	—	724	724

Total liabilities at fair value	$—	$1,485	$724	$2,209

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

(b)	The fair value of our marketable securities and foreign currency exchange contracts is based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

(c)	The fair values of the security price guarantees are determined using a modified Black-Scholes model, derived from observable inputs such as US treasury interest rates, our common stock price, and the volatility of our common stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.

(d)	The fair value of our contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as our common stock price since the contingent consideration arrangement is

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable in shares of our common stock. Refer to Note 5 for additional information including the summary of changes in fair value during the period.

(e)	The fair values of the interest rate swaps are estimated using discounted cash flow analyses that factor in observable market inputs such as LIBOR — based yield curves, forward rates, and credit spreads.

9.	Current Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31,	September 30,
	2010	2010

Compensation	$62,167	$56,047
Sales and marketing incentives(a)	15,794	40,780
Cost of revenue related liabilities	10,694	10,028
Accrued business combination costs	10,049	10,197
Professional fees	9,354	9,908
Sales and other taxes payable	7,355	5,211
Acquisition costs and liabilities	4,886	4,970
Income taxes payable	2,417	4,357
Security price guarantee	—	1,034
Other	11,581	9,089

Total	$134,297	$151,621

(a)	The decrease in accrued sales and marketing incentives was driven by an EUR 18.0 million ($23.4 million equivalent) payment in December 2010 for a fixed obligation assumed in connection with our acquisition of SpinVox. The related EUR 18.0 million of restricted cash was placed in an irrevocable standby letter of credit account at the end of fiscal year 2010 and was released upon satisfaction of the liability in December 2010. At December 31, 2010, we have an additional EUR 5.0 million ($6.6 million equivalent) of restricted cash that has been placed in an irrevocable standby letter of credit for a related liability.

10.	Deferred Revenues

Deferred revenue consisted of the following (dollars in thousands):

	December 31,	September 30,
	2010	2010

Current Liabilities:
Deferred maintenance revenue	$93,737	$90,969
Unearned revenue	70,338	51,371

Total current deferred revenue	$164,075	$142,340

Long-term Liabilities:
Deferred maintenance revenue	$13,537	$12,902
Unearned revenue	63,352	63,696

Total long-term deferred revenue	$76,889	$76,598

Deferred maintenance revenue consists of prepaid fees received for post-contract customer support for our products, including telephone support and the right to receive unspecified upgrades/enhancements on a

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when-and-if-available basis. Unearned revenue includes upfront fees for setup and implementation activities related to hosted offerings; certain software arrangements for which we do not have fair value of post-contract customer support, resulting in ratable revenue recognition for the entire arrangement on a straight-line basis; and fees in excess of estimated earnings on percentage-of-completion service contracts.

11.	Business Combination Costs

The activity for the three months ended December 31, 2010, relating to all facilities and personnel recorded in accrued business combination costs, is as follows (dollars in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2010	$23,871	$159	$24,030
Charged to restructuring and other charges, net	118	—	118
Charged to interest expense	248	—	248
Cash payments, net of sublease receipts	(2,881)	(4)	(2,885)

Balance at December 31, 2010	$21,356	$155	$21,511

	December 31,	September 30,
	2010	2010

Reported as:
Other current liabilities	$10,049	$10,197
Other liabilities	11,462	13,833

Total	$21,511	$24,030

12.	Restructuring and Other Charges, net

The following table sets forth the three months ended December 31, 2010 accrual activity relating to restructuring and other charges (dollars in thousands):

	Personnel	Facilities	Total

Balance at September 30, 2010	$1,838	$283	$2,121
Restructuring and other charges, net	670	1,263	1,933
Cash payments	(1,721)	(329)	(2,050)

Balance at December 31, 2010	$787	$1,217	$2,004

For the three months ended December 31, 2010, we recorded net restructuring and other charges of $1.9 million, which consisted primarily of $1.3 million related to facilities that we no longer occupy.

13.	Credit Facilities and Debt

2.75% Convertible Debentures

We have $250 million of 2.75% convertible senior debentures due in August 2027. As of December 31, 2010, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

Credit Facility

We have a credit facility which consists of a $75 million revolving credit line, reduced by outstanding letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5,

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 and a $225 million term loan entered into on August 24, 2007 (collectively the “Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of December 31, 2010, $641.9 million remained outstanding under the term loans, there were $15.8 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of December 31, 2010, we were in compliance with the covenants under the Credit Facility.

As of December 31, 2010, based on our leverage ratio, the applicable margin for our term loan was 0.75% for base rate borrowings and 1.75% for LIBOR-based borrowings. This results in an effective interest rate of 2.01%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2011 as no excess cash flow, as defined, was generated in fiscal 2010. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions.

14.	Net Loss Per Share

Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 17.1 million and 24.4 million shares for the three months ended December 31, 2010 and December 31, 2009, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

15.	Stockholders’ Equity

We have, from time to time, entered into stock and warrant agreements with Warburg Pincus. In connection with these agreements, we granted Warburg Pincus the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to them pursuant to the purchase agreements, including shares of common stock underlying the warrants. At December 31, 2010, Warburg Pincus holds the following warrants to purchase shares of our common stock:

Issuance Date	Price per Share	Total Shares	Expiration Date

January 29, 2009	$11.57	3,862,422	January 29, 2013
May 20, 2008	20.00	3,700,000	May 20, 2012

16.	Stock-Based Compensation

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2010	2009

Cost of product and licensing	$6	$9
Cost of professional services and hosting	5,688	2,648
Cost of maintenance and support	390	215
Research and development	4,867	2,030
Selling and marketing	10,310	8,519
General and administrative	10,837	6,645

Total	$32,098	$20,066

Included in stock-based compensation for the three months ended December 31, 2010 is $6.2 million of expense related to awards that will be made as part of the fiscal 2011 annual bonus plan to employees. The annual bonus pool is

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by management and approved by the Compensation Committee of the Board of Directors based on financial performance targets approved at the beginning of the year. If these targets are achieved, the awards will be settled in shares based on the total bonus earned and the grant date fair value of the shares awarded to each employee.

Stock Options

The table below summarizes activity relating to stock options for the three months ended December 31, 2010:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2010	10,703,237	$8.44
Granted	1,000,000	$16.44
Exercised	(678,413)	$6.41
Forfeited	(27,319)	$10.06
Expired	(22,683)	$14.98

Outstanding at December 31, 2010	10,974,822	$9.27	3.6 years	$97.9 million

Exercisable at December 31, 2010	8,591,537	$7.77	2.9 years	$89.6 million

Exercisable at December 31, 2009	9,774,756	$6.51	3.1 years	$89.3 million

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on December 31, 2010 ($18.18) and the exercise price of the underlying options.

As of December 31, 2010, the total unamortized fair value of stock options was $10.7 million with a weighted average remaining recognition period of 1.3 years. A summary of weighted-average grant-date fair value of stock options granted and intrinsic value of stock options exercised is as follows:

	Three Months Ended
	December 31,
	2010	2009

Weighted-average grant-date fair value per share	$6.13	$5.90
Total intrinsic value of stock options exercised (in millions)	$7.9	$11.2

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the stock options granted and unvested options assumed from acquisitions during the three months ended December 31, 2010 and 2009 were calculated using the following weighted-average assumptions:

	Three Months Ended
	December 31,
	2010	2009

Dividend yield	0.0%	0.0%
Expected volatility	46.1%	51.0%
Average risk-free interest rate	1.2%	2.4%
Expected term (in years)	4.1	4.2

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units for the three months ending December 31, 2010:

	Number of Shares	Number of Shares
	Underlying	Underlying
	Restricted Units —	Restricted Units —
	Contingent Awards	Time-Based Awards

Outstanding at September 30, 2010	2,867,840	7,795,114
Granted	894,450	2,388,248
Earned/released	(1,188,803)	(1,253,573)
Forfeited	(177,667)	(134,858)

Outstanding at December 31, 2010	2,395,820	8,794,931

Weighted average remaining contractual term of outstanding Restricted Units	1.3 years	1.2 years
Aggregate intrinsic value of outstanding Restricted Units(1)	$43.6 million	$159.9 million
Restricted Units vested and expected to vest	2,170,320	8,118,902
Weighted average remaining contractual term of Restricted Units vested and expected to vest	1.3 years	1.2 years
Aggregate intrinsic value of Restricted Units vested and expected to vest(1)	$39.5 million	$147.6 million

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on December 31, 2010 ($18.18) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of December 31, 2010, unearned stock-based compensation expense related to all unvested Restricted Units is $151.8 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.7 years.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	Three Months Ended
	December 31,
	2010	2009

Weighted-average grant-date fair value per share	$17.00	$14.58
Total intrinsic value of shares vested (in millions)	$42.0	$25.3

17.	Income Taxes

The effective income tax rate was 100.1% and (8.6)% for the three months ended December 31, 2010 and 2009, respectively. Included in the tax provision for the three months ended December 31, 2010 was a U.S tax provision of $4.8 million and a foreign income tax provision of $1.2 million. Included in the tax provision for the three months ended December 31, 2009 was foreign income tax provision, as well as a $1.5 million tax benefit resulting from the favorable settlement of a state tax penalty related to the eScription acquisition. No tax benefit was recognized on the U.S. losses for the three months ended December 31, 2009 as the realization of such benefit was not more likely than not.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010 and September 30, 2010, the liability for income taxes associated with uncertain tax positions was $13.0 million and $12.8 million, respectively. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

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

Vianix LLC has filed three legal actions against us, consisting of two breach of contract actions and a copyright infringement claim. We believe that our maximum potential exposure related to these claims is immaterial and we have not accrued any settlement liability for these actions.

We do not believe that the final outcome of the above litigation matters will have a material adverse effect on our financial position and results of operations. However, even if our defense is successful, the litigation could require significant management time and will be costly. Should we not prevail, our operating results, financial position and cash flows could be adversely impacted.

Guarantees and Other

We include indemnification provisions in the contracts we enter into with customers and business partners. Generally, these provisions require us to defend claims arising out of our products’ infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct. The indemnity obligations generally cover damages, costs and attorneys’ fees arising out of such claims. In most, but not all, cases, our total liability under such provisions is limited to either the value of the contract or a specified, agreed upon amount. In some cases our total liability under such provisions is unlimited. In many, but not all cases, the term of the indemnity provision is perpetual. While the maximum potential amount of future payments we could be required to make under all the indemnification provisions is unlimited, we believe the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.

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

19.	Segment and Geographic Information and Significant Customers

We follow the provisions of ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. ASC 280 also established standards for disclosures about products, services and geographic areas. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resources and in assessing performance. Our chief operating decision maker (“CODM”) is the Chief Executive Officer of the Company.

We have several customer-facing market groups that oversee the core markets where we conduct business. These groups are referred to as Healthcare, Mobile and Consumer, Enterprise and Imaging. These groups do not directly manage centralized or shared resources or make allocation decisions regarding the activities related to these functions, which include sales and sales operations, certain research and development initiatives, business development and all general and administrative activities. Our CODM oversees these groups as well as each of the functions that provide the shared and centralized activities noted above. To manage the business, allocate resources and assess performance, the CODM regularly reviews revenue data by market group, while reviewing gross margins, operating margins, and other measures of income or loss on a consolidated basis. Thus, we have determined that we operate in one segment.

The following table presents revenue information for our four core markets (dollars in thousands):

	Three Months Ended
	December 31,
	2010	2009

Healthcare	$117,437	$105,526
Mobile and Consumer	86,115	64,093
Enterprise	71,048	75,365
Imaging	29,229	17,993

Total Revenue	$303,829	$262,977

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2010	2009

United States	$231,690	$186,499
International	72,139	76,478

Total Revenue	$303,829	$262,977

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (dollars in thousands):

	December 31,	September 30,
	2010	2010

United States	$2,468,575	$2,479,952
International	441,209	448,105

Total	$2,909,784	$2,928,057

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of our business. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

•	our future revenues, cost of revenues, research and development expenses, selling, general and administrative expenses, amortization of intangible assets and gross margin;

•	our strategy relating to our core markets;

•	the potential of future product releases;

•	our product development plans and investments in research and development;

•	future acquisitions, and anticipated benefits from acquisitions;

•	international operations and localized versions of our products; and

•	legal proceedings and litigation matters.

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to broaden these assets and expand our customer base through acquisitions. In evaluating the financial condition and operating performance of our business, management focuses on revenue, earnings, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, is as follows:

•	Total revenue increased by $40.8 million to $303.8 million;

•	Net loss decreased by $4.3 million;

•	Gross margins decreased by 2.9 percentage points to 61.5%;

•	Operating margins increased by 1.2 percentage points to 2.7%; and

•	Cash provided by operating activities decreased by $1.7 million to $63.3 million.

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

Information about those accounting policies we deem to be critical to our financial reporting may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. There have been no significant changes or additions to our critical accounting policies from those disclosed in our annual report other than those changes in our policies for the adoption of new revenue accounting standards, as described in Note 2 to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table presents, as a percentage of total revenue, certain selected financial data for the three months ended December 31, 2010 and 2009.

	Three Months
	Ended December 31,
	2010	2009

Revenues:
Product and licensing	44.1%	43.1%
Professional services and hosting	40.4	39.4
Maintenance and support	15.5	17.5

Total revenue	100.0	100.0

Cost of revenues:
Cost of product and licensing	5.6	4.8
Cost of professional services and hosting	25.7	23.6
Cost of maintenance and support	2.8	3.0
Cost of revenue from amortization of intangible assets	4.4	4.2

Gross profit	61.5	64.4

Operating expenses:
Research and development	13.6	14.1
Sales and marketing	25.8	24.9
General and administrative	10.3	10.4
Amortization of intangible assets	7.5	8.4
Acquisition-related costs, net	0.9	4.9
Restructuring and other charges, net	0.7	0.2

Total operating expenses	58.8	62.9

Income from operations	2.7	1.5
Other expenses	(0.7)	(3.0)

Income (loss) before income taxes	2.0	(1.5)
Provision for income taxes	2.0	0.1

Net loss	(0.0)%	(1.6)%

Total Revenues

The following tables show total revenue from our four core market groups and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Healthcare	$117.4	$105.5	$11.9	11.3%
Mobile and Consumer	86.1	64.1	22.0	34.3%
Enterprise	71.1	75.4	(4.3)	(5.7)%
Imaging	29.2	18.0	11.2	62.2%

Total Revenue	$303.8	$263.0	$40.8	15.5%

United States	$231.7	$186.5	$45.2	24.2%
International	72.1	76.5	(4.4)	(5.8)%

Total Revenue	$303.8	$263.0	$40.8	15.5%

The increase in total revenue for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was driven by a combination of organic growth and contributions from fiscal 2010 acquisitions. Healthcare revenue increased primarily as a result of contributions from our fourth quarter fiscal 2010 acquisitions as well as growth in sales of our Dragon Medical solutions. Mobile and Consumer revenue increased primarily driven by our holiday campaign related to the new versions of Dragon NaturallySpeaking for Windows and Dragon Dictate for Mac and growth in our hosted mobile services, primarily related to SpinVox. Enterprise revenue had decreases in both product and licensing revenue as well as professional services and hosting revenue. Imaging revenue increased primarily as a result of contributions from our eCopy products.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Product and licensing revenue	$133.8	$113.2	$20.6	18.2%

As a percentage of total revenue	44.1%	43.1%

The increase in product and licensing revenue for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, consisted of a $10.3 million increase in Mobile and Consumer revenue primarily driven by growth in sales of our Dragon NaturallySpeaking 11 for Windows and Dragon Dictate for Mac. Imaging product and licensing revenue increased by $10.3 million, which included $2.8 million from the effect of our adoption of the new revenue recognition rules as disclosed in Note 2 of our consolidated financial statements. The remaining increase was primarily driven by sales of our eCopy products.

Professional Services and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for speech customers. Hosting revenue primarily relates to delivering hosted transcription and dictation services over a specified term, as well as self-service, hosting offerings to carriers and enterprises. The following table shows professional services and hosting revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Professional services and hosting revenue	$122.8	$103.7	$19.1	18.4%

As a percentage of total revenue	40.4%	39.4%

The increase in professional services and hosting revenue for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, consisted of a $12.1 million increase in Mobile and Consumer revenue primarily as a result of growth in our hosted mobile services, driven by SpinVox. Healthcare revenue increased $10.0 million primarily as a result of growth of our hosting solutions, including the impact from our fourth quarter fiscal 2010 acquisitions. In the first quarter of fiscal 2011, the annualized line run-rate in our healthcare hosting business was approximately 3.425 billion lines per year, up 14% from 3.010 billion lines per year during the first quarter of fiscal 2010. The annualized line run-rate is determined by the number of lines actually billed in a given quarter, multiplied by four. Our backlog hours in enterprise professional services were 335,000 hours as of December 31, 2010, compared to 250,000 hours as of December 31, 2009. Enterprise professional services backlog hours reflect the accumulated estimated hours necessary to fulfill all of our existing, executed professional services contracts within the enterprise business, including those that are cancelable by customers, based on the original estimate of hours sold.

The estimated 3-year value of total on-demand contracts was $1,174.4 million at December 31, 2010, up 21.2% from $968.6 million at December 31, 2009. We determine this value by using our best estimate of all anticipated future revenue streams under signed on-demand contracts currently in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on assumptions about launch dates, volumes and renewal rates within the three year period. Most of these contracts are priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Maintenance and support revenue	$47.2	$46.1	$1.1	2.4%

As a percentage of total revenue	15.5%	17.5%

The increase in maintenance and support revenue for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, consisted primarily of a $1.0 million increase in Healthcare maintenance and support revenue, driven by organic growth.

COSTS AND EXPENSES

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Cost of product and licensing revenue	$17.1	$12.6	$4.5	35.7%

As a percentage of product and licensing revenue	12.8%	11.1%

The increase in cost of product and licensing revenue for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily due to a $3.1 million increase in Mobile and Consumer costs driven by sales growth related to the new versions of Dragon NaturallySpeaking for Windows and Dragon Dictate for Mac. In addition, Imaging costs increased $1.9 million as a result of our eCopy products.

Cost of Professional Services and Hosting Revenue

Cost of professional services and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead, as well as the hardware and communications fees that support our hosted, hosting solutions. The following table shows cost of professional services and hosting revenue, in dollars and as a percentage of professional services and hosting revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Cost of professional services and hosting revenue	$78.2	$62.0	$16.2	26.1%

As a percentage of professional services and hosting revenue	63.7%	59.8%

The increase in cost of professional services and hosting revenue for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily due to a $7.3 million increase in Mobile and Consumer costs which included the effect of our acquisition of SpinVox, a $4.5 million increase in Healthcare costs and a $3.0 million increase in stock-based compensation expense.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Cost of maintenance and support revenue	$8.3	$8.0	$0.3	3.8%

As a percentage of maintenance and support revenue	17.5%	17.3%

The overall increase of $0.3 million in cost of maintenance and support revenue for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, is consistent with the growth in revenue for each of the core businesses.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Total research and development expense	$41.4	$37.0	$4.4	11.9%

As a percentage of total revenue	13.6%	14.1%

The increase in research and development expense for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily attributable to an increase in headcount as we continue to invest in our research and development organization.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Total sales and marketing expense	$78.3	$65.6	$12.7	19.4%

As a percentage of total revenue	25.8%	24.9%

The increase in sales and marketing expense for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily attributable to an $8.1 million increase in marketing and channel program spending to drive overall revenue growth, as well as a $4.0 million increase in compensation and other variable costs, such as commissions and travel expenses. The increase in compensation and other variable costs was attributable to the additional headcount from our acquisitions during the second half of fiscal 2010.

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

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Total general and administrative expense	$31.2	$27.5	$3.7	13.5%

As a percentage of total revenue	10.3%	10.4%

The increase in general and administrative expense for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily attributable to a $4.4 million increase in compensation expense from an increase in stock-based compensation and partially offset by a $0.9 million decrease in professional services expense as a result of cost containment efforts.

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

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Cost of Revenue	$13.3	$11.0	$2.3	20.9%
Operating Expenses	22.7	22.1	0.6	2.7%

Total Amortization expense	$36.0	$33.1	$2.9	8.8%

As a percentage of total revenue	11.9%	12.6%

The increase in amortization of intangible assets for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily attributable to the amortization of acquired intangible assets from our business acquisitions during fiscal 2010 and our acquisitions of patents and technology from other third-parties during fiscal 2010. This increase was partially offset by a reduction in amortization of customer relationships that are recognized over the period of expected economic benefit.

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

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Transition and integration costs	$1.0	$3.4	$(2.4)	(70.6)%
Professional service fees	1.3	9.3	(8.0)	(86.0)%
Acquisition-related adjustments	0.7	0.1	0.6	600.0%

Total Acquisition-related costs, net	$3.0	$12.8	$(9.8)	(76.6)%

As a percentage of total revenue	0.9%	4.9%

The decrease in acquisition-related costs, net for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily driven by a reduction in transition and integration costs and professional service fees. For the three months ended December 31, 2009, transition and integration costs consisted primarily of the costs associated with transitional employees from our fiscal 2009 acquisitions; professional services consisted of expenses related to our acquisition of SpinVox in December 2009 and approximately $2.2 million that had been capitalized as of September 30, 2009 related to transaction costs incurred in prior periods that was required to be expensed upon our adoption of ASC 805, Business Combinations, in fiscal 2010.

Restructuring and Other Charges, Net

The following table sets forth the activity relating to the restructuring accruals for the three months ended December 31, 2010 (dollars in millions):

	Personnel	Facilities	Total

Balance at September 30, 2010	$1.8	$0.3	$2.1
Restructuring and other charges	0.7	1.2	1.9
Cash payments	(1.7)	(0.3)	(2.0)

Balance at December 31, 2010	$0.8	$1.2	$2.0

For the three months ended December 31, 2010, we recorded net restructuring and other charges of $1.9 million, which consisted primarily of $1.3 million related to facilities we no longer occupy.

For the three months ended December 31, 2009, we recorded net restructuring and other charges of $0.6 million, which consisted of $1.2 million related to the elimination of approximately 40 personnel across multiple functions, partially offset by $0.6 million reduction in expense resulting from change in sublease income assumptions.

Other Income (Expense), Net

The following table shows other income (expense), net in dollars and as a percentage of total revenue (dollars in millions):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Interest income	$0.8	$0.4	$0.4	100.0%
Interest expense	(9.2)	(10.2)	1.0	9.8%
Other income, net	6.1	2.0	4.1	205.0%

Total other income (expense), net	$(2.3)	$(7.8)	$5.5	70.5%

As a percentage of total revenue	(0.7)%	(3.0)%

The change in other income (expense), net for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily driven by a $7.2 million gain on our outstanding security price guarantees derivatives, which was partially offset by a $0.9 million of foreign exchange losses, including the impact of our foreign exchange forward contracts.

Provision for Income Taxes

The following table shows the provision for income taxes and the effective income tax rate (dollars in thousands):

	Three Months
	Ended
	December 31,		Dollar	Percent
	2010	2009	Change	Change

Income tax provision	$6.0	$0.3	$5.7	1,900.0%

Effective income tax rate	100.1%	(8.6)%

Our effective income tax rate was 100.1% and (8.6)% for the three months ended December 31, 2010 and December 31, 2009, respectively. The change in the effective tax rate primarily relates to the $4.8 million U.S. tax provision recognized in the three months ended December 31, 2010. During the three months ended December 31, 2009, no U.S. tax benefit was recorded on the U.S. losses, as the realization of such benefit was not more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $554.4 million as of December 31, 2010, an increase of $37.8 million as compared to $516.6 million as of September 30, 2010. Our working capital was $484.2 million as of December 31, 2010, as compared to $459.2 million as of September 30, 2010. In addition, we had $32.1 million of non-current marketable securities as of December 31, 2010, an increase of $3.8 million as compared to $28.3 million as of September 30, 2010. Cash and marketable securities held by our international operations totaled $54.6 million and $40.5 million at December 31, 2010 and September 30, 2010, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe there would be a material impact to our liquidity. As of December 31, 2010, our total accumulated deficit was $281.4 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents and marketable securities on-hand are sufficient to meet our operating needs for at least the next twelve months.

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended December 31, 2010 was $63.3 million, a decrease of $1.8 million, or 2.8%, as compared to cash provided by operating activities of $65.1 million for the three months ended December 31, 2009. The decrease was primarily driven by the following factors:

•	A decrease in cash of $25.0 million from change in working capital primarily driven by an EUR 18.0 million ($23.4 million equivalent) payment for a fixed obligation assumed in connection with our acquisition of SpinVox;

•	An increase in cash resulting from an increase in net income, exclusive of non-cash adjustment items, of approximately $20.2 million; and

•	An increase in cash of $13.0 million from deferred revenue primarily attributable to upfront billings for set-up and implementation activities related to our hosted offerings.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended December 31, 2010 was $9.1 million, a decrease of $150.3 million, or 94.3%, as compared to cash used in investing activities of $159.4 million for the three months ended December 31, 2009. The net decrease was primarily driven by the following factors:

•	A decrease of $128.4 million in cash payments related to business acquisitions, primarily driven by the cash paid in the acquisition of SpinVox and the PSRS deferred acquisition payment during the three months ended December 31, 2009;

•	A cash inflow of $17.2 million in restricted cash in December 2010 related to the release of cash placed in an irrevocable standby letter of credit account for payment of a fixed obligation in connection with our acquisition of SpinVox; and

•	A decrease of $15.0 million in cash payments for equity investments in a non-public company made during the three months ended December 31, 2009.

Cash Used in Financing Activities

Cash used in financing activities for the three months ended December 31, 2010 was $16.0 million, an increase of $9.6 million, or 149.1%, as compared to cash used in financing activities of $6.4 million for the three months ended December 31, 2009. The net increase was primarily driven by the following factors:

•	An $10.8 million decrease in cash as a result of the increase in cash payments to net share settle employee equity awards, due to an increase in intrinsic value of the shares vested as a result of the overall increase in our stock price during the three months ended December 31, 2010 as compared to the same period in 2009; and

•	A $3.7 million cash inflow resulting from excess tax benefits on employee equity awards during the first quarter of 2011

2.75% Convertible Debentures

We have $250 million of 2.75% convertible senior debentures due in August 2027. As of December 31, 2010, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

Credit Facility

As of December 31, 2010, $641.9 million remained outstanding under our term loan. There were $15.8 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of December 31, 2010, we are in compliance with the covenants under the Credit Facility.

As of December 31, 2010, based on our leverage ratio, the applicable margin for our term loan was 1.00% for base rate borrowings and 1.75% for LIBOR-based borrowings. This results in an effective interest rate of 2.01%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2011 as no excess cash flow, as defined, was generated in fiscal 2010. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount
2011 (January 1, 2011 to September 30, 2011)	$5,025
2012	6,700
2013 (maturity)	630,163

Total	$641,888

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contingent Liabilities and Commitments

In connection with certain of our acquisitions, we have agreed to make contingent cash payments to the former shareholders of certain of the acquired companies. The following represents the contingent cash payments that we may be required to make.

In connection with our acquisition of SNAPin Software, Inc. (“SNAPin”), we agreed to make a contingent earn-out payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. In April 2010, the Company and the former shareholders of SNAPin agreed on a final earn-out payment of $21.2 million and we issued 593,676 shares of our common stock, valued at $10.2 million, as our first payment under the earn-out agreement. The remaining balance is payable in cash or stock, solely at our option, on or before October 1, 2011 and is included in short-term liabilities as of December 31, 2010.

In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. At December 31, 2010, we have not recorded any obligation relative to these earn-out provisions.

In connection with the acquisition of Commissure, Inc. (“Commissure”), we agreed to make contingent earn-out payments of up to $8.0 million, payable in stock, or cash, solely at our discretion, upon the achievement of certain financial targets for the fiscal years 2008, 2009 and 2010. Earn-out payments, if any, will be recorded as incremental purchase price and allocated to goodwill. We have provided the following notices to the former shareholders of Comissure:

•	The financial targets for the fiscal year 2008 earnout were not achieved and the related contingent earnout payment was not earned;

•	The financial targets for the fiscal year 2009 earnout were not achieved and the related contingent earnout payment was not earned; and

•	The financial targets for the fiscal year 2010 earnout were partially achieved and, accordingly, a contingent earnout payment of $1.0 million was earned.

We intend to pay the fiscal year 2010 earnout in cash on or before February 7, 2011.

Off-Balance Sheet Arrangements

Through December 31, 2010, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2010 would not have a material impact on our revenue, operating results or cash flows in the coming year.

Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. At December 31, 2010, we have foreign currency contracts with a total notional value of approximately $12.6 million designated as cash flow hedges. These contracts all mature within the next twelve months. During the quarter ended December 31, 2010, we established a program that primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gain or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 30 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $127.6 million at December 31, 2010. Based on the nature of the transaction for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.

At December 31, 2010, we held approximately $554.4 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio or results of operations.

At December 31, 2010, our total outstanding debt balance exposed to variable interest rates was $641.9 million. To partially offset this variable interest rate exposure, we may use interest rate swaps to convert specific variable-rate debt into fixed-rate debt. During the three months ended December 31, 2010, our two interest rate swaps designated as cash flow hedges expired. A hypothetical change in market rates would have a significant impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding debt would increase $6.4 million per annum.

Equity Price Risk

We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of December 31, 2010, we have security price guarantees outstanding for approximately 2.9 million shares of our common stock. A 10% change in our stock price during the next six months would result in a reduction of cash inflows of up to $5.3 million for a decrease in the stock price or additional cash inflows of up to $5.3 million for an increase in the stock price.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and, for transactions which closed prior to October 1, 2009, the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired tradenames and acquired customer relationships based on their respective fair values. Intangible assets are generally amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2010, we had identified intangible assets of approximately $655.4 million, net of accumulated amortization, and goodwill of approximately $2.1 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of December 31, 2010, we had a total of $893.0 million of gross debt outstanding, including $641.9 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of December 31, 2010, there were $15.8 million of letters of credit issued under the revolving credit line but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. Forward exchange contracts hedging firm commitments qualify for hedge accounting when they are designated as a hedge of the foreign currency exposure and they are effective in minimizing such exposure. With our increased international presence in a number of geographic locations and with international revenue and costs projected to increase, we are exposed to changes in foreign currencies including the Euro, British Pound, Canadian Dollar, Japanese Yen, Indian Rupee, Singapore Dollar, Australian Dollar, Chinese Yuan, Israel Shekel, and the Hungarian Forint. Changes in the value of the Euro or other foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.

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

As of December 31, 2010, Warburg Pincus, a global private equity firm, beneficially owned approximately 23% of our outstanding common stock, including warrants exercisable for up to 7,562,422 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.

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

None

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 9, 2011.

Nuance Communications, Inc.

By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial
Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1		Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3		Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-142182	3.3	4/18/2007
3.5		Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
10	.1*	Letter, dated September 9, 2010, to Bruce Bowden regarding certain employment matters.					X
10	.2*	Amended and Restated 2000 Stock Plan, as amended.					X
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1		Certification Pursuant to 18 U.S.C. Section 1350.					X
101		The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes of Consolidated Financial Statements.					X

*	Denotes management compensatory plan or arrangement