Form 10-Q
period 2011-03-31
Nuance Communications, Inc.
filed 2011-05-10
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

The number of shares of the Registrant’s Common Stock, outstanding as of April 30, 2011, was 302,709,456.

NUANCE COMMUNICATIONS, INC.

		Page

PART I: FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited):
	a) Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010	2
	b) Consolidated Balance Sheets at March 31, 2011 and September 30, 2010	3
	c) Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2010	4
	d) Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	34

PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
Signatures		46
Exhibit Index		47
Certifications
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Product and licensing	$141,580	$113,161	$275,436	$226,388
Professional services and hosting	128,911	116,228	251,731	219,923
Maintenance and support	48,471	43,616	95,624	89,671

Total revenues	318,962	273,005	622,791	535,982

Cost of revenues:
Product and licensing	14,984	10,702	32,130	23,293
Professional services and hosting	86,490	73,000	164,702	134,996
Maintenance and support	9,536	7,714	17,809	15,704
Amortization of intangible assets	14,163	12,184	27,454	23,202

Total cost of revenues	125,173	103,600	242,095	197,195

Gross profit	193,789	169,405	380,696	338,787

Operating expenses:
Research and development	46,272	37,931	87,653	74,881
Sales and marketing	74,137	63,899	152,481	129,461
General and administrative	37,188	31,305	68,370	58,756
Amortization of intangible assets	21,572	22,201	44,249	44,327
Acquisition-related costs, net	2,314	7,962	5,315	20,767
Restructuring and other charges, net	2,428	12,372	4,479	12,987

Total operating expenses	183,911	175,670	362,547	341,179

Income (loss) from operations	9,878	(6,265)	18,149	(2,392)
Other income (expense):
Interest income	659	173	1,486	609
Interest expense	(8,838)	(10,172)	(18,065)	(20,409)
Other income (expense), net	2,423	3,156	8,564	5,146

Income (loss) before income taxes	4,122	(13,108)	10,134	(17,046)
Provision for income taxes	2,387	2,288	8,408	2,628

Net income (loss)	$1,735	$(15,396)	$1,726	$(19,674)

Net income (loss) per share:
Basic	$0.01	$(0.05)	$0.01	$(0.07)

Diluted	$0.01	$(0.05)	$0.01	$(0.07)

Weighted average common shares outstanding:
Basic	300,937	284,994	299,772	281,998

Diluted	314,756	284,994	313,152	281,998

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited)
	(In thousands, except per
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$641,712	$516,630
Restricted cash (Note 9)	7,054	24,503
Marketable securities	26,305	5,044
Accounts receivable, less allowances for doubtful accounts of $5,881 and $6,301	228,622	217,587
Acquired unbilled accounts receivable	1,791	7,412
Prepaid expenses and other current assets	76,466	70,466

Total current assets	981,950	841,642
Land, building and equipment, net	69,135	62,083
Marketable securities	10,590	28,322
Goodwill	2,099,910	2,077,943
Intangible assets, net	627,368	685,865
Other assets	72,255	73,844

Total assets	$3,861,208	$3,769,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$7,150	$7,764
Contingent and deferred acquisition payments	12,216	2,131
Accounts payable	84,588	78,616
Accrued expenses and other current liabilities	124,768	151,621
Deferred revenue	177,912	142,340

Total current liabilities	406,634	382,472
Long-term portion of debt and capital leases	851,963	851,014
Deferred revenue, net of current portion	78,049	76,598
Deferred tax liability	64,780	63,731
Other liabilities	84,229	98,688

Total liabilities	1,485,655	1,472,503

Commitments and contingencies (Notes 5 and 18)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 306,019 and 301,623 shares issued and 302,268 and 297,950 shares outstanding	306	302
Additional paid-in capital	2,641,136	2,581,901
Treasury stock, at cost (3,751 and 3,673 shares)	(16,788)	(16,788)
Accumulated other comprehensive income	25,897	8,505
Accumulated deficit	(279,629)	(281,355)

Total stockholders’ equity	2,375,553	2,297,196

Total liabilities and stockholders’ equity	$3,861,208	$3,769,699

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$1,726	$(19,674)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84,723	77,977
Stock-based compensation	75,717	44,774
Non-cash interest expense	6,369	6,524
Non-cash restructuring and other expense	—	6,833
Deferred tax provision	564	(1,111)
Other	700	666
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,519)	(8,541)
Prepaid expenses and other assets	(11,196)	(3,719)
Accounts payable	(1,446)	(2,249)
Accrued expenses and other liabilities	(31,035)	(10,357)
Deferred revenue	35,845	29,457

Net cash provided by operating activities	159,448	120,580

Cash flows from investing activities:
Capital expenditures	(16,564)	(7,850)
Payments for acquisitions, net of cash acquired	(16,808)	(159,352)
Payments for acquired technology	(715)	(7,350)
Payments for equity investment	—	(14,970)
Purchases of marketable securities	(10,776)	—
Proceeds from sales of marketable securities	6,650	—
Change in restricted cash balances	17,184	—

Net cash used in investing activities	(21,029)	(189,522)

Cash flows from financing activities:
Payments of debt and capital leases	(4,091)	(4,064)
Payments of other long-term liabilities	(5,274)	(4,818)
(Payments) proceeds on settlement of share-based derivatives, net	(628)	3,784
Excess tax benefits on employee equity awards	4,020	—
Proceeds from issuance of common stock from employee stock plans	14,611	18,823
Cash used to net share settle employee equity awards	(26,426)	(9,784)

Net cash (used in) provided by financing activities	(17,788)	3,941

Effects of exchange rate changes on cash and cash equivalents	4,451	(233)

Net increase (decrease) in cash and cash equivalents	125,082	(65,234)
Cash and cash equivalents at beginning of period	516,630	527,038

Cash and cash equivalents at end of period	$641,712	$461,804

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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

2.	Summary of Significant Accounting Policies

With the exception of the adoption of the accounting pronouncements discussed below related to revenue recognition, we have made no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Adoption of new accounting standards

Effective October 1, 2010, we adopted the provisions in the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14. Software (Topic 985): Certain Revenue Arrangements that Include Software Elements (“ASU 2009-14”). The provisions of ASU 2009-13 apply to arrangements that are outside the scope of software revenue recognition guidance and amend Accounting Standards Codification (“ASC”) Topic 605 to (1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) require an entity to allocate revenue in an arrangement using the best estimated selling prices (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price; and (3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. ASU 2009-14 modifies the scope of ASC Topic 985 to remove industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The adoption of these provisions did not have a material impact on our consolidated financial statements.

ASU 2009-13 does not generally change the units of accounting for our revenue transactions. For multiple-element arrangements that contain both software and non-software elements such as our hosted offerings, we allocate revenue to software or software related elements and any non-software elements separately based on the selling price hierarchy. We determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our BESP for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

To determine the selling price in multiple-element arrangements, we establish VSOE of fair value for the majority of our post-contract customer support, professional services, and training based on historical stand-alone sales to third-parties. Typically, we are unable to determine TPE of selling price and therefore when neither VSOE nor TPE of selling price exist, we use BESP for the purposes of allocating the arrangement consideration. We determine BESP for a product or service by considering multiple factors including, but not limited to, major product groupings, market conditions, competitive landscape, price list and discounting practice.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010 and amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We do not believe that this will have a material impact on our consolidated financial statements.

3.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net income (loss)	$1,735	$(15,396)	$1,726	$(19,674)
Other comprehensive income (loss):
Foreign currency translation adjustment	18,416	(11,158)	16,745	(12,022)
Unrealized gain on cash flow hedge derivatives	12	727	519	1,538
Unrealized gain (loss) on marketable securities, net	77	—	(2)	—
Recognition of pension loss amortization	89	—	130	—

Other comprehensive income (loss)	18,594	(10,431)	17,392	(10,484)

Comprehensive income (loss)	$20,329	$(25,827)	$19,118	$(30,158)

4.	Business Acquisitions

Proforma Results

On December 30, 2009, we acquired all of the outstanding capital stock of SpinVox Limited (“Spinvox”), a UK-based privately-held company engaged in the business of providing voicemail-to-text services. The following table shows unaudited pro forma results of operations as if we had acquired SpinVox on October 1, 2009 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenue	$318,962	$273,005	$622,791	$547,958
Net income (loss)	1,735	(15,396)	1,726	(51,236)
Net income (loss) per share	$0.01	$(0.05)	$0.01	$(0.18)

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

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition-Related Costs, net

The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Transition and integration costs	$96	$5,199	$1,053	$8,652
Professional service fees	1,994	2,556	3,332	11,854
Acquisition-related adjustments	224	207	930	261

Total	$2,314	$7,962	$5,315	$20,767

The decrease in acquisition-related costs, net for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily driven by a reduction in transition and integration costs. For the three months ended March 31, 2010, transition and integration costs consisted primarily of costs associated with transitional employees from our acquisitions of SpinVox and eCopy.

The decrease for the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, was primarily driven by a reduction in transition and integration costs and professional services fees. For the six months ended March 31, 2010, transition and integration costs consisted primarily of the costs associated with transitional employees from our acquisitions of SpinVox and eCopy; professional services consisted of expenses related to our acquisition of SpinVox in December 2009 and approximately $2.2 million that had been capitalized as of September 30, 2009 related to transaction costs incurred in prior periods that was required to be expensed upon our adoption of ASC 805, Business Combinations, in fiscal 2010.

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

In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. At March 31, 2011, we have not recorded any obligation relative to these earn-out provisions.

In connection with the acquisition of Commissure, Inc. (“Commissure”) in September 2007, we agreed to make contingent earn-out payments of up to $8.0 million payable in stock or cash, solely at our discretion, upon the achievement of certain financial targets for the fiscal years 2008, 2009 and 2010. In February 2011, we paid $1.0 million upon determination of the final earn-out achievement and recorded the payment as additional purchase price allocated to goodwill.

Escrow and Holdback Arrangements

In connection with certain of our acquisitions, we have placed either cash or shares of our common stock in escrow to satisfy any claims we may have. If no claims are made, the escrowed amounts will be released to the

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the six months ended March 31, 2011, the last remaining escrowed amounts accounted for under previous accounting guidance expired. Payments totaling $5.2 million were released to former shareholders of X-Solutions Group B.V. and eCopy and were recorded as an increase to goodwill during the period.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the six months ended March 31, 2011, are as follows (dollars in thousands):

	Goodwill	Intangible Assets

Balance as of September 30, 2010	$2,077,943	$685,865
Acquisitions	7,586	8,811
Purchase accounting adjustments	4,645	648
Amortization	—	(71,703)
Effect of foreign currency translation	9,736	3,747

Balance as of March 31, 2011	$2,099,910	$627,368

During the six months ended March 31, 2011, in addition to several small purchases of intellectual property, we made an immaterial acquisition of a business that provides voice biometric products for total cash consideration of $12.6 million. Purchase accounting adjustments to goodwill recorded during the six months ended March 31, 2011, included $5.2 million of releases of escrow cash related to our fiscal 2009 acquisitions. This increase in goodwill was partially offset by a $1.4 million reduction resulting from the finalization of the Spinvox purchase accounting.

7.	Financial Instruments and Hedging Activities

Cash Flow Hedges

Forward Currency Contracts

We enter into foreign currency contracts to hedge the variability of cash flows in Canadian Dollars (CAD) and Hungarian Forints (HUF) which are designated as cash flow hedges. These contracts settle monthly through October 2011. At March 31, 2011 and September 30, 2010, the notional value and the aggregate cumulative unrealized gains on the outstanding contracts were as follows:

			Aggregate Cumulative
	Notional Value		Unrealized Gains
	March 31,	September 30,	March 31,	September 30,
	2011	2010	2011	2010

Canadian Dollars	$4,917	$13,032	$412	$286
Hungarian Forints	1,591	4,564	333	443

Total contracts designated as cash flow hedges	$6,508	$17,596	$745	$729

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Derivatives not Designated as Hedges

Forward Currency Contracts

We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. During fiscal 2011, we commenced a program that primarily utilizes foreign currency forward contracts to offset the risks associated with foreign currency denominated assets and liabilities. We established this program so that gains and losses from remeasurement or settlement of these assets and liabilities are offset by gains or losses on the foreign currency forward contracts thus mitigating the risks and volatility associated with our foreign currency transactions. Generally, we enter into contracts with terms of 30 days or less, and at March 31, 2011 we had outstanding contracts with a total notional value of $96.9 million.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other income (expense), net in our consolidated statement of operations. During the three and six month periods ended March 31, 2011, we recorded gains of $2.2 million and losses of $0.5 million respectively, associated with these contracts.

Security Price Guarantees

From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other income (expense), net. During the three and six months ended March 31, 2011, we recorded gains of $3.2 million and $10.4 million, respectively, associated with these contracts. At March 31, 2011, the remaining contracts have matured and we have recorded a receivable of $10.0 million which was collected in April 2011.

The following table provides a summary of the fair value of our derivative instruments as of March 31, 2011 and September 30, 2010 (dollars in thousands):

		Fair Value
		March 31,	September 30,
Description	Balance Sheet Classification	2011	2010

Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$191	$767
Security price guarantees	Accrued expenses and other current liabilities	—	(982)

Net asset (liability) value of non-hedge derivative instruments		$191	$(215)

Derivatives Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$745	$729
Interest rate swaps	Accrued expenses and other current liabilities	—	(503)

Net asset value of hedge derivative instruments		$745	$226

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the activity of derivative instruments for the three and six months ended March 31, 2011 and 2010, respectively (dollars in thousands):

Derivatives Designated as Hedges for the Three Months Ended March 31,

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2011	2010		2011	2010

Foreign currency contracts	$351	$64	Other income (expense), net	$339	$92
Interest rate swaps	$—	$751	N/A	$—	$—

Derivatives Designated as Hedges for the Six Months Ended March 31,

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2011	2010		2011	2010

Foreign currency contracts	$513	$217	Other income (expense), net	$497	$92
Interest rate swaps	$—	$1,408	Interest expense	$(503)	$—

Derivatives Not Designated as Hedges

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	March 31,		March 31,
	Recognized in Income	2011	2010	2011	2010

Foreign currency contracts	Other income (expense), net	$2,223	$—	$(458)	$—
Security price guarantees	Other income (expense), net	$3,234	$2,636	$10,449	$4,708

Other Financial Instruments

Financial instruments, including cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value.

The fair value of our long-term debt was estimated to be $948.9 million and $902.2 million at March 31, 2011 and September 30, 2010, respectively. The increase in the fair value is primarily related to the convertible debt, reflecting the increase in the underlying stock price during the period. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, changes to our credit ratings and, for the outstanding convertible debt, changes in our stock price. These fluctuations may have little to no correlation to our reported debt balances. The term loan portion of our Credit Facility is traded and the fair values are based upon traded prices as of the reporting dates. The fair values of the 2.75% Convertible Debentures at each respective reporting date were estimated using the averages of the March 31, 2011 and September 30, 2010 bid and ask trading quotes. We had no outstanding balance on the revolving credit line portion of our Credit Facility. Our capital lease obligations and other debt are not traded and the fair values of these instruments are assumed to approximate their carrying values as of March 31, 2011 and September 30, 2010.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and September 30, 2010 consisted of the following(dollars in thousands):

	March 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$495,926	$—	$—	$495,926
Time Deposits(b)	—	26,765	—	26,765
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $36,867 at cost(b)	—	36,895	—	36,895
Foreign currency exchange contracts(b)	—	936	—	936

Total assets at fair value	$496,926	$64,596	$—	$561,522

Liabilities:
Contingent earn-out(d)	—	—	1,679	1,679

Total liabilities at fair value	$—	$—	$1,679	$1,679

	September 30, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$470,845	$—	$—	$470,845
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $33,337 at cost(b)	—	33,366	—	33,366
Foreign currency exchange contracts(b)	—	1,496	—	1,496

Total assets at fair value	$471,845	$34,862	$—	$506,707

Liabilities:
Security price guarantees(c)	$—	$982	$—	$982
Interest rate swaps(e)	—	503	—	503
Contingent earn-out(d)	—	—	724	724

Total liabilities at fair value	$—	$1,485	$724	$2,209

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

(b)	The fair value of our time deposits, marketable securities and foreign currency exchange contracts is based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

(c)	The fair values of the security price guarantees are determined using a modified Black-Scholes model, derived from observable inputs such as US treasury interest rates, our common stock price, and the volatility of our common stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.

(d)	The fair value of our contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as our common stock price since the contingent consideration arrangement is payable in shares of our common stock.

(e)	The fair values of the interest rate swaps are estimated using discounted cash flow analyses that factor in observable market inputs such as LIBOR — based yield curves, forward rates, and credit spreads.

The changes in the fair value of contingent earn-out liabilities during the three and six months ended March 31, 2011 are as follows (dollars in thousands):

	Three Months Ended	Six Months Ended
	March 31, 2011	March 31, 2011

Balance at beginning of period	$1,347	$724
Charges to acquisition-related costs, net	332	955

Balance as of March 31, 2011	$1,679	$1,679

Earn-out payments are generally payable based on achieving certain financial targets during defined post-acquisition time periods as specified in the purchase and sale agreement for each acquisition. Changes in the fair value during the three months and six months ended March 31, 2011 resulted from improved revenue performance together with an increase in our stock price during the earn-out period.

9.	Current Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	September 30,
	2011	2010

Compensation	$52,944	$56,047
Sales and marketing incentives(a)	17,182	40,780
Cost of revenue related liabilities	9,839	10,028
Accrued business combination costs	9,754	10,197
Professional fees	9,099	9,908
Sales and other taxes payable	8,435	5,211
Acquisition costs and liabilities	5,749	4,970
Income taxes payable	1,895	4,357
Security price guarantee	—	1,034
Other	9,871	9,089

Total	$124,768	$151,621

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The decrease in accrued sales and marketing incentives was driven by an €18.0 million ($23.4 million equivalent) payment in December 2010 for a fixed obligation assumed in connection with our acquisition of SpinVox. The related €18.0 million of restricted cash was placed in an irrevocable standby letter of credit account at the end of fiscal year 2010 and was released upon satisfaction of the liability in December 2010. At March 31, 2011, we have an additional €5.0 million ($7.1 million equivalent) of restricted cash that has been placed in an irrevocable standby letter of credit for a related liability.

10.	Deferred Revenues

Deferred revenue consisted of the following (dollars in thousands):

	March 31,	September 30,
	2011	2010

Current Liabilities:
Deferred maintenance revenue	$99,005	$90,969
Unearned revenue	78,907	51,371

Total current deferred revenue	$177,912	$142,340

Long-term Liabilities:
Deferred maintenance revenue	$18,187	$12,902
Unearned revenue	59,862	63,696

Total long-term deferred revenue	$78,049	$76,598

Deferred maintenance revenue consists of prepaid fees received for post-contract customer support for our products, including telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis. Unearned revenue includes upfront fees for setup and implementation activities related to hosted offerings; certain software arrangements for which we do not have fair value of post-contract customer support, resulting in ratable revenue recognition for the entire arrangement on a straight-line basis; and fees in excess of estimated earnings on percentage-of-completion service contracts.

The increase in the deferred maintenance revenue is primarily related to an increase in Enterprise application maintenance as well as an increase in Imaging maintenance and support. Unearned revenue increased as a result of billings in excess of revenues earned on several large professional service implementation projects as well as set-up fees on new hosting arrangements that will be recognized ratably over the longer of the contract lives, or the expected lives of the customer relationship.

11.	Business Combination Costs

The activity for the six months ended March 31, 2011, relating to all facilities and personnel recorded in accrued business combination costs, is as follows (dollars in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2010	$23,871	$159	$24,030
Charged to restructuring and other charges, net	93	(100)	(7)
Charged to interest expense	472	—	472
Cash payments, net of sublease receipts	(6,076)	(59)	(6,135)

Balance at March 31, 2011	$18,360	$—	$18,360

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	September 30,
	2011	2010

Reported as:
Other current liabilities	$9,754	$10,197
Other liabilities	8,606	13,833

Total	$18,360	$24,030

12.	Restructuring and Other Charges, net

The following table sets forth the six months ended March 31, 2011 accrual activity relating to restructuring and other charges (dollars in thousands):

	Personnel	Facilities	Other	Total

Balance at September 30, 2010	$1,838	$283	$—	$2,121
Restructuring and other charges, net	3,031	1,362	93	4,486
Cash payments	(3,424)	(629)	(93)	(4,146)

Balance at March 31, 2011	$1,445	$1,016	$—	$2,461

For the six months ended March 31, 2011, we recorded net restructuring and other charges of $4.5 million, which included $3.0 million of severance and other costs related to the elimination of approximately 90 personnel across multiple functions worldwide, primarily within costs of sales, and $1.4 million related to facilities that we no longer occupy.

13.	Credit Facilities and Debt

2.75% Convertible Debentures

We have $250 million of 2.75% convertible senior debentures due in August 2027. As of March 31, 2011, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

Credit Facility

We have a credit facility which consists of a $75 million revolving credit line, reduced by outstanding letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (collectively the “Credit Facility”). The term loans are due March 2013 and the revolving credit line is due March 2012. As of March 31, 2011, $640.2 million remained outstanding under the term loans, there were $21.3 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of March 31, 2011, we were in compliance with the covenants under the Credit Facility.

As of March 31, 2011, based on our leverage ratio, the applicable margin for our term loan was 0.75% for base rate borrowings and 1.75% for LIBOR-based borrowings. This results in an effective interest rate of 2.02%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2011 as no excess cash flow, as defined, was generated in fiscal 2010. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Net Income (Loss) Per Share

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and six months ended March 31, 2011 and 2010. (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Numerator:
Basic
Net income (loss) available to common stockholders — basic	$1,735	$(15,396)	$1,726	$(19,674)

Diluted
Net income (loss) available to common stockholders — diluted	$1,735	$(15,396)	$1,726	$(19,674)

Denominator:
Basic
Weighted average common shares outstanding	300,937	284,994	299,772	281,998

Diluted
Weighted average common shares outstanding — basic	300,937	284,994	299,772	281,998
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	3,562	—	3,562	—
Employee stock compensation plan	8,593	—	8,264	—
Warrants	1,514	—	1,367	—
Other contingently issuable shares	150	—	187	—

Weighted average common shares outstanding — diluted	314,756	284,994	313,152	281,998

Net income (loss) per share:
Basic	$0.01	$(0.05)	$0.01	$(0.07)

Diluted	$0.01	$(0.05)	$0.01	$(0.07)

Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 3.9 million shares for the three and six months ended March 31, 2011, and 21.8 million and 23.6 million shares for the three and six months ended March 31, 2010, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

15.	Stockholders’ Equity

We have, from time to time, entered into stock and warrant agreements with Warburg Pincus. In connection with these agreements, we granted Warburg Pincus the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to them pursuant to the purchase agreements, including

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of common stock underlying the warrants. At March 31, 2011, Warburg Pincus holds the following warrants to purchase shares of our common stock:

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

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Cost of product and licensing	$21	$9	$27	$18
Cost of professional services and hosting	9,062	2,913	14,750	5,561
Cost of maintenance and support	637	202	1,027	417
Research and development	8,041	2,419	12,908	4,449
Sales and marketing	12,097	8,779	22,407	17,297
General and administrative	13,761	10,386	24,598	17,032

Total	$43,619	$24,708	$75,717	$44,774

Included in stock-based compensation for the three and six months ended March 31, 2011 is $6.9 million and $13.1 million, respectively, of expense related to awards that will be made as part of the fiscal 2011 annual bonus plan to employees. The annual bonus pool is determined by management and approved by the Compensation Committee of the Board of Directors based on financial performance targets approved at the beginning of the year. If these targets are achieved, the awards will be settled in shares based on the total bonus earned and the grant date fair value of the shares awarded to each employee.

Stock Options

The table below summarizes activity relating to stock options for the six months ended March 31, 2011:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2010	10,703,237	$8.44
Granted	1,000,000	$16.44
Exercised	(1,279,908)	$6.56
Forfeited	(83,928)	$13.02
Expired	(35,681)	$13.81

Outstanding at March 31, 2011	10,303,720	$9.39	3.4 years	$104.7 million

Exercisable at March 31, 2011	8,051,151	$7.90	2.7 years	$93.9 million

Exercisable at March 31, 2010	8,461,430	$6.74	3.1 years	$84.2 million

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on March 31, 2011 ($19.55) and the exercise price of the underlying options.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2011, the total unamortized fair value of stock options was $8.1 million with a weighted average remaining recognition period of 1.0 years. A summary of weighted-average grant-date fair value of stock options granted and intrinsic value of stock options exercised is as follows:

	Six Months Ended
	March 31,
	2011	2010

Weighted-average grant-date fair value per share	$6.13	$5.90
Total intrinsic value of stock options exercised (in millions)	$15.3	$27.0

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the stock options granted during the six months ended March 31, 2011 and 2010 were calculated using the following weighted-average assumptions:

	Six Months Ended
	March 31,
	2011	2010

Dividend yield	0.0%	0.0%
Expected volatility	46.1%	50.9%
Average risk-free interest rate	1.2%	2.4%
Expected term (in years)	4.1	4.2

Restricted Units

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units for the six months ended March 31, 2011:

	Number of Shares	Number of Shares
	Underlying	Underlying
	Restricted Units —	Restricted Units —
	Contingent Awards	Time-Based Awards

Outstanding at September 30, 2010	2,867,840	7,795,114
Granted	970,233	2,920,937
Earned/released	(1,236,111)	(2,648,134)
Forfeited	(254,682)	(395,492)

Outstanding at March 31, 2011	2,347,280	7,672,425

Weighted average remaining contractual term of outstanding Restricted Units	1.1 years	1.2 years
Aggregate intrinsic value of outstanding Restricted Units(1)	$45.9 million	$150.0 million
Restricted Units vested and expected to vest	2,155,566	7,088,778
Weighted average remaining contractual term of Restricted Units vested and expected to vest	1.1 years	1.2 years
Aggregate intrinsic value of Restricted Units vested and expected to vest(1)	$42.1 million	$138.6 million

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on March 31, 2011 ($19.55) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of March 31, 2011, unearned stock-based compensation expense related to all unvested Restricted Units is $126.5 million, which will, based on

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.7 years.

A summary of weighted-average grant-date fair value and intrinsic value of all Restricted Units vested is as follows:

	Six Months Ended,
	March 31,
	2011	2010

Weighted-average grant-date fair value per share	$17.34	$15.05
Total intrinsic value of shares vested (in millions)	$67.7	$36.2

17.	Income Taxes

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Income (loss) before income taxes	$4,122	$(13,108)	$10,134	$(17,046)
Provision for income taxes	$2,387	$2,288	$8,408	$2,628
Effective tax rate	57.9%	(17.5)%	83.0%	(15.4)%

The change in the effective tax rate primarily relates to the tax provision on U.S. profits in the three and six months ended March 31, 2011 as compared to U.S. losses in the prior periods for which no tax benefit has been recognized as the realization of such tax benefit is not more likely than not.

The increase in the income tax provision for the six months ended March 31, 2011 as compared to the same period in 2010 is substantially due to higher income before income taxes for the current period. The increase in income tax expense was offset by a decrease in our foreign withholding taxes and certain discrete foreign tax benefits recorded in the six months ended March 31, 2010 that did not recur.

At March 31, 2011 and September 30, 2010, the liability for income taxes associated with uncertain tax positions was $13.2 million and $12.8 million, respectively. The increase is primarily attributable to accrued interest. We do not expect a significant change in the amount of unrecognized tax benefits within the next twelve months.

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

Vianix LLC has filed three legal actions against us, consisting of two breach of contract actions and a copyright infringement claim. These matters were concluded during the three months ended March 31, 2011. The resolution of these matters did not have a material impact on our financial statements or liquidity.

We do not believe that the final outcome of the above litigation matters will have a material adverse effect on our financial position and results of operations. However, even if our defense is successful, the litigation could require significant management time and will be costly. Should we not prevail, our operating results, financial position and cash flows could be adversely impacted.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees and Other Commitments

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

We have four customer-facing market groups that oversee the core markets where we conduct business. These groups are referred to as Healthcare, Mobile and Consumer, Enterprise and Imaging. These groups do not directly manage centralized or shared resources or make allocation decisions regarding the activities related to these functions, which include sales and sales operations, certain research and development initiatives, business development and all general and administrative activities. Our CODM oversees these groups as well as each of the functions that provide the shared and centralized activities noted above. To manage the business, allocate resources and assess performance, the CODM regularly reviews revenue data by market group, while reviewing gross margins, operating margins, and other measures of income or loss on a consolidated basis. Thus, we have determined that we operate in one segment.

The following table presents revenue information for our four core markets (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Healthcare	$120,697	$105,831	$238,134	$211,357
Mobile and Consumer	93,116	77,768	179,229	141,861
Enterprise	72,315	70,935	143,364	146,300
Imaging	32,834	18,471	62,064	36,464

Total Revenue	$318,962	$273,005	$622,791	$535,982

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

United States	$232,261	$187,544	$463,951	$374,042
International	86,701	85,461	158,840	161,940

Total	$318,962	$273,005	$622,791	$535,982

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (dollars in thousands):

	March 31,	September 30,
	2011	2010

United States	$2,425,817	$2,479,952
International	453,441	448,105

Total	$2,879,258	$2,928,057

20.	Subsequent Event

On May 10, 2011, we entered into an agreement to acquire Equitrac Corporation, a provider of intelligent print management and cost recovery software, for approximately $157 million in cash. We expect to close this transaction in the fourth quarter of fiscal 2011, subject to certain closing conditions.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

OVERVIEW

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

Core Markets

Our technologies address our four core markets, each of which is described in greater detail below.

•	Healthcare. Our healthcare products and services enable our customers to automate manual functions, and manage information and workflows. A significant component of sales in our healthcare market are for on-demand solutions hosted by Nuance and priced by the volume of services used by the customer, primarily for healthcare information management. With these solutions, we provide software and labor to transcribe information dictated by healthcare providers that go into patient files, and to manage the associated workflows. The healthcare information management market is migrating away from unstructured, distributed files toward structured, computer-accessible, searchable files generally known as electronic medical records or EMRs. Our solutions address both the old unstructured files and EMRs, and we are able to provide technology and services that help our customers through this transition. In addition to healthcare information management, we provide solutions for areas such as radiology, diagnostics, critical test results management, mobile access to systems, and processing data contained in medical records. Trends in our healthcare business include a growing customer preference for hosted solutions, increasing interest in the use of mobile devices to access healthcare systems and records, and increasing international interest. Over the last several quarters, we have signed several new contracts for our hosted solutions, and the volume of lines processed in these services has steadily increased. We are investing to expand our product set to address these opportunities, expand our international capabilities, and reduce our time from contract signing to initiation of billable services.

•	Mobile and Consumer. The majority of sales in our mobile-consumer market are for voice recognition, text-to-speech and enhanced keyboard functionality that is embedded in a device (such as a cell phone, car or tablet computer) or installed on a personal computer. There is a growing trend toward supplementing those solutions with mobile connected services such as Internet search, dictation and transcription of voice messages, that are performed on hosted Nuance servers and accessed by mobile devices using the Internet or mobile telephony network, and also for applications that can be downloaded onto mobile devices. Trends in our mobile-consumer market also include device manufacturers requiring custom applications to deliver unique and differentiated products, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and automobiles to address the growing concern of distracted driving, and the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers and tablet computers. We are investing to increase our capabilities and capacity to help device manufacturers build custom applications, to increase the capacity of our data centers, to increase the number, kinds and capacity of network services, to enable developers to access our technology, and to expand both awareness and channels for our direct-to-consumer products.

•	Enterprise. Sales in our enterprise market include on-demand solutions hosted by Nuance and priced by the volume of services used by the customer, as well as professional services to design, implement and integrate custom call center applications. Our objective for enterprise is to increase revenue, primarily by enabling customers to automate call center operations and call handling, and also to provide improved ability to analyze and use call center data, to enable mobile access, and to improve cross-channel coordination among call center, Internet and mobile customer-care functions. The call center market is migrating away from simple menu-driven applications toward more sophisticated, easier to use applications based on natural language capabilities. Our solutions address both menu-driven and natural language applications. In addition, we provide solutions for areas such as mobile access to customer care systems and call center analytics. Trends in our enterprise business include increasing interest in the use of mobile applications to access customer care systems and records, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. We are investing to expand our product set to address these opportunities, to increase efficiency of our hosted applications, expand our capabilities and capacity to help customers build custom applications, and broaden our relationships with new hardware and systems integrator partners serving the market.

•	Imaging. Sales in our imaging market include document capture solutions embedded in copiers and multi-function printers and packaged software for document management. The imaging market is evolving to include more networked solutions, mobile access to networked solutions, and multi-function devices. We are investing to improve mobile access to our networked products, expand our distribution channels and embedding relationships, and expand our language coverage.

Acquisitions

We have supplemented organic growth with acquisitions. Over the last few years, our acquisitions have focused on adding new solutions that take advantage of our core technology, adding functionality to our existing solutions, expanding our sales and professional services teams, and expanding our customer base. We expect that new uses for our core technologies will continue to emerge and that international opportunities will grow. We expect that we will continue to serve evolving market opportunities through a combination of organic growth, acquisitions and strategic partnerships.

We believe we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt capacity, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin and cash flow targets before deciding to move forward with an acquisition.

Key Metrics

In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, is as follows:

•	Total revenue increased by $86.8 million to $622.8 million;

•	Net income increased by $21.4 million to $1.7 million;

•	Gross margins decreased by 2.1 percentage points to 61.1%;

•	Operating margins increased by 3.3 percentage points to 2.9%; and

•	Cash provided by operating activities increased by $38.8 million to $159.4 million.

In addition to the above key financial metrics, we also focus on certain non-financial performance indicators. A summary of these key non-financial performance indicators for the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, is as follows:

•	Annualized line run-rate in our on-demand healthcare solutions increased 16% to approximately 3.650 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•	Enterprise professional services backlog hours increased 25% to 333,000 hours. Professional services backlog hours reflect the accumulated estimated hours necessary to fulfill all of our existing, executed professional services contracts within the enterprise business, including those that are cancelable by customers, based on the original estimate of hours sold;

•	Estimated 3-year value of on-demand contracts increased 20% to $1.2 billion We determine this value by using our best estimate of all anticipated future revenue streams under signed on-demand contracts currently in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on assumptions about launch dates, volumes and renewal rates within the three year period. Most of these contracts are priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS

TOTAL REVENUES

The following tables show total revenue from our four core markets and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Healthcare	$120.7	$105.8	$14.9	14.1%	$238.1	$211.3	$26.8	12.7%
Mobile and Consumer	93.1	$77.8	15.3	19.7%	$179.2	$141.9	$37.3	26.3%
Enterprise	72.3	70.9	1.4	2.0%	143.4	146.3	(2.9)	(2.0)%
Imaging	32.9	18.5	14.4	77.8%	62.1	36.5	25.6	70.1%

Total Revenues	$319.0	$273.0	$46.0	16.8%	$622.8	$536.0	$86.8	16.2%

United States	$232.3	$187.5	$44.8	23.9%	$464.0	$374.1	$89.9	24.0%
International	86.7	85.5	1.2	1.4%	158.8	161.9	(3.1)	(1.9)%

Total Revenues	$319.0	$273.0	$46.0	16.8%	$622.8	$536.0	$86.8	16.2%

For the three months ended March 31, 2011, revenues increased in all of our core markets as compared to the three months ended March 31, 2010. The increase in Healthcare was primarily driven by increases in professional services and hosting revenues of $11.1 million. Mobile and Consumer revenue increased primarily as a result of the $7.3 million of additional product and licensing revenues as well as a $6.7 million increase in professional services and hosting revenues. The Imaging revenue increase was attributable to growth in product and licensing revenues.

For the six months ended March 31, 2011, revenue increased in Healthcare, Mobile and Consumer and Imaging as compared to the six months ended March 31, 2010. These increases in revenue were offset by a slight decrease in Enterprise revenues. Healthcare revenues increased $26.8 million driven by a $21.1 million increase in professional services and hosting revenues. Mobile and Consumer revenues increased $37.3 million, with a $17.7 million increase in product and license revenues as well as an $18.7 million increase in professional services and hosting revenues. Enterprise revenues decreased slightly, consisting of an $8.8 million decrease in professional services and hosting revenue, offset by an increase of $4.9 million in product and licensing revenues. Imaging revenues increased all driven by growth in product and licensing revenues.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Product and licensing revenue	$141.6	$113.2	$28.4	25.1%	$275.4	$226.4	$49.0	21.6%

As a percentage of total revenue	44.4%	41.5%			44.2%	42.3%

The increase in product and licensing revenue for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, included a $13.4 million increase in Imaging, driven primarily by growth in sales of multi-functional peripheral licenses. Mobile and Consumer product and licenses revenue increased by $7.3 million, primarily driven by growth in sales of our Dragon products. Enterprise on premise license sales increased $5.9 million resulting from the refocusing of our sales efforts from channel to direct.

The increase in product and licensing revenue for the six months ended March 31, 2011, as compared to the three months ended March 31, 2010, consisted of a $23.6 million increase in Imaging, primarily from sales of multi-functional peripheral products. Mobile and Consumer product and licenses revenue increased by $17.7 million, which is primarily driven by growth in sales of our Dragon products. Enterprise on premise license sales increased $4.9 million resulting from the refocusing of our sales efforts from channel to direct.

Professional Services and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for customers. Hosting revenue primarily relates to delivering hosted services, such as medical transcription, automated customer care applications, voice message transcription, and mobile search and transcription, over a specified term. The following table shows professional services and hosting revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Professional services and hosting revenue	$128.9	$116.2	$12.7	10.9%	$251.7	$219.9	$31.8	14.5%

As a percentage of total revenue	40.4%	42.5%			40.4%	41.0%

The increase in professional services and hosting revenue for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, included an $11.1 million increase in Healthcare revenue driven by growth in our on-demand solutions. Mobile and Consumer revenue increased $6.7 million primarily as a result of growth in our connected mobile services. Enterprise revenue decreased by $5.5 million primarily due to the decline of an early on-demand customer’s volume.

The increase in professional services and hosting revenue for the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, consisted of a $21.1 million increase in Healthcare revenue primarily driven by growth in our on-demand solutions. Mobile and Consumer revenue increased $18.7 million primarily as a result of growth in our connected mobile services, driven by the acquisition of Spinvox. Enterprise revenue decreased by $8.8 million primarily as a result of the decline of an early on-demand customer’s volume.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Maintenance and support revenue	$48.5	$43.6	$4.9	11.2%	$95.6	$89.7	$5.9	6.6%

As a percentage of total revenue	15.2%	16.0%			15.4%	16.7%

The increase in maintenance and support revenue for the three and six months ended March 31, 2011, as compared to the same periods in 2010, was consistent with the growth in product and licensing revenue.

COSTS AND EXPENSES

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Cost of product and licensing revenue	$15.0	$10.7	$4.3	40.2%	$32.1	$23.3	$8.8	37.8%

As a percentage of product and licensing revenue	10.6%	9.5%			11.7%	10.3%

The increase in cost of product and licensing revenue for the three and six months ended March 31, 2011, as compared to same periods in 2010, was primarily due to an increase in hardware cost associated with higher product and license revenues.

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

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Cost of professional services and hosting revenue	$86.5	$73.0	$13.5	18.5%	$164.7	$135.0	$29.7	22.0%

As a percentage of professional services and hosting revenue	67.1%	62.8%			65.4%	61.4%

The increase in cost of professional services and hosting revenue for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily attributable to a $6.6 million increase in transcription services related to our health information management solutions and a $6.1 million increase in stock-based compensation.

The increase in cost of professional services and hosting revenue for the six months ended March 31, 2011, as compared to the six months ended March 31, 2010 was due to a $14.2 million increase in transcription services related to our health information management solutions and a $9.2 million increase in stock-based compensation.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Cost of maintenance and support revenue	$9.5	$7.7	$1.8	23.4%	$17.8	$15.7	$2.1	13.4%

As a percentage of maintenance and support revenue	19.6%	17.7%			18.6%	17.5%

The increase in cost of maintenance and support revenue for the three and six months ended March 31, 2011, as compared to the same periods in 2010, was primarily due to higher volumes of Enterprise application maintenance and support.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Total research and development expense	$46.3	$37.9	$8.4	22.2%	$87.7	$74.9	$12.8	17.1%

As a percentage of total revenue	14.5%	13.9%			14.1%	14.0%

The increase in research and development expense for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily attributable to an $8.5 million increase in compensation expense. Compensation expense has increased as a result of headcount growth as we continue to invest in our research and development organization, and also includes a $5.6 million increase in stock-based compensation.

The increase in research and development expense for the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, was attributable to a $12.8 million increase in compensation expense driven by headcount growth as we continue to invest in our research and development organization, and includes a $8.5 million increase in stock-based compensation.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Total sales and marketing expense	$74.1	$63.9	$10.2	16.0%	$152.5	$129.5	$23.0	17.8%

As a percentage of total revenue	23.2%	23.4%			24.5%	24.2%

The increase in sales and marketing expense for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily attributable to a $5.0 million increase in compensation expense as well as a $4.5 million increase in marketing and channel program spending to drive overall revenue growth. The increase in compensation expense was attributable to the additional headcount as well as an increase of $3.3 million in stock-based compensation.

The increase in sales and marketing expense for the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, was primarily attributable to a $12.6 million increase in marketing and channel program spending to drive overall revenue growth, as well as an $8.4 million increase in compensation expense which included a $5.1 million increase in stock-based compensation.

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

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Total general and administrative expense	$37.2	$31.3	$5.9	18.8%	$68.4	$58.8	$9.6	16.3%

As a percentage of total revenue	11.7%	11.5%			11.0%	11.0%

The increase in general and administrative expense for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily attributable to a $3.4 million increase in stock-based compensation.

The increase in general and administrative expense for the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, was primarily attributable to a $7.6 million increase in stock-based compensation.

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

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Cost of revenue	$14.2	$12.2	$2.0	16.4%	$27.5	$23.2	$4.3	18.5%
Operating expenses	21.6	22.2	(0.6)	(2.7)%	44.2	44.3	(0.1)	(0.2)%

Total amortization expense	$35.8	$34.4	$1.4	4.1%	$71.7	$67.5	$4.2	6.2%

As a percentage of total revenue	11.2%	12.6%			11.5%	12.6%

The increase in amortization of intangible assets for the three and six months ended March 31, 2011, as compared to the same periods in 2010, was primarily attributable to the amortization of acquired intangible assets from our business acquisitions during fiscal 2010 and our acquisitions of patents and technology from other third-parties during fiscal 2010. This increase was partially offset by a reduction in amortization of customer relationships that are recognized over the period of expected economic benefit.

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

	Three Months				Six Months
	Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Transition and integration costs	$0.1	$5.2	$(5.1)	(98.1)%	$1.1	$8.6	$(7.5)	(87.2)%
Professional service fees	2.0	2.6	(0.6)	(23.1)%	3.3	11.9	(8.6)	(72.3)%
Acquisition-related adjustments	0.2	0.2	0.0	0.0%	0.9	0.3	0.6	200.0%

Total Acquisition-related costs, net	$2.3	$8.0	$(5.7)	(71.3)%	$5.3	$20.8	$(15.5)	(74.5)%

As a percentage of total revenue	0.7%	2.9%			0.9%	3.9%

The decrease in acquisition-related costs, net for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily driven by a reduction in transition and integration costs. For the three months ended March 31, 2010, transition and integration costs consisted primarily of costs associated with transitional employees from our eCopy and SpinVox acquisitions.

The decrease for the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, was primarily driven by a reduction in transition and integration costs and professional services fees. For the six months ended March 31, 2010, transition and integration costs consisted primarily of the costs associated with transitional employees from our eCopy and SpinVox acquisitions; professional services consisted of expenses related to our acquisition of SpinVox in December 2009 and approximately $2.2 million that had been capitalized as of September 30, 2009 related to transaction costs incurred in prior periods that was required to be expensed upon our adoption of ASC 805, Business Combinations, in fiscal 2010.

Restructuring and Other Charges, Net

The following table sets forth the activity relating to the restructuring accruals for the six months ended March 31, 2011 (dollars in millions):

	Personnel	Facilities	Other	Total

Balance at September 30, 2010	$1.8	$0.3	$—	$2.1
Restructuring and other charges	3.0	1.4	0.1	4.5
Cash payments	(3.4)	(0.6)	(0.1)	(4.1)

Balance at March 31, 2011	$1.4	$1.1	$—	$2.5

For the six months ended March 31, 2011, we recorded net restructuring and other charges of $4.5 million, which consisted of $3.0 million of severance and other costs related to the elimination of approximately 90 personnel across multiple functions worldwide, primarily within costs of sales, and $1.4 million of restructuring charges related to facilities we no longer occupy.

Other Income (Expense), Net

The following table shows other income (expense), net in dollars and as a percentage of total revenue (dollars in millions):

					Six Months
	Three Months Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Interest income	$0.6	$0.2	$0.4	(200.0)%	$1.5	$0.6	$0.9	150.0%
Interest expense	(8.8)	(10.2)	1.4	13.7%	(18.1)	(20.4)	2.3	11.3%
Other income (expense), net	2.4	3.2	(0.8)	(25.0)%	8.6	5.1	3.5	68.6%

Total other income (expense), net	$(5.8)	$(6.8)	$1.0	14.7%	$(8.3)	$(14.7)	$6.7	45.6%

As a percentage of total revenue	(1.8)%	(2.5)%			(1.3)%	(2.7)%

The decrease in interest expense for the three and six months ended March 31, 2011 as compared to the same period in 2010, was driven by decreased interest costs as a result of lower rates on our outstanding variable rate borrowings. Included in Other income (expense), net for the three and six months ended March 31, 2011 are gains of $3.2 million and $10.4 million, respectively, on our security price guarantee derivatives.

Provision for Income Taxes

The following table shows the provision for income taxes and the effective income tax rate (dollars in thousands):

					Six Months
	Three Months Ended				Ended
	March 31,		Dollar	Percent	March 31,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Income (loss) before income taxes	$4.1	$(13.1)	$17.2	131.3%	$10.1	$(17.0)	$27.1	159.4%
Income tax provision	$2.4	$2.3	$0.1	4.3%	$8.4	$2.6	$5.8	223.1%

Effective income tax rate	57.9%	(17.5)%			83.0%	(15.4)%

The change in the effective tax rate primarily relates to the tax provision on U.S. profits in the three and six months ended March 31, 2011 as compared to U.S. losses in the prior periods for which no tax benefit has been recognized as the realization of such tax benefit is not more likely than not.

The increase in the income tax provision for the six months ended March 31, 2011 as compared to the same period in 2010 is substantially due to higher income before income taxes for the current period. The increase in income tax expense was offset by a decrease in our foreign withholding taxes and certain discrete foreign tax benefits recorded in the six months ended March 31, 2010 that did not recur.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $641.7 million as of March 31, 2011, an increase of $125.1 million as compared to $516.6 million as of September 30, 2010. Our working capital was $575.3 million as of March 31, 2011, as compared to $459.2 million as of September 30, 2010. In addition, we had $10.6 million of non-current marketable securities as of March 31, 2011. Cash and marketable securities held by our international operations totaled $77.0 million and $40.5 million at March 31, 2011 and September 30, 2010, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the amount of withholding taxes payable as a result would have a material impact to our liquidity. As of March 31, 2011, our total accumulated deficit was $279.6 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents and marketable securities on-hand are sufficient to meet our operating needs for at least the next twelve months.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended March 31, 2011 was $159.4 million, an increase of $38.8 million, or 32.2%, as compared to cash provided by operating activities of $120.6 million for the six months ended March 31, 2010. The increase was primarily driven by the following factors:

•	A decrease of $21.3 million in cash flows generated by changes in working capital, primarily driven by a €18.0 million ($23.4 million equivalent) payment for a fixed obligation assumed in connection with our acquisition of SpinVox;

•	An increase of $53.8 million in cash flows resulting from an increase in net income, exclusive of non-cash adjustment items; and

•	An increase in cash flows of $6.4 million from an overall increase in deferred revenue.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended March 31, 2011 was $21.0 million, a decrease of $168.5 million, or 88.9%, as compared to cash used in investing activities of $189.5 million for the six months ended March 31, 2010. The net decrease was primarily driven by the following factors:

•	A decrease of $142.5 million in cash payments related to business acquisitions, primarily driven by the cash paid in the acquisition of SpinVox and the PSRS deferred acquisition payment during the six months ended March 31, 2010;

•	A cash inflow of $17.2 million in restricted cash in December 2010 related to the release of cash placed in an irrevocable standby letter of credit account for payment of a fixed obligation in connection with our acquisition of SpinVox; and

•	A decrease of $15.0 million in cash payments for equity investments in a non-public company made during the six months ended March 31, 2010.

Cash Used in/Provided by Financing Activities

Cash used in financing activities for the six months ended March 31, 2011 was $17.8 million as compared to cash provided by financing activities of $3.9 million for the six months ended March 31, 2010, a decrease in cash flows of $21.7 million or 551.4%. The change was primarily driven by the following factors:

•	An increase in cash used to net share settle employee equity awards of $16.6 million, due to an increase in intrinsic value of the shares vested as a result of the overall increase in our stock price and vesting activities during the six months ended March 31, 2011 as compared to the same period in 2010; offset by

•	A $4.0 million cash benefit resulting from excess tax benefits on employee equity awards during the six months ended March 31, 2011

2.75% Convertible Debentures

We have $250 million of 2.75% convertible senior debentures due in August 2027. As of March 31, 2011, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

Credit Facility

As of March 31, 2011, $640.2 million remained outstanding under our term loan. There were $21.3 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of March 31, 2011, we are in compliance with the covenants under the Credit Facility.

As of March 31, 2011, based on our leverage ratio, the applicable margin for our term loan was 0.75% for base rate borrowings and 1.75% for LIBOR-based borrowings. This results in an effective interest rate of 2.02%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2011 as no excess cash flow, as defined, was generated in fiscal 2010. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount

2011 (April 1, 2011 to September 30, 2011)	$3,350
2012	6,700
2013 (maturity)	630,163

Total	$640,213

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

In connection with our acquisition of SNAPin Software, Inc. (“SNAPin”), we agreed to make a contingent earn-out payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. In April 2010, the Company and the former shareholders of SNAPin agreed on a final earn-out payment of $21.2 million and we issued 593,676 shares of our common stock, valued at $10.2 million, as our first payment under the earn-out agreement. The remaining balance is payable in cash or stock, solely at our option, on or before October 1, 2011 and is included in short-term liabilities as of March 31, 2011.

In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. At March 31, 2011, we have not recorded any obligation relative to these earn-out provisions.

Off-Balance Sheet Arrangements

Through March 31, 2011, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2011 would not have a material impact on our revenue, operating results or cash flows in the coming year.

Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. At March 31, 2011, we have foreign currency contracts with a total notional value of approximately $6.5 million designated as cash flow hedges. These contracts all mature within the next twelve months. During the six months ended March 31, 2011, we commenced a program that primarily utilizes forward currency contracts to offset the risks associated with foreign currency denominated assets and liabilities. We established this program so that gains and losses from remeasurement or settlement of these assets and liabilities are offset by gain or losses on the foreign currency forward contracts thus mitigating the risks and volatility associated with our foreign currency transactions. These contracts are not designated as accounting hedges and generally are for periods 30 days or less. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $96.9 million at March 31, 2011. Based on the nature of the transaction for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.

At March 31, 2011, we held approximately $641.7 million of cash and cash equivalents primarily consisting of cash, time deposits and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio or results of operations.

At March 31, 2011, our total outstanding debt balance exposed to variable interest rates was $640.2 million. A hypothetical change in market rates could have a significant impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding debt would increase $6.4 million per annum.

Equity Price Risk

We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of March 31, 2011, our security price guarantees had expired and we recorded a receivable of $10.0 million representing the amount due from the counterparty as a result of increases in our stock price during the period the contracts were outstanding.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and, for transactions which closed prior to October 1, 2009, the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired tradenames and acquired customer relationships based on their respective fair values. Intangible assets are generally amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of March 31, 2011, we had identified intangible assets of approximately $627.4 million, net of accumulated amortization, and goodwill of approximately $2.1 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of March 31, 2011, we had a total of $891.0 million of gross debt outstanding, including $640.2 million in term loans due in March 2013 and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2012. As of March 31, 2011, there were $21.3 million of letters of credit issued under the revolving credit line but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

As of March 31, 2011, Warburg Pincus, a global private equity firm, beneficially owned approximately 23% of our outstanding common stock, including warrants exercisable for up to 7,562,422 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Proetction Act, new regulations promulgated by the Securities and Exchange Commission and the rules of the Nasdaq Marketplace, are resulting in increased general and administrative expenses for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our business may be harmed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 10, 2011.

Nuance Communications, Inc.

By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial
Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1		Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3		Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-142182	3.3	4/18/2007
3.5		Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
10	.1*	2000 Stock Plan as amended	10-Q	0-27038	10.2	2/9/2011
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1		Certification Pursuant to 18 U.S.C. Section 1350.					X
101		The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes of Consolidated Financial Statements.					X

*	Denotes management compensatory plan or arrangement