Form 10-Q
period 2011-06-30
Nuance Communications, Inc.
filed 2011-08-09
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

The number of shares of the Registrant’s Common Stock, outstanding as of July 31, 2011, was 305,586,374.

NUANCE COMMUNICATIONS, INC.

		Page

PART I: FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited):
	a) Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010	2
	b) Consolidated Balance Sheets at June 30, 2011 and September 30, 2010	3
	c) Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010	4
	d) Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	41

PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 5.	Other Information	51
Item 6.	Exhibits	51
Signatures		52
Exhibit Index		53
Certifications
EX-2.1
EX-2.2
EX-10.1
Ex-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Product and licensing	$152,745	$108,840	$428,181	$335,228
Professional services and hosting	125,347	117,875	377,078	337,798
Maintenance and support	50,817	46,488	146,441	136,159

Total revenues	328,909	273,203	951,700	809,185

Cost of revenues:
Product and licensing	15,820	10,901	47,950	34,194
Professional services and hosting	83,301	71,353	248,003	206,349
Maintenance and support	8,836	7,631	26,645	23,335
Amortization of intangible assets	13,087	11,893	40,541	35,095

Total cost of revenues	121,044	101,778	363,139	298,973

Gross profit	207,865	171,425	588,561	510,212

Operating expenses:
Research and development	42,245	38,916	129,898	113,797
Sales and marketing	73,336	67,219	225,817	196,680
General and administrative	35,901	29,887	104,271	88,643
Amortization of intangible assets	20,972	21,459	65,221	65,786
Acquisition-related costs, net	8,595	6,125	13,910	26,892
Restructuring and other charges, net	864	3,257	5,343	16,244

Total operating expenses	181,913	166,863	544,460	508,042

Income from operations	25,952	4,562	44,101	2,170
Other income (expense):
Interest income	727	171	2,213	780
Interest expense	(8,749)	(9,971)	(26,814)	(30,380)
Other income (expense), net	301	5,539	8,865	10,685

Income (loss) before income taxes	18,231	301	28,365	(16,745)
(Benefit) provision for income taxes	(23,390)	1,831	(14,982)	4,459

Net income (loss)	$41,621	$(1,530)	$43,347	$(21,204)

Net income (loss) per share:
Basic	$0.14	$(0.01)	$0.14	$(0.07)

Diluted	$0.13	$(0.01)	$0.14	$(0.07)

Weighted average common shares outstanding:
Basic	303,100	291,610	300,846	285,202

Diluted	317,802	291,610	314,791	285,202

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$446,981	$516,630
Restricted cash (Note 9)	7,212	24,503
Marketable securities	36,617	5,044
Accounts receivable, less allowances for doubtful accounts of $5,721 and $6,301	247,972	217,587
Acquired unbilled accounts receivable	914	7,412
Prepaid expenses and other current assets	79,339	70,466

Total current assets	819,035	841,642
Land, building and equipment, net	79,623	62,083
Marketable securities	—	28,322
Goodwill	2,318,555	2,077,943
Intangible assets, net	757,599	685,865
Other assets	75,375	73,844

Total assets	$4,050,187	$3,769,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$6,909	$7,764
Contingent and deferred acquisition payments	34,712	2,131
Accounts payable	82,235	78,616
Accrued expenses and other current liabilities	157,632	151,621
Deferred revenue	183,455	142,340

Total current liabilities	464,943	382,472
Long-term portion of debt and capital leases	852,444	851,014
Deferred revenue, net of current portion	81,502	76,598
Deferred tax liability	73,966	63,731
Other liabilities	114,548	98,688

Total liabilities	1,587,403	1,472,503

Commitments and contingencies (Notes 5 and 18)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 307,958 and 301,623 shares issued and 304,207 and 297,950 shares outstanding	308	302
Additional paid-in capital	2,681,024	2,581,901
Treasury stock, at cost (3,751 and 3,673 shares)	(16,788)	(16,788)
Accumulated other comprehensive income	31,617	8,505
Accumulated deficit	(238,008)	(281,355)

Total stockholders’ equity	2,462,784	2,297,196

Total liabilities and stockholders’ equity	$4,050,187	$3,769,699

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$43,347	$(21,204)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	125,719	116,738
Stock-based compensation	109,505	72,868
Non-cash interest expense	9,524	9,746
Non-cash restructuring and other expense	—	6,833
Deferred tax provision	(35,727)	(2,321)
Other	4,259	1,671
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,679)	(13,023)
Prepaid expenses and other assets	(17,095)	(4,869)
Accounts payable	(9,999)	(3,960)
Accrued expenses and other liabilities	(9,950)	(7,825)
Deferred revenue	43,603	30,044

Net cash provided by operating activities	259,507	184,698

Cash flows from investing activities:
Capital expenditures	(24,267)	(16,284)
Payments for acquisitions, net of cash acquired	(319,299)	(155,882)
Payments for acquired technology	(715)	(14,850)
Payments for equity investment	—	(14,970)
Purchases of marketable securities	(10,776)	—
Proceeds from sales of marketable securities	6,650	—
Change in restricted cash balances	17,184	(22,070)

Net cash used in investing activities	(331,223)	(224,056)

Cash flows from financing activities:
Payments of debt and capital leases	(5,864)	(6,376)
Payments of other long-term liabilities	(7,794)	(7,319)
Proceeds on settlement of share-based derivatives, net	9,414	6,391
Excess tax benefits on employee equity awards	8,220	—
Proceeds from issuance of common stock, net of issuance costs	—	12,350
Proceeds from issuance of common stock from employee stock plans	21,712	22,832
Cash used to net share settle employee equity awards	(30,027)	(18,040)

Net cash (used in) provided by financing activities	(4,339)	9,838

Effects of exchange rate changes on cash and cash equivalents	6,406	(5,444)

Net decrease in cash and cash equivalents	(69,649)	(34,964)
Cash and cash equivalents at beginning of period	516,630	527,038

Cash and cash equivalents at end of period	$446,981	$492,074

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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

2.	Summary of Significant Accounting Policies

With the exception of the adoption of the accounting pronouncements discussed below related to revenue recognition, we have made no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We have updated our disclosures on collaboration agreements to reflect activity in the current period.

Accounting for collaboration agreements

In June 2011, we entered into an agreement with a large healthcare provider to acquire certain data to be used in a joint development project in exchange for $10 million, $3.5 million of which was due on June 30, 2011. In addition, under the terms of the arrangement we will be reimbursed for certain research and development costs related to specified product development projects with the objective of commercializing the resulting products. All intellectual property derived from these research and development efforts will be owned by us. Upon product introduction, we will pay royalties to this party based on the actual sales. At the end of 5 years, the party can elect to continue with the arrangement, receiving royalties on future sales, or receive a buy-out payment from us and forego future royalties. The buy-out payment is calculated based on a number of factors including the net cash flows received and paid by the parties, as well as a minimum return on those net cash flows.

As of the execution of the above arrangement, we have other arrangements where we have sold and will continue to sell our products and services to this party. As a result, under the guidance of ASC 605, “Revenue Recognition,” we are required to reduce the revenue recognized by the amount we pay to this customer, up to our historical revenue recorded from them. We have therefore reduced reported revenue by $3.5 million for the three months ended June 30, 2011.

The above development arrangement will be accounted for in accordance with ASC 730, “Research and Development.” Accordingly, any buy-out obligation will be recorded as a liability and any reimbursement of the research and development costs in excess of the buy-out obligation will be recorded as an offset to research and development costs. Royalties paid to this party upon commercialization of any products from these development efforts will be recorded as a reduction to revenue in accordance with ASC 605. During the quarter ended June 30, 2011, $4.6 million of expense reimbursement has been recorded as a reduction in research and development expense.

Adoption of new accounting standards

Effective October 1, 2010, we adopted the provisions in the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. ASU 2011-05 impacts disclosure only and therefore, is not expected to, have a material impact on our financial statements.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$41,621	$(1,530)	$43,347	$(21,204)
Other comprehensive income (loss):
Foreign currency translation adjustment	6,148	(19,488)	22,893	(31,510)
Unrealized (loss) gain on cash flow hedge derivatives	(465)	690	54	2,228
Unrealized gain on marketable securities, net	28	—	26	—
Recognition of pension loss amortization	9	—	139	—

Other comprehensive income (loss)	5,720	(18,798)	23,112	(29,282)

Comprehensive income (loss)	$47,341	$(20,328)	$66,459	$(50,486)

4.	Business Acquisitions

Fiscal 2011 Acquisitions

On June 15, 2011, we acquired all of the outstanding capital stock of Equitrac Corporation (“Equitrac”), a leading provider of print management solutions, for cash consideration of approximately $162 million. The acquisition was a taxable stock purchase and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of Equitrac have been included in our results of operations from June 15, 2011.

On June 16, 2011, we acquired all of the outstanding capital stock of SVOX A.G. (“SVOX”), a German based seller of speech recognition, dialog, and text-to-speech software products for the automotive, mobile and consumer electronics industries. Total purchase consideration was €87.0 million which consists of cash consideration of €57.0 million ($80.9 million based on the exchange rate as of the date of acquisition) and a deferred acquisition payment of €30.0 million ($43.0 million based on the exchange rate as of the date of acquisition). The deferred acquisition payment is payable in cash or shares of our common stock, at our option; €8.3 million of the deferred acquisition payment is due on June 16, 2012 and the remaining €21.7 million is due on December 31, 2012. The acquisition was a taxable stock purchase and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of SVOX have been included in our results of operations from June 16, 2011.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the preliminary allocation of the purchase consideration for Equitrac and SVOX is as follows (in thousands):

	Equitrac	SVOX

Total purchase consideration:
Cash	$161,950	$80,919
Deferred acquisition payment	—	42,990

Total purchase consideration	$161,950	$123,909

Allocation of the purchase consideration:
Cash	$115	$—
Accounts receivable(a)	10,724	910
Inventory	2,462	—
Goodwill	87,705	92,478
Identifiable intangible assets(b)	91,900	42,165
Other assets	10,617	2,728

Total assets acquired	203,523	138,281
Current liabilities	(3,262)	(9,542)
Deferred tax liability	(38,311)	(4,830)

Total liabilities assumed	(41,573)	(14,372)

Net assets acquired	$161,950	$123,909

(a)	Accounts receivable have been recorded at their estimated fair values, which consists of the gross accounts receivable assumed of $12.7 million, reduced by a fair value reserve of $1.1 million representing the portion of contractually owed accounts receivable which we do not expect to be collected.

(b)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (table in thousands, except for years):

	Equitrac		SVOX
		Weighted Average		Weighted Average
	Amount	Life (Years)	Amount	Life (Years)

Customer relationships	$55,800	15.0	$35,612	13.4
Core and completed technology	22,000	7.0	6,268	5.0
Trade name	14,100	10.0	285	3.0

Total	$91,900		$42,165

Other Fiscal 2011 Acquisitions

During fiscal 2011, we acquired two additional businesses, primarily to expand our product offerings and enhance our technology base. The results of operations of these acquisitions have been included in our consolidated results from their respective acquisition dates. The total consideration for these acquisitions was $82.1 million, paid in cash. In allocating the total purchase consideration for these acquisitions based on estimated fair values, we preliminarily recorded $42.4 million of goodwill and $34.0 million of identifiable intangible assets. The allocations of the purchase consideration are based upon preliminary valuations and our estimates and assumptions are subject to change. Intangible assets acquired included primarily customer relationships and core and completed technology

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with weighted average useful lives of 11.5 years. The acquisitions were stock acquisitions and the goodwill resulting from these transactions is not expected to be deductible for tax purposes.

Proforma Results

In addition to the acquisitions of Equitrac and SVOX discussed above, on December 30, 2009, we acquired all of the outstanding capital stock of SpinVox Limited (“Spinvox”), a UK-based privately-held company engaged in the business of providing voicemail-to-text services. The following table shows unaudited pro forma results of operations as if we had acquired SpinVox, Equitrac and SVOX on October 1, 2009 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$348,877	$287,521	$1,007,734	$865,305
Net income (loss)	39,857	(5,236)	34,564	(55,147)
Net income (loss) per share	$0.13	$(0.02)	$0.11	$(0.19)

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

Acquisition-Related Costs, net

The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Transition and integration costs	$453	$3,383	$1,506	$12,035
Professional service fees	7,775	3,079	11,107	14,933
Acquisition-related adjustments	367	(337)	1,297	(76)

Total	$8,595	$6,125	$13,910	$26,892

The increase in acquisition-related costs, net for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily driven by a reduction in transition and integration costs offset by an increase in professional service fees. For the three months ended June 30, 2010, transition and integration costs consisted primarily of costs associated with transitional employees from our acquisitions of SpinVox and eCopy. For the three months ended June 30, 2011, professional service fees consisted of expenses related to our third quarter 2011 acquisitions.

The decrease for the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, was primarily driven by a reduction in transition and integration costs and professional services fees. For the nine months ended June 30, 2010, transition and integration costs consisted primarily of the costs associated with transitional employees from our acquisitions of SpinVox and eCopy; professional services consisted of expenses related to our acquisition of SpinVox in December 2009 and approximately $2.2 million that had been capitalized as of September 30, 2009 related to transaction costs incurred in prior periods that was required to be expensed upon our adoption of ASC 805, Business Combinations, in fiscal 2010.

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

In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. At June 30, 2011, we have not recorded any obligation relative to these earn-out provisions.

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

During the nine months ended June 30, 2011, the last remaining escrowed amounts accounted for under previous accounting guidance expired. Payments totaling $5.2 million were released to former shareholders of X-Solutions Group B.V. and eCopy and were recorded as an increase to goodwill during the period.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the nine months ended June 30, 2011, are as follows (dollars in thousands):

	Goodwill	Intangible Assets

Balance as of September 30, 2010	$2,077,943	$685,865
Acquisitions	222,545	171,556
Purchase accounting adjustments	4,366	648
Amortization	—	(105,762)
Effect of foreign currency translation	13,701	5,292

Balance as of June 30, 2011	$2,318,555	$757,599

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the nine months ended June 30, 2011, in addition to the businesses acquisitions described in Note 4 we made several purchases of intellectual property. Purchase accounting adjustments to goodwill recorded during the nine months ended June 30, 2011, included $5.2 million of releases of escrow cash related to our fiscal 2009 acquisitions. This increase in goodwill was partially offset by a $1.4 million reduction resulting from the finalization of the Spinvox purchase accounting.

7.	Financial Instruments and Hedging Activities

Cash Flow Hedges

Forward Currency Contracts

We enter into foreign currency contracts to hedge the variability of cash flows in Canadian Dollars (CAD) and Hungarian Forints (HUF) which are designated as cash flow hedges. These contracts settle monthly through October 2011. At June 30, 2011 and September 30, 2010, the notional value and the aggregate cumulative unrealized gains on the outstanding contracts were as follows:

			Aggregate Cumulative
	Notional Value		Unrealized Gains
	June 30,	September 30,	June 30,	September 30,
	2011	2010	2011	2010

Canadian Dollars	$1,547	$13,032	$125	$286
Hungarian Forints	636	4,564	155	443

Total contracts designated as cash flow hedges	$2,183	$17,596	$280	$729

Other Derivatives not Designated as Hedges

Forward Currency Contracts

We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. During fiscal 2011, we commenced a program that primarily utilizes foreign currency forward contracts to offset the risks associated with foreign currency denominated assets and liabilities. We established this program so that gains and losses from remeasurement or settlement of these assets and liabilities are offset by gains or losses on the foreign currency forward contracts thus mitigating the risks and volatility associated with our foreign currency transactions. Generally, we enter into contracts with terms of 30 days or less, and at June 30, 2011 we had outstanding contracts with a total notional value of $165.4 million.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other income (expense), net in our consolidated statement of operations. During the three and nine month periods ended June 30, 2011, we recorded losses of $0.2 million and $0.7 million, respectively, associated with these contracts.

Security Price Guarantees

From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of these security price guarantees are reported in earnings in each period as other income (expense), net. During the three and nine months ended June 30, 2011, we recorded gains of $0.4 million and $10.8 million, respectively, associated with these contracts. We received cash totaling $10.0 million to settle certain of these contracts during the three months ended June 30, 2011.

The following table provides a summary of the fair value of our derivative instruments as of June 30, 2011 and September 30, 2010 (dollars in thousands):

		Fair Value
		June 30,	September 30,
Description	Balance Sheet Classification	2011	2010

Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$505	$767
Foreign currency contracts	Accrued expenses and other current liabilities	(463)	—
Security price guarantees	Prepaid expenses and other current assets	395	—
Security price guarantees	Accrued expenses and other current liabilities	—	(982)

Net asset (liability) value of non-hedge derivative instruments		$437	$(215)

Derivatives Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$280	$729
Interest rate swaps	Accrued expenses and other current liabilities	—	(503)

Net asset value of hedge derivative instruments		$280	$226

The following tables summarize the activity of derivative instruments for the three and nine months ended June 30, 2011 and 2010, respectively (dollars in thousands):

Derivatives Designated as Hedges for the Three Months Ended June 30,

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2011	2010		2011	2010

Foreign currency contracts	$16	$(321)	Other income (expense), net	$481	$(98)
Interest rate swaps	$—	$1,109	N/A	$—	$—

Derivatives Designated as Hedges for the Nine Months Ended June 30,

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2011	2010		2011	2010

Foreign currency contracts	$529	$(99)	Other income (expense), net	$978	$(190)
Interest rate swaps	$—	$2,517	Interest expense	$(503)	$—

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Designated as Hedges

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	June 30,		June 30,
	Recognized in Income	2011	2010	2011	2010

Foreign currency contracts	Other income (expense), net	$(217)	$—	$(675)	$—
Security price guarantees	Other income (expense), net	$395	$(1,044)	$10,844	$3,664

Other Financial Instruments

Financial instruments, including cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value.

The fair value of our long-term debt was estimated to be $963.3 million and $902.2 million at June 30, 2011 and September 30, 2010, respectively. The increase in the fair value is primarily related to the convertible debt, reflecting the increase in the underlying stock price during the period. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, changes to our credit ratings and, for the outstanding convertible debt, changes in our stock price. These fluctuations may have little to no correlation to our reported debt balances. The term loan portion of our Credit Facility is traded and the fair values are based upon traded prices as of the reporting dates. The fair values of the 2.75% Convertible Debentures at each respective reporting date were estimated using the averages of the June 30, 2011 and September 30, 2010 bid and ask trading quotes. We had no outstanding balance on the revolving credit line portion of our Credit Facility. Our capital lease obligations and other debt are not traded and the fair values of these instruments are assumed to approximate their carrying values as of June 30, 2011 and September 30, 2010.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and September 30, 2010 consisted of the following (dollars in thousands):

	June 30, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$231,198	$—	$—	$231,198
Time Deposits(b)	—	98,607	—	98,607
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $36,562 at cost(b)	—	36,617	—	36,617
Foreign currency exchange contracts(b)	—	785	—	785
Security price guarantees(c)	—	395	—	395

Total assets at fair value	$232,198	$136,404	$—	$368,602

Liabilities:
Foreign currency exchange contracts(b)	—	463	—	463
Contingent earn-out(d)	—	—	2,115	2,115

Total liabilities at fair value	$—	$463	$2,115	$2,578

	September 30, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$470,845	$—	$—	$470,845
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $33,337 at cost(b)	—	33,366	—	33,366
Foreign currency exchange contracts(b)	—	1,496	—	1,496

Total assets at fair value	$471,845	$34,862	$—	$506,707

Liabilities:
Security price guarantees(c)	$—	$982	$—	$982
Interest rate swaps(e)	—	503	—	503
Contingent earn-out(d)	—	—	724	724

Total liabilities at fair value	$—	$1,485	$724	$2,209

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

(b)	The fair value of our time deposits, marketable securities and foreign currency exchange contracts is based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

(c)	The fair values of the security price guarantees are determined using a modified Black-Scholes model, derived from observable inputs such as US treasury interest rates, our common stock price, and the volatility of our common stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.

(d)	The fair value of our contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the acquired entity, as well as our common stock price since the contingent consideration arrangement is payable in shares of our common stock.

(e)	The fair values of the interest rate swaps are estimated using discounted cash flow analyses that factor in observable market inputs such as LIBOR — based yield curves, forward rates, and credit spreads.

The changes in the fair value of contingent earn-out liabilities during the three and nine months ended June 30, 2011 are as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011

Balance at beginning of period	$1,679	$724
Charges to acquisition-related costs, net	436	1,391

Balance as of June 30, 2011	$2,115	$2,115

Earn-out payments are generally payable based on achieving certain financial targets during defined post-acquisition time periods as specified in the purchase and sale agreement for each acquisition. Changes in the fair value during the three and nine months ended June 30, 2011 resulted from improved revenue performance together with an increase in our stock price during the earn-out period.

9.	Current Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	September 30,
	2011	2010

Compensation	$76,251	$56,047
Sales and marketing incentives(a)	17,174	40,780
Professional fees	13,187	9,908
Accrued business combination costs	10,038	10,197
Sales and other taxes payable	9,091	5,211
Cost of revenue related liabilities	9,325	10,028
Acquisition costs and liabilities	8,299	4,970
Income taxes payable	2,960	4,357
Security price guarantee	—	1,034
Other	11,307	9,089

Total	$157,632	$151,621

(a)	The decrease in accrued sales and marketing incentives was driven by an €18.0 million ($23.4 million equivalent) payment in December 2010 for a fixed obligation assumed in connection with our acquisition of SpinVox. The related €18.0 million of restricted cash was placed in an irrevocable standby letter of credit account at the end of fiscal year 2010 and was released upon satisfaction of the liability in December 2010. At June 30, 2011, we have an additional €5.0 million ($7.2 million equivalent) of restricted cash that has been placed in an irrevocable standby letter of credit for a related liability.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Deferred Revenues

Deferred revenue consisted of the following (dollars in thousands):

	June 30,	September 30,
	2011	2010

Current Liabilities:
Deferred maintenance revenue	$98,071	$90,969
Unearned revenue	85,384	51,371

Total current deferred revenue	$183,455	$142,340

Long-term Liabilities:
Deferred maintenance revenue	$20,274	$12,902
Unearned revenue	61,228	63,696

Total long-term deferred revenue	$81,502	$76,598

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

The increase in the deferred maintenance revenue is primarily related to an increase in Imaging maintenance and support as well as an increase in Enterprise application maintenance. Unearned revenue increased as a result of set-up fees on new hosting arrangements that will be recognized ratably over the longer of the contract lives, or the expected lives of the customer relationship as well as billings in excess of revenues earned on several large professional service implementation projects.

11.	Business Combination Costs

The activity for the nine months ended June 30, 2011, relating to all facilities and personnel recorded in accrued business combination costs, is as follows (dollars in thousands):

	Facilities	Personnel	Total

Balance at September 30, 2010	$23,871	$159	$24,030
Charged to restructuring and other charges, net	(129)	(100)	(229)
Charged to interest expense	662	—	662
Cash payments, net of sublease receipts	(8,616)	(59)	(8,675)

Balance at June 30, 2011	$15,788	$—	$15,788

	June 30,	September 30,
	2011	2010

Reported as:
Other current liabilities	$10,038	$10,197
Other liabilities	5,750	13,833

Total	$15,788	$24,030

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Restructuring and Other Charges, net

The following table sets forth the nine months ended June 30, 2011 accrual activity relating to restructuring and other charges (dollars in thousands):

	Personnel	Facilities	Other	Total

Balance at September 30, 2010	$1,838	$283	$—	$2,121
Restructuring and other charges, net	3,854	1,460	258	5,572
Non-cash adjustment	208	—	(165)	43
Cash payments	(4,629)	(852)	(93)	(5,574)

Balance at June 30, 2011	$1,271	$891	$—	$2,162

For the nine months ended June 30, 2011, we recorded net restructuring and other charges of $5.6 million, which included $3.9 million of severance and other costs related to the elimination of approximately 90 personnel across multiple functions worldwide, primarily within costs of sales, and $1.5 million related to facilities that we no longer occupy.

13.	Credit Facilities and Debt

2.75% Convertible Debentures

We have $250 million of 2.75% convertible senior debentures due in August 2027. As of June 30, 2011, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

Credit Facility

We have a credit facility which originally consisted of a $75 million revolving credit line, reduced by outstanding letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (collectively the “Credit Facility”). The revolving credit line was due in March 2012. The original provisions of the credit facility called for quarterly principal and interest payments on the term loans, with an original maturity in March 2013. In July 2011, we entered into agreements to amend and restate our existing Credit Facility. Of the approximately $638.5 million remaining Term Loan originally due March 31, 2013, lenders representing $486.9 million have elected to extend the maturity date three years to March 31, 2016. The remaining $151.6 million in term loans are due March 2013. In addition, lenders participating in the revolving credit facility have chosen to extend the maturity date by three years to March 31, 2015.

In conjunction with the amendment, the Credit Facility repayment terms were amended. Principal is due in four quarterly installments of 1% per annum through the original maturity date of March 2013, at which time the principal remaining on the unextended portion of the loans becomes payable. The table below details the new

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

schedule of principal payments by fiscal year. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount

2011 (quarter ending September 30)	$1,596
2012	6,346
2013	154,494
2014	4,743
2015	4,696
2016	466,663

Total	$638,538

Under terms of the amendment, borrowings under the Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings is as follows:

Description	Base Rate Margin	LIBOR Margin

Term loans due March 2013	0.75% - 1.50%(a)	1.75% - 2.50%(a)
Term loans due March 2016	2.00%	3.00%
Revolving facility due March 2015	1.25% - 2.25%(b)	2.25% - 3.25%(b)

(a)	The margin is determined based on our leverage ratio at the date the interest rates are reset on the Term Loans.

(b)	The margin is determined based on our credit rating at the date the interest rates are reset on the Revolving Loans

As of June 30, 2011 (prior to the amendment), based on our leverage ratio, the applicable margin for our term loan was 0.75% for base rate borrowings and 1.75% for LIBOR-based borrowings. This results in an effective interest rate of 1.95%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2011 as no excess cash flow, as defined, was generated in fiscal 2010. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions.

As of June 30, 2011, $638.5 million remained outstanding under the term loans, there were $15.7 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of June 30, 2011, we were in compliance with the covenants under the Credit Facility.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Net Income (Loss) Per Share

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and nine months ended June 30, 2011 and 2010. (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:
Basic
Net income (loss) available to common stockholders — basic	$41,621	$(1,530)	$43,347	$(21,204)

Diluted
Net income (loss) available to common stockholders — diluted	$41,621	$(1,530)	$43,347	$(21,204)

Denominator:
Basic
Weighted average common shares outstanding	303,100	291,610	300,846	285,202

Diluted
Weighted average common shares outstanding — basic	303,100	291,610	300,846	285,202
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	3,562	—	3,562	—
Employee stock compensation plan	8,538	—	8,704	—
Warrants	1,793	—	1,485	—
Other contingently issuable shares	809	—	194	—

Weighted average common shares outstanding — diluted	317,802	291,610	314,791	285,202

Net income (loss) per share:
Basic	$0.14	$(0.01)	$0.14	$(0.07)

Diluted	$0.13	$(0.01)	$0.14	$(0.07)

Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 3.6 million and 3.5 million shares for the three and nine months ended June 30, 2011, respectively, and 19.9 million and 21.8 million shares for the three and nine months ended June 30, 2010, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

15.	Stockholders’ Equity

We have, from time to time, entered into stock and warrant agreements with Warburg Pincus. In connection with these agreements, we granted Warburg Pincus the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to them pursuant to the purchase agreements, including

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of common stock underlying the warrants. At June 30, 2011, Warburg Pincus holds the following warrants to purchase shares of our common stock:

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

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Cost of product and licensing	$2	$7	$29	$25
Cost of professional services and hosting	5,764	2,612	20,514	8,173
Cost of maintenance and support	518	165	1,545	582
Research and development	5,280	2,282	18,188	6,731
Sales and marketing	10,341	12,516	32,748	29,813
General and administrative	11,883	10,512	36,481	27,544

Total	$33,788	$28,094	$109,505	$72,868

Included in stock-based compensation for the three and nine months ended June 30, 2011 is $11.0 million and $24.1 million, respectively, of expense related to awards that will be made as part of the fiscal 2011 annual bonus plan to employees. The annual bonus pool is determined by management and approved by the Compensation Committee of the Board of Directors based on financial performance targets approved at the beginning of the year. If these targets are achieved, the awards will be settled in shares based on the total bonus earned and the grant date fair value of the shares awarded to each employee.

Stock Options

The table below summarizes activity relating to stock options for the nine months ended June 30, 2011:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value(1)

Outstanding at September 30, 2010	10,703,237	$8.44
Granted	1,000,000	$16.44
Exercised	(2,448,623)	$6.33
Forfeited	(89,553)	$12.81
Expired	(63,401)	$14.99

Outstanding at June 30, 2011	9,101,660	$9.79	3.4 years	$106.3 million

Exercisable at June 30, 2011	6,917,436	$8.21	2.6 years	$91.7 million

Exercisable at June 30, 2010	8,021,090	$6.94	2.9 years	$65.9 million

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on June 30, 2011 ($21.47) and the exercise price of the underlying options.

As of June 30, 2011, the total unamortized fair value of stock options was $5.9 million with a weighted average remaining recognition period of 0.8 years. A summary of weighted-average grant-date fair value of stock options granted and intrinsic value of stock options exercised is as follows:

	Nine Months Ended
	June 30,
	2011	2010

Weighted-average grant-date fair value per share	$6.13	$5.90
Total intrinsic value of stock options exercised (in millions)	$32.9	$34.1

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the stock options granted during the nine months ended June 30, 2011 and 2010 were calculated using the following weighted-average assumptions:

	Nine Months Ended
	June 30,
	2011	2010

Dividend yield	0.0%	0.0%
Expected volatility	46.1%	50.9%
Average risk-free interest rate	1.2%	2.4%
Expected term (in years)	4.1	4.2

Restricted Units

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units for the nine months ended June 30, 2011:

	Number of Shares	Number of Shares
	Underlying	Underlying
	Restricted Units —	Restricted Units —
	Contingent Awards	Time-Based Awards

Outstanding at September 30, 2010	2,867,840	7,795,114
Granted	1,329,988	3,521,636
Earned/released	(1,296,018)	(3,273,826)
Forfeited	(360,009)	(557,123)

Outstanding at June 30, 2011	2,541,801	7,485,801

Weighted average remaining contractual term of outstanding Restricted Units	1.0 years	1.1 years
Aggregate intrinsic value of outstanding Restricted Units(1)	$54.6 million	$160.7 million
Restricted Units vested and expected to vest	2,383,251	6,961,901
Weighted average remaining contractual term of Restricted Units vested and expected to vest	1.0 years	1.1 years
Aggregate intrinsic value of Restricted Units vested and expected to vest(1)	$51.2 million	$149.5 million

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on June 30, 2011 ($21.47) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of June 30, 2011, unearned stock-based compensation expense related to all unvested Restricted Units is $121.5 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.5 years.

A summary of weighted-average grant-date fair value and intrinsic value of all Restricted Units vested is as follows:

	Nine Months Ended,
	June 30,
	2011	2010

Weighted-average grant-date fair value per share	$17.91	$15.59
Total intrinsic value of shares vested (in millions)	$81.8	$65.2

17.	Income Taxes

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Income (loss) before income taxes	$18,231	$301	$28,365	$(16,745)
(Benefit) provision for income taxes	(23,390)	1,831	(14,982)	4,459
Effective tax rate	(128.3)%	608.3%	(52.8)%	(26.6)%

The change in the effective tax rate and the decrease in the income tax provision, was primarily related to a one-time tax benefit recorded in connection with the Equitrac acquisition. We recorded a deferred tax liability in purchase accounting allowing a release of our existing valuation reserve, resulting in the recognition of a tax benefit for the three and nine months ended June 30, 2011. This tax benefit was offset by the tax on U.S. profits in the three and nine months ended June 30, 2011.

At June 30, 2011 and September 30, 2010, the liability for income taxes associated with uncertain tax positions was $13.4 million and $12.8 million, respectively. The increase is primarily attributable to accrued interest. We do not expect a significant change in the amount of unrecognized tax benefits within the next twelve months

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

We do not believe that the final outcome of the above referenced litigation matters will have a material adverse effect on our financial position and results of operations. However, even if our defense is successful, the litigation

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could require significant management time and will be costly. Should we not prevail, our operating results, financial position and cash flows could be adversely impacted.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents revenue information for our four core markets (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Healthcare	$135,409	$113,523	$373,543	$324,880
Mobile and Consumer	91,613	66,292	270,842	208,153
Enterprise	68,536	71,006	211,900	217,306
Imaging	33,351	22,382	95,415	58,846

Total Revenue	$328,909	$273,203	$951,700	$809,185

No country outside of the United States provided greater than 10% of our total revenue for the three months and nine months ended June 30, 2011 and 2010. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

United States	$237,423	$202,080	$701,374	$576,122
International	91,486	71,123	250,326	233,063

Total	$328,909	$273,203	$951,700	$809,185

No country outside of the United States held greater than 10% of our long-lived or total assets as of June 30, 2011 and September 30, 2010. Our non-current assets, including intangible assets and goodwill, were located as follows (dollars in thousands):

	June 30,	September 30,
	2011	2010

United States	$2,633,100	$2,479,952
International	598,052	448,105

Total	$3,231,152	$2,928,057

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

Core Markets

Our technologies address our four core markets, each of which is described in greater detail below.

•	Healthcare. Our healthcare products and services enable our customers to automate manual functions, and manage information and workflows. A significant component of sales in our healthcare market are for on-demand solutions hosted by Nuance and priced by the volume of services used by the customer, primarily for healthcare information management. With these solutions, we provide software and labor to transcribe information dictated by healthcare providers that go into patient files, and to manage the associated workflows. The healthcare information management market is migrating away from unstructured, distributed files toward structured, computer-accessible, searchable files generally known as electronic medical records or EMRs. Our solutions address both the old unstructured files and EMRs, and we are able to provide technology and services that help our customers through this transition. In addition to healthcare information management, we provide solutions for areas such as radiology, diagnostics, critical test results management, mobile access to systems, and processing data contained in medical records. Trends in our healthcare business include a growing customer preference for hosted solutions, increasing interest in the use of mobile devices to access healthcare systems and records, and increasing international interest. We are also seeing increased demand for transactions which involve the sale and delivery of both software and non-software related services or products, which may benefit from the application of Financial Accounting Standards board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Over the last several quarters, we have signed several new contracts for our hosted solutions, and the volume of lines processed in these services has steadily increased. We are investing to expand our product set to address these opportunities, expand our international capabilities, and reduce our time from contract signing to initiation of billable services.

•	Mobile and Consumer. The majority of sales in our mobile-consumer market are for voice recognition, text-to-speech and enhanced keyboard functionality that is embedded in a device (such as a cell phone, car or tablet computer) or installed on a personal computer. There is a growing trend toward supplementing those solutions with mobile connected services such as Internet search, dictation and transcription of voice messages, that are performed on hosted Nuance servers and accessed by mobile devices using the Internet or mobile telephony network, and also for applications that can be downloaded onto mobile devices. Trends in our mobile-consumer market also include device manufacturers requiring custom applications to deliver unique and differentiated products, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and automobiles to address the growing concern of distracted driving, and the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers and tablet computers. We are also seeing increased demand for transactions which involve the sale and delivery of both software and non-software related services or products, which may benefit from the application of ASC 605. We are investing to increase our capabilities and capacity to help device manufacturers build custom applications, to increase the capacity of our data centers, to increase the number, kinds and capacity of network services, to enable developers to access our technology, and to expand both awareness and channels for our direct-to-consumer products.

•	Enterprise. Sales in our enterprise market include on-demand solutions hosted by Nuance and priced by the volume of services used by the customer, as well as professional services to design, implement and integrate custom call center applications. Our objective for enterprise is to increase revenue, primarily by enabling customers to automate call center operations and call handling, and also to provide improved ability to analyze and use call center data, to enable mobile access, and to improve cross-channel coordination among call center, Internet and mobile customer-care functions. The call center market is migrating away from simple menu-driven applications toward more sophisticated, easier to use applications based on natural language capabilities. Our solutions address both menu-driven and natural language applications. In addition, we provide solutions for areas such as mobile access to customer care systems and call center analytics. Trends in our enterprise business include increasing interest in the use of mobile applications to access customer care systems and records, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. We are investing to expand our product set to address these opportunities, to increase efficiency of our hosted applications, expand our capabilities and capacity to help customers build custom applications, and broaden our relationships with new hardware and systems integrator partners serving the market.

•	Imaging. Sales in our imaging market include document capture and print management solutions embedded in copiers and multi-function printers and packaged software for document management. The imaging market is evolving to include more networked solutions, mobile access to networked solutions, and multi-function devices. We are investing to improve mobile access to our networked products, expand our distribution channels and embedding relationships, and expand our language coverage.

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

Key Metrics

In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, is as follows:

•	Total revenue increased by $142.5 million to $951.7 million;

•	Net income increased by $64.6 million to $43.3 million;

•	Gross margins decreased by 1.3 percentage points to 61.8%;

•	Operating margins increased by 4.3 percentage points to 4.6%; and

•	Cash provided by operating activities increased by $74.8 million to $259.5 million.

In addition to the above key financial metrics, we also focus on certain non-financial performance indicators. A summary of these key non-financial performance indicators as of and for the period ended June 30, 2011, as compared to June 30, 2010, is as follows:

•	Annualized line run-rate in our on-demand healthcare solutions increased 12% to approximately 3.706 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•	Enterprise professional services backlog hours increased 1% to 316,000 hours. Professional services backlog hours reflect the accumulated estimated hours necessary to fulfill all of our existing, executed professional services contracts within the enterprise business, including those that are cancelable by customers, based on the original estimate of hours sold;

•	Estimated 3-year value of on-demand contracts increased 21% to $1.3 billion. We determine this value by using our best estimate of all anticipated future revenue streams under signed on-demand contracts currently in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on assumptions about launch dates, volumes and renewal rates within the three year period. Most of these contracts are priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS

TOTAL REVENUES

The following tables show total revenue from our four core markets and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Healthcare	$135.4	$113.5	$21.9	19.3%	$373.5	$324.9	$48.6	15.0%
Mobile and Consumer	91.6	66.3	25.3	38.2%	270.9	208.2	62.7	30.1%
Enterprise	68.5	71.0	(2.5)	(3.5)%	211.9	217.3	(5.4)	(2.5)%
Imaging	33.4	22.4	11.0	49.1%	95.4	58.8	36.6	62.2%

Total Revenues	$328.9	$273.2	$55.7	20.4%	$951.7	$809.2	$142.5	17.6%

United States	$237.4	$202.1	$35.3	17.5%	$701.4	$576.1	$125.3	21.7%
International	91.5	71.1	20.4	28.7%	250.3	233.1	17.2	7.4%

Total Revenues	$328.9	$273.2	$55.7	20.4%	$951.7	$809.2	$142.5	17.6%

For the three months ended June 30, 2011, revenues increased in Healthcare, Mobile and Consumer and Imaging as compared to the three months ended June 30, 2010. These increases in revenue were partially offset by a slight decrease in Enterprise revenue. Mobile and Consumer revenue increased primarily as a result of $19.5 million of additional product and licensing revenues as well as a $5.6 million increase in professional services and hosting revenues. The increase in Healthcare revenues was primarily driven by an increase of $11.3 million in product and licensing revenue and $8.0 million in professional services and hosting revenue. The Imaging revenue increase was attributable to growth in product and licensing revenues.

For the nine months ended June 30, 2011, revenue increased in Healthcare, Mobile and Consumer and Imaging as compared to the nine months ended June 30, 2010. These increases in revenue were partially offset by a slight decrease in Enterprise revenues. Mobile and Consumer revenues increased $62.7 million, with a $37.1 million increase in product and license revenues as well as a $24.4 million increase in professional services and hosting revenues. Healthcare revenues increased $48.6 million driven by a $29.1 million increase in professional services and hosting revenues and a $14.1 million increase in product and licensing revenue. Enterprise revenues decreased slightly, consisting of a $15.2 million decrease in professional services and hosting revenue, offset by an increase of $7.4 million in product and licensing revenues. The Imaging revenue increase was attributable to growth in product and licensing revenues.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Product and licensing revenue	$152.7	$108.8	$43.9	40.3%	$428.2	$335.2	$93.0	27.7%

As a percentage of total revenue	46.5%	39.8%			45.0%	41.4%

The increase in product and licensing revenue for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, included a $19.5 million increase in Mobile & Consumer product and licensing revenue, primarily driven by growth in sales of Mobile embedded solutions and our Dragon products. Healthcare product and licensing revenue increased $11.3 million resulting from strong bookings during the quarter. Imaging product and licensing revenue increased $10.7 million primarily driven by growth in sales of multi-functional peripheral licenses. Enterprise on premise license sales increased $2.4 million resulting from the refocusing of our sales efforts from channel to direct sales.

The increase in product and licensing revenue for the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, consisted of a $37.2 million increase in Mobile and Consumer product and licensing revenues, which was primarily driven by growth in sales of our Dragon products. Imaging product and licensing revenue increased $34.3 million, primarily from sales of multi-functional peripheral products. Healthcare product and licensing revenue increased $14.1 million. Enterprise on premise license sales increased $7.4 million resulting from the refocusing of our sales efforts from channel to direct sales.

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

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Professional services and hosting revenue	$125.4	$117.9	$7.5	6.4%	$377.1	$337.8	$39.3	11.6%

As a percentage of total revenue	38.1%	43.2%			39.6%	41.8%

The increase in professional services and hosting revenue for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, included an $8.1 million increase in Healthcare revenue driven by growth in our on-demand solutions. Mobile and Consumer revenue increased $5.6 million primarily as a result of growth in our connected mobile services of $3.8 million and $1.8 million in professional services for our embedded solutions. Enterprise revenue decreased by $6.4 million, primarily due to the decline of an early, on-demand customer’s volume.

The increase in professional services and hosting revenue for the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, consisted of a $29.1 million increase in Healthcare revenue primarily driven by growth in our on-demand solutions. Mobile and Consumer revenue increased $24.4 million primarily driven by $14.7 million of growth in our connected mobile services and $9.6 million of growth in professional services for our embedded solutions. Enterprise revenue decreased by $15.2 million, primarily as a result of the decline of an early, on-demand customer’s volume.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Maintenance and support revenue	$50.8	$46.5	$4.3	9.2%	$146.4	$136.2	$10.2	7.5%

As a percentage of total revenue	15.4%	17.0%			15.4%	16.8%

The increase in maintenance and support revenue for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is consistent with the growth in product and licensing sales. The increase included a $2.5 million increase in Healthcare and a $1.5 million increase in Enterprise.

The increase in maintenance and support revenue for the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, is consistent with the growth in product and licensing sales. The increase included a $5.4 million increase in Healthcare and a $2.4 increase million in Enterprise.

COSTS AND EXPENSES

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Cost of product and licensing revenue	$15.8	$10.9	$4.9	45.0%	$47.9	$34.2	$13.7	40.1%

As a percentage of product and licensing revenue	10.3%	10.0%			11.2%	10.2%

The increase in cost of product and licensing revenue for the three months ended June 30, 2011, as compared to the same period in 2010, was primarily due to an increase in hardware cost associated with higher product and license revenues. Gross margin remained relatively flat during the period.

The increase in cost of product and licensing revenue for the nine months ended June 30, 2011, as compared to same period in 2010, was primarily due to an increase in hardware cost associated with higher product and licensing revenues. Gross margin decreased one percentage point due to growth in Imaging product sales.

Cost of Professional Services and Hosting Revenue

Cost of professional services and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead, as well as the hardware and communications fees that support our hosting solutions. The following table shows cost of professional services and hosting revenue, in dollars and as a percentage of professional services and hosting revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Cost of professional services and hosting revenue	$83.3	$71.4	$11.9	16.7%	$248.0	$206.3	$41.7	20.2%

As a percentage of professional services and hosting revenue	66.5%	60.6%			65.8%	61.1%

The increase in cost of professional services and hosting revenue for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily attributable to a $4.6 million increase in transcription services related to our healthcare information management solutions, a $3.2 million increase in stock-based compensation and a $2.3 million increase in Enterprise costs driven by investment in professional service team and infrastructure which is intended to lead to future revenue contribution. The increase in stock-based compensation expense reduced gross margin by 2.4% during the period.

The increase in cost of professional services and hosting revenue for the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, was primarily attributable to a $13.8 million increase in transcription services related to our healthcare information management solutions, a $12.3 million increase in stock-based compensation and a $7.7 million increase in Enterprise costs driven by investment in our professional service team and infrastructure which is intended to lead to future revenue contribution. The increase in stock-based compensation expense decreased gross margins by 3.0% during the period.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Cost of maintenance and support revenue	$8.8	$7.6	$1.2	15.8%	$26.6	$23.3	$3.3	14.2%

As a percentage of maintenance and support revenue	17.3%	16.4%			18.2%	17.1%

The increase in cost of maintenance and support revenue for the three and nine months ended June 30, 2011, as compared to the same periods in 2010, was primarily due to higher volumes of Enterprise application maintenance and support.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Total research and development expense	$42.2	$38.9	$3.3	8.5%	$129.9	$113.8	$16.1	14.1%

As a percentage of total revenue	12.8%	14.2%			13.6%	14.1%

The increase in research and development expense for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily attributable to an increase of $6.0 million in compensation expense including a $3.0 million increase in stock-based compensation expense. The increase in expenses was offset by reimbursement of $4.6 million under a new collaboration agreement signed during the period.

The increase in research and development expense for the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, was attributable to increase in compensation expense including an $11.5 million increase in stock-based compensation, driven by headcount growth and investment in the research and development organization. This increase in expense was offset by reimbursement of $4.6 million under a new collaboration agreement signed during the period.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Total sales and marketing expense	$73.3	$67.2	$6.1	9.1%	$225.8	$196.7	$29.1	14.8%

As a percentage of total revenue	22.3%	24.6%			23.7%	24.3%

The increase in sales and marketing expense for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily attributable to a $3.4 million increase in compensation expense as well as a $2.0 million increase in marketing and channel program spending intended to drive overall revenue growth.

The increase in sales and marketing expense for the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, was primarily attributable to a $14.6 million increase in marketing and channel program spending to drive overall revenue growth, as well as an $11.8 million increase in compensation expense. The increase in compensation expense was attributable to additional headcount as well as an increase of $2.9 million in stock-based compensation.

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

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Total general and administrative expense	$35.9	$29.9	$6.0	20.1%	$104.3	$88.6	$15.7	17.7%

As a percentage of total revenue	10.9%	10.9%			11.0%	11.0%

The increase in general and administrative expense for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily attributable to a $3.7 million increase in compensation expense including a $1.4 million increase in stock-based compensation and a $3.1 million increase in legal and professional expenses.

The increase in general and administrative expense for the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, was primarily attributable to a $12.0 million increase in compensation expense, including an $8.9 million increase in stock-based compensation and a $3.5 million increase in legal and professional expenses

Amortization of Intangible Assets

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

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Cost of revenue	$13.1	$11.9	$1.2	10.1%	$40.5	$35.1	$5.4	15.4%
Operating expenses	21.0	21.5	(0.5)	(2.3)%	65.2	65.8	(0.6)	(0.9)%

Total amortization expense	$34.1	$33.4	$0.7	2.1%	$105.7	$100.9	$4.8	4.8%

As a percentage of total revenue	10.4%	12.2%			11.1%	12.5%

The increase in amortization of intangible assets for the three and nine months ended June 30, 2011, as compared to the same periods in 2010, was primarily attributable to the amortization of acquired intangible assets from our business acquisitions during fiscal 2010 and 2011 and our acquisitions of patents and technology from other third-parties during fiscal 2010. This increase was partially offset by a reduction in amortization of customer relationships that are recognized over the period of the expected economic benefit.

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

	Three
	Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Transition and integration costs	$0.4	$3.4	$(3.0)	(88.2)%	$1.5	$12.1	$(10.6)	(87.6)%
Professional service fees	7.8	3.1	4.7	151.6%	11.1	14.9	(3.8)	(25.5)%
Acquisition-related adjustments	0.4	(0.4)	0.8	200.0%	1.3	(0.1)	1.4	1,400.0%

Total Acquisition-related costs, net	$8.6	$6.1	$2.5	41.0%	$13.9	$26.9	$(13.0)	(48.3)%

As a percentage of total revenue	2.6%	2.2%			1.5%	3.3%

The increase in acquisition-related costs, net for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily driven by a reduction in transition and integration costs offset by an increase in professional service fees. For the three months ended June 30, 2010, transition and integration costs consisted primarily of costs associated with transitional employees from our acquisitions of SpinVox and eCopy. For the three months ended June 30, 2011, professional service fees consisted of expenses related to our third quarter 2011 acquisitions.

The decrease for the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, was primarily driven by a reduction in transition and integration costs and professional services fees. For the nine months ended June 30, 2010, transition and integration costs consisted primarily of the costs associated with transitional employees from our acquisitions of SpinVox and eCopy; professional services consisted of expenses related to our acquisition of SpinVox in December 2009 and approximately $2.2 million that had been capitalized as of September 30, 2009 related to transaction costs incurred in prior periods that was required to be expensed upon our adoption of ASC 805, Business Combinations, in fiscal 2010.

Restructuring and Other Charges, Net

The following table sets forth the activity relating to the restructuring accruals for the nine months ended June 30, 2011 (dollars in millions):

	Personnel	Facilities	Other	Total

Balance at September 30, 2010	$1.8	$0.3	$—	$2.1
Restructuring and other charges	3.9	1.5	0.3	5.7
Non-cash adjustments	0.2	—	(0.2)	—
Cash payments	(4.6)	(0.9)	(0.1)	(5.6)

Balance at June 30, 2011	$1.3	$0.9	$—	$2.2

For the nine months ended June 30, 2011, we recorded net restructuring and other charges of $5.6 million, which included $3.9 million of severance and other costs related to the elimination of approximately 90 personnel across multiple functions worldwide, primarily within costs of sales, and $1.5 million related to facilities that we no longer occupy.

Other Income (Expense), Net

The following table shows other income (expense), net in dollars and as a percentage of total revenue (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Interest income	$0.7	$0.2	$0.5	250.0%	$2.2	$0.8	$1.4	175.0%
Interest expense	(8.7)	(10.0)	1.3	13.0%	(26.8)	(30.4)	3.6	11.8%
Other income (expense), net	0.3	5.5	(5.2)	(94.5)%	8.9	10.7	(1.8)	(16.8)%

Total other income (expense), net	$(7.7)	$(4.3)	$(3.4)	79.1%	$(15.7)	$(18.9)	$3.2	16.9%

As a percentage of total revenue	(2.3)%	(1.6)%			(1.7)%	(2.3)%

The decrease in interest expense for the three and nine months ended June 30, 2011 as compared to the same period in 2010, was driven by decreased interest costs as a result of lower rates on our outstanding variable rate borrowings. Included in other income (expense), net for the three and nine months ended June 30, 2011, are gains of $0.4 million and $10.8 million, respectively, on our security price guarantee derivatives.

Provision for Income Taxes

The following table shows the provision for income taxes and the effective income tax rate (dollars in millions):

	Three Months				Nine Months
	Ended				Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Income (loss) before income taxes	$18.2	$0.3	$17.9	5,966.7%	$28.4	$(16.7)	$45.1	270.1%
Income tax (benefit) provision	$(23.4)	$1.8	$(25.2)	(1,400.0)%	$(15.0)	$4.5	$(19.5)	(433.3)%

Effective income tax rate	(128.3)%	608.3%			(52.8)%	(26.6)%

The change in the effective tax rate and the decrease in the income tax provision, was primarily related to a one-time tax benefit recorded in connection with the Equitrac acquisition for which a net deferred tax liability was recorded in purchase accounting releasing the valuation reserve, resulting in the recognition of a tax benefit for the three and nine months ended June 30, 2011. This tax benefit was offset by the tax provision on U.S. profits in the three and nine months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $447.0 million as of June 30, 2011, a decrease of $69.6 million as compared to $516.6 million as of September 30, 2010. Our working capital was $354.1 million as of June 30, 2011, as compared to $459.2 million as of September 30, 2010. Cash and marketable securities held by our international operations totaled $89.3 million and $40.5 million at June 30, 2011 and September 30, 2010, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the amount of withholding taxes payable as a result would have a material impact to our liquidity. As of June 30, 2011, our total accumulated deficit was $238.0 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents and marketable securities on-hand are sufficient to meet our operating needs for at least the next twelve months.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended June 30, 2011 was $259.5 million, an increase of $74.8 million, or 40.5%, as compared to cash provided by operating activities of $184.7 million for the nine months ended June 30, 2010. The increase was primarily driven by the following factors:

•	An increase of $72.3 million in cash flows resulting from an increase in net income, exclusive of non-cash adjustment items which include a one-time non-cash tax benefit adjustment of $34.7 million reducing the valuation allowance on deferred tax assets as a result of the Equitrac acquisition;

•	An increase in cash flows of $13.6 million from an overall increase in deferred revenue; and

•	A decrease of $11.0 million in cash flows generated by changes in working capital excluding deferred revenue, primarily driven by a €18.0 million ($23.4 million equivalent) payment in fiscal 2011 for a fixed obligation assumed in connection with our acquisition of SpinVox, offset by an increase of $9.3 million due to changes in accounts receivable.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended June 30, 2011 was $331.2 million, an increase of $107.1 million, or 47.8%, as compared to cash used in investing activities of $224.1 million for the nine months ended June 30, 2010. The net increase was primarily driven by the following factors:

•	Cash outflows of $319.3 million as a result of our third quarter fiscal 2011 acquisitions. During the nine months ended June 30, 2010 cash outflows for acquisitions were $155.9 million, primarily related to the acquisition of SpinVox and the PSRS deferred acquisition payments.

•	A cash inflow of $17.2 million in restricted cash in December 2010 related to the release of cash placed in an irrevocable standby letter of credit account for payment of a fixed obligation in connection with our acquisition of SpinVox; and

•	A use of $15.0 million for a cash payment to acquire an equity investment in a non-public company during the six months ended March 31, 2010.

Cash Used in/Provided by Financing Activities

Cash used in financing activities for the nine months ended June 30, 2011 was $4.3 million as compared to cash provided by financing activities of $9.8 million for the nine months ended June 30, 2010, a decrease in cash flows of $14.2 million or 144.1%. The change was primarily driven by the following factors:

•	An increase in cash used to net share settle employee equity awards of $12.0 million, due to an increase in intrinsic value of the shares vested as a result of the overall increase in our stock price and vesting activities during the nine months ended June 30, 2011 as compared to the same period in 2010; and

•	A decrease of $12.4 million in proceeds from the issuance of common stock relating to the warrant that was exercised during the nine months ended June 30, 2010; offset by

•	An $8.2 million cash benefit resulting from excess tax benefits on employee equity awards during the nine months ended June 30, 2011.

Credit Facilities and Debt

2.75% Convertible Debentures

We have $250 million of 2.75% convertible senior debentures due in August 2027. As of June 30, 2011, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

Credit Facility

As of June 30, 2011, $638.5 million remained outstanding under our term loan. There were $15.7 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. As of June 30, 2011, we are in compliance with the covenants under the Credit Facility.

As of June 30, 2011, based on our leverage ratio, the applicable margin for our term loan was 0.75% for base rate borrowings and 1.75% for LIBOR-based borrowings. This results in an effective interest rate of 1.95%. No payments under the excess cash flow sweep provision were due in the first quarter of fiscal 2011 as no excess cash flow, as defined, was generated in fiscal 2010. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions.

In July 2011, we entered in to agreements to amend and restate our existing Credit Facility. Of the approximately $638.5 million remaining Term Loan originally due March 31, 2013, lenders representing $486.9 million have elected to extend the maturity date three years to March 31, 2016. The remaining $151.6 million in term loans are due March 2013. In addition, lenders participating in the revolving credit facility have chosen to extend the maturity date by three years to March 31, 2015.

In conjunction with the amendment, the Credit Facility repayment terms were amended. Principal is due in four quarterly installments of 1% per annum through the original maturity date of March 2013, at which time the principal remaining on the unextended portion of the loans becomes payable. The table below details the new schedule of principal payments by fiscal year. If only the minimum required repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount

2011 (quarter ending September 30)	$1,596
2012	6,346
2013	154,494
2014	4,743
2015	4,696
2016	466,663

Total	$638,538

Under terms of the amendment, borrowings under the Credit Facility bear interest at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings is as follows:

Description	Base Rate Margin	LIBOR Margin

Term loans due March 2013	0.75% - 1.50%(a)	1.75% - 2.50%(a)
Term loans due March 2016	2.00%	3.00%
Revolving facility due March 2015	1.25% - 2.25%(b)	2.25% - 3.25%(b)

(a)	The margin is determined based on our leverage ratio at the date the interest rates are reset on the Term Loans.

(b)	The margin is determined based on our credit rating at the date the interest rates are reset on the Revolving Loans

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table outlines our contractual payment obligations as of June 30, 2011 (dollars in millions):

	Payments Due by Period
		Remaining		Fiscal 2013	Fiscal 2015
Contractual Obligations	Total	Fiscal 2011	Fiscal 2012	and 2014	and 2016	Thereafter

2.75% Convertible Senior Debentures(1)	$250.0	$—	$—	$250.0	$—	$—
Credit Facility(2)	638.5	1.6	6.3	159.2	471.4	—
Interest on Credit Facility(2)	77.7	4.6	18.6	32.0	22.5	—
Interest on 2.75% Convertible Senior Debentures(3)	24.1	3.4	6.9	13.8	—	—
Letter of credit(4)	7.2	7.2	—	—	—	—
Lease obligations and other liabilities:
Operating leases	128.7	6.1	24.4	40.8	32.7	24.7
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions	3.2	0.9	1.8	0.5	—	—
Pension, minimum funding requirement(5)	4.5	0.3	1.4	2.8	—	—
Collaboration agreements(6)	72.7	18.4	23.4	28.4	2.5	—
Other liabilities assumed(7)	24.6	3.6	12.5	5.0	3.5	—

Total contractual cash obligations	$1,231.2	$46.1	$95.3	$532.5	$532.6	$24.7

(1)	Holders of the 2.75% Senior Convertible Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(2)	Interest is due and payable monthly under the Credit Facility, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate related to the July 2011 amended Credit Facility.

(3)	Interest is due and payable semi-annually under the 2.75% convertible senior debentures.

(4)	We have placed EUR 5.0 million ($7.2 million based on the June 30, 2011 exchange rates) in an irrevocable standby letter of credit account for payment of a fixed obligation assumed in connection with our acquisition of SpinVox.

(5)	Our U.K. pension plan has a minimum funding requirement of £859,900 ($1.4 million based on the exchange rate at June 30, 2011) for each of the next 4 years, through fiscal 2014.

(6)	Payments under the research collaboration agreements are payable in cash or common stock at our option.

(7)	Obligations include assumed long-term liabilities related to restructuring programs initiated by the predecessor entities prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of the former Nuance Communications, Inc. in September 2005. These restructuring programs relate to the closing of two facilities with lease terms set to expire in 2016 and 2012. Total contractual obligations under these two leases are $24.6 million. As of June 30, 2011, we have sub-leased a portion of the office space related to these two facilities to unrelated third parties. Total sublease income under the remaining contractual terms is expected to be $9.1 million, which ranges from $1.5 million to $4.1 million on an annualized basis through 2016.

The gross liability for unrecognized tax benefits as of June 30, 2011 and September 30, 2010 was$13.4 million and $12.8 million, respectively. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

Contingent Liabilities and Commitments

In connection with certain of our acquisitions, we have agreed to make contingent cash payments to the former shareholders of certain of the acquired companies. The following represents the contingent cash payments that we may be required to make.

In connection with our acquisition of SNAPin Software, Inc. (“SNAPin”), we agreed to make a contingent earn-out payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. In April 2010, the Company and the former shareholders of SNAPin agreed on a final earn-out payment of $21.2 million and we issued 593,676 shares of our common stock, valued at $10.2 million, as our first payment under the earn-out agreement. The remaining balance is payable in cash or stock, solely at our option, on or before October 1, 2011 and is included in short-term liabilities as of June 30, 2011.

In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. At June 30, 2011, we have not recorded any obligation relative to these earn-out provisions.

Off-Balance Sheet Arrangements

Through June 30, 2011, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2011 would not have a material impact on our revenue, operating results or cash flows in the coming year.

Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. At June 30, 2011, we have foreign currency contracts with a total notional value of approximately $2.2 million designated as cash flow hedges. These contracts all mature within the next twelve months. During the nine months ended June 30, 2011, we commenced a program that primarily utilizes forward currency contracts to offset the risks associated with foreign currency denominated assets and liabilities. We established this program so that gains and losses from remeasurement or settlement of these assets and liabilities are offset by gain or losses on the foreign currency forward contracts thus mitigating the risks and volatility associated with our foreign currency transactions. These contracts are not designated as accounting hedges and generally are for periods of 30 days or less. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $165.4 million at June 30, 2011. Based on the nature of the transaction for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.

At June 30, 2011, we held approximately $447.0 million of cash and cash equivalents primarily consisting of cash, time deposits and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio or results of operations.

At June 30, 2011, our total outstanding debt balance exposed to variable interest rates was $638.5 million. A hypothetical change in market rates could have a significant impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding debt would increase $6.4 million per annum.

Equity Price Risk

We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of June 30, 2011, we had security price guarantees on approximately 250,000 of our shares with prices between $19.55 and $20.28. A change of 10% in our stock price during the next six months would not have a material effect on our results of operations or our cash flows.

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

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and, for transactions which closed prior to October 1, 2009, the amount of direct transaction costs as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired tradenames and acquired customer relationships based on their respective fair values. Intangible assets are generally amortized over a five to ten year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of June 30, 2011, we had identified intangible assets of approximately $757.6 million, net of accumulated amortization, and goodwill of approximately $2.3 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of June 30, 2011, we had a total of $889.1 million of gross debt outstanding, including $151.6 million in term loans due in March 2013, $486.9 million in term loans due in March 2016 under an amended and restated agreement signed in July 2012, and $250.0 million in convertible debentures which investors may require us to redeem in August 2014. We also have a $75.0 million revolving credit line available to us through March 2015. As of June 30, 2011, there were $15.7 million of letters of credit issued under the revolving credit line but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.

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

As of June 30, 2011, Warburg Pincus, a global private equity firm, beneficially owned approximately 23% of our outstanding common stock, including warrants exercisable for up to 7,562,422 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new regulations promulgated by the Securities and Exchange Commission and the rules of the Nasdaq Marketplace, are resulting in increased general and administrative expenses for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our business may be harmed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 9, 2011.

Nuance Communications, Inc.

By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial
Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Share Purchase Agreement, dated as of June 6, 2011, by and among Nuance, Ruetli Holding Corporation, the shareholders of SVOX and smac partners GmbH, as the shareholder representative.					X
2.2	Agreement and Plan of Merger, dated as of May 10, 2011, by and among Nuance, Ellipse Acquisition Corporation, Equitrac Corporation, U.S. Bank National Association, as escrow agent, and Cornerstone Equity Investors, LLC, as the stockholder representative.					X
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
10.1	Letter dated March 14, 2011 to Bill Nelson regarding certain employment matters					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101	The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes of Consolidated Financial Statements.					X