Form 10-K
period 2011-09-30
Nuance Communications, Inc.
filed 2011-11-29
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $3.6 billion based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the Registrant’s Common Stock, outstanding as of October 31, 2011, was 300,761,764.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	[Removed and Reserved]	18

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	50
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	111
Item 9A.	Controls and Procedures	111
Item 9B.	Other Information	112

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	112
Item 11.	Executive Compensation	112
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	112
Item 13.	Certain Relationships and Related Transactions, and Director Independence	112
Item 14.	Principal Accountant Fees and Services	113

PART IV
Item 15.	Exhibits and Financial Statement Schedules	113
EX-2.7
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our future revenue, cost of revenue, research and development expense, selling, general and administrative expenses, amortization of intangible assets and gross margin, earnings, cash flows and liquidity; our strategy relating to our segments; the potential of future product releases; our product development plans and investments in research and development; future acquisitions and anticipated benefits from acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal 2012 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

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

Effective in the fourth quarter of fiscal 2011, we are organized in four segments; Healthcare, Mobile and Consumer, Enterprise, and Imaging. In fiscal 2011, segment revenue as a percentage of total segment revenue for Healthcare, Mobile and Consumer, Enterprise and Imaging was 38%, 28%, 21% and 13%, respectively. In fiscal 2010, segment revenue as a percentage of total segment revenue for Healthcare, Mobile and Consumer, Enterprise and Imaging was 38%, 26%, 25% and 12%, respectively. See Note 22 to the consolidated financial statements for additional information about our reportable segments.

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

We utilize a focused, enterprise sales team and professional services organization to address the market and implementation requirements of the healthcare industry. Direct distribution is supplemented by distributors and partnerships with electronic medical records application and other healthcare IT providers such as 3M, Allscripts, Cerner, Epic, GE, IBM and McKesson. In some cases, our healthcare solutions are priced under a traditional software perpetual licensing model. However, certain of our healthcare solutions, in particular our transcription solution, are also offered on an on-demand model, charged as a subscription and priced by volume of usage (such as number of lines transcribed). During fiscal 2009, 2010 and 2011, we experienced a significant shift in customer preference toward our subscription pricing model. Representative customers include Banner Health, Cleveland Clinic, Department of Veterans Affairs, HCA, Kaiser Permanente, Mayo Clinic, NHS, Sutter Health, Tenet, UPMC and U.S. Army.

Mobile and Consumer

Today, an increasing number of people worldwide rely on mobile devices to stay connected, informed and productive. We help consumers use the powerful capabilities of their phones, cars, tablets, desktop and portable computers, personal navigation devices and other consumer electronics by enabling the use of voice commands, text-to-speech and enhanced text input solutions to control and interact with these devices more easily and naturally, and to access the array of content and services available on the Internet.

Our portfolio of mobile and consumer solutions and services includes an integrated suite of voice control and text-to-speech solutions, dictation applications, predictive text technologies, mobile messaging services and emerging services such as dictation, Web search and voicemail-to-text. Our suite of Dragon general purpose desktop and portable computer dictation applications increases productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. In particular, we have focused in recent quarters on integrating our Dragon technology and brand initiatives across mobile and consumer markets. We utilize a focused, enterprise sales team and professional services organization to address market and implementation requirements. Direct distribution is supplemented by partnerships with electronics suppliers and integrators such as Harman Kardon and Clarion. Our solutions are used by mobile phone, automotive, personal navigation device, computer and other consumer electronic manufacturers and their suppliers, including Amazon, Apple, Audi, BMW, Ford, Garmin, GM, HTC, LG Electronics, Mercedes Benz, Nokia, Samsung, T-Mobile, TomTom and Toyota. Telecommunications carriers, web search companies and content providers are increasingly using our mobile search and communication solutions to offer value-added services to their subscribers and customers. Our embedded mobile solutions are sold to automobile and device manufacturers, generally on a royalty model priced per device sold, and sometimes on a license model. Our connected mobile services are sold through telecommunications carriers, voicemail system providers, smartphone application developers or directly to consumers, and generally priced on a volume of usage model (such as per subscriber or per use). Representative connected services customers and partners include AT&T, Cisco, Comcast, Rogers, Telefonica, Telstra, Time Warner Cable, TISA, T-Mobile and Vodafone. In addition, various smartphone app stores include hundreds of applications that utilize our technology, such as our DragonDictation, DragonGo! and FlexT9, as well as third party applications including Amazon Price Check, Ask, Bon’ App, iTranslate, Merriam-Webster, Vocre and Yellow Pages.

Our desktop and portable computer dictation software is currently available in seventeen languages. During the fourth quarter of fiscal 2010, we shipped new versions of Dragon NaturallySpeaking for Windows and Dragon Dictate for Mac. Our desktop and portable computer dictation solutions are generally sold under a traditional perpetual software license model. We utilize a combination of our global reseller network and direct sales to distribute our desktop and portable computer dictation products. Resellers include retailers such as Amazon, Best Buy and WalMart. Enterprise customers include organizations such as law firms, insurance agencies and government agencies. Representative customers include ATF, Exxon, FBI, IBM, Texas Department of Family Protective Services and Zurich.

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

Our solutions are used by a wide variety of enterprises in customer-service intensive sectors, including telecommunications, financial services, travel and entertainment, and government. Our speech solutions are designed to serve our global partners and customers and are available in approximately 60 languages and dialects worldwide. In addition to our own sales and professional services teams, we often work closely with industry partners, including Avaya, Cisco and Genesys, that integrate our solutions into their hardware and software platforms. Our enterprise solutions offerings include both a traditional software perpetual licensing model and an on-demand model, charged as a subscription and priced by volume of usage (such as number of minutes callers use the system or number of calls completed in the system). Representative customers include Bank of America, Cigna, Citibank, Disney, FedEx, Onstar, US Airways and Wells Fargo.

Imaging

The evolution of the Internet, email and other networks has greatly simplified the ability to share electronic documents, resulting in an ever-growing volume of documents to be used and stored. In addition, the proliferation of network and Internet connected multifunction printers has increased the need to efficiently manage printers and enforce printing policies. Our document imaging, print management and PDF solutions reduce the costs associated with paper documents through easy to use scanning, document management and electronic document routing solutions. We offer versions of our products to multifunction printer manufacturers, home offices, small businesses and enterprise customers.

Our imaging solutions offer optical character recognition technology to deliver highly accurate document scanning and storage. We provide networked print management and comprehensive PDF applications designed specifically for business users. In addition, we offer applications that combine network scanning, network print management and PDF creation to quickly enable distribution of documents to users’ desktops or to enterprise applications. Our host of services includes software development toolkits for independent software vendors. Our imaging solutions are generally sold under a traditional perpetual software license model, and some solutions are also offered as a hosted solution. We utilize a combination of our global reseller network and direct sales to distribute our imaging products. We license our software to multifunction printer manufacturers such as Brother, Canon, Dell, HP and Xerox, which bundle our solutions with multi-function devices, digital copiers, printers and scanners, on a royalty model, priced per unit sold.

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

We continue to invest in technologies to maintain our market-leading position and to develop new applications. Our technologies are covered by approximately 2,300 patents and 1,500 patent applications. Our intellectual property, whether purchased or developed internally, is critical to our success and competitive position and, ultimately, to our market value. We rely on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. We incurred research and development expenses of $179.4 million, $152.1 million, and $116.8 million in fiscal 2011, 2010 and 2009, respectively.

International Operations

We have principal offices in a number of international locations including: Australia, Belgium, Canada, Germany, Hungary, India, Italy, Japan, and the United Kingdom. The responsibilities of our international operations include research and development, healthcare transcription and editing, customer support, sales and marketing and administration. Additionally, we maintain smaller sales, services and support offices throughout the world to support our international customers and to expand international revenue opportunities.

Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal 2011, 2010 and 2009, 73%, 72% and 74% of revenue was generated in the United States and 27%, 28% and 26% of revenue was generated by our international operations, respectively.

Competition

The individual markets in which we compete are highly competitive and are subject to rapid technology changes. There are a number of companies that develop or may develop products that compete in our target markets; however, currently there is no one company that competes with us in all of our product areas. While we expect competition to continue to increase both from existing competitors and new market entrants, we believe that we will compete effectively based on many factors, including:

•	Specialized Professional Services. Our superior technology, when coupled with the high quality and domain knowledge of our professional services organization, allows our customers and partners to place a high degree of confidence and trust in our ability to deliver results. We support our customers in designing and building powerful innovative applications that specifically address their needs and requirements.

•	International Appeal. The international reach of our products is due to the broad language coverage of our offerings, including our voice and language technology, which provides recognition for approximately 60 languages and dialects and natural-sounding synthesized speech in 39 languages, and supports a broad range of hardware platforms and operating systems. Our imaging technology supports more than 100 languages.

•	Technological Superiority. Our voice, language and imaging technologies, applications and solutions are often recognized as the most innovative and proficient products in their respective categories. Our voice and language technology has industry-leading recognition accuracy and provides a natural, voice-enabled interaction with systems, devices and applications. Our imaging technology is viewed as the most accurate in

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

In our segments, we compete with companies such as Adobe, Medquist, Microsoft and Google. In addition, a number of smaller companies in both speech and imaging offer services, technologies or products that are competitive with our solutions in some markets. In certain markets, some of our partners such as Avaya, Cisco, Intervoice and Genesys develop and market products and services that might be considered substitutes for our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

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

Employees

As of September 30, 2011, we had approximately 7,300 full-time employees in total, including approximately 900 in sales and marketing, approximately 1,750 in professional services, approximately 1,200 in research and development, approximately 550 in general and administrative and approximately 2,900 that provide transcription and editing services. Approximately 43 percent of our employees are based outside of the United States, the majority of whom provide transcription and editing services and are based in India. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

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

Our revenue and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include the following:

•	slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

•	volume, timing and fulfillment of customer orders;

•	our ability to generate additional revenue from our intellectual property portfolio;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	customers delaying, canceling or limiting their purchases as a result of the threat or results of terrorism;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and intangible assets;

•	delayed realization of synergies resulting from our acquisitions;

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.

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

Charges to earnings as a result of our acquisitions may adversely affect our operating results in the foreseeable future, which could have a material and adverse effect on the market value of our common stock.

Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with an acquisition as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of businesses we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;

•	impairment of goodwill or intangible assets;

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible asset acquired;

•	identification of or changes to assumed contingent liabilities, both income tax and non-income tax related after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;

•	charges to our operating results to eliminate certain duplicative pre-merger activities, to restructure our operations or to reduce our cost structure;

•	charges to our operating results resulting from expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.

Intangible assets are generally amortized over a five to fifteen year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2011, we had identified intangible assets of approximately $731.6 million, net of accumulated amortization, and goodwill of approximately $2.3 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of September 30, 2011, we had a total of $887.4 million of gross debt outstanding, including $145.0 million in term loans due in March 2013, $492.0 million in term loans due in March 2016 under an amended and restated agreement signed in July 2011, and $250.0 million in convertible debentures. Investors may require us to redeem the convertible debentures in August 2014, or sooner if our common stock price exceeds the conversion price of approximately $23.36 for certain specified periods. We also have a $75.0 million revolving credit line available to us through March 2015. As of September 30, 2011, there were $15.4 million of letters of credit issued but there were no other outstanding borrowings under the revolving credit line. Additionally, on October 24, 2011, we sold $690.0 million of 2.75% convertible debentures which investors may require us to redeem in November 2017. Our debt level could have important consequences, for example it could:

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

We reported net income of $38.2 million in fiscal 2011, however we reported net losses of $19.1 million and $19.4 million for the fiscal years 2010 and 2009, respectively. If we are unable to maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

Voice and language technologies may not continue to garner widespread acceptance, which could limit our ability to grow our voice and language business.

We have invested and expect to continue to invest heavily in the acquisition, development and marketing of voice and language technologies. The market for voice and language technologies is relatively new and rapidly evolving. Our ability to increase revenue in the future depends in large measure on the continuing acceptance of these technologies in general and our products in particular. The continued development of the market for our current and future voice and language solutions in general, and our solutions in particular, will also depend on:

•	consumer and business demand for speech-enabled applications;

•	development by third-party vendors of applications using voice and language technologies; and

•	continuous improvement in voice and language technology.

Sales of our voice and language products would be harmed if the market for these technologies does not continue to increase or increases slower than we expect, or if we fail to develop new technology faster than our competitors, and consequently, our business could be harmed and we may not achieve a level of profitability necessary to successfully operate our business.

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully.

There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Within voice and language, we compete with AT&T, Microsoft, Google, and other smaller providers. Within healthcare, we compete with Medquist and other smaller providers. Within imaging, we compete with ABBYY, Adobe, I.R.I.S. and NewSoft. In voice and language, some of our partners such as Avaya, Cisco, Intervoice and Genesys develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in voice, language and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

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

Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations could increase in the future. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States and we have a large number of employees in India that provide transcription services. We also have a large number of employees in Canada and United Kingdom that provide professional services. A significant portion of the development and manufacturing of our voice and language products is conducted in

Belgium and Canada, and a significant portion of our imaging research and development is conducted in Hungary. We also have significant research and development resources in Austria, Germany, Italy, and United Kingdom. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. With our increased international presence in a number of geographic locations and with international revenue and costs projected to increase, we are exposed to changes in foreign currencies including the euro, British pound, Canadian dollar, Japanese yen, Indian rupee, Australian dollar, Israel shekel, Swiss franc and the Hungarian forint. Changes in the value of foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.

Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.

We have significant intangible assets, including goodwill and intangibles with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are patents and core technology, completed technology, customer relationships and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets, include the following:

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

Adverse changes in domestic and global economic and political conditions, as well as uncertainty in the global financial markets may negatively affect our financial results. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways which, in turn, could adversely affect our stock price. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate some of the other risk factors described herein. Our customers may defer purchases of our products, licenses, and services in response to tighter credit and negative financial news or reduce their demand for them. Our customers may also not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us or ultimately cause the customer to file for protection from creditors under applicable insolvency or bankruptcy laws. If our customers are not able to make timely payments to us, our accounts receivable could increase. Political instability in any of the major countries in which we do business would also likely harm our business, results of operations and financial condition.

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

As of September 30, 2011, Warburg Pincus, a global private equity firm, beneficially owned approximately 23% of our outstanding common stock, including warrants exercisable for up to 7,562,422 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.

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

Our corporate headquarters and administrative, sales, marketing, research and development and customer support functions occupy approximately 201,000 square feet of space that we lease in Burlington, Massachusetts. We also lease additional properties in the United States and a number of foreign countries. The following table summarizes our significant properties as of September 30, 2011:

Location	Sq. Ft.	Lease Term	Primary Use
	(approx.)

Burlington, Massachusetts	201,000	March 2018	Corporate headquarters and administrative, sales, marketing, research and development and customer support functions.
Redwood City, California(1)	141,000	July 2012	Twelve percent of this facility is unoccupied, the remainder has been sublet to third party tenants.
Melbourne, Florida	130,000	Owned	Administrative, professional services, and customer support.
Montreal, Quebec	74,000	December 2016	Administrative, sales, marketing, research and development, professional services, customer support functions.
Sunnyvale, California	71,000	September 2013	Administrative, research and development, professional services and customer support functions.
Seattle Washington	46,000	January 2021	Research and development, and professional services functions.
Mahwah, New Jersey	38,000	June 2015	Professional services.
New York, New York(2)	34,000	February 2016	Subleased to third-party tenants.
Merelbeke, Belgium	25,000	March 2017	Administrative, sales, marketing, research and development and customer support functions.
Budapest, Hungary	31,000	December 2012	Administrative and research and development.
Aachen, Germany	22,000	March 2016	Research and development and sales functions.

(1)	The lease for this property was assumed as part of our acquisition in September 2005 of Nuance Communications, Inc, which we refer to as Former Nuance.

(2)	The lease for this property was assumed as part of our acquisition of SpeechWorks International, Inc. in August 2003.

In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the United States and internationally. As of September 30, 2011, we were productively utilizing substantially all of the space in our facilities, except for space identified above as unoccupied, or that has been subleased to third parties.

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

	Low	High

Fiscal 2010:
First quarter	$13.11	$16.31
Second quarter	14.12	17.41
Third quarter	14.85	18.55
Fourth quarter	14.45	17.68
Fiscal 2011:
First quarter	$14.79	$19.19
Second quarter	16.79	20.97
Third quarter	18.85	22.93
Fourth quarter	15.56	22.40

Holders

As of October 31, 2011, there were 791 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility place restrictions on our ability to pay dividends, except for stock dividends.

Issuer Purchases of Equity Securities

We have not announced any currently effective authorization to repurchase shares of our common stock. We did, however, repurchase 8,514,120 shares of our common stock for $200 million in connection with our sale of $690 million of 2.75% convertible debentures in October 2011.

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

	Fiscal Year Ended September 30,
	2011	2010	2009	2008	2007

Operations:
Total revenues	$1,318.7	$1,118.9	$950.4	$868.5	$602.0
Gross profit	818.9	709.6	590.8	552.8	404.1
Income from operations	52.6	32.9	57.6	32.6	39.0
(Benefit) provision for income taxes	(8.2)	18.0	40.4	14.6	22.5
Net income (loss)	$38.2	$(19.1)	$(19.4)	$(37.0)	$(14.9)
Net Income(Loss) Per Share Data:
Basic	$0.13	$(0.07)	$(0.08)	$(0.18)	$(0.08)
Diluted	$0.12	$(0.07)	$(0.08)	$(0.18)	$(0.08)
Weighted average common shares outstanding:
Basic	302.3	287.4	253.6	209.8	176.4
Diluted	316.0	287.4	253.6	209.8	176.4
Financial Position:
Cash and cash equivalents and marketable securities	$478.5	$550.0	$527.0	$261.6	$187.0
Total assets	4,095.3	3,769.7	3,499.5	2,846.0	2,172.6
Long-term debt, net of current portion	853.0	851.0	848.9	847.3	846.1
Total stockholders’ equity	2,493.4	2,297.2	2,043.0	1,471.7	931.9
Selected Data and Ratios:
Working capital	$379.9	$459.2	$376.6	$133.5	$164.9
Depreciation of property and equipment	27.6	21.6	18.7	16.4	12.1
Amortization of intangible assets	143.3	135.6	115.4	82.6	37.7
Gross margin percentage	62.1%	63.4%	62.2%	63.7%	67.1%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

•	our future revenue, cost of revenue, research and development expenses, selling, general and administrative expenses, amortization of intangible assets and gross margin;

•	our strategy relating to our segments;

•	the potential of future product releases;

•	our product development plans and investments in research and development;

•	future acquisitions, and anticipated benefits from acquisitions;

•	international operations and localized versions of our products; and

•	legal proceedings and litigation matters.

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

Effective in the fourth quarter of fiscal 2011, we are organized in four segments; Healthcare, Mobile and Consumer, Enterprise, and Imaging. Our solutions and services address our four segments:

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

and automate manual transcription processes. In particular, we have focused in recent quarters on integrating our Dragon technology and brand initiatives across mobile and consumer markets. Trends in our mobile-consumer segment include device manufacturers requiring custom applications to deliver unique and differentiated products, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and automobiles to address the growing concern of distracted driving, and the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers and tablet computers. We are also seeing increased demand for transactions which involve the sale and delivery of both software and non-software related services or products, which may benefit from the application of ASC 605. We are investing to increase our capabilities and capacity to help device manufacturers build custom applications, to increase the capacity of our data centers, to increase the number, kinds and capacity of network services, to enable developers to access our technology, and to expand both awareness and channels for our direct-to-consumer products.

•	Enterprise. We deliver a portfolio of customer service business intelligence and authentication solutions that are designed to help companies better support, understand and communicate with their customers. Our solutions include the use of technologies such as speech recognition, natural language understanding, text-to-speech, biometric voice recognition and analytics to automate caller identification and authorization, call steering, completion of tasks such as updates, purchases and information retrieval, and automated outbound notifications. Our solutions improve the customer experience, increase the use of self-service and enable new revenue opportunities. In addition, we offer solutions that can meet customer care needs through direct interaction with thin-client applications on cell phones, enabling customers to very quickly retrieve relevant information. Trends in our enterprise business include increasing interest in the use of mobile applications to access customer care systems and records, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. We are investing to expand our product set to address these opportunities, to increase efficiency of our hosted applications, expand our capabilities and capacity to help customers build custom applications, and broaden our relationships with new hardware and systems integrator partners serving the market.

•	Imaging. Our imaging solutions offer optical character recognition technology to deliver highly accurate document scanning and storage. We provide networked print management and comprehensive PDF applications designed specifically for business users. In addition, we offer applications that combine network scanning, network print management and PDF creation to quickly enable distribution of documents to users’ desktops or to enterprise applications. Our host of services includes software development toolkits for independent software vendors. The imaging market is evolving to include more networked solutions, mobile access to networked solutions, and multi-function devices. We are investing to improve mobile access to our networked products, expand our distribution channels and embedding relationships, and expand our language coverage.

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

Strategy

In fiscal 2012, we will continue to focus on growth by providing market-leading, value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. We will also continue to focus on operating efficiencies, expense discipline and acquisition synergies to improve gross margins and operating margins. We intend to pursue growth through the following key elements of our strategy:

•	Extend Technology Leadership. Our solutions are recognized as among the best in their respective categories. We intend to leverage our global research and development organization and broad portfolio of technologies, applications and intellectual property to foster technological innovation and maintain customer preference for our solutions. We also intend to invest in our engineering resources and seek new technological advancements that further expand the addressable markets for our solutions.

•	Broaden Expertise in Vertical Markets. Businesses are increasingly turning to Nuance for comprehensive solutions rather than for a single technology product. We intend to broaden our expertise and capabilities to deliver targeted solutions for a range of industries including mobile device manufacturers, healthcare, telecommunications, financial services and government administration. We also intend to expand our global sales and professional services capabilities to help our customers and partners design, integrate and deploy innovative solutions.

•	Increase Subscription and Transaction Based Recurring Revenue. We intend to increase our subscription and transaction based offerings in our segments. The expansion of our subscription or transaction based solutions will enable us to deliver applications that our customers use on a repeat basis, and pay for on a per use basis, providing us with the opportunity to enjoy the benefits of recurring revenue streams.

•	Expand Global Presence. We intend to further expand our international resources to better serve our global customers and partners and to leverage opportunities in emerging markets such as Asia and Latin America. We continue to add regional executives and sales employees in different geographic regions to better address demand for voice and language based solutions and services.

•	Pursue Strategic Acquisitions and Partnerships. We have selectively pursued strategic acquisitions to expand our technology, solutions and resources to complement our organic growth. We have also formed key partnerships with other important companies in our markets of interest, and intend to continue to do so in the future where it will enhance the value of our business. We have proven experience in integrating businesses and technologies and in delivering enhanced value to our customers, partners, employees and shareholders. We intend to continue to pursue acquisitions that enhance our solutions, serve specific vertical markets and strengthen our technology portfolio.

Key Metrics

In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the fiscal year ended September 30, 2011, as compared to the fiscal year ended September 30, 2010, is as follows:

•	Total revenue increased by $199.8 million to $1,318.7 million;

•	Net income improved by $57.3 million to $38.2 million;

•	Gross margins decreased by 1.3 percentage points to 62.1%;

•	Operating margins increased by 1.1 percentage point to 4.0%; and

•	Cash provided by operating activities for the fiscal year ended September 30, 2011 was $357.4 million, an increase of $61.1 million from the prior fiscal year.

In addition to the above key financial metrics, we also focus on certain non-financial performance indicators. A summary of these key non-financial performance indicators as of and for the period ended September 30, 2011, as compared to September 30, 2010, is as follows:

•	Annualized line run-rate in our on-demand healthcare solutions increased 19% to approximately 4.0 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•	Estimated 3-year value of on-demand contracts increased 17% to approximately $1.3 billion. We determine this value by using our best estimate of all anticipated future revenue streams under signed on-demand contracts currently in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on assumptions about launch dates, volumes and renewal rates within the three year period. Most of these contracts are priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS

Total Revenues

The following tables show total revenues by product type and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Product and licensing	$607.4	$473.5	$373.4	28.3%	26.8%
Professional services and hosting	509.1	463.5	411.4	9.8%	12.7%
Maintenance and support	202.2	181.9	165.6	11.2%	9.8%

Total Revenues	$1,318.7	$1,118.9	$950.4	17.9%	17.7%

United States	$963.7	$802.0	$706.9	20.2%	13.5%
International	355.0	316.9	243.5	12.0%	30.1%

Total Revenues	$1,318.7	$1,118.9	$950.4	17.9%	17.7%

Fiscal 2011 Compared to Fiscal 2010

The geographic split for fiscal 2011 was 73% of total revenue in the United States and 27% internationally, as compared to 72% of total revenue in the United States and 28% internationally for the same period last year. The increase in the proportion of revenue generated domestically was primarily due to contributions from our Healthcare on-demand solutions, which are sold predominantly in the United States.

Fiscal 2010 Compared to Fiscal 2009

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

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Product and licensing revenue	$607.4	$473.5	$373.4	28.3%	26.8%

As a percentage of total revenues	46.1%	42.3%	39.3%

Fiscal 2011 Compared to Fiscal 2010

The increase in product and licensing revenue for fiscal 2011, as compared to fiscal 2010, consisted of a $50.1 million increase in Mobile and Consumer revenue primarily driven by $31.6 million of growth in sales of our embedded solutions, and additional sales of $18.5 million of Dragon products. Imaging revenue increased by $43.9 million, due to increased revenue from our multi-functional peripheral (“MFP”) products. Healthcare revenue increased by $23.0 million resulting in part from continued strength in Dragon Medical solutions, which represented $12.8 million of the increase during the year. Enterprise on-premise license sales increased by $16.9 million resulting from the continued increase in global demand for our core speech solutions. The growth in our product and licensing revenue streams outpaced the relative growth of our other revenue types, resulting in the 3.8 percentage point increase as a percent of total revenue.

Fiscal 2010 Compared to Fiscal 2009

The increase in product and licensing revenue for fiscal 2010, as compared to fiscal 2009, consisted of a $57.8 million increase in Mobile and Consumer revenue primarily driven by $43.5 million of growth in sales of our embedded solutions, and a $14.4 million growth in sales of our Dragon product resulting from our fourth quarter launch of Dragon Naturally Speaking 11. Healthcare revenue increased by $37.7 million. Imaging revenue increased $9.8 million primarily as a result of our acquisitions of eCopy and X-Solutions in fiscal 2009. Enterprise revenue decreased $5.3 million primarily due to the continued migration of customers to our on-demand solutions. The growth in our product and licensing revenue streams outpaced the relative growth of our other revenue types, resulting in the 3.0 percentage point increase as a percent of total revenue.

Professional Services and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for customers. Hosting revenue primarily relates to delivering hosted services, such as medical transcription, automated customer care applications, voice message transcription, and mobile search and transcription, over a specified term. The following table shows professional services and hosting revenue, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Professional services and hosting revenue	$509.1	$463.5	$411.4	9.8%	12.7%

As a percentage of total revenues	38.6%	41.4%	43.3%

Fiscal 2011 Compared to Fiscal 2010

The increase in professional services and hosting revenue for fiscal 2011, as compared to fiscal 2010, consisted of a $40.1 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions. Mobile and Consumer revenue increased $29.3 million as a result of growth of $19.2 million in our connected mobile services and growth of $10.1 million in professional services for our embedded solutions.

Enterprise revenue decreased by $24.4 million, primarily due to the decline of one on-demand customer’s volume. As a percentage of total revenue, professional services and hosting revenue decreased 2.8 percentage points as compared to the corresponding period in the prior year, primarily due to the strong growth in the product and licensing revenue relative to professional services and hosting revenue.

Fiscal 2010 Compared to Fiscal 2009

The increase in professional services and hosting revenue for fiscal 2010, as compared to fiscal 2009, consisted of a $31.8 million increase in Healthcare revenue resulting largely from transactional volume growth in our on-demand solutions. Mobile and Consumer revenue increased $28.5 million primarily due to contributions from our connected mobile services driven by the acquisition of SpinVox in December 2009. Enterprise revenue decreased by $9.4 million. As a percentage of total revenue, professional services and hosting revenue decreased 1.9 percentage points as compared to the corresponding period in the prior year, primarily due to the strong growth in the product and licensing revenue relative to professional services and hosting revenue.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Maintenance and support revenue	$202.2	$181.9	$165.6	11.2%	9.8%

As a percentage of total revenues	15.3%	16.3%	17.4%

Fiscal 2011 Compared to Fiscal 2010

The increase in maintenance and support revenue for fiscal 2011, as compared to fiscal 2010, was driven by growth in our product and licensing sales. The increase included a $7.5 million increase in Healthcare driven by Dragon Medical solutions, a $5.5 million increase in Enterprise, and a $5.3 million increase in Imaging with contributions from our acquisition of Equitrac.

Fiscal 2010 Compared to Fiscal 2009

The increase in maintenance and support revenue for fiscal 2010, as compared to fiscal 2009, consisted primarily of a $6.4 million increase in Enterprise revenue, driven by continued organic growth, a $5.6 million increase in Healthcare revenue as a result of the expansion of our current installed base and a $2.4 million increase in Imaging revenue primarily due to contributions from growth in sales of our core imaging products and our acquisition of X-Solutions.

COSTS AND EXPENSES

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Cost of product and licensing revenue	$65.6	$49.6	$37.3	32.3%	33.0%

As a percentage of product and licensing revenue	10.8%	10.5%	10.0%

Fiscal 2011 Compared to Fiscal 2010

The increase in cost of product and licensing revenue for fiscal 2011, as compared to fiscal 2010, was primarily due to an increase in hardware costs associated with increased revenues from our MFP products in the Imaging segment. Gross margin remained relatively flat during the period.

Fiscal 2010 Compared to Fiscal 2009

The increase in cost of product and licensing revenue for fiscal 2010, as compared to fiscal 2009, was primarily due to a $3.1 million increase in Mobile and Consumer costs driven primarily by revenue growth in Dragon products resulting from our fourth quarter launch of Dragon NaturallySpeaking 11, as well a $4.6 million increase in Healthcare costs primarily related to increased sales of Dragon Medical. The cost of product and licensing revenue also increased as a result of a $2.3 million increase in Imaging costs related to our eCopy acquisition and a $2.4 million increase in Enterprise costs. Gross margin remained relatively flat during the period.

Cost of Professional Services and Hosting Revenue

Cost of professional services and hosting revenue primarily consists of compensation for consulting personnel, outside consultants and overhead, as well as the hardware and communications fees that support our hosting solutions. The following table shows cost of professional services and hosting revenue, in dollars and as a percentage of professional services and hosting revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Cost of professional services and hosting revenue	$341.1	$280.7	$254.8	21.5%	10.2%

As a percentage of professional services and hosting revenue	67.0%	60.6%	61.9%

Fiscal 2011 Compared to Fiscal 2010

The increase in cost of professional services and hosting revenue for fiscal 2011, as compared to fiscal 2010, was due to a $29.6 million increase in Healthcare costs primarily related to growth in our on-demand solutions, and a $16.8 million increase in stock-based compensation related to our professional services personnel. Gross margin relative to our professional services and hosting revenue decreased 6.4 percentage points primarily due to increased stock-based compensation expense reducing gross margin by 3.3 percentage points and the remainder is primarily related to volume and revenue declines from one on-demand Enterprise customer.

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

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Cost of maintenance and support revenue	$38.1	$31.3	$29.1	21.7%	7.6%

As a percentage of maintenance and support revenue	18.8%	17.2%	17.6%

Fiscal 2011 Compared to Fiscal 2010

The increase in cost of maintenance and support revenue for fiscal 2011, as compared to fiscal 2010, included $2.5 million increase in costs due to higher volumes of Enterprise application maintenance and support, a $2.1 million increase in costs related to increased revenue from our MFP products in our Imaging business, which included the impact from our acquisition of Equitrac, and a $1.4 million increase in stock-based compensation expense. The increase in stock-based compensation expense reduced gross margin by 0.7% during the period. Excluding impact from stock-based compensation, gross margin remained relatively flat during the period.

Fiscal 2010 Compared to Fiscal 2009

The increase in cost of maintenance and support revenue for fiscal 2010, as compared to fiscal 2009, was primarily due to a $1.8 million increase in Imaging costs as a result of our eCopy and X-solutions acquisitions. Gross margin relative to our maintenance and support revenue remained relatively constant during the period.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Research and development expense	$179.4	$152.1	$116.8	17.9%	30.2%

As a percentage of total revenues	13.6%	13.6%	12.3%

Fiscal 2011 Compared to Fiscal 2010

The increase in research and development expense for fiscal 2011, as compared to fiscal 2010, was attributable to a $28.6 million increase in compensation expense. The increase in compensation expense was driven by a $14.9 million increase in stock-based compensation expense and headcount growth as we continue to invest in our research and development organization as well as additional headcount from our acquisitions during the period. The increase was offset by reimbursement of $5.9 million under a new collaboration agreement signed during the period as discussed in Note 2 to the audited consolidated financial statements.

Fiscal 2010 Compared to Fiscal 2009

The increase in research and development expense for fiscal 2010, as compared to fiscal 2009, primarily consisted of a $16.7 million increase in services from a third party related to the research collaboration agreements discussed in Note 2 to the audited consolidated financial statements, a $16.5 million increase in compensation expenses attributable to the additional headcount and other resources from our acquisitions during the period, and a $2.9 million increase in infrastructure investment to support ongoing research and development projects.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Sales and marketing expense	$306.4	$266.2	$217.8	15.1%	22.2%

As a percentage of total revenues	23.2%	23.8%	22.9%

Fiscal 2011 Compared to Fiscal 2010

The increase in sales and marketing expense for fiscal 2011, as compared to fiscal 2010, was primarily attributable to a $21.7 million increase in compensation expense. The increase in expense was driven primarily by additional headcount to support growth and a $5.1 million increase in stock-based compensation expense. Additionally, marketing and channel program spending increased $14.0 million to drive overall revenue growth.

Fiscal 2010 Compared to Fiscal 2009

The increase in sales and marketing expense for fiscal 2010, as compared to fiscal 2009, was primarily attributable to a $35.4 million increase in compensation, including an $11.1 million increase in stock-based compensation expense driven primarily by the increase in grant values resulting from increase in our stock price, and other variable costs such as commissions and travel expenses. An $8.0 million increase in marketing program spending, including marketing communications and channel programs, related to new products launched during the fourth quarter of fiscal 2010.

General and Administrative Expense

General and administrative expense primarily consists of personnel costs for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

General and administrative expense	$147.6	$122.1	$100.5	20.9%	21.5%

As a percentage of total revenues	11.2%	10.9%	10.6%

Fiscal 2011 Compared to Fiscal 2010

The increase in general and administrative expense for fiscal 2011, as compared to fiscal 2010, was primarily attributable to a $14.5 million increase in compensation expense and a $9.1 million increase in legal costs associated with on-going litigation and intellectual property maintenance. The increase in compensation expense was driven primarily by additional headcount due to operational growth and our acquisitions during the period and an $8.9 million increase in stock-based compensation expense.

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

Amortization of Intangible Assets

Amortization of acquired patents and core and completed technology are included in cost of revenue and the amortization of acquired customer and contractual relationships, non-compete agreements, acquired trade names and trademarks, and other intangibles are included in operating expenses. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of the customer relationships are being realized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was recorded as follows (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Cost of revenue	$55.1	$47.8	$38.4	15.3%	24.5%
Operating expense	88.2	87.8	77.0	0.5%	14.0%

Total amortization expense	$143.3	$135.6	$115.4	5.7%	17.5%

As a percentage of total revenues	10.9%	12.1%	12.1%

Fiscal 2011 Compared to Fiscal 2010

The increase in amortization of intangible assets for fiscal 2011, as compared to fiscal 2010, was primarily attributable to the amortization of acquired technology and patent intangible assets from our business acquisitions during fiscal 2011 and our acquisitions of patents and technology from third-parties during the fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

The increase in amortization of intangible assets for fiscal 2010, as compared to fiscal 2009, was primarily attributable to the amortization of acquired customer relationship and technology and patent intangible assets from our acquisitions of eCopy in September 2009 and SpinVox in December 2009. Fiscal 2010 amortization expense also increased over fiscal 2009 due to our acquisition and licensing of certain technology from third-parties during fiscal 2009 and 2010.

Based on our balance of amortizable intangible assets as of September 30, 2011, and assuming no impairment or change in useful lives, we expect amortization of intangible assets for fiscal 2012 to be $141.7 million.

Acquisition-Related Costs, Net

Acquisition-related costs include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third-parties; (ii) professional service fees, including direct third-party costs of the transaction and post-acquisition legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and (iii) adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. Acquisition-related costs were recorded as follows (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Transition and integration costs	$3.4	$13.6	$4.7	(75.0)%	189.4%
Professional service fees	18.0	17.1	15.0	5.3%	14.0%
Acquisition-related adjustments	0.5	(0.1)	(4.0)	(600.0)%	(97.5)%

Total Acquisition-related costs, net	$21.9	$30.6	$15.7	(28.4)%	94.9%

As a percentage of total revenue	1.7%	2.7%	1.7%

Fiscal 2011 Compared to Fiscal 2010

The decrease in acquisition-related costs, net for fiscal 2011, as compared to fiscal 2010, was primarily driven by the reduction in transition and integration costs. For fiscal 2010, $8.9 million of transition and integration costs was driven by our acquisitions of eCopy and SpinVox.

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

Restructuring and Other Charges, Net

The following table sets forth the activity relating to the restructuring accruals included in Restructuring and Other Charges, net, in fiscal 2011, 2010 and 2009 (dollars in millions):

	Personnel	Facilities
	Related	Costs	Other	Total

Balance at September 30, 2008	0.3	0.8	1.4	2.5
Restructuring and other charges, net	5.3	0.1	—	5.4
Cash payments	(5.0)	(0.6)	(1.4)	(7.0)

Balance at September 30, 2009	0.6	0.3	—	0.9
Restructuring and other charges, net	9.6	0.2	8.9	18.7
Non-cash adjustments	—	—	(6.8)	(6.8)
Cash payments	(8.4)	(0.2)	(2.1)	(10.7)

Balance at September 30, 2010	1.8	0.3	—	2.1
Restructuring and other charges, net	9.1	1.9	12.0	23.0
Non-cash adjustments	0.2	—	(11.9)	(11.7)
Cash payments	(6.0)	(1.2)	(0.1)	(7.3)

Balance at September 30, 2011	$5.1	$1.0	$—	$6.1

For fiscal 2011, we recorded net restructuring and other charges of $23.0 million, which consisted primarily of an $11.7 million impairment charge related to our Dictaphone trade name resulting from a recent change in our Healthcare marketing strategy under which we plan to consolidate our brands and will no longer be using the Dictaphone trade name in our new product offerings. In addition, we recorded a $9.1 million charge related to the elimination of approximately 200 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired during the year and a $1.9 million charge related to the elimination or consolidation of excess facilities.

For fiscal 2010, we recorded net restructuring and other charges of $18.7 million, which consisted primarily of $9.6 million related to the elimination of approximately 175 personnel across multiple functions within our company, including acquired entities, a $6.8 million write-off of previously capitalized patent defense costs as a result of unsuccessful litigation and $2.1 million of contract termination costs. Excluding the $6.8 million write-off of previously capitalized patent defense costs, restructuring charges increased for fiscal 2010, as compared to fiscal 2009, as a result of the adoption of the business combinations guidance in ASC 805. Under the previous accounting guidance, restructuring costs related to certain post-acquisition activities to integrate acquired companies were generally recorded at the date of acquisition, while the guidance in ASC 805 generally requires that these costs be recorded to the acquiring company’s statement of operations as the activities are undertaken.

For fiscal 2009, we recorded restructuring and other charges of $5.4 million, of which $5.3 million related to the elimination of approximately 220 personnel across multiple functions within our company.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gains (losses) from other non-operating activities. The following table shows other income (expense) in dollars and as a percentage of total revenue (dollars in millions):

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Interest income	$3.2	$1.2	$3.6	166.7%	(66.6)%
Interest expense	(36.7)	(41.0)	(47.3)	10.5%	13.3%
Other income, net	11.0	5.8	7.2	89.7%	(19.4)%

Total other income (expense), net	$(22.5)	$(34.0)	$(36.5)

As a percentage of total revenue	(1.7)%	(3.0)%	(3.8)%

Fiscal 2011 Compared to Fiscal 2010

The decrease in interest expense for fiscal 2011, as compared to fiscal 2010, was primarily driven by decreased interest costs as a result of lower rates on our outstanding variable rate borrowings. The increase in other income, net was primarily driven by a $9.3 million increase in gains on our security price guarantee derivatives. This was offset by a decrease in foreign exchange gains of $4.7 million resulting from our implementation of a hedging program in fiscal 2011 to reduce our exposure to changes in foreign currency exchange rates.

Fiscal 2010 Compared to Fiscal 2009

The change in other income, net for fiscal 2010, as compared to fiscal 2009, was primarily driven by changes in foreign exchange as a result of the U.S. dollar and British pound strengthening against the euro primarily in the first three quarters of fiscal 2010, offset by a one time gain taken in 2009 relating to the foreign currency contracts that were not designated as hedges in fiscal 2009. Interest income and interest expense were lower due to lower prevailing market rates.

(Benefit) provision for Income Taxes

The following table shows the provision for income taxes and the effective income tax rate (dollars in thousands):

				%%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Income tax (benefit) provision	$(8.2)	$18.0	$40.4	(145.6)%	(55.4)%

Effective income tax rate	(27.4)%	(1,693.3)%	192.3%

Fiscal 2011 Compared to Fiscal 2010

Our effective income tax rate was (27.4)% and (1,693.3)% for fiscal 2011 and 2010, respectively. The decrease in the tax provision from 2010 to 2011 was primarily related to a one-time tax benefit recorded in connection with the Equitrac acquisition for which a net deferred tax liability was recorded in purchase accounting, resulting in a release of our valuation allowance of $34.7 million and therefore a tax benefit during the year. The decrease in the tax provision was also due to a release of $10.6 million of our valuation allowance associated with the change in characterization of a previously acquired intangible asset from an indefinite life asset to a finite life asset during our fourth quarter of fiscal 2011. These deferred tax benefits were offset by a $21.4 million increase in our current income tax provision primarily driven by higher U.S. taxable income.

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

SEGMENT ANALYSIS

Prior to the fourth quarter of fiscal 2011, the Company operated in one reportable segment as the Chief Operating Decision Maker (“CODM”) regularly reviewed revenue data by market group, while reviewing gross margins, operating margins, and other measures of income or loss on a consolidated basis to manage the business, allocate resources and assess performance.

Effective in the fourth quarter of fiscal 2011, our CODM commenced regular reviews of the operating results including measures of profitability of each of our market groups; Healthcare, Mobile and Consumer, Enterprise and Imaging. As a result, we have changed our segment structure and identified our four customer-facing market groups as reportable segments as defined by ASC 280, Segment Reporting, based on the level of financial information now regularly reviewed by the CODM in allocating resources and assessing performance of each market group.

The Healthcare segment is primarily engaged in voice and language recognition for healthcare information management offered both by licensing and on-demand services. The Mobile and Consumer segment is primarily engaged in sales of voice and language solutions that are embedded in a device (such as a cell phone, car or tablet computer) or installed on a personal computer. Our Enterprise segment offers voice and language solutions by licensing as well as on-demand solutions hosted by us that are designed to help companies better support, understand and communicate with their customers. The Imaging segment sells document capture and print management solutions that are embedded in copiers and multi-function printers as well as packaged software for document management.

Segment revenues include revenue related to acquisitions, primarily from the fiscal 2010 eCopy transaction and the fiscal 2011 purchases of Equitrac and SVOX that would otherwise have been recognized but for the purchase accounting treatment of these transactions. Segment revenues also include revenue that we would have otherwise recognized had we not acquired intellectual property and other assets from the same customer during the same quarter. We include these revenues and the related cost of revenues to allow for more complete comparisons to the financial results of historical operations, forward-looking guidance and the financial results of peer companies and in assessing management performance. Segment profit reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings.

Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit represents income from operations excluding stock-based compensation, amortization of intangible assets, acquisition related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other income (expense), net and certain unallocated corporate expenses. Segment profit includes an adjustment for acquisition-related revenues and cost of revenues which includes revenue from acquisitions that would have otherwise been recognized but for the purchase accounting treatment of these transactions. We believe that these adjustments allow for more complete comparisons to the financial results of the historical operations.

				%	%
				Change	Change
	Fiscal	Fiscal	Fiscal	2011 vs	2010 vs
	2011	2010	2009	2010	2009

Segment Revenues(a)
Healthcare	$526.8	$449.2	$392.0	17.3%	14.6%
Mobile and Consumer	393.3	309.5	234.1	27.1%	32.2%
Enterprise	296.4	296.2	310.6	0.1%	(4.6)%
Imaging	177.4	140.7	73.6	26.1%	91.2%

Total segment revenues	$1,393.9	$1,195.6	$1,010.3	16.6%	18.3%
Less: acquisition related revenues	(75.2)	(76.7)	(59.9)	(2.0)%	27.8%

Total revenues	$1,318.7	$1,118.9	$950.4	17.9%	17.7%

Segment Profit(b)
Healthcare	$269.4	$227.4	$184.8	18.5%	23.1%
Mobile and Consumer	170.9	120.0	108.0	42.4%	11.1%
Enterprise	63.3	82.3	89.6	(23.1)%	(8.1)%
Imaging	69.1	55.6	29.8	24.3%	86.6%

Total segment profit	$572.7	$485.3	$412.2	18.0%	17.7%

a) Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. Segment revenues also include revenue that the business would have otherwise recognized had we not acquired intellectual property and other assets from the same customer. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

(b) Segment profit reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings. The costs of acquisition related revenue adjustments are included to allow for more complete comparisons of the historical operations.

Segment Revenue

Fiscal 2011 Compared to Fiscal 2010

•	Healthcare segment revenue increased by $77.6 million, primarily attributable to revenue growth in both licenses and on-demand solutions. On-demand revenue increased by $47.2 million due to increased transactional volume and product and licensing revenue increased by $20.5 million due to volume and continued strong demand of our Healthcare license offerings resulting in part from continued strength in Dragon Medical solutions.

•	Mobile and Consumer segment revenue increased by $83.8 million. Our product and licensing revenue grew $57.4 million primarily related to growth of $39.3 million in our embedded handset and automotive products and $18.1 million in our Dragon products. Our professional services and hosting revenue grew $24.5 million related to both the increased volume of transactions in our connected mobile services as well as professional services revenue to support the implementation of recent handset and automobile design wins.

•	Enterprise segment revenue remained flat from fiscal 2010 to fiscal 2011. Our product and licensing revenue grew $18.8 million and maintenance and support revenue grew $6.4 million resulting from the continued increase in global demand for our core speech solutions. These increases were offset by a decline of $25.0 million in our professional services and hosting revenue, primarily attributable to the decline in volume from one on-demand customer.

•	Imaging segment revenue increased by $36.7 million, primarily attributable to growth in sales from our MFP products, which includes the impact from our acquisition of Equitrac.

Fiscal 2010 Compared to Fiscal 2009

•	Healthcare segment revenue increased by $57.2 million, primarily attributable to revenue growth in licenses and on-demand solutions. On-demand revenue increased $25.5 million due to increased transactional volume and product and licensing revenue increased $20.7 million due to volume and continued strong demand of our Healthcare license offerings.

•	Mobile and Consumer segment revenue increased by $75.4 million, primarily driven by growth in product and licenses and hosting services for voicemail-to-text. Product and licensing revenue increased $37.7 million and hosting revenue increased $30.5 million.

•	Enterprise segment revenue decreased by $14.4 million mainly due to decline in volume from one on-demand customer.

•	Imaging segment revenue increased by $67.1 million, a result of contributions from our acquisitions of eCopy, Inc. and growth in our core imaging solutions. Product and licensing revenue increased $55.8 million.

Segment Profit

Fiscal 2011 Compared to Fiscal 2010

•	Healthcare segment profit in fiscal 2011 increased 18.5% over fiscal 2010, driven primarily by segment revenue growth of 17.3%. Segment profit increased by 0.5 percentage points as a result of operating expense leverage and a $5.9 million reimbursement under a new collaboration agreement signed during the period as discussed in Note 2 to the audited consolidated financial statements.

•	Mobile and Consumer segment profit in fiscal 2011 increased 42.4% over fiscal 2010, resulting in part from the 27.1% increase in segment revenue. Segment profit margin in fiscal 2011 improved 4.7 percentage points from 38.8% in fiscal 2010 to 43.5% in fiscal 2011. The segment profit margin improvements were driven primarily by embedded and mobile services gross margin improvements, and from leverage in research and development and selling and marketing expenses.

•	Enterprise segment profit in fiscal 2011 decreased 23.1% over fiscal 2010, while sales were essentially flat. Segment profit margin in fiscal 2011 declined 6.4 percentage points from 27.8% in fiscal 2010 to 21.4% in fiscal 2011. This decrease was driven by decreased volume and revenue from one on-demand customer resulting in a 3.8 percentage point decrease in segment profit and increased spending in research and development contributed to a 1.7 percentage point decrease in segment profit.

•	Imaging segment profit in fiscal 2011 increased 24.3% over fiscal 2010, driven primarily by the 26.1% increase in sales. Segment profit margin in fiscal 2011 remained relatively flat at 39.0% in fiscal 2011 compared to 39.5% in fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

•	Healthcare segment profit in fiscal 2010 increased 23.1% over fiscal 2009, driven primarily by segment revenue growth of 14.6%. Segment profit margin in fiscal 2010 improved 3.5 percentage points from 47.1% in fiscal 2009 to 50.6% in fiscal 2010, driven primarily by improvements in our services gross margin.

•	Mobile and Consumer segment profit in fiscal 2010 increased 11.1% over fiscal 2009, resulting in part from the 32.2% increase in segment revenue. Segment profit margin in fiscal 2010 decreased 7.3 percentage points from 46.1% in fiscal 2009 to 38.8% in fiscal 2010. The decrease was driven primarily by increased cost of professional and hosting revenue due to our acquisition of SpinVox in December 2009.

•	Enterprise segment profit in fiscal 2010 decreased 8.1% over fiscal 2009. Segment profit margin in fiscal 2010 declined 1.0 percentage points from 28.8% in fiscal 2009 to 27.8% in fiscal 2010. Increased sales and marketing expense contributed to the decrease in segment profit.

•	Imaging segment profit in fiscal 2010 increased 86.6% over fiscal 2009, driven primarily by the 91.2% increase in segment revenue. Segment profit margin in fiscal 2010 decreased 1.0 percentage point from 40.5% in fiscal 2009 to 39.5% in fiscal 2010. The decrease was driven primarily by increased costs related to our eCopy acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $447.2 million as of September 30, 2011, a decrease of $69.4 million as compared to $516.6 million as of September 30, 2010. Our working capital, which at September 30, 2011 included short-term marketable securities of $31.2 million, was $379.9 million compared to $459.2 million of working capital at September 30, 2010. Working capital at September 30, 2010 excluded $28.3 million of marketable securities that were classified as non-current. Cash and cash equivalents held by our international operations totaled $61.7 million and $40.5 million at September 30, 2011 and 2010, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these amounts, we do not believe that the withholding taxes payable as a result would have a material impact on our liquidity. As of September 30, 2011, our total accumulated deficit was $243.1 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions.

On October 6, 2011, we acquired Swype, Inc., a provider of software that allows users to type by sliding a finger or stylus from letter to letter, for approximately $77.5 million in cash, plus $25.0 million in contingent payments, due in eighteen months subject to certain conditions.

On October 24, 2011, we sold $690 million of 2.75% Convertible Debentures due November 1, 2031. Total proceeds, net of debt issuance costs of approximately $14.0 million, were $676.0 million. We used $200 million of the proceeds to repurchase 8.5 million shares of our common stock. Interest at 2.75% per year is payable in cash semiannually. We believe our current cash and cash equivalents and marketable securities, together with the proceeds of our recent convertible debt issuance are sufficient to meet our operating needs for at least the next twelve months.

Cash provided by operating activities

Fiscal 2011 Compared to Fiscal 2010

Cash provided by operating activities for fiscal 2011 was $357.4 million, an increase of $61.1 million, or 21%, as compared to cash provided by operating activities of $296.3 million for fiscal 2010. The increase was primarily driven by the following factors:

•	An increase of $90.0 million in cash flows resulting from an increase in net income, exclusive of non-cash adjustment items which include a one-time non-cash tax benefit adjustment of $34.7 million reducing the valuation allowance on deferred tax assets as a result of the Equitrac acqusition;

•	An increase in cash flows of $16.8 million from an overall increase in deferred revenue;

•	A decrease of $45.6 million in cash flows generated by changes in working capital excluding deferred revenue, primarily driven by an €18.0 million ($23.4 million equivalent) payment in fiscal 2011 for a fixed obligation assumed in connection with our acquisition of SpinVox and a $24.8 million decrease in cash flows due to changes in accounts receivable.

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

Cash used in investing activities

Fiscal 2011 compared to Fiscal 2010

Cash used in investing activities for fiscal 2011 was $425.9 million, an increase of $110.3 million, or 35%, as compared to cash used in investing activities of $315.6 million for fiscal 2010. The net increase was primarily driven by the following factors:

•	An increase in cash outflows of $198.6 million for acquisitions in fiscal 2011 as compared to fiscal 2010;

•	A decrease in net cash outflows of $34.4 million to purchase marketable securities net of proceeds; and

•	A decrease in cash outflows of $39.3 million related to restricted cash. During fiscal 2011, we received $17.2 million in cash upon satisfaction of the restriction of our restricted cash. During fiscal 2010, we used $22.1 million for an irrevocable standby letter of credit account for a fixed obligation in connection with our acquisition of SpinVox in 2010.

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

Cash provided by financing activities

Fiscal 2011 compared to Fiscal 2010

Cash provided by financing activities for fiscal 2011 was $6.0 million, a decrease of $3.9 million, or 39%, as compared to cash provided by financing activities of $9.9 million for fiscal 2010. The change was primarily driven by the following factors:

•	An increase of $16.5 million cash benefit resulting from excess tax benefits on employee equity awards;

•	An increase in cash outflows of $14.9 million to net share settle employee equity awards, due to an increase in the number of shares vested and an increase in the intrinsic value of the shares vested as a result of the overall increase in our stock price in fiscal 2011 as compared to fiscal 2010;

•	A decrease in cash inflows of $12.4 million from the sale of our common stock. During fiscal 2010, warrants to purchase 2.5 million of our shares were exercised, whereas we had no warrant activity in fiscal 2011; and

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

Credit Facilities and Debt

2.75% Convertible Debentures

We have $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) that were issued on August 13, 2007 in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined therein) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2010, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Credit Facility

We have a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Credit Facility”). In July 2011, we entered into agreements to amend and restate our existing Credit Facility. Of the approximately $638.5 million remaining term loan, lenders representing $493.2 million elected to extend the maturity date by three years to March 31, 2016. The remaining $145.3 million in term loans are due March 2013. In addition, lenders participating in the revolving credit facility have chosen to extend the maturity date by three years to March 31, 2015. As of September 30, 2011, $636.9 million remained outstanding under the term loans, there were $15.4 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2011, we were in compliance with the covenants under the Credit Facility.

Under terms of the amended Credit Agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings is as follows:

Description	Base Rate Margin	LIBOR Margin

Term loans maturing March 2013	0.75% - 1.50%(a)	1.75% - 2.50%(a)
Term loans maturing March 2016	2.00%	3.00%
Revolving facility due March 2015	1.25% - 2.25%(b)	2.25% - 3.25%(b)

(a)	The margin is determined based on our leverage ratio and credit rating at the date the interest rates are reset on the Term Loans.

(b)	The margin is determined based on our leverage ratio and credit rating at the date the interest rates are reset on the Revolving credit line.

At September 30, 2011 the applicable margins were 1.75%, with an effective rate of 1.98%, on the remaining balance of $145.0 maturing in March 2013 and 3.00%, with an effective rate of 3.23%, on the remaining balance of $492.0 maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2011, the commitment fee rate was 0.375%.

We capitalized debt issuance costs related to the Credit Facility and are amortizing the costs to interest expense using the effective interest rate method through March 2013 for costs associated with the unextended portion of the term loan, through March 2015 for costs associated with the revolving credit facility and March 2016 for the remainder of the balance. As of September 30, 2011 and 2010, the ending unamortized deferred financing fees were $5.8 million and $5.8 million, respectively, and are included in other assets in the accompanying consolidated balance sheet.

The Credit Facility amendment extended the payment terms on a portion of the loan. Principal is due in quarterly installments of 0.25% of the then outstanding balance through the original maturity date of March 2013 for $145.3 million, representing the portion of the loan that was not extended. Principal payments on the extended loan of $493.2 are due in quarterly installments of 0.25% of the then outstanding balance through March 2016, at which point the remaining balance becomes due. In addition, an annual excess cash flow sweep, as defined in the Credit Facility, is payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. We have not generated excess cash flows in any period and no additional payments are required. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that may be required to be repaid in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount

2012	$6,346
2013	148,385
2014	4,804
2015	4,756
2016	472,650

Total	$636,941

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

The 2027 Debentures provide the holders with the right to convert the debt to shares of our common stock under certain specified conditions, including triggers related to our share price. If the closing share price of our stock exceeds 120% of the initial conversion price of approximately $19.47 for the periods defined in the agreement, the holders have the right to convert the debentures. Our stock price has been trading above $23.00 per share for extended periods beginning in October 2011, and therefore it is possible that the holders of the 2027 Debentures will have the right to convert their holdings at some point during fiscal 2012. If the holders make this election, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. Given that the debentures are traded in a secondary market and the current market value of the 2027 Debentures exceeds the value that the holders would receive upon conversion, we believe that the holders may not have a significant economic incentive to exercise their conversion option prior to August 2014.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

The following table outlines our contractual payment obligations as of September 30, 2011 (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
			2013	2015
Contractual Obligations	Total	2012	and 2014	and 2016	Thereafter

Credit Facility(1)	$636.9	$6.3	$153.2	$477.4	$—
2.75% Convertible Senior Debentures(2)	250.0	—	250.0	—	—
Interest payable under Credit Facility(1)	74.3	18.7	32.6	23.0	—
Interest payable under 2.75% Convertible Senior Debentures(3)	20.7	6.9	13.8	—	—
Letter of Credit(4)	6.8	6.8	—	—	—
Lease obligations and other liabilities:
Operating leases	129.4	26.5	43.7	33.9	25.3
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions	1.6	1.3	0.3	—	—
Pension, minimum funding requirement(5)	4.5	1.8	2.7	—	—
Purchase Commitments(6)	4.9	4.9	—	—	—
Collaboration agreements(7)	54.3	23.4	28.4	2.5	—
Other long-term liabilities assumed(8)	21.0	12.5	5.0	3.5	—

Total contractual cash obligations	$1,204.4	$109.1	$529.7	$540.3	$25.3

(1)	Interest is due and payable monthly under the Credit Facility, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate as of September 30, 2011 related to the Credit Facility.

(2)	Holders of the 2.75% Senior Convertible Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022.

(3)	Interest is due and payable semi-annually under the 2.75% convertible senior debentures.

(4)	We have placed EUR 5.0 million ($6.8 million based on the September 30, 2011 exchange rate) in an irrevocable standby letter of credit account for payment of a fixed obligation assumed in connection with our acquisition of SpinVox.

(5)	Our U.K. pension plan has a minimum annual funding requirement of £859,900 (approximately $1.3 million based on the exchange rate at September 30, 2011) for each of the next 3 years, through fiscal 2014.

(6)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(7)	Payments under the research collaboration agreements are payable in cash or common stock at our option.

(8)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessor companies prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs related to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $21.0 million. As of September 30, 2011, we have sub-leased certain of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $8.3 million, which ranges from $1.5 million to $3.0 million on an annualized basis through 2016.

The gross liability for unrecognized tax benefits as of September 30, 2011 was $14.9 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

Contingent Liabilities and Commitments

In connection with certain of our acquisitions, we have agreed to make contingent cash payments to the former shareholders of certain of the acquired companies. The following represents the contingent cash payments that we may be required to make.

In connection with our acquisition of SNAPin Software, Inc. (“SNAPin”), we agreed to make a contingent earn-out payment of up to $45.0 million in cash to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. In April 2010, the Company and the former shareholders of SNAPin agreed on a final earn-out payment of $21.2 million and we issued 593,676 shares of our common stock, valued at $10.2 million, as our first payment under the earn-out agreement. The remaining balance of $11.0 million was paid in cash in October, 2011 and is included in short-term liabilities as of September 30, 2011.

In connection with our acquisition of Vocada, Inc. (“Vocada”), we agreed to make contingent earn-out payments of up to $21.0 million, payable in stock, or cash, solely at our discretion, upon the achievement of certain financial targets measured over defined periods through December 31, 2010. We have notified the former shareholders of Vocada that the financial targets for all periods were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. As of September 30, 2011, we have not recorded any obligation relative to these earn-out provisions.

Financial Instruments

We use financial instruments to manage our foreign exchange risk. We follow Financial Accounting Standards Board Accounting Standards Codification 815 (“ASC 815”), Derivatives and Hedging, for our derivative instruments.

We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. During fiscal 2011, we commenced a program that primarily utilizes foreign currency forward contracts to offset the risks associated with foreign currency denominated assets and liabilities. We established this program so that gains and losses from remeasurement or settlement of these assets and liabilities are offset by gains or losses on the foreign currency forward contracts thus mitigating the risks and volatility associated with our foreign currency transactions. Generally, we enter into contracts with terms of 90 days or less, and at September 30, 2011 we had outstanding contracts with a total notional value of $75.7 million.

From time to time we will enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to the third party, or from the third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as non-operating income (expense) with other income, net. During the year ended September 30, 2011 and 2010, we recorded $13.2 million and $4.0 million, respectively of gains associated with these contracts and received cash payments totaling $9.4 million and $7.3 million, respectively, upon to settlement of the agreements during the year.

Pension Plans

We assumed the assets and obligations related to certain defined benefit pension plans in connection with our acquisition of Dictaphone, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. These two pension plans are closed to new participants. These plans require periodic cash contributions. The Canadian plan is fully funded and expected to remain fully funded during fiscal 2012, without additional funding. In fiscal 2011, total cash funding for the UK pension plan was $1.4 million. For the UK pension plan, we have a minimum funding requirement of £859,900 (approximately $1.3 million based on the exchange rate at September 30, 2011) for each of the next three years, through fiscal 2014.

In connection with our acquisition of SVOX A.G. in June 2011, we assumed an additional defined benefit pension plan for employees in Switzerland. At the end of September, 2011, the plan benefit obligations exceed the plan assets by approximately $1.9 million. The plan requires periodic cash contributions, including participant contributions from active employees. Company contributions in fiscal 2012 are expected to be $0.5 million.

Off-Balance Sheet Arrangements

Through September 30, 2011, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

Business Combinations.  We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business acquisition date, including:

•	estimated fair values of intangible assets;

•	estimated fair market values of legal performance commitments to customers, assumed from the acquiree under existing contractual obligations (classified as deferred revenue) at the date of acquisition;

•	estimated fair market values of stock awards assumed from the acquiree that are included in the purchase price;

•	estimated fair market value of required payments under contingent consideration provisions;

•	estimated income tax assets and liabilities assumed from the acquiree; and

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

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

Goodwill, Intangible and Other Long-Lived Assets and Impairment Assessments.  We have significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant finite-lived tangible and intangible assets are customer relationships, licensed technology, patents and core technology, completed technology, fixed assets and trade names. All finite-lived intangible assets are amortized based upon patterns in which the economic benefits are expected to be utilized. The values of intangible assets determined in connection with a business combination, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of intangible and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Goodwill and indefinite-lived intangible assets are assessed for potential impairment at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors we consider important, which could trigger an impairment of such assets, include the following:

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

We test goodwill and intangible assets with indefinite lives for impairment annually in the fourth quarter, and between annual tests if indicators of potential impairment exist. The impairment test for goodwill and intangible assets with indefinite lives compares the fair value of identified reporting unit(s) to its (their) carrying amount to assess whether such assets are impaired. As a result of the change in our reportable segments in fiscal 2011, we now have seven reporting units based on the level of information provided to, and review thereof, by our management.

We determine fair values for each of the reporting units using an income approach. When available and appropriate, we also use a comparative market approach to derive the fair values. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 13% to 23%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparables is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment method based on relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. Goodwill was allocated to the new reporting units based on the relative fair value of the affected units at the date we implemented the new structure. Certain corporate assets that are not instrumental to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units were excluded from the reporting units’ carrying values.

Based on our assessments, we have not had any impairment charges during our history as a result of our impairment evaluation of goodwill. Significant adverse changes in our future revenues and/or adjusted EBITDA results, or significant degradation in the enterprise values of comparable companies within our segments, could result in the determination that all or a portion of our goodwill is impaired. However, as of our fiscal 2011 annual impairment assessment date, our estimated fair values of our reporting units significantly exceeded their carrying values.

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

Valuation allowances have been established for U.S. and certain foreign deferred tax assets, which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets created as a result of stock-based compensation or other equity transactions where prevailing guidance requires the change in valuation allowance to be traced forward. The recognition of the portion of the valuation allowance which relates to net deferred tax assets resulting from stock-based compensation or other qualifying equity transactions will be recorded as additional paid-in-capital.

We establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. Under the comprehensive model, when the minimum threshold for recognition is not met, no tax benefit can be recorded. When the minimum threshold for recognition is met, a tax position is recorded as the largest amount that is more than fifty percent likely of being realized upon ultimate settlement.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. ASU 2011-05 impacts disclosure only and therefore, is not expected to, have a material impact on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, to provide consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements (as defined in Note 12 of Notes to our Consolidated Financial Statements). ASU 2011-04 is effective for periods beginning after December 15, 2011. We are currently evaluating the impact on our fair value measures.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to provide guidelines for how pro forma disclosures are calculated. In addition, ASU 2010-29 expands the disclosure requirements and requires a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination and is effective for fiscal years beginning after December 15, 2010. ASU 2010-29 impacts disclosure only and therefore, did not, and is not expected to have a material impact on our financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010 and amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We do not believe that this will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (“ASU 2010-06”), which requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 12 of Notes to our Consolidated Financial Statements. ASU 2010-06 was effective for us for the interim reporting period beginning January 1, 2010, except for the provisions related to activity in Level 3 fair value measurements. Those provisions are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-06 impacts disclosure only and therefore, did not, and is not expected to, have a material impact on our financial statements.

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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2011 would not have a material impact on our revenue, operating results or cash flows in the coming year.

Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. At September 30, 2011, we have foreign currency contracts with a total notional value of approximately $0.5 million designated as cash flow hedges. These contracts all mature in October 2011. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $75.7 million at September 30, 2011. During fiscal 2011 and 2010, we recorded foreign exchange loss of ($1.1) million and a gain of $3.5 million, respectively. Based on the nature of the transaction for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.

At September 30, 2011, we held approximately $447.2 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio or results of operations.

At September 30, 2011, our total outstanding debt balance exposed to variable interest rates was $636.9 million. A hypothetical change in market rates would have a significant impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding variable rate debt would increase $6.4 million per annum.

Equity Price Risk

We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of September 30, 2011, we have security price guarantees outstanding for approximately 1.3 million shares of our common stock. A 10% change in our stock price during the next six months would not have a material impact on our statements of operations or cash flows.

Convertible Debentures

The fair value of our 2.75% convertible debentures due in 2027 is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair market value of the debentures will generally increase or decrease as the market price of our common stock changes. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. However, increases in the value of our common stock above $23.36 for a specified period of time may provide the holders of the debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement.

Our debentures trade in the financial markets, and the fair value at September 30, 2011 was $313.4 million, based on an average of the bid and ask prices for that day. This compares to a conversion value on September 30, 2011 of approximately $261.2 million. A 10% increase in the stock price over the September 30, 2011 closing price of $20.34 would have an estimated $19.7 million increase to the fair value and a $26.1 million increase to the conversion value of the debentures. Given the current trading value of the debentures, the greatest value to the holders of the debentures would be to sell their holding in the open market in order to maximize their return. Based on this, we believe that the holders may not have a significant economic incentive to convert prior to the first redemption date in August 2014.

Item 8.	Financial Statements and Supplementary Data

Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. at September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), and our report dated November 29, 2011 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited Nuance Communication Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nuance Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nuance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2011 and our report dated November 29, 2011 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 29, 2011

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2011	2010	2009
	(In thousands, except per share amounts)

Revenues:
Product and licensing	$607,358	$473,460	$373,367
Professional services and hosting	509,141	463,567	411,363
Maintenance and support	202,242	181,921	165,622

Total revenues	1,318,741	1,118,948	950,352

Cost of revenues:
Product and licensing	65,601	49,618	37,255
Professional services and hosting	341,055	280,725	254,777
Maintenance and support	38,057	31,269	29,129
Amortization of intangible assets	55,111	47,758	38,390

Total cost of revenues	499,824	409,370	359,551

Gross profit	818,917	709,578	590,801

Operating expenses:
Research and development	179,377	152,071	116,774
Sales and marketing	306,439	266,208	217,773
General and administrative	147,603	122,061	100,478
Amortization of intangible assets	88,219	87,819	76,978
Acquisition-related costs, net	21,866	30,611	15,703
Restructuring and other charges, net	22,862	17,891	5,520

Total operating expenses	766,366	676,661	533,226

Income from operations	52,551	32,917	57,575
Other income (expense):
Interest income	3,159	1,238	3,562
Interest expense	(36,703)	(40,993)	(47,288)
Other income, net	11,010	5,773	7,155

Income (loss) before income taxes	30,017	(1,065)	21,004
(Benefit) provision for income taxes	(8,221)	18,034	40,391

Net income (loss)	$38,238	$(19,099)	$(19,387)

Net income (loss) per share:
Basic	$0.13	$(0.07)	$(0.08)

Diluted	$0.12	$(0.07)	$(0.08)

Weighted average common shares outstanding:
Basic	302,277	287,412	253,644

Diluted	315,960	287,412	253,644

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2011	2010
	(In thousands, except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$447,224	$516,630
Restricted cash (Note 9)	6,799	24,503
Marketable securities	31,244	5,044
Accounts receivable, less allowances for doubtful accounts of $5,707 and $6,301	280,186	217,587
Acquired unbilled accounts receivable	670	7,412
Prepaid expenses and other current assets	88,804	70,466

Total current assets	854,927	841,642
Land, building and equipment, net	78,218	62,083
Marketable securities	—	28,322
Goodwill	2,347,880	2,077,943
Intangible assets, net	731,577	685,865
Other assets	82,691	73,844

Total assets	$4,095,293	$3,769,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$6,905	$7,764
Contingent and deferred acquisition payments	23,783	2,131
Accounts payable	82,703	78,616
Accrued expenses and other current liabilities	176,074	151,621
Deferred revenue	185,605	142,340

Total current liabilities	475,070	382,472
Long-term portion of debt and capital leases	853,020	851,014
Deferred revenue, net of current portion	90,382	76,598
Deferred tax liability	72,229	63,731
Other liabilities	111,221	98,688

Total liabilities	1,601,922	1,472,503

Commitments and contingencies (Notes 3, 5, and 18)
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 312,456 and 301,623 shares issued and 308,705 and 297,950 shares outstanding	312	302
Additional paid-in capital	2,745,931	2,581,901
Treasury stock, at cost (3,751 and 3,673 shares)	(16,788)	(16,788)
Accumulated other comprehensive income	2,402	8,505
Accumulated deficit	(243,117)	(281,355)

Total stockholders’ equity	2,493,371	2,297,196

Total liabilities and stockholders’ equity	$4,095,293	$3,769,699

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

								Accumulated
					Additional			Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity	Income (Loss)
	(In thousands)

Balance at October 1, 2008	3,562	4,631	232,592	232	1,712,993	3,222	(16,070)	12,739	(242,869)	1,471,656
Issuance of common stock under employee stock-based compensation plans			3,722	5	19,832					19,837
Issuance of restricted stock			2,945	3	(3)					—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(886)	(1)	(10,401)	15	(143)			(10,545)
Stock-based compensation					71,407					71,407
Excess tax benefit from share-based payment plans					733					733
Issuance of common stock in connection with financing, net of expenses			17,396	17	175,029					175,046
Issuance of common stock in connection with warrant exercises, net of issuance costs			4,575	5	20,520					20,525
Issuance of common stock in connection with business and asset acquisitions			19,196	19	268,669	475	(1)			268,687
Issuance of common stock to escrow agent in connection with acquisitions			1,107	1	(1)					—
Vested options for the purchase of common stock, assumed in connection with acquisitions					11,523					11,523
Payments for escrow, make-whole and earn-out settlements					38,691					38,691
Comprehensive loss:
Net loss									(19,387)	(19,387)	$(19,387)
Unrealized losses on cash flow hedge derivatives								(3,103)		(3,103)	(3,103)
Foreign currency translation adjustment								729		729	729
Unrealized losses on pensions								(2,798)		(2,798)	(2,798)

Comprehensive loss											$(24,559)

Balance at September 30, 2009	3,562	4,631	280,647	281	2,308,992	3,712	(16,214)	7,567	(262,256)	2,043,001
Issuance of common stock under employee stock-based compensation plans			4,402	4	29,506					29,510
Issuance of restricted stock			5,737	6	(6)					—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(1,635)	(2)	(25,973)	(39)	(574)			(26,549)
Stock-based compensation					100,139					100,139
Excess tax benefit from share-based payment plans					1,060					1,060
Issuance of common stock in connection with warrant exercises, net of issuance costs			2,509	3	12,347					12,350
Issuance of common stock in connection with business and asset acquisitions			6,845	7	106,329					106,336
Issuance of common stock in connection with collaboration agreements			2,524	2	39,298					39,300
Payments for escrow, make-whole and earn-out settlements			594	1	10,209					10,210
Comprehensive loss:
Net loss									(19,099)	(19,099)	$(19,099)
Unrealized gains on cash flow hedge derivatives								4,208		4,208	4,208
Unrealized gain on marketable securities								30		30	30
Foreign currency translation adjustment								(2,807)		(2,807)	(2,807)
Unrealized losses on pensions								(493)		(493)	(493)

Comprehensive loss											$(18,161)

Balance at September 30, 2010	3,562	4,631	301,623	302	2,581,901	3,673	(16,788)	8,505	(281,355)	2,297,196
Issuance of common stock under employee stock-based compensation plans			4,762	5	36,662					36,667
Issuance of restricted stock			6,290	6	(6)					—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(1,996)	(2)	(36,705)	78	—			(36,707)
Stock-based compensation					112,469					112,469
Excess tax benefit from share-based payment plans					17,520					17,520
Issuance of common stock in connection with business and asset acquisitions			486	—	10,000					10,000
Issuance of common stock in connection with collaboration agreements			1,274	1	23,399					23,400
Payments for escrow, make-whole and earn-out settlements			17	—	691					691
Comprehensive income:
Net income									38,238	38,238	$38,238
Unrealized losses on cash flow hedge derivatives								(210)		(210)	(210)
Unrealized losses on marketable securities								(42)		(42)	(42)
Foreign currency translation adjustment								(8,746)		(8,746)	(8,746)
Unrealized gains on pensions								2,895		2,895	2,895

Comprehensive income											$32,135

Balance at September 30, 2011	3,562	$4,631	312,456	$312	$2,745,931	3,751	$(16,788)	$2,402	$(243,117)	$2,493,371

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities
Net income (loss)	$38,238	$(19,099)	$(19,387)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	170,933	157,156	134,059
Stock-based compensation	147,296	100,139	71,407
Non-cash interest expense	12,510	12,955	12,492
Non-cash restructuring expense	11,725	6,833	—
Deferred tax (benefit) provision	(43,890)	3,742	25,718
Other	16,492	1,576	(6,083)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(25,530)	(773)	33,481
Prepaid expenses and other assets	(11,793)	(3,840)	(14,027)
Accounts payable	(8,193)	4,710	26,582
Accrued expenses and other liabilities	(6,775)	(6,760)	(5,007)
Deferred revenue	56,398	39,643	(546)

Net cash provided by operating activities	357,411	296,282	258,689

Cash flows from investing activities
Capital expenditures	(34,907)	(25,974)	(19,512)
Payments for acquisitions, net of cash acquired	(402,290)	(203,729)	(99,120)
Payment for equity investments	—	(14,970)	(159)
Purchases of marketable securities	(10,776)	(33,529)	—
Proceeds from sales and maturities of marketable securities	11,650	—	56
Payments for acquired technology	(6,715)	(15,300)	(65,875)
Change in restricted cash balances	17,184	(22,070)	—

Net cash used in investing activities	(425,854)	(315,572)	(184,610)

Cash flows from financing activities
Payments of debt and capital leases	(7,535)	(8,460)	(6,999)
Payments of debt issuance costs	(2,553)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	12,350	195,571
Payments on other long-term liabilities	(10,643)	(9,870)	(9,180)
Proceeds from settlement of share-based derivatives, net	9,414	7,306	—
Excess tax benefits on employee equity awards	17,520	1,060	733
Proceeds from issuance of common stock from employee stock plans	36,667	29,510	19,837
Cash used to net share settle employee equity awards	(36,908)	(22,016)	(10,546)

Net cash provided by financing activities	5,962	9,880	189,416

Effects of exchange rate changes on cash and cash equivalents	(6,925)	(998)	2,003

Net (decrease) increase in cash and cash equivalents	(69,406)	(10,408)	265,498
Cash and cash equivalents at beginning of year	516,630	527,038	261,540

Cash and cash equivalents at end of year	$447,224	$516,630	$527,038

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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

We leverage our global professional services organization and our extensive network of partners to design and deploy innovative solutions for businesses and organizations around the globe. We market and sell our products directly through a dedicated sales force, our e-commerce website and a global network of resellers, including system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors.

We have built a portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to expand our assets, geographic presence, distribution network and customer base through acquisitions of other businesses and technologies. Significant business acquisitions during fiscal 2011, 2010 and 2009 were as follows:

•	June 16, 2011 — SVOX A.G. (“SVOX”)

•	June 15, 2011 — Equitrac Corporation (“Equitrac”)

•	December 30, 2009 — SpinVox, Limited (“SpinVox”)

•	October 1, 2008 — SNAPin, Inc. (“SNAPin”)

The results of operations from the acquired businesses have been included in our consolidated financial statements from their respective acquisition dates. See Note 3 for additional disclosure related to each of these acquisitions.

As discussed in Note 22, we changed our segment reporting structure in the fourth quarter of fiscal 2011 to four reportable segments; Healthcare, Mobile and Consumer, Enterprise, and Imaging. Prior periods in these consolidated financial statements have been recast to reflect the new segment reporting structure.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments. The most important of these relate to revenue recognition; the allowances for doubtful accounts and sales returns; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for long-term facility obligations; the accounting for derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. We base our estimates on historical experience, market participant fair value considerations and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned domestic and foreign subsidiaries. Intercompany transactions and balances have been eliminated.

Reclassification

We reclassified certain items included within the statements of cash flows for the years ended September 30, 2010 and 2009 to conform with the current year presentation. The reclassifications include combining depreciation and amortization expense and combining the gain on foreign currency forward contracts with other to conform with current year presentation. Such reclassifications have no impact on earnings or cash flows provided by operations.

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

Effective October 1, 2010, we adopted the provisions in the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements that Include Software Elements (“ASU 2009-14”). The provisions of ASU 2009-13 apply to arrangements that are outside the scope of software revenue recognition guidance and amend Accounting Standards Codification (“ASC”) Topic 605 to (1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) require an entity to allocate revenue in an arrangement using the best estimated selling prices (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price; and (3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method. ASU 2009-14 modifies the scope of ASC Topic 985 to remove industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The adoption of these provisions did not have a material impact on our consolidated financial statements.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We record shipping and handling costs billed to customers as revenue with offsetting costs recorded as cost of revenue.

Deferred revenue at September 30, 2011 and 2010 were as follows (dollars in thousands):

	September 30,	September 30,
	2011	2010

Current Liabilities:
Deferred maintenance revenue	$101,480	$90,969
Unearned revenue	84,125	51,371

Total current deferred revenue	$185,605	$142,340

Long-term Liabilities:
Deferred maintenance revenue	$22,712	$12,902
Unearned revenue	67,670	63,696

Total long-term deferred revenue	$90,382	$76,598

The increase in the deferred maintenance revenue is primarily related to an increase in Imaging maintenance and support as well as an increase in Enterprise application maintenance. Unearned revenue increased as a result of set-up fees on new hosting arrangements as well as billings in excess of revenues earned on several large professional service implementation projects.

Business Combinations

We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of intangible assets;

•	estimated fair market values of legal performance commitments to customers, assumed from the acquiree under existing contractual obligations (classified as deferred revenue) at the date of acquisition;

•	estimated fair market values of stock awards assumed from the acquiree that are included in the purchase price;

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	estimated fair market value of required payments under contingent consideration provisions;

•	estimated income tax assets and liabilities assumed from the acquiree; and

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Our annual impairment assessment date is July 1 of each fiscal year. Goodwill is evaluated for impairment based on a comparison of the fair value of our reporting units to their recorded carrying values. In fiscal 2011, we changed our reportable segments, and as a result the underlying reporting units changed as well. We now have seven reporting units based on the level of information provided to, and review thereof, by our segment management. Goodwill was reallocated to the new reporting units based on the relative fair values of the reporting units at the date we implemented the change.

We determine fair values for each of the reporting units using an income approach. When available and appropriate, we also use a comparative market approach to derive the fair values. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 13% to 23%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publically traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities to the reporting units and an apportionment method based on relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. Certain corporate assets that are not instrumental to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units were excluded from the reporting units’ carrying values. Indefinite-lived intangibles are evaluated for impairment through comparison of the fair value of the assets to their net book value.

Long-Lived Assets

Our long-lived assets consist principally of acquired intangible assets and land, building and equipment. Land, building and equipment are stated at cost. Building and equipment are depreciated over their estimated useful lives.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leasehold improvements are depreciated over the shorter of the related lease term or the estimated useful life. Costs of significant improvements on existing software for internal use are capitalized and depreciated over the estimated useful life. Depreciation is computed using the straight-line method. Repair and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of sold or retired assets are removed from the accounts and any gain or loss is included in operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on hand, including money market funds and time deposits with original maturities of 90 days or less.

Marketable Securities and Minority Investments

Marketable Securities:  Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Marketable securities consist primarily of high-quality corporate debt instruments and have maturity dates ranging from February 2012 through June 2012. As of September 30, 2011, the total cost basis was $31.3 million.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended September 30, 2011, 2010 and 2009, the activity related to accounts receivable allowances was as follows (in thousands):

	Allowance for	Allowance for
	Doubtful Accounts	Sales Returns

Balance at October 1, 2008	6,925	6,363
Bad debt provision	1,823	—
Write-offs, net of recoveries	(1,915)	—
Revenue adjustments, net	—	(257)

Balance at September 30, 2009	6,833	6,106
Bad debt provisions	873	—
Write-offs, net of recoveries	(1,405)	—
Revenue adjustments, net	—	723

Balance at September 30, 2010	6,301	6,829
Bad debt provisions	1,332	—
Write-offs, net of recoveries	(1,926)	—
Revenue adjustments, net	—	(596)

Balance at September 30, 2011	$5,707	$6,233

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

Inventories, net of allowances, consisted of the following (dollars in thousands):

	September 30,	September 30,
	2011	2010

Components and parts	$6,279	$5,357
Inventory at customers	275	936
Finished products	4,797	2,308

	$11,351	$8,601

Inventory at customers reflects equipment related to in-process installations of solutions with customers. These contracts have not been recorded as revenue as of the balance sheet date, and therefore the related equipment is recorded in inventory until installation is complete.

Research and Development Costs

Internal costs relating to research and development incurred for new software products and enhancements to existing products are expensed as incurred.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Collaboration Agreements

Healthcare Collaboration Agreement

In June 2011, we entered into an agreement with a large healthcare provider to acquire certain data to be used in a joint development project in exchange for $10 million. In addition, under the terms of the arrangement we will be reimbursed for certain research and development costs related to specified product development projects with the objective of commercializing the resulting products. All intellectual property derived from these research and development efforts will be owned by us. Upon product introduction, we will pay royalties to this party based on the actual sales. At the end of five years, the party can elect to continue with the arrangement, receiving royalties on future sales, or receive a buy-out payment from us and forego future royalties. The buy-out payment is calculated based on a number of factors including the net cash flows received and paid by the parties, as well as a minimum return on those net cash flows.

As of the execution of the above arrangement, we have other arrangements where we have sold and will continue to sell our products and services to this party. As a result, under the guidance of ASC 605, Revenue Recognition, we are required to reduce the revenue recognized by the amount we pay to this customer, up to our historical revenue recorded from them. We have therefore reduced reported revenue by $10.0 million for the fiscal year ended September 30, 2011.

The above development arrangement will be accounted for in accordance with ASC 730, Research and Development. Accordingly, any buy-out obligation will be recorded as a liability and any reimbursement of the research and development costs in excess of the buy-out obligation will be recorded as an offset to research and development costs. Royalties paid to this party upon commercialization of any products from these development efforts will be recorded as a reduction to revenue in accordance with ASC 605. For fiscal year ended September 30, 2011, $5.9 million of expense reimbursement has been recorded as a reduction in research and development expense.

Intellectual Property Collaboration Agreements

In order to gain access to a third party’s extensive speech recognition technology, natural language and semantic process technology, in fiscal 2010 and 2011 we entered into three intellectual property collaboration agreements with terms up to six years. Generally, the agreements call for annual payments in cash or shares of our common stock, at our election. Payments are estimated to be $23.4 million, $23.4 million and $5 million in each of the next three years. Depending on the agreement, some or all intellectual property derived from these collaborations will be jointly owned by the two parties. For the majority of the developed intellectual property, we will have sole rights to commercialize such intellectual property for periods ranging between two to six years, depending on the agreement. The following is a summary of the payments made during fiscal 2010 and 2011 under these three agreements (dollars in thousands):

	Number of	Total Value
Payment Date	Shares Issued	of Shares

October 14, 2009	1,047,120	$16,000
March 31, 2010	145,897	$2,400
June 24, 2010	152,440	$2,500
September 28, 2010	1,178,732	$18,400
April 1, 2011	127,878	$2,500
June 25, 2011	123,275	$2,500
August 18, 2011	1,023,360	$18,400

The payments are recorded as a prepaid asset when made, and will be expensed ratably over the contractual period. For the years ended September 30, 2011 and 2010, we have recognized $19.8 million and $16.7 million as

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

research and development expense, respectively, related to these agreements in our consolidated statements of operations.

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

Capitalized Patent Defense Costs

We monitor the anticipated outcome of legal actions, and if we determine that the success of the defense of a patent is probable, and so long as we believe that the future economic benefit of the patent will be increased, we capitalize external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, we write-off any capitalized costs in the period the change is determined. Upon successful defense of the patent, the amounts previously capitalized are amortized over the remaining life of the patent. During fiscal 2010, we expensed $6.8 million of deferred costs included in restructuring and other charges, net as a result of unsuccessful litigation. As of September 30, 2011 and 2010, there are no capitalized patent defenses costs.

Acquisition-Related Costs, net

During the first quarter of fiscal 2010, we adopted the guidance in ASC 805, Business Combinations. ASC 805 supersedes the previous accounting guidance related to business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of and subsequent accounting for contingent consideration, the recognition of acquired in-process research and development, the accounting for acquisition-related restructurings, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The guidance is applied prospectively from the date of acquisition with a minor exception related to income tax contingencies from companies acquired prior to the adoption date. As a result of our adoption of the new guidance, we expensed $2.2 million in acquisition-related transaction costs which were capitalized as of September 30, 2009. These costs were recorded as expense within the “acquisition-related costs, net” line in the consolidated statement of operations.

Acquisition-related costs include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third-parties; professional service fees, including direct third-party costs of the transaction and post-acquisition legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. Previous to our adoption of ASC 805, direct transaction costs were included as a part of the consideration transferred and capitalized as goodwill. In addition, there were no items under the legacy business combination accounting guidance that were required to be re-measured to fair value on a recurring basis.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010	2009

Transition and integration costs	$3,361	$13,562	$4,698
Professional service fees	18,030	17,156	15,048
Acquisition-related adjustments	475	(107)	(4,043)

Total	$21,866	$30,611	$15,703

Advertising Costs

Advertising costs are expensed as incurred and are classified as sales and marketing expenses. Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. We incurred advertising costs of $30.6 million, $21.1 million and $15.8 million for fiscal 2011, 2010 and 2009, respectively.

Convertible Debt

We separately account for the liability (debt) and equity (conversion option) components of our convertible debt instruments that require or permit settlement in cash upon conversion in a manner that reflects our nonconvertible debt borrowing rate at the time of issuance. The equity components of our convertible debt instruments are recorded to stockholders’ equity with an offsetting debt discount. The debt discount created is amortized to interest expense in our consolidated statement of operations using the effective interest method over the expected term of the convertible debt.

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

Valuation allowances have been established for U.S. and certain foreign deferred tax assets, which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined. This benefit will exclude the recognition of the portion of the valuation allowance which relates to net deferred tax assets created as a result of stock-based compensation or other equity transactions where prevailing guidance requires the change in valuation allowance to be traced forward through stockholders’ equity and recorded as additional paid-in-capital.

We establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. Under the comprehensive model, when the minimum threshold for

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition is not met, no tax benefit can be recorded. When the minimum threshold for recognition is met, a tax position is recorded as the largest amount that is more than fifty percent likely of being realized upon ultimate settlement.

Comprehensive Income (Loss)

Total comprehensive income (loss), net of taxes, was approximately $32.1 million, $(18.2) million and $(24.6) million for fiscal 2011, 2010 and 2009, respectively. For the purposes of comprehensive income (loss) disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest undistributed earnings in our foreign subsidiaries permanently.

The components of accumulated other comprehensive income, reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), consisted of the following (dollars in thousands):

	2011	2010	2009

Foreign currency translation adjustment	$4,320	$13,067	$15,874
Unrealized gains (losses) on marketable securities	(12)	30	—
Net unrealized gains (losses) on cash flow hedge derivatives	20	230	(3,982)
Net unrealized losses on post-retirement benefits	(1,926)	(4,822)	(4,325)

Total	$2,402	$8,505	$7,567

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk principally consist of cash, cash equivalents, and trade accounts receivable. We place our cash and cash equivalents with financial institutions with high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit losses to-date. For trade accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. At September 30, 2011 and 2010, no customer accounted for greater than 10% of our net accounts receivable balance. No customer accounted for more than 10% of our revenue for fiscal 2011, 2010 or 2009.

Fair Value of Financial Instruments

Financial instruments including cash equivalents, marketable securities, accounts receivable, accounts payable, and derivative instruments, are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. Refer to Note 10 for discussion of the fair value of our long-term debt.

Foreign Currency Translation

We have significant foreign operations and transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in other income (expense), net, in the accompanying consolidated statements of operations. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into United States dollars using period-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction gains (losses) included in net income (loss) for fiscal 2011, 2010, and 2009 were $(1.1) million, $3.5 million, and $7.0 million, respectively.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. We allocate net income first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and restricted stock, shares held in escrow, contingently issuable shares under earn-out agreements once earned, warrants, and potential issuance of stock upon conversion of our 2.75% Convertible Debentures. The convertible debentures are considered Instrument C securities due to the fact that only the excess of the conversion value on the date of conversion can be paid in our common shares; the principal portion of the conversion must be paid in cash. Therefore, only the shares of common stock potentially issuable with respect to the excess of the conversion value over its principal amount, if any, is considered as dilutive potential common shares for purposes of calculating diluted net income per share. The conversion value for the convertible debentures was less than the principal amount for each of the years in the three year period ended September 30, 2011 and no shares were assumed to be issued for purposes of computing the diluted net income (loss) per share.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation for basic and diluted net income (loss) per share for the years ended September 30, 2011, 2010 and 2009 (dollars in thousands, except per share amounts):

	2011	2010	2009

Numerator:
Basic
Net income (loss)	$38,238	$(19,099)	$(19,387)
Allocation of undistributed earnings to preferred stockholders	(445)	—	—

Net income (loss) available to common stockholders — basic	$37,793	$(19,099)	$(19,387)
Diluted
Net income (loss) available to common stockholders — diluted	$38,238	$(19,099)	$(19,387)

Denominator:
Basic
Weighted average common shares outstanding	302,277	287,412	253,644

Diluted
Weighted average common shares outstanding — basic	302,277	287,412	253,644
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	3,562	—	—
Employee stock compensation plans	8,457	—	—
Warrants	1,499	—	—
Other contingently issuable shares	165	—	—

Weighted average common shares outstanding — diluted	315,960	287,412	253,644

Net income (loss) per share:
Basic	$0.13	$(0.07)	$(0.08)

Diluted	$0.12	$(0.07)	$(0.08)

Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 3.2 million shares, 20.7 million shares and 31.6 million shares for the years ended September 30, 2011, 2010 and 2009, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. ASU 2011-05 impacts disclosure only and therefore, is not expected to have a material impact on our financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, to provide consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements (as defined in Note 12). ASU 2011-04 is effective for periods beginning after December 15, 2011. We are currently evaluating the impact on our fair value measures.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to provide guidelines for how pro forma disclosures are calculated. In addition, ASU 2010-29 expands the disclosure requirements and requires a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination and is effective for fiscal years beginning after December 15, 2010. ASU 2010-29 impacts disclosure only and therefore, did not, and is not expected to, have a material impact on our financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010 and amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We do not believe that this will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (“ASU 2010-06”), which requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and transfers between Levels 1, 2 and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 12. ASU 2010-06 was effective for us for the interim reporting period beginning January 1, 2010, except for the provisions related to activity in Level 3 fair value measurements. Those provisions are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-06 impacts disclosure only and therefore, did not, and is not expected to, have a material impact on our financial statements.

3.	Business Acquisitions

2011 Acquisitions

Fiscal 2011 Acquisitions

On June 15, 2011, we acquired all of the outstanding capital stock of Equitrac, a leading provider of print management solutions, to expand the offerings of our Imaging segment, for cash consideration of approximately $162.0 million. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of Equitrac have been included in our results of operations from June 15, 2011.

On June 16, 2011, we acquired all of the outstanding capital stock of SVOX, a Swiss based seller of speech recognition, dialog, and text-to-speech software products for the automotive, mobile and consumer electronics industries in our Mobile and Consumer segment. Total purchase consideration was €87.0 million which consists of cash consideration of €57.0 million ($80.9 million based on the exchange rate as of the date of acquisition) and a deferred acquisition payment of €30.0 million ($43.0 million based on the exchange rate as of the date of acquisition). The deferred acquisition payment is payable in cash or shares of our common stock, at our option; €8.3 million of the deferred acquisition payment is due on June 16, 2012 and the remaining €21.7 million is due on December 31, 2012. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be deductible for tax purposes. The results of operations of SVOX have been included in our results of operations from June 16, 2011.

A summary of the preliminary allocation of the purchase consideration for Equitrac and SVOX is as follows (in thousands):

	Equitrac	SVOX

Total purchase consideration:
Cash	$161,950	$80,919
Deferred acquisition payment	—	42,990

Total purchase consideration	$161,950	$123,909

Allocation of the purchase consideration:
Cash	$115	$—
Accounts receivable(a)	10,724	3,506
Inventory	2,462	—
Goodwill	87,439	88,459
Identifiable intangible assets(b)	91,900	42,165
Other assets	10,883	2,728

Total assets acquired	203,523	136,858
Current liabilities	(3,262)	(9,664)
Deferred tax liability	(38,311)	(3,285)

Total liabilities assumed	(41,573)	(12,949)

Net assets acquired	$161,950	$123,909

(a)	Accounts receivable have been recorded at their estimated fair values, which consists of the gross accounts receivable assumed of $15.2 million, reduced by a fair value reserve of $1.0 million representing the portion of contractually owed accounts receivable which we do not expect to be collected.

(b)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	Equitrac		SVOX
		Weighted		Weighted
		Average		Average
	Amount	Life (Years)	Amount	Life (Years)

Customer relationships	$55,800	15.0	$35,612	13.4
Core and completed technology	22,000	7.0	6,268	5.0
Trade name	14,100	10.0	285	3.0

Total	$91,900		$42,165

Other Fiscal 2011 Acquisitions

During fiscal 2011, we acquired three additional businesses, primarily to expand our product offerings and enhance our technology base. The results of operations of these acquisitions have been included in our consolidated results from their respective acquisition dates. The total consideration for these acquisitions was $157.3 million, paid in cash. In allocating the total purchase consideration for these acquisitions based on estimated fair values, we preliminarily recorded $96.2 million of goodwill and $57.8 million of identifiable intangible assets. The allocations

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the purchase consideration are based upon preliminary valuations and our estimates and assumptions are subject to change. Intangible assets acquired included primarily customer relationships and core and completed technology with weighted average useful lives of 12.4 years. The acquisitions were stock acquisitions and the goodwill resulting from these transactions is not expected to be deductible for tax purposes.

2010 Acquisitions

Acquisition of SpinVox

On December 30, 2009, we acquired all of the outstanding capital stock of SpinVox, a UK-based privately-held company engaged in the business of providing voicemail-to-text services, which is included in our Mobile and Consumer segment. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of SpinVox have been included in our results of operations from January 1, 2010. The results of operations of SpinVox for the one day, December 31, 2009, of the fiscal first quarter during which SpinVox was a part of Nuance were excluded from our consolidated results for the year ended September 30, 2010 as such amounts for that one day were immaterial.

A summary of the final allocation of the purchase consideration is as follows (dollars in thousands):

Total purchase consideration:
Cash	$67,500
Common Stock(a)	36,352

Total purchase consideration	$103,852

Allocation of the purchase consideration:
Cash	$4,061
Accounts receivable(b)	12,419
Other assets	5,861
Property and equipment	1,585
Identifiable intangible assets	32,400
Goodwill	109,726

Total assets acquired	166,052
Current liabilities(c)	(61,148)
Deferred revenue	(1,052)

Total liabilities assumed	(62,200)

Net assets acquired	$103,852

(a)	Approximately 2.3 million shares of our common stock, valued at $15.81 per share based on the closing price of our common stock on the acquisition date, were issued at closing.

(b)	Accounts receivable have been recorded at their estimated fair value, which consists of the gross accounts receivable assumed of $15.3 million, reduced by a fair value reserve of $2.9 million representing the portion of contractually owed accounts receivable which we do not expect to be collected.

(c)	Current liabilities include a commitment of EUR 25.0 million ($36.0 million based on the December 31, 2009 exchange rate) fixed obligation, payable in cash.

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

Other Fiscal 2010 Acquisitions

During fiscal 2010, we acquired an additional seven businesses primarily to expand our product offerings and enhance our technology base. The results of operations of these companies have been included in our consolidated results from their respective acquisition dates. The total consideration for these acquisitions was $86.3 million, including the issuance of 1.2 million shares of our common stock valued at $21.8 million. In allocating the total purchase consideration for these acquisitions based on estimated fair values, we recorded $43.6 million of goodwill and $34.5 million of identifiable intangible assets. Intangible assets acquired included primarily core and completed technology and customer relationships with weighted average useful lives of 6.5 years. The acquisitions were primarily stock acquisitions and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.

2009 Acquisitions

Acquisition of SNAPin

On October 1, 2008, we acquired all of the outstanding capital stock of SNAPin, a developer of self-service software for mobile devices, to expand our Enterprise offerings. The goodwill resulting from this transaction is not expected to be deductible for tax purposes.

In connection with our acquisition of SNAPin, we agreed to make a contingent earn-out payment of up to $45.0 million to be paid, if at all, based on the business achieving certain performance targets that are measurable from the acquisition date to December 31, 2009. In April 2010, a final earn out amount of $21.2 million was agreed upon; we issued 593,676 shares of our common stock, valued at $10.2 million, as our first payment under the earn-out agreement. The remaining balance was paid in cash in October 2011 and is included in short-term liabilities as of September 30, 2011.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the final allocation of the purchase consideration is as follows (dollars in thousands):

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

Other Fiscal 2009 Acquisitions

During fiscal 2009, we acquired an additional six businesses primarily to expand our product offerings and enhance our technology base. The results of operations of these acquisitions are included in our consolidated results from their respective acquisition dates. The total consideration for these acquisitions was approximately $166.5 million. The gross purchase price consisted of the issuance of 6.4 million shares of our common stock valued at $80.9 million, $76.8 million in cash and $8.8 million for transaction costs. In allocating the total purchase consideration for these acquisitions based on estimated fair values, we have recorded $68.2 million of goodwill, $71.9 million of identifiable intangible assets, and $26.3 million in net assets (resulting primarily from cash assumed; acquired unbilled receivables, net of liabilities assumed including contingencies; deferred income taxes; and restructuring). We have assumed a $5.0 million tax contingency established for uncertain foreign tax positions relating to one of the acquisitions. Intangible assets acquired included primarily core and completed technology and customer relationships with weighted average useful lives of 9.5 years.

4.	Pro Forma Results (Unaudited)

The following table shows unaudited pro forma results of operations as if we had acquired SpinVox, Equitrac and SVOX on October 1, 2009 (dollars in thousands):

	2011	2010

Revenue	$1,374,774	$1,190,615
Net income (loss)	$2,425	$(56,734)
Net income (loss) per share	$0.01	$(0.20)

We have not furnished pro forma financial information relating to our other fiscal 2011 and 2010 acquisitions because such information is not material, individually or in the aggregate, to our financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

5.	Contingent Acquisition Payments

Contingent acquisition payment arrangements related to our acquisition of Snapin in 2009 are discussed above in Note 3. In addition, we remain a party to certain contingent consideration arrangements relative to acquisitions completed in other fiscal years. Those arrangements are discussed below.

Earn-out Payments

For business combinations occurring subsequent to the adoption of ASC 805 in fiscal 2010, the fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings in each

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting period. Contingent consideration related to acquisitions prior to our adoption of ASC 805 have been and will continue to be recorded as additional purchase price when the contingency is resolved and additional consideration is attributable.

In connection with an immaterial acquisition during fiscal 2010, we agreed to make contingent earn-out payments of up to $2.5 million, payable in stock, upon the achievement of certain financial targets for calendar year 2010 and 2011. At the acquisition date, we recorded $1.0 million as the fair value of the contingent consideration. For the years ended September 30, 2011 and 2010, we have recorded (expense) income of $(1.1) million and $0.3 million as fair value adjustments included in acquisition-related costs, net in our consolidated statement of operations. In September 2011, we paid $0.5 million in cash and stock to the former shareholders related to the calendar year 2010 earn-out.

In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. At September 30, 2011, we have not recorded any obligation relative to these earn-out provisions.

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

In connection with our acquisition of Phonetic Systems Ltd. (“Phonetic”) in February 2005, we agreed to make contingent earn-out payments of $35 million upon achievement of certain established financial and performance targets, in accordance with the merger agreement. In December 2009, we paid $11.3 million to the former shareholders of Phonetic in final settlement of the contingent earn-out provisions and recorded the amount paid as additional purchase price related to the Phonetic acquisition.

Escrow and Holdback Arrangements

In connection with certain of our acquisitions, we have placed either cash or shares of our common stock in escrow to satisfy any indemnification claims we may have. If no claims are made, the escrowed amounts will be released to the former shareholders of the acquired companies. Historically, in accordance with the previous accounting guidance in Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”), we could not make a determination, beyond a reasonable doubt, whether the escrow would become payable to the former shareholders of these companies until the escrow period had expired. Accordingly these amounts were treated as contingent purchase price until it was determined that the escrow was payable, at which time the escrowed amounts would be recorded as additional purchase price and allocated to goodwill. Under the revised accounting guidance of ASC 805, escrow payments are generally considered part of the initial purchase consideration and accounted for as goodwill.

During fiscal 2011, the last remaining escrowed amounts accounted for under previous accounting guidance expired. Payments totaling $5.2 million were released to former shareholders of X-Solutions Group B.V. and eCopy, Inc. and were recorded as an increase to goodwill during the period.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

Effective in the fourth quarter of fiscal 2011, we changed our reporting segments to four reportable segments. The changes in the carrying amount of goodwill for our four reportable segments for fiscal years 2011 and 2010 were as follows (dollars in thousands):

		Mobile and
	Healthcare	Consumer	Enterprise	Imaging	Total

Balance as of September 30, 2009	$613,973	$786,738	$442,701	$47,591	$1,891,003
Goodwill acquired	28,681	123,867	2,528	—	155,076
Escrow amounts released(1)	—	—	—	3,700	3,700
Purchase accounting adjustments(2)	(1,940)	(405)	19,509	12,947	30,111
Effect of foreign currency translation	(3,605)	690	1,182	(214)	(1,947)

Balance as of September 30, 2010	$637,109	$910,890	$465,920	$64,024	$2,077,943
Goodwill acquired	35,128	109,747	39,792	87,439	272,106
Escrow amounts released(1)	—	—	—	5,150	5,150
Purchase accounting adjustments	460	(1,646)	402	—	(784)
Effect of foreign currency translation	(48)	(576)	(5,874)	(37)	(6,535)

Balance as of September 30, 2011	$672,649	$1,018,415	$500,240	$156,576	$2,347,880

(1)	In accordance with the prior guidance in SFAS 141 discussed in Note 5 above, we recorded the release of escrow amounts upon the expiration of the escrow periods as additional purchase price and allocated to goodwill.

(2)	Goodwill adjustments for our Enterprise segment in fiscal 2010 included an $11.3 million increase related to the Phonetic earn-out payment and an $8.3 million increase related to the SNAPin earn-out liability upon determination of the final earn-out achievement. The goodwill adjustment for our Imaging segment in fiscal 2010 included a $13.1 million increase in goodwill due to the change in the fair value estimate of acquired intangible assets from our acquisition of eCopy in fiscal 2009.

Intangible assets consist of the following as of September 30, 2011 and 2010, which includes $130.3 million and $151.0 million of licensed technology, respectively (dollars in thousands):

	September 30, 2011
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life (Years)

Customer relationships	$727,284	$(302,979)	$424,305	8.7
Technology and patents	428,597	(167,838)	260,759	5.9
Trade names, trademarks, and other	68,560	(23,337)	45,223	9.6
Non-competition agreements	2,769	(1,479)	1,290	2.2

Total	$1,227,210	$(495,633)	$731,577	7.7

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2010
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life (Years)

Customer relationships	$597,672	$(231,079)	$366,593	7.0
Technology and patents	389,508	(124,607)	264,901	8.6
Trade names, trademarks, and other	38,798	(14,047)	24,751	4.4
Non-competition agreements	5,068	(3,248)	1,820	2.0

Subtotal	1,031,046	(372,981)	658,065	7.5
Trade name, indefinite life	27,800	—	27,800	n/a

Total	$1,058,846	$(372,981)	$685,865

In fiscal 2010 we purchased patents and licenses totaling $45 million, which is included with the technology and patents category. We made payments to third parties of both cash and shares of our common stock in connection with these acquisitions. A total of 2,180,600 shares of our common stock were issued subject to price guarantees as described further in Note 11. The weighted average useful life related to these acquired assets is 10 years.

In June 2009, we entered into a joint marketing and selling agreement with a third party and paid $7.0 million in consideration of the arrangement. We have capitalized the payment as an intangible asset, included in the trade names, trademarks, and other category above, and assigned a useful life of 3 years, commensurate with the legal term of the rights in the arrangement. In addition to the $7.0 million paid in June 2009, we issued 879,567 shares of our common stock valued at $13.0 million in December 2009 upon the third party meeting certain performance criteria under the agreement. The additional $13.0 million was capitalized in fiscal 2010 and classified in the same manner as the initial $7.0 million payment.

Amortization expense for acquired technology and patents is included in the cost of revenue from amortization of intangible assets in the accompanying statements of operations and amounted to $55.1 million, $47.8 million and $38.4 million in fiscal 2011, 2010 and 2009, respectively. Amortization expense for customer relationships, trade names, trademarks, and other, and non-competition agreements is included in operating expenses and amounted to $88.2 million, $87.8 million and $77.0 million in fiscal 2011, 2010 and 2009, respectively. Estimated amortization expense for each of the five succeeding years as of September 30, 2011, is as follows (dollars in thousands):

		Other
	Cost of	Operating
Year Ending September 30,	Revenue	Expenses	Total

2012	$55,311	$86,376	$141,687
2013	48,896	73,705	122,601
2014	39,631	64,201	103,832
2015	35,949	55,358	91,307
2016	29,693	45,996	75,689
Thereafter	51,279	145,182	196,461

Total	$260,759	$470,818	$731,577

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accounts Receivable

Accounts receivable, excluding acquired unbilled accounts receivable, consisted of the following (dollars in thousands):

	September 30,	September 30,
	2011	2010

Trade accounts receivable	$280,620	$214,861
Unbilled accounts receivable	11,506	15,856

Gross accounts receivable	292,126	230,717
Less — allowance for doubtful accounts	(5,707)	(6,301)
Less — allowance for sales returns	(6,233)	(6,829)

Accounts receivable, net	$280,186	$217,587

8.	Land, Building and Equipment, Net

Land, building and equipment, net at September 30, 2011 and 2010 were as follows (dollars in thousands):

		September 30,	September 30,
	Useful Life	2011	2010
	(In years)

Land	—	$2,400	$2,400
Building	30	5,432	5,363
Machinery and equipment	3-5	13,048	5,786
Computers, software and equipment	3-5	136,204	108,278
Leasehold improvements	2-7	19,315	15,659
Furniture and fixtures	5	12,540	10,759
Construction in progress	n/a	2,695	662

Subtotal		191,634	148,907
Less: accumulated depreciation		(113,416)	(86,824)

Land, building and equipment, net		$78,218	$62,083

Depreciation expense, associated with building and equipment, for fiscal 2011, 2010 and 2009 was $27.6 million, $21.6 million and $18.7 million, respectively.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	September 30,	September 30,
	2011	2010

Compensation	$97,929	$56,047
Sales and marketing incentives(a)	16,253	40,780
Professional fees	11,975	9,908
Sales and other taxes payable	9,876	5,211
Cost of revenue related liabilities	8,698	10,028
Accrued business combination costs	8,275	10,197
Acquisition costs and liabilities	8,414	4,970
Income taxes payable	4,240	4,357
Other	10,414	10,123

Total	$176,074	$151,621

(a)	The decrease in accrued sales and marketing incentives was driven by an €18.0 million ($23.4 million equivalent) payment in December 2010 for a fixed obligation assumed in connection with our acquisition of SpinVox. The related €18.0 million of restricted cash was placed in an irrevocable standby letter of credit account at the end of fiscal year 2010 and was released upon satisfaction of the liability in December 2010. At September 30, 2011, we have an additional €5.0 million ($6.8 million equivalent) of restricted cash that has been placed in an irrevocable standby letter of credit for a related liability.

10.	Credit Facilities and Debt

At September 30, 2011 and 2010, we had the following borrowing obligations (dollars in thousands):

	September 30,	September 30,
	2011	2010

2.75% Convertible Debentures due 2027, net of unamortized discount of $27.4 million and $36.3 million, respectively	$222,557	$213,654
Credit Facility	636,941	643,563
Obligations under capital leases and other	427	1,561

Total long-term debt	859,925	858,778
Less: current portion	6,905	7,764

Non-current portion of long-term debt	$853,020	$851,014

The estimated fair value of our long-term debt approximated $937.8 million and $902.2 million at September 30, 2011 and 2010, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The term loan portion of our Credit Facility is traded and the fair values are based upon traded prices as of the reporting dates. The fair values of the 2.75% Convertible Debentures due 2027 at each respective reporting date were estimated using the averages of the September 30, 2011 and September 30, 2010 bid and ask trading quotes. We had no outstanding balance on the revolving credit line portion of our Credit Facility. Our capital lease obligations and other debt are not traded and the fair values of these instruments are assumed to approximate their carrying values as of September 30, 2011 and September 30, 2010.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.75% Convertible Debentures due 2027

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. Total proceeds, net of debt discount of $7.5 million and deferred debt issuance costs of $1.1 million, were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. In accordance with ASC 470-20, Debt with Conversion and Other Options, the difference of $54.7 million between the fair value of the liability component of the 2027 Debentures and the net proceeds on the date of issuance have been recorded as additional paid-in-capital and as debt discount. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through August 2014. As of September 30, 2011 and 2010, the ending unamortized discount was $27.4 million and $36.3 million, respectively, and the ending unamortized deferred debt issuance costs were $0.3 million and $0.4 million, respectively. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2011, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Credit Facility

We entered into a credit facility which consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Credit Facility”). In July 2011, we entered into agreements to amend and restate our existing Credit Facility. Of the approximately $638.5 million remaining Term Loan, lenders representing $493.2 million elected to extend the maturity date by three years to March 31, 2016. The remaining $145.3 million in term loans are due March 2013. In addition, lenders participating in the revolving credit facility have chosen to extend the maturity date by three years to March 31, 2015. As of September 30, 2011,

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$636.9 million remained outstanding under the term loans, there were $15.4 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2011, we were in compliance with the covenants under the Credit Facility.

Under terms of the amended Credit Agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings is as follows:

Description	Base Rate Margin	LIBOR Margin

Term loans maturing March 2013	0.75% - 1.50%(a)	1.75% - 2.50%(a)
Term loans maturing March 2016	2.00%	3.00%
Revolving facility due March 2015	1.25% - 2.25%(b)	2.25% - 3.25%(b)

(a)	The margin is determined based on our leverage ratio and credit rating at the date the interest rates are reset on the Term Loans.

(b)	The margin is determined based on our leverage ratio and credit rating at the date the interest rates are reset on the revolving credit line.

At September 30, 2011 the applicable margins were 1.75%, with an effective rate of 1.98%, on the remaining balance of $145.0 million maturing in March 2013 and 3.00%, with an effective rate of 3.23%, on the remaining balance of $492.0 million maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2011, the commitment fee rate was 0.375%.

We capitalized debt issuance costs related to the Credit Facility and are amortizing the costs to interest expense using the effective interest rate method, through March 2013 for costs associated with the unextended portion of the term loan, through March 2015 for costs associated with the revolving credit facility and through March 2016 for the remainder of the balance. As of September 30, 2011 and 2010, the ending unamortized deferred financing fees were $5.8 million and $5.8 million, respectively, and are included in other assets in the accompanying consolidated balance sheet.

The Credit Facility amendment extended the payment terms on a portion of the loan. Principal is due in quarterly installments of 0.25% of the then outstanding balance through the original maturity date of March 2013 for $145.3 million, representing the portion of the loan that was not extended. Principal payments on the extended loan of $493.2 are due in quarterly installments of 0.25% of the then outstanding balance through March 2016, at which point the remaining balance becomes due. In addition, an annual excess cash flow sweep, as defined in the Credit Facility, is payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. We have not generated excess cash flows in any period and no additional payments are required. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that may be required to be repaid in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount

2012	$6,346
2013	148,385
2014	4,804
2015	4,756
2016	472,650

Total	$636,941

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

11.	Financial Instruments and Hedging Activities

Cash Flow Hedges

Forward Currency Contracts

We enter into foreign currency contracts to hedge the variability of cash flows in Canadian dollars (CAD) and Hungarian forints (HUF) which are designated as cash flow hedges. These contracts settle in October 2011. At September 30, 2011 and September 30, 2010, the notional value and the aggregate cumulative unrealized gains on the outstanding contracts were as follows (dollars in thousands):

			Aggregate Cumulative
	Notional Value		Unrealized Gains
	2011	2010	2011	2010

Canadian dollars	$375	$13,004	$9	$286
Hungarian forints	128	4,564	6	443

Total contracts designated as cash flow hedges	$503	$17,568	$15	$729

Other Derivatives not Designated as Hedges

Forward Currency Contracts

We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. During fiscal 2011, we commenced a program that primarily utilizes foreign currency forward contracts to offset these risks associated with the effect of certain foreign currency exposures. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign currency transactions. Generally, we enter into contracts for less than 90 days, and at September 30, 2011 we had outstanding contracts with a total notional value of $75.7 million.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other income, net in our consolidated statement of operations. During the year ended September 30, 2011, we recorded losses of $2.3 million associated with these contracts.

During fiscal 2010, we entered into a euro 18 million foreign currency contract to offset the foreign currency exposure on a fixed obligation assumed in connection with our acquisition of SpinVox in December 2009. The contract matured in December 2010 and the realized gain was recorded in other income, net and was offset by the corresponding realized loss on the settlement of the obligation.

During the three months ended December 31, 2008, we entered into foreign currency forward contracts to offset foreign currency exposure on the deferred acquisition payment of €44.3 million related to our acquisition of PSRS. The foreign currency contracts matured and were settled on October 22, 2009. The gain for the period from September 30, 2009 to settlement on October 22, 2009 was $1.6 million, which was offset in other income, net by the loss resulting from the corresponding change in the associated deferred acquisition payment liability.

Security Price Guarantees

From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other income, net. During the years ended September 30, 2011 and 2010, we recorded $13.2 million and $4.0 million, respectively of gains associated with these contracts and received net cash payments totaling $9.4 million and $7.3 million, respectively, upon the settlement of agreements during the year.

The following is a summary of the outstanding shares subject to security price guarantees at September 30, 2011 (dollars in thousands):

	Number of Shares		Total Value of Shares
Issue Date	Issued	Settlement Date	on Issue Date

April 1, 2011	127,878	October 1, 2011	$2,500
June 25, 2011	123,275	December 25, 2011	$2,500
August 18, 2011	1,023,360	February 18, 2012	$18,400

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a quantitative summary of the fair value of our hedged and non-hedged derivative instruments as of September 30, 2011 and September 30, 2010 (dollars in thousands):

		Fair Value
		September 30,	September 30,
Description	Balance Sheet Classification	2011	2010

Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$767
Foreign currency contracts	Accrued expenses and other current liabilities	(1,025)	—
Security Price Guarantees	Prepaid expenses and other current assets	2,781	—
Security Price Guarantees	Accrued expenses and other current liabilities	—	(982)

Net asset (liability) value of non-hedged derivative instruments		$1,756	$(215)

Derivatives Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$15	$729
Interest rate swaps	Accrued expenses and other current liabilities	—	(503)

Net asset value of hedged derivative instruments		$15	$226

The following tables summarize the activity of derivative instruments for the fiscal 2011 and 2010 (dollars in thousands):

Derivatives Not Designated as Hedges for the Fiscal Year Ended September 30

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income
	Recognized in Income	2011	2010

Foreign currency contracts	Other income (expense), net	$(2,332)	$767
Security price guarantees	Other income (expense), net	$13,230	$4,026

Derivatives Designated as Hedges for the Fiscal Year Ended September 30

	Amount of Gain (Loss)		Location and Amount of Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated OCI into Income (Effective Portion)
	2011	2010		2011	2010

Foreign currency contracts	$475	$734	Other income (expense), net	$1,189	$(5)
Interest rate swaps	$—	$3,479	Other income (expense), net	$(503)	$—

12.	Fair Value Measures

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

ASC 820, Fair Value Measures and Disclosures, establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and 2010 consisted of (dollars in thousands):

	September 30, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$258,001	$—	$—	$258,001
Time deposits(b)	—	49,832	—	49,832
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $31,256 at cost(b)	—	31,244	—	31,244
Foreign currency exchange contracts(b)	—	15	—	15
Security price guarantees(c)	—	2,781	—	2,781

Total assets at fair value	$259,001	$83,872	$—	$342,873

Liabilities:
Foreign currency exchange contracts(b)	—	1,025	—	1,025
Contingent earn-out(d)	—	—	1,358	1,358

Total liabilities at fair value	$—	$1,025	$1,358	$2,383

	September 30, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$470,845	$—	$—	$470,845
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $33,337 at cost(b)	—	33,366	—	33,366
Foreign currency exchange contracts(b)	—	1,496	—	1,496

Total assets at fair value	$471,845	$34,862	$—	$506,707

Liabilities:
Security price guarantees(c)	$—	$982	$—	$982
Interest rate swaps(e)	—	503	—	503
Contingent earn-out(d)	—	—	724	724

Total liabilities at fair value	$—	$1,485	$724	$2,209

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	The fair value of our time deposits, marketable securities and foreign currency exchange contracts is based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

(c)	The fair values of the security price guarantees are determined using a modified Black-Scholes model, derived from observable inputs such as US treasury interest rates, our common stock price, and the volatility of our common stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.

(d)	The fair value of our contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as our common stock price since the contingent consideration arrangement is payable in shares of our common stock. Refer to Note 5 for additional information.

(e)	The fair values of the interest rate swaps are estimated using discounted cash flow analyses that factor in observable market inputs such as LIBOR — based yield curves, forward rates, and credit spreads.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended September 30, 2011 and 2010 (dollars in thousands):

Amount

Balance as of October 1, 2009	$—
Earn-out liability established at time of acquisition	1,034
Charges (credits) to acquisition-related costs, net	(310)

Balance as of September 30, 2010	724
Payments	(455)
Charges (credits) to acquisition-related costs, net	1,089

Balance as of September 30, 2011	$1,358

Items Measured at Fair Value on a Nonrecurring Basis

In the fourth quarter of fiscal 2011, we performed our annual impairment test for our goodwill and indefinite lived intangible asset. Our indefinite-lived intangible asset is the Dictaphone trade name used in our Healthcare segment which was acquired in March 2006. A change in marketing strategy became effective in the fourth quarter of fiscal 2011 that will result in rebranding a number of our Healthcare offerings, and we will no longer be using the Dictaphone trade name for any new product offerings. This new marketing strategy caused us to update our revenue forecasts used in estimating the fair value of the trade name. Because the Dictaphone trade name will no longer be used for new product offerings, we adjusted the future revenues associated with the Dictaphone trade name in estimating the fair value of the asset. We calculated the fair value of the Dictaphone trade name using a discounted cash flow model based on the adjusted forecast for the existing customer base using the historical products that continue to use the existing trade name designation. In performing our analysis, we used assumptions that we believe a market participant would utilize in valuing the trade name. We determined the fair value of the Dictaphone trade name to be $16.1 million with an estimated remaining useful life of fifteen years and recorded an impairment of $11.7 million ($1.2 million, net of taxes) in restructuring and other charges, net.

13.	Accrued Business Combination Costs

We have, in connection with certain of our business combinations, incurred restructuring costs. Restructuring costs are typically comprised of severance costs, costs of consolidating duplicate facilities and contract termination costs. In accordance with our adoption of ASC 805 in fiscal 2010, restructuring expenses are recognized at the date of acquisition if such restructuring costs meet the recognition criteria in ASC 420, Exit or Disposal Cost Obligations. Prior to our adoption of ASC 805, restructuring expenses were recognized based upon plans that

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were committed to by management at the date of acquisition, but were generally subject to refinement during the purchase price allocation period (generally within one year of the acquisition date). In addition to plans resulting from the business combination, previous acquisitions have included companies which have established liabilities relating to lease exit costs as a result of their previous restructuring activities. Regardless of the origin of the lease exit costs, we are required to make assumptions relating to sublease terms, sublease rates and discount rates. We base our estimates and assumptions on the best information available at the time of the obligation having arisen. These estimates are reviewed and revised as facts and circumstances dictate, with any changes being recorded to goodwill (for acquisitions completed prior to October 2009) or restructuring and other charges, net. Changes in these estimates could have a material effect on the amount accrued on the balance sheet.

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

The activity for the years ended September 30, 2011, 2010 and 2009, relating to all facilities and personnel recorded in accrued business combination costs, is as follows (dollars in thousands):

	Facilities	Personnel	Total

Balance at October 1, 2008	$41,178	$—	$41,178
Charged to goodwill	2,689	6,391	9,080
Charged to restructuring and other charges, net	111	—	111
Charged to interest expense	1,677	—	1,677
Cash payments, net of sublease receipts	(11,104)	(3,894)	(14,998)

Balance at September 30, 2009	34,551	2,497	37,048
Charged to goodwill	(15)	(759)	(774)
Charged to restructuring and other charges, net	(769)	—	(769)
Charged to interest expense	1,241	—	1,241
Cash payments, net of sublease receipts	(11,137)	(1,579)	(12,716)

Balance at September 30, 2010	23,871	159	24,030
Charged to restructuring and other charges, net	12	(100)	(88)
Charged to interest expense	832	—	832
Cash payments, net of sublease receipts	(11,760)	(59)	(11,819)

Balance at September 30, 2011	$12,955	$—	$12,955

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	September 30,
	2011	2010

Reported as:
Current	$8,275	$10,197
Long-term	4,680	13,833

Total	$12,955	$24,030

14.	Restructuring and Other Charges, net

Fiscal 2011

For fiscal 2011, we recorded net restructuring and other charges of $23.0 million, which consisted primarily of an $11.7 million impairment charge related to our Dictaphone trade name resulting from a recent change in our Healthcare marketing strategy under which we plan to consolidate our brands and will no longer be using the Dictaphone trade name in our new product offerings. In addition, we recorded a $9.1 million charge related to the elimination of approximately 200 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired during the year and a $1.9 million charge related to the elimination or consolidation of excess facilities.

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

The following table sets forth the fiscal 2011, 2010 and 2009 accrual activity relating to restructuring and other charges (dollars in thousands):

	Personnel	Facilities	Other	Total

Balance at October 1, 2008	$366	$759	$1,393	$2,518
Restructuring and other charges, net	5,283	95	31	5,409
Cash payments	(5,042)	(544)	(1,396)	(6,982)

Balance at September 30, 2009	607	310	28	945
Restructuring and other charges, net	9,634	155	8,871	18,660
Non-cash adjustment	—	—	(6,833)	(6,833)
Cash payments	(8,403)	(182)	(2,066)	(10,651)

Balance at September 30, 2010	1,838	283	—	2,121
Restructuring and other charges, net	9,077	1,890	11,983	22,950
Non-cash adjustment	208	—	(11,890)	(11,682)
Cash payments	(6,002)	(1,233)	(93)	(7,328)

Balance at September 30, 2011	$5,121	$940	$—	$6,061

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring and other charges, net by segment are as follows (dollars in thousands):

	Personnel	Facilities	Other	Total

Fiscal Year 2009
Healthcare	$1,378	$—	$27	$1,405
Mobile and Consumer	1,142	—	—	1,142
Enterprise	1,799	—	—	1,799
Imaging	306	—	—	306
Corporate	658	95	4	757

Total fiscal year 2009	$5,283	$95	$31	$5,409

Fiscal Year 2010
Healthcare	$814	$—	$—	$814
Mobile and Consumer	5,307	—	2,038	7,345
Enterprise	1,794	—	—	1,794
Imaging	215	155	—	370
Corporate	1,504	—	6,833	8,337

Total fiscal year 2010	$9,634	$155	$8,871	$18,660

Fiscal 2011
Healthcare	$419	$—	$11,725	$12,144
Mobile and Consumer	5,091	—	—	5,091
Enterprise	1,867	1,304	—	3,171
Imaging	839	—	—	839
Corporate	861	586	258	1,705

Total fiscal year 2011	$9,077	$1,890	$11,983	$22,950

15.	Supplemental Cash Flow Information

Cash paid for Interest and Income Taxes:

	Year Ended September 30,
	2011	2010	2009
	(Dollars in thousands)

Interest paid	$23,034	$27,899	$33,857
Income taxes paid	$15,949	$14,215	$18,227

Non Cash Investing and Financing Activities:

During fiscal 2011, 2010 and 2009, we issued shares of our common stock in connection with several of our business and asset acquisitions, including shares initially held in escrow. Note 3 details the shares of our common stock, including per share prices thereof, issued in fiscal 2011, 2010, and 2009 to complete business acquisitions during those years. Note 6 details the same information with regard to our fiscal 2011 and 2010 intangible asset acquisitions. In addition, in connection with certain collaboration agreements we have issued shares of our common stock to our partners in satisfaction of our payment obligations under the terms of the agreements, which is discussed in Note 2.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. We have designated 100,000 shares as Series A Preferred Stock and 15,000,000 shares as Series B Preferred Stock. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), we issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, we announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis and has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if, declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. We have reserved 3,562,238 shares of our common stock for issuance upon conversion of the Series B Preferred Stock. Other than the 3,562,238 shares of Series B Preferred Stock that are issued and outstanding, there are no other shares of preferred stock issued or outstanding in fiscal 2011 or fiscal 2010.

Common Stock and Common Stock Warrants

Private Placements of Securities

We have, from time to time, entered into stock and warrant agreements with Warburg Pincus. In connection with these agreements, we granted Warburg Pincus the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to them under each of their purchase transactions, including shares of common stock underlying the warrants. The following table summarizes the warrant and stock activities with Warburg Pincus during the three year period ended September 30, 2011:

Warrants Exercised

	Exercise Price
Date	per Share	Total Shares	Proceeds Received
			(Dollars in thousands)

April 7, 2010	$4.94	2,500,000	$12,350
September 15, 2009	5.00	3,177,570	15,888
July 29, 2009	5.00	863,236	4,316
July 29, 2009	0.61	525,732	321

Common Stock Issued

Date	Price per Share	Total Shares	Proceeds Received
			(Dollars in thousands)

January 29, 2009	$10.06	17,395,626	$175,046

At September 30, 2011, Warburg Pincus holds the following warrants to purchase shares of our common stock:

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

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	2011	2010	2009

Cost of product and licensing	$36	$28	$11
Cost of professional services, subscription and hosting	27,814	11,043	9,889
Cost of maintenance and support	2,186	756	743
Research and development	24,289	9,381	9,840
Selling and marketing	43,264	38,152	27,057
General and administrative	49,707	40,779	23,867

	$147,296	$100,139	$71,407

Included in stock-based compensation for the year ended September 30, 2011 is $35.1 million of expense related to awards that will be made as part of the fiscal 2011 annual bonus plan to employees which is included in accrued expenses at September 30, 2011. The annual bonus pool is determined by management and approved by the Compensation Committee of the Board of Directors based on financial performance targets approved at the beginning of the year. If these targets are achieved, the awards will be settled in shares based on the total bonus earned and the grant date fair value of the shares awarded to each employee.

Stock Options

We have share-based award plans under which employees, officers and directors may be granted stock options to purchase our common stock, generally at fair market value. During fiscal 2009, 2010, and 2011, stock options have been primarily granted to senior management and officers of the Company. Our plans do not allow for options to be granted at below fair market value, nor can they be re-priced at any time. Options granted under plans adopted by the Company become exercisable over various periods, typically two to four years and have a maximum term of ten years. We have also assumed options and option plans in connection with certain of our acquisitions. These stock options are governed by the plans and agreements that they were originally issued under, but are now exercisable for shares of our common stock.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to stock options for the years ended September 30, 2011, 2010 and 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)

Outstanding at October 1, 2008	14,996,514	$7.47
Assumed from SNAPin	1,258,708	$3.48
Granted	1,092,000	$12.07
Exercised	(2,570,999)	$3.92
Forfeited	(987,399)	$15.44
Expired	(234,958)	$12.67

Outstanding at September 30, 2009	13,553,866	$7.48
Granted	1,200,000	$13.81
Exercised	(3,433,701)	$5.39
Forfeited	(350,884)	$13.65
Expired	(266,044)	$16.26

Outstanding at September 30, 2010	10,703,237	$8.44
Granted	1,000,000	$16.44
Exercised	(3,866,544)	$6.23
Forfeited	(90,813)	$12.75
Expired	(64,161)	$15.03

Outstanding at September 30, 2011	7,681,719	$10.48	3.5 years	$75.8 million

Exercisable at September 30, 2011	6,565,907	$9.54	3.1 years	$70.9 million

Exercisable at September 30, 2010	9,137,554

Exercisable at September 30, 2009	10,575,346

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the closing market value of our common stock on September 30, 2011 ($20.34) and the exercise price of the underlying options.

As of September 30, 2011, the total unamortized fair value of stock options was $3.9 million with a weighted average remaining recognition period of 1.0 year. A summary of weighted-average grant-date (including assumed options) fair value and intrinsic value of stock options exercised is as follows:

	2011	2010	2009

Weighted-average grant-date fair value per share	$6.13	$5.90	$8.00
Total intrinsic value of stock options exercised (in millions)	$53.0	$36.1	$21.0

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the stock options granted and unvested options assumed from acquisitions were calculated using the following weighted-average assumptions:

	2011	2010	2009

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	46.1%	50.9%	55.1%
Average risk-free interest rate	1.2%	2.4%	2.7%
Expected term (in years)	4.1	4.2	5.8

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

		Number of Shares
	Number of Shares	Underlying
	Underlying	Restricted Units —
	Restricted Units —	Time-Based
	Contingent Awards	Awards

Outstanding at October 1, 2008	2,414,524	6,857,524
Assumed in acquisition of SNAPin	—	299,446
Granted	1,292,617	5,392,361
Earned/released	(291,450)	(2,865,505)
Forfeited	(575,018)	(928,496)

Outstanding at September 30, 2009	2,840,673	8,755,330
Granted	1,698,743	4,693,440
Earned/released	(950,253)	(4,800,175)
Forfeited	(721,323)	(853,481)

Outstanding at September 30, 2010	2,867,840	7,795,114
Granted	1,779,905	5,167,589
Earned/released	(1,312,136)	(4,977,397)
Forfeited	(380,430)	(699,188)

Outstanding at September 30, 2011	2,955,179	7,286,118

Weighted average remaining contractual term of outstanding Restricted Units	1.1 years	1.3 years
Aggregate intrinsic value of outstanding Restricted Units(1)	$60.1 million	$148.3 million
Restricted Units vested and expected to vest	2,364,056	6,510,953
Weighted average remaining contractual term of Restricted Units vested and expected to vest	1.1 years	1.2 years
Aggregate intrinsic value of Restricted Units vested and expected to vest(1)	$48.1 million	$132.4 million

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of our common stock on September 30, 2011 ($20.34) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of September 30, 2011, unearned stock-based compensation expense related to all unvested Restricted Units is $124.7 million. Based on expectations of future performance vesting criteria, where applicable, the expense will be recognized over a weighted-average period of 1.7 years.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	2011	2010	2009

Weighted-average grant-date fair value per share	$18.74	$13.15	$11.39
Total intrinsic value of shares vested (in millions)	$116.0	$91.3	$33.3

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock is included in the issued and outstanding common stock in these financial statements at the date of grant. There were no new grants of restricted stock in fiscal 2011, 2010 or 2009 and all shares were fully vested at September 30, 2009. The table below summarizes activity relating to Restricted Stock for fiscal 2009:

Number of
	Shares	Weighted
	Underlying	Average Grant
	Restricted	Date Fair
	Stock	Value

Outstanding at October 30, 2008	625,070	$10.90
Vested	(625,070)	$10.90

Outstanding at September 30, 2009	—	$—

The purchase price for vested Restricted Stock is $0.001 per share. The total intrinsic value of the shares which vested in fiscal 2009 was $8.65 million.

In order to satisfy our employees’ withholding tax liability as a result of the vesting of Restricted Stock, we have historically repurchased shares upon the employees’ vesting. Similarly, in order to satisfy our employees’ withholding tax liability as a result of the release of our employees’ Restricted Units, including units released related to acquisitions, we have historically cancelled a portion of the common stock upon the release. In fiscal 2011, we withheld payroll taxes totaling $36.7 million relating to 2.0 million shares of common stock that were repurchased or cancelled. Based on our estimate of the Restricted Awards that will vest or be released in fiscal 2012, and further assuming that one-third of these Restricted Awards would be repurchased or cancelled to satisfy the employee’s withholding tax liability (such amount approximating the tax rate of our employees), we would have an obligation to pay cash relating to approximately 1.5 million shares during fiscal 2012.

1995 Employee Stock Purchase Plan

Our 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on January 29, 2010, authorizes the issuance of a maximum of 10,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Stock-based compensation expense for the employee stock purchase plan is recognized for the fair value benefit accorded to participating employees. At September 30, 2011, 3,701,294 shares were reserved for future issuance. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the Plan are as follows:

	2011	2010	2009

Weighted-average grant-date fair value per share	$4.63	$3.80	$3.49
Total shares issued (in millions)	0.9	1.0	1.2
Total stock-based compensation expense (in millions)	$3.7	$3.5	$3.7

The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed above relative to stock options:

	2011	2010	2009

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	35.7%	38.7%	62.1%
Average risk-free interest rate	0.1%	0.2%	0.3%
Expected term (in years)	0.5	0.5	0.5

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Commitments and Contingencies

Operating Leases

We have various operating leases for office space around the world. In connection with many of our acquisitions, we assumed facility lease obligations. Among these assumed obligations are lease payments related to office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 13). Additionally, certain of our lease obligations have been included in various restructuring charges (Note 14). The following table outlines our gross future minimum payments under all non-cancelable operating leases as of September 30, 2011 (dollars in thousands):

	Operating	Leases Under	Other Contractual
Year Ending September 30,	Leases	Restructuring	Obligations Assumed	Total

2012	$26,521	$1,313	$12,484	$40,318
2013	23,930	241	2,496	26,667
2014	19,813	52	2,499	22,364
2015	17,555	—	2,502	20,057
2016	16,349	—	1,037	17,386
Thereafter	25,321	—	—	25,321

Total	$129,489	$1,606	$21,018	$152,113

At September 30, 2011, we have subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms is $8.5 million and ranges from approximately $1.5 million to $3.2 million on an annual basis through February 2016.

Total rent expense charged to operations was approximately $23.5 million, $20.5 million and $19.6 million for the years ended September 30, 2011, 2010 and 2009, respectively.

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

Guarantees and Other

We include indemnification provisions in the contracts we enter into with customers and business partners. Generally, these provisions require us to defend claims arising out of our products’ infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct. The indemnity obligations generally cover damages, costs and attorneys’ fees arising out of such claims. In most, but not all cases, our total liability under such provisions is limited to either the value of the contract or a specified, agreed upon amount. In some cases our total liability under such provisions is unlimited. In many, but not all, cases, the term of the indemnity provision is perpetual. While the maximum potential amount of future payments we could be

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to make under all the indemnification provisions is unlimited, we believe the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.

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

19.	Pension and Other Post-Retirement Benefits

Defined Contribution Plan

We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective July 1, 2003, Company match of employee’s contributions was established. We match 50% of employee contributions up to 4% of eligible salary. Employees who were hired prior to April 1, 2004 were 100% vested into the plan as soon as they started to contribute to the plan. Employees hired on or after April 1, 2004, vest one-third of the contribution annually over a three-year period. Our contributions to the 401(k) Plan totaled $3.6 million, $3.3 million and $3.2 million for fiscal 2011, 2010 and 2009, respectively.

Defined Benefit Pension Plans

In accordance with the provisions set forth in ASC 715, Compensation — Retirement Benefits, we recognized the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of our postretirement benefit plans in the consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. These amounts in accumulated other comprehensive income (loss) will be subsequently recognized as net periodic pension expense.

We assumed the assets and obligations related to certain significant defined benefit pension plans in connection with our acquisition of Dictaphone, which provide certain retirement and death benefits for former Dictaphone employees located in the United Kingdom and Canada. These two pension plans are closed to new participants.

In connection with our acquisition of SVOX in June 2011, we assumed an additional defined benefit pension plan for employees in Switzerland. At the end of September, 2011, the plan benefit obligations exceed the plan assets by approximately $1.9 million. The plan requires periodic cash contributions, including participant contributions from active employees. Company contributions in fiscal 2012 are expected to be $0.5 million.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in fiscal 2011 and 2010 in the projected benefit obligation, plan assets and funded status of the defined benefit pension plans (dollars in thousands):

	Pension Benefits
	2011	2010

Change in Benefit Obligations:
Benefit obligation at beginning of period	$25,067	$22,850
Acquisitions	11,149	—
Service cost	294	5
Interest cost	1,343	1,222
Curtailment gain	(356)	—
Actuarial (gain)loss	(3,944)	1,933
Currency exchange rate changes	(738)	48
Benefits paid	(1,238)	(991)

Benefit obligation at end of period	31,577	25,067

Change in Plan Assets:
Fair value of plan assets, beginning of period	19,750	17,549
Acquisitions	9,062	—
Actual return on plan assets	14	2,194
Employer contributions	1,206	843
Employee contributions	128	—
Currency exchange rate changes	(669)	155
Benefits paid	(1,238)	(991)

Fair value of plan assets, end of period	28,253	19,750

Funded status at end of period	$(3,324)	$(5,317)

The amounts recognized in our consolidated balance sheets consisted of the following (dollars in thousands):

	Pension Benefits
	2011	2010

Other assets	$107	$506
Other liabilities	(3,431)	(5,823)

Net liability recognized	$(3,324)	$(5,317)

The amounts recognized in accumulated other comprehensive loss as of September 30, 2011 consisted of the following (dollars in thousands):

Pension Benefits

Actuarial loss recognized in accumulated other comprehensive loss	$2,602

The following represents the amounts included in accumulated other comprehensive loss on the consolidated balance sheet as of September 30, 2011 that we expect to recognize in earnings during fiscal 2012 (dollars in thousands):

Pension Expense

Actuarial loss	$95

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the table below are the amounts relating to our UK and Swiss pension plans, which have accumulated benefit obligations and projected benefit obligations in excess of plan assets (in thousands):

	Pension Benefits
	2011	2010

Aggregate projected benefit obligations	$28,525	$21,939
Aggregate accumulated benefit obligations	28,017	21,939
Aggregate fair value of plan assets	25,094	16,117

The components of net periodic benefit cost of the pension plans were as follows (dollars in thousands):

	Pension Benefits
	2011	2010

Service cost	$294	$5
Interest cost	1,343	1,222
Expected return on plan assets	(1,212)	(1,038)
Curtailment gain	(356)	—
Amortization of unrecognized loss	261	251

Net periodic pension cost	$330	$440

Plan Assumptions:

Weighted-average assumptions used in developing the net periodic benefit cost for the pension plans were as follows:

	Pension
	Benefits
	2011	2010

Discount rate	4.8%	5.5%
Average compensation increase	2.0%	N/A (1)
Expected rate of return on plan assets	5.5%	6.2%

(1)	Rate of compensation increase is not applicable as there were no active members in the 2010 plans.

The weighted average discount rate used in developing the benefit obligations was 4.4% and 5.0% at September 30, 2011 and 2010, respectively.

Asset Allocation and Investment Strategy:

The percentages of the fair value of pension plan assets actually allocated and targeted for allocation, by asset category, at September 30, 2011 and September 30, 2010, were as follows:

	Actual		Target
Asset Category	2011	2010	2011	2010

Equity securities	41%	54%	32%	40%
Debt securities	52%	46%	63%	60%
Real estate and other	7%	—	5%	—

Total	100%	100%	100%	100%

The plan administrators recently updated the asset allocation targets to reflect changes in the participant population and the expected period that future benefits will become payable. The investments held by the plans will

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be rebalanced during the next fiscal year to reflect this updated target allocation. The weighted average expected long-term rate of return for the plan assets is 5.5%. The expected long-term rate of return on plan assets is determined based on a variety of considerations, including established asset allocation targets and expectations for those asset classes, historical returns of the plans’ assets and other market considerations. We invest our pension assets with the objective of achieving a total rate of return, over the long term, sufficient to fund future pension obligations and to minimize future pension contribution requirements. All of the assets are invested in funds offered to institutional investors that are similar to mutual funds in that they provide diversification by holding various debt and equity securities.

The fair value of total pension plan assets by major category at September 30, 2011 is as follows:

September 30, 2011

Equity securities	$11,720
Debt securities	14,576
Real estate and other	1,957

Total pension assets	28,253

The assets are all invested in funds which are not quoted on any active market and are valued based on the underlying debt and equity investments and their individual prices at any given time, and thus are classified as Level 2 within the fair value hierarchy as defined in ASC 820 and described in Note 12.

Employer Contributions:

We expect to contribute $1.8 million to our pension plans in fiscal 2012. Included in this contribution is a minimum funding requirement associated with our UK pension which requires an annual minimum payment of £859,900 (approximately $1.3 million based on the exchange rate at September 30, 2011) for each year through fiscal 2014.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

Year Ending September 30,	Pension Benefits

2012	$2,544
2013	1,250
2014	1,266
2015	1,257
2016	1,248
Thereafter	6,692

Total	$14,257

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Income Taxes

The components of income (loss) before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2011	2010	2009

Domestic	$10,197	$(15,543)	$(1,549)
Foreign	19,820	14,478	22,553

Income (loss) before income taxes	$30,017	$(1,065)	$21,004

The components of the (benefit) provision for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2011	2010	2009

Current:
Federal	$11,846	$(1,634)	$1,119
State	6,810	2,484	5,439
Foreign	17,013	13,442	8,115

	35,669	14,292	14,673

Deferred:
Federal	(37,453)	7,052	14,952
State	(243)	942	12,740
Foreign	(6,194)	(4,252)	(1,974)

	(43,890)	3,742	25,718

(Benefit) provision for income taxes	$(8,221)	$18,034	$40,391

Effective income tax rate	(27.4)%	(1,693.3)%	192.3%

The benefit (provision) for income taxes differed from the amount computed by applying the federal statutory rate to our income (loss) before income taxes as follows (dollars in thousands):

	2011	2010	2009

Federal tax provision (benefit) at statutory rate	$10,506	$(373)	$7,351
State tax, net of federal benefit	4,182	3,059	7,137
State tax law enactment, net of federal benefit	—	—	11,241
Foreign tax rate and other foreign related tax items	2,831	(2,274)	(1,748)
Stock-based compensation	6,459	3,185	4,919
Non-deductible expenditures	10,965	509	2,487
Change in U.S. and foreign valuation allowance	(44,792)	10,217	6,320
Executive compensation	3,946	4,063	2,139
Other	(2,318)	(352)	545

(Benefit) provision for income taxes	$(8,221)	$18,034	$40,391

Included in fiscal 2011 benefit for income taxes is a decrease in the valuation allowance of $34.7 million related to a one-time tax benefit recorded in connection with the Equitrac acquisition for which a net deferred tax liability was recorded in purchase accounting. This released our valuation allowance resulting in the recognition of a tax benefit during fiscal 2011. Additionally, we have released a $10.6 million valuation allowance associated with

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a previously acquired intangible asset which has been changed from an indefinite life asset to a finite life asset during fiscal 2011.

Included in fiscal 2010 provision for income taxes is an increase in the valuation allowance of $7.0 million related to the unbenefited losses in the U.K. subsequent to the December 2009 acquisition of SpinVox. Additionally, tax benefits were recorded for the favorable settlements of a $1.1 million U.S. federal tax audit contingency related to our acquisition of eCopy and a $1.0 million state tax penalty contingency related to our acquisition of eScription. We also recorded a $1.1 million U.S. federal tax benefit related to certain tax loss carrybacks resulting from a tax law change and a $1.1 million tax benefit resulting from certain international research and development credits.

The cumulative amount of undistributed earnings of our foreign subsidiaries amounted to $96.1 million at September 30, 2011. We have not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings, as such earnings have been indefinitely reinvested in the business. An estimate of the tax consequences from the repatriation of these earnings is not practicable at this time resulting from the complexities of the utilization of foreign tax credits and other tax assets.

Deferred tax assets (liabilities) consist of the following at September 30, 2011 and 2010 (dollars in thousands):

	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$258,179	$268,882
Federal and state credit carryforwards	10,727	22,768
Capitalized research and development costs	22,910	23,673
Accrued expenses and other reserves	48,882	55,385
Deferred revenue	38,294	25,090
Deferred compensation	35,968	18,952
Other	6,365	6,205

Total deferred tax assets	421,325	420,955
Valuation allowance for deferred tax assets	(274,807)	(297,513)

Net deferred tax assets	146,518	123,442
Deferred tax liabilities:
Depreciation	(11,610)	(1,900)
Convertible debt	(12,000)	(12,120)
Acquired intangibles	(189,138)	(170,022)

Net deferred tax liabilities	$(66,230)	$(60,600)

Reported as:
Long-term deferred tax assets(a)	$5,999	$3,131
Long-term deferred tax liability(b)	(72,229)	(63,731)

Net deferred tax liabilities	$(66,230)	$(60,600)

(a)	Included in other assets in the consolidated balance sheets.

(b)	Included in deferred tax liability in the consolidated balance sheets.

As of September 30, 2011, our valuation allowance for U.S. net deferred tax assets totaled $164.8 million, which consists of $186.2 million in beginning allowance, plus an increase of $23.4 million to the valuation allowance due to increases in deferred tax assets during fiscal 2011 and a net decrease to the valuation allowance of $44.8 million as a result of increase in the deferred tax liabilities as the company acquired intangibles through

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various acquisitions and the release of $10.6 million valuation allowance associated with a previously acquired intangible asset which has been changed from an indefinite life asset to a finite life asset during fiscal 2011. As of September 30, 2011, our valuation allowance for foreign deferred tax assets totaled $110.0 million, which consists of $111.3 million in beginning allowance and a $1.3 million decrease due to decreases in net deferred tax assets in fiscal 2011.

At September 30, 2011 and 2010, we had U.S. federal net operating loss carryforwards of $499.6 million and $579.1 million, respectively, of which $148.0 million and $210.0 million, respectively, relate to tax deductions from stock-based compensation which will be recorded as additional paid-in-capital when realized. At September 30, 2011 and 2010, we had state net operating loss carryforwards of $191.6 million and $203.5 million, respectively. The net operating loss and credit carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state tax provisions. At September 30, 2011 and 2010, we had foreign net operating loss carryforwards of $447.0 million and $427.0 million, respectively. These carryforwards will expire at various dates beginning in 2012 and extending through 2029, if not utilized.

At September 30, 2011 and 2010, we had federal research and development carryforwards of $17.7 million and $15.2 million, respectively. At September 30, 2011 and 2010, we had state research and development credit carryforwards of $6.4 million and $5.9 million, respectively.

Uncertain Tax Positions

In accordance with the provisions of ASC 740-10, Income Taxes, we establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. Under the comprehensive model, reserves are established when we have determined that it is more likely than not that a tax position will or will not be sustained and at the greatest amount for which the result is more likely than not.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	September 30,
	2011	2010

Balance, beginning of year	$12,819	$12,148
Increases for tax positions taken during current period	1,268	362
Increases for interest and penalty charges	848	798
Increases for acquisitions	—	969
Decreases for tax settlements	—	(1,458)

Balance, at end of year	$14,935	$12,819

As of September 30, 2011, $14.9 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate.

We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes and had accrued $2.5 million of such interest and penalties as of September 30, 2011.

We are subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. The federal, state and foreign tax returns are generally subject to tax examinations for the tax years ended in 2007 through 2011.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Subsequent events

Convertible Debt Issuance and Share Repurchase

On October 24, 2011, we sold $690 million of 2.75% Convertible Debentures due November 1, 2031 (the “2031 Debentures”) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. Total proceeds, net of debt issuance costs of approximately $14.0 million, were $676.0 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semiannually.

ASC 470-20, Debt with Conversion and Other Options, requires us to allocate the proceeds to the liability component based on the fair value determined at the issuance date. We estimate that approximately $534 million will be allocated to long-term debt, and $156 million will be recorded as additional paid-in capital.

We used $200 million of the proceeds received from the 2031 Debentures to repurchase 8,514,120 shares of our common stock on October 24, 2011. The additional proceeds will be used for potential acquisitions and other strategic transactions, and general corporate purposes including working capital and capital expenditures.

Acquisition

On October 6, 2011, we acquired Swype, Inc., a provider of software that allows users to type by sliding a finger or stylus from letter to letter, for approximately $77.5 million in cash, plus $25.0 million in contingent payments, due in eighteen months subject to certain conditions.

22.	Segment and Geographic Information and Significant Customers

We follow the provisions of ASC 280, Segment Reporting, which established standards for reporting information about operating segments. ASC 280 also established standards for disclosures about products, services and geographic areas. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker (“CODM”) is the Chief Executive Officer of the Company.

Prior to the fourth quarter of fiscal 2011, the Company operated in one reportable segment as the CODM regularly reviewed revenue data by market group, while reviewing gross margins, operating margins, and other measures of income or loss on a consolidated basis to manage the business, allocate resources and assess performance.

Effective in the fourth quarter of fiscal 2011, our CODM commenced regular reviews of the operating results including measures of profitability of each of our market groups; Healthcare, Mobile and Consumer, Enterprise and Imaging. As a result, we have changed our segment structure and identified our four customer-facing market groups as reportable segments as defined by ASC 280-50-1 based on the level of financial information now regularly reviewed by the CODM in allocating resources and assessing performance of each market group. The change in our reportable segments does not have any impact on our consolidated balance sheets, statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows.

The Healthcare segment is primarily engaged in voice and language recognition for healthcare information management offered both by licensing and on-demand. The Mobile and Consumer segment is primarily engaged in sales of voice and language solutions that are embedded in a device (such as a cell phone, car or tablet computer) or installed on a personal computer. Our Enterprise segment offers voice and language solutions by licensing as well as on-demand solutions hosted by us that are designed to help companies better support, understand and communicate with their customers. The Imaging segment sells document capture and print management solutions that are embedded in copiers and multi-function printers as well as packaged software for document management.

Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit represents income from operations excluding stock-based compensation, amortization of intangible

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, acquisition related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other income (expense), net and certain unallocated corporate expenses. Segment profit includes an adjustment for acquisition-related revenue and cost of revenue which includes revenue from acquisitions that would have otherwise been recognized but for the purchase accounting treatment of these transactions. We believe that these adjustments allow for more complete comparisons to the financial results of the historical operations.

We do not track our assets by operating segment. Consequently, it is not practical to show assets by operating segment nor depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to income (loss) before income taxes (dollars in thousands):

	Year Ended September 30,
	2011	2010	2009

Segment revenues(a):
Healthcare	$526,804	$449,270	$392,038
Mobile and Consumer	393,343	309,480	234,137.
Enterprise	296,373	296,170	310,558
Imaging	177,418	140,750	73,579

Total segment revenues	1,393,938	1,195,670	1,010,312
Acquisition related revenue	(75,197)	(76,722)	(59,960)

Total consolidated revenue	1,318,741	1,118,948	950,352

Segment profit(b):
Healthcare	269,357	227,417	184,843
Mobile and Consumer	170,918	120,022	107,983
Enterprise	63,276	82,266	89,570
Imaging	69,116	55,641	29,811

Total segment profit	572,667	485,346	412,207

Corporate expenses and other, net	(100,288)	(88,035)	(88,219)
Acquisition-related revenues and costs of revenue adjustment	(64,724)	(63,447)	(58,415)
Non-cash stock based compensation	(147,296)	(100,139)	(71,407)
Amortization of intangible assets	(143,330)	(135,577)	(115,368)
Acquisition-related costs, net	(21,866)	(30,611)	(15,703)
Restructuring and other charges, net	(22,862)	(17,891)	(5,520)
Costs associated with IP collaboration agreements	(19,750)	(16,729)	—
Other income (expense), net	(22,534)	(33,982)	(36,571)

Income (loss) before income taxes	$30,017	$(1,065)	$21,004

a)	Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. Segment revenues also include revenue that the business would have otherwise recognized had we not acquired intellectual property and other assets from the same customer. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Segment profit reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings. The costs of acquisition related revenue adjustments are included to allow for more complete comparisons of the historical operations.

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	2011	2010	2009

United States	$963,688	$802,049	$706,858
International	355,053	316,899	243,494

Total	$1,318,741	$1,118,948	$950,352

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (dollars in thousands):

	September 30,	September 30,
	2011	2010

United States	$2,431,038	$2,479,952
International	809,328	448,105

Total	$3,240,366	$2,928,057

23.	Quarterly Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2011
Total revenue	$303,829	$318,962	$328,909	$367,041	$1,318,741
Gross margin	$186,907	$193,789	$207,865	$230,356	$818,917
Net income (loss)	$(9)	$1,735	$41,621	$(5,109)	$38,238
Net income (loss) per share:
Basic	$(0.00)	$0.01	$0.14	$(0.02)	$0.13
Diluted	$(0.00)	$0.01	$0.13	$(0.02)	$0.12
Weighted average common shares outstanding:
Basic	298,633	300,937	303,100	306,541	302,277
Diluted	298,633	314,756	317,802	306,541	315,960

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2010
Total revenue	$262,977	$273,005	$273,203	$309,763	$1,118,948
Gross margin	$169,382	$169,405	$171,425	$199,366	$709,578
Net income (loss)	$(4,278)	$(15,396)	$(1,530)	$2,105	$(19,099)
Net income (loss) per share:
Basic	$(0.02)	$(0.05)	$(0.01)	$0.01	$(0.07)
Diluted	$(0.02)	$(0.05)	$(0.01)	$0.01	$(0.07)
Weighted average common shares outstanding:
Basic	279,068	284,994	291,610	293,971	287,412
Diluted	279,068	284,994	291,610	307,382	287,412

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2011, utilizing the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2011 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 29, 2011	/s/ Paul A. Ricci Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 29, 2011	/s/ Thomas L. Beaudoin Thomas L. Beaudoin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 29, 2011	/s/ Daniel D. Tempesta Daniel D. Tempesta, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Date: November 29, 2011	/s/ Robert J. Frankenberg Robert J. Frankenberg, Director

Date: November 29, 2011	/s/ Patrick T. Hackett Patrick T. Hackett, Director

Date: November 29, 2011	/s/ William H. Janeway William H. Janeway, Director

Date: November 29, 2011	/s/ Mark R. Laret Mark R. Laret, Director

Date: November 29, 2011	/s/ Katharine A. Martin Katharine A. Martin, Director

Date: November 29, 2011	/s/ Mark Myers Mark Myers, Director

Date: November 29, 2011	/s/ Philip Quigley Philip Quigley, Director

Date: November 29, 2011	/s/ Robert G. Teresi Robert G. Teresi, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Agreement for the acquisition of the entire issued share capital of SpinVox Limited, the substitution of Foxtrot Acquisition Limited as the issuer of a debt instrument issued by SpinVox Limited, and the release and cancellation of such debt instrument in consideration of shares in Foxtrot Acquisition Limited dated December 29, 2009	8-K	0-27038	2.1	1/5/2010
2.2	Agreement for the acquisition of shares in Foxtrot Acquisition Limited and the payment of certain sums to the Mezzanine Lenders and other parties dated December 29, 2009	8-K	0-27038	2.2	1/5/2010
2.3	Share Purchase Agreement, dated as of June 6, 2011, by and among Nuance, Ruetli Holding Corporation, the shareholders of SVOX and smac partners GmbH, as the shareholder representative.	10-Q	0-27038	2.1	8/9/2011
2.4	Agreement and Plan of Merger, dated as of May 10, 2011, by and among Nuance, Ellipse Acquisition Corporation, Equitrac Corporation, U.S. Bank National Association, as escrow agent, and Cornerstone Equity Investors, LLC, as the stockholder representative.	10-Q	0-27038	2.2	8/9/2011
2.5	Agreement and Plan of Merger by and among Nuance Communications, Inc., SpeakEasy Acquisition Corporation, SpeakEasy Acquisition LLC, SNAPin Software, Inc., Thomas S. Huseby as Stockholder Representative and U.S. Bank National Association, as Escrow Agent, dated as of August 13, 2008.	8-K	0-27038	2.1	10/3/2008
2.6	Amendment effective as of September 24, 2008, by and among Nuance Communications, Inc., SpeakEasy Acquisition Corporation, SpeakEasy Acquisition LLC, SNAPin Software, Inc., Thomas S. Huseby as Stockholder Representative and U.S. Bank National Association, as Escrow Agent.	8-K	0-27038	2.2	10/3/2008
2.7	Share Purchase Agreement dated August 12, 2011 by and between Nuance Communications, Inc. and Telecom Italia					X
2.8	Agreement and Plan of Merger dated as of October 6, 2011, by and among Nuance Communications, Inc., Sonic Acquisition Corporation, Swype, Inc., and Adrian Smith, as shareholder representative.	8-K	0-27038	2.1	10/7/2011
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.3	Common Stock Purchase Warrants, dated March 15, 2004, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., Warburg Pincus Netherlands Private Equity VIII II C.V., and Warburg Pincus Germany Private Equity VIII K.G.	10-Q	0-27038	4.3	5/10/2004
4.4	Common Stock Purchase Warrants, dated May 9, 2005, issued to Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I C.V., and Warburg Pincus Germany Private Equity VIII K.G.	S-4	333-125496	4.11	6/3/2005
4.5	Indenture, dated as of August 13, 2007, between Nuance Communications, Inc. and U.S. Bank National Association, as Trustee (including form of 2.75% Convertible Subordinated Debentures due 2027).	8-K	0-27038	4.1	8/17/2007
4.6	Purchase Agreement, dated as of April 7, 2008 by and among Nuance Communications, Inc. and the Purchasers identified on Exhibit A (Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII, C.V.I., WP-WP VIII Investors, L.P.).	8-K	0-27038	2.2	4/11/2008
4.7	Purchase Agreement, dated as of January 13, 2009, by and among Nuance Communications, Inc. and the Purchasers identified on Exhibit A (Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.).	8-K	0-27038	2.1	1/16/2009
4.8	Third Amended and Restated Stockholders Agreement, dated as of January 29, 2009, by and among Nuance Communications, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, and WP-WPVIII Investors, L.P., Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.	10-Q	0-27038	4.1	2/9/2009

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

4.9	Indenture, dated as of October 24, 2011, by and between Nuance Communications, Inc. and U.S. Bank National Association	8-K	0-27038	4.1	10/24/2011
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci.*	S-8	333-49656	4.3	11/9/2000
10.3	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan.*	S-8	333-33464	10.4	3/29/2000
10.4	1993 Incentive Stock Option Plan, as amended.*	S-1	333-100647	10.17	10/21/2002
10.5	1995 Employee Stock Purchase Plan, as amended and restated on April 27, 2000.*	14A	0-27038	Annex D	4/13/2004
10.6	Amended and Restated 1995 Directors’ Stock Option Plan, as amended.*	14A	0-27038	10.2	3/17/2005
10.7	1997 Employee Stock Option Plan, as amended.*	S-1	333-100647	10.19	10/21/2002
10.8	1998 Stock Option Plan.*	S-8	333-74343	99.1	3/12/1999
10.9	Amended and Restated 2000 Stock Option Plan.*	14A	0-27038	10.1	3/17/2005
10.10	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.11	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.12	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.13	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.14	Nuance Communications, Inc. 1998 Stock Plan.*	S-8	333-128396	4.3	9/16/2005
10.15	Nuance Communications, Inc. 1994 Flexible Stock Incentive Plan.*	S-8	333-128396	4.4	9/16/2005
10.16	Form of Restricted Stock Purchase Agreement.*	10-K/A	0-27038	10.17	12/15/2006
10.17	Form of Restricted Stock Unit Purchase Agreement.*	10-K/A	0-27038	10.18	12/15/2006
10.18	Form of Stock Option Agreement.*	10-K/A	0-27038	10.19	12/15/2006
10.19	2005 Severance Benefit Plan for Executive Officers.*	10-Q	0-27038	10.1	5/10/2005
10.20	Officer Short-term Disability Plan.*	10-Q	0-27038	10.2	5/10/2005
10.21	Technology Transfer and License Agreement, dated as of January 30, 2003, between Koninklijke Philips Electronics N.V. and the Registrant.	S-1/A	333-100647	10.30	2/7/2003

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.24	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters.*	10-Q	0-27038	10.2	8/9/2004
10.25	Increase Joinder, dated as of August 24, 2007, by and among Nuance Communications, Inc. and the other parties identified therein, to the Amended and Restated Senior Secured Credit Facility dated as of April 5, 2007.	8-K	0-27038	10.1	8/30/2007
10.26	Amended and Restated 2000 Stock Plan.	8-K	0-27038	10.1	1/12/2011
10.27	Letter, dated June 3, 2008, from the Registrant to Thomas L. Beaudoin regarding certain employment matters.	10-K	0-27038	10.39	12/1/2008
10.28	Amended and Restated Employment Agreement, dated as of December 29, 2008, by and between Nuance Communications, Inc. and Paul Ricci.*	10-Q	0-27038	10.1	2/9/2009
10.29	Amended and Restated Stock Plan.*	8-K	0-27038	99.1	2/5/2009
10.30	Amended and Restated Employment Agreement, dated as of June 23, 2009, by and between Nuance Communications, Inc. and Paul Ricci.*	8-K	0-27038	99.1	6/26/2009
10.31	Letter, dated March 29, 2010, to Janet Dillione regarding certain employment matters.	10-Q	0-27038	10.1	8/9/2010
10.32	Letter, dated September 9, 2010, to Bruce Bowden regarding certain employment matters.*	10-Q	0-27038	10.1	2/9/2011
10.33	Amended and Restated 2000 Stock Plan, as amended.*	10-Q	0-27038	10.2	2/9/2011

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.34	Amendment Agreement, dated as of July 7, 2011, among Nuance Communications, the Lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, Citigroup Global Markets Inc. as sole lead arranger and sole book runner and the other parties thereto from time to time to the Credit Agreement.	10-Q	0-27038	10.1	7/7/2011
10.35	Amended and Restated Credit Agreement, dated as of July 7, 2011 among Nuance, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC and Banc Of America Securities LLC as co-arrangers, and Citigroup Global Markets Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC as joint bookrunners.	10-Q	02-7308	10.2	7/7/2011
10.36	Letter dated March 14, 2011 to Bill Nelson regarding certain employment matters.*	10-Q	02-7308	10.1	8/9/2011
14.1	Registrant’s Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101	The following materials from Nuance Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.					X

*	Denotes management compensatory plan or arrangement