Form 10-Q
period 2011-12-31
Nuance Communications, Inc.
filed 2012-02-09
CIK 1002517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27038

NUANCE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3156479
(State or Other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Wayside Road Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(781) 565-5000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, outstanding as of January 31, 2012, was 308,204,812.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Product and licensing	$164,734	$133,856
Professional services and hosting	139,582	122,820
Maintenance and support	56,327	47,153

Total revenues	360,643	303,829

Cost of revenues:
Product and licensing	18,764	17,146
Professional services and hosting	90,154	78,212
Maintenance and support	11,020	8,273
Amortization of intangible assets	14,934	13,291

Total cost of revenues	134,872	116,922

Gross profit	225,771	186,907

Operating expenses:
Research and development	52,054	41,381
Sales and marketing	90,397	78,344
General and administrative	31,315	31,182
Amortization of intangible assets	23,203	22,677
Acquisition-related costs, net	14,611	3,001
Restructuring and other charges, net	2,864	2,051

Total operating expenses	214,444	178,636

Income from operations	11,327	8,271
Other income (expense):
Interest income	593	827
Interest expense	(17,720)	(9,227)
Other income, net	5,731	6,141

(Loss) income before income taxes	(69)	6,012
(Benefit) provision for income taxes	(9,409)	6,021

Net income (loss)	$9,340	$(9)

Net income (loss) per share:
Basic	$0.03	$(0.00)

Diluted	$0.03	$(0.00)

Weighted average common shares outstanding:
Basic	304,011	298,633

Diluted	320,536	298,633

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$873,586	$447,224
Restricted cash (Note 9)	—	6,799
Marketable securities	10,226	31,244
Accounts receivable, less allowances for doubtful accounts of $5,427 and $5,707	305,053	280,856
Prepaid expenses and other current assets	88,261	88,804

Total current assets	1,277,126	854,927
Land, building and equipment, net	97,760	78,218
Goodwill	2,398,972	2,347,880
Intangible assets, net	721,917	731,577
Other assets	112,321	82,691

Total assets	$4,608,096	$4,095,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$6,549	$6,905
Redeemable convertible debentures	224,834	—
Contingent and deferred acquisition payments	13,182	23,783
Accounts payable	94,712	82,703
Accrued expenses and other current liabilities	140,409	176,074
Deferred revenue	193,332	185,605

Total current liabilities	673,018	475,070
Long-term portion of debt and capital leases	1,166,612	853,020
Deferred revenue, net of current portion	106,086	90,382
Deferred tax liability	71,467	72,229
Other liabilities	124,864	111,221

Total liabilities	2,142,047	1,601,922

Commitments and contingencies (Notes 5 and 17)
Equity component of currently redeemable convertible debentures (Note 12)	25,166	—

Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 307,820 and 312,456 shares issued and 304,069 and 308,705 shares outstanding	308	312
Additional paid-in capital	2,824,041	2,745,931
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive (loss) income	(12,359)	2,402
Accumulated deficit	(358,950)	(243,117)

Total stockholders’ equity	2,440,883	2,493,371

Total liabilities and stockholders’ equity	$4,608,096	$4,095,293

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$9,340	$(9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,835	42,517
Stock-based compensation	32,787	32,098
Non-cash interest expense	7,699	3,192
Deferred tax (benefit) provision	(12,720)	104
Other	583	(20)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(23,931)	(13,273)
Prepaid expenses and other assets	1,074	(4,996)
Accounts payable	10,757	(1,530)
Accrued expenses and other liabilities	(6,852)	(17,190)
Deferred revenue	24,961	22,443

Net cash provided by operating activities	89,533	63,336

Cash flows from investing activities:
Capital expenditures	(25,658)	(8,893)
Payments for business and technology acquisitions, net of cash acquired	(111,785)	(13,310)
Purchases of marketable securities	—	(10,776)
Proceeds from sales and maturities of marketable securities	20,759	6,650
Change in restricted cash balances	6,747	17,184

Net cash used in investing activities	(109,937)	(9,145)

Cash flows from financing activities:
Payments of debt and capital leases	(1,787)	(2,069)
Proceeds from issuance of convertible debt, net of issuance costs	676,622	—
Payments for repurchases of common stock	(199,997)	—
Proceeds from (payments for) settlement of share-based derivatives	348	(972)
Payments of other long-term liabilities	(2,649)	(2,589)
Excess tax benefits on employee equity awards	—	3,662
Proceeds from issuance of common stock from employee stock plans	7,234	4,350
Cash used to net share settle employee equity awards	(33,001)	(18,403)

Net cash provided by (used in) financing activities	446,770	(16,021)

Effects of exchange rate changes on cash and cash equivalents	(4)	(411)

Net increase in cash and cash equivalents	426,362	37,759
Cash and cash equivalents at beginning of period	447,224	516,630

Cash and cash equivalents at end of period	$873,586	$554,389

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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

Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with GAAP has been omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Interim results are not necessarily indicative of the results that may be expected for a full year.

2.	Summary of Significant Accounting Policies

We have made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There have been no significant changes to the new accounting pronouncements that were disclosed in our Annual Report.

Certain prior year balances have been reclassified to conform to the current period’s presentation. Such reclassifications did not affect total assets, total liabilities, total revenues, operating income or net income.

3.	Comprehensive Loss

The components of comprehensive loss are as follows (dollars in thousands):

	Three Months Ended December 31,
	2011	2010
Net income (loss)	$9,340	$(9)
Other comprehensive income (loss):
Foreign currency translation losses, net	(14,805)	(1,671)
Unrealized gains on cash flow hedge derivatives, net	—	507
Unrealized losses on marketable securities, net	(2)	(79)
Recognition of pension loss amortization	46	41

Net comprehensive loss adjustments	(14,761)	(1,202)

Comprehensive loss	$(5,421)	$(1,211)

4.	Business Acquisitions

Fiscal 2012 Acquisition

Acquisition of Swype

On October 6, 2011, we acquired all of the outstanding capital stock of Swype, Inc. (“Swype”), a provider of software that allows users to type by sliding a finger or stylus from letter to letter, which will be reported in our Mobile and Consumer segment. Total consideration for the purchase was approximately $102.5 million, of which $77.5 million was paid in cash at the closing and the remaining $25.0 million (the “Contingent Consideration”) is payable on the eighteen-month anniversary of the closing. The Contingent Consideration is subject to certain adjustments and conditions, including the requirement that certain key executives not terminate their employment with Nuance or have their employment terminated for certain reasons. The goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of Swype have been included in our results of operations from the acquisition date.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the preliminary allocation of the purchase consideration for Swype is as follows (dollars in thousands):

Total purchase consideration:
Cash	$77,500
Fair value of contingent consideration	16,444

Total purchase consideration	$93,944

Allocation of the purchase consideration:
Cash	$6,741
Accounts receivable	3,420
Goodwill	64,579
Identifiable intangible assets(a)	32,300
Other assets	264

Total assets acquired	107,304
Current liabilities	(706)
Deferred tax liability	(12,654)

Total liabilities assumed	(13,360)

Net assets acquired	$93,944

(a)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	Amount	Weighted Average Life (Years)
Core and completed technology	16,500	7.0
Customer relationships	10,800	10.0
Trade name	4,800	8.0
Non-Compete agreement	200	3.0

Total	$32,300

Fiscal 2011 Acquisitions

On June 15, 2011, we acquired all of the outstanding capital stock of Equitrac, a leading provider of print management solutions, to expand the offerings of our Imaging segment, for cash consideration of approximately $162.0 million. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of Equitrac have been included in our results of operations from the acquisition date.

On June 16, 2011, we acquired all of the outstanding capital stock of SVOX, a Swiss based seller of speech recognition, dialog, and text-to-speech software products for the automotive, mobile and consumer electronics industries in our Mobile and Consumer segment. Total purchase consideration was €87.0 million which consists of cash consideration of €57.0 million ($80.9 million based on the exchange rate as of the date of acquisition) and a deferred acquisition payment of €30.0 million ($43.0 million based on the exchange rate as of the date of acquisition). The deferred acquisition payment is payable in cash or shares of our common stock, at our option; €8.3 million of the deferred acquisition payment is due on June 16, 2012 and the remaining €21.7 million is due on December 31, 2012. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of SVOX have been included in our results of operations from the acquisition date.

Pending Acquisition

In December 2011, we signed an agreement to acquire Vlingo, Inc., subject to regulatory approvals and other customary closing conditions. Pursuant to the terms of the agreement, we have advanced $30.0 million to Vlingo, which is reported in Other Assets at

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011. We will evaluate the recoverability of any advances each period until the acquisition is completed. Any portion of the advances deemed not recoverable will be expensed as acquisition-related costs, net. In the event that this transaction does not close by July 1, 2012, we are required to make an advance of $5.0 million and will be obligated to pay an additional $5.0 million on the first day of each month thereafter, up to $30.0 million, until the transaction is completed. If the merger agreement is terminated and the transaction does not close, we will expense these non-refundable advances as acquisition-related costs, net.

Proforma Results

The following table shows unaudited pro forma results of operations as if we had acquired Equitrac, SVOX and Swype on October 1, 2010 (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2011	2010
Revenue	$360,643	$321,810
Net loss	$(2,339)	$(6,220)
Diluted net loss per share	$(0.01)	$(0.02)

We have not furnished pro forma financial information related to our other fiscal 2011 acquisitions because such information is not material, individually or in the aggregate, to our financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

Acquisition-Related Costs, net

Acquisition-related costs include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third-parties; (ii) professional service fees, including third party costs related to the acquisition, and legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and (iii) adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended.

The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended December 31,
	2011	2010
Transition and integration costs	$3,369	$957
Professional service fees	10,504	1,338
Acquisition-related adjustments	738	706

Total acquisition-related costs, net	$14,611	$3,001

The increase in acquisition-related costs, net for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily driven by an increase in professional service fees incurred associated with the Vlingo, Loquendo, and Swype transactions, as well as post-acquisition legal and regulatory costs associated with recently completed acquisitions. Transition and integration costs increased due to the Swype transaction.

5.	Contingent Acquisition Payments

The fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings included in acquisition-related costs, net in each reporting period.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In connection with our acquisition of Swype in October 2011, we agreed to make deferred payments to the former shareholders of Swype of up to $25.0 million in April 2013, contingent upon the continued employment of three named executives and certain other conditions. The contingent payments will be reduced by amounts specified in the merger agreement in the event that any of the three executives terminates employment prior to the payment date or if any losses occur to which we would be entitled to indemnification under the merger agreement. The portion of the deferred payment that is payable to the three named executives will be recognized as compensation expense over the 18 month employment period. The remaining liability has been recorded at its estimated fair value of $16.4 million.

In connection with an immaterial acquisition during fiscal 2010, we agreed to make contingent earn-out payments of up to $2.5 million, payable in stock, upon the achievement of certain financial targets for calendar year 2010 and 2011. At the acquisition date, we recorded $1.0 million as the fair value of the contingent consideration. For the three months ended December 31, 2011 and 2010, we have recorded expense of $0.7 million and $0.6 million, respectively, as fair value adjustments included in acquisition-related costs, net in our consolidated statement of operations. In September 2011, we paid $0.5 million in cash and stock to the former shareholders related to the calendar year 2010 earn-out.

In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. At December 31, 2011, we have not recorded any obligation related to these earn-out provisions.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the three months ended December 31, 2011, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance as of September 30, 2011	$2,347,880	$731,577
Acquisitions	64,579	32,800
Purchase accounting adjustments	(1,514)	—
Amortization	—	(38,137)
Effect of foreign currency translation	(11,973)	(4,323)

Balance as of December 31, 2011	$2,398,972	$721,917

7.	Financial Instruments and Hedging Activities

Derivatives not Designated as Hedges

Forward Currency Contracts

We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. During fiscal 2011, we commenced a program that primarily utilizes foreign currency forward contracts to offset these risks associated with the effect of certain foreign currency exposures. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into contracts for less than 90 days, and at December 31, 2011 we had outstanding contracts with a total notional value of $72.5 million.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other income, net in our consolidated statement of operations. During the three months ended December 31, 2011 and 2010, we recorded losses of $0.6 million and $2.7 million, respectively, associated with these contracts.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Security Price Guarantees

From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other income, net. During the three months ended December 31, 2011 and 2010, we recorded $5.5 million and $7.2 million, respectively, of gains associated with these contracts and received (paid) cash amounts totaling $0.3 million and $(1.0) million, respectively, upon the settlement of agreements during the quarter.

The following is a summary of the outstanding shares subject to security price guarantees at December 31, 2011 (dollars in thousands):

Issue Date	Number of Shares Issued	Settlement Date	Total Value of Shares on Issue Date
August 18, 2011	1,023,360	February 18, 2012	$18,400

The following table provides a quantitative summary of the fair value of our derivative instruments as of December 31, 2011 and September 30, 2011 (dollars in thousands):

		Fair Value
Description	Balance Sheet Classification	December 31, 2011	September 30, 2011
Derivatives Not Designated as Hedges:
Foreign currency contracts	Accrued expenses and other current liabilities	$(432)	$(1,025)
Security Price Guarantees	Prepaid expenses and other current assets	7,954	2,781

Net asset value of non-hedge derivative instruments		$7,522	$1,756

Derivatives Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$15

Net asset value of hedge derivative instruments		$—	$15

The following tables summarize the activity of derivative instruments for the three months ended December 31, 2011 and 2010 (dollars in thousands):

Derivatives Not Designated as Hedges for the Three Months Ended December 31,

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2011	2010
Foreign currency contracts	Other income, net	$(632)	$(2,671)
Security price guarantees	Other income, net	$5,520	$7,215

Derivatives Designated as Hedges for the Three Months Ended December 31,

	Amount of Gain (Loss) Recognized in OCI		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2011	2010		2011	2010
Foreign currency contracts	$—	$162	Other income, net	$15	$(158)
Interest rate swaps	$—	$—	Other income, net	$—	$503

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Financial Instruments

Financial instruments, including cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value.

The estimated fair value of our long-term debt approximated $1,736.3 million (face value $1,575.7 million) and $937.8 million (face value $887.4 million) at December 31, 2011 and September 30, 2011, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The term loan portion of our Credit Facility is traded and the fair values were estimated using the averages of the December 31, 2011 and September 30, 2011 bid and ask trading quotes at each respective reporting date. The fair values of the 2.75% Convertible Debentures due 2027 and the 2.75% Convertible Debentures due 2031 at each respective reporting date were estimated using the averages of the December 31, 2011 and September 30, 2011 bid and ask trading quotes. We had no outstanding balance on the revolving credit line portion of our Credit Facility at December 31, 2011 and September 30, 2011. Our capital lease obligations and other debt are not traded and the fair values of these instruments are assumed to approximate their carrying values as of December 31, 2011 and September 30, 2011.

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

ASC 820, Fair Value Measures and Disclosures, establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and September 30, 2011 consisted of (dollars in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$739,309	$—	$—	$739,309
Time deposits(b)	—	42,175	—	42,175
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $10,245 at cost(b)	—	10,226	—	10,226
Security price guarantees(c)	—	7,954	—	7,954

Total assets at fair value	$740,309	$60,355	$—	$800,664

Liabilities:
Foreign currency exchange contracts(b)	$—	$432	$—	$432
Contingent earn-out(d)	—	—	18,674	18,674

Total liabilities at fair value	$—	$432	$18,674	$19,106

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$258,001	$—	$—	$258,001
Time deposits(b)	—	49,832	—	49,832
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $31,256 at cost(b)	—	31,244	—	31,244
Foreign currency exchange contracts(b)	—	15	—	15
Security price guarantees(c)	—	2,781	—	2,781

Total assets at fair value	$259,001	$83,872	$—	$342,873

Liabilities:
Foreign currency exchange contracts(b)	$—	$1,025	$—	$1,025
Contingent earn-out(d)	—	—	1,358	1,358

Total liabilities at fair value	$—	$1,025	$1,358	$2,383

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.
(b)	The fair values of our time deposits, marketable securities and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.
(c)	The fair values of the security price guarantees are determined using a modified Black-Scholes model, derived from observable inputs such as US treasury interest rates, our common stock price, and the volatility of our common stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.
(d)	The fair value of our contingent consideration arrangements are determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as our common stock price when the contingent consideration arrangement is payable in shares of our common stock. Refer to Note 5 for additional information.

The changes in the fair value of contingent earn-out liabilities are as follows (dollars in thousands):

Three Months Ended December 31, 2011
Balance at beginning of period	$1,358
Earn-out liability established at time of acquisition	16,444
Charges to acquisition-related costs, net	872

Balance as of December 31, 2011	$18,674

Earn-out payments are generally payable based on achieving the specified performance criteria during defined post-acquisition time periods as specified in the purchase and sale agreement for each acquisition. Changes in the fair value during the three months ended December 31, 2011 resulted from improved revenue performance together with an increase in our stock price during the earn-out period.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Current Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2011	September 30, 2011
Compensation	$66,418	$97,929
Sales and marketing incentives(a)	10,991	16,253
Professional fees	10,274	11,975
Sales and other taxes payable	11,219	9,876
Cost of revenue related liabilities	11,191	8,698
Accrued business combination costs	5,701	8,275
Acquisition costs and liabilities	5,318	8,414
Income taxes payable	3,893	4,240
Other	15,404	10,414

Total	$140,409	$176,074

(a)	Included in accrued sales and marketing incentives as of September 30, 2011, is a €5.0 million fixed obligation assumed in connection with our acquisition of SpinVox in 2009. At September 30, 2011, we had €5.0 million ($6.8 million equivalent) of restricted cash that has been placed in an irrevocable standby letter of credit related to the liability. The restricted cash was released upon the settlement of the liability during the three months ended December 31, 2011.

10.	Deferred Revenues

Deferred revenue consisted of the following (dollars in thousands):

	December 31, 2011	September 30, 2011
Current Liabilities:
Deferred maintenance revenue	$104,170	$101,480
Unearned revenue	89,162	84,125

Total current deferred revenue	$193,332	$185,605

Long-term Liabilities:
Deferred maintenance revenue	$28,783	$22,712
Unearned revenue	77,303	67,670

Total long-term deferred revenue	$106,086	$90,382

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

The increase in the deferred maintenance revenue is primarily related to an increase in Imaging maintenance and support. Unearned revenue increased as a result of deferral of professional services fees related to acquired businesses where vendor specific objective evidence of maintenance has not yet been established as well as billings in excess of revenues earned on professional service implementation projects.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	Restructuring and Other Charges, net

The following table sets forth the three months ended December 31, 2011 accrual activity relating to restructuring and other charges (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2011	$5,121	$940	$6,061
Restructuring and other charges, net	2,060	858	2,918
Cash payments	(2,794)	(415)	(3,209)

Balance at December 31, 2011	$4,387	$1,383	$5,770

Restructuring and other charges, net by segment are as follows (dollars in thousands):

	Personnel	Facilities	Total
Healthcare	$284	$54	$338
Mobile and Consumer	574	804	1,378
Enterprise	666	—	666
Imaging	72	—	72
Corporate	464	—	464

Total three months ended December 31, 2011	$2,060	$858	$2,918

Healthcare	$18	$—	$18
Mobile and Consumer	145	—	145
Enterprise	363	1,263	1,626
Imaging	(9)	—	(9)
Corporate	153	—	153

Total three months ended December 31, 2010	$670	$1,263	$1,933

For the three months ended December 31, 2011, we recorded net restructuring and other charges of $2.9 million, which included a $2.1 million severance charge related to the elimination of approximately 80 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired and a $0.8 million charge related to the elimination of redundant facilities assumed in connection with our acquisitions during fiscal 2012 and 2011.

12.	Credit Facilities and Debt

At December 31, 2011 and September 30, 2011, we had the following borrowing obligations (dollars in thousands):

	December 31, 2011	September 30, 2011
2.75% Convertible Debentures due 2027, net of unamortized discount of $25.2 million and $27.4 million, respectively	$224,834	$222,557
2.75% Convertible Debentures due 2031, net of unamortized discount of $152.5 million	537,465	—
Credit Facility	635,349	636,941
Obligations under capital leases and other	347	427

Total long-term debt	1,397,995	859,925
Less: current portion	231,383	6,905

Non-current portion of long-term debt	$1,166,612	$853,020

2.75% Convertible Debentures due 2031

On October 24, 2011, we sold $690 million of 2.75% Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. Total proceeds, net of debt issuance costs of approximately $0.7 million, were $676.6 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semiannually

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

in arrears, beginning on May 1, 2012. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026.

ASC 470-20, Debt with Conversion and Other Options, requires us to allocate the proceeds to the liability component based on the fair value determined at the issuance date with the remainder allocated to the conversion right and recorded in stockholders’ equity. We initially allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through November 2017. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.

If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after December 31, 2011 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $690 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of December 31, 2011, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

2.75% Convertible Debentures due 2027

We have $250 million of 2.75% convertible senior debentures due in August 2027 (the “2027 Debentures”). If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined therein) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. If we

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Our common stock price exceeded the conversion threshold price of $23.36 per share for at least 20 days during the 30 consecutive trading days ended December 31, 2011. Accordingly, the 2027 Debentures are convertible at the holder’s option through March 31, 2012. If the holder were to exercise the conversion option, the principal amount is payable in cash and any amount payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. As a result, we have classified the 2027 Debentures in current liabilities as of December 31, 2011 reflecting the redemption rights of the holders to convert their debentures during the quarter ending March 31, 2012.

The difference between the carrying value of the 2027 Debentures and the $250.0 million principal amount reflects the $25.2 million unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized over the expected term of the convertible debt. Because the 2027 Debentures were convertible at December 31, 2011, an amount equal to the $25.2 million unamortized portion of the original issue discount is separately classified in our consolidated balance sheets as temporary equity and referred to as “Equity component of currently redeemable convertible debentures.”

Credit Facility

Our credit facility consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Credit Facility”). In July 2011, we entered into agreements to amend and restate our existing Credit Facility. Of the approximately $638.5 million remaining term loan balance as of July 1, 2011, lenders representing $493.2 million elected to extend the maturity date by three years to March 31, 2016. The remaining $145.3 million in term loans are due March 2013. In addition, lenders participating in the revolving credit facility chose to extend the maturity date by three years to March 31, 2015. As of December 31, 2011, $635.3 million remained outstanding under the term loans, there were $15.7 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of December 31, 2011, we were in compliance with the covenants under the Credit Facility.

Under terms of the amended Credit Facility, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate, which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars, divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings is as follows:

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

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011 the applicable margins were 1.75%, with an effective rate of 2.05%, on the remaining balance of $144.6 million maturing in March 2013 and 3.00%, with an effective rate of 3.30%, on the remaining balance of $490.7 million maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of December 31, 2011, the commitment fee rate was 0.375%.

The amended Credit Facility includes a provision for an annual excess cash flow sweep, as defined in the agreement, payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. No excess cash flow sweep was required in the first quarter of fiscal 2012 as no excess cash flow, as defined, was generated in fiscal 2011. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions.

13.	Net Income (Loss) Per Share

Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 3.4 million and 17.1 million shares for the three months ended December 31, 2011 and December 31, 2010, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

The following table sets forth the computation for basic and diluted net income (loss) per share in accordance with the two-class method (in thousands, except per share amounts):

	Three Months Ended December 31,
	2011	2010
Numerator:
Basic
Net income (loss)	$9,340	$(9)
Allocation of undistributed earnings to preferred stockholders	(108)	—

Net income (loss) available to common stockholders — basic	$9,232	$(9)

Diluted
Net income (loss) available to common stockholders — diluted	$9,340	$(9)

Denominator:
Basic
Weighted average common shares outstanding	304,011	298,633

Diluted
Weighted average common shares outstanding — basic	304,011	298,633
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	3,562	—
Employee stock compensation plan	7,584	—
Warrants	2,691	—
2027 Convertible Debentures	2,583	—
Other contingently issuable shares	105	—

Weighted average common shares outstanding — diluted	320,536	298,633

Net income (loss) per share:
Basic	$0.03	$(0.00)

Diluted	$0.03	$(0.00)

14.	Stockholders’ Equity

Share Repurchase

On October 24, 2011, we repurchased 8,514,120 shares of our common stock for approximately $200 million using proceeds from the issuance of the 2031 Debentures. The shares were retired and are no longer available for future issuances.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants

We have, from time to time, entered into stock and warrant agreements with Warburg Pincus. In connection with these agreements, we granted Warburg Pincus the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to them pursuant to the purchase agreements, including shares of common stock underlying the warrants. At December 31, 2011, Warburg Pincus holds the following warrants to purchase shares of our common stock:

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

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended December 31,
	2011	2010
Cost of product and licensing	$92	$6
Cost of professional services and hosting	4,406	5,688
Cost of maintenance and support	45	390
Research and development	5,883	4,867
Selling and marketing	11,817	10,310
General and administrative	10,544	10,837

Total	$32,787	$32,098

Included in stock-based compensation for the three month periods ended December 31, 2011 and 2010 is $6.9 million and $6.2 million, respectively, of expense related to awards that will be made as part of the annual bonus plan to employees. The annual bonus pool is determined by management and approved by the Compensation Committee of the Board of Directors based on financial performance targets approved at the beginning of the year. If these targets are achieved, the awards will be settled in shares based on the total bonus earned and the grant date fair value of the shares awarded to each employee.

Stock Options

The table below summarizes activity relating to stock options for the three months ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2011	7,681,719	$10.48
Exercised	(945,769)	$7.65
Forfeited	(5,175)	$4.00
Expired	(2,600)	$4.02

Outstanding at December 31, 2011	6,728,175	$10.89	3.5 years	$96.0 million

Exercisable at December 31, 2011	5,653,453	$9.86	3.1 years	$86.5 million

Exercisable at December 31, 2010	8,591,537	$7.77	2.9 years	$89.6 million

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on December 31, 2011 ($25.16) and the exercise price of the underlying options.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the total unamortized fair value of stock options was $2.8 million with a weighted average remaining recognition period of 0.7 years. A summary of weighted-average grant-date fair value of stock options granted and intrinsic value of stock options exercised is as follows:

	Three Months Ended December 31,
	2011	2010
Weighted-average grant-date fair value per share	N/A	$6.13
Total intrinsic value of stock options exercised (in millions)	$15.2	$7.9

Restricted Units

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units for the three months ended December 31, 2011:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2011	2,955,179	7,286,118
Granted	1,780,500	2,967,541
Earned/released	(1,043,032)	(2,322,227)
Forfeited	(205,829)	(93,446)

Outstanding at December 31, 2011	3,486,818	7,837,986

Weighted average remaining contractual term of outstanding Restricted Units	1.6 years	1.4 years
Aggregate intrinsic value of outstanding Restricted Units(1)	$87.8 million	$197.3 million
Restricted Units vested and expected to vest	3,236,001	6,953,361
Weighted average remaining contractual term of Restricted Units vested and expected to vest	1.6 years	1.3 years
Aggregate intrinsic value of Restricted Units vested and expected to vest(1)	$81.4 million	$174.9 million

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on December 31, 2011 ($25.16) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of December 31, 2011, unearned stock-based compensation expense related to all unvested Restricted Units is $204.9 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.4 years.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	Three Months Ended December 31,
	2011	2010
Weighted-average grant-date fair value per share	$25.06	$17.00
Total intrinsic value of shares vested (in millions)	$81.9	$42.0

Restricted Stock Awards

Restricted Stock Awards are included in the issued and outstanding common stock at the date of grant. During the three months ended December 31, 2011, we granted 750,000 Restricted Stock Awards with a weighted average grant date fair value of $25.80. As

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of December 31, 2011, unearned share-based payment expense related to unvested Restricted Stock Awards is $18.5 million, which will be recognized over a weighted-average remaining period of 2.9 years.

16.	Income Taxes

The effective income tax rate was (9,400.0)% and 100.0% for the three months ended December 31, 2011 and 2010, respectively. The change in the effective tax rate and the decrease in the income tax provision was primarily due to the release of the valuation allowance of $12.2 million during the three months ended December 31, 2011. The release of our valuation allowance resulted from a one-time tax benefit recorded in connection with the acquisition of Swype for which a net deferred tax liability, primarily associated with acquired intangible assets, was recorded in purchase accounting.

At December 31, 2011 and September 30, 2011, the liability for income taxes associated with uncertain tax positions was $15.1 million and $14.9 million, respectively. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	Segment and Geographic Information and Significant Customers

We operate in, and report financial information for, the following four reportable segments: Healthcare, Mobile and Consumer, Enterprise and Imaging. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit represents income from operations excluding stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other income (expense), net and certain unallocated corporate expenses. Segment profit includes an adjustment for acquisition-related revenue and cost of revenue which includes revenue from acquisitions that would have otherwise been recognized but for the purchase accounting treatment of these transactions. We believe that these revenue and cost of revenue adjustments allow for more complete comparisons to the financial results of the historical operations.

We do not track our assets by operating segment. Consequently, it is not practical to show assets by operating segment nor depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to (Loss) income before income taxes (dollars in thousands):

	Three Months Ended December 31,
	2011	2010
Segment revenues(a):
Healthcare	$145,250	$117,806
Mobile and Consumer	108,520	87,741
Enterprise	75,843	72,449
Imaging	52,436	39,266

Total segment revenues	382,049	317,262
Acquisition related revenue	(21,406)	(13,433)

Total consolidated revenue	360,643	303,829

Segment profit(b):
Healthcare	74,056	56,873
Mobile and Consumer	34,841	28,525
Enterprise	15,077	16,327
Imaging	20,870	15,842

Total segment profit	144,844	117,567

Corporate expenses and other, net	(20,782)	(20,747)
Acquisition-related revenues and costs of revenue adjustment	(19,086)	(10,806)
Non-cash stock based compensation	(32,787)	(32,098)
Amortization of intangible assets	(38,137)	(35,968)
Acquisition-related costs, net	(14,611)	(3,001)
Restructuring and other charges, net	(2,864)	(2,051)
Costs associated with IP collaboration agreements	(5,250)	(4,625)
Other income (expense), net	(11,396)	(2,259)

(Loss) income before income taxes	$(69)	$6,012

(a)	Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. Segment revenues also include revenue that the business would have otherwise recognized had we not acquired intellectual property and other assets from the same customer. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b)	Segment profit reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings.

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three Months Ended December 31,
	2011	2010
United States	$276,462	$231,690
International	84,181	72,139

Total Revenue	$360,643	$303,829

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are organized in four segments; Healthcare, Mobile and Consumer, Enterprise, and Imaging. Our solutions and services address our four segments:

•

Healthcare. We provide comprehensive dictation and transcription solutions and services that automate the input and management of medical information. Our hosted and on-premise solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription features, supplemented with editing services, and allow us to deliver scalable, highly productive medical transcription solutions. Our solutions also enable us to accelerate future innovation to transform the way healthcare providers document patient care, through improved interface with electronic medical records and extraction of clinical information to support the billing and insurance reimbursement processes. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription. Trends in our healthcare business include a growing customer preference for on-demand solutions, an increasing proportion of our subscription services also including editing, implementation of electronic healthcare records which we service through license offerings, increasing interest in the use of mobile devices to access healthcare systems and records, and increasing international interest. Over the last several quarters, we have signed several new contracts for our hosted solutions as well as several new contracts to add editing services into existing hosting contracts, resulting in increased average revenue per line, and the volume of lines processed in these services has steadily increased. We are investing to expand our product set to address these opportunities, expand our international capabilities, and reduce our time from contract signing to initiation of billable services.

•

Mobile and Consumer. Our portfolio of mobile and consumer solutions and services includes an integrated suite of voice control and text-to-speech solutions, dictation applications, predictive text technologies, mobile messaging services and emerging services such as dictation, Web search, virtual assistant and voicemail-to-text. Our suite of Dragon general purpose desktop and portable computer dictation applications increases productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. In particular, we have focused in recent quarters on integrating our Dragon technology and brand initiatives across mobile and consumer markets. Trends in our mobile and consumer segment include device manufacturers requiring custom applications to deliver unique and differentiated products, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and automobiles to address the growing concern of distracted driving, and the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers and tablet computers. We are investing to increase our capabilities and capacity to help device manufacturers build custom applications, to increase the capacity of our data centers, to increase the number, kinds and capacity of network services, to enable developers to access our technology, and to expand both awareness and channels for our direct-to-consumer products.

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

Key Metrics

In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, is as follows:

•	Total revenue increased by $56.8 million to $360.6 million;

•	Net income improved to $9.3 million from $0.01 million in fiscal 2011;

•	Gross margins increased by 1.1 percentage points to 62.6%;

•	Operating margins increased by 0.4 percentage point to 3.1%; and

•	Cash provided by operating activities increased by $26.2 million to $89.5 million.

In addition to the above key financial metrics, we also focus on certain non-financial performance indicators. A summary of these key non-financial performance indicators as of and for the period ended December 31, 2011, as compared to December 31, 2010, is as follows:

•

Annualized line run-rate in our on-demand healthcare solutions increased 12% to approximately 4.0 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•

Estimated three-year value of on-demand contracts increased 14% to approximately $1.3 billion. We determine this value as of the end of the period reported, by using our best estimate of all anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS

Total Revenues

The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Product and licensing	$164.7	$133.8	$30.9	23.1%
Professional services and hosting	139.6	122.8	16.8	13.7%
Maintenance and support	56.3	47.2	9.1	19.3%

Total Revenues	$360.6	$303.8	$56.8	18.7%

United States	$276.4	$231.7	$44.7	19.3%
International	84.2	72.1	12.1	16.8%

Total Revenues	$360.6	$303.8	$56.8	18.7%

The geographic split for the three months ended December 31, 2011, was 77% of total revenues in the United States and 23% internationally, compared to 76% of total revenues in the United States and 24% internationally for the same period last year. The increase in the proportion of revenue generated domestically was primarily due to contributions from our Healthcare solutions which are sold predominantly in the United States.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Product and licensing revenue	$164.7	$133.8	$30.9	23.1%

As a percentage of total revenues	45.7%	44.0%

The increase in product and licensing revenue for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, consisted of a $13.1 million increase in Mobile and Consumer revenue primarily driven by a $6.8 million of increase in sales of our Dragon consumer products, following our holiday marketing campaign as well as expanded language coverage. In addition, there was a $6.3 million of increase in our embedded solutions. Healthcare product and licensing revenue increased $11.4 million resulting from continued strength in sales of our Dragon Medical solutions primarily to service electronic healthcare records. Imaging product and licensing revenue increased by $6.3 million driven by sales of our multi-functional peripheral (“MFP”) products, which included revenues associated with our acquisition of Equitrac in the third quarter of fiscal 2011. The growth in our product and licensing revenue streams outpaced the relative growth of our other revenue types, primarily related to strength in our Dragon products, resulting in a 1.7 percentage point increase as a percent of total revenues.

Professional Services and Hosting Revenue

Professional services revenue primarily consists of consulting, implementation and training services for speech customers. Hosting revenue primarily relates to delivering hosted services, such as medical transcription, automated customer care applications, voice message transcription, and mobile search and transcription, over a specified term. The following table shows professional services and hosting revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Professional services and hosting revenue	$139.6	$122.8	$16.8	13.7%

As a percentage of total revenues	38.7%	40.4%

The increase in professional services and hosting revenue for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, consisted of a $14.2 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions, of which $8.2 million was due to our acquisition of Webmedx during fiscal 2011. Mobile and Consumer professional services and hosting revenue increased $4.3 million, attributable to an increase in connected mobile services in the quarter. Professional services and hosting revenue as a percentage of total revenues decreased by 1.7 percentage points, as the growth in product and licensing revenue outpaced the other revenue types.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Maintenance and support revenue	$56.3	$47.2	$9.1	19.3%

As a percentage of total revenues	15.6%	15.5%

The increase in maintenance and support revenue for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was driven by the related growth in our product and licensing sales. The change included a $4.5 million increase in Imaging revenue mainly due to our acquisition of Equitrac, a $2.6 million increase in Enterprise revenue; and a $2.1 million increase in Healthcare revenue driven by growth in product and licensing sales of our Dragon Medical solutions. Maintenance and support revenue remained relatively flat as a percentage of total revenues as compared to the prior year.

Costs and Expenses

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Cost of product and licensing revenue	$18.8	$17.1	$1.7	9.9%

As a percentage of product and licensing revenue	11.4%	12.8%

The increase in cost of product and licensing revenue for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily due to a $1.2 million increase in Imaging costs driven by our acquisition of Equitrac. Gross margin increased 1.4 percentage points due to cost improvement in all of our Dragon products.

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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Cost of professional services and hosting revenue	$90.2	$78.2	$12.0	15.3%

As a percentage of professional services and hosting revenue	64.6%	63.7%

The increase in cost of professional services and hosting revenue for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily due to a $9.2 million increase in Healthcare costs related to growth in our on-demand solutions which included the impact from the acquisition of Webmedx. Gross margin decreased 0.9 percentage points primarily due to a higher proportion of editing services in our Healthcare on-demand offerings.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Cost of maintenance and support revenue	$11.0	$8.3	$2.7	32.5%

As a percentage of maintenance and support revenue	19.5%	17.6%

The increase in cost of maintenance and support revenue for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily due to a $2.0 million increase in Imaging costs related to increased revenue from our MFP products, which included the impact from the acquisition of Equitrac during fiscal 2011. Gross margin decreased by 1.9 percentage points due to growth in our MFP maintenance in Imaging and application maintenance in Enterprise.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits, overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Total research and development expense	$52.1	$41.4	$10.7	25.8%

As a percentage of total revenues	14.4%	13.6%

The increase in research and development expense for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily attributable to an increase in compensation expense. The increase in compensation expense was due to headcount growth as we continue to invest in our research and development organization, as well as additional headcount from our acquisitions during the second half of fiscal 2011.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Total sales and marketing expense	$90.4	$78.3	$12.1	15.5%

As a percentage of total revenues	25.1%	25.8%

The increase in sales and marketing expense for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily attributable to a $7.4 million increase in advertising, as well as a $4.1 million increase in compensation expense. The increase in compensation was driven primarily by additional headcount from our acquisitions during the second half of fiscal 2011 as well as a $1.5 million increase in stock-based compensation expense.

General and Administrative Expense

General and administrative expense primarily consists of personnel costs for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Total general and administrative expense	$31.3	$31.2	$0.1	0.3%

As a percentage of total revenues	8.7%	10.3%

The increase in general and administrative expense for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily attributable to a $2.4 million increase in compensation expense driven by additional headcount due to operational growth, offset by a $2.1 million decrease in legal costs primarily associated with on-going litigation.

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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Cost of revenue	$14.9	$13.3	$1.6	12.0%
Operating expenses	23.2	22.7	0.5	2.2%

Total amortization expense	$38.1	$36.0	$2.1	5.8%

As a percentage of total revenues	10.6%	11.9%

The increase in amortization of intangible assets for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily attributable to the amortization of acquired intangible assets from our business and technology acquisitions during the second half of fiscal 2011 and in fiscal 2012.

Acquisition-Related Costs, Net

Acquisition-related costs include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third-parties; (ii) professional service fees, including third party costs related to the acquisition, and legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and (iii) adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. Acquisition-related costs were recorded as follows (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Transition and integration costs	$3.4	$1.0	$2.4	240.0%
Professional service fees	10.5	1.3	9.2	707.7%
Acquisition-related adjustments	0.7	0.7	—	0.0%

Total Acquisition-related costs, net	$14.6	$3.0	$11.6	386.7%

As a percentage of total revenues	4.0%	0.9%

The increase in acquisition-related costs, net for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily driven by an increase in professional service fees incurred associated with the Vlingo, Loquendo and Swype transactions, as well as post-acquisition legal and regulatory costs associated with recently completed acquisitions. Transition and integration costs increased due to the Swype transaction.

Restructuring and Other Charges, Net

The following table sets forth the activity relating to the restructuring accruals included in Restructuring and other charges, net for the three months ended December 31, 2011 (dollars in millions):

	Personnel	Facilities	Total
Balance at September 30, 2011	$5.1	$1.0	$6.1
Restructuring and other charges	2.1	0.8	2.9
Cash payments	(2.8)	(0.4)	(3.2)

Balance at December 31, 2011	$4.4	$1.4	$5.8

For the three months ended December 31, 2011, we recorded net restructuring and other charges of $2.9 million, which included a $2.1 million severance charge related to the elimination of approximately 80 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired and a $0.8 million charge related to the elimination of redundant facilities assumed in connection with acquisitions during fiscal 2012 and 2011.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gains (losses) from other non-operating activities. The following table shows other income (expense), in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Interest income	$0.6	$0.8	$(0.2)	(25.0)%
Interest expense	(17.7)	(9.2)	(8.5)	(92.4)%
Other income, net	5.7	6.1	(0.4)	(6.6)%

Total other income (expense)	$(11.4)	$(2.3)	$(9.1)	(395.7)%

As a percentage of total revenues	(3.2)%	(0.8)%

The increase in interest expense for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was due to the issuance of the 2031 Debentures in the first quarter of fiscal 2012 increasing cash interest by $3.5 million and increasing non-cash interest by $4.2 million related to the amortization of the related debt discount.

(Benefit) Provision for Income Taxes

The following table shows the provision for income taxes and the effective income tax rate (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
(Benefit) provision for income taxes	$(9.4)	$6.0	$(15.4)	(256.7)%

Effective income tax rate	(9,400.0)%	100.0%

The effective income tax rate was (9,400)% and 100.0% for the three months ended December 31, 2011 and 2010, respectively. The change in the effective tax rate and the decrease in the income tax provision was primarily due to the release of the valuation allowance of $12.2 million during the three months ended December 31, 2011. The release of our valuation allowance resulted from a one-time tax benefit recorded in connection with the acquisition of Swype for which a net deferred tax liability was recorded in purchase accounting.

SEGMENT ANALYSIS

We operate in, and report financial information for, the following four reportable segments: Healthcare, Mobile and Consumer, Enterprise and Imaging. The Healthcare segment is primarily engaged in voice and language recognition for healthcare information management offered both by licensing and on-demand services. The Mobile and Consumer segment is primarily engaged in sales of voice and language solutions that are embedded in a device (such as a cell phone, car or tablet computer) or installed on a personal computer. Our Enterprise segment offers voice and language solutions by licensing as well as on-demand solutions hosted by us that are designed to help companies better support, understand and communicate with their customers. The Imaging segment sells document capture and print management solutions that are embedded in copiers and multi-function printers as well as packaged software for document management.

Segment revenues include revenue related to acquisitions, primarily from the fiscal 2010 eCopy transaction and the fiscal 2011 purchases of Equitrac and Loquendo that would otherwise have been recognized but for the purchase accounting treatment of these transactions. Segment revenues also include revenue that we would have otherwise recognized had we not acquired intellectual property and other assets from the same customer during the same quarter. We include these revenues and the related cost of revenues to allow for more complete comparisons to the financial results of historical operations, forward-looking guidance and the financial results of peer companies and in assessing management performance. Segment profit reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings.

Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit represents income from operations excluding stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other income (expense), net and certain unallocated corporate expenses. Segment profit includes an adjustment for acquisition-related revenues and cost of revenues which includes revenue from acquisitions that would have otherwise been recognized but for the purchase accounting treatment of these transactions. We believe that these adjustments allow for more complete comparisons to the financial results of the historical operations. The following table presents segment results (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2011	2010
Segment Revenues(a)
Healthcare	$145.3	$117.8	$27.5	23.3%
Mobile and Consumer	108.5	87.7	20.8	23.7%
Enterprise	75.8	72.5	3.3	4.6%
Imaging	52.4	39.3	13.1	33.3%

Total segment revenues	$382.0	$317.3	64.7	20.4%
Less: acquisition related revenues	(21.4)	(13.5)	(7.9)	58.5%

Total revenues	$360.6	$303.8	$56.8	18.7%

Segment Profit(b)
Healthcare	$74.0	$56.9	17.1	30.1%
Mobile and Consumer	34.8	28.5	6.3	22.1%
Enterprise	15.1	16.3	(1.2)	(7.4)%
Imaging	20.9	15.9	5.0	31.4%

Total segment profit	$144.8	$117.6	$27.2	23.1%

(a)	Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. Segment revenues also include revenue that the business would have otherwise recognized had we not acquired intellectual property and other assets from the same customer. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

(b)	Segment profit reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings.

Segment Revenue

•

Healthcare segment revenue increased $27.5 million, primarily attributable to revenue growth in both licenses and on-demand solutions. Our product and licensing revenue increased $11.4 million driven by continued strength in sales of our Dragon Medical solutions. On-demand revenue increased $13.4 million due to growth in transactional volume, which includes additional volume resulting from our acquisition of Webmedx.

•

Mobile and Consumer segment revenue increased $20.8 million. Our product and licensing revenue grew $16.6 million. This is comprised of $9.7 million due to growth in our embedded handset and automotive products, including products resulting from our acquisition of SVOX, and $6.8 million of growth driven by increased sales of our Dragon mobile and consumer products. Our professional services and hosting revenue grew $4.3 million driven by transactional volume growth in our connected mobile services.

•

Enterprise segment revenue increased $3.3 million. Our product and licensing revenue grew $3.3 million, which includes contributions from our acquisition of Loquendo. Our maintenance and support revenue grew $1.9 million from the continued strength in renewals. These increases were offset by a decline of $1.8 million in our professional services and hosting revenue.

•	Imaging segment revenue increased $13.1 million, due to growth in sales from our MFP products driven by our acquisition of Equitrac.

Segment Profit

•

Healthcare segment profit for the three months ended December 31, 2011 increased 30.1% over the same period last year, driven primarily by segment revenue growth of 23.3%. Segment profit margin increased by 2.6 percentage points primarily due to operating expense leverage in research and development and selling and marketing expenses, offset by a decrease of 0.4 percentage points in margin due to a higher proportion of editing services in our on-demand offerings.

•

Mobile and Consumer segment profit for the three months ended December 31, 2011 increased 22.1% over the same period last year, resulting in part from a 23.7% increase in segment revenue, offset by increased investment in research and development and advertising. Segment profit margin remained relatively flat at 32.1% during the period, as compared to 32.5% last year. The change in segment profit margin was driven primarily by a 4.2 percentage point improvement due to leveraging selling expenses and a 2.2 percentage point improvement resulting from revenue mix shift towards product and licensing revenue. These improvements were offset by increased investment in advertising and continued investment in research and development, reducing segment profit margin by 3.6 percentage points and 3.2 percentage points, respectively.

•

Enterprise segment profit for the three months ended December 31, 2011 decreased 7.4% over the same period last year, driven primarily by increased research and development expense due to the acquisition of Loquendo. Segment profit margin decreased by 2.6 percentage points from 22.5% last year to 19.9% this year. The decrease in segment profit margin included a 1.6 percentage point decrease resulting primarily from increased costs to support Nuance On Demand customer implementations and a 1.7 percentage point decrease in research and development expense. The decrease in segment profit margin was offset by a 0.9 percentage point improvement due to leveraging selling expenses.

•

Imaging segment profit for the three months ended December 31, 2011 increased 31.4% over the same period last year, resulting in part from a 33.3% increase in segment revenue offset by increased investment in sales and marketing expense and research and development expense. Segment profit margin remained relatively flat at 39.9% during the period, as compared to 40.5% last year. The change in segment profit margin was driven primarily by a 3.2 percentage point improvement due to leveraging selling expenses. This improvement was offset by increased marketing spend to drive revenue growth and increased research and development expense related to our acquisition of Equitrac, reducing segment profit margin by 2.5 percentage points and 1.2 percentage points, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $873.6 million as of December 31, 2011, an increase of $426.4 million as compared to $447.2 million as of September 30, 2011. Our working capital was $604.1 million as of December 31, 2011, as compared to $379.9 million as of September 30, 2011. Cash and cash equivalents held by our international operations totaled $54.3 million and $61.7 million at December 31, 2011 and September 30, 2011, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the withholding taxes payable as a result would have a material impact to our liquidity. As of December 31, 2011, our total accumulated deficit was $359.0 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents and marketable securities on-hand are sufficient to meet our operating needs for at least the next twelve months.

As a result of the trading value of our common stock during the quarter ended December 31, 2011, the 2027 Debentures are convertible at the option of each holder until March 31, 2012, and are therefore classified as a current liability in our balance sheet at December 31, 2011. However, as of the date of this filing, we have not received any conversion notices requiring us to accelerate repayment during the second fiscal quarter. Based on the current value of the debentures, we do not anticipate a material portion of the debentures to be converted within the next twelve months.

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended December 31, 2011 was $89.5 million, an increase of $26.2 million, or 41.4%, as compared to cash provided by operating activities of $63.3 million for the three months ended December 31, 2010. The increase was primarily driven by the following factors:

•

An increase in cash flows of $18.0 million generated by changes in working capital, excluding deferred revenue, primarily driven by an €18.0 million ($23.4 million equivalent) payment during the first quarter of fiscal 2011 for a fixed obligation assumed in connection with our acquisition of SpinVox; and

•	An increase in cash flows of $5.6 million resulting from an increase in net income, exclusive of non-cash adjustment items.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended December 31, 2011 was $109.9 million, an increase of $100.8 million, as compared to cash used in investing activities of $9.1 million for the three months ended December 31, 2010. The net increase in the cash used in investing activities was primarily driven by the following factors:

•

An increase in cash outflows of $98.5 million for business and technology acquisitions, primarily driven by the cash consideration of approximately $77.5 million paid in connection with the acquisition of Swype as well as an advance cash payment of $30.0 million for a pending acquisition during the three months ended December 31, 2011;

•

A decrease in cash inflows of $10.4 million from restricted cash in each period related to the release of cash placed in an irrevocable standby letter of credit account which was released upon satisfaction of a liability assumed in connection with our acquisition of SpinVox. The related liabilities of $6.8 million and $23.4 million were paid in the three months ended December 31, 2011 and December 31, 2010, respectively; and

•	An increase in cash outflows of $16.8 million resulting from additional capital expenditures, primarily related to the purchase of a corporate asset in the three months ended December 31, 2011.

Cash Used in Financing Activities

Cash provided by financing activities for the three months ended December 31, 2011 was $446.8 million, an increase of $462.8 million, as compared to cash used in financing activities of $16.0 million for the three months ended December 31, 2010. The net increase was primarily driven by the following factors:

•

A $676.6 million cash inflow resulting from the issuance of the 2031 Debentures, net of issuance costs, offset by $200.0 million that we used to repurchase 8.5 million shares of our common stock during the quarter ended December 31, 2011; and

•

A $14.6 million increase in cash outflows as a result of the increase in cash payments to net share settle employee equity awards, due to an increase in vesting activities and an increase in intrinsic value of the shares vested as a result of the overall increase in our stock price during the three months ended December 31, 2011 as compared to the same period in 2010.

2.75% Convertible Debentures due in 2031

On October 24, 2011, we sold $690 million of 2.75% Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. Total proceeds, net of debt issuance costs of approximately $0.7 million, were $676.6 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semiannually in arrears, beginning on May 1, 2012. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.

If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after December 31, 2011 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest, and each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $690 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of December 31, 2011, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

2.75% Convertible Debentures due in 2027

We have $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) that were issued on August 13, 2007 in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment as defined therein) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Our common stock price exceeded the conversion threshold price of $23.36 per share for at least 20 days during the 30 consecutive trading days ended December 31, 2011. Accordingly, the 2027 Debentures are convertible at the holder’s option through March 31, 2012. If the holder were to exercise the conversion option, the principal amount is payable in cash and any amount payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. As a result, we have classified the 2027 Debentures in current liabilities as of December 31, 2011 reflecting the redemption rights of the holders to convert their debentures during the quarter ending March 31, 2012.

Credit Facility

Our credit facility consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Credit Facility”). In July 2011, we entered into agreements to amend and restate our existing Credit Facility. Of the approximately $638.5 million remaining term loan balance as of July 1, 2011, lenders representing $493.2 million elected to extend the maturity date by three years to March 31, 2016. The remaining $145.3 million in term loans are due March 2013. In addition, lenders participating in the revolving credit facility chose to extend the maturity date by three years to March 31, 2015. As of December 31, 2011, $635.3 million remained outstanding under the term loans, there were $15.7 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of December 31, 2011, we were in compliance with the covenants under the Credit Facility.

Under terms of the amended Credit Facility, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings is as follows:

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

At December 31, 2011 the applicable margins were 1.75%, with an effective rate of 2.05%, on the remaining balance of $144.6 million maturing in March 2013 and 3.00%, with an effective rate of 3.30%, on the remaining balance of $490.7 million maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of December 31, 2011, the commitment fee rate was 0.375%.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table outlines our contractual payment obligations as of December 31, 2011 (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	Remaining 2012	2013 and 2014	2015 and 2016	Thereafter
Credit Facility(1)	$635.4	$4.8	$153.2	$477.4	$—
Convertible Senior Debentures(2)	940.0	—	250.0	—	690.0
Interest payable under Credit Facility(1)	67.5	12.1	31.9	23.5	—
Interest payable under 2.75% Convertible Senior Debentures(3)	131.3	21.1	51.7	37.9	20.6
Letters of Credit	15.7	15.4	0.3	—	—
Lease obligations and other liabilities:
Operating leases	146.7	23.0	52.8	42.4	28.5
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions	1.6	1.0	0.6	—	—
Pension, minimum funding requirement(4)	4.5	1.8	2.7	—	—
Purchase commitments for inventory, property and equipment(5)	9.1	9.1	—	—	—
Collaboration agreements(6)	54.3	23.4	28.4	2.5	—
Other long-term liabilities assumed(7)	17.4	8.9	5.0	3.5	—

Total contractual cash obligations	$2,023.5	$120.6	$576.6	$587.2	$739.1

(1)	Interest is due and payable monthly under the Credit Facility, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate as of December 31, 2011 related to the Credit Facility.
(2)	Holders of the 2027 Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022. Holders of the 2031 Debentures have the right to require us to redeem the Debentures on November 1, 2017, 2021, and 2026. As a result of the common stock trigger price provision, each holder of the 2027 Debentures has the right to convert their holdings during the quarter ending March 31, 2012, however we have not received any conversion notices as of the date of this filing.
(3)	2.75% interest is due and payable semi-annually under 2027 Debentures and 2031 Debentures.
(4)	Our U.K. pension plan has a minimum annual funding requirement of £859,900 (approximately $1.3 million based on the exchange rate at December 31, 2011) for each of the next 3 years, through fiscal 2014.
(5)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog as well as purchase commitments for property and equipment.
(6)	Payments under the research collaboration agreements are payable in cash or common stock at our option.
(7)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessor companies prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs related to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $21.0 million. As of December 31, 2011, we have sub-leased certain of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $7.6 million, which ranges from $1.5 million to $2.3 million on an annualized basis through 2016.

The gross liability for unrecognized tax benefits as of December 31, 2011 was $15.1 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

Contingent Liabilities and Commitments

In connection with certain of our acquisitions, we have agreed to make contingent cash payments to the former shareholders of certain of the acquired companies. The following represents the contingent cash payments that we may be required to make.

In connection with our acquisition of Swype, Inc. in October 2011, we agreed to make deferred payments to the former shareholders of Swype of up to $25.0 million in April 2013, contingent upon the continued employment of three named executives and certain other conditions. The contingent payments will be reduced by amounts specified in the merger agreement in the event that any of the three executives terminates employment prior to the payment date or if any losses occur to which we would be entitled to indemnification under the merger agreement. The portion of the deferred payment that is payable to the three named executives will be recognized as compensation expense over the 18 month employment period. The remaining liability has been recorded at its estimated fair value of $16.4 million.

In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. At December 31, 2011, we have not recorded any obligation related to these earn-out provisions.

Pending Acquisitions

In December 2011, we signed an agreement to acquire Vlingo, Inc., subject to regulatory approvals and other customary closing conditions. Pursuant to the terms of the agreement, we have advanced $30.0 million to Vlingo, which is reported in Other Assets at December 31, 2011. We will evaluate the recoverability of any advances each period until the acquisition is completed. Any portion of the advances deemed not recoverable will be expensed as acquisition-related costs, net. In the event that this transaction does not close by July 1, 2012, we are required to make an advance of $5.0 million and will be obligated to pay an additional $5.0 million on the first day of each month thereafter, up to $30.0 million, until the transaction is completed. If the merger agreement is terminated and the transaction does not close, we will expense these non-refundable advances as acquisition-related costs, net.

Off-Balance Sheet Arrangements

Through December 31, 2011, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2011 would not have a material impact on our revenue, operating results or cash flows in the coming year.

Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. During fiscal 2011, we established a program that primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gain or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 30 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $72.5 million at December 31, 2011. Based on the nature of the transaction for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.

At December 31, 2011, we held approximately $873.6 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio or results of operations.

At December 31, 2011, our total outstanding debt balance exposed to variable interest rates was $635.3 million. A hypothetical change in market rates would have a significant impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding variable rate debt would increase $6.4 million per annum.

Equity Price Risk

We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of December 31, 2011, we have security price guarantees outstanding for approximately 1.0 million shares of our common stock. A 10% change in our stock price during the next six months could result in a reduction of cash inflows of up to $2.8 million for a decrease in the stock price or additional cash inflows of up to $2.8 million for an increase in the stock price.

2027 Debentures

The fair value of our 2027 Debentures is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair market value of the debentures will generally increase or decrease as the market price of our common stock changes. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. However, increases in the value of our common stock above $23.36 for a specified period of time may provide the holders of the debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement.

Our debentures trade in the financial markets, and the fair value at December 31, 2011 was $359.6 million, based on an average of the bid and ask prices for that day. This compares to a conversion value on December 31, 2011 of approximately $323.1 million. A 10% increase in the stock price over the December 31, 2011 closing price of $25.16 would have an estimated $27.4 million increase to the fair value and a $32.3 million increase to the conversion value of the debentures. Given the current trading value of the debentures, the greatest value to the holders of the debentures would be to sell their holding in the open market in order to maximize their return. Based on this, we believe that the holders may not have a significant economic incentive to convert prior to the first redemption date in August 2014.

2031 Debentures

The fair value of our 2031 Debentures is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair market value of the debentures will generally increase or decrease as the market price of our common stock changes. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. However, increases in the value of our common stock above $41.99 for a specified period of time may provide the holders of the debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement. Our debentures trade in the financial markets, and the fair value at December 31, 2011 was $743.4 million, based on an average of the bid and ask prices for that day. This compares to a conversion value on December 31, 2011 of approximately $537.5 million. A 10% increase in the stock price over the December 31, 2011 closing price of $25.16 would have an estimated $41.8 million increase to the fair value and a $53.7 million increase to the conversion value of the 2031 Debentures.

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

Intangible assets are generally amortized over a five to fifteen year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2011, we had identified intangible assets of approximately $721.9 million, net of accumulated amortization, and goodwill of approximately $2.4 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of December 31, 2011, we had a total of $1,575.7 million of gross debt outstanding, including $144.6 million in term loans due in March 2013, $490.7 million in term loans due in March 2016 under an amended and restated agreement signed in July 2011, and $940.0 million in convertible debentures. Investors may convert the 2027 Debentures, totaling $250.0 million into shares of our common stock during the quarter ending March 31, 2012 because our common stock price exceeded the conversion price of approximately $23.36 per share for certain specified periods. In addition, investors may require us to redeem the 2027 Debentures in August 2014. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in November 2017, or sooner if our common stock price exceeds the conversion price of approximately $32.30 per share for certain specified periods. We also have a $75.0 million revolving credit line available to us through March 2015. As of December 31, 2011, there were $15.7 million of letters of credit issued but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

As of December 31, 2011, Warburg Pincus, a global private equity firm, beneficially owned approximately 23% of our outstanding common stock, including warrants exercisable for up to 7,562,422 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.

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

Issuer Purchases of Equity Securities

On October 24 2011, in connection with our $690.0 convertible debt offering, our Board of Directors authorized us to repurchase up to $200 million of our common stock in open market or negotiated transactions. As of December 31, 2011, there were no funds remaining available for repurchase under the existing authorization.

Common stock repurchase activity under our authorized plan during the first quarter of fiscal 2011 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May yet by Purchased Under the Plan
October 1, 2011 – October 31, 2011	8,514,120	23.49	8,514,120	$—
November 1, 2011 – November 30, 2011	—	—	—	$—
December 1, 2011 – December 31, 2011	—	–	—	$—

For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not considered common stock repurchases by the Company.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 9, 2012.

Nuance Communications, Inc.

By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of October 6, 2011, by and among Nuance, Sonic Acquisition Corporation, a wholly owned subsidiary of Nuance, Swype, and Adrian Smith, as the representative of the Company’s shareholders.	8-K	0-27038	2.1	10/6/2011

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004

3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-142182	3.3	4/18/2007

3.5	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004

4.1	Indenture, dated as of October 24, 2011, by and between Nuance Communications, Inc. and U.S. Bank National Association.	8-K	0-27038	4.1	10/24/2011

10.1	Purchase Agreement, dated as of October 18, 2011, by and between Nuance Communications, Inc. and Morgan Stanley & Co. LLC, as representative of the initial purchasers named therein.	8-K	0-27038	10.1	10/24/2011

10.2	Employment Agreement dated November 11, 2011 between the Registrant and Paul Ricci.					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

101	The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes of Consolidated Financial Statements.					X